Form 10-Q
period 1995-03-31
ENZON INC
filed 1995-05-12
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended MARCH 31, 1995                Commission File No. 0-12957



                                  ENZON, INC.
            (Exact name of registrant as specified in its charter)





            DELAWARE                                           22-2372868
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification No.)

20 KINGSBRIDGE ROAD, PISCATAWAY, NEW JERSEY                          08854
(Address of principal executive offices)                           (Zip Code)


                                (908) 980-4500
             (Registrant's telephone number, including area code:)


              40 KINGSBRIDGE ROAD, PISCATAWAY, NEW JERSEY, 08854
                 (Former address if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No


The number of shares of common stock, $.01 par value, outstanding as of May 5, 1995 was 25,481,385 shares.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         ENZON, INC. AND SUBSIDIARIES
                    CONSOLIDATED  CONDENSED BALANCE SHEETS
March 31, 1995 and June 30, 1994

ASSETS                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                             March 31,     June 30,                                             March 31,     June 30,
                               1995          1994                                                 1995          1994

                          (unaudited)          *                                               (unaudited)        *
Current assets:                                      Current liabilities:
Cash and cash            $4,725,242    $5,731,461    Accounts payable                          $1,095,204      $2,419,571
equivalents
Accounts receivable       2,601,508     1,928,453    Accrued expenses                           3,616,230       4,238,274
Inventories                 905,776       939,823    Other current liabilities due to           1,312,829       1,312,829
Other current assets        644,488       112,515    Sanofi Winthrop

                                                     Total current liabilities                  6,024,263       7,970,674
Total current assets      8,877,014     8,712,252    Accrued rent                              1,000,158       1,860,782
                                                     Unearned revenue - Rhone-Poulenc Rorer     3,423,879            -
                                                     Other liabilities                              4,620         115,733
                                                                                                4,428,657       1,976,515
Property and equipment   15,929,784    17,606,217    Commitments and contingencies
Less accumulated
depreciation              9,616,710     8,386,254    Stockholders' equity:
and amortization


                          6,313,074     9,219,963    Preferred stock-$.01 par value,
                                                     authorized 3,000,000 shares;
Other assets:                                        issued and outstanding 109,00 shares
Investments                  80,756        80,756    at March 31, 1995 and June 30, 1994
Cash surrender value of                              (liquidation preference $25 per
life insurance                   -        373,186    share aggregating $2,725,000 at
Other assets, net           117,443       170,935    March 31, 1995)                                     1,090              1,090
Patents, net              1,865,905     1,986,160    Common stock-$.01 par value,
                          2,064,104     2,611,037    authorized 40,000,000 shares;
                                                     issued and outstanding 25,481,385
                                                     shares at March 31, 1995 and 24,427,258
                                                     at June 30, 1994                                  254,814            244,273
                                                     Additional paid-in capital                    109,514,173        107,520,250
Total assets            $17,254,192   $20,543,252    Accumulated deficit                          (102,968,805)      (97,169,550)

                                                     Total stockholders' equity                      6,801,272         10,596,063
                                                     Total liabilities and stockholders'
                                                     equity                                        $17,254,192        $20,543,252



*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          Three Months and Nine Months Ended March 31, 1995 and 1994
(Unaudited)

                                           Three months ended                              Nine months ended
                                                March 31,          March 31,                     March 31,            March 31,
                                           1995                      1994                          1995          1994
Revenues
   Sales                                        $3,912,273         $2,347,658                      $8,071,597         $6,011,381
   Contract revenue                                902,005          5,360,500                       2,802,005          5,740,500
     Total revenues                              4,814,278          7,708,158                      10,873,602         11,751,881
Costs and expenses
   Cost of sales                                   824,936            376,339                       2,212,162           968,464
   Research and development expenses             2,097,350          4,217,102                       8,855,700        13,493,802
   Selling, general and administrative           1,537,041          2,463,156                       5,356,758         8,701,404
expenses                                         1,192,971           -                              1,192,971        -
   Restructuring expense
     Total costs and expenses                    5,652,298          7,056,597                      17,617,591         23,163,670
       Operating income (loss)                   (838,020)            651,561                     (6,743,989)       (11,411,789)
Other income (expense)
   Interest and dividend income                     78,069             18,535                         166,814            198,872
   Interest expense                                  (205)            (1,677)                         (3,793)           (17,964)
   Other                                            96,129           -                                781,713           (35,569)
                                                   173,993             16,858                         944,734            145,339
      Net income (loss)                         ($664,027)           $668,419                    ($5,799,255)      ($11,266,450)
Net earnings (loss) per common share                 ($0.03)              $0.03                        ($0.24)        ($0.49)

Weighted average number of common
  shares outstanding during the period          25,381,385         23,622,102                      25,083,135         23,564,071

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Nine Months Ended March 31, 1995 and 1994
(Unaudited)

                                                                        Nine months ended
                                                                                  March 31,                     March 31,
                                                                                    1995             1994
Cash flows from operating activities:
     Net loss                                                                        ($5,799,255)($11,266,450)
     Adjustment for depreciation and amortization                                       1,906,9902,115,405
     Adjustment for other non-cash charges                                                256,535115,509
     Reserve for shutdown of Enzon Labs Inc.                                             (87,667)(626,463)
     Loss on retirement of equipment                                                      517,89635,569
     (Decrease) increase in accrued rent                                                (860,624)262,917
     Changes in assets and liabilities                                                    354,986                      (799,090)
     Net cash used in operating activities                                            (3,711,139)                   (10,162,603)
Cash flows from investing activities:
     Capital expenditures                                                               (228,437)(621,800)
     Proceeds from sale of equipment                                                      830,695-
     Increase in short-term investments                                                         -(991,835)
     Proceeds from sale of short-term investments                                               -4,903,670
     Proceeds from cash surrender value of officers' life
       insurance                                                                          373,186                       -
     Net cash provided by investing activities                                            975,444                      3,290,035
Cash flows from financing activities:
     Proceeds from issuance of common stock                                             1,746,633580,342
     Principal payments of obligations under capital leases                              (17,157)                       (16,813)
     Net cash provided by financing activities                                          1,729,476                        563,529
     Net decrease in cash and cash equivalents                                        (1,006,219)                    (6,309,039)
     Cash and cash equivalents at beginning of period                                   5,731,461                     11,995,846
     Cash and cash equivalents at end of period                                        $4,725,242                     $5,686,807









The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
             Notes To Consolidated Condensed Financial Statements
                                  (Unaudited)


(1)  ORGANIZATION AND BASIS OF PRESENTATION

      The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon, Inc. and subsidiaries in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

(2)  NET LOSS PER COMMON SHARE

      Net loss per common share is based on net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $163,500 and $175,051, respectively, for the nine months ended March 31, 1995 and 1994, and $54,500 and $58,051, respectively, for the three months ended March 31, 1995 and 1994, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and common stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations. The total number of shares issued to former shareholders of Enzon Labs Inc. (formerly known as Genex Corporation), which was acquired on October 31, 1991, have been included in the weighted average number of outstanding shares, as if all shares had been issued on October 31, 1991, the date of acquisition.

(3)  INVENTORIES

      The composition of inventories at March 31, 1995 and June 30, 1994 is as follows:

                                        March 31,           June 30,
                                            1995               1994


      Raw materials                      $231,726              $407,071
      Work in process                     527,206               289,038
      Finished goods                      146,844               243,714
                                         $905,776              $939,823

(4)  CASH FLOW INFORMATION

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $1,900 and $3,700 for the nine months ended March 31, 1995 and 1994, respectively. There were no income tax payments made for the nine months ended March 31, 1995 and 1994. During the nine months ended March 31, 1995, the Company issued 100,000 shares of unregistered Common Stock in order to acquire an option to purchase the remaining facility it currently leases in Piscataway, New Jersey. During the nine months ended March 31, 1994, 8,000 shares of Series A Cumulative Convertible Preferred Stock were converted to 21,978 shares of Common Stock. Accrued dividends of $64,000 on the Series A Cumulative Convertible Preferred Stock that was converted, were settled by issuing 7,032 shares of Common Stock and cash payments totalling $9 for fractional shares for the nine months ended March 31, 1994. There was no conversion of the Series A Cumulative Convertible Preferred Stock during the nine months ended March 31, 1995.

                         ENZON, INC. AND SUBSIDIARIES
        Notes To Consolidated Condensed Financial Statements, Continued
                                  (Unaudited)


(5)  STOCKHOLDERS' EQUITY

      During the nine months ended March 31, 1995, the Company concluded its agreement with Susquehanna Brokerage Services, Inc. ("Susquehanna") dated June 24, 1994. Under this agreement, the Company sold, in a public offering, 954,000 shares of newly issued Common Stock. The shares were sold at a weighted average price of $2.06 per share, resulting in net proceeds to the Company of approximately $1,747,000.

(6)  NON-QUALIFIED STOCK OPTION PLAN

      During the nine months ended March 31, 1995, the Company issued 1,326,078 stock options at an average exercise price of $2.41 under the Company's Non-Qualified Stock Option Plan, (the "Plan") of which 367,000 were granted to officers and 213,328 to independent directors. All options granted under the plan during the nine months ended March 31, 1995, were granted at prices that equalled or exceeded the fair market value of the stock at the time the option was granted. The options also have a minimum vesting period of six months.

(7)  COMMITMENTS

      During December 1994, the Company amended its long-term supply agreement for unmodified L-asparaginase, one of the raw materials used in the Company's product ONCASPAR<reg-trade-mark>. The amendment eliminated the Company's obligation to purchase $870,000 of raw material for the year ending December 31, 1994 and increased the purchase commitment for the year ending December 31, 1995 by $870,000 to $1,700,000. Under the amended agreement, the Company has the option to fully satisfy $870,000 of the purchase requirement for the year ending December 31, 1995, without taking delivery of the product, by making a payment of $350,000.

(8)  RESTRUCTURING EXPENSES

      During the quarter ended March 31, 1995, the Company reduced its workforce by approximately 30 employees, bringing the total number of employees to 134 as of March 31, 1995. As a result of these reductions, the Company was able to move its General and Administrative operations into its existing facility at 20 Kingsbridge Road in Piscataway, New Jersey.

      On March 31, 1995, the Company terminated its lease for 83,000 square feet at 40 Kingsbridge Road in Piscataway, New Jersey, its former General and Administrative facility. As part of the termination agreement, the landlord was able to draw down on a $600,000 letter of credit that served as the security deposit for both buildings that the Company occupied on Kingsbridge Road in Piscataway. The termination payment, severance related to staff reductions, as well as the write-off of leasehold improvements, moving expenses and commission due the Company's real estate broker, related to the termination of the 40 Kingsbridge lease were recorded as a restructuring charge during the quarter ended March 31, 1995. The termination of the Company's 40 Kingsbridge Road facility lease reduces the Company's future minimum lease payments by $132,000, $650,000, $729,000 and $729,000 for each of the fiscal years ending
June 30, 1995, 1996, 1997 and 1998, respectively, and an aggregate of $7,161,000 for the years thereafter.

                         ENZON, INC. AND SUBSIDIARIES
        Notes To Consolidated Condensed Financial Statements, Continued
                                  (Unaudited)


(9)  OPERATING LEASES

      During October 1994, the Company entered into a sale-leaseback agreement for certain research and development equipment valued at approximately $830,000. The equipment was sold at a price which exceeded book value and the corresponding lease is being accounted for as an operating lease. The minimum lease payments under the agreement are $448,000, $174,000, $174,000 and $43,000 for each of the fiscal years ending June 30, 1995, 1996, 1997 and 1998, respectively.

(10)  SIGNIFICANT AGREEMENT - RHONE-POULENC RORER AGREEMENT

      During January 1995, the Company revised its exclusive U.S. marketing rights license with Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") for ONCASPAR. Under the revised agreement, Enzon will earn a royalty of 10% for the year ending December 31, 1995 and 23.5% thereafter, until 2008, on net sales of ONCASPAR up to agreed upon amounts, as opposed to 50% of net profits provided for under the original agreement. Additionally, Enzon will earn a royalty of 23.5% for the year ending December 31, 1995 and 43.5% thereafter, until 2008 on net sales of ONCASPAR which exceed the agreed upon limits with the limitation that the total royalties earned for any such year shall not exceed 33% of net sales. The revision eliminates RPR's requirement to make certain minimum advertising, promotional and clinical expenditures. Future decisions regarding clinical development will be at RPR's discretion. The amended agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995. Royalties due under the revised agreement will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain RPR costs and interest expenses, before cash payments will be made under the agreement. The revised agreement also provides for the acceleration of the remaining $500,000 in license payments under the original license from June 30, 1995 to March 15, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994

REVENUES. Revenues for the three months ended March 31, 1995 decreased by 38% to $4,814,000 as compared to $7,708,000 for the same period in 1994. The components of revenues are sales and contract revenues. Sales increased by 67% to $3,912,000 for the three months ended March 31, 1995 as compared to $2,348,000 for the same period in the prior year, due to an increase in patients receiving ADAGEN<reg-trade-mark>, increased ONCASPAR<reg-trade-mark> revenues from Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") and increased shipment of clinical supplies to the Company's collaborative partner, Schering Corporation ("Schering"). Other than approximately $380,000 of additional clinical supplies, which are scheduled for delivery during the next quarter, the Company has no firm orders for clinical supplies from Schering. ADAGEN sales for the three months ended March 31, 1995 and 1994 were $2,148,000 and $2,062,000, respectively. Under the Company's amended exclusive U.S. marketing license with RPR, depending on net sales levels, Enzon will earn a royalty of between 10% and 23.5% for the year ending December 31, 1995 and between 23.5% and 43.5% for the years thereafter on the net sales of ONCASPAR. Royalties earned under the amended agreement are limited in that all royalties earned in any such year shall not exceed 33% of net sales. Contract revenue for the three months ended March 31, 1995 decreased by 83% to $902,000, as compared to $5,361,000 for the same period in 1994. The decrease was principally due to a one time $5,000,000 payment from RPR received in the prior year related to the Food and Drug Administration ("FDA") approval of ONCASPAR. During the three months ended March 31, 1995 and 1994, the Company had export sales of $572,000 and $577,000, respectively. Sales in Europe were $519,000 and $547,000 for the three months ended March 31, 1995 and 1994, respectively.

COST OF SALES. Cost of sales, as a percentage of sales, increased to 21% for the three months ended March 31, 1995 as compared to 16% for the same period in 1994. The increase was due primarily to a charge recorded for the three months ended March 31, 1995 for idle capacity at the Company's manufacturing facility, and cost of sales related to clinical supplies of PEG-Intron A manufactured for Schering which has a lower margin than the other products sold during the quarter. Prior to the approval of ONCASPAR in February 1994, the Company's first FDA approved drug for a potentially large patient population, idle capacity was charged to research and development expense. In the fourth quarter of fiscal 1994, the Company began classifying idle capacity as cost of sales. During the quarter ended March 31, 1995, the Company utilized approximately 76% of its manufacturing capacity for the production of its approved products and clinical supplies for Schering.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 1995 decreased by 50% to $2,097,000 from $4,217,000 for the same period in 1994. This decrease was primarily due to (i) decreased research facilities and occupancy costs due to a rent credit received from one of the Company's landlords and the subleasing of certain facilities, (ii)
reductions in personnel, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits,
(iii) the charging of idle capacity to cost of sales during the three months ended March 31, 1995, rather than research and development expenses as was the case during the three months ended March 31, 1994 and (iv) other cost containment measures taken by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 1995 decreased by 38% to $1,537,000 from $2,463,000 for the same period in 1994. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits and (ii) other cost containment measures taken by the Company.

RESTRUCTURING EXPENSE. During the quarter ended March 31, 1995, the Company reduced its workforce by 30 employees bringing the total number of employees to 134 as of March 31, 1995. As a results of these reductions, the Company was able to terminate its lease for its General and Administrative headquarters at 40 Kingsbridge Road, Piscataway, New Jersey. As part of the termination agreement, the landlord was able to draw down on a letter of credit that served as a security deposit on both of the buildings the Company occupied on Kingsbridge Road in Piscataway. This termination payment and severance related to the staff reduction as well as the write-off of leasehold improvements, moving expenses and commissions due the Company's real estate broker were recorded as restructuring expenses during the quarter ended March 31, 1995.

OTHER INCOME/EXPENSE. Other income/expense increased by $157,000 to $174,000 for the three months ended March 31, 1995 as compared to $17,000 for the same period last year. The increase was due principally to an increase in interest bearing investments as well as an increase in interest rates and gains recorded on the sale of equipment.

NINE MONTHS ENDED MARCH 31, 1995 VS. NINE MONTHS ENDED MARCH 31, 1994

REVENUES. Revenues for the nine months ended March 31, 1995 decreased by 7% to $10,874,000 as compared to $11,752,000 for the same period in 1994. The components of revenues are sales and contract revenues. Sales increased by 34% to $8,072,000 for the nine months ended March 31, 1995 as compared to
$6,011,000 for the same period in the prior year, due to an increase in patients receiving ADAGEN, increased ONCASPAR revenues from RPR and the shipment of clinical material to Schering. Other than approximately $380,000 of additional clinical supplies, which are scheduled for delivery during the next quarter, the Company has no firm orders for clinical supplies from Schering. ADAGEN sales for the nine months ended March 31, 1995 and 1994 were $6,157,000 and $5,457,000, respectively. Contract revenue for the nine months ended March 31, 1995 decreased by 51% to $2,802,000, as compared to $5,741,000 for the same period in 1994. The decrease was principally due to a one time payment received during the nine months ended March 31, 1994 from RPR related to the FDA approval of ONCASPAR. The decrease was offset in part by a payment of $1,800,000 recorded in the nine months ended March 31, 1995 from Bristol-Myers Squibb related to the exercise of its option under an agreement dated September 1993, to acquire a worldwide non-exclusive license for all therapeutic indications for the Company's Single-Chain Antigen-Binding ("SCA<trademark>") protein technology. During the nine months ended March 31, 1995 and 1994, the Company had export sales of $1,571,000 and $1,497,000, respectively. Sales in Europe were $1,390,000 and $1,384,000 for the nine months ended March 31, 1995 and 1994, respectively.

COST OF SALES. Cost of sales, as a percentage of sales, increased to 27% for the nine months ended March 31, 1995 as compared to 16% for the same period in 1994. The increase was due primarily to (i) a charge recorded for the nine months ended March 31, 1995 for idle capacity at the Company's manufacturing facility and (ii) cost of sales related to clinical supplies of PEG-Intron A manufactured for Schering which has a lower margin than the other products sold during the quarter. Prior to the approval of ONCASPAR, the Company's first FDA approved drug for a potentially large patient population, idle capacity was charged to research and development expense. In the fourth quarter of fiscal 1994, the Company began classifying idle capacity as cost of sales.

RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended March 31, 1995 decreased by 34% to $8,856,000 from $13,494,000 for the same period in 1994. This decrease was primarily due to (i) reductions in personnel, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits, (ii) the charging of idle capacity to cost of sales during the nine months ended March 31, 1995, rather than research and development expenses as was the case during the nine months ended March 31, 1994, (iii) decreased research facilities and occupancy costs due to a rent credit received from one of the Company's landlords and the subleasing of certain facilities and (iv) other cost containment measures taken by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended March 31, 1995 decreased by 38% to $5,357,000 from $8,701,000 for the same period in 1994. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits, (ii) decreased marketing and advertising costs for ONCASPAR as a result of the Company's license agreement with RPR, and (iii) other cost containment measures taken by the Company. Under the Company's exclusive U.S. marketing rights license, RPR is responsible for all marketing and advertising costs.

RESTRUCTURING EXPENSE. During the quarter ended March 31, 1995, the Company reduced its workforce by 30 employees bringing the total number of employees to 134 as of March 31, 1995. As a results of these reductions, the Company was able to terminate its lease for its General and Administrative headquarters at 40 Kingsbridge Road, Piscataway, New Jersey. As part of the termination agreement, the landlord was able to draw down on a letter of credit that served as a security deposit on both of the buildings the Company occupied on Kingsbridge Road in Piscataway. This termination payment and severance related to the staff reduction as well as the write-off of leasehold improvements, moving expenses and commissions due the Company's real estate broker were recorded as restructuring expense during the quarter ended March 31, 1995.

OTHER INCOME/EXPENSE. Other income/expense increased to $945,000 for the nine months ended March 31, 1995 as compared to $145,000 for the same period last year. The increase was principally due to an insurance settlement received during the nine months ended March 31, 1995 related to ADAGEN that was destroyed in shipment.

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) as of July 1, 1994. The adoption of SFAS 115 did not have a material impact on the Company's consolidated condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      Enzon had $4,725,000 in cash and cash equivalents as of March 31, 1995. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

      The Company's cash reserves, as of March 31, 1995, decreased by $1,006,000 from June 30, 1994. The decrease in cash reserves was caused by the funding of operations which was offset in part by the proceeds from the Company's public offering, the sale/leaseback of certain research and development equipment and a royalty advance of $3,500,000 received related to the renegotiation of the Company's exclusive U.S. marketing rights license with RPR.

      During the nine months ended March 31, 1995, the Company received net proceeds of approximately $1,747,000 from the sale of 954,000 shares of Common Stock through Susquehanna Brokerage Services, Inc. ("Susquehanna"), as underwriter. During January 1995, the Company revised its exclusive U.S. marketing rights license with RPR for ONCASPAR. Under the revised agreement, Enzon will earn a royalty on net sales of ONCASPAR as opposed to 50% of net profits provided for under the original agreement. The amended agreement provides for a payment of $3,500,000 in advance royalties, which was received in January 1995. Royalties due under the revised agreement will be offset against a credit of $5,970,000, which represents the royalty advances plus reimbursement of certain RPR costs and expenses, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability on the consolidated balance sheet as of March 31, 1995 and will be reduced as royalties are recognized under the agreement.

      The Company's agreement with Sanofi Winthrop Inc. ("Sanofi"), formerly Sterling Winthrop, Inc., and the Eastman Kodak Company ("Kodak"), requires a credit to Sanofi for monies not expended for the development of PEG-SOD, PEG-catalase and PEG-uricase under the Company's March 1987 stock purchase agreement with Kodak, pursuant to which Kodak advanced the Company $9,000,000 to fund all activities to obtain FDA approval for these products and purchased 2,000,000 shares of the Company's Common Stock for $6,000,000. The Company believes that under the agreement, Sanofi may only apply the credit, shown as a current liability in the consolidated condensed balance sheet, against the purchase of clinical supplies and the Company has no other obligation to repay the credit to Sanofi. Sanofi has notified the Company that it does not require future clinical supplies from the Company and, therefore, the Company has no further obligation under the agreement to supply PEG-SOD to Sanofi.

      As of March 31, 1995, 940,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") had been converted into 3,093,411 shares of Common Stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of March 31, 1995, there were $1,094,500 of accrued and unpaid dividends on the Series A Preferred Stock. Dividends accrue on the outstanding Series A Preferred Stock at the rate of $218,000 per year.

      To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Management believes that its current sources of liquidity will be sufficient to meet its anticipated cash requirements based, if necessary, on reduced spending levels, through October 31, 1995.

      Upon exhaustion of the Company's current cash reserves, the Company's continued operations will depend on its ability to realize significant revenues from the commercial sale of its products, raise additional funds through equity or debt financing, or obtain significant licensing, technology transfer or contract research and development fees. There can be no assurance that these sales, financings or revenue generating activities will be successful.

      In management's opinion, the effect of inflation on the Company's past operations has not been significant.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) An annual meeting of stockholders was held on January 10, 1995.

   (b) The directors elected at the annual meeting were A.M. "Don" MacKinnon and Randy H. Thurman. The term of office as a director for each of Peter G. Tombros, Abraham Abuchowski, Robert LeBuhn and Dr. Rosina B. Dixon continued after the annual meeting.

   (c) The matters voted upon at the annual meeting and the results of the voting are set forth below. Brokers' non-votes were not applicable.

         (i)The stockholders voted 20,898,395 shares in favor and withheld 666,542 votes with respect to the election of A.M. "Don" MacKinnon as a Class II director of the Company and 20,910,845 shares in favor and withheld 654,092 votes with respect to the election of Randy H. Thurman as a Class II director of the Company.

         (ii) The stockholders voted 20,963,662 shares in favor, 493,832 against and 107,443 abstained with respect to a proposal to ratify the selection of KPMG Peat Marwick LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 1995.

ITEM 6. EXHIBIT  AND REPORTS ON FORM 8-K

   (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

       Exhibit                                                                                   Page Number or
       NUMBER          DESCRIPTION                                                              Incorporation BY
                                                                                                    REFERENCE
               1.1   Form of Third Amended and Restated Purchase Agreement by and between the Company and Susquehanna Brokerage Services, Inc. dated as of June
                     24,
                     1994                                                                                    ##(1.1)
               4.0   Certificate of Designation for the Series A Cumulative Convertible
                     Preferred Stock filed with the Secretary of State of Delaware                            *(4.0)
              10.0   Employment Agreement dated March 25, 1994 with Peter G. Tombros                        #(10.17)
              10.1   Termination Agreement and General Release dated May 17, 1994 with
                     Edward Ehrenberg                                                                      ###(10.3)
              10.2   Form of Change of Control Agreements dated as of January 20, 1995
                     entered                                                                                      E1
                       into with the Company's Executive Officers
              10.3   Lease - 300-C Corporate Court, South
                       Plainfield, New Jersey                                                              ***(10.3)
              10.4   Modification of Lease - 300-C Corporate Court, South Plainfield
                       New Jersey                                                                           ++(10.3)
              10.5   Lease Termination Agreement dated March 31, 1995 for
                       20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey                        E2
              10.6   Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
                       Piscataway, New Jersey                                                                     E3
              10.7   Lease - 20 Kingsbridge Road, Piscataway, New Jersey                                          E4
              10.8   Form of Lease - 40 Cragwood Road, South
                       Plainfield, New Jersey                                                             ****(10.9)
              10.9   Lease 300A-B Corporate Court, South Plainfield, New Jersey                              (10.10)
              10.10  Stock Purchase Agreement dated March 5, 1987
                       between the Company and Eastman Kodak Company                                      ****(10.7)
              10.11  Amendment dated June 19, 1989 to Stock Purchase
                       Agreement between the Company and
                       Eastman Kodak Company                                                               **(10.10)
              10.12  Form of Stock Purchase Agreement between the Company and the purchasers of the Series A Cumulative
                       Convertible Preferred Stock                                                          +(10.11)
              10.13  Amendment to License Agreement and Revised License Agreement
                       between the Company and Research Corporation dated
                       April 25, 1985                                                                      +++(10.5)
              10.14  Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
                       Corporation                                                                         **(10.14)
              10.15  License Agreement dated September 7, 1989 between the Company
                       and Research Corporation Technologies                                               **(10.15)
              10.16  Master Lease Agreement and Purchase Leaseback Agreement dated
                       October 28, 1994 between the Company and Comdisco, Inc.                           ####(10.16)

* Previously filed as exhibits to the Company's Registration Statement on Form S-2 (File No. 33-34874) and incorporated herein by reference thereto.

** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 and incorporated herein by reference thereto.

*** Previously filed as exhibits to the Company's Registration Statement on Form S-18 (File No. 2-88240-NY) and incorporated herein by reference thereto.

**** Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 2-96279) filed with the Commission and incorporated herein by reference thereto.

+ Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-39391) filed with the Commission and incorporated herein by reference thereto.

++ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference thereto.

+++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated herein by reference thereto.

++++ Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference thereto.

# Previously filed as exhibit to the Company's Current Report on Form 8-K dated April 5, 1994 and incorporated herein by reference thereto.

## Previously filed as exhibit to the Company's Registration Statement on Form S-3 (File No. 33-80790) and incorporated herein by reference thereto.

### Previously filed as exhibit to the Company Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference thereto.

#### Previously filed as exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994.

         (b)   Reports on Form 8-K

         On January 13, 1995, the Company filed with the Commission a Current Report on Form 8-K dated December 6, 1994 relating to (i) the signing of a revised U.S. marketing license agreement for ONCASPAR with RPR and (ii) the initiation of clinical trials for the Company's product, LYSODASE<reg-trade-mark>.

         On January 25, 1995, the Company filed with the Commission a Current Report on Form 8-K dated January 20, 1995 relating to the Company's (i) receipt from the FDA of permission to begin clinical trials of its hemoglobin-based oxygen carrier, PEG-hemoglobin; and (ii) reduction in its workforce by 22 employees in connection with its on-going cost reduction program.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            ENZON, INC.
            (Registrant)



Date: May 12, 1995            By: /PETER G. TOMBROS
                              Peter G. Tombros
                              President and Chief Executive
                               Officer



                              By: /KENNETH J. ZUERBLIS
                              Kenneth J. Zuerblis
                              Vice President, Finance
                              (Principal Financial
                              and Accounting Officer)