Form 10-Q/A
period 1995-03-31
ENZON INC
filed 1995-07-19
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A1


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MARCH 31, 1995                      Commission File No. 0-
12957


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

       (i) The stockholders voted 20,898,395 shares in favor and withheld 666,542 votes with respect to the election of A.M. "Don" MacKinnon as a Class II director of the Company and 20,910,845 shares in favor and withheld 654,092 votes with respect to the election of Randy H. Thurman as a Class II director of the Company.

       (ii)The stockholders voted 20,963,662 shares in favor, 493,832 against and 107,443 abstained with respect to a proposal to ratify the selection of KPMG Peat Marwick LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 1995.
ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

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
              10.10  Stock Purchase Agreement dated March 5, 1987
                       between the Company and Eastman Kodak Company                                      ****(10.7)
              10.11  Amendment dated June 19, 1989 to Stock Purchase
                       Agreement between the Company and
                       Eastman Kodak Company                                                               **(10.10)
              10.12  Form of Stock Purchase Agreement between the Company and the purchasers of the Series A Cumulative
                       Convertible Preferred Stock                                                          +(10.11)
              10.13  Amendment to License Agreement and Revised License Agreement
                       between the Company and Research Corporation dated
                       April 25, 1985                                                                      +++(10.5)
              10.14  Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
                       Corporation                                                                         **(10.14)
              10.15  License Agreement dated September 7, 1989 between the Company
                       and Research Corporation Technologies                                               **(10.15)
              10.16  Master Lease Agreement and Purchase Leaseback Agreement dated
                       October 28, 1994 between the Company and Comdisco, Inc.                           ####(10.16)
              27.0   Financial Data Schedule                                                                     E-5



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

+    Previously filed as exhibits to the Company's Registratsion Statement on Form
     S-1 (File No. 33-39391) filed with the Commission and incorporated herein by reference thereto.

++   Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference thereto.

+++  Previously filed as an exhibit to the Company's Annual Rerort on Form 10-K for the fiscal year ended June 30, 1985 and incorporated herein by reference thereto.

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

### Previously filed as exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference thereto.

#### Previously filed as exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994.


     (b)   Reports on Form 8-K

    On January 13, 1995, the Company filed with the Commission a Current Report on Form 8-K dated December 6, 1994 relating to (i) the signing of a revised U.S. marketing license agreement of ONCASPAR with RPR and (ii) the initiation of clinical trials for the Company's product, LYSODASE.


On January 25, 1995, the Company filed with the Commission a Current Report on Form 8-K dated January 20, 1995 relating to the Company's (i) receipt from the FDA of permission to begin clinical trials of its
    hemoglobin-based
oxygen carrier, PEG-
hemoglobin; and (ii)
    reduction in its
     workforce by 22
        employees in
 connection with its
       on-going cost
  reduction program.

          SIGNATURES

                    Pursuant
 to the requirements
   of the Securities
     Exchange Act of
1934, the Registrant
has duly caused this
   amendment to this
 report to be signed
on its behalf by the
         undersigned
      thereunto duly
         authorized.

ENZON,
                INC.
(Registrant)



 Date: July 19, 1995By: /PETER G. TOMBROS
Peter
          G. Tombros
President
 and Chief Executive

             Officer



By:
/KENNETH J. ZUERBLIS
Kenneth
         J. Zuerblis
Vice
  President, Finance
(Principal
           Financial
and
 Accounting Officer)