Form 10-K
period 1995-06-30
ENZON INC
filed 1995-09-28
CIK 727510

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                            -----------------------
                                                Commission
            For the fiscal year ended JUNE 30, 1995File Number 0-12957


                                 ENZON, INC.
            (Exact name of registrant as specified in its charter)

                        DELAWARE               22-2372868
            (State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification No.)

            20 KINGSBRIDGE ROAD, PISCATAWAY, NEW JERSEY     08854
            (Address of principal executive offices)   (Zip Code)

            Registrant's telephone number, including area code: (908) 980-4500

            Securities registered pursuant to Section 12(b) of the Act: NONE

            Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No

      Indicate  by check mark if disclosure of delinquent  filers  pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on September 15, 1995 was approximately $96,025,000. There is no market for the Series A Cumulative Convertible Preferred Stock, the only other class of voting stock.

      As of September 15, 1995, there were 26,328,874 shares of Common Stock, par value $.01 per share, outstanding.

      The Index to Exhibits appears on page 25.

                      DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 5, 1995, to be filed with the Commission not later that 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.


                                  ENZON, INC.

                         1995 Form 10-K Annual Report

                               TABLE OF CONTENTS

                                                                   PAGE

                                    PART I
Item 1.   Business                                               3
Item 2.   Properties                                            19
Item 3.   Legal Proceedings                                     19
Item 4.   Submission of Matters to a Vote of
      Security Holders                                      19

                                    PART II

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters                         20
Item 6.   Selected Financial Data                               21
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 21
Item 8.   Financial Statements and Supplementary Data           24
Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure              24

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant24
Item 11.  Executive Compensation                                24
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                      24
Item 13.  Certain Relationships and Related Transactions        24

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                 24




      The following trademarks and service marks  appear in this Annual Report:
      ADAGEN and ONCASPAR are registered trademarks of Enzon, Inc.; PEGNOLOGY is a registered service mark of Enzon, Inc.; SCA is a trademark of Enzon Labs Inc.; DISMUTEC is a trademark of Sanofi Winthrop, Inc.; Elspar is a registered trademark of Merck & Co., Inc; Erwinase is a registered trademark of Porton Products Limited; INTRON A is a registered trademark of Schering Corporation; BABS is a trademark of Creative BioMolecules, Inc.; and CEREDASE is a trademark of Genzyme Corporation.


                                    PART I

ITEM 1. BUSINESS

OVERVIEW

      Enzon, Inc. ("Enzon" or the "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies, PEG Modification or the PEG Process and Single-Chain Antigen-Binding (SCA) proteins. The Company is primarily engaged in the research, development and commercialization of its proprietary technologies in the areas of blood substitutes, genetic diseases and oncology.

      The Company has received marketing approval from the United States Food and Drug Administration ("FDA") for two of its products: (i) ONCASPAR, approved in February 1994 for the indication of acute lymphoblastic leukemia ("ALL") in patients who are hypersensitive to native forms of L-asparaginase and (ii) ADAGEN, the first successful application of enzyme replacement therapy for an inherited disease, approved in March 1990 to treat a rare form of Severe Combined Immunodeficiency Disease ("SCID"), commonly known as the Bubble Boy Disease.

      The Company manufactures both ADAGEN and ONCASPAR in its South Plainfield, New Jersey facility and markets ADAGEN on a worldwide basis. ONCASPAR is marketed in the U.S. by Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"). The Company received $6,000,000 from RPR related to the granting of this license (of which $500,000 and $5,500,000 were paid to the Company during the fiscal years ended June 30, 1995 and 1994, respectively). Under the license, which was amended in January 1995, the Company is also entitled to royalties on the sales of ONCASPAR in the U.S. by RPR of 10% to 23.5% in 1995 and 23.5% to 43.5%, thereafter, based on the sales level of ONCASPAR. During 1995, RPR paid the Company $3,500,000 in advance royalties. Royalties due under the RPR agreement will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the original agreement and interest expense. The Company has also granted exclusive licenses to sell ONCASPAR in Canada and Mexico to RPR in exchange for royalty payments on future sales. The Company is currently pursuing additional licenses for marketing and distribution rights outside North America. During November 1994, ONCASPAR was approved in Germany for use in patients with ALL who are hypersensitive to natural forms of L-asparaginase.

      ONCASPAR is the enzyme L-asparaginase modified by the PEG Process and ADAGEN is the enzyme adenosine deaminase modified by the PEG Process. The PEG Process involves chemically attaching polyethylene glycol ("PEG"), a relatively non-reactive and non-toxic polymer, to proteins and certain other pharmaceuticals for the purpose of enhancing their therapeutic value. Attachment of PEG helps to disguise the proteins and to reduce their recognition by the immune system, thereby generally lowering potential immunogenicity. Both the increased molecular size and lower immunogenicity result in extended circulating blood life, in some cases from minutes to days.

      In addition to its approved products, the Company is conducting research and developing additional drugs. In the blood substitutes area, the Company has undertaken the development of a hemoglobin based oxygen carrier, utilizing the protein hemoglobin modified by the PEG Process. In addition to its use as a blood substitute, the Company's product PEG-hemoglobin, may act as a radiosensitizer in cancer therapy. Enzon has chosen to base PEG-hemoglobin on bovine hemoglobin, due to its superior oxygen-carrying properties, relative stability, availability and low cost. The Company is currently conducting a Phase I clinical trial in healthy volunteers and has administered PEG-
hemoglobin to 28 subjects up to a dose of approximately 45 grams or the equivalent of approximately 1.5 units of whole blood. The Company is compiling the results of this trial for submission to the FDA. The Company plans to conduct future clinical trials utilizing PEG-hemoglobin in patients receiving radiation treatment for solid hypoxic tumors and as a blood substitute (resuscitation fluid) for trauma patients. The Company is discussing the protocols for these trials with the FDA. The Company currently manufactures and plans to manufacture PEG-hemoglobin for future trials in a pilot plant facility located in South Plainfield, New Jersey.

      In the area of genetic diseases, the Company's lead product under development is a PEG-modified version of the enzyme glucocerebrosidase to treat Gaucher disease, a genetic disorder that results in the lack of beta-glucocerebrosidase, an enzyme instrumental in the breakdown and disposal of complex fatty substances in the bloodstream. These substances then accumulate in the spleen, liver and bone marrow, resulting in anemia, weakened bones, enlargement of the spleen and liver and sometimes early death. An estimated 15,000 people suffer from Gaucher disease in the United States, of whom 2,000 to 3,000 require medical attention. During September 1994, the Company began a Phase I clinical trial in Gaucher patients. Currently, two patients are enrolled in this trial and additional patients are anticipated to be added when clinical trial material becomes available.

      The Company has several products under development in the area of oncology which are all in the early research stage. These products include PEG-modified anti-cancer compounds and a novel chemical compound.

      The  Company  is  pursuing  a  dual  strategy  for   commercializing  its
proprietary technologies. In addition to developing, manufacturing and marketing the Company's proprietary products, the Company has established strategic alliances in which Enzon licenses its proprietary technologies in exchange for milestone payments, manufacturing revenues and/or royalties.

      The Company licensed exclusive worldwide marketing rights to Sanofi Winthrop Inc. ("Sanofi"), formerly Sterling Winthrop, Inc., for PEG-Superoxide dismutase ("PEG-SOD"), which is the enzyme superoxide dismutase ("SOD") modified by the PEG Process. SOD destroys oxygen free radicals that may damage tissue during reperfusion associated with myocardial infarction, organ transplant and trauma. Generally, Enzon will be entitled to 40% of the net profits from sales of PEG-SOD in the United States during the life of the basic U.S. PEG patent covering this product, with agreed-upon limits on the amount of expenses that can be deducted by Sanofi from revenues before calculating the profit split. Sanofi is presently developing PEG-SOD, which it has trademarked as DISMUTEC, for closed head trauma. Sanofi has advised the Company that it is currently conducting an expanded Phase III clinical trial on PEG-SOD, which is expected to be completed during the fourth quarter of 1995. A smaller, double blind, Phase III study with approximately 460 patients has been completed. This study showed that patients receiving DISMUTEC showed 18% and 16% relative improvement in favorable neurological outcomes compared to patients receiving a placebo, three and six months after injury, respectively. Published sources indicate that the FDA has granted PEG-SOD "fast track" status in the FDA's new drug approval process. The Company and Research Corporation Technologies Inc. ("RCT") signed agreements seeking to extend the PEG patent for this product. See "Research Corporation License Agreements".

      The Company is also developing a PEG version of a Schering Corporation ("Schering") product, INTRON A (interferon alfa 2b). During the fiscal year ended June 30, 1995, the Company amended its agreement with Schering and agreed to transfer proprietary know-how and manufacturing rights to Schering for $3,000,000, of which $2,000,000 was received during the fiscal year ended June 30, 1995. The Company also sold to Schering, 847,000 shares of unregistered, newly issued Common Stock for gross proceeds of $2,000,000. The Company is also entitled to additional payments of approximately $5,550,000, subject to the achievement of certain milestones in the product's development, and royalties on worldwide sales of PEG INTRON A, if any. The Company has the option, upon FDA approval, to be Schering's exclusive manufacturer of PEG INTRON A for the U.S. market.

      The Company has an extensive licensing program for its SCA technology. SCA proteins are genetically engineered proteins designed to overcome the problems hampering the diagnostic and therapeutic use of conventional monoclonal antibodies. Pre-clinical studies have shown that SCA proteins target and penetrate tumors more readily than conventional monoclonal antibodies. Currently, there are five SCA proteins in Phase I clinical trials by various organizations, including a product developed by the Company, SCA-CC49. The Company believes these organizations will have to obtain a license from the Company under its SCA patents to commercialize these products. See "Patents". The Company believes that SCA proteins may be useful in the development of therapeutics in the area of oncology.

      The Company has granted SCA licenses to six companies, including Bristol-Myers Squibb, Inc. ("Bristol-Myers"), Baxter Healthcare Corporation ("Baxter") and Eli Lilly & Co. ("Eli Lilly"). These licenses generally provide for upfront payments, milestone payments and royalties on sales of FDA approved products.

PRODUCTS ON THE MARKET

      The Company currently has two products on the market, ONCASPAR and ADAGEN. The Company received marketing approval from the FDA for ONCASPAR in February 1994 and for ADAGEN in March 1990.

ONCASPAR

      ONCASPAR, the enzyme L-asparaginase modified by the PEG Process, is used in conjunction with other chemotherapeutics to treat patients with ALL who are hypersensitive (allergic) to native (unmodified) forms of L-asparaginase.

      L-asparaginase is an enzyme which depletes the amino acid asparagine, a non-essential amino acid upon which certain leukemic cells are dependent for survival. Accordingly, the depletion of plasma asparagine levels selectively starves these leukemic cells. L-asparaginase is a component of standard pediatric ALL remission induction therapies. Unmodified L-asparaginase is currently marketed as Elspar. Erwinase, another form of unmodified L-asparaginase, is also available in the United States on a compassionate use basis, but is not FDA approved.

      The therapeutic value of unmodified L-asparaginase is limited by two inherent features of the enzyme. First, its short half-life in blood (less than
1.5 days) requires every-other-day injections, causing significant discomfort and inconvenience to patients. Secondly, the enzyme's non-human source makes it inherently immunogenic, resulting in a high incidence of allergic reactions, some of which may be severe, necessitating the discontinuance of the L-asparaginase therapy.

      Through PEG Modification, Enzon believes ONCASPAR offers significant therapeutic advantages over unmodified L-asparaginase. Namely, ONCASPAR has a significantly increased half-life in blood (greater than five days), allowing every-other-week administration, making its use more tolerable to patients than unmodified L-asparaginase. PEG Modification also disguises the enzyme's foreign nature, generally reducing its immunogenicity, and accordingly, the incidence of allergic reactions.

      ONCASPAR was launched in the United States by RPR during March 1994. The Company has granted RPR an exclusive license ("the RPR License Agreement") in the United States to sell ONCASPAR, and any other PEG-asparaginase product (the "Product") developed by Enzon or RPR during the term of the License Agreement. Under this agreement, Enzon is entitled to licensing payments totaling $6,000,000, of which $500,000 and $5,500,000 were paid during the fiscal years ended June 30, 1995 and 1994, respectively. During January 1995, the Company amended the RPR License Agreement. Under the amended RPR License Agreement, Enzon will earn a base royalty of 10% for the year ending December 31, 1995 and 23.5% thereafter, until 2008, on net sales of ONCASPAR up to agreed upon amounts, as opposed to 50% of net profits under the original agreement. Additionally, Enzon will earn a super royalty of 23.5% for the year ending December 31, 1995 and 43.5% thereafter, until 2008, on net sales of ONCASPAR which exceed the agreed upon amounts, with the limitation that the total royalties earned for any such year shall not exceed 33% of net sales. The revision eliminates RPR's requirement to make certain minimum advertising, promotional and clinical expenditures. Future decisions regarding clinical development will be at RPR's discretion. The amended RPR License Agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

      The payment of base royalties to Enzon under the amended RPR License Agreement will be offset by a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due to RPR under the original RPR License Agreement and interest expense. Super royalties will be paid to the Company when earned. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheet as of June 30, 1995. The royalty advance will be reduced as base royalties are recognized under the agreement.

      The amended RPR License Agreement prohibits RPR from selling a competing PEG-asparaginase product anywhere in the world during the term of such agreement and for five years thereafter. The amended RPR License Agreement terminates in December 2008, subject to early termination by either party due to a default by the other or by RPR at any time on one year's prior notice to Enzon. Upon any termination all rights under the amended RPR License Agreement revert to Enzon.

      The Company has also granted exclusive licenses to sell ONCASPAR in Canada and Mexico to RPR. These agreements provide for RPR to obtain marketing approval of ONCASPAR in Canada and Mexico and for the Company to receive royalties on sales of ONCASPAR in these countries, if any. The Company is currently pursuing other licenses for marketing and distribution rights for ONCASPAR outside North America. A separate supply agreement with RPR requires RPR to purchase from Enzon all of RPR's requirements for the Product for sales in North America.

      In November 1994, the Company received approval in Germany for therapeutic use of ONCASPAR in patients with ALL who are hypersensitive to natural forms of L-asparaginase. The Company is currently not selling ONCASPAR in Germany. The Company is pursuing marketing and distribution agreements in countries outside of North America, including Germany.

ADAGEN

      ADAGEN, the Company's first FDA approved product, is currently being used to treat 43 patients in six countries. ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. ADAGEN's Orphan Drug designation under the Orphan Drug Act provides the Company with marketing exclusivity in the United States through March 1997.

      ADAGEN, the enzyme adenosine deaminase ("ADA") modified through the PEG Process, was developed by the Company for the treatment of ADA deficiency associated with SCID. Commonly known as the "bubble boy" disease, SCID is a congenital disease that results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Injections of unmodified ADA would not be effective because of its short circulating blood life (less than thirty minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

      ADAGEN is being marketed on a worldwide basis and sold in the United States by the Company. Distribution of ADAGEN in Europe is being handled by a European firm. Enzon believes many newborns with ADA-deficient SCID go undiagnosed, and is therefore focusing its marketing efforts for ADAGEN on new patient identification. Its marketing efforts include targeted advertising, educational presentations and publications designed to encourage early diagnosis and subsequent ADAGEN treatment.

      Sales of ADAGEN for the fiscal years ended June 30, 1995, 1994 and 1993 were $8,305,000, $7,601,000, and $5,788,000, respectively. Sales of ADAGEN are expected to continue to be limited due to the small patient population worldwide.

RESEARCH AND DEVELOPMENT

      The Company's primary source of new products is its internal research and development activities. Research and development expenses for the fiscal years ended June 30, 1995, 1994 and 1993 were approximately $12,084,000, $17,665,000, and $17,710,000, respectively. During fiscal 1995, research and development expenses were divided as follows: 17% for research; 42% for clinical and regulatory affairs; and 41% for pre-clinical activities.

      The Company's research and development activities during fiscal 1995 concentrated primarily on the continued development of two products, PEG-hemoglobin and PEG-glucocerebrosidase. These activities related principally to Phase I clinical testing, scale up and process development and pre-clinical testing. Research and development activities also included early stage development of several oncology products and enhancements to the Company's proprietary technologies.

TECHNOLOGIES AND CAPABILITIES

PEG-MODIFICATION

      Enzon's proprietary technology, PEG Modification or the PEG Process, involves chemically attaching PEG to proteins and certain other pharmaceuticals. PEG is a relatively non-reactive and non-toxic polymer typically used in many food and drug products. Attachment of PEG disguises the proteins, and reduces their recognition by the immune system, thereby generally lowering potential immunogenicity and extending their circulating life, in some cases from minutes to days. Enzon believes that proteins modified by the PEG Process may offer significant advantages over their unmodified forms. These advantages include: (i) extended circulating life, (ii) reduced incidence of allergic reactions, (iii) reduced dosages with corresponding lower toxicity without diminished efficacy, (iv) increased drug stability, and (v) enhanced drug solubility. Modification of proteins with the PEG Process often causes these proteins to have characteristics which significantly improve their therapeutic performance, and in some cases enables proteins to be therapeutically effective which, in their unmodified forms, have proven to be unacceptably toxic or non-efficacious.

      The Company and its senior scientists have developed proprietary know-how which significantly improves the PEG Process over that described in the original patent covering this technology. This proprietary know-how enables the Company to tailor the PEG Process in order to produce the targeted results for the particular substance being modified. This know-how includes, among other things, proprietary linkers for the attachment of PEG to the protein, the selection of the appropriate attachment sites on the surface of the protein, and the amount and type of PEG used. The Company has filed patent applications and has received patents for numerous improvements to the PEG Process. See "Patents".

SINGLE-CHAIN ANTIGEN-BINDING (SCA) PROTEINS

      Enzon's proprietary SCA proteins are genetically engineered proteins designed to overcome the problems associated with the therapeutic uses of monoclonal antibodies. SCA proteins have the binding specificity and affinity of monoclonal antibodies, but Enzon believes that SCA proteins offer at least five significant advantages over conventional monoclonal antibodies: (i) greater tumor penetration for cancer imaging and therapy, (ii) more specific localization to target sites in the body, (iii) a significant decrease in the immunogenic problems associated with monoclonals due to the SCA protein's small size and rapid clearance from the body, (iv) easier and more cost effective scale-up for manufacturing, and (v) enhanced screening capabilities which allow for the testing of SCA proteins for desired specificities using simple screening methods.

      Enzon's research and development capabilities for engineering SCA proteins include: (i) using computer modeling to design linker peptides to connect the two protein chains, and (ii) linking the two protein chains that make up the antigen-binding region of a natural antibody with such designed peptides, producing a single-chain protein that preserves the structural and functional integrity of the binding region. The resulting protein chain is approximately one-sixth the size of a natural antibody. The SCA protein has a binding specificity and affinity nearly identical to that of a single binding region of the monoclonal antibody from which the SCA protein was derived.

      The binding specificity of SCA proteins has been demonstrated through the preparation and in vitro testing of more than a dozen different SCA proteins by Enzon. In addition, the Company, in collaboration with Dr. Jeffrey Schlom of the Laboratory of Tumor Immunology and Biology at the National Cancer Institute ("NCI"), has shown in published pre-clinical studies that SCA proteins localize to specific tumors and rapidly penetrate the tumors.

      The Company intends to commercialize its SCA protein technology by licensing the technology to other companies. To date, the Company has granted SCA licenses to six companies, including Bristol-Myers, Baxter and Eli Lilly. These licenses generally provide for upfront payments, milestone payments and royalties on sales of FDA approved products. See "Strategic Alliances and License Agreements".

      Currently, there are five SCA proteins in Phase I clinical trials by various organizations, including a product developed by the Company, SCA-CC49. The Company believes these organizations will have to obtain a license from the Company to commercialize these products.

PRODUCTS UNDER DEVELOPMENT

      Enzon's development of its proprietary products is focused in three major areas: (i) blood substitutes, (ii) genetic diseases, and (iii) oncology.

BLOOD SUBSTITUTES

HEMOGLOBIN BASED OXYGEN CARRIER

      The main function of human blood is to transport and deliver oxygen throughout the body. Between 12 and 14 million units of donated human blood are transfused to patients suffering from acute blood loss each year in the United States. Without this source, many surgical and trauma patients would be at high risk for mortality. Also, the use of donated blood, while effective in supplying oxygen to patients suffering from acute blood loss, has several limitations: (i) donated blood spoils in an hour or two if not refrigerated,
(ii) transfused blood can only be used in patients having a compatible blood type, and (iii) donor blood can cause mortal risk of its own due to contamination by blood borne diseases which are difficult to detect and for which there may be a delay between exposure and detectability. Such viruses include hepatitis and Human Immunodeficiency Virus ("HIV") which causes AIDS. Delays in treatment of patients resulting from the need to type donated blood before transfusion, limited supply of certain types of blood and the relatively short shelf life of donor blood, limits the availability of donated blood for treatment of patients with acute blood loss.

      Currently, there  is  no  commercially  available  blood  substitute that addresses these problems. Products that could be used as adjuncts or alternatives to the transfusion of red blood cells obtained from human donors have been under development for many years. One developmental approach has utilized hemoglobin derived from red blood cells. Hemoglobin is the oxygen-carrying component of the red blood cell.

      Enzon has undertaken the development of PEG-hemoglobin, a hemoglobin based oxygen carrier, which the Company believes can be developed with product specifications consistent with FDA guidelines and which can be commercialized on a cost effective basis. The Company's goals for its blood substitute program include the development of a product which (i) sufficiently binds and delivers oxygen in required quantities during, or after, blood loss, (ii) achieves FDA standards of purity and homogeneity, (iii) is safe, and (iv) is cost effective and convenient to use.

      Hemoglobin by itself is very toxic and has a short circulation life. Many of the undesirable effects historically associated with hemoglobin based blood substitutes, such as vasoconstriction, kidney dysfunction, liver dysfunction and gastrointestinal distress are a result of these properties. The Company believes that hemoglobin, modified through its PEG Process, will overcome the well-documented problems of toxicity and short circulating blood life associated with other forms of blood substitutes that have been developed. Enzon has chosen to develop PEG-hemoglobin utilizing bovine hemoglobin, based upon its superior oxygen-carrying properties, relative stability, availability and low cost.

      In addition to PEG-hemoglobin's potential usefulness as an oxygen carrier in such indications as trauma and elective surgery, recent pre-clinical studies suggest that PEG-hemoglobin may act as a radiosensitizer in cancer therapy. In 1994, the FDA published a paper entitled "Points to Consider in the Development of a Hemoglobin-Based Oxygen Carrier" that discusses the problems associated with determining clinical endpoints that will demonstrate efficacy of a
hemoglobin-based   oxygen   carrier.   The  paper  recommends   the   following
indications that will simplify such endpoints: regional perfusion (radiosensitization), acute hemorrhagic shock and perioperative applications. The endpoint used for radiosensitization (regional perfusion) will be the same as the endpoints established for cytotoxic agents, a reduction in tumor size. Approximately 800,000 patients in the U.S. each year are diagnosed with solid hypoxic tumors, such as head and neck, lung, mammary, colon, prostate, bladder, fibrous histiocytoma, brain metastases and glioma. Pre-clinical testing suggests that multiple doses of PEG-hemoglobin have delivered oxygen to solid hypoxic tumors, thereby enhancing the effects of radiotherapy (radiation) which significantly decreased the size of the tumor.

      The Company is currently conducting a Phase I clinical trial in healthy volunteers and has administered PEG-hemoglobin to 28 subjects up to a dose of approximately 45 grams or the equivalent of approximately 1.5 units of whole blood. The Company is compiling the results of this trial. The Company plans to conduct future clinical trials in patients receiving radiation treatment for solid hypoxic tumors and as a blood substitute (resuscitation fluid) in trauma patients. The Company is currently discussing the protocols for these trials with the FDA. The Company anticipates that patients receiving radiation treatment will receive multiple doses of PEG-hemoglobin of less than 1.5 units per dose over the course of treatment.

      Successful commercialization of an artificial blood substitute will require an adequate supply of raw material. The Company's main competitors in the development of a hemoglobin based oxygen carrier utilize either outdated human blood or recombinant hemoglobin produced through fermentation. Each source of hemoglobin has various problems associated with it. The use of outdated human donor blood relies on a hemoglobin source which is at risk, both in terms of safety and supply availability. In the case of non-human or mutant (genetically engineered) hemoglobin, there is a risk of eliciting an immunogenic or allergic response to what the body considers to be a foreign protein. The Company believes that the use of genetic engineering techniques to produce a safe hemoglobin in commercial quantities will require the development of manufacturing capabilities which to date have generally not been demonstrated. The Company's product utilizes bovine (cow) hemoglobin, which can be obtained at relatively low cost. The Company currently obtains its raw hemoglobin from a small herd of cattle which is isolated from other animals and receives constant veterinary care and testing, which should insure that the herd remains disease free. In addition to keeping the herd virus free, the Company's manufacturing process provides or will provide virus removal, inactivation and filtration steps. Enzon believes it can supply the potential market demand for PEG-hemoglobin through a relatively small number of animals.

      In addition to the benefit of eliminating the possibility of disease transmissions, the Company believes that PEG-hemoglobin overcomes the limitation of donor blood with regard to compatibility. The benefits of universal compatibility include the ability to use PEG-hemoglobin before a patient blood type is determined, which eliminates problems associated with mistakes in blood typing, which could result in mortality. PEG-hemoglobin also has advantages over donated blood in shelf life. PEG-hemoglobin's unrefrigerated shelf life (25<circle>c) is approximately seven days, as compared to hours for whole blood. PEG-hemoglobin also has a frozen shelf life (-20<circle>c) in excess of 18 months and is ready to use immediately after thawing.

      The Company uses a proprietary process for the separation of and purification of the bovine hemoglobin and the attachment of PEG to the hemoglobin molecule.
      Enzon presently produces PEG-hemoglobin in a pilot plant at its facilities in South Plainfield, New Jersey. This plant is expected to supply the quantities of PEG-hemoglobin needed for all ongoing research and development through Phase II clinical trials.

      The Company estimates that development of a PEG-hemoglobin product will take several years and require substantial additional funds. There can be no assurance that a PEG-hemoglobin product can be successfully developed and brought to market. Due to the significant costs associated with the development and marketing of a blood substitute product, the Company is currently exploring potential collaborative arrangements with one or more established pharmaceutical companies. To date, no such agreements have been concluded and there can be no assurance that any such agreements will be consummated. Furthermore, there can be no assurance of market acceptability of a hemoglobin-based oxygen carrier produced from bovine hemoglobin.

GENETIC DISEASES

      There are diseases which are due solely to genetic defects or inborn errors of metabolism resulting in certain enzyme deficiencies, such as SCID, Gaucher disease and Fabry's disease. The Company believes that the PEG Process can be used to successfully replace essential enzymes which patients are lacking as a result of such genetic disorders. The PEG Process has made enzyme replacement therapy a viable option for the treatment of genetic diseases.

PEG-GLUCOCEREBROSIDASE

      The Company is developing a treatment for Gaucher disease by applying the PEG Process to a recombinant form of glucocerebrosidase licensed on an exclusive basis from the National Institutes of Health ("NIH"). Gaucher disease is a genetic disorder that results in the lack of beta-glucocerebrosidase, an enzyme instrumental in the breakdown and disposal of complex fatty substances in the bloodstream. These substances then accumulate in the spleen, liver and bone marrow, resulting in anemia, weakened bones, enlargement of the spleen and liver and sometimes early death. An estimated 15,000 people suffer from Gaucher disease in the United States, of whom 2,000 to 3,000 require medical attention. Genetically-engineered glucocerebrosidase is designed to replace the missing enzyme. Enzon and scientists at the National Institute of Mental Health, a division of the NIH, have been working on a PEG-modified version of glucocerebrosidase under a November 1991 Cooperative Research and Development Agreement ("CRADA"). During September 1994, the Company began a Phase I clinical trial in Gaucher patients. Currently, two patients are enrolled in this trial and additional patients are anticipated to be added when clinical trial material becomes available.

ONCOLOGY

      The Company has several products under development in the area of oncology, all of which are in the early research stage. These products include PEG modified anti-cancer compounds and a novel chemical compound.

STRATEGIC ALLIANCES AND LICENSE AGREEMENTS

      Enzon develops and manufactures, under joint arrangements with other pharmaceutical and biopharmaceutical companies, protein-based products utilizing its proprietary PEG and SCA technologies. Enzon believes that its technologies can be used to improve products which are already on the market or that are under development, thus producing therapeutic products which will provide a safer, more effective and more convenient therapy.

      Enzon's agreements with its strategic alliance partners provide, in most cases, for Enzon's partners to pay the costs of development, clinical testing, obtaining regulatory approval and commercialization of the products. The alliance partner receives marketing rights, and in some cases manufacturing rights, to the products developed. Enzon receives milestone payments, manufacturing revenues and/or royalty payments based on product sales. The following is a list of certain of the Company's strategic alliance partners:

CORPORATE PARTNER        AGREEMENT DATE         PRODUCT     DISEASE OR INDICATIONPROGRAM STATUS

 Sanofi Winthrop, Inc.      June 1989           PEG-SOD             Closed Head    Phase III
 (formerly Sterling Winthrop, Inc.)                                 Injury         Clinical Trials

 Schering Corporation       November 1990/      PEG-INTRON A        Various        Phase I
                            June 1995                                              Clinical Trials

 Baxter Healthcare CorporationNovember 1992     SCA proteins        Cancer         Research

 Eli Lilly and Co.          December 1992       SCA proteins        Undetermined   Research

 Bristol-Myers Squibb, Inc. September 1993/     SCA proteins        All TherapeuticsResearch
                            July 1994


SANOFI AGREEMENT

      In June 1989, Enzon granted to Sanofi (the "Sanofi Agreement") the exclusive worldwide marketing rights, foreign regulatory approval responsibility and foreign manufacturing rights for PEG-SOD, which is the enzyme SOD modified by the PEG Process. SOD destroys oxygen free radicals that may damage tissue during reperfusion associated with myocardial infarction, organ transplant and trauma. Generally, Enzon will be entitled to 40% of the net profits from sales of PEG-SOD in the United States during the life of the basic U.S. PEG patent covering the product, with agreed-upon limits on the amount of expenses that can be deducted by Sanofi from revenues before calculating the profit split. Sanofi is presently developing PEG-SOD, which it has trademarked as DISMUTEC, for closed head trauma. Sanofi has advised the Company that it is currently conducting an expanded Phase III clinical trial on PEG-SOD, which is expected to be completed during the fourth quarter of 1995. A smaller, double blind, Phase III study with approximately 460 patients has been completed. This study showed that patients receiving DISMUTEC showed 18% and 16% relative improvement in favorable neurological outcomes compared to patients receiving a placebo three and six months after injury, respectively. Published sources indicate that the FDA has granted PEG-SOD "fast track" status in the FDA's new drug approval process.

      Under the Sanofi Agreement, Enzon is entitled to manufacture PEG-SOD for United States sales by Sanofi; however, Sanofi has the right to take over such manufacturing or have such manufacturing performed on its behalf in consideration for the payment, under certain circumstances, of an additional royalty. Sanofi is manufacturing the PEG-SOD utilized in its clinical trials and the Company expects that Sanofi will manufacture the product for U.S. sales if it is approved by the FDA. All development and regulatory approval costs for PEG-SOD, including the cost of unmodified enzymes for the product used in pre-approval testing are to be borne by Sanofi.

      The Sanofi Agreement terminates on a country by country basis upon the expiration of the last to expire of the patents licensed to the Company under its license agreement with RCT. The United States patent licensed to Enzon under its agreement with RCT expires in December 1996. The Company has entered into an agreement with RCT to seek an extension of this patent for up to five years. The foreign patents covered by this license expired in earlier years, see "Patents". Upon such patent expiration or termination of the Sanofi Agreement due to the Company's breach of the agreement or bankruptcy, the license granted to Sanofi automatically converts to a non-exclusive, royalty-free, paid-up license, except that Sanofi may maintain an exclusive license with respect to PEG-SOD by paying the Company a reduced royalty on Sanofi's sales of PEG-SOD. Sanofi has the right to terminate the Sanofi Agreement at any time with respect to any or all of the countries which are covered by the agreement with no further obligation to the Company, in which case all rights terminated by Sanofi in this manner shall revert to the Company.

      For information regarding certain agreements between Enzon and RCT with respect to the extension of the patent which is the subject of Enzon's license agreement with Sanofi, see "Patents".

SCHERING AGREEMENT

      In November 1990, Enzon and Schering Corporation ("Schering"), a subsidiary of Schering-Plough Corporation, signed an agreement (the "Schering Agreement") to apply the PEG Process to Schering's INTRON A (interferon alfa
2b),  a  genetically-engineered  anticancer  and antiviral drug.  According  to published sources, INTRON A, as it is currently formulated, must be administered at least three times a week by injection and can produce side effects such as fever and occasionally depressed blood count. A PEG form of INTRON A would be designed to improve the administration regimen by increasing the product's blood circulating life.

        INTRON A is currently approved in the United States for use in chronic hepatitis B, chronic hepatitis C, AIDS-related Kaposi's sarcoma, venereal warts and hairy cell leukemia. It is approved for use in 65 countries for a total of 16 disease indications. Schering-Plough Corporation reported 1994 INTRON A sales of $426,000,000 worldwide. In August 1992, a Phase I human clinical trial began using PEG-INTRON A for the indication of hepatitis. The protocol for that trial was completed. Schering and Enzon amended the Schering Agreement to develop a PEG-INTRON A formulation having improved performance characteristics. Pursuant to the amended agreement, the Company has prepared and delivered several PEG-INTRON A formulations for Schering's evaluation for additional clinical trials.

      On June 30, 1995, the Company and Schering further amended the Schering Agreement pursuant to which Enzon agreed to transfer proprietary know-how and manufacturing rights for PEG-INTRON A to Schering for $3,000,000, of which $2,000,000 was paid on June 30, 1995 and $1,000,000 will be paid upon completion of the know-how transfer, as defined in such amended agreements. In connection with the amendment, the Company also sold to Schering approximately 847,000 shares of unregistered, newly issued Common Stock for $2,000,000 in gross proceeds. Under the current Schering Agreement, Enzon retained an option to become Schering's exclusive manufacturer of PEG-INTRON A for the United States market upon FDA approval of such product.

      Under the Schering Agreement, Enzon is entitled to receive sequential payments, totalling approximately $6,000,000, subject to the achievement of certain milestones in the product's development program, as well as payments for the clinical material it produces. During the year ended June 30, 1992, the Company received the first milestone payment of $450,000 related to the filing of an Investigational New Drug Application. The Company will also receive royalties on worldwide sales of PEG-INTRON A, if any. Schering will be responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis.

      The Schering Agreement terminates, on a country-by-country basis, upon the expiration of the last to expire of any future patents covering the product which may be issued to Enzon, or 15 years after the product is approved for commercial sale, whichever shall be the later to occur. This agreement is subject to Schering's right of early termination if the product does not meet specifications, or if Enzon fails to obtain or maintain the requisite product liability insurance, or if Schering makes certain payments to Enzon. If Schering terminates the agreement because the product does not meet specifications, Enzon may be required to refund certain of the milestone payments.

BRISTOL-MYERS AGREEMENT

      In September 1993, the Company and Bristol-Myers signed a license agreement for Enzon's SCA protein technology granting Bristol-Myers a world-wide, semi-exclusive license for a particular antigen. Bristol-Myers will apply the technology to develop cancer therapies based on antibodies targeting certain cancer cells. Under the agreement, Enzon is entitled to receive certain upfront payments and sequential payments, subject to the achievement of certain milestones in the development program. Bristol-Myers will have the right to manufacture and market products which it develops and Enzon will receive certain royalties on Bristol-Myers sales, if any. In July 1994, Bristol-Myers paid $1,800,000 to Enzon and exercised an option under the contract to acquire a world-wide non-exclusive license for SCA protein technology. The non-exclusive license is for all therapeutic fields.

BAXTER AGREEMENT

      In November 1992, Enzon and Baxter signed an agreement granting Baxter a non-exclusive worldwide license to Enzon's SCA protein technology. It is anticipated that Baxter will use the SCA proteins in its cancer research programs focusing on human stem cell isolation and gene therapy.

      Under  the  agreement,  Enzon  is entitled  to  receive  certain  upfront payments and sequential payments, subject to the achievement of certain milestones in the development programs. Baxter will have the exclusive worldwide right to manufacture and market any products which it develops and Enzon will receive certain royalties on Baxter's sales, if any.

ELI LILLY (HYBRITECH) AGREEMENT

      In December 1992, Enzon and Hybritech Incorporated ("Hybritech"), a subsidiary of Eli Lilly, signed an agreement granting Hybritech a non-exclusive worldwide license to Enzon's SCA protein technology. Hybritech subsequently assigned this agreement to Eli Lilly. Under the agreement, Enzon is entitled to certain upfront payments totaling $1,200,000, of which $700,000 and $500,000 were received during the fiscal years ended June 30, 1994 and 1993, respectively, and is entitled to receive certain royalties on sales of products that may be developed using Enzon's SCA protein technology.

MARKETING

      Other than ADAGEN, which the Company markets on a worldwide basis to a small patient population, the Company does not engage in the direct commercial marketing of any of its products and therefore does not have an established sales force. For certain of its products, the Company has provided exclusive marketing rights to its corporate partners in return for royalties to be received on sales. With respect to ONCASPAR, the Company has granted RPR exclusive marketing rights in North America pursuant to the agreements described in "Products on the Market - ONCASPAR".

      The Company expects to retain marketing partners to market ONCASPAR in other foreign markets and is currently pursuing arrangements in this regard. There can be no assurance that the Company will conclude any such arrangements. Regarding the marketing of certain of the Company's other future products, the Company expects to evaluate whether to create a sales force to market certain products in the United States or to continue to enter into license and marketing agreements with others for United States and foreign markets. These agreements generally provide that all or a significant portion of the marketing of these products will be conducted by the Company's licensees or marketing partners. In addition, under certain of these agreements, the Company's licensee or marketing partner may have all or a significant portion of the development and regulatory approval responsibilities.

RAW MATERIALS AND MANUFACTURING

      In the manufacture of its products, the Company couples activated forms of PEG to the unmodified proteins. In the case of PEG, the Company does not have a long-term supply agreement, but maintains what it believes to be an adequate inventory which should provide the Company sufficient time to find an alternate supply of PEG, in the event it becomes necessary, without material disruption of its business.

      With respect to Enzon's manufacturing facilities, prior to the approval of both ADAGEN and ONCASPAR, the Company's manufacturing facility was inspected by the FDA for compliance with its guidelines for current good manufacturing practices.

      Although the Company is currently producing many of the unmodified proteins utilized in products it has under development, including purified bovine hemoglobin for use in its PEG-hemoglobin product, it may be required to obtain supply contracts with outside suppliers for certain unmodified proteins. The Company does not produce the unmodified adenosine deaminase used in the manufacture of ADAGEN and the unmodified L-asparaginase used in the manufacture of ONCASPAR and has a supply contract with an outside supplier for each of these unmodified proteins. The supply contract for unmodified L-asparaginase contains minimum purchase requirements. Under the Sanofi Agreement, in the event Sanofi decides to have the Company manufacture PEG-SOD, which the Company believes is unlikely, it will be the responsibility of Sanofi to provide the Company with unmodified SOD as needed. Schering is required under the Schering Agreement to provide the Company with unmodified INTRON A if the Company exercises its option to manufacturer PEG-INTRON A for the United States market.

      The Company currently manufactures the unmodified protein used in PEG-glucocerebrosidase, which is currently in clinical trials. There can be no assurance that the unmodified protein used in the manufacture of PEG-glucocerebrosidase can be produced in the amounts necessary to expand the current clinical trials.

      Delays in obtaining or an inability to obtain any unmodified protein which the Company does not produce, including unmodified adenosine deaminase or L-asparaginase, could have a material adverse effect on the Company. In the event the Company is required to locate an alternate supplier for an unmodified protein utilized in a product which is being sold commercially or which is in clinical development, the Company will likely be required to do additional testing, which could cause delay and additional expense, to demonstrate that the alternate supplier's material is biologically and chemically equivalent to the unmodified protein previously used. Such evaluations could include one or all of the following: chemical, pre-clinical and clinical studies. Requirements for such evaluations would be determined by the stage of the product's development and the reviewing division of the FDA. If such alternate material is not demonstrated to be chemically and biologically equivalent to the previously used unmodified protein, the Company will likely be required to repeat some or all of the pre-clinical and clinical trials with such protein. The marketing of an FDA approved drug could be disrupted while such tests are conducted. Even if the alternate material is shown to be chemically and biologically equivalent to the previously used protein, the FDA may require the Company to conduct additional clinical trials with such alternate material.

GOVERNMENT REGULATION

      The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the Federal Food, Drug and Cosmetic Act. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic may take several years and involve substantial expenditures. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

      As an initial step in the FDA regulatory approval process, pre-clinical studies are conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as a part of the Investigational New Drug Application ("IND"), which is filed to obtain approval to begin human clinical testing. The human clinical testing program may involve up to three phases. Data from human trials are submitted to the FDA in a New Drug Application ("NDA") or Product License Application ("PLA"). Preparing an NDA or PLA involves considerable data collection, verification and analysis.

      ONCASPAR and ADAGEN received FDA marketing approval in February 1994 and March 1990, respectively. None of the Company's other products has received FDA marketing approval. Difficulties or unanticipated costs may be encountered by the Company or its licensees or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude the Company or its licensees or marketing partners from marketing their products.

      With respect to patented products, delays imposed by the government approval process may materially reduce the period during which the Company will have the exclusive right to exploit them. See "Patents".

COMPETITION

      Many established biotechnology and pharmaceutical companies with greater resources than the Company are engaged in activities that are competitive with those of Enzon and may develop products or technologies which compete with those of the Company. Although Enzon believes that the experience of its personnel in biotechnology, the patent under which the Company has a license from Research Corporation, other patents which have been licensed by or issued to the Company and the proprietary know-how developed by the Company provide it with a competitive advantage in its field, there can be no assurance that the Company will be able to maintain any competitive advantage, should it exist, in view of the greater size and resources of many of the Company's competitors. Research Corporation has in the past, and may in the future, license to other parties products under the original patent which are not already licensed or reserved for license to the Company.

      Enzon is aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. While the Company believes that products modified with its PEG Process are superior to these other products, there is no assurance that this will prove to be the case. Other than the Company's products ONCASPAR and ADAGEN, the Company is unaware of any PEG-modified therapeutic proteins which are currently available commercially for therapeutic use. Nevertheless, other drugs or treatment modalities which are currently available or that may be developed in the future, and which treat the same diseases as those which the Company's products are designed to treat, may be competitive with the Company's products.

      Prior to the development of ADAGEN, the Company's first FDA approved product, the only treatment available to patients afflicted with SCID was bone marrow transplants. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. More recently, researchers at the NIH have been attempting to treat SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The theory behind gene therapy is that cultured T-lymphocytes injected back into the patient will express permanently and at normal levels, adenosine deaminase, the deficient enzyme in people afflicted with SCID. To date, gene therapy clinical trials have not been conclusive. Those patients currently being treated with gene therapy have continued to be treated with ADAGEN.

      Current standard treatment of patients with ALL includes administering unmodified L-asparaginase along with the drugs vincristine, prednisone and daunomycin. Recent studies have shown that long-term treatment with L-asparaginase increases the disease free survival in high risk patients. ONCASPAR, the Company's PEG-modified L-asparaginase product, is used to treat patients with ALL who are hypersensitive (allergic) to unmodified forms of L-asparaginase. The long-term survival and cure of ALL patients depends upon achieving a sustainable first remission. Currently, there are two unmodified forms of L-asparaginase available in the United States -- Elspar and Erwinase. The Company believes that ONCASPAR has the following two advantages over these unmodified forms of L-asparaginase: increased circulating blood life and generally reduced immunogenicity.

      Several companies are actively pursuing the development of a blood substitute and certain of these products are currently also being tested in clinical trials. Companies developing a hemoglobin-based product have researched the use of human, bovine, genetically engineered and transgenic hemoglobin. Each source of hemoglobin has various problems associated with it. The use of outdated human donor blood relies on a hemoglobin source which is at risk, both in terms of safety and supply availability. In the case of non-human or mutant (genetically engineered) hemoglobin, there is a risk of eliciting an immunogenic or allergic response to what the body considers to be a foreign protein. The Company believes that the use of genetic engineering techniques to produce a safe hemoglobin in commercial quantities will require the development of manufacturing capabilities which to date have generally not been demonstrated. Enzon believes its PEG-hemoglobin product will address the problems of immunogenicity and transfer of human disease, and further enable the Company to manufacture large quantities of the product. The Company is also aware of competitors who have conducted clinical trials on bovine-based hemoglobin-based oxygen carriers. There can be no assurance that such competing products will not be approved for sale by the FDA before the Company's product.

      Certain of the Company's competitors are attempting to develop oxygen carriers using perfluorocarbons ("PFC"). The FDA has allowed PFC trials only for very limited applications where benefits may be realized from localized, short-term use of very small amounts of the substance. PFCs are currently approved by the FDA for limited use in angioplasty patients. Clinical trials of PFC-based oxygen carriers for treatment of anemia were halted prior to completion.

      PEG-glucocerebrosidase is being developed by the Company and is intended to treat Gaucher disease. The FDA has granted Orphan Drug designation for the Company's PEG-glucocerebrosidase. In the event PEG-glucocerebrosidase is developed successfully, it would compete with CEREDASE, an FDA approved product, which is derived from human placental tissue, marketed by Genzyme Corporation ("Genzyme"), for the treatment of Gaucher disease. Genzyme received FDA approval for CEREDASE in April 1991. Genzyme also has received FDA marketing approval for a recombinant glucocerebrosidase. PEG-glucocerebrosidase would be designed to reduce the frequency of dosage and improve the method of administration by increasing the product's blood circulating life.

      There are several technologies which compete with the Company's SCA technology, including chimeric antibodies, humanized antibodies, human monoclonal antibodies, recombinant antibody FAB fragments, low molecular weight peptides and mimetics. These competing technologies can be categorized into two areas: (i) those modifying the monoclonal to minimize immunological reaction to a foreign protein, which is the strategy employed with chimerics, humanized antibodies and human monoclonal antibodies, and (ii) those creating smaller portions of the monoclonal which are more specific to the target and have fewer side effects, as is the case with FAB fragments and low molecular weight peptides. Enzon believes that the smaller size of its SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and cause a significant decrease in the immunogenic problems associated with conventional monoclonal antibodies. A number of companies have active programs in SCA proteins. The Company believes that its patent position on SCA proteins will require these other companies to obtain licenses from Enzon, in order to commercialize their products, but there can be no assurance that this will prove to be the case.

RESEARCH CORPORATION LICENSE AGREEMENTS

      On December 18, 1979, the United States Patent and Trademark Office issued a patent encompassing the PEG Process (Non-Immunogenic Polypeptides, Patent No. 4,179,337) to one of the Company's co-founders, Frank F. Davis, Ph.D., and two other inventors who are unaffiliated with the Company. Dr. Davis and his co-inventors were all professors at Rutgers University in New Brunswick, New Jersey at the time the patent was issued. The patent was transferred from Rutgers University to RCT, a not-for-profit corporation, pursuant to an agreement between Rutgers University and RCT requiring such transfer in return for RCT's paying the costs associated with obtaining the patent and making certain royalty payments to the inventors. RCT then granted certain licenses under the patent to Enzon, which was formed by Dr. Abraham Abuchowski and Dr. Davis to commercialize the PEG Process.

      Under the license agreement between the Company and RCT, dated August 25, 1985, and as amended on May 3, 1989, RCT granted the Company an exclusive license, with the right to sublicense, to make, use and sell certain products utilizing the PEG Process as set forth in the original patent held by RCT in countries in which a patent exists or a patent application has been filed by RCT. Under this license agreement, the Company has obtained such a license for seven specific products, has the right to use limited research quantities of non-licensed enzymes, and has the option to include all other enzymes, except allergens and lymphokines, under this license by paying RCT an option fee. The Company has certain diligence obligations to obtain regulatory approval of the licensed products in those countries in which patents covering the PEG Process have been issued, including obtaining FDA approval in the United States, and to sell the licensed products once such approvals are obtained.
      Enzon entered into another license agreement with RCT in September 1989, under which Enzon was granted an exclusive license under the patent covered by the License Agreement, with the right to sublicense, to make, use, and sell products in eight additional fields. The Company also has the option to license several other products. The Company has exercised this option for PEG-glucocerebrosidase and PEG-alpha-galactosidase. The terms of this license agreement are similar to the terms of the original license agreement, except that the Company has expanded rights to enforce the licensed patents for these products. See "Patents".

       The Company and RCT have signed agreements seeking to extend the PEG patent for PEG-SOD. Under United States patent laws, interim patent extension is available for PEG-SOD, provided a NDA is filed before scheduled expiration of the patent at the end of 1996, and other requirements of the law are met. A final extension is available upon FDA approval of the product. Under the agreements with RCT, Enzon will also pay RCT a royalty on sales of ONCASPAR until 1999.

      RCT has in the past, and may in the future, license products to other parties under the original patent covered by its license agreement with the Company which are not already licensed or reserved to the Company.
PATENTS

      The Company has licensed, and been issued, a number of patents in the United States and other countries and has other patent applications pending to protect its proprietary technology. Although the Company believes that its patents provide adequate protection for the conduct of its business there can be no assurance that such patents will be of substantial protection or commercial benefit to the Company, will afford the Company adequate protection from competing products, will not be challenged or declared invalid, or that additional United States patents or foreign patent equivalents will be issued to the Company. The degree of patent protection to be afforded to biotechnological inventions is uncertain and the Company's products are subject to this uncertainty. The Company is aware of certain issued patents and patent applications, and there may be other patents and applications, containing subject matter which the Company or its licensees or collaborators may require in order to research, develop or commercialize at least some of the Company's products. There can be no assurance that licenses under such subject matter will be available on acceptable terms. One such patent is U.S. Patent No. 5,084,558, which issued on January 28, 1992, and is entitled "Extra Pure Semi-Synthetic Blood Substitute". It could be asserted that this patent includes claims which would cover the Company's PEG-hemoglobin product. In the opinion of the Company and the Company's outside patent counsel, Lerner, David, Littenberg, Krumholz and Mentlik, the Company's PEG-hemoglobin product does not infringe any claim of such patent which would be held valid if litigated. However, there can be no assurance that a court would find any of the claims of such patent to be invalid, that a court would not hold that the Company's PEG-hemoglobin product does infringe one or more valid claims of such patent, or that a license could be obtained under such patent on acceptable terms. The Company expects that there may be significant litigation in the industry regarding patents and other proprietary rights and, if Enzon were to become involved in such litigation, it could consume a substantial amount of the
Company's resources. In addition, the Company relies heavily on its proprietary technologies for which pending patent applications have been filed and on unpatented know-how developed by the Company. Insofar as the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. Although the Company has taken steps to protect its trade secrets and unpatented know-how, third-parties nonetheless may gain access to such information.

      RCT holds the original patents upon which the PEG Process is based. The Company's ability to market certain of its PEG products is dependent upon its license agreements with RCT under these patents. Although the Company has licensed certain products covered by the patents held by RCT, there can be no assurance that these patents will enable the Company or RCT to prevent infringement or that competitors will not develop competitive products outside the protection that may be afforded by these patents. RCT's patent in the United States expires in December 1996 and its patents in certain foreign countries have expired or will expire in the remainder of 1995. The Company is aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins. The Company is permitted, under certain circumstances, to enforce the patents for certain of the products covered by the license agreements with RCT. Generally, however, under the terms of its license agreements with RCT, the Company cannot commence any action to prosecute any infringement of the patents and must rely upon RCT to do so. If RCT is unwilling or unable to bring such a suit, the Company may be precluded from doing so and its business may be materially adversely affected. Even if the Company were permitted under its agreements with RCT to prosecute a patent infringement action, it may not have the resources to do so.

      In the field of SCA proteins, the Company has several United States and foreign patents and patent applications, including a patent granted in August 1990 covering the genes needed to encode SCA proteins. Creative BioMolecules, Inc. ("Creative") provoked an interference with the patent and on June 28, 1991, the United States Patent and Trademark Office entered summary judgment terminating the interference proceeding and upholding the Company's patent. Creative subsequently lost its appeal of this decision in the United States Court of Appeals. Creative did not file a petition for review of this decision by the United States Supreme Court within the required time period.

      In November 1993, Enzon and Creative signed collaborative agreements in the field of Enzon's SCA protein technology and Creative's Biosynthetic Antibody Binding Site (BABS) protein technology. Under the agreements, each company is free, under a non-exclusive, worldwide license, to develop and sell products utilizing the technology claimed by both companies' antigen binding engineering patents, without paying royalties to the other. Each is also free to market products in collaboration with third parties, but the third parties will be required to pay royalties on products covered by the patents which will be shared by the companies, except in certain instances. Enzon has the exclusive right to market licenses under both companies' patents other than to Creative's collaborators. In addition, the agreements provide for the release and discharge by each company of the other, from any and all claims based on past infringement of the technology which is the subject of the agreements. The agreement also provides for any future disputes between the companies, regarding new patents in the area of engineered monoclonal antibodies, to be resolved pursuant to agreed upon procedures.

      Although the Company believes that its patents provide adequate protection for the conduct of its business as described herein, there can be no assurance that such patents will be of substantial protection from competing products, will not be challenged or declared invalid, or that additional United States patents or foreign patent equivalents will be issued to the Company.

EMPLOYEES

      As of June 30, 1995, Enzon employed 123 persons, of whom 61 were engaged in research and development activities, 36 were engaged in manufacturing, and 26 were engaged in administration and management. As of June 30, 1995, the Company had 25 employees who hold Ph.D. degrees. The Company believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by a collective bargaining agreement. All of the Company's employees are covered by confidentiality agreements. Enzon considers relations with its employees to be good.


ITEM 2. PROPERTIES

      The  Company  owns  no  real  property.   The  following are all  of  the
facilities that Enzon currently leases:


                                    APPROX.         APPROX.
                    PRINCIPAL       SQUARE          ANNUAL         LEASE
  LOCATION         OPERATIONS       FOOTAGE          RENT       EXPIRATION

 20 Kingsbridge RoadResearch & Development56,000$440,000(1)    June 16, 2007
  Piscataway, NJ  and Administrative

 40 Cragwood Road Research &        88,000      792,000(2)     December 31, 1998

  S. Plainfield, NJDevelopment, Pilot
                  Scale Manufacturing

 300 Corporate Ct.Manufacturing     24,000      135,000(3)     November 30, 1998

  S. Plainfield, NJ


(1) Under the terms of the lease, annual rent increases over the term of the lease from $440,000 to $581,000.

(2) Net of subrental income of $242,000; the sublease is for approximately 24,312 square feet.

(3) Net of subrental income of $48,000; the sublease is for approximately 6,000 square feet.

      The Company believes that its facilities are well maintained and generally adequate for its present and future anticipated needs.

      During fiscal 1995, the Company terminated its lease for its 40 Kingsbridge Road facility which was scheduled to expire in 2007, in return for the surrender of the $600,000 security deposit on the building.

ITEM 3. LEGAL PROCEEDINGS

      There is no material litigation pending to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the trading symbol "ENZN".

      The following table sets forth the high and low sale prices for the Common Stock for the years ended June 30, 1995 and 1994, as reported by the NASDAQ National Market System. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                              HIGH  LOW
      Year Ended June 30, 1995
        First Quarter          3 1/4 2 1/8
        Second Quarter         3 1/8 1 1/2
        Third Quarter          2 1/2 1 11/16
        Fourth Quarter         2 7/8 1 3/4

      Year Ended June 30, 1994
        First Quarter         6 3/8 4 1/8
        Second Quarter        6 1/4 4 3/8
        Third Quarter         5 5/8 4 1/8
        Fourth Quarter        4 3/8 2


      As of September 15, 1995 there were 3,235 holders of record of the Common Stock.

      The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Except as may be utilized to pay dividends payable on the Company's outstanding Series A Cumulative Convertible Preferred Stock ("Series A Preferred Shares" or "Series A Preferred Stock"), any earnings which the Company may realize will be retained to finance the growth of the Company. In addition, no dividends may be paid or set apart for payment on the Common Stock unless the Company shall have paid in full, or made appropriate provision for the payment in full of, all dividends which have then accumulated on the Series A Preferred Shares.


ITEM 6. SELECTED FINANCIAL DATA

      Set forth below is the selected financial data for the Company for the five fiscal years ended June 30, 1995.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

YEAR                     ENDED                     JUNE                     30,



                    1991         1992           1993           1994             1995
Revenues    $    2,410,638$    5,684,944$    8,414,349  $  14,797,499      $15,826,437
Net  Loss    $(11,960,760)$(28,182,829)  $(24,601,310)  $(16,495,226)     $(6,291,491)
Net  Loss per Share$ ( .90)$     (1.46)$    (1.15)$         (.71)$        (.26)

Dividends on

  Common Stock        None         None           None           None             None

CONSOLIDATED BALANCE SHEET DATA:

JUNE 30,

                      1991         1992           1993           1994             1995
Total Assets  $ 54,205,130  $39,310,862    $33,920,859    $20,543,252      $19,184,042

Long-Term

 Obligations          None  $   232,958    $   141,772    $   115,733       $    4,076


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993

      REVENUES.   The  components  of  revenues for the last three fiscal years have principally been sales and contract revenues.

      Revenues for the fiscal year ended June 30, 1995 increased by 7% to $15,826,000 as compared to $14,797,000 for fiscal 1994. Sales increased by 35% to $11,024,000 for the year ended June 30, 1995 as compared to $8,182,000 for the prior year, due to the shipment of clinical material to Schering, an increase in patients receiving ADAGEN and increased ONCASPAR revenues from RPR. The Company has no firm orders for additional clinical supplies from Schering. ADAGEN sales for the years ended June 30, 1995 and 1994 were $8,305,000 and $7,601,000, respectively. Contract revenue for the year ended June 30, 1995 decreased by 27% to $4,802,000, as compared to $6,616,000 for fiscal 1994. The decrease was principally due to a one time payment received during fiscal 1994 from RPR related to the FDA approval of ONCASPAR. The decrease was offset in part by a payment of $1,800,000 recorded in fiscal 1995 from Bristol-Myers Squibb related to the exercise of its option under an agreement dated September 1993, to acquire a worldwide non-exclusive license for all therapeutic indications for the Company's SCA protein technology and $2,000,000 received related to the amendment of the Company's agreement with Schering. During the fiscal years ended June 30, 1995 and 1994, the Company had export sales of $2,105,000 and $2,085,000, respectively. Sales in Europe were $1,841,000 and $1,957,000 for the years ended June 30, 1995 and 1994, respectively.

      Revenues for fiscal 1994 increased by 76% to $14,797,000 as compared to $8,414,000 for fiscal 1993. Sales increased by 15% to $8,182,000 for fiscal 1994 as compared to $7,113,000 for the prior year, due primarily to an increase in patients receiving ADAGEN. The increase in sales of ADAGEN was offset in part by a reduction in shipments of clinical supplies to a collaborative partner, and a decrease in sales of the Company's software subsidiary, Symvex Inc., which was shut down during the year. ADAGEN sales for the fiscal years ended June 30, 1994 and 1993 were $7,601,000 and $5,788,000, respectively.
During the fiscal years ended June 30, 1994 and 1993, the Company had export sales of $2,085,000 and $1,631,000, respectively. Sales in Europe were $1,957,000 and $1,346,000 for the fiscal years ended June 30, 1994 and 1993, respectively. Contract revenue for fiscal year 1994 increased by $5,405,000 to $6,616,000, primarily due to $5,500,000 in one time licensing fees received related to the FDA's approval of ONCASPAR under the Company's exclusive U.S. marketing rights license with RPR.

      COST OF SALES. Cost of sales, as a percentage of sales, for fiscal 1995 was 26% as compared to 27% in fiscal 1994. An increase in the charge to cost of goods sold related to idle capacity at the Company's manufacturing facility was offset by a decrease in the write-off of excess raw material (PEG). Prior to the approval of ONCASPAR, the Company's first FDA approved drug for a potentially large patient population, idle capacity was charged to research and development expense. During the fiscal year ended June 30, 1995, the Company utilized approximately 36% of its manufacturing capacity for its approved products, ADAGEN and ONCASPAR, as well as clinical material for its collaborative partner, Schering Corporation.

      Cost of sales, as a percentage of sales, increased to 27% in fiscal 1994 as compared to 15% in fiscal 1993. The increase was due to (i) the write-off of excess raw material (PEG), which would expire in the next year, and (ii) a charge in the fourth quarter for idle capacity at the Company's manufacturing facility. In the fourth quarter of fiscal 1994, the Company began classifying idle capacity as cost of sales. Prior to the fourth quarter of 1994, idle capacity was charged to research and development expense.

      RESEARCH AND DEVELOPMENT. Research and development expenses in fiscal 1995 decreased by 32% to $12,084,000 as compared to $17,665,000 in fiscal 1994.
The majority of the Company's research and development expenditures related to the continued development and clinical trials for PEG-hemoglobin and PEG-glucocerebrosidase. The decrease was principally due to (i) reductions in personnel, principally in the clinical and scientific administration areas, and related costs such as payroll taxes and benefits, (ii) decreased research facility and occupancy costs, (iii) the charging of idle capacity to cost of sales, rather than research and development, as was the case in the first nine months of fiscal 1994, and (iv) other cost containment measures implemented by the Company. The decreases in research facility and occupancy costs related to a one time credit received from one of the Company's landlords, the sublease of certain facilities and the termination of one of the Company's long-term facility leases and the resulting consolidation of its operations.

      Research and development expenses in fiscal 1994 remained relatively constant at $17,665,000 compared to $17,710,000 in fiscal 1993. Increased costs in the areas of (i) contracted services related to toxicology studies,
(ii) wages and related benefits, and (iii) research facility and occupancy costs were offset by a reduction in the amount of idle manufacturing capacity during the first nine months of fiscal 1994 and other cost containment measures taken by the Company. Idle capacity was charged to research and development prior to the launch of ONCASPAR.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for fiscal 1995 decreased by 41% to $6,916,000 from $11,710,000 for fiscal 1994. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits, (ii) decreased marketing and advertising costs for ONCASPAR as a result of the Company's license agreement with RPR, and (iii) other cost containment measures taken by the Company. Under the Company's exclusive U.S. marketing rights license, RPR is responsible for all marketing and advertising costs related to ONCASPAR.

      Selling, general and administrative expenses for fiscal 1994 decreased by 22% to $11,710,000 from $14,933,000 in fiscal 1993. The decrease was due to
(i) reductions in personnel and related costs, such as payroll taxes and benefits, due to staff reductions, (ii) decreased marketing and advertising costs for ONCASPAR as a result of the RPR license agreement, (iii) a reduction in facility costs due to the closing of the Company's Gaithersburg, Maryland facility, and (iv) other cost containment measures taken by the Company.
      RESTRUCTURING EXPENSE. During the quarter ended March 31, 1995, the Company reduced its workforce by 22 employees. As a result of these reductions, the Company was able to terminate its lease for its administrative headquarters at 40 Kingsbridge Road, Piscataway, New Jersey. These operations were consolidated into the Company's research and development facility. As part of the termination agreement, the landlord was able to draw down on a $600,000 letter of credit that served as a security deposit on both of the buildings the Company occupied on Kingsbridge Road in Piscataway. This termination payment and severance related to the staff reduction as well as the write-off of leasehold improvements, moving expenses and commissions due the Company's real estate broker were recorded as restructuring expense during the year ended June 30, 1995.

      OTHER  INCOME/EXPENSE. Other income/expense  increased  to  $994,000  for fiscal 1995 as compared to $250,000 for fiscal 1994. The increase was principally due to an insurance settlement received during fiscal 1995 related to ADAGEN that was destroyed in shipment.

      Other income/expense decreased by 64% in fiscal 1994 as compared to the previous year, primarily due to a reduction in interest-bearing investments as well as a decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

      Enzon had $8,103,000 in cash and cash equivalents as of June 30, 1995. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

      The Company's cash reserves as of June 30, 1995 increased by $2,372,000 from June 30, 1994. The increase in cash reserves was attributable to the proceeds from the Company's public offering of its Common Stock, the sale/leaseback of certain research and development equipment, the private sale of Common Stock to Schering, and a royalty advance of $3,500,000 received related to the renegotiation of the Company's exclusive U.S. marketing rights license with RPR. These increases were offset in part by the funding of operations for fiscal 1995.

      During January 1995, the Company amended its exclusive U.S. marketing rights license with RPR for ONCASPAR. Under the amended agreement, Enzon will earn a royalty on net sales of ONCASPAR as opposed to 50% of net profits provided for under the original agreement. The amended agreement provides for a payment of $3,500,000 in advance royalties, which was received in January 1995. Royalties due under the amended agreement will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made for base royalties, as defined under the agreement. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses, on the Consolidated Balance Sheet as of June 30, 1995 and will be reduced as royalties are recognized under the agreement.

      The Company's agreement with Sanofi requires a credit to Sanofi for monies not expended for the development of PEG-SOD under the Company's March 1987 stock purchase agreement with Eastman Kodak Company ("Kodak"), pursuant to which Kodak advanced the Company $9,000,000 to fund all activities to obtain FDA approval for this product and purchased 2,000,000 shares of the Company's Common Stock for $6,000,000. The Company believes that under the agreement, Sanofi may only apply the credit, shown as a current liability in the Consolidated Balance Sheet, against the purchase of clinical supplies and the Company has no other obligation to repay the credit to Sanofi. Sanofi has notified the Company that it does not require future clinical supplies from the Company and, therefore, the Company has no further obligation under the agreement to supply PEG-SOD to Sanofi.

      As of June 30, 1995, 940,808 shares of Series A Preferred Stock had been converted into 3,093,411 shares of Common Stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of June 30, 1995, there were $1,149,000 of accrued and unpaid dividends on the Series A Preferred Stock. Dividends accrue on the outstanding Series A Preferred Stock at the rate of $218,000 per year.

      To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees and technology transfer and license fees. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Management believes that its current sources of liquidity will be sufficient to meet anticipated cash requirements through fiscal year end 1996.

      Upon exhaustion of the Company's current cash reserves, the Company's continued operations will depend on, among other things, its ability to realize significant revenues from the commercial sale of its products, raise additional funds through equity or debt financing, or obtain significant licensing, technology transfer or contract research and development fees. There can be no assurance that these sales, financings or revenue generating activities will be successful.

      In management's opinion, the effect of inflation on the Company's past operations has not been significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this Item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
      ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                   PART III

      The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 5, 1995.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K

      (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

      (a)(3) and  (c).   Exhibits  (numbered  in  accordance  with  Item 601 of
Regulation S-K).

       Exhibit                                                                                   Page Number or
       NUMBER           DESCRIPTION                                                             Incorporation BY
                                                                                                    REFERENCE
               1.1   Form of Third Amended and Restated Purchase Agreement by and between the Company and Susquehanna Brokerage Services, Inc. dated as of June
                     24,
                     1994                                                                                    ##(1.1)
               4.0   Certificate of Designation for the Series A Cumulative Convertible
                     Preferred Stock filed with the Secretary of State of Delaware                            *(4.0)
              10.0   Employment Agreement dated March 25, 1994 with Peter G. Tombros                        #(10.17)
              10.1   Termination Agreement and General Release dated May 17, 1994 with
                     Edward Ehrenberg                                                                      ###(10.3)
              10.2   Form of Change of Control Agreements dated as of January 20, 1995
                     entered                                                                                 ~(10.2)
                       into with the Company's Executive Officers
              10.3   Lease - 300-C Corporate Court, South
                        Plainfield, New Jersey                                                             ***(10.3)
              10.4   Modification of Lease - 300-C Corporate Court, South Plainfield
                        New Jersey                                                                          ++(10.3)
              10.5   Lease Termination Agreement dated March 31, 1995 for
                       20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey                   ~(10.6)
              10.6   Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
                       Piscataway, New Jersey                                                                ~(10.7)
              10.7   Lease - 20 Kingsbridge Road, Piscataway, New Jersey                                     ~(10.8)
              10.8   Form of Lease - 40 Cragwood Road, South
                        Plainfield, New Jersey                                                            ****(10.9)
              10.9   Lease 300A-B Corporate Court, South Plainfield, New Jersey                              (10.10)
              10.10  Stock Purchase Agreement dated March 5, 1987
                        between the Company and Eastman Kodak Company                                     ****(10.7)
              10.11  Amendment dated June 19, 1989 to Stock Purchase
                        Agreement between the Company and
                        Eastman Kodak Company                                                              **(10.10)
              10.12  Form of Stock Purchase Agreement between the Company and the purchasers of the Series A Cumulative
                        Convertible Preferred Stock                                                         +(10.11)
              10.13  Amendment to License Agreement and Revised License Agreement
                        between the Company and RCT dated
                        April 25, 1985                                                                     +++(10.5)
              10.14  Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
                        Corporation                                                                        **(10.14)
              10.15  License Agreement dated September 7, 1989 between the Company
                        and Research Corporation Technologies, Inc.                                        **(10.15)
              10.16  Master Lease Agreement and Purchase Leaseback Agreement dated
                        October 28, 1994 between the Company and Comdisco, Inc.                          ####(10.16)
              10.17  Amendment dated as of May 15, 1995 to Employment Agreement with
                        Peter G. Tombros                                                                          E1
              21.0   Subsidiaries of Registrant                                                                   E2
              23.0   Consent of KPMG Peat Marwick LLP                                                             E3
              23.1   Consent of Lerner, David, Littenberg, Krumholz & Mentlik                                     E4
              27.0   Financial Data Schedule                                                                      E5

* Previously filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-34874) and incorporated herein by reference thereto.

** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 and incorporated herein by reference thereto.

*** Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 2-88240-NY) and incorporated herein by reference thereto.

**** Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 2-96279) filed with the Commission and incorporated herein by reference thereto.

+ Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-39391) filed with the Commission and incorporated herein by reference thereto.

++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference thereto.

+++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated herein by reference thereto.

# Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 5, 1994 and incorporated herein by reference thereto.

## Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 33-80790) and incorporated herein by reference thereto.

### Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 and incorporated herein by reference thereto.
#### Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994.

~ Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995.

      (b)   Reports on Form 8-K

      On July 20, 1995, the Company filed with the Commission a Current Report on Form 8-K dated June 30, 1995, related to the Company and Schering executing an amendment to the license and development agreement between the Company and Schering, and the Company and Schering entering into a stock purchase agreement pursuant to which Schering purchased shares of the Company's Common Stock (Item 5).

                                  Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENZON, INC.




Dated: September 25, 1995        /S/ PETER G. TOMBROS  By: Peter G. Tombros
                                   President and Chief
                                   Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      NAME                    TITLE                   DATE

/S/ PETER G. TOMBROS          President, Chief        September 25, 1995
Peter G. Tombros              Executive Officer
                              and Director
                              (Principal Executive
                              Officer)

/S/ KENNETH J. ZUERBLIS       Vice President, Finance September 25, 1995
Kenneth J. Zuerblis           (Principal Financial and
                              Accounting Officer)

/S/ ABRAHAM ABUCHOWSKI        Chairman of the Board   September 25, 1995
Abraham Abuchowski

                              Director                September 25, 1995
Rosina B. Dixon

/S/ ROBERT LEBUHN             Director                September 25, 1995
Robert LeBuhn

/S/ A.M. "DON" MACKINNON      Director                September 25, 1995
A.M. "Don" MacKinnon

/S/ RANDY H. THURMAN          Director                September 25, 1995
Randy H. Thurman

                         ENZON, INC. AND SUBSIDIARIES



                                     Index

                                                                        PAGE

Independent Auditors' Report                                         F-2

Consolidated Financial Statements:
      Consolidated Balance Sheets - June 30, 1995 and 1994           F-3
      Consolidated Statements of Operations - Years ended
        June 30, 1995, 1994 and 1993                                 F-4
      Consolidated Statements of Stockholders' Equity -
       Years ended June 30, 1995, 1994 and 1993                      F-5
      Consolidated Statements of Cash Flows - Years ended
        June 30, 1995, 1994 and 1993                                 F-7
      Notes to Consolidated Financial Statements - Years
        ended June 30, 1995, 1994 and 1993                           F-8

















                                      F-1


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Enzon, Inc:

We have audited the consolidated financial statements of Enzon, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.




                                                            /S/KPMG        PEAT
MARWICK LLP
                                                            KPMG  Peat  Marwick
LLP



New York, New York
September 21, 1995













                                      F-2
                                                 ENZON, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                                    June 30, 1995 and 1994

            ASSETS                                                     LIABILITIES AND STOCKHOLDERS'
                                                        EQUITY

                           1995              1994                                                             1995      1994
                                                                                                              1994
Current assets:                                         Current liabilities:
  Cash and cash            $8,102,989     $5,731,461       Accounts payable                             $1,561,968$2,419,571
equivalents                 2,362,277      1,928,453       Accrued expenses                              4,045,3024,238,274
  Accounts receivable         792,453        939,823       Other accrued liabilities - due to Sanofi     1,312,829    1,312,829
  Inventories                   9,6745,185
  Accrued interest            175,552        107,330           Total current liabilities                 6,920,099    7,970,674
receivable
  Prepaid expenses
     Total current assets  11,442,945      8,712,252       Accrued rent                                  1,006,508     1,860,782
                                                           Royalty advance - RPR                         2,955,841             -
                                                           Other liabilities                                             115,733
                                                                                                             4,076
                                                                                                         3,966,425     1,976,515
Property and equipment     15,758,058     17,606,217    Commitments and contingencies
  Less accumulated
depreciation                9,968,024      8,386,254    Stockholders' equity:
    and amortization







                            5,790,034      9,219,963       Preferred stock-$.01 par value, authorized
                                                        3,000,000 shares;
Other assets:                                               issued and outstanding 109,000 shares in
  Investments                  78,616         80,756    1995 and 1994                                        1,0901,090
  Cash surrender value of                                   (liquidation preference $25 per share
life                                -        373,186    aggregating $2,725,000
    insurance                  46,627        170,935         in 1995 and 1994)                             263,289244,273
  Deposits and deferred     1,825,820                      Common stock-$.01 par value, authorized     111,494,180107,520,250
charges                     1,951,063      1,986,160    40,000,000 shares;                           (103,461,041) (97,169,550)
  Patents, net                             2,611,037         issued and outstanding 26,328,874 shares
                                                        in 1995 and
                                                             24,427,258 shares in 1994
                                                           Additional paid-in capital
                                                           Accumulated deficit
                                                        Total stockholders' equity                       8,297,518  10,596,063
Total assets              $19,184,042    $20,543,252    Total liabilities and stockholders' equity     $19,184,042   $20,543,252

The accompanying notes are an integral part of these consolidated financial statements.


                                                              F-3
                                  ENZON, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years ended June 30, 1995, 1994 and 1993




                                                                          YEARS
ENDED JUNE 30,

                                                               1995                    1994                    1993


Revenues
  Sales                                                    $11,024,432               $8,181,999        $7,112,702
  Grants                                                             -                        -  90,647
  Contract revenue                                           4,802,005                6,615,500     1,211,000
     Total revenues                                         15,826,437               14,797,499                 8,414,349
Costs and expenses
   Cost of sales                                             2,918,737                2,168,3981,073,911
   Research and development expenses                        12,083,960               17,665,01417,709,805
   Selling, general and administrative expenses              6,916,393               11,709,73514,932,960
   Restructuring expense                                     1,192,971                     -                         -


     Total costs and expenses                               23,112,061               31,543,147                33,716,676
       Operating loss                                      (7,285,624)             (16,745,648)              (25,302,327)
Other income (expense)
   Interest and dividend income                                236,848                  306,381749,340
   Interest expense                                            (3,988)                 (19,068)          (48,323)
   Other                                                       761,273                 (36,891)                      -
                                                               994,133                  250,422                   701,017
      Net loss                                            ($6,291,491)            ($16,495,226)             ($24,601,310)
Net loss per common share                                          ($0.26)                  ($0.71)                   ($1.15)
Weighted average number of common
  shares outstanding during the period                      25,184,718               23,646,061                21,694,579






The accompanying notes are an integral part of these consolidated financial statements.



                                           F-4

                                                 ENZON, INC. AND SUBSIDIARIES
                                        CONSOLIDATED        STATEMENTS       OF
STOCKHOLDERS' EQUITY
                                           Years ended June 30,  1995, 1994 and
1993


                                                       PREFERRED       STOCK                                      COMMON       STOCK
Additional
                                      Amount         Number of       Par        Amount    Number of       Par                paid-in
Accumulated
                                       PER   SHARE             SHARES         VALUE        PER   SHARE        SHARES           VALUE
CAPITAL              DEFICIT              TOTAL
Balance, July 1, 1992             Proceeds   carried                       131,000    109,000      $1,310   $1,090
Common stock issued for exercise  from       forward
of                                public                   -                     -                      -                     $4.50
  incentive stock options         offering
Common stock issued for exercise  on                       -                     -                      -                      4.12
of                                  April
  non-qualified stock options     22, 1994               25.00            (14,000)                  (140)                      8.27
Common stock issued on conversion Compensation             -                     -                      -                      8.27
of                                expense
  preferred stock                 related to               -                     -                      -                      6.05
Dividends issued on preferred     vesting
stock                               of stock               -                     -                      -                      8.88
Proceeds from public offering on  options
  January 22, 1993                Common                   -                     -                      -                      2.02
Common stock issued for           stock                    -                -                      -                -
acquisition                       issued for                               117,0001,170
  of Enzon Labs Inc.              acquisition
Issuance of common stock warrants   of Enzon               -                     -                      -                      4.12
for                               Labs Inc.
  Enzon Labs Inc.                 Issuance               25.00             (8,000)                   (80)                      9.10
Net loss                          of common                -                     -                      -                      9.10
Balance, June 30, 1993            stock
Common stock issued for exercise  warrants                 -                     -                      -                      2.55
of                                for
  non-qualified stock options       Enzon                  -                     -                      --
Common stock issued on conversion Labs Inc.
of                                Net loss                 -                     -                      -                      8.88
  preferred stock                 Balance,
Dividends issued on preferred     June 30,                 -                     -                      -                      2.02
stock                             1994                     -                 -                      -                          -
                                 20,214,935     -     $202,150   -     $86,406,898     -     ($55,925,014)($97,169,550)$30,685,344

                                      3,00024,427,258       30 $244,273     13,470$107,520,250          -                   13,500

                                     25,300                253             104,072                      -                  104,325

                                     42,320                423               (297)                      -                     (14)
                                     10,157                101              83,896               (84,000)                      (3)

                                  3,175,000             31,750          18,452,000                      -               18,483,750

                                        825                  8               7,314                      -                    7,322

                                          -                  -               1,390                      -                    1,390
                                      -                  -                  -                (24,601,310)             (24,601,310)
                                 23,471,537            234,715         105,068,743           (80,610,324)               24,694,304

                                    140,850              1,409             578,942                      -                  580,351

                                     21,978                220               (140)                      -                        -
                                      7,032                 70              63,921               (64,000)                      (9)

                                    785,358              7,854           1,624,025                      -                1,631,879

                                          -                  -             179,465                      -                  179,465

                                        503                  5               4,459                      -                    4,464

                                          -                  -                 835                      -                      835
                                                                                             (16,495,226)             (16,495,226)
                     $10,596,063

The accompanying notes are an integral part of these consolidated financial statements.
(continued) F-5
                                                 ENZON, INC. AND SUBSIDIARIES
                                        CONSOLIDATED        STATEMENTS       OF
STOCKHOLDERS' EQUITY
                                           Years ended June 30,  1995, 1994 and
1993


                                                    PREFERRED       STOCK                                      COMMON       STOCK
Additional
                                      Amount         Number of       Par        Amount    Number of       Par                paid-in
Accumulated
                                       PER   SHARE             SHARES         VALUE        PER   SHARE        SHARES           VALUE
CAPITAL              DEFICIT              TOTAL

Balance, June 30, 1994 brought       109,000   $1,090           24,427,258   $244,273 $107,520,250($97,169,550)$10,596,063
forward
Compensation expense related          -           -        -      -             -          -       31,535           -31,535
to vesting                            -           -        -      2.06    954,000      9,540    1,742,524           -1,752,064
  of stock options
Proceeds from public shelf            -           -        -      2.25    100,000      1,000      224,000           -225,000
offering
Common stock issued for               -           -        -      2.36    847,489      8,475    1,974,575           -1,983,050
building
  purchase option                     -           -        -      8.88        127          1        1,126           -1,127
Common stock issued to
Schering                              -           -        -      2.02          -          -          170           -170
  Corporation                         -    -
Common stock issued for              -        -                    -          -           -      (6,291,491)(6,291,491)
acquisition of                    109,000                $263,289
  Enzon Labs Inc.                                     $1,090           26,328,874            $111,494,180($103,461,041)$8,297,518
Issuance of common stock
warrants for
  Enzon Labs Inc.
Net loss
Balance, June 30, 1995






The accompanying notes are an integral part of these consolidated financial statements.



                                                              F-6
                                ENZON, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended June 30, 1995, 1994 and 1993

                                                                               YEARS ENDED JUNE 30,
                                                                   1995                      1994                    1993
Cash flows from operating activities:
Net loss                                                           ($6,291,491)           ($16,495,226)($24,601,310)
Adjustments to reconcile net loss to net cash used
 in operating activities:
   Depreciation and amortization                                      2,477,671               2,796,6542,557,250
   Reserve for shutdown of Enzon Labs Inc.                             (71,743)             (1,203,563)(24,694)
   Loss on retirement of equipment                                        9,003                  38,8684,391
   Compensation expense for issuance of stock options                    31,535                 179,465-
   Non-cash portion of restructuring expense                          1,100,094                       --
   Changes in assets and liabilities:
    Increase in accounts receivable                                   (433,824)               (313,141)(939,467)
    Decrease in inventories                                             147,370                 117,6149,515
    (Increase) decrease in accrued interest receivable                  (4,489)                 151,611294,045
    (Increase) decrease in prepaid expenses                            (68,222)                 222,179(14,790)
    Decrease (increase) in cash surrender value of life                  67,871                (66,148)          10,356
insurance                                                               126,448                   5,303(81,560)
    Decrease (increase) in other assets                               (857,603)                 407,433(362,170)
    (Decrease) increase in accounts payable                           (349,431)               1,200,481(77,511)
    (Decrease) increase in accrued expenses                           (854,274)                 345,7551,156,598
    (Decrease) increase in accrued rent                               2,955,841                       --
    Increase in royalty advance - RPR                                 (110,360)                 (1,340)        (62,704)
    Decrease in other liabilities                                   (2,125,604)            (12,614,055)  (22,132,051)
     Net cash used in operating activities

Cash flows from investing activities:                                 (387,020)               (828,711)(4,434,179)
    Capital expenditures                                                861,521                  41,600-
    Proceeds from sale of equipment                                           -                       -(4,947,393)
    Increase in short-term investments                                        -               4,947,39313,092,484
    Proceeds from sale of short-term investments                              -                       -44,244
    Decrease in long-term investments                                   305,315                 -             673,600
    Proceeds from cash surrender value of officer's life                779,816               4,160,282    4,428,756
insurance
     Net cash provided by investing activities
                                                                      3,735,114               2,212,22118,601,558
Cash flows from financing activities:                                  (17,798)                (22,833)      (19,770)
    Proceeds from issuance of common stock                            3,717,316               2,189,388  18,581,788
    Principal payments of obligations under capital leases
     Net cash provided by financing activities                        2,371,528             (6,264,385)878,493

     Net increase (decrease) in cash and cash equivalents             5,731,461              11,995,846  11,117,353

Cash and cash equivalents at beginning of period                     $8,102,989              $5,731,461 $11,995,846

Cash and cash equivalents at end of period










The accompanying notes are an integral part of these consolidated financial statements.

                                             F-7

                         ENZON, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                   Years ended June 30, 1995, 1994 and 1993


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

      INVESTMENTS

      Cash equivalents include investments which consist primarily of debt securities and time deposits. The Company invests its excess cash in a portfolio of marketable securities of institutions with strong credit ratings and U.S. Government backed securities.

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115) on July 1, 1994. Under SFAS No. 115, the Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold to maturity. Held-to-maturity securities are recorded at cost which approximated the fair value of the investments at June 30, 1995.

      INVENTORY COSTING AND IDLE CAPACITY

      Inventories  are  stated  at  the  lower  of  cost  or  market.   Cost is
      determined by the first-in, first-out method and includes the cost of raw materials, labor and overhead.

      Costs associated with idle capacity at the Company's manufacturing facility are charged to cost of sales as incurred. Prior to the fourth quarter of the year ended June 30, 1994 and the approval of ONCASPAR, the Company's first FDA approved drug for a potentially large patient population, costs associated with idle capacity at the Company's manufacturing facility were charged to research and development expenses.

      PATENTS

      Patents related to the acquisition of Enzon Labs Inc., formerly Genex Corporation, were recorded at their fair value at the date of acquisition and are being amortized over the estimated useful lives of the patents. Accumulated amortization as of June 30, 1995 and 1994 was $588,000 and $428,000, respectively.

      Costs related to the filing of patent applications related to the Company's products and technology are expensed as incurred.


      PROPERTY AND EQUIPMENT

      Property and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred; significant renewals and betterments are capitalized.
                                      F-8
      REVENUE RECOGNITION

      Reimbursement from third party payors for ADAGEN is handled on an individual basis due to the high cost of treatment and limited patient population. Because of the uncertainty of reimbursement and the Company's commitment of supply to the patient regardless of whether or not the Company will be reimbursed, revenues for the sale of ADAGEN are recognized when reimbursement from third party payors becomes likely.

      Revenues from the sale of the Company's other products that are sold are recognized at the time of shipment and provision is made for estimated returns.

      Revenues related to programming services are recorded as sales when services are performed.

      Contract revenues are recorded as the earnings process is completed.

      Royalties under the Company's license agreement with Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") (see note 10), related to the sale of ONCASPAR by RPR, are recognized when earned.

      RESEARCH AND DEVELOPMENT

      Research and development costs are expensed as incurred.

      CASH FLOW INFORMATION

      The  Company  considers  all  highly  liquid  securities  with   original
      maturities of three months or less to be cash equivalents.

      Cash payments for interest were approximately $4,000 in 1995, $5,000 in 1994, and $7,000 in 1993. There were no income tax payments made for the years ended June 30, 1995, 1994, and 1993.

      During the year ended June 30, 1995, the Company issued 100,000 shares of unregistered Common Stock in order to acquire an option to purchase the facility it currently leases in Piscataway, New Jersey. During the years ended June 30, 1994 and 1993, 8,000 and 14,000 shares of Series A
      Cumulative Convertible Preferred Stock were converted to 22,000 and 42,000 shares of Common Stock, respectively. Accrued dividends of $64,000 and $84,000 on the Series A Cumulative Convertible Preferred Stock that was converted were settled by issuing 7,000 and 10,000 shares of Common Stock and cash payments totalling $9 and $3 for fractional shares for the years ended June 30, 1994 and 1993, respectively. There was no conversion of the Series A Cumulative Convertible Preferred Stock during the year ended June 30, 1995. These transactions are non-cash financing activities.

      Management believes that its sources of liquidity will be sufficient to meet anticipated cash requirements through fiscal year end 1996. Upon exhaustion of these sources of liquidity, the Company's continued operations will depend on, among other things, its ability to realize significant revenues from the commercial sale of products, raise additional funds through equity or debt financing or obtain significant licensing, technology transfer or contract research and development fees. There can be no assurance that the Company will be able to obtain additional funding when it is needed or that such funding, if available, will be obtainable on terms favorable to the Company.
                                      F-9
      NET LOSS PER COMMON SHARE

      Net loss per common share is based on net loss for the relevant period, adjusted for cumulative, undeclared preferred stock dividends of $218,000, $230,000 and $254,000 for the years ended June 30, 1995, 1994 and 1993, respectively, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and Common Stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

      RECLASSIFICATIONS

      Certain prior year balances were reclassified to conform to the 1995 presentation.

(2)   RESTRUCTURING EXPENSE

      During the quarter ended March 31, 1995, the Company reduced its workforce by approximately 22 employees. As a result of these reductions, the Company was able to move its general and administrative operations into its existing research and development facility at 20 Kingsbridge Road in Piscataway, New Jersey.

      On March 31, 1995, the Company terminated its lease for 83,000 square feet at 40 Kingsbridge Road in Piscataway, New Jersey, its former general and administrative facility. As part of the termination agreement, the landlord was able to draw down on a $600,000 letter of credit that served as the security deposit for both buildings that the Company occupied on Kingsbridge Road in Piscataway. The termination payment, severance related to staff reductions, write-off of leasehold improvements, moving expenses and the commission due the Company's real estate broker related to the termination of the 40 Kingsbridge lease were recorded as a restructuring charge during the year ended June 30, 1995. Approximately $227,000 of the restructuring expense represents severance related to the staff reduction and the remaining $966,000 represents expenses incurred in conjunction with the lease termination. As part of the commission due the Company's real estate broker, 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share were issued in August 1995. The termination of the Company's 40 Kingsbridge Road facility lease reduces the Company's future minimum lease payments by $650,000, $729,000 and $729,000 for the fiscal years ending June 30, 1996, 1997 and 1998, respectively, and an aggregate of $7,161,000 for the years thereafter. As of June 30, 1995, approximately $758,000 of the restructuring charge was unpaid and recorded in accrued expenses in the Consolidated Balance Sheet. The Company anticipates that the unpaid restructuring charge will be settled prior to December 31, 1995.

(3)   RELATED PARTY TRANSACTIONS

      The Company has license agreements with Research Corporation and its successor, Research Corporation Technologies, Inc. ("RCT"), related to the original PEG-Process patent. The PEG-Process was developed at Rutgers University in New Brunswick, New Jersey by Dr. Frank Davis, one of the Company's original founders, and two other inventors not affiliated with the Company. These agreements granted the Company an exclusive license to make, use and sell specific patented processes and products in countries in which a patent has been granted, or in which an application is pending, for the life of the patent. Under the terms of the agreements, the Company has the obligation to diligently develop, obtain regulatory approval for, and market these products.
                                     F-10

      The Company is obligated under its agreement with RCT to pay a license maintenance fee of $75,000 each year during the term of this agreement, which shall be creditable by the Company against earned royalties payable, if any. As of June 30, 1995 and 1994, the Company had approximately $286,000 and $270,000 related to such agreements recorded as accrued expenses in the Consolidated Balance Sheets.

      During August 1992, the Company entered into a license agreement with two employees of the Company and an unrelated party to license a protein related technology. The Company paid $20,000 to each of the parties upon signing of the agreement and agreed to pay royalties of between 3% and 6% of net sales. The agreement also provides for a yearly maintenance fee of $15,000 commencing on January 30, 1993 and terminating on the first to occur of January 30, 1998 or the January 30th immediately preceding the date of the first sale of a licensed product. The agreement also requires aggregate minimum royalties of $25,000 beginning at the earlier of January 30, 1999 or the January 30th immediately following the date of the first sale of a licensed product and between $35,000 and $50,000 for subsequent years. The agreement terminates on the date on which the licensed patent having the latest expiration date expires, after accounting for extensions thereof. In both January 1995 and 1994, the Company paid yearly maintenance fees of $15,000.

(4)   COMMITMENTS AND CONTINGENCIES

      The Company has a long-term supply agreement for unmodified L-asparaginase, one of the raw materials used in ONCASPAR, under which the Company is required to purchase minimum quantities of this raw material on an annual basis. Under the agreement, which was amended during the fiscal year ended June 30, 1995, the Company is currently required to purchase $3,639,000 in raw material during the term of the contract, which expires on December 31, 1997. During the year ended June 30, 1995, the Company purchased approximately $186,000 related to this contract. The Company is required to purchase an additional $1,514,000 prior to December 31, 1995. The purchase requirements for the years ending
      December  31,  1996  and  1997 are $850,000 and $1,275,000, respectively.
      The Company has the option to satisfy $870,000 of the purchase requirement for the year ending December 31, 1995, without taking delivery of the product, by making a payment of $350,000.

      The Company has agreements with  certain  members of its upper management
      which  provide  for  payments  following  a  termination   of  employment
      occurring after a change in control of the Company.

(5)   INVENTORIES

      Inventories consist of the following:

                                                                    JUNE    30,

                                1995      1994
         Raw materials      $398,000  $407,000
         Work in process     134,000   289,000
         Finished goods      260,000   244,000
                            $792,000  $940,000

                                     F-11
(6)   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                         June 30,                        Estimated useful lives
                                                      1995                          1994 USEFUL LIVES
Equipment                                       $9,284,000                   $10,287,000 3-7 years
Furniture and fixture                            1,598,000                    $1,845,000 7 years
Vehicles                                            29,000                        29,000 3 years
Leasehold improvements                           4,847,000                     5,445,000 3-15 years
                                               $15,758,000                   $17,606,000


      Depreciation and amortization charged to operations, relating to property and equipment, were $2,317,000, $2,636,000 and $2,397,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

(7)   STOCKHOLDERS' EQUITY

      SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK

      The Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Shares") is convertible into Common Stock at an annually increasing rate per share with a maximum conversion rate of $11 per share. As of June 30, 1995 and 1994, the conversion rates were $11 and $10 per share, respectively. The value of the Series A Preferred Shares for conversion purposes is $25 per share. Holders of the Series A Preferred Shares are entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. Dividends on the Series A Preferred Shares are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the Board of Directors deems it appropriate in light of the Company's then current financial condition. No dividends are to be paid or set apart for payment on the Company's Common Stock, nor are any shares of Common Stock to be redeemed, retired or otherwise acquired for valuable consideration unless the Company has paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A Preferred Shares. Holders of the Series A Preferred Shares are entitled to one vote per share on matters to be voted upon by the stockholders of the Company. As of June 30, 1995 and 1994 undeclared accrued dividends in arrears were $1,149,000 or $10.54 per share and $931,000 or $8.54 per share, respectively. All common shares are of junior rank to the Series A Preferred Shares with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company.

                                     F-12
      During the years ended June 30, 1994 and 1993, 8,000 and 14,000 Series A Preferred Shares were converted to 22,000 and 42,000 shares of Common Stock. There were no conversions of Series A Preferred Shares during the year ended June 30, 1995.

      COMMON STOCK

      On January 22, 1993, the Company sold 3,175,000 shares of Common Stock in a public offering at a price of $6.50 per share, resulting in net proceeds to the Company of $18,484,000.

      On February 8, 1993, the stockholders voted to increase the number of authorized shares of Common Stock from 30,000,000 to 40,000,000.

      On February 1, 1994, an option to purchase 150,000 shares of the Company's Common Stock became exercisable. This option was granted to the Company's Chairman of the Board in 1989 and became exercisable upon the FDA's approval of ONCASPAR. The approval of ONCASPAR resulted in a non-cash compensation charge representing the difference between the exercise price of the option and the market value of the underlying Common Stock.

      On May 26, 1994, the Company sold 785,000 shares of Common Stock to Susquehanna Brokerage Services, Inc. ("Susquehanna") in a public shelf offering at a weighted average price of $2.55 per share, resulting in net proceeds to the Company of approximately $1,632,000.

      During the year ended June 30, 1995, the Company sold to Susquehanna, in a public shelf offering, an additional 954,000 shares of newly issued Common Stock. The shares were sold at a weighted average price of $2.06 per share, resulting in net proceeds to the Company of approximately $1,752,000. On January 5, 1995 the Company terminated its stock purchase agreement with Susquehanna.

      On April 1, 1995, the Company issued 100,000 shares of newly issued, unregistered Common Stock, valued at $2.25 per share, in consideration for an option to purchase the facility it currently leases in Piscataway, New Jersey.

      On June 30, 1995, in conjunction with the license of know-how related to PEG-INTRON A, the Company sold 847,000 shares of newly issued, unregistered Common Stock to Schering Corporation, resulting in net proceeds of approximately $1,983,000 (see note 10).

      Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

      As of June 30, 1995, the Company has reserved its common shares for special purposes as detailed below:

                                     F-13

Shares issuable upon conversion                     248,000
of preferred stock
Non-Qualified Stock Option Plan                   4,477,000
Other options                                       200,000
                                                  4,925,000

      SERIES A PREFERRED STOCK WARRANTS

      In connection with the private placement of the Series A Preferred Shares, the Company issued warrants to purchase 82,000 Series A Preferred Shares. Prior to the year ended June 30, 1995, 22,000 warrants were exercised. During the year ended June 30, 1995, the remaining warrants expired.

      ENZON LABS WARRANTS

      In connection with the acquisition of Enzon Labs Inc., the Company agreed to issue warrants to purchase 583,000 shares of Common Stock. Prior to the year ended June 30, 1995, 100 warrants were exercised. During the year ended June 30, 1995, the remaining warrants expired.

(8)   NON-QUALIFIED STOCK OPTION PLAN

      In  November  1987,  the  Company's  Board  of  Directors  adopted a Non-
      Qualified Stock Option Plan (the "Plan"). On December 7, 1993, the stockholders voted to increase the number of shares reserved for issuance under the Plan from 4,000,000 to 5,000,000. Under the Plan, as amended, 4,477,000 shares of Common Stock as of June 30, 1995 are reserved for issuance pursuant to options which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options must be at least 100% of the fair market value of the stock at the time the option is granted and an option may be exercised for a period of up to ten years from the date it is granted. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

      A summary of the activity relating to the Plan follows:

                                                                 Number of shares
                                                                   UNDER OPTION
Outstanding at July 1, 1992                                                    1,625,000
Granted at prices ranging from $4.25 to $9.00                                    467,000
Exercised at prices ranging from $3.75 to $4.38                                 (25,000)
Cancelled at prices ranging from $6.00 to $11.50                                (26,000)
Outstanding at June 30, 1993                                                   2,041,000

                               F-14


Granted at prices ranging from $2.38 to $6.00                       1,292,000
Exercised at prices ranging from $3.75 to $4.88                     (140,000)
Cancelled at prices ranging from $4.00 to $14.88                    (355,000)
Outstanding at June 30, 1994                                        2,838,000
Granted at prices ranging from $1.88 to $3.13                       1,412,000
Cancelled at prices ranging from $2.09 to $15.25                    (645,000)
Outstanding at June 30, 1995                                        3,605,000

      At June 30, 1995, 2,257,000 options were exercisable at prices per share ranging from $2.00 to $14.88.

      On August 24, 1994, the Compensation Committee of the Board of Directors of the Company extended the exercise period of all outstanding five year options to ten years under the Plan. None of the options extended had exercise prices less than the fair market value of the Company's Common Stock on August 24, 1994, and accordingly, no compensation expense was recorded.

(9)   INCOME TAXES

      The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes" as of July 1, 1993. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The effects of adopting SFAS No. 109 were not material to the financial statements at July 1, 1993.

      At June 30, 1995 and 1994, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:
                                                           1995      1994
      Deferred tax assets:
      Inventories                                       $57,000       $450,000
      Investment valuation reserve                       86,000         86,000
      Contribution carryover                            10,000           9,000
      Compensated absences                               103,000       138,000
      Excess of financial statement over tax depreciation146,000           -
      Royalty advance - RPR                          1,340,000           -
      Sanofi liability                                   524,000       524,000
      Non-deductible expenses                            457,000       424,000
      Federal and state net operating loss carryforwards35,816,000   35,054,000
      Research and development and investment tax credit carryforwards5,770,000 5,688,000
                                     F-15
           Total gross deferred tax assets            44,309,000    42,373,000

      Less valuation allowance                      (43,597,000)  (41,410,000)

      Net deferred tax assets                            712,000       963,000

      Deferred tax liabilities:
      Excess of tax over financial statement depreciation    -       (231,000)
         Step up in basis of assets related to acquisition  of  Enzon Labs Inc.
      (712,000)    (732,000)

         Total gross deferred tax liabilities           (712,000)    (963,000)

         Net deferred tax                                    $0             $0

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance for deferred tax assets as of July 1, 1993 was $34,053,000. The net change in the total valuation allowance for the years ended June 30, 1995 and 1994 were increases of $2,187,000 and $7,357,000, respectively. Subsequently recognized tax benefits for the years ended June 30, 1995 and 1994 of $940,000 and $1,025,000 relating to the valuation allowance for deferred tax assets will be allocated to additional paid-in capital.

      At June 30, 1995, the Company had federal net operating loss carryforwards of approximately $90,627,000 for tax reporting purposes, which expire in the years 1997 to 2010. The Company also has investment tax credit carryforwards of approximately $30,000 and research and development tax credit carryforwards of approximately $5,740,000 for tax reporting purposes which expire in the years 1998 to 2010.

      As part of the Company's acquisition of Enzon Labs Inc., the Company acquired the net operating loss carryforwards of Enzon Labs Inc. of $67,949,000 which expire between October 31, 1994 and October 31, 2006. As a result of the change in ownership the utilization of these carryforwards is limited to $613,000 per year.

(10)  SIGNIFICANT AGREEMENTS

      RHONE-POULENC RORER AGREEMENT

      The Company has granted RPR an exclusive license ("the License Agreement") in the United States to sell ONCASPAR, and any other PEG-asparaginase product (the "Product") developed by Enzon or RPR during the term of the License Agreement. Under this agreement, Enzon was entitled to licensing payments totaling $6,000,000, of which $500,000 and $5,500,000 were paid during the fiscal years ended June 30, 1995 and 1994, respectively.


                                     F-16
      During January 1995, the Company amended its exclusive U.S. marketing rights license with RPR for ONCASPAR. Under the amended agreement, Enzon will earn a base royalty of 10% for the year ending December 31, 1995 and 23.5% thereafter, until 2008, on net sales of ONCASPAR up to agreed upon amounts, as opposed to 50% of net profits provided for under the original agreement. Additionally, Enzon will earn a super royalty of 23.5% for the year ending December 31, 1995 and 43.5% thereafter, until 2008 on net sales of ONCASPAR which exceed the agreed upon amounts, with the limitation that the total royalties earned for any such year shall not exceed 33% of net sales. The amendment eliminates RPR's requirement to make certain minimum advertising, promotional and clinical expenditures. Future decisions regarding clinical development will be at RPR's discretion. The amended agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

      Base royalties due under the amended agreement will be offset against a credit of $5,970,000 (which represents the royalty advance plus reimbursement of certain amounts due to RPR under the previous agreement and interest expense) before cash payments for base royalties will be made. Super royalties will be paid to the Company when earned. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheet as of June 30, 1995. The royalty advance will be reduced as base royalties are recognized under the agreement.

      The agreement prohibits RPR from selling a competing PEG-asparaginase product anywhere in the world during the term of the License Agreement and for five years thereafter. The revised License Agreement terminates in December 2008, subject to early termination by either party due to a default by the other or by RPR at any time on one year's prior notice to Enzon. Upon any termination all rights under the License Agreement revert to Enzon.

      The Company has also granted exclusive licenses to sell ONCASPAR in Canada and Mexico to RPR. These agreements provide for RPR to obtain marketing approval of ONCASPAR in Canada and Mexico and for the Company to receive royalties on sales of ONCASPAR in these countries, if any. The Company is currently pursuing other licenses for marketing and distribution rights for ONCASPAR outside North America. A separate supply agreement with RPR requires RPR to purchase from Enzon all of RPR's requirements for the Product for sales in North America.

      SANOFI WINTHROP AGREEMENT

      In June 1989, the Company, Sanofi Winthrop, Inc. ("Sanofi"), formerly Sterling Winthrop, Inc. and Eastman Kodak Company ("Kodak") signed a license agreement (the "Sanofi Agreement") which supersedes the Company's March 1987 license agreement with Kodak (the "Kodak License Agreement"). Sterling Winthrop, Inc., a subsidiary of Kodak, was sold in 1994 to Sanofi Pharmaceuticals. The Company received $5,000,000 and $2,000,000 under the Sanofi Agreement during the years ended June 30, 1989 and 1990, respectively, and transferred to Sanofi all responsibilities for development and regulatory approval in the United States for PEG-superoxide dismutase ("PEG-SOD") and certain technological know-how for the product. All future development and regulatory approval costs for PEG-SOD, including the cost of unmodified enzymes for the product used in pre-approval testing, will be borne by Sanofi.





                                     F-17
      Under the agreement, Sanofi has the exclusive worldwide marketing rights, foreign regulatory approval responsibility and foreign manufacturing rights for PEG-SOD. Generally, the Company will be entitled to 40% of the net profits from sales of PEG-SOD in the United States during the life of the basic U.S. patent covering the product, with agreed-upon limits on the amount of expenses that can be deducted by Sanofi from revenues, if any, before calculating the profit split. Under the Sanofi Agreement, Enzon is entitled to manufacture PEG-SOD for United States sales by Sanofi; however, Sanofi has the right to take over such manufacturing or have such manufacturing performed on its behalf in consideration for the payment, under certain circumstances, of an additional royalty. Sanofi is manufacturing the PEG-SOD utilized in its clinical trials and the Company expects that Sanofi will manufacture the product for U.S. sales if it is approved by the FDA.

      The Sanofi Agreement terminates on a country by country basis upon the expiration of the last to expire of the patents licensed to the Company under its License Agreement with RCT. The United States patent licensed to Enzon under the RCT Agreement expires in December 1996. The Company has entered into an agreement with RCT to extend this patent for up to five years. Upon such patent expiration or termination of the Sanofi Agreement due to the Company's breach of the agreement or bankruptcy, the license granted to Sanofi automatically converts to a non-exclusive, royalty-free, paid-up license, except that Sanofi may maintain an exclusive license with respect to PEG-SOD by paying the Company a reduced royalty on Sanofi's sales of PEG-SOD. Sanofi has the right to terminate the Sanofi Agreement at any time with respect to any or all of the countries which are covered by the agreement with no further obligation to the Company, in which case all rights terminated by Sanofi in this manner shall revert to the Company.

      Under the original Kodak License Agreement signed in March 1987, the Company issued 2,000,000 shares of its Common Stock to Kodak for a cash payment of $6,000,000. The Company also received $9,000,000 under this agreement to fund all activities to obtain FDA approval of PEG-SOD. The Sanofi Agreement requires a credit to Sanofi (the "shortfall") for monies not expended for the development of PEG-SOD under the Kodak Agreement. The shortfall balance as of June 30, 1995 and 1994, was $1,313,000, and is shown as a current liability in the Consolidated Balance Sheets. The shortfall may be applied by Sanofi as a credit against amounts owed the Company by Sanofi for clinical supplies. Sanofi has notified the Company that it does not require future clinical supplies from the Company and, therefore, the Company has no further obligation under the agreement to supply PEG-SOD to Sanofi.

      SCHERING AGREEMENT

      In November 1990, Enzon and Schering Corporation ("Schering") signed an agreement (the "Schering Agreement") to apply the PEG Process to Schering's INTRON A (interferon alfa 2b), a genetically-engineered anticancer and antiviral drug. In August 1992, a Phase I human clinical trial began using PEG-INTRON A for the indication of hepatitis. The protocol for that trial has been completed. Schering and Enzon amended the Schering Agreement to develop a PEG-INTRON A formulation having improved performance characteristics. Enzon has prepared and delivered clinical batches of the new PEG-INTRON A formulations to Schering for additional clinical trials.



                                     F-18
      On June 30, 1995, the Company and Schering further amended the Schering Agreement pursuant to which Enzon agreed to transfer proprietary know-how and manufacturing rights for PEG-INTRON A to Schering for $3,000,000, of which $2,000,000 was paid on June 30, 1995 and $1,000,000 will be paid upon completion of the know-how transfer, as defined in such amended agreements. In connection with the amendment, the Company also sold to Schering 847,000 shares of unregistered, newly issued Common Stock for $2,000,000 in gross proceeds. Under the current Schering Agreement, Enzon retained an option to become Schering's exclusive manufacturer of PEG-INTRON A for the United States market upon FDA approval of such product.

      Under the Schering Agreement, Enzon is entitled to receive sequential payments, totalling approximately $6,000,000, subject to the achievement of certain milestones in the product's development program, as well as payments for the clinical material it produces. During the year ended June 30, 1992, the Company received the first milestone payment of $450,000 related to the filing of an Investigational New Drug Application. The Company will also receive royalties on worldwide sales of PEG-INTRON A, if any. Schering will be responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis.

      The Schering Agreement terminates, on a country-by-country basis, upon the expiration of the last to expire of any future patents covering the product which may be issued to Enzon, or 15 years after the product is approved for commercial sale, whichever shall be the later to occur. This agreement is subject to Schering's right of early termination if the product does not meet specifications, or if Enzon fails to obtain or maintain the requisite product liability insurance, or if Schering makes certain payments to Enzon. If Schering terminates the agreement because the product does not meet specifications, Enzon may be required to refund certain of the milestone payments.

      BAXTER AGREEMENT

      In November 1992, Enzon and Baxter Healthcare Corporation ("Baxter") signed an agreement granting Baxter a non-exclusive worldwide license to Enzon's SCA protein technology. It is anticipated that Baxter's biotech group will use the SCA proteins in its cancer research programs focusing on human stem cell isolation and gene therapy.

      Under the agreement, the Company received $350,000 during the year ended June 30, 1993 for the execution of the agreement and is entitled to additional sequential payments, subject to the achievement of certain milestones in the products' development of $500,000 for each product developed up to a maximum of $2,500,000. Baxter will have the exclusive worldwide rights to manufacture and market any products which it develops and Enzon will receive certain royalties on Baxter's sales, if any.

      ELI LILLY (HYBRITECH) AGREEMENT

      In December 1992, Enzon and Hybritech Incorporated ("Hybritech"), a subsidiary of Eli Lilly & Co., signed an agreement granting Hybritech a non-exclusive worldwide license to Enzon's SCA protein technology. Under the agreement, Enzon is entitled to certain upfront payments totalling $1,200,000, of which $700,000 and $500,000 were received during the years ended June 30, 1994 and 1993, respectively, and will receive certain royalties on Hybritech sales of products, if any, that may be developed using Enzon's SCA protein technology.

                                     F-19
      BRISTOL-MYERS SQUIBB

      In September 1993, the Company and Bristol-Myers Squibb ("Bristol-Myers") signed a license agreement for Enzon's SCA protein technology granting Bristol-Myers a worldwide, semi-exclusive license for a particular antigen. Under the agreement, Enzon is entitled to receive certain upfront payments and sequential payments, subject to the achievement of certain milestones in the development program. Bristol-Myers will have the right to manufacture and market products which it develops and Enzon will receive certain royalties on Bristol-Myers sales, if any. Enzon also granted Bristol-Myers options to take non-exclusive licenses under patent rights for other applications/fields for certain additional payments. During the year ended June 30, 1994, Enzon received $200,000 under this agreement. In July 1994, Bristol-Myers paid $1,800,000 to Enzon and exercised its option to acquire a worldwide non-exclusive license for SCA protein technology. The non-exclusive license is for all areas of drug development.

(11)  LEASES

      The Company has several leases for office, warehouse, production and research facilities and equipment.

      Future minimum lease payments, net of subleases, for noncancellable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of June 30, 1995 are:

        Year ending             Capital         Operating
          JUNE 30,              LEASES        LEASES
        1996                    $2,000      $1,592,000
        1997                      2,000      1,699,000
        1998                      2,000      1,710,000
        1999                          -      1,130,000
        2000                          -        497,000
        Later years, through 2007     -      3,878,000
        Total minimum lease payments$6,000 $10,506,000

      Rent  expense amounted to $1,642,000, $2,181,000 and $2,469,000  for  the years ended June 30, 1995, 1994 and 1993, respectively.

      The Company currently subleases a portion of two of its facilities. For the years ended June 30, 1995 and 1994, rent expense is net of subrental income of $353,000 and $101,000, respectively. There were no subleases in the year ended June 30, 1993.

(12)  CASH SURRENDER VALUE OF LIFE INSURANCE

      As of June 30, 1995, the Company maintains a split-dollar life insurance for its Chairman of the Board with a face value of $3,000,000. Under the split-dollar agreement, in the event of death, the Company will receive the greater of the cash accumulation value or the premiums paid. The remainder of the death benefit, as defined, paid by the insurance company, will be paid to the named beneficiaries of the insured. The Company also maintains key man life insurance policies with a face value of $1,000,000 on both the President and Chief Executive Officer and the Chairman of the Board.

                                     F-20
      In July 1992, the Company took a loan against the split dollar life insurance policy for $674,000. At June 30, 1995 and 1994, the cash surrender value of $847,000 and $1,155,000, respectively, less the outstanding loan balance and accrued interest of $847,000 and $782,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.

      During the year ended June 30, 1995, the Company cancelled a separate single premium key man life insurance policy on its Chairman of the Board and received the cash surrender value of $305,000.

(13)  RETIREMENT PLANS

      The Company maintains a defined contribution, 401(k), pension plan for substantially all its employees. Effective July 1, 1991, the Company revised the plan to provide for a match of employee contributions to the plan. The Company matches 25% of the employee's contribution up to 6% of compensation, as defined. Effective, January 1, 1995, the Company's match is invested solely in a fund which purchases the Company's Common Stock in the open market. Total Company contributions for the years ended June 30, 1995, 1994 and 1993 were $80,000, $94,000 and $93,000, respectively.

(14)  ACCRUED EXPENSES

      Accrued expenses consist of:
                                                  JUNE 30,
                                            1995              1994

            Accrued wages and vacation  $398,000        $1,260,000
            Reserve for product returns  298,000           600,000
            Accrued employee medical claims278,000         537,000
            Accrued Medicaid rebates     813,000           435,000
            Accrued restructuring costs  758,000                 -
            Current portion of royalty
            advance - RPR                400,000                 -
            Other                      1,100,000         1,406,000
                                      $4,045,000        $4,238,000

(15)  FOURTH QUARTER INFORMATION

      During the fourth quarter of the year ended June 30, 1994, the Company recorded a charge to operations for excess raw material (PEG) of $618,000.

(16)  SALES INFORMATION

      During the years ended June 30, 1995, 1994 and 1993, the Company had export sales of $2,105,000, $2,085,000, and $1,631,000, respectively.
      Sales to Europe represented $1,841,000, $1,957,000 and $1,346,000 during the years ended June 30, 1995, 1994 and 1993, respectively.

      Approximately  42%, 28% and 15% of the Company's  ADAGEN  sales  for  the
      years ended        June  30, 1995, 1994 and 1993, respectively, were made
      to Medicaid patients.

(17)  OTHER INCOME

      During the year ended June 30, 1995, the Company received approximately $645,000 for an insurance settlement related to ADAGEN that was destroyed in shipment.
                                     F-21
EXHIBIT INDEX

      Exhibit                                          Page
      NUMBERS     DESCRIPTION                        NUMBER

      10.17 Amendment to Employment Agreement with Peter G. Tombros dated
               as of May 15, 1995                        E1
      21.0  Subsidiaries of Registrant                   E2
      23.0  Consent of KPMG Peat Marwick LLP             E3
      23.1  Consent of Lerner, David, Littenberg, Krumholz & MentlikE4