Form 10-K/A
period 1995-06-30
ENZON INC
filed 1995-10-17
CIK 727510

October 17, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Attention:  Filing Desk

     Re:  Enzon, Inc.
          10K/A AMENDMENT TO 1995 ANNUAL REPORT ON FORM 10-K

Dear Sir or Madam:

          On behalf of Enzon, Inc. a Delaware corporation (the "Company"), we hereby submit electronically the 10K/A Amendment to the Company's Annual Report on Form 10-K, filed with the Commission on September 28, 1995.

          This 10K/A is being filed to include Exhibit 27.0, the Financial Data Schedule, which was inadvertently omitted from the original 10K filing.

          Manually executed signature pages have been executed prior to the time of this electronic filing and will be retained by the Company for five years.

          Please contact the undersigned at (212) 418-0636 at your earliest convenience with any questions you may have.

                                   Very truly yours,


                                   Kevin T. Collins

                                      SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ENZON, INC.


                                        /s/Kenneth J. Zuerblis
                                    By: Kenneth J. Zuerblis
                                        Vice  President, Finance
                                        (Principal Financial and
                                        Accounting Officer)




Dated: October 17, 1995