Form 10-Q
period 1995-09-30
ENZON INC
filed 1995-11-13
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended SEPTEMBER 30, 1995             Commission File No. 0-12957


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


Yes   X    No


The number of shares of common stock, $.01 par value, outstanding as of November 6, 1995 was 26,328,874 shares.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         ENZON, INC. AND SUBSIDIARIES
                    CONSOLIDATED  CONDENSED BALANCE SHEETS
September 30, 1995 and June 30, 1995

ASSETS                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                           September 30,   June 30,                                                      September 30,   June 30,
                          1995               1995                                                            1995          1995
                                                                                                             1994
                          (unaudited)          *                                                          (unaudited)        *
Current assets:                                        Current liabilities:
  Cash and cash            $6,629,128    $8,102,989       Accounts payable                               $1,654,326$1,561,968
equivalents                 2,152,920     2,362,277       Accrued expenses                                3,491,7524,045,302
  Accounts receivable         719,339       792,453       Other current liabilities due to Sanofi         1,312,829  1,312,829
  Inventories                 207,860       185,226    Winthrop
  Other current assets                                                                                    6,458,907    6,920,099
                                                              Total current liabilities
     Total current assets   9,709,247    11,442,945       Accrued rent                                    1,003,929    1,006,508
                                                          Unearned revenue - Rhone-Poulenc Rorer          2,851,914    2,955,841
                                                          Other liabilities                                   3,515
                                                                                                                           4,076
                                                                                                          3,859,358    3,966,425
Property and equipment     15,797,160    15,758,058    Commitments and contingencies
  Less accumulated
depreciation               10,464,914     9,968,024    Stockholders' equity:
    and amortization







                            5,332,246     5,790,034       Preferred stock-$.01 par value, authorized
                                                       3,000,000 shares;
Other assets:                                              issued and outstanding 109,000 shares at
  Investments                  78,616        78,616    September 30, 1995                                     1,0901,090
  Other assets, net            52,766        46,627        and June 30, 1995 (liquidation preference
  Patents, net              1,785,735     1,825,820    $25 per share
                                                           aggregating $2,725,000 at September 30,          263,289      263,289
                            1,917,117     1,951,063    1995)                                            111,740,179  111,494,180
                                                          Common stock-$.01 par value, authorized     (105,364,213)(103,461,041)
                                                       40,000,000 shares;
                                                            issued and outstanding 26,328,874 shares at
                                                       September 30,
                                                            1995 and June 30, 1995
                                                          Additional paid-in capital
                                                          Accumulated deficit
                                                       Total stockholders' equity                         6,640,345   8,297,518
Total assets              $16,958,610   $19,184,042    Total liabilities and stockholders' equity       $16,958,610  $19,184,042


*Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                Three Months Ended September 30, 1995 and 1994
(Unaudited)

                                                             Three months ended
                                                                  September 30,              September 30,
                                                             1995                                 1994
Revenues
   Sales                                                              $2,809,048                 $2,057,177
   Contract revenue                                                      116,500                  1,800,000
     Total revenues                                                    2,925,548                  3,857,177
Costs and expenses
   Cost of sales                                                         964,701                  950,559
   Research and development expenses                                   2,690,648                3,356,224
   Selling, general and administrative expenses                        1,271,970                  1,947,337
     Total costs and expenses                                          4,927,319                  6,254,120
       Operating loss                                                (2,001,771)                (2,396,943)
Other income (expense)
   Interest and dividend income                                          102,345                     45,746
   Interest expense                                                      (6,689)                     (2,770)
   Other                                                                   2,943                    646,346
                                                                          98,599                    689,322
      Net loss                                                      ($1,903,172)               ($1,707,621)
Net loss per common share                                              ($0.07)                      ($0.07)
Weighted average number of common
  shares outstanding during the period                                26,328,874                 24,724,569











The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Three Months Ended September 30, 1995 and 1994
(Unaudited)

                                                            Three months ended
                                                                  September 30,              September 30,
                                                                       1995                   1994
Cash flows from operating activities:
     Net loss                                                         ($1,903,172)           ($1,707,621)
     Adjustment for depreciation and amortization                          536,975               684,985
     Compensation expense for issuance of stock options                                          -31,535
     Reserve for shutdown of Enzon Labs Inc.                                   -                 (14,133)
     (Decrease) increase in accrued rent                                   (2,579)                49,325
     Decrease in royalty advance - RPR                                   (103,927)                -
     Changes in assets and liabilities                                      38,447              (954,418)
     Net cash used in operating activities                             (1,434,256)            (1,910,327)
Cash flows from investing activities:
     Capital expenditures                                                 (39,102)              (144,706)
     Net cash used in investing activities                                (39,102)              (144,706)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                   -                 1,020,523
     Principal payments of obligations under capital leases                  (503)                (6,241)
     Net cash (used in) provided by financing activities                     (503)              1,014,282
     Net decrease in cash and cash equivalents                         (1,473,861)             (1,040,751)
     Cash and cash equivalents at beginning of period                    8,102,989              5,731,461
     Cash and cash equivalents at end of period                         $6,629,128             $4,690,710













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

(2)  NET LOSS PER COMMON SHARE

      Net loss per common share is based on net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $55,000, for each of the three month periods ended September 30, 1995 and 1994, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and common stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

(3)  INVENTORIES

      The composition of inventories at September 30, 1995 and June 30, 1995 is as follows:

                                                          September 30,                    June 30,
                                                              1995                           1995
Raw materials                                               $339,000                       $398,000
Work in process                                              286,000                        134,000
Finished goods                                                94,000                        260,000
                                                            $719,000                       $792,000

(4)  CASH FLOW INFORMATION

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $7,000 and $1,000 for the three months ended September 30, 1995 and 1994, respectively. There were no income tax payments made for the three months ended September 30, 1995 and 1994. As part of the commission due to the real estate broker in connection with termination of the lease at 40 Kingsbridge Road, the Company issued 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share during the three months ended September 30, 1995. This transaction is a non-cash financing activity.

                         ENZON, INC. AND SUBSIDIARIES
        Notes To Consolidated Condensed Financial Statements, Continued
                                  (Unaudited)



(5)  NON-QUALIFIED STOCK OPTION PLAN

      During the three months ended September 30, 1995, the Company issued 262,000 stock options at an average exercise price of $3.50 under the Company's Non-Qualified Stock Option Plan (the "Plan"), of which 180,000 were granted to officers. None of the options granted during the period are exercisable as of September 30, 1995.

      During October 1995, the Company granted an additional 275,000 options to all non-officer employees at an exercise price of $3.38 per share. All options were issued at the fair market value of the underlying stock on the date of grant. The options were granted for the purpose of encouraging the employees to remain with the Company and to provide a performance incentive. The options generally require the employees to remain with the Company for two years, in order for the options to be exercisable.

(6)  RESTRUCTURING EXPENSE

      During the quarter ended March 31, 1995, the Company recorded a restructuring charge related to a workforce reduction and the termination of one of its facility leases. As of September 30, 1995 and June 30, 1995, approximately $118,000 and $758,000, respectively, of the restructuring charge was unpaid and recorded in accrued expenses in the Consolidated Condensed Balance Sheet. The decrease in the accrued restructuring expense during the three months ended September 30, 1995 was related to the payment of fees due the Company's real estate broker in connection with the termination of the lease. The Company anticipates that the unpaid restructuring charge will be settled prior to December 31, 1995.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

REVENUES. Revenues for the three months ended September 30, 1995 decreased by 24% to $2,926,000 as compared to $3,857,000 for the same period in 1994. The components of revenues are sales and contract revenues. Sales increased by 37% to $2,809,000 for the three months ended September 30, 1995 as compared to $2,057,000 for the same period in the prior year, due to an increase in patients receiving ADAGEN and increased ONCASPAR revenues from Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"). ADAGEN sales for the three months ended September 30, 1995 and 1994 were $2,175,000 and $1,916,000, respectively.
Contract revenue for the three months ended September 30, 1995 decreased by 94% to $117,000, as compared to $1,800,000 for the same period in 1994. Recorded in contract revenue in 1994 was a $1,800,000 payment from Bristol-Myers Squibb related to the exercise of an option under a license agreement for the Company's SCA protein technology. During the three months ended September 30, 1995 and 1994, the Company had export sales of $640,000 and $450,000, respectively.

COST OF SALES. Cost of sales, as a percentage of sales, decreased to 34% for the three months ended September 30, 1995 as compared to 46% for the same period in 1994. The decrease was due primarily to a reduction in the cost of ADAGEN. The decrease in the cost of ADAGEN was due to the elimination of certain inefficiencies in the filling process experienced during the prior year.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 1995 decreased by 20% to $2,691,000 from $3,356,000 for the same period in 1994. This decrease was primarily due to (i) reductions in personnel, principally in the clinical and scientific administration areas, and related costs, such as payroll taxes and benefits, (ii) decreased research facilities and occupancy costs, and (iii) other cost containment measures taken by the Company. The decreases in research facility and occupancy costs were related to the termination of one of the Company's long-term facility leases and the resulting consolidation of its operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 1995 decreased by 35% to $1,272,000 from $1,947,000 for the same period in 1994. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits, (ii) a reduction in facility and occupancy costs and (iii) other cost containment measures taken by the Company.

OTHER INCOME/EXPENSE. Other income/expense decreased by $590,000 to $99,000 for the three months ended September 30, 1995 as compared to $689,000 for the same period last year. The decrease in other income-expense for the three months ended September 30, 1995 was attributable to the one-time insurance payment recorded in the prior year which was offset, in part, by an increase in interest income. The increase in interest income was due to an increase in interest bearing investments during the quarter ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Enzon  had  $6,629,000  in cash and cash equivalents as of September  30,
1995.   The Company invests its  excess  cash  in  a  portfolio  of  high-grade marketable securities and United States government-backed securities.

      The Company's cash reserves, as of September 30, 1995, decreased by $1,474,000 from June 30, 1995. The decrease in cash reserves was principally caused by the funding of operations.

      The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of $3,500,000 in advance royalties, which was received in January 1995. Royalties due under the revised agreement will be offset against a credit of $5,970,000, which represents the royalty advances plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement.

      The Company's agreement with Sanofi Winthrop Inc. ("Sanofi"), formerly Sterling Winthrop, Inc., and the Eastman Kodak Company ("Kodak"), requires a credit to Sanofi for monies not expended for the development of PEG-SOD under the Company's March 1987 stock purchase agreement with Kodak, pursuant to which Kodak advanced the Company $9,000,000 to fund all activities to obtain FDA approval for this product and purchased 2,000,000 shares of the Company's Common Stock for $6,000,000. The Company believes that under the agreement, Sanofi may only apply the credit, shown as a current liability in the consolidated condensed balance sheet, against the purchase of clinical supplies and the Company has no other obligation to repay the credit to Sanofi. Sanofi has notified the Company that it does not require future clinical supplies from the Company and, therefore, the Company has no further obligation under the agreement to supply PEG-SOD to Sanofi.

      As of September 30, 1995, 940,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") had been converted into 3,093,411 shares of Common Stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of September 30, 1995, there were $1,204,000 of accrued and unpaid dividends on the Series A Preferred Stock. Dividends accrue on the outstanding Series A Preferred Stock at the rate of $218,000 per year.

      To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Management believes that its current sources of liquidity will be sufficient to meet its anticipated cash requirements through at least fiscal year end 1996.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                 Page Number or
                                                                                                Incorporation BY
       Exhibit                                                                                      REFERENCE
       NUMBER           DESCRIPTION
                 1.1 Form of Third Amended and Restated Purchase Agreement by and between
                     the Company and Susquehanna Brokerage Services, Inc. dated as of June                   ##(1.1)
                     24, 1994
                 4.0 Certificate of Designation for the Series A Cumulative Convertible
                     Preferred Stock filed with the Secretary of State of Delaware                            *(4.0)
                10.0 Employment Agreement dated March 25, 1994 with Peter G. Tombros                        #(10.17)
                10.1 Termination Agreement and General Release dated May 17, 1994 with                     ###(10.3)
                     Edward Ehrenberg
                10.2 Form of Change of Control Agreements dated as of January 20, 1995
                     entered  into with the Company's Executive Officers                                     ~(10.2)
                10.3 Lease - 300-C Corporate Court, South Plainfield, New Jersey
                                                                                                           ***(10.3)
                10.4 Modification of Lease - 300-C Corporate Court, South Plainfield New
                     Jersey                                                                                 ++(10.3)
                10.5 Lease Termination Agreement dated March 31, 1995 for 20 Kingsbridge
                     Road and 40 Kingsbridge Road, Piscataway, New Jersey                                    ~(10.6)
                10.6 Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
                     Piscataway, New Jersey                                                                  ~(10.7)
                10.7 Lease - 20 Kingsbridge Road, Piscataway, New Jersey                                     ~(10.8)
                10.8 Form of Lease - 40 Cragwood Road, South Plainfield, New Jersey                       ****(10.9)
                10.9 Lease 300A-B Corporate Court, South Plainfield, New Jersey                              (10.10)
               10.10 Stock Purchase Agreement dated March 5, 1987 between the Company and
                     Eastman Kodak Company                                                                ****(10.7)
               10.11 Amendment dated June 19, 1989 to Stock Purchase Agreement between the
                     Company and Eastman Kodak Company                                                     **(10.10)
               10.12 Form of Stock Purchase Agreement between the Company and the purchasers
                     of the Series A Cumulative Convertible Preferred Stock                                 +(10.11)
               10.13 Amendment to License Agreement and Revised License Agreement between
                     the Company and RCT dated April 25, 1985                                              +++(10.5)
               10.14 Amendment dated as of May 3, 1989 to Revised License Agreement dated
                     April 25, 1985 between the Company and Research Corporation                           **(10.14)
               10.15 License Agreement dated September 7, 1989 between the Company and
                     Research Corporation Technologies, Inc.                                               **(10.15)
               10.16 Master Lease Agreement and Purchase Leaseback Agreement dated October
                     28, 1994 between the Company and Comdisco, Inc.                                     ####(10.16)
               10.17 Amendment dated as of May 15, 1995 to Employment Agreement with Peter                 ~~(10.17)
                     G. Tombros
                27.0 Financial Data Schedule                                                                     E-1



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

#### Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference thereto.

~ Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.
~~ Previously filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference thereto.

      (b)   Reports on Form 8-K

            None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ENZON, INC.
                                                            (Registrant)



Date: November 13, 1995                         By:/S/   PETER G. TOMBROS

                                                Peter G. Tombros
                                                President and Chief Executive
                                                Officer



                                                By:/S/ KENNETH J. ZUERBLIS

                                                Kenneth J. Zuerblis
                                                Vice President, Finance
                                                (Principal Financial
                                                and Accounting Officer)