Form 10-Q
period 1995-12-31
ENZON INC
filed 1996-02-14
CIK 727510

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                            FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended DECEMBER 31, 1995             Commission File No. 0-12957


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


Yes   X    No


The number of shares of common stock, $.01 par value, outstanding as of February 7, 1996 was 27,428,946 shares.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         ENZON, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    December 31, 1995 and June 30, 1995

ASSETS                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                      December 31,    June 30,                                                   December 31,    June 30,
                          1995          1995                                                        1995         1995
                       (unaudited)          *                                                   (unaudited)        *
Current assets:                                        Current liabilities:
  Cash and cash       $5,309,045    $8,102,989       Accounts payable                           $2,483,176       $1,561,968
equivalents            2,775,147     2,362,277       Accrued expenses                            3,414,892        4,045,302
  Accounts receivable  1,053,829       792,453       Other current liabilities due to Sanofi       -              1,312,829
  Inventories            282,160       185,226          Winthrop
  Other current assets                                        Total current liabilities          5,898,068        6,920,099

  Total current assets 9,420,181    11,442,945       Accrued rent                                1,001,350        1,006,508
                                                          Royalty advance - RPR                  2,747,986        2,955,841
                                                          Other liabilities                          2,937            4,076
                                                                                                 3,752,273        3,966,425
Property and equipment  15,806,365  15,758,058    Commitments and contingencies
  Less accumulated
depreciation            10,948,825   9,968,024    Stockholders' equity:
    and amortization

                         4,857,540   5,790,034      Preferred stock-$.01 par value, authorized
                                                       3,000,000 shares;
Other assets:                                          issued and outstanding 109,000 shares at
  Investments                  78,616        78,616    December 31, 1995 and June 30, 1995
  Other assets, net            55,952        46,627    (liquidation preference $25 per share
  Patents, net              1,745,650     1,825,820     aggregating $2,725,000
                            1,880,218     1,951,063     at December 31, 1995)                       1,090        1,090

                                                      Common Stock-$.01 par value, authorized
                                                        40,000 shares; issued and outstanding
                                                        26,328,874 shares at December 31,
                                                        1995 and June 30, 1995                    263,289      263,289
                                                          Additional paid-in capital          111,740,179  111,494,180
                                                          Accumulated deficit                (105,496,960)(103,461,041)

                                                       Total stockholders' equity               6,507,598    8,297,518
Total assets              $16,157,939   $19,184,042    Total liabilities and
                                                                 stockholders' equity         $16,157,939  $19,184,042

*Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.


                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         Three Months and Six Months Ended December 31, 1995 and 1994
(Unaudited)



                                           Three months ended                        Six months ended
                                       December 31,       December 31,      December 31,        December 31,
                                        1995                 1994              1995            1994
Revenues
   Sales                              $2,541,976         $2,102,147        $5,351,024           $4,159,324
   Contract revenue                      788,236            100,000           904,736            1,900,000
     Total revenues                    3,330,212          2,202,147         6,255,760            6,059,324
Costs and expenses
   Cost of sales                       1,063,637            436,667         2,028,338            1,387,226
   Research and development expenses   2,390,822          3,402,126         5,081,470            6,758,350
   Selling, general and administrative 1,404,350          1,872,380         2,676,320            3,819,717
expenses
     Total costs and expenses          4,858,809          5,711,173         9,786,128           11,965,293
       Operating loss                 (1,528,597)        (3,509,026)       (3,530,368)          (5,905,969)
Other income (expense)
   Interest and dividend income           81,734             42,999           184,079               88,745
   Interest expense                       (4,263)              (818)         (10,952)               (3,588)
   Other                               1,318,379             39,238         1,321,322              685,584
                                       1,395,850             81,419         1,494,449              770,741
      Net loss                         ($132,747)       ($3,427,607)      ($2,035,919)         ($5,135,228)
Net loss per common share                 ($0.01)            $(0.14)           ($0.08)              ($0.21)

Weighted average number of common
  shares outstanding
   during the period                  26,328,874         25,156,485        26,328,874           24,940,527









The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Six Months Ended December 31, 1995 and 1994
(Unaudited)

                                                         Six months ended
                                                     December 31,    December 31,
                                                         1995            1994
Cash flows from operating activities:
     Net loss                                      ($2,035,919)        ($5,135,228)
     Adjustment for decrease in liability recognized
pursuant to Sanofi Winthrop Agreement               (1,312,829)            -

     Adjustment for depreciation and amortization    1,060,971           1,314,897

     Compensation expense for issuance of stock options  -                  31,535
   Reserve for shutdown of Enzon Labs Inc.               -                (75,601)
     Gain on retirement of equipment                     -                (37,968)
     (Decrease) increase in accrued rent                (5,158)            98,650
     Decrease in royalty advance - RPR                (207,855)              -
     Changes in assets and liabilities                (243,836)         (1,285,428)

     Net cash used in operating activities          (2,744,626)         (5,089,143)

Cash flows from investing activities:
     Capital expenditures                              (48,307)           (211,321)
     Proceeds from sale of equipment                       -               830,225
     Proceeds from cash surrender value of
officers' life insurance                                   -               373,186
       insurance
     Net cash (used in) provided by
         investing activities                          (48,307)            992,090
Cash flows from financing activities:
     Proceeds from issuance of common stock                -             1,733,042
     Principal payments of obligations
      under capital leases                              (1,011)            (12,712)

     Net cash (used in) provided by
        financing activities                            (1,011           1,720,330
     Net decrease in cash and cash equivalents      (2,793,944)         (2,376,723)
     Cash and cash equivalents at beginning
        of period                                    8,102,989           5,731,461
     Cash and cash equivalents at end of period     $5,309,045          $3,354,738



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

(2)  NET LOSS PER COMMON SHARE

      Net loss per common share is based on net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $109,000 for the six months ended December 31, 1995 and 1994, and $55,000 for the three months ended December 31, 1995 and 1994, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and common stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations. The total number of shares issued to former shareholders of Enzon Labs Inc. (formerly known as Genex Corporation), which was acquired on October 31, 1991, have been included in the weighted average number of outstanding shares, as if all shares had been issued on October 31, 1991, the date of acquisition.

(3)  INVENTORIES

      The composition of inventories at December 31, 1995 and June 30, 1995 is as follows:

                               December 31,          June 30,

                                 1995                 1995

      Raw materials               $467,000          $398,000
      Work in process              459,000           134,000
      Finished goods               128,000           260,000
                                $1,054,000          $792,000

(4)  CASH FLOW INFORMATION

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $11,000 and $1,000 for the six months ended December 31, 1995 and 1994, respectively. There were no income tax payments made for the six months ended December 31, 1995 and 1994. As part of the commission due to the real estate broker in connection with the termination of the lease at 40 Kingsbridge Road, the Company issued 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share during the six months ended December 31, 1995. This transaction is a non-cash financing activity.




                         ENZON, INC. AND SUBSIDIARIES
        Notes To Consolidated Condensed Financial Statements, Continued
                                  (Unaudited)


(5)  NON-QUALIFIED STOCK OPTION PLAN

      During the six months ended December 31, 1995, the Company issued 550,000 stock options at an average exercise price of $3.42 under the Company's Non-Qualified Stock Option Plan (the "Plan"), of which 180,000 were granted to executive officers of the Company. None of the options granted during the period are exercisable as of December 31, 1995. All options were granted with exercise prices that equalled or exceeded the fair market value of the underlying stock on the date of grant.

      On December 5, 1995, the stockholders voted to amend the Plan to increase the number of shares reserved for issuance to 6,200,000.

(6)  RESTRUCTURING EXPENSE

      During the quarter ended March 31, 1995, the Company recorded a restructuring charge related to a workforce reduction and the termination of one of its facility leases. As of June 30, 1995, approximately $758,000 of the restructuring charge was unpaid and recorded in accrued expenses in the Consolidated Condensed Balance Sheet. During the six months ended December 31, 1995, the Company paid the remaining $758,000, the majority of which represented fees due the Company's real estate broker in connection with the termination of the lease.

(7)  OTHER INCOME

      During the quarter ended December 31, 1995, the Company recognized as other income approximately $1,313,000, representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi"). During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has reversed the amount due Sanofi previously recorded as a current liability.

(8)  SUBSEQUENT EVENT

      On January 31, 1996, the Company completed a private placement (the "Private Placement") of Common Stock and Series B Convertible Preferred Stock ("Convertible Preferred Stock"), resulting in gross proceeds of $7,000,000, with an institutional investor pursuant to Regulation D of the Securities Act of 1933, as amended. The Company issued 1,094,890 shares of Common Stock for $3,000,000, raising the outstanding common shares to 27,423,764 and 40,000 shares of Convertible Preferred Stock for $4,000,000. The Company also issued five-year warrants (the "Warrants") to purchase 638,686 shares of Common Stock at $4.11 per share. The Convertible Preferred Stock is convertible commencing 70 days after issuance. The conversion price for the Convertible Preferred Stock is 80% of the market price for the five consecutive trading days ending one trading day prior to the date of the conversion notice and the stated value is $100 per share. The Convertible Preferred Stock will not pay a dividend. In connection with the Private Placement, the Company agreed to register on a Registration Statement on Form S-3 the Common Stock issued, the shares of Common Stock underlying the Convertible Preferred Stock, the shares of Common Stock underlying the Warrants and certain shares of Common Stock issuable in the event the Company does not comply with certain of its obligations under the agreements. The issuance of the Private Placement stock and warrants would not have changed the net loss per common share reported for the three and six months ended December 31, 1995.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 VS. THREE MONTHS ENDED DECEMBER 31, 1994

REVENUES. Revenues for the three months ended December 31, 1995 increased by 51% to $3,330,000 as compared to $2,202,000 for the same period in 1994. The components of revenues are sales and contract revenues. Sales increased by 21% to $2,542,000 for the three months ended December 31, 1995 as compared to $2,102,000 for the same period in the prior year, due to increased revenues from ONCASPAR, which is marketed in the U.S. by Rhone-Poulenc Rorer
Pharmaceuticals, Inc. ("RPR"). ADAGEN sales for the three months ended December 31, 1995 and 1994 were $2,039,000 and $2,094,000, respectively.
Contract revenue for the three months ended December 31, 1995 increased to $788,000, as compared to $100,000 for the same period in 1994. The increase was principally due to a payment received in connection with the signing of a worldwide non-exclusive licensing agreement with RPR for the Company's Single-Chain Antigen-Binding ("SCA") protein technology during the three months ended December 31, 1995. During the three months ended December 31, 1995 and 1994, the Company had export sales of $491,000 and $549,000, respectively. Sales in Europe were $429,000 and $466,000 for the three months ended December 31, 1995 and 1994, respectively.

COST OF SALES. Cost of sales, as a percentage of sales, increased to 42% for the three months ended December 31, 1995 as compared to 21% for the same period in 1994. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material, as well as an increase in the charge recorded for the three months ended December 31, 1995 for idle capacity at the Company's manufacturing facility. During the quarter ended December 31, 1995, the Company utilized approximately 21% of its manufacturing capacity for the production of its approved products.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended December 31, 1995 decreased by 30% to $2,391,000 from $3,402,000 for the same period in 1994. This decrease was primarily due to (i) reductions in personnel, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits, (ii) decreased research facilities and occupancy costs, and (iii) other cost containment measures taken by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended December 31, 1995 decreased by 25% to $1,404,000 from $1,872,000 for the same period in 1994. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits, (ii) a reduction in facility and occupancy costs, and (iii) other cost containment measures taken by the Company.

OTHER INCOME/EXPENSE. Other income/expense increased by $1,314,000 to $1,396,000 for the three months ended December 31, 1995 as compared to $81,000 for the same period last year. The increase was due principally to the recognition as other income of approximately $1,313,000 representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi"). During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has recognized as other income the amount due Sanofi previously recorded as a current liability.


SIX MONTHS ENDED DECEMBER 31, 1995 VS. SIX MONTHS ENDED DECEMBER 31, 1994

REVENUES. Revenues for the six months ended December 31, 1995 increased by 3% to $6,256,000 as compared to $6,059,000 for the same period in 1994. The components of revenues are sales and contract revenues. Sales increased by 29% to $5,351,000 for the six months ended December 31, 1995 as compared to $4,159,000 for the same period in the prior year, due to increased ONCASPAR revenues from RPR and an increase in ADAGEN sales resulting from an increase in patients receiving ADAGEN. ADAGEN sales for the six months ended December 31, 1995 and 1994 were $4,214,000 and $4,009,000, respectively. Contract revenue for the six months ended December 31, 1995 decreased by 52% to $905,000, as compared to $1,900,000 for the same period in 1994. The decrease was principally due to a payment of $1,800,000 recorded during the six months ended December 31, 1994 from Bristol-Myers Squibb related to the exercise of its option under an agreement dated September 1993, to acquire a worldwide non-exclusive license for all therapeutic indications for the Company's SCA protein technology. This decrease was offset in part by a worldwide non-exclusive license for the Company's SCA protein technology signed with RPR in 1995. During the six months ended December 31, 1995 and 1994, the Company had export sales of $1,131,000 and $999,000, respectively. Sales in Europe were $983,000 and $871,000 for the six months ended December 31, 1995 and 1994, respectively.

COST OF SALES. Cost of sales, as a percentage of sales, increased to 38% for the six months ended December 31, 1995 as compared to 33% for the same period in 1994. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material, as well as an increase in the charge recorded for the six months ended December 31, 1995 for idle capacity at the Company's manufacturing facility. This increase was offset in part by a decrease in cost of sales as a percentage of sales for the Company's product ADAGEN. ADAGEN's margins improved during the six months ended December 31, 1995, due to the elimination of inefficiencies experienced in the filling process during the previous year.

RESEARCH AND DEVELOPMENT. Research and development expenses for the six months ended December 31, 1995 decreased by 25% to $5,081,000 from $6,758,000 for the same period in 1994. This decrease was primarily due to (i) reductions in personnel, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits, (ii) decreased research facilities and occupancy costs, and (iii) other cost containment measures taken by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended December 31, 1995 decreased by 30% to $2,676,000 from $3,820,000 for the same period in 1994. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits, (ii) a reduction in facility and occupancy costs, and (iii) other cost containment measures taken by the Company.

OTHER INCOME/EXPENSE. Other income/expense increased by $724,000 to $1,494,000 for the six months ended December 31, 1995 as compared to $771,000 for the same period last year. The increase was due principally to the recognition as other income of approximately $1,313,000 representing the unused portion of an advance received under a development and license agreement with Sanofi. During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has recognized as other income the amount due Sanofi previously recorded as a current liability. Other income/expense in the prior year principally consisted of a one-time insurance payment recorded in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      Enzon had $5,309,000 in cash and cash  equivalents  as  of  December  31,
1995.   The  Company  invests  its  excess  cash  in  a portfolio of high-grade marketable securities and United States government-backed securities.

      The Company's cash reserves, as of December 31, 1995, decreased by $2,794,000 from June 30, 1995. The decrease in cash reserves was caused by the funding of operations.

      The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received in January 1995. Royalties due under the revised agreement will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement.

      As of December 31, 1995, 940,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") had been converted into 3,093,411 shares of Common Stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of December 31, 1995, there were $1,258,000 of accrued and unpaid dividends on the Series A Preferred Stock. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Stock at the rate of $218,000 per year.

      To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, the proceeds of the Company's private placement of Common Stock and Series B Convertible Preferred Stock described below, sales of its products for research purposes and license fees. Management believes that its current sources of liquidity will be sufficient to meet its anticipated cash requirements, based on current spending levels, for approximately the next two years.

      On January 31, 1996, the Company completed a private placement of Common Stock and Series B Convertible Preferred Stock ("Convertible Preferred Stock"), resulting in gross proceeds of $7,000,000, with an institutional investor pursuant to Regulation D of the Securities Act of 1933, as amended. The Company issued 1,094,890 shares of Common Stock for $3,000,000, and 40,000 shares of Convertible Preferred Stock for $4,000,000. The Company also issued five-year warrants to purchase 638,686 shares of Common Stock at $4.11 per share. The Convertible Preferred Stock is convertible commencing 70 days after issuance. The conversion price for the Convertible Preferred Stock is 80% of the market price for the five consecutive trading days ending one trading day prior to the date of the conversion notice and the stated value is $100 per share. The Convertible Preferred Stock will not pay a dividend.

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



PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) An annual meeting of stockholders was held on December 5, 1995.

   (b) The directors elected at the annual meeting were Dr. Abraham Abuchowski and Robert LeBuhn. The term of office as a director for each of Peter
       G. Tombros, Dr. Rosina B. Dixon, A.M. "Don" MacKinnon and Randy H. Thurman continued after the annual meeting.

   (c) The matters voted upon at the annual meeting and the results of the voting are set forth below. Brokers' non-votes were not applicable.

       (i) The stockholders voted 21,603,414 shares in favor and withheld 1,183,197 votes with respect to the election of Dr. Abraham Abuchowski as a Class III director of the Company and 21,678,974 shares in favor and withheld 1,107,637 votes with respect to the election of Robert LeBuhn as a Class III director of the Company.

       (ii)The stockholders voted 18,301,163 shares in favor, 4,276,606 against and 208,842 abstained with respect to a proposal to increase the number of shares of Common Stock authorized for issuance under the Company's Non-Qualified Stock Option Plan, as amended, from 5,000,000 to 6,200,000.

       (iii)The stockholders voted 22,422,767 shares in favor, 183,628 against and 180,216 abstained with respect to a proposal to ratify the selection of KPMG Peat Marwick LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 1996.

ITEM 6. EXHIBIT  AND REPORTS ON FORM 8-K

   (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit                                                                    Page Number
Number        Description                                                       or
                                                                          Incorporation
                                                                          By Reference
3(i)      Certificate of Incorporation, as amended                <diamond-suit>
3(ii)     By-laws, as amended                                             *(4.2)
10.0      Employment Agreement dated March 25, 1994
               with Peter G. Tombros                                     #(10.17)
10.1      Form of Change of Control Agreements dated as of
          January 20, 1995 entered into with the Company's
            Chief Executive Officers                                    ^(10.2)
10.2      Lease - 300-C Corporate cout, South
            Plainfield, New Jersey                                    ***(10.3)
10.3      Modification of Lease - 300-C Corporate Court, South
            Plainfield New Jersey                                      ++(10.3)
10.4      Lease Termination Agreement dated March 31, 1995 for
            20 Kingsbridge Road and 40 Kingsbridge Road,
            Piscataway, New Jersey                                     ^(10.6)
10.5      Option Agreement dated April 1, 1995 regarding 20
            Kingsbridge Road, Piscataway, New Jersey                   ^(10.7)
10.6      Form of Lease - 40 Cragwood Road, South Plainfield,
            New Jersey                                              ****(10.9)
10.7      Lease 300A-B Corporate Court, South Plainfield, New Jersey +++(10.10)
10.8      Stock Purchase Agreement dated March 5, 1987
              between the Company and Eastman Kodak Company          ****(10.7)
10.9     Amendment dated June 19, 1989 to Stock Purchase
              Agreement between the Company and Eastman Kodak Company  **(10.10)
10.10     Form of Stock Purchase Agreement between the Company and
            the purchasers of the Series A Cumulative Convertible
                  Preferred Stock                                      +(10.11)
10.11     Amendment to License Agreement and Revised License Agreement
             between the Company and RCT dated April 25, 1985       ++++(10.5)
10.12     Amendment dated as of May 3, 1989 to Revised License
             Agreement dated April 25, 1985 betwee the Company
            and Research Corporation                                  **(10.14)
10.13     License Agreement dated September 7, 1989 between the
            Company and Research Corporation Technologies, Inc.       **(10.15)
10.14    Master Lease Agreement and Purchase Leaseback Agreement dated
           October 28, 1994 between the Company and Comdisco, Inc.   ###(10.16)
10.15     Amendment dated as of May 15, 1995 to Employment Agreement
            with  Peter G. Tombros                                   ^^(10.17)
10.16     Stock Purchase Agreement dated as of June 30, 1995        <diamond-suit)
10.17    Securities Purchase Agreement dated as of January 31, 1996 <diamond-suit)
10.18    Registration Rights Agreements dated as of January 31, 1996<diamond-suit)
10.19    Warrants dated as of February 7, 1996 and issued pursuant to the  (diamond-suit)
           Securities Purchase Agreement dated as of January 31, 1996  (diamond-suit)
27.0     Financial Data Schedule                                    (diamond-suit)

<diamond-suit>Filed herewith.

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

++++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 and incorporated herein by reference thereto.

# Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 5, 1994 and incorporated herein by reference thereto.

## Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 33-80790) and incorporated herein by reference thereto.

### Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference thereto.

^ Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference thereto.

   (b) Reports on Form 8-K

       On October 27, 1995 the Company filed a Current Report on Form 8-K dated October 19, 1995 regarding the results of Phase III clinical trials for PEG-SOD.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENZON, INC.
                              (Registrant)



Date: February 13, 1996       By: /S/PETER G. TOMBROS
                              Peter G. Tombros
                              President and Chief Executive
                               Officer



                              By: /S/KENNETH J. ZUERBLIS
                              Kenneth J. Zuerblis
                              Vice President, Finance and
                               Chief Financial Officer