Form 10-Q/A
period 1995-12-31
ENZON INC
filed 1996-02-26
CIK 727510

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
                    December 31, 1995 and June 30, 1995

ASSETS                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                      December 31,    June 30,                                                   December 31,    June 30,
                          1995          1995                                                        1995         1995
                       (unaudited)          *                                                   (unaudited)        *
Current assets:                                        Current liabilities:
  Cash and cash                                      Accounts payable                           $2,483,176       $1,561,968
equivalents           $5,309,045    $8,102.989       Accrued expenses                            3,414,892        4,045,302
  Accounts receivable  2,775,147     2,362,277       Other current liabilities due to Sanofi       -              1,312,829
  Inventories          1,053,829       729,453          Winthrop
  Other current assets   282,160       185,226                Total current liabilities          5,898,068        6,920,099

  Total current assets 9,420,181    11,442,945       Accrued rent                                1,001,350        1,006,508
                                                          Royalty advance - RPR                  2,747,986        2,955,841
                                                          Other liabilities                          2,937            4,076
                                                                                                 3,752,273        3,966,425
Property and equipment  15,806,365  15,758,058    Commitments and contingencies
  Less accumulated
depreciation                                      Stockholders' equity:
    and amortization    10,948,825   9,968,024

                         4,857,540   5,790,034      Preferred stock-$.01 par value, authorized
                                                       3,000,000 shares;
Other assets:                                          issued and outstanding 109,000 shares at
  Investments                  78,616        78,616    December 31, 1995 and June 30, 1995
  Other assets, net            55,952        46,627    (liquidation preference $25 per share
  Patents, net              1,745,650     1,825,820     aggregating $2,725,000
                            1,880,218     1,951,063     at December 31, 1995)                       1,090        1,090

                                                      Common Stock-$.01 par value, authorized
                                                        40,000 shares; issued and outstanding
                                                        26,328,874 shares at December 31,
                                                        1995 and June 30, 1995                    263,289      263,289
                                                          Additional paid-in capital          111,740,179  111,494,180
                                                          Accumulated deficit                (105,496,960)(103,461,041)

                                                       Total stockholders' equity               6,507,598    8,297,518
Total assets              $16,157,939   $19,184,042    Total liabilities and
                                                                 stockholders' equity         $16,157,939  $19,184,042

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

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Six Months Ended December 31, 1995 and 1994
(Unaudited)

                                                         Six months ended
                                                     December 31,    December 31,
                                                         1995            1994
Cash flows from operating activities:
     Net loss                                      ($2,035,919)        ($5,135,228)
     Adjustment for decrease in liability recognized
pursuant to Sanofi Winthrop Agreement               (1,312,829)            -

     Adjustment for depreciation and amortization    1,060,971           1,314,897

     Compensation expense for issuance of stock options  -                  31,535
   Reserve for shutdown of Enzon Labs Inc.               -                 (75,601)
     Gain on retirement of equipment                     -                 (37,968)
     (Decrease) increase in accrued rent                (5,158)             98,650
     Decrease in royalty advance - RPR                (207,855)              -
     Changes in assets and liabilities                (243,836)         (1,285,428)

     Net cash used in operating activities          (2,744,626)         (5,089,143)

Cash flows from investing activities:
     Capital expenditures                              (48,307)           (211,321)
     Proceeds from sale of equipment                       -               830,225
     Proceeds from cash surrender value of
officers' life insurance                                   -               373,186
     Net cash (used in) provided by
         investing activities                          (48,307)            992,090
Cash flows from financing activities:
     Proceeds from issuance of common stock                -             1,733,042
     Principal payments of obligations
      under capital leases                              (1,011)            (12,712)

     Net cash (used in) provided by
        financing activities                            (1,011)          1,720,330
     Net decrease in cash and cash equivalents      (2,793,944)         (2,376,723)
     Cash and cash equivalents at beginning
        of period                                    8,102,989           5,731,461
     Cash and cash equivalents at end of period     $5,309,045          $3,354,738



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

                                  ENZON, INC.
                                  (Registrant)



Date:  February 23, 1996          By:/s/_____________________
                                     Peter G. Tombros
                                     President and Chief Executive
                                       Officer



                                  By:/s/______________________
                                     Kenneth J. Zuerblis
                                     Vice President, Finance and
                                     Chief Executive Officer