Form 10-Q/A
period 1995-12-31
ENZON INC
filed 1996-05-06
CIK 727510

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                           FORM 10-Q/A2


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

REVENUES. Revenues for the three months ended December 31, 1995 increased by 51% to $3,330,000 as compared to $2,202,000 for the same period in 1994. The components of revenues are sales and contract revenues. Sales increased by 21% to $2,542,000 for the three months ended December 31, 1995 as compared to $2,102,000 for the same period in the prior year, due to increased revenues from ONCASPAR (registered trademark), which is marketed in the U.S. by Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"). ADAGEN (registered trademark) sales for the three months ended December 31, 1995 and 1994 were $2,039,000 and $2,094,000, respectively. Contract revenue for the three months ended December 31, 1995 increased to $788,000, as compared to $100,000 for the same period in 1994. The increase was principally due to a payment received in connection with the signing of a worldwide non-exclusive licensing agreement with RPR for the Company's Single-Chain Antigen-Binding ("SCA" (registered trademark)) protein technology during the three months ended December 31, 1995. During the three months ended December 31, 1995 and 1994, the Company had export sales of $491,000 and $549,000, respectively. Sales in Europe were $429,000 and $466,000 for the three months ended December 31, 1995 and 1994, respectively.

COST OF SALES. Cost of sales, as a percentage of sales, increased to 42% for the three months ended December 31, 1995 as compared to 21% for the same period in 1994. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material, as well as an increase in the charge recorded for the three months ended December 31, 1995 for idle capacity at the Company's manufacturing facility. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the Company's long-term supply agreement, the Company does not consider such losses probable, nor is the amount of any loss which may be incurred in the future presently estimatable due to a number of factors, including but not limited to potential increased demand for ONCASPAR by RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond present levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment. During the quarter ended December 31, 1995, the Company utilized approximately 21% of its manufacturing capacity for the production of its approved products.

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

OTHER INCOME/EXPENSE. Other income/expense increased by $1,314,000 to $1,396,000 for the three months ended December 31, 1995 as compared to $81,000 for the same period last year. The increase was due principally to the recognition as other income of approximately $1,313,000 representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi"). During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec (trademark)) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has recognized as other income the amount due Sanofi previously recorded as a current liability.

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

COST OF SALES. Cost of sales, as a percentage of sales, increased to 38% for the six months ended December 31, 1995 as compared to 33% for the same period in 1994. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material, as well as an increase in the charge recorded for the six months ended December 31, 1995 for idle capacity at the Company's manufacturing facility. This increase was offset in part by a decrease in cost of sales as a percentage of sales for the Company's product ADAGEN. ADAGEN's margins improved during the six months ended December 31, 1995, due to the elimination of inefficiencies experienced in the filling process during the previous year. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the Company's long-term supply agreement, the Company does not consider such losses probable, nor is the amount of any loss which may be incurred in the future presently estimatable due to a number of factors, including but not limited to potential increased demand for ONCASPAR by RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond present levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment.

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

                                                      ENZON, INC.
                                                      (Registrant)



Date: May 6, 1996                   By:/s/KENNETH J. ZUERBLIS
                                    Kenneth J. Zuerblis
                                    Vice President, Finance and
                                    Chief Financial Officer