Form 10-Q/A
period 1995-12-31
ENZON INC
filed 1996-05-10
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                           FORM 10-Q/A3


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
December 31, 1995 and June 30, 1995

ASSETS                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                           December 31,    June 30,                                                      December 31,    June 30,
                          1995               1995                                                            1995          1995

                          (unaudited)          *                                                          (unaudited)        *
Current assets:                                        Current liabilities:
  Cash and cash            $5,309,045    $8,102,989       Accounts payable                               $2,483,176    $1,561,968
equivalents                 2,775,147     2,362,277       Accrued expenses                                3,414,892     4,045,302
  Accounts receivable         893,590       792,453       Other current liabilities due to Sanofi            -          1,312,829
  Inventories                 282,160       185,226    Winthrop
  Other current assets
                                                       Total current liabilities                          5,898,068     6,920,099

     Total current assets   9,259,942    11,442,945       Accrued rent                                    1,001,350     1,006,508
                                                          Royalty advance - RPR                           2,747,986     2,955,841
                                                          Other liabilities                                   2,937         4,076

                                                                                                          3,752,273     3,966,425
Property and equipment     15,806,365    15,758,058    Commitments and contingencies
  Less accumulated
depreciation               10,948,825     9,968,024    Stockholders' equity:
    and amortization







                            4,857,540     5,790,034       Preferred stock-$.01 par value, authorized
                                                          3,000,000 shares; issued and outstanding
Other assets:                                             109,000 shares at December 31, 1995 and June
  Investments                  78,616        78,616       and June 30, 1995 (liquidation
  Other assets, net            55,952        46,627       preference $25 per share aggregating
  Patents, net              1,745,650     1,825,820       aggregating $2,725,000 at December 31, 1995)           1,090        1,090
                            1,880,218     1,951,063       Common stock-$.01 par value, authorized
                                                          40,000,000 shares; issued and outstanding
                                                          26,328,874 shares at December 31, 1995
                                                          1995 and June 30, 1995                               263.289      263,289
                                                          Additional paid-in capital                       111,740,179  111,494,180
                                                          Accumulated deficit                             (105,657,199)(103,461,041)

                                                       Total stockholders' equity                            6,347,359    8,297,518
Total assets              $15,997,700   $19,184,042    Total liabilities and stockholders' equity          $15,997,700  $19,184,042

*Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         Three Months and Six Months Ended December 31, 1995 and 1994
(Unaudited)

                                                Three months ended                              Six months ended
                                           December 31,       December 31,                  December 31,      December 31,
                                           1995                      1994                        1995          1994
Revenues
   Sales                                        $2,541,976         $2,102,147                $5,351,024       $4,159,324
   Contract revenue                                788,236            100,000                   904,736        1,900,000

     Total revenues                              3,330,212          2,202,147                 6,255,760        6,059,324

Costs and expenses
   Cost of sales                                 1,223,876            436,667                 2,188,577        1,387,226
   Research and development expenses             2,390,822          3,402,126                 5,081,470        6,758,350
   Selling, general and administrative           1,404,350          1,872,380                 2,676,320        3,819,717
      expenses

     Total costs and expenses                    5,019,048          5,711,173                 9,946,367       11,965,293

       Operating loss                          (1,688,836)        (3,509,026)                (3,690,607)      (5,905,969)


Other income (expense)
   Interest and dividend income                     81,734             42,999                   184,079           88,745
   Interest expense                                 (4,263)              (818)                  (10,952)          (3,588)
   Other                                         1,318,379             39,238                 1,321,322          685,584

                                                 1,395,850             81,419                 1,494,449          770,741

      Net loss                                   ($292,986)       ($2,196,158)              ($2,196,158)     ($5,135,228)

Net loss per common share                           ($0.01)            $(0.14)                   ($0.08)          ($0.21)

Weighted average number of common
  shares outstanding during the period          26,328,874         25,156,485                26,328,874       24,940,527











The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Six Months Ended December 31, 1995 and 1994
(Unaudited)

                                                              Six months ended
                                                                December 31,       December 31,
                                                                   1995                1994
Cash flows from operating activities:
     Net loss                                                   ($2,196,158)        ($5,135,228)
     Adjustment for decrease in liability recognized
     pursuant to Sanofi Winthrop Agreement                       (1,312,829)            -
     Adjustment for depreciation and amortization                 1,060,971           1,314,897                -31,535
     Compensation expense for issuance of stock options               -                  31,535
     Reserve for shutdown of Enzon Labs Inc.                          -                 (75,601)
     Gain on retirement of equipment                                  -                 (37,968)
     (Decrease) increase in accrued rent                             (5,158)             98,650
     Decrease in royalty advance - RPR                             (207,855)                -
     Changes in assets and liabilities                              (83,597)         (1,285,428)

     Net cash used in operating activities                       (2,744,626)         (5,089,143)


Cash flows from investing activities:
     Capital expenditures                                           (48,307)           (211,321)
     Proceeds from sale of equipment                                    -               830,225
     Proceeds from cash surrender value of officers'
     life insurance                                                     -               373,186


     Net cash (used in) provided by investing activities            (48,307)            992,090


Cash flows from financing activities:
     Proceeds from issuance of common stock                             -             1,733,042
     Principal payments of obligations under capital leases          (1,011)            (12,712)


     Net cash (used in) provided by financing activities             (1,011)          1,720,330


     Net decrease in cash and cash equivalents                   (2,793,944)         (2,376,723)

     Cash and cash equivalents at beginning of period             8,102,989           5,731,461

     Cash and cash equivalents at end of period                  $5,309,045          $3,354,738



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

(3)  INVENTORIES

      The composition of inventories at December 31, 1995 and June 30, 1995 is as follows:

                                 December 31,          June 30,


                                    1995                 1995

      Raw materials               $467,000          $398,000
      Work in process              299,000           134,000
      Finished goods               128,000           260,000
                                  $894,000          $792,000

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

COST OF SALES. Cost of sales, as a percentage of sales, increased to 48% for the three months ended December 31, 1995 as compared to 21% for the same period in 1994. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material, as well as an increase in the charge recorded for the three months ended December 31, 1995 for idle capacity at the Company's manufacturing facility. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the Company's long-term supply agreement, the Company does not consider such losses probable, nor is the amount of any loss which may be incurred in the future presently estimatable due to a number of factors, including but not limited to potential increased demand for ONCASPAR by RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond present levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment. During the quarter ended December 31, 1995, the Company utilized approximately 21% of its manufacturing capacity for the production of its approved products.

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

COST OF SALES. Cost of sales, as a percentage of sales, increased to 41% for the six months ended December 31, 1995 as compared to 33% for the same period in 1994. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material, as well as an increase in the charge recorded for the six months ended December 31, 1995 for idle capacity at the Company's manufacturing facility. This increase was offset in part by a decrease in cost of sales as a percentage of sales for the Company's product ADAGEN. ADAGEN's margins improved during the six months ended December 31, 1995, due to the elimination of inefficiencies experienced in the filling process during the previous year. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the Company's long-term supply agreement, the Company does not consider such losses probable, nor is the amount of any loss which may be incurred in the future presently estimatable due to a number of factors, including but not limited to potential increased demand for ONCASPAR by RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond present levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment.

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

                                                ENZON, INC.
                                                (Registrant)



Date: May 9, 1996                   By:/s/KENNETH J. ZUERBLIS
                                    Kenneth J. Zuerblis
                                    Vice President, Finance and
                                    Chief Financial Officer