Form 10-Q
period 1996-03-31
ENZON INC
filed 1996-05-15
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended MARCH 31, 1996                      Commission File No. 0-
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

                                (908) 980-4500
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X    No


The number of shares of common stock, $.01 par value, outstanding as of May 8, 1996 was 27,703,699 shares.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                         ENZON, INC. AND SUBSIDIARIES
                    CONSOLIDATED  CONDENSED BALANCE SHEETS
March 31, 1996 and June 30, 1995



ASSETS
                                         March 31,             June 30,
                                         1996                  1995
                                       (unaudited)                *
Current assets:
  Cash and cash equivalents               $12,761,174         $8,102,989
  Accounts receivable                       2,610,641          2,362,277
  Inventories                                 952,412            792,453
  Other current assets                        561,933            185,226
     Total current assets                  16,886,160           11,442,945
Property and equipment                     15,851,790           15,758,058
  Less accumulated depreciation
    and amortization                       11,412,904            9,968,024

                                            4,438,886            5,790,034

Other assets:
  Investments                                  78,616               78,616
  Other assets, net                            23,186               46,627
  Patents, net                              1,705,566            1,825,820
                                            1,807,368            1,951,063

Total assets                              $23,132,414          $19,184,042


*Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       March 31, 1996 and June 30, 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,                   June 30,
                                                                 1996                        1995
                                                              (unaudited)                      *
Current liabilities:
      Accounts payable                                                    $2,051,944                  $1,561.968
      Accrued expenses                                                     4,361,331                   4,045,302
      Other current liabilities due to Sanofi Winthrop                        -                        1,312,829
            Total current liabilities                                      6,413,275                   6,920,099
      Accrued rent                                                           991,129                   1,006,508
      Royalty advance - RPR                                                1,894,181                   2,955,841
      Other liabilities                                                        2,342                       4,076
                                                                           2,887,652                   3,966,425
Commitments and contingencies
Stockholders' equity:
   Preferred stock-$.01 par value, authorized 3,000,000
shares; issued and outstanding 169,000 shares at March 31,
1996 and 109,000 at June 30, 1995                                              1,690                       1,090
   Common stock-$.01 par value, authorized 40,000,000
shares; issued and outstanding 27,703,699 shares at March
31, 1996 and 26,328,874 at June 30, 1995                                     277,037                     263,289
   Additional paid-in capital                                            121,204,423                 111,494,180
   Accumulated deficit                                                  (107,651,663)               (103,461,041)
Total stockholders' equity                                                13,831,487                   8,297,518
Total liabilities and stockholders' equity                               $23,132,414                 $19,184,042


*Condensed from audited financial statements.
The accompanying notes are an integral part of these unauditged consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          Three Months and Nine Months Ended March 31, 1996 and 1995
(Unaudited)

                                           Three months ended                              Nine months ended
                                                March 31,          March 31,                     March 31,            March 31,
                                           1996                      1995                          1996          1995
Revenues
   Sales                                        $2,729,647         $3,912,273                      $8,080,671$8,071,597
   Contract revenue                                  5,710            902,005                         910,446          2,802,005
     Total revenues                              2,735,357          4,814,278                       8,991,117         10,873,602
Costs and expenses
   Cost of sales                                   903,985            824,936                       3,092,5622,212,162
   Research and development expenses             2,469,605          2,097,350                       7,551,0758,855,700
   Selling, general and administrative           1,536,058          1,537,041                       4,212,378  5,356,758
expenses                                           -                1,192,971                         -      1,192,971
   Restructuring expense
     Total costs and expenses                    4,909,648          5,652,298                      14,856,015         17,617,591
       Operating loss                           (2,174,291)          (838,020)                     (5,864,898)        (6,743,989)
Other income (expense)
   Interest and dividend income                    116,259             78,069                         300,338166,814
   Interest expense                                 (1,801)              (205)                        (12,753)            (3,793)
   Other                                            65,369             96,129                       1,386,691            781,713
                                                   179,827            173,993                       1,674,276            944,734
      Net loss                                 ($1,994,464)         ($664,027)                    ($4,190,622)       ($5,799,255)
Net loss per common share                           ($0.08)             $(0.03)                       ($0.16)        ($0.24)

Weighted average number of common
  shares outstanding during the period          26,929,341         25,381,385                      26,529,030         25,083,135








The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Nine Months Ended March 31, 1996 and 1995
(Unaudited)

                                                         Nine months ended
                                                                  March 31,                   March 31,
                                                                    1996            1995
Cash flows from operating activities:
     Net loss                                                        ($4,190,622)                 ($5,799,255)
     Adjustment for decrease in liability recognized
pursuant                                                              (1,312,829)-
      to Sanofi Winthrop Agreement                                     1,565,1341,906,990
     Adjustment for depreciation and amortization                              -31,535
     Compensation expense for issuance of stock options                        -225,000
     Non-cash portion of restructuring expense                                 -                      (87,667)
     Reserve for shutdown of Enzon Labs Inc.                                   -517,896
     Gain on retirement of equipment                                     (15,379)                    (860,624)
     Decrease in accrued rent                                         (1,061,660)-
     Decrease in royalty advance - RPR                                   290,221    354,986
     Changes in assets and liabilities
     Net cash used in operating activities                            (4,725,135)                  (3,711,139)
Cash flows from investing activities:
     Capital expenditures                                                (93,732)                    (228,437)
     Proceeds from sale of equipment                                           -830,695
     Proceeds from cash surrender value of officers'
life                                                                      -           373,186
       insurance
     Net cash (used in) provided by investing activities                 (93,732)                     975,444
Cash flows from financing activities:
     Proceeds from issuance of common and preferred                    9,478,591               1,746,633
stock                                                                     (1,539)                     (17,157)
     Principal payments of obligations under capital
leases
     Net cash provided by financing activities                         9,477,052                    1,729,476
     Net increase (decrease) in cash and cash                          4,658,185                   (1,006,219)
equivalents
     Cash and cash equivalents at beginning of period                  8,102,989                    5,731,461
     Cash and cash equivalents at end of period                      $12,761,174                   $4,725,242



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

(2)  NET LOSS PER COMMON SHARE

      Net loss per common share is based on net loss for the relevant period, adjusted for cumulative undeclared Series A Cumulative Convertible Preferred Stock ("Series A Preferred Shares") dividends of $164,000 for the nine months ended March 31, 1996 and 1995, and $55,000 for the three months ended March 31, 1996 and 1995, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and common stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations. The total number of shares issued to former shareholders of Enzon Labs Inc. (formerly known as Genex Corporation), which was acquired on October 31, 1991, have been included in the weighted average number of outstanding shares, as if all shares had been issued on October 31, 1991, the date of acquisition.

(3)  INVENTORIES

      The composition of inventories at March 31, 1996 and June 30, 1995 is as follows:

                                 March 31,          June 30,
                                   1996                 1995

      Raw materials               $438,000          $398,000
      Work in process              319,000           134,000
      Finished goods               195,000           260,000
                                  $952,000          $792,000

(4)  CASH FLOW INFORMATION

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $13,000 and $2,000 for the nine months ended March 31, 1996 and 1995, respectively. There were no income tax payments made for the nine months ended March 31, 1996 and 1995.

      As part of the commission due to the real estate broker in connection with the termination of the Company's lease at 40 Kingsbridge Road, the Company issued 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share during the nine months ended March 31, 1996. Also, in connection with the Company's private placements of Common Stock, Series B Convertible Preferred Stock ("Series B Preferred Shares"), and Series C Convertible Preferred Stock ("Series C Preferred Shares"), the Company issued an aggregate of 50,000 five-year warrants to purchase the Company's Common Stock at $4.11 per share, as a finder's fee, during the nine months ended March 31, 1996. These transactions are non-cash financing activities.

                         ENZON, INC. AND SUBSIDIARIES
             Notes To Consolidated Condensed Financial Statements
                                  (Unaudited)


(5)  STOCKHOLDERS' EQUITY

      In January 1996, the Company completed a private placement of 1,094,890 shares of Common Stock and 40,000 Series B Preferred Shares resulting in gross proceeds of $7,000,000. In March 1996, the Company completed a private placement of 266,667 shares of Common Stock and 20,000 Series C Preferred Shares resulting in gross proceeds of $3,000,000. The two private placements resulted in net cash proceeds of approximately $9,444,000 after payment of related expenses and a finder's fee.

      In connection with the January 1996 and March 1996 private placements the Company also issued five-year warrants to purchase 638,686 shares of Common Stock at $4.11 per share and 200,000 shares of Common Stock at $5.63 per share, respectively.

      The Series B Preferred Shares and the Series C Preferred Shares are convertible commencing 70 days after their respective dates of issuance and the stated value of each Series B Preferred Share and Series C Preferred Share is $100. The conversion price for the Series B Preferred Shares and the Series C Preferred Shares is equal to 80% of the average of the closing bid price of the Common Stock for the five consecutive trading days ("the Average Market Price") ending one trading day prior to the date of conversion as reported by the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ-NMS"). The Series B Preferred Shares and the Series C Preferred Shares will not pay a dividend. In connection with the January 1996 and March 1996 private placements, the Company agreed to register and has filed a registration statement for the Common Stock issued, the shares of Common Stock underlying the Series B Preferred Shares, the shares of Common Stock underlying the Series C Preferred Shares, the shares of Common Stock underlying the warrants and certain shares of Common Stock issuable in the event the Company does not comply with certain of its obligations under the registration rights agreements.

      In connection with the private placements, the Company paid a finder's fee in cash and issued five-year warrants to purchase 50,000 shares of Common Stock at $4.11 per share.

(6)  NON-QUALIFIED STOCK OPTION PLAN

      During the nine months ended March 31, 1996, the Company issued 560,000 stock options at an average exercise price of $3.42 under the Company's Non-Qualified Stock Option Plan, as amended (the "Plan"), of which 180,000 were granted to executive officers of the Company. None of the options granted during the period are exercisable as of March 31, 1996. All options were granted with exercise prices that equalled or exceeded the fair market value of the underlying Common Stock on the date of grant.

      On December 5, 1995, the stockholders voted to amend the Plan to increase the number of shares reserved for issuance to 6,200,000.

                         ENZON, INC. AND SUBSIDIARIES
             Notes To Consolidated Condensed Financial Statements
                                  (Unaudited)


(7)  RESTRUCTURING EXPENSE

      During the quarter ended March 31, 1995, the Company recorded a restructuring charge related to a workforce reduction and the termination of one of its facility leases. As of June 30, 1995, approximately $758,000 of the restructuring charge was unpaid and recorded in accrued expenses in the Consolidated Condensed Balance Sheet. During the nine months ended March 31, 1996, the Company paid the remaining $758,000, the majority of which represented fees due the Company's real estate broker in connection with the termination of the lease.

(8)  OTHER INCOME

      During the quarter ended December 31, 1995, the Company recognized as other income approximately $1,313,000, representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi"). During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec<trademark>) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has reversed the amount due Sanofi previously recorded as a current liability.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1996

REVENUES. Revenues for the three months ended March 31, 1996 decreased by 43% to $2,735,000 as compared to $4,814,000 for the same period in 1995. The components of revenues are sales, which consist of sales of the Company's products and royalties on the sale of such products by others, and contract revenues. Sales decreased by 30% to $2,730,000 for the three months ended March 31, 1996 as compared to $3,912,000 for the same period in the prior year. The decrease was principally due to shipments of PEG-INTRON A to the Company's collaborative partner, Schering Corporation ("Schering") recorded during the three months ended March 31, 1995 in the amount of approximately $755,000 for which there were no such shipments recorded during the three months ended March 31, 1996, and a reduction, due to the timing of shipments, in revenues recorded related to the Company's supply agreement for ONCASPAR<reg-trade-mark> with its marketing partner, Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"). During June 1995, the Company amended its agreement with Schering and agreed to transfer the know-how and manufacturing rights for PEG-INTRON A to Schering. It is anticipated that Schering will manufacture all future clinical trial material. Enzon has the option to manufacture PEG-INTRON A for the U.S. market upon Food and Drug Administration ("FDA") approval, should it occur. These decreases were offset in part by increased ADAGEN<reg-trade-mark> sales of approximately $69,000 and an increase in the royalties received from RPR for ONCASPAR sales pursuant to the Company's marketing rights license related to sales of ONCASPAR. Sales for the three months ended March 31, 1996 increased as compared to the previous quarter ended December 31, 1995 by $188,000 or 7%, due to increased sales of ADAGEN. The Company expects revenues of ADAGEN to increase at comparable rates as those achieved during the last two years as additional patients are treated. The Company also anticipates moderate growth of ONCASPAR sales to RPR and increased royalties on RPR sales of ONCASPAR. Currently RPR is conducting clinical trials to expand the use of ONCASPAR beyond its current FDA approved indication which could also result in additional revenues from this product. The Company is also pursuing licensing agreements for the sale of ONCASPAR outside of North America. The foregoing statements regarding future sales levels of ADAGEN and ONCASPAR are forward-looking in nature. Actual results could differ significantly based on various factors, including, but not limited to, in the case of ADAGEN, the rate of expansion of patients, in the case of ONCASPAR, RPR's ability to expand FDA approved indications and the Company's ability to consummate licensing agreements for the sale of ONCASPAR outside of North America, and in the case of each product, the FDA's approval of a competing product or the products' becoming obsolete based on the development of new technology. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN can be achieved or maintained. ADAGEN sales for the three months ended March 31, 1996 and 1995 were $2,217,000 and $2,148,000, respectively. Contract revenue for the three months ended March 31, 1996 decreased by $896,000, as compared to the same period in 1995. The decrease was principally due to a one-time payment received in the prior year from RPR under the Company's exclusive marketing rights license with RPR for ONCASPAR. During the three months ended March 31, 1996 and 1995, the Company had export sales of $419,000 and $572,000, respectively. Sales in Europe were $356,000 and $519,000 for the three months ended March 31, 1996 and 1995, respectively.

COST OF SALES. Cost of sales, as a percentage of sales, increased to 33% for the three months ended March 31, 1996 as compared to 21% for the same period in 1995. The increase was due primarily to an increase in the charge recorded for idle capacity at the Company's manufacturing facility for the three months ended March 31, 1996. The increase in idle capacity was a result of the Company not producing clinical supplies of PEG-INTRON A as was the case in the prior year. During the quarters ended March 31, 1996 and 1995, the Company utilized approximately 29% and 76%, respectively, of its manufacturing capacity for the production of its products.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 1996 increased by 18% to $2,470,000 from $2,097,000 for the same period in 1995. This increase was due to increased facility cost, which was caused by a one-time rent credit received in the prior year from one of the Company's landlords of approximately $680,000. This increase was offset in part by reductions in personnel, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits totalling approximately $185,000 and other cost containment measures taken by the Company.

SELLING,   GENERAL  AND  ADMINISTRATIVE   EXPENSES.    Selling,   general   and
administrative expenses for the three months ended March 31, 1996 remained flat at $1,536,000 as compared to $1,537,000 for the same period in 1995.

RESTRUCTURING  EXPENSE.   During  the quarter ended March 31, 1995, the Company
recorded a restructuring expense related to a reduction in its workforce and the termination of a long-term facility lease.

OTHER INCOME/EXPENSE. Other income/expense remained relatively constant at $180,000 for the three months ended March 31, 1996 as compared to $174,000 for the same period last year. Interest income for the quarter increased by approximately $38,000, due to an increase in interest bearing investments as a result of the proceeds of the Company's private equity placements. This increase was offset by a decrease in other income.

NINE MONTHS ENDED MARCH 31, 1996 VS. NINE MONTHS ENDED MARCH 31, 1995

REVENUES. Revenues for the nine months ended March 31, 1996 decreased by 17% to $8,991,000 as compared to $10,874,000 for the same period in 1995. The components of revenues are sales, which consist of sales of the Company's products and royalties on the sale of such products by others, and contract revenues. Sales increased slightly to $8,081,000 for the nine months ended March 31, 1996 as compared to $8,072,000 for the same period in the prior year. Increased ONCASPAR revenues of approximately $527,000 from RPR and an increase in ADAGEN sales of approximately $274,000 resulting from an increase in patients receiving ADAGEN were offset by a reduction in shipments of clinical supplies of PEG-INTRON A to Schering of approximately $755,000. ADAGEN sales for the nine months ended March 31, 1996 and 1995 were $6,431,000 and $6,157,000, respectively. Contract revenue for the nine months ended March 31, 1996 decreased by 68% to $910,000, as compared to $2,802,000 for the same period in 1995. The decrease was principally due to a payment of $1,800,000 recorded during the nine months ended March 31, 1995 from Bristol-Myers Squibb related to the exercise of its option under an agreement dated September 1993, to acquire a worldwide non-exclusive license for all therapeutic indications for the Company's SCA protein technology. During the nine months ended March 31, 1996 and 1995, the Company had export sales of $1,550,000 and $1,571,000, respectively. Sales in Europe were $1,339,000 and $1,390,000 for the nine months ended March 31, 1996 and 1995, respectively.

COST OF SALES. Cost of sales, as a percentage of sales, increased to 38% for the nine months ended March 31, 1996 as compared to 27% for the same period in 1995. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material, as well as an increase in the charge recorded for idle capacity at the Company's manufacturing facility for the nine months ended March 31, 1996. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including but not limited to potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment. The increase in cost of sales, as a percentage of sales, was offset in part by the elimination of sales of clinical supplies of PEG-INTRON A, manufactured for Schering during the nine months ended March 31, 1996, which has a lower margin than the other products sold by the Company.

RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended March 31, 1996 decreased by 15% to $7,551,000 from $8,856,000 for the same period in 1995. This decrease was primarily due to (i) reductions in personnel, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits totalling approximately $915,000 and other cost containment measures taken by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended March 31, 1996 decreased by 21% to $4,212,000 from $5,357,000 for the same period in 1995. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits of approximately $478,000, (ii) a reduction in facility and occupancy costs of approximately $498,000, and (iii) other cost containment measures taken by the Company.

RESTRUCTURING  EXPENSE.   During  the  nine months ended March  31,  1995,  the
Company recorded a restructuring expense related to a reduction in its workforce and the termination of a long-term facility lease.

OTHER INCOME/EXPENSE. Other income/expense increased by $729,000 to $1,674,000 for the nine months ended March 31, 1996 as compared to $945,000 for the same period last year. The increase was due principally to the recognition as other income of approximately $1,313,000 representing the unused portion of an advance received under a development and license agreement with Sanofi. During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has recognized as other income the amount due Sanofi previously recorded as a current liability. Other income/expense in the prior year principally consisted of a one-time insurance payment.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of July 1, 1996. This statement is not expected to have a material impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      Enzon had $12,761,000 in cash and cash equivalents as of March 31, 1996. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

      The Company's cash reserves, as of March 31, 1996, increased by $4,658,000 from June 30, 1995. The increase in cash reserves reflects approximately $9,444,000 in net proceeds (after payment of related expenses) received from the Company's private placement of its Common Stock, Series B Convertible Preferred Shares ("Series B Preferred Shares") and warrants to purchase Common Stock in January 1996 and the private placement of its Common Stock, Series C Convertible Preferred Shares ("Series C Preferred Shares") and warrants to purchase Common Stock in March 1996. This increase was offset in part by the funding of operations.

      The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received in January 1995. Royalties due under the revised agreement will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through March 31, 1996, an aggregate of $467,000 in royalties payable by RPR has been offset against the original credit.

      As of March 31, 1996, 940,808 shares of Series A Cumulative Convertible Preferred Shares ("Series A Preferred Shares") had been converted into 3,093,411 shares of Common Stock. Accrued dividends on the converted Series A Preferred Shares in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Shares. As of March 31, 1996, there were $1,313,000 of accrued and unpaid dividends on the Series A Preferred Shares. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Shares at the rate of $218,000 per year. As of March 31, 1996, there had been no conversion of the Series B Preferred Shares or Series C Preferred Shares. Neither the Series B Preferred Shares nor the Series C Preferred Shares carry stated dividends.

      To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Management believes that its current sources of liquidity will be sufficient to meet its anticipated cash requirements, based on current spending levels, for approximately the next two years. The previous statement is forward-looking in nature. Actual results could differ materially based on various factors, including, but not limited to, the Company's ability to maintain current sales levels of its products and current levels of expenses, or the occurrence of any of a number of unforeseeable contingencies beyond the Company's control.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES


      (a)   None.

      (b) In the event of any voluntary or involuntary liquidation or winding-up of the Company, the holders of the Series B Preferred Shares and Series C Preferred Shares are entitled to receive distributions in cash equal to the stated value of each Series B Preferred Share and Series C Preferred Share, respectively, before any amount may be paid to the holders of the Common Stock. Additionally, the Company may not consolidate with or merge into any corporation or reclassify its outstanding shares of Common Stock (other than by way of subdivision or reduction of such shares) without the prior written approval of the holders of a majority of each of the Series B Preferred Shares and Series C Preferred Shares.

ITEM 6. EXHIBIT  AND REPORTS ON FORM 8-K

      (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                     Page Number
                                                                                     or
Exhibit                                                                              Incorporation
Number     Description                                                               By Reference

3(i)       Certificate of Incorporation, as amended                                  X
3(ii)      By-laws, as amended                                                       *(4.2)
10.0       Employment Agreement dated March 25, 1994 with Peter G. Tombros           #(10.17)
10.1       Form of Change of Control Agreements dated as of January 20, 1995
           entered into with the Company's Executive Officers                        XX(10.2)
10.2       Lease - 300-C Corporate Court, South Plainfield, New Jersey               ***(10.3)
10.3       Modification of Lease - 300-C Corporate Court, South Plainfield
           New Jersey                                                                ++(10.3)
10.4       Lease Termination Agreement dated March 31, 1995 for 20 Kingsbridge
           Road and 40 Kingsbridge Road, Piscataway, New Jersey                      XX(10.6)
10.5       Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
           Piscataway, New Jersey                                                    XX(10.7)
10.6       Form of Lease - 40 Cragwood Road, South Plainfield, New Jersey            ****(10.9)
10.7       Lease 300A-B Corporate Court, South Plainfield, New Jersey                +++(10.10)
10.8       Stock Purchase Agreement dated March 5, 1987 between the Company and
           Eastman Kodak Company                                                     ****(10.7)
10.9       Amendment dated June 19, 1989 to Stock Purchase Agreement between the
           Company and Eastman Kodak Company                                         **(10.10)
10.10      Form of Stock Purchase Agreement between the Company and the
           purchasers of the Series A Cumulative Convertible Stock                   +(10.11)
10.11      Amendment to License Agreement and Revised License Agreement between
           the Company and RCT dated April 25, 1985                                  ++++(10.5)
10.12      Amendment dated as of May 3, 1989 to Revised License Agreement dated
           April 25, 1985 between the Company and Research Corporation               **(10.14)
10.13      License Agreement dated September 7, 1989 between the Compan and
           Research Corporation Technologies, Inc.                                   **(10.15)
10.14      Master Lease Agreement and Purchase Leaseback Agreement dated October
           28, 1994 between the Company and Comdisco, Inc.                           ###(10.16)
10.15      Amendment dated as of May 15, 1995 to Employment Agreement with Peter
           G. Tombros                                                                XXX(10.17)
10.16      Stock Purchase Agreement dated as of June 30, 1995                        XXXX
10.17      Securities Purchase Agreement dated as of January 31, 1996                XXXX
10.18      Registration Rights Agreements dated as of January 31, 1996               XXXX
10.19      Warrants dated as of Feburary 7, 1996 and issued pursuant to the
           Securities Purchase Agreement dated as of January 31, 1996                XXXX
10.20      Securities Purchase Agreement dated as of March 15, 1996                  X
10.21      Registration Rights Agreement dated as of March 15, 1996                  X
10.22      Warrant dated as of March 15, 1996 and issued pursuant to the
           Securities Purchase AGreement dated as of March 15, 1996                  X
27.0       Financial Data Schedule                                                   X


X          Filed herewith.

*          Previously filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33-
           34874) and incorporated herein by reference thereto.

**         Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 and incorporated herein by reference therewto.

***        Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (File No.
           2-88240-NY) and incorporated herein by reference thereto.

****       Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 2-
           96279) filed with the Commission and incorporated herein by reference thereto.

+          Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-
           39391) filed with the Commission and incorporated herein by reference thereto.

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

##         Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 33-
           80790) and incorporated herein by reference thereto.

###        Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference thereto.

XX         Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.

XXX        Previously filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference thereto.

XXXX       Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference thereto.


     (b)  Reports on Form 8-K

          On February 8, 1996, the Company filed with the Commission a
          Current Report on Form 8-K dated December 22, 1995 relating to the grant to RPR of a world-wide license to the Company's SCA Technology (Item 5).

          On February 8, 1996, the Company filed with the Commission a Current Report on Form 8-K dated January 31, 1996 relating to the Company's completion of a private placement of Common Stock, Series B Convertible Preferred Shares and warrants to purchase shares of Common Stock (Item 5).

          On March 22, 1996, the Company filed with the Commission a Current Report on Form 8-K dated March 15, 1996 relating to the completion of a private placement of Common Stock, Series C Convertible Preferred Shares and warrants to purchase shares of Common Stock (Item 5).

          On April 24, 1996, the Company filed with the Commission a Current Report on Form 8-K dated April 19, 1996 relating to (i) Randy Thurman's replacement of Dr. Abraham Abuchowski as the Company's Chairman of the Board of Directors; (ii) the Company's formation of a Research and Development Steering Committee; (iii) the relinquishment by Dr. Abuchowski of all of his responsibilities as an employee of the Company and a member of the Board of Directors; and (iv) an inquiry received by the Company from NASDAQ Market Surveillance regarding certain market activity in the Company's Common Stock (Item 5).

          On April 30, 1996, the Company filed with the Commission a Current Report on Form 8-K dated January 11, 1996 relating to the Company's receipt of two additional United States patents for its hemoglobin-based oxygen carrier (Item 5).

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ENZON, INC.
                              (Registrant)



Date: May 13, 1996            By: /S/PETER G. TOMBROS
                              Peter G. Tombros
                              President and Chief Executive
                               Officer



                              By: /S/KENNETH J. ZUERBLIS
                              Kenneth J. Zuerblis
                              Vice President, Finance and
                               Chief Financial Officer