Form 10-K
period 1996-06-30
ENZON INC
filed 1996-09-27
CIK 727510

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                            -----------------------
                                                Commission
            For the fiscal year ended JUNE 30, 1996File Number 0-12957


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

      Indicate  by  check  mark if disclosure of delinquent filers pursuant  to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III of this Form 10-K or any
amendment to this Form 10-K.     X

      The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on September 17, 1996 was approximately $62,227,000. There is no market for the Series A Cumulative Convertible Preferred Stock, the only other class of voting stock.

      As of September 17, 1996, there were 27,707,643 shares of Common Stock, par value $.01 per share, outstanding.

      The Index to Exhibits appears on page 26.

                 DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 3, 1996, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                  ENZON, INC.

                         1996 Form 10-K Annual Report

                               TABLE OF CONTENTS
                                                                   PAGE
                                    PART I
Item 1.   Business                                               3
Item 2.   Properties                                            19
Item 3.   Legal Proceedings                                     19
Item 4.   Submission of Matters to a Vote of
            Security Holders                                    19

                                    PART II

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters                         20
Item 6.   Selected Financial Data                               21
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 21
Item 8.   Financial Statements and Supplementary Data           24
Item 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure              24

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant    25
Item 11.  Executive Compensation                                25
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                      25
Item 13.  Certain Relationships and Related Transactions        25

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                 26




      The following trademarks and service marks  appear in this Annual Report:
      ADAGEN(registered trademark) and ONCASPAR(registered trademark) are registered trademarks of Enzon, Inc.; SCA(registered trademark) is a registered trademark of Enzon Labs Inc.; Elspar(registered trademark) is a registered trademark of Merck & Co., Inc; Erwinase(registered trademark) is a registered trademark of Porton Products Limited; INTRON A(registered trademark) is a registered trademark of Schering Corporation; BABS(trademark) is a trademark of Creative BioMolecules, Inc.; Taxol(registered trademark) is a registered trademark of Bristol-Myers Squibb Co.; Hycamptin(trademark) is a trademark of SmithKline Beecham plc; Taxotere(registered trademark) is a registered trademark of Rhone-Poulenc Rorer Pharmaceuticals Inc.

                                    PART I

ITEM 1. BUSINESS

Overview

      Enzon, Inc. ("Enzon" or the "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies, PEG Modification or the PEG Process and Single-Chain Antigen-Binding (SCA(registered trademark)) proteins.

      The Company has received marketing approval from the United States Food and Drug Administration ("FDA") for two of its products: (i) ONCASPAR(registered trademark), approved in February 1994 for the indication of acute lymphoblastic leukemia ("ALL") in patients who are hypersensitive to native forms of L-asparaginase and (ii) ADAGEN(registered trademark), the first successful application of enzyme replacement therapy for an inherited disease, approved in March 1990, to treat a rare form of Severe Combined Immunodeficiency Disease ("SCID"), commonly known as the "Bubble Boy Disease".

      The Company manufactures both ADAGEN and ONCASPAR in its South Plainfield, New Jersey facility and markets ADAGEN on a worldwide basis. ONCASPAR is marketed in the U.S. by Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"). The Company received $6,000,000 from RPR related to the granting of this license and is also entitled to royalties on the sales of ONCASPAR in the U.S. by RPR of 23.5% to 43.5%, based on the sales level of ONCASPAR. Royalties payable to the Company are being offset against an original credit of $5,970,000, which includes $3,500,000 in advance royalties received in fiscal 1995. The Company has also granted exclusive licenses to sell ONCASPAR in Canada and Mexico to RPR in exchange for royalty payments on future sales and is currently pursuing additional licenses for marketing and distribution rights outside North America. RPR is currently conducting clinical trials in expanded indications for ONCASPAR.

      ONCASPAR is the enzyme L-asparaginase modified by the Company's PEG Process and ADAGEN is the enzyme adenosine deaminase modified by the Company's PEG Process. The PEG Process involves chemically attaching polyethylene glycol ("PEG"), a relatively non-reactive and non-toxic polymer, to proteins, chemicals and certain other pharmaceuticals for the purpose of enhancing their therapeutic value. The attachment of PEG helps to disguise the modified compound and reduce the recognition of the compound by the immune system, thereby generally lowering potential immunogenicity. Both the increased molecular size and lower immunogenicity result in extended circulating blood life, in some cases from minutes to days. The PEG Process also significantly increases the solubility of the modified compound which enhances the delivery of the native compound. The PEG Process was originally covered by a broad patent which is due to expire in late 1996. The Company has made significant improvements to the original PEG Process and has applied for and received numerous patents for such improvements.

      The Company recently has developed technology that gives PEG-modified compounds "Pro Drug" attributes. This is accomplished by attaching PEG by means of a covalent bond that is designed to deteriorate over time, thereby releasing the therapeutic moiety (therapeutic part of the compound) in the proximity of the target tissue. These attributes could significantly enhance the therapeutic value of new chemicals, as well as drugs already marketed. The Company believes that this "Pro Drug/Transport Technology" has broad usefulness and that it can be applied to a wide range of drugs, such as cancer chemotherapy agents, antibiotics, anti-fungals and immunosuppressants, as well as to proteins and peptides, including enzymes and growth factors. The markets for these drugs and biologicals have large potential patient populations. The Company is currently applying its Pro Drug/Transport Technology to certain anticancer agents that are in the early research stage.

      The Company's lead development candidate, PEG-hemoglobin, is a hemoglobin-based oxygen carrier, commonly referred to as a red blood cell substitute, and is currently being developed by the Company as a radiosensitizer for use with radiation treatment of solid hypoxic tumors. Preclinical studies conducted at Enzon, the University of Wisconsin School of Veterinary Medicine and Dana Farber Cancer Institute, indicate that PEG-hemoglobin may be useful in treating solid tumors. These studies suggest that PEG-hemoglobin delivers oxygen to solid hypoxic tumors, thereby enhancing the ability of radiation therapy to significantly decrease the size of these tumors.

      During fiscal 1996, the Company completed a Phase I safety study for PEG-hemoglobin in which 34 normal volunteers received a single dose of PEG-hemoglobin in amounts up to 45 grams, the equivalent of 1.5 units of whole blood. The Company is currently conducting a multi-dose, multi-center clinical trial of PEG-hemoglobin in cancer patients receiving radiation treatment. Patients entering this new trial receive once-a-week infusions of PEG-hemoglobin followed by five days of radiation treatment. The protocol for this study calls for this to be repeated weekly for three weeks. The primary purpose of this trial is to evaluate safety related to multiple doses of PEG-hemoglobin and radiation therapy. It is estimated that approximately 800,000 cases of solid hypoxic tumors are diagnosed each year in the United States.

      The Company is pursuing a dual strategy for commercializing its proprietary technologies. In addition to developing and manufacturing products, using the Company's proprietary technology, and marketing such products, the Company has established strategic alliances in which Enzon licenses its proprietary technologies and products in exchange for milestone payments, manufacturing revenues and/or royalties.

      One such license is the Company's agreement with Schering Corporation ("Schering") to apply the PEG Process to Schering's product, INTRON A(registered trademark) (interferon alfa 2b), a genetically-engineered anticancer-antiviral drug. Schering indicates that the PEG-modified version of INTRON A is currently in clinical trials. Under the agreement, the Company is entitled to royalties on worldwide sales of PEG-INTRON A, if any, and payments of approximately $5,500,000 subject to the achievement of certain milestones in the product's development. Sales by Schering of the unmodified version of INTRON A were reported as $433 million for 1995. The Company has the option, upon FDA approval, to be Schering's exclusive manufacturer of PEG-INTRON A for the U.S. market.

      The Company also has an extensive licensing program for its SCA protein technology. SCA proteins are genetically engineered proteins designed to overcome the problems hampering the diagnostic and therapeutic use of conventional monoclonal antibodies. Pre-clinical studies have shown that SCA proteins target and penetrate tumors more readily than conventional monoclonal antibodies. In addition to these advantages, because SCA proteins are developed at the gene level, they are better suited for targeted delivery of gene therapy vectors and fully-human SCA proteins can be isolated directly, with no need for costly "humanization" procedures. Also, many gene therapy methods require that proteins be produced in active form inside cells. SCA proteins can be produced through intracellular expression (inside cells) more readily than monoclonal antibodies.

      Currently, there are eight SCA proteins in Phase I clinical trials by various institutions, including a product developed by the Company, SCA-CC49. Some of the areas being explored are cancer therapy, cardiovascular indications and AIDS.

      The Company has granted non-exclusive SCA licenses to more than a dozen companies, including Bristol-Myers Squibb, Inc. ("Bristol-Myers"), Baxter
Healthcare Corporation ("Baxter"), Eli Lilly & Co. ("Eli Lilly") and the Gencell division of RPR ("RPR/Gencell"). These licenses generally provide for upfront payments, milestone payments and royalties on sales of FDA approved products.

      Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.0 hereto constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.


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

      L-asparaginase is an enzyme which depletes the amino acid asparagine, a non-essential amino acid upon which certain leukemic cells are dependent for survival. Accordingly, the depletion of plasma asparagine levels selectively starves these leukemic cells. L-asparaginase is a component of standard pediatric ALL remission induction therapies. Unmodified L-asparaginase is currently marketed in the U.S. as Elspar(registered trademark). Erwinase(registered trademark), another form of unmodified L-asparaginase, is also available in the United States on a compassionate use basis, but is not FDA approved.

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

      ONCASPAR was launched in the United States by RPR during March 1994. The Company has granted RPR an exclusive license (the "Amended RPR License Agreement") in the United States to sell ONCASPAR, and any other PEG-asparaginase product (the "Product") developed by Enzon or RPR during the term of the Amended RPR License Agreement. Under this agreement, Enzon has received licensing payments totaling $6,000,000 and was entitled to a base royalty of 10% for the year ended December 31, 1995 and 23.5% thereafter, until 2008, on net sales of ONCASPAR up to agreed upon amounts. Additionally, the Amended RPR License Agreement provides for a super royalty of 23.5% for the year ended December 31, 1995 and 43.5% thereafter, until 2008, on net sales of ONCASPAR which exceed the agreed upon amounts, with the limitation that the total royalties earned for any such year shall not exceed 33% of net sales. The Amended RPR License Agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

      The payment of base royalties to Enzon under the Amended RPR License Agreement will be offset by an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due to RPR under the original RPR License Agreement and interest expense. Super royalties will be paid to the Company when earned. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheet as of June 30, 1996. The royalty advance will be reduced as base royalties are recognized under the agreement.

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

      In addition to pediatric ALL, L-asparaginase is used in Europe to treat adult ALL and Non-Hodgkins Lymphoma. RPR is currently conducting clinical trials to expand the use of ONCASPAR in ALL treatment beyond the hypersensitive label indication, as well as for additional indications. RPR is responsible for all future clinical development of ONCASPAR in North America.

      The Company has also granted exclusive licenses to RPR to sell ONCASPAR in Canada and Mexico. These agreements provide for RPR to obtain marketing approval of ONCASPAR in Canada and Mexico and for the Company to receive royalties on sales of ONCASPAR in these countries, if any. A separate supply agreement with RPR requires RPR to purchase from Enzon all of RPR's requirements for the Product for sales in North America.

      In November 1994, the Company received approval in Germany for therapeutic use of ONCASPAR in patients with ALL who are hypersensitive to native (unmodifed) forms of L-asparaginase. Currently, the Company is not selling ONCASPAR in Germany. The Company is pursuing marketing and distribution agreements in countries outside of North America, including Germany.

ADAGEN

      ADAGEN, the Company's first FDA approved product, is currently being used to treat 44 patients in seven countries. ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. ADAGEN's Orphan Drug designation under the Orphan Drug Act provides the Company with marketing exclusivity in the United States through March 1997. The Company believes the expiration of ADAGEN's Orphan Drug designation will not have a material impact on the sales of ADAGEN.

      ADAGEN, the enzyme adenosine deaminase ("ADA") modified through the PEG Process, was developed by the Company for the treatment of ADA deficiency associated with SCID. Commonly known as the "Bubble Boy Disease", SCID is a congenital disease that results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Injections of unmodified ADA would not be effective because of its short circulating life (less than thirty minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

      ADAGEN is being marketed on a worldwide basis and sold in the United States by the Company. Distribution of ADAGEN in Europe is being handled by a European firm. Enzon believes many newborns with ADA-deficient SCID go undiagnosed, and is therefore focusing its marketing efforts for ADAGEN on new patient identification. Its marketing efforts include educational presentations and publications designed to encourage early diagnosis and subsequent ADAGEN treatment.

      Sales of ADAGEN for the fiscal years ended June 30, 1996, 1995 and 1994 were $8,696,000, $8,305,000 and $7,601,000, respectively. Sales of ADAGEN are expected to continue to be limited due to the small patient population worldwide.

RESEARCH AND DEVELOPMENT

      The Company's primary source of new products is its internal research and development activities. Research and development expenses for the fiscal years ended June 30, 1996, 1995 and 1994 were approximately $10,124,000, $12,084,000 and $17,665,000, respectively. During fiscal 1996, research and development expenses were divided as follows: 19% for research; 49% for clinical and regulatory affairs; and 32% for pre-clinical activities.

      The Company's research and development activities during fiscal 1996 concentrated primarily on the continued development of PEG-hemoglobin, as well as work on several oncology products using the Company's Pro Drug/Transport Technology. These activities related principally to Phase I clinical testing, scale up and process development and preclinical testing.

TECHNOLOGIES AND CAPABILITIES

      The Company's technologies are focused in the area of drug delivery. The Company's PEG Modification technology is able to lower the potential immunogenicity, extend the circulating life, as well as enhance solubility of the modified compound. The Company believes its SCA and Pro Drug/Transport Technologies may be able to achieve targeting of the modified compound to the desired site in the body. It is believed that this will result in less toxicity to the surrounding tissue and an increase in the therapeutic effect due to a high concentration of the compound in the targeted tissue. The Company is currently applying its technologies to compounds with known therapeutic efficacy that suffer from delivery problems. This encompasses undeveloped compounds as well as products already on the market.

PEG MODIFICATION

      Enzon's proprietary technology, PEG Modification or the PEG Process, involves chemically attaching PEG to proteins or chemical therapeutic compounds that are difficult to deliver. PEG is a relatively non-reactive and non-toxic polymer that has been designated as a GRAS (Generally Regarded As Safe) compound and is typically used in many food and drug products. Attachment of PEG disguises the protein and reduces its recognition by the immune system, thereby generally lowering potential immunogenicity and extending its circulating life, in some cases from minutes to days. Chemical compounds have an added drawback in that they are typically water-insoluble, which makes delivery difficult, or in some cases, impossible. The Company believes the attachment of PEG to chemical substances not only disguises the chemical, thereby lowering potential immunogenicity and extending their circulatory life, but also greatly increases the solubility of these compounds. Enzon believes that compounds modified by the PEG Process may offer significant advantages over their unmodified forms. These advantages include: (i) extended circulating life, (ii) reduced incidence of allergic reactions, (iii) reduced dosages with corresponding lower toxicity without diminished efficacy, (iv) increased drug stability, and (v) enhanced drug solubility. Modification of proteins with the PEG Process often causes these proteins to have characteristics which significantly improve their therapeutic performance, and in some cases enables proteins to be therapeutically effective which, in their unmodified forms, have proven to be unacceptably toxic or non-efficacious.

      The Company and its senior scientists have developed proprietary know-how which significantly improves the PEG Process over that described in the original patent covering this technology. This proprietary know-how enables the Company to tailor the PEG Process in order to produce the targeted results for the particular substance being modified. This know-how includes, among other things, proprietary linkers for the attachment of PEG to compounds, the selection of the appropriate attachment sites on the surface of the compound, and the amount and type of PEG used. The Company has filed patent applications and has received patents for numerous improvements to the PEG Process. See "Patents".

PRO DRUG/TRANSPORT TECHNOLOGY

      The Company recently has developed technology that gives PEG-modified compounds "Pro Drug" attributes. This is accomplished by attaching PEG by means of a covalent bond that is designed to deteriorate over time, thereby releasing the therapeutic moiety in the proximity of the target tissue. These attributes could significantly enhance the therapeutic value of new chemicals, as well as drugs already marketed. The Company believes that this technology has broad usefulness and that it can be applied to a wide range of drugs, such as cancer chemotherapy agents, antibiotics, anti-fungals and immunosuppressants, as well as to proteins and peptides, including enzymes and growth factors. The markets for these drugs and biologicals have large potential patient populations.

      The Company is currently applying its Pro Drug/Transport Technology to two cancer chemotherapy agents. The Company believes that, by adjusting the way PEG is covalently attached to these drugs, PEG attachment can be used to inactivate the drugs' toxic mechanisms, while allowing them to circulate in the bloodstream for longer periods of time and enhancing their antitumor effects. Animal studies conducted by the Company thus far have demonstrated increases in the therapeutic index of both drugs. However, there can be no assurance that these advantages can be attained or that drugs based on this technology will be approved by the FDA.

      The Company has filed several patent applications relating to its Pro Drug/Transport Technology (See "Patents").


SINGLE-CHAIN ANTIGEN-BINDING (SCA) PROTEINS

      Enzon's proprietary SCA proteins are genetically engineered proteins designed to overcome the problems associated with the therapeutic uses of monoclonal antibodies. SCA proteins have the binding specificity and affinity of monoclonal antibodies, but Enzon believes that SCA proteins offer at least five significant advantages over conventional monoclonal antibodies: (i) greater tumor penetration for cancer imaging and therapy, (ii) more specific localization to target sites in the body, (iii) a significant decrease in the immunogenic problems associated with monoclonals due to the SCA protein's small size and rapid clearance from the body, (iv) easier and more cost effective scale-up for manufacturing, and (v) enhanced screening capabilities which allow for the testing of SCA proteins for desired specificities using simple screening methods. In addition to these advantages, because SCA proteins are developed at the gene level, they are better suited for targeted delivery of gene therapy vectors and fully-human SCA proteins can be isolated directly, with no need for costly "humanization" procedures. Also, many gene therapy methods require that proteins be produced in active form inside cells. SCA proteins can be produced through intracellular expression (inside cells) more readily than monoclonal antibodies.

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

      The Company intends to commercialize its SCA protein technology by licensing the technology to other companies. To date, the Company has granted SCA licenses to more than a dozen companies, including Bristol-Myers, Baxter, Eli Lilly and RPR/Gencell. These licenses generally provide for upfront payments, milestone payments and royalties on sales of FDA approved products. (See "Strategic Alliances and License Agreements").

      Currently, there are eight SCA proteins in Phase I clinical trials by various organizations including licensees and academic institutions. Some of the areas being explored are cancer therapy, cardiovascular indications and AIDS. The Company believes those organizations that have not licensed this technology will have to obtain a license from the Company to commercialize these products.

      The Company has received numerous patents for the SCA technology, the most recent of which expires in 2013 (See "Patents").

PRODUCTS AND TECHNOLOGIES UNDER DEVELOPMENT

HEMOGLOBIN BASED OXYGEN CARRIER

      Hemoglobin is the protein, encased in red blood cells, which transports oxygen throughout the body. Over the last three decades, scientists have been attempting to modify the hemoglobin molecule for use as an artificial blood substitute, to replace the use of donated whole blood. While the Company's hemoglobin-based oxygen carrier, PEG-hemoglobin, has all of the attributes of a true red blood cell substitute, the Company has chosen to develop a product that does not compete with indications for which donated whole blood is utilized for the following reasons:

      RELATIVE SAFETY OF CURRENT BLOOD SUPPLY. The implementation of stringent screening processes, which include not only the testing of collected blood to ensure it is free of all forms of HIV and hepatitis, but also careful screening of blood donors, has resulted in vast improvement in the safety of donor blood. Heat treating technologies that destroy HIV have also been implemented, prompting the FDA to deem the blood supply to be safe.

      CURRENT COST ENVIRONMENT WILL LIMIT REIMBURSEMENT OF AN ARTIFICIAL BLOOD SUBSTITUTE. Given the relative safety of the donated blood supply and the emergence of managed care and cost containment measures instituted in the U.S. health care system, obtaining reimbursement for artificial blood substitute products at a level significantly higher than the cost of donated blood will be difficult or impossible. Management believes that unless the price of blood substitute products under development are in line with the price of donated blood, it will be extremely difficult for blood substitute products to compete effectively with donated blood.

      DONATED BLOOD SUPPLY HAS REMAINED ADEQUATE. In the U.S., there generally has not been a significant shortage of donated blood, due to the sophisticated collection systems in place.

      CLINICAL ENDPOINTS FOR APPROVAL OF A BLOOD SUBSTITUTE HAVE NOT BEEN CLEARLY ESTABLISHED BY THE FDA. In 1994, the FDA published a paper entitled "Points to Consider in the Development of a Hemoglobin-Based Oxygen Carrier" that discusses the problems associated with determining clinical endpoints that will demonstrate efficacy of a hemoglobin-based oxygen carrier. The paper recommends the following indications that will simplify such endpoints: regional perfusion (radiosensitization), acute hemorrhagic shock and perioperative applications. The endpoints used for radiosensitization will be the same as the endpoints established for cytotoxic agents, a reduction in tumor size.

      These factors have resulted  in  Enzon  focusing  its  development  of  a hemoglobin-based oxygen carrier on indications where donated whole blood is unable to deliver oxygen, resulting, if such development efforts are successful, in a product which will not have to compete with donated blood. Such indications include radiosensitization (regional perfusion), stroke and ischemia. In addition, the Company believes PEG-hemoglobin could be used as a blood substitute in those countries that do not have the sophisticated blood collection systems that exist in the U.S.

      Consistent with the FDA's Points to Consider, Enzon is developing its hemoglobin-based oxygen carrier as a radiosensitizer for use in radiation treatment of solid hypoxic tumors. Preclinical studies conducted at Enzon, the University of Wisconsin School of Veterinary Medicine and Dana Farber Cancer Institute, indicate that PEG-hemoglobin may be useful in treating solid tumors which are generally hypoxic or under-oxygenated. These studies suggest that PEG-hemoglobin delivers oxygen to solid hypoxic tumors, thereby enhancing the effects of radiation therapy and significantly decreasing the size of these tumors. Preclinical studies at Dana Farber Cancer Institute have suggested that PEG-hemoglobin may also sensitize solid hypoxic tumors to chemotherapy.

      During fiscal 1996, the Company completed a Phase I safety study for PEG-hemoglobin in which 34 normal volunteers received a single dose of PEG-
hemoglobin in amounts up to 45 grams, the equivalent of 1.5 units of whole blood. This study demonstrated that PEG-hemoglobin, in its active form, circulates in the blood for approximately eleven days. The Company is currently conducting a multi-dose, multi-center clinical trial of PEG-hemoglobin in cancer patients receiving radiation treatment. Patients entering this new trial receive once-a-week infusions of PEG-hemoglobin followed by five days of radiation treatment. The protocol for this study calls for this to be repeated weekly for three weeks. The primary purpose of this trial is to evaluate safety related to multiple doses of PEG-hemoglobin and radiation therapy. It is estimated that approximately 800,000 cases of solid hypoxic tumors, such as head and neck, lung, mammary, colon, prostate, bladder, fibrous, histiocytoma, brain mastases and glioma are diagnosed each year in the United States.

      Hemoglobin by itself is very toxic and has a short circulation life. Many of the undesirable effects historically associated with hemoglobin based blood substitutes, such as vasoconstriction, kidney dysfunction and liver dysfunction, are a result of these properties. The Company believes that hemoglobin, modified through its PEG Process, will overcome the well-documented problems of toxicity and short circulating blood life associated with other forms of hemoglobin-based oxygen carriers that have been developed. The Company believes this is one of the significant advantages that PEG-hemoglobin has over other products being developed as red blood substitutes. The extended circulation life demonstrated in the Phase I safety study enables PEG-hemoglobin to be administered once a week for the radiation treatment protocol. Enzon has chosen to develop PEG-hemoglobin utilizing bovine hemoglobin, based upon its superior oxygen-carrying properties, relative stability, availability and low cost.

      The Company currently obtains its raw hemoglobin from two small colonies of animals which are isolated and receive constant veterinary care and testing, which should insure that the animals remain disease free. In addition to keeping the animals disease free, the Company's manufacturing process provides or will provide virus removal, inactivation and filtration steps. Enzon believes it can supply the potential market demand for PEG-hemoglobin through a relatively small number of animals.

      The   Company  uses  a  proprietary  process  for  the   separation   and
purification of the bovine hemoglobin and the attachment of PEG to the hemoglobin molecule.

      Enzon presently produces PEG-hemoglobin in a pilot plant at its facilities in South Plainfield, New Jersey. This plant is expected to supply the quantities of PEG-hemoglobin needed for all ongoing research and development through Phase II clinical trials. The current production schedule for PEG-hemoglobin will fully utilize the pilot facility for the foreseeable future, thus precluding the resumption of PEG-glucocerebrosidase production, which was suspended in January 1996.

      The Company estimates that development of a PEG-hemoglobin product will take several years and require substantial additional funds. There can be no assurance that a PEG-hemoglobin product can be successfully developed and brought to market. Due to the significant costs associated with the development and marketing of this product, the Company is currently exploring potential collaborative arrangements with one or more established pharmaceutical companies. To date, no such agreements have been concluded and there can be no assurance that any such agreements will be consummated. Furthermore, there can be no assurance of market acceptability of a hemoglobin-based oxygen carrier produced from bovine hemoglobin.

PRO DRUG/TRANSPORT TECHNOLOGY

      The Company is currently applying its Pro Drug/Transport Technology to two oncolytic chemical compounds, Paclitaxel (Taxol(registered trademark)) and Camptothecin, a plant alkaloid. Both of the projects are in the early research stage and neither has been selected as a candidate for full product development. Both compounds represent substances with known therapeutic efficacy that have delivery problems. Taxol, a Paclitaxel product sold by Bristol-Myers, had reported worldwide sales of $580 million in 1995. The patent for Taxol expires in the U.S. in 1997. Recently, a Taxol derivative, Taxotere(registered trademark), was approved by the FDA and is being marketed by RPR. Camptothecin is a substance that for many years has been known to be a very effective oncolytic with drug delivery problems. Recently a Camptothecin derivative, Hycamptin(trademark), was approved by the FDA and is being marketed by SmithKline Beecham. While these two new products improved the solubility and effectiveness of these substances, the Company believes that its Pro Drug/Transport Technology has additional delivery advantages over these products and could significantly increase the therapeutic value of the products.

SINGLE-CHAIN ANTIGEN-BINDING (SCA) PROTEINS

      The Company is also working on expanding the use of SCA technology in the area of gene therapy. Because SCA proteins are developed at the gene level, they are better suited for targeted delivery of gene therapy vectors and fully-human SCA proteins can be isolated directly, with no need for costly "humanization" procedures. Also, many gene therapy methods require that proteins be produced in active form inside cells. SCA proteins can be produced through intracellular expression (inside cells) more readily than monoclonal antibodies.

      The Company's efforts are designed to expand the technology and enhance the Company's patent position for its SCA technology, as opposed to internal development of products in this area.

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


CORPORATE PARTNER        AGREEMENT DATE         PRODUCT     DISEASE OR INDICATION PROGRAM STATUS

 Schering Corporation       November 1990/      PEG-INTRON A        Various        Phase I
                            June 1995                                              Clinical Trials

 Gencell Division of RPR    December 1995       SCA proteins        Gene Therapy   Research

 Baxter Healthcare          November 1992       SCA proteins        Cancer         Research
  Corporation
 Eli Lilly and Co.          December 1992       SCA proteins        Undetermined   Research

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

        INTRON A is currently approved in the United States for use in chronic hepatitis B, chronic hepatitis C, AIDS-related Kaposi's sarcoma, venereal warts and hairy cell leukemia. It is approved for use in 65 countries for a total of 16 disease indications. Schering-Plough Corporation reported 1995 INTRON A sales of $433 million worldwide. In August 1992, a Phase I human clinical trial began using PEG-INTRON A for the indication of hepatitis. The protocol for that trial was completed. Schering and Enzon amended the Schering Agreement to develop a PEG-INTRON A formulation having improved performance characteristics. Pursuant to the amended agreement, the Company has prepared and delivered several PEG-INTRON A formulations for Schering's evaluation for additional clinical trials.

      On June 30, 1995, the Company and Schering further amended the Schering Agreement pursuant to which Enzon agreed to transfer proprietary know-how and manufacturing rights for PEG-INTRON A to Schering for $3,000,000, of which $2,000,000 was paid on June 30, 1995 and $1,000,000 will be paid upon completion of the know-how transfer, as defined in such amended agreement. In connection with the amendment, the Company also sold to Schering approximately 847,000 shares of unregistered, newly issued Common Stock for $2,000,000 in gross proceeds. Under the current Schering Agreement, Enzon retained an option to become Schering's exclusive manufacturer of PEG-INTRON A for the United States market upon FDA approval of such product.

      During the year ended June 30, 1992, the Company received the first milestone payment of $450,000, under the Schering Agreement, related to the filing of an Investigational New Drug Application. Enzon is entitled to receive future sequential payments, totaling approximately $5,500,000, subject to the achievement of certain milestones in the product's development program, as well as payments for the clinical material it produces. The Company will also receive royalties on worldwide sales of PEG-INTRON A, if any. Schering will be responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis.

      The Schering Agreement terminates, on a country-by-country basis, upon the expiration of the last to expire of any future patents covering the product which may be issued to Enzon, or 15 years after the product is approved for commercial sale, whichever shall be the later to occur. This agreement is subject to Schering's right of early termination if the product does not meet specifications, if Enzon fails to obtain or maintain the requisite product liability insurance, or if Schering makes certain payments to Enzon. If Schering terminates the agreement because the product does not meet specifications, Enzon may be required to refund certain of the milestone payments.

RPR/GENCELL AGREEMENT

      In December 1995, Enzon and RPR/Gencell signed an agreement granting RPR/Gencell a worldwide, non-exclusive license to use Enzon's SCA protein technology for intracellular expression of SCA proteins and for targeted vectors in the field of cell and gene therapy. RPR/Gencell, the cell and gene therapy division of RPR, is planning to apply this technology to its IN VIVO and EX VIVO gene therapy programs in cancer, cardiovascular disease and immunology.

      Under the agreement, the Company received approximately $1,000,000 during the fiscal year ended June 30, 1996 for signing the license agreement. The
Company is also entitled to receive additional payments subject to the achievement of certain milestones in the development program, as well as a royalty on sales, if any, of products developed with this technology.

BRISTOL-MYERS AGREEMENT

      In September 1993, the Company and Bristol-Myers signed a license agreement for Enzon's SCA protein technology granting Bristol-Myers a world-wide, semi-exclusive license for a particular antigen. Bristol-Myers will apply the technology to develop cancer therapies based on antibodies targeting certain cancer cells. Under the agreement, Enzon is entitled to receive certain upfront payments and sequential payments, subject to the achievement of certain milestones in the development program. Bristol-Myers will have the right to manufacture and market products which it develops and Enzon will receive certain royalties on Bristol-Myers sales, if any. During fiscal 1995, Bristol-Myers paid $1,800,000 to Enzon and exercised an option under the contract to acquire a world-wide non-exclusive license for SCA protein technology. The non-exclusive license is for all therapeutic fields.

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

ELI LILLY (HYBRITECH) AGREEMENT

      In December 1992, Enzon and Hybritech Incorporated ("Hybritech"), a subsidiary of Eli Lilly, signed an agreement granting Hybritech a non-exclusive worldwide license to Enzon's SCA protein technology. Hybritech subsequently assigned this agreement to Eli Lilly. Under the agreement, Enzon received upfront payments totaling $1,200,000 and is entitled to receive certain royalties on sales of products that may be developed using Enzon's SCA protein technology.

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

      With respect to Enzon's manufacturing facilities, prior to the approval of both ADAGEN and ONCASPAR, the Company's manufacturing facility was inspected by the FDA for compliance with its guidelines for current good manufacturing practices. The manufacturing facility was granted an establishment license by the FDA in February 1994.

      The Company currently obtains its raw hemoglobin from two small colonies of animals which are isolated and receive constant veterinary care and testing, which should insure that the animals remain disease free. In addition to keeping the animals disease free, the Company's manufacturing process provides or will provide virus removal, inactivation and filtration steps. Enzon believes it can supply the potential market demand for PEG-hemoglobin through a relatively small number of animals.

      Although the Company is currently producing many of the unmodified compounds utilized in products it has under development, including purified bovine hemoglobin for use in its PEG-hemoglobin product, it may be required to obtain supply contracts with outside suppliers for certain unmodified compounds. The Company does not produce the unmodified adenosine deaminase used in the manufacture of ADAGEN or the unmodified L-asparaginase used in the manufacture of ONCASPAR and has a supply contract with an outside supplier for each of these unmodified proteins. The supply contract for unmodified L-asparaginase which expires in December 1997, contains minimum purchase requirements. Schering is required under the Schering Agreement to provide the Company with unmodified INTRON A if the Company exercises its option to manufacture PEG-INTRON A for the United States market.

      During the fiscal year ended June 30, 1996, the Company wrote-off approximately $351,000 of unmodified L-asparaginase purchased under its supply contract. The Company also paid a penalty of $350,000 related to the satisfaction of its purchase requirements for the calendar year ended December 31, 1995. While it is possible that the Company may incur similar losses on its remaining purchase commitments under this supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including but not limited to potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment.

      Delays in obtaining or an inability to obtain any unmodified compound which the Company does not produce, including unmodified adenosine deaminase or L-asparaginase, could have a material adverse effect on the Company. In the event the Company is required to locate an alternate supplier for an unmodified compound utilized in a product which is being sold commercially or which is in clinical development, the Company will likely be required to do additional testing, which could cause delay and additional expense, to demonstrate that the alternate supplier's material is biologically and chemically equivalent to the unmodified compound previously used. Such evaluations could include one or all of the following: chemical, pre-clinical and clinical studies. Requirements for such evaluations would be determined by the stage of the product's development and the reviewing division of the FDA. If such alternate material is not demonstrated to be chemically and biologically equivalent to the previously used unmodified compound, the Company will likely be required to repeat some or all of the pre-clinical and clinical trials with such compound. The marketing of an FDA approved drug could be disrupted while such tests are conducted. Even if the alternate material is shown to be chemically and biologically equivalent to the previously used compound, the FDA may require the Company to conduct additional clinical trials with such alternate material.

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

      ADAGEN was approved by the FDA in March 1990. ONCASPAR was approved by the FDA in February 1994 and in Germany in November 1994 for patients with ALL who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. Except for these approvals, none of the Company's other products have been approved for sale and use in humans in the United States or elsewhere. Difficulties or unanticipated costs may be encountered by the Company or its licensees or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude the Company or its licensees or marketing partners from marketing their products.

      With respect to patented products, delays imposed by the government approval process may materially reduce the period during which the Company will have the exclusive right to exploit them. See "Patents".

COMPETITION

      Many established biotechnology and pharmaceutical companies with greater resources than the Company are engaged in activities that are competitive with those of Enzon and may develop products or technologies which compete with those of the Company. Although Enzon believes that the experience of its personnel in biotechnology, the patents which have been licensed by or issued to the Company and the proprietary know-how developed by the Company provide it with a competitive advantage in its field, there can be no assurance that the Company will be able to maintain any competitive advantage, should it exist, in view of the greater size and resources of many of the Company's competitors.

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

      Prior to the development of ADAGEN, the Company's first FDA approved product, the only treatment available to patients afflicted with SCID was a bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. More recently, researchers at the NIH have been attempting to treat SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express permanently and at normal levels, adenosine deaminase, the deficient enzyme in people afflicted with SCID. To date, gene therapy clinical trials have not been conclusive. Those patients currently being treated with gene therapy have continued to be treated with ADAGEN.

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

      Several companies are actively pursuing the development of agents to increase the oxygen level in solid tumors and thereby enhance the efficacy of radiation and/or chemotherapy that could compete with PEG-hemoglobin. Some of these agents are also being tested in clinical trials. In addition, many conventional cytotoxic agents are currently used in combination with each other and/or with radiation to give additive or synergistic anti-cancer effects.

      Hyperbaric oxygen chambers have been used clinically to increase the oxygen content of tumors and thereby improve the effectiveness of radiation therapy. However, this method is relatively costly and cumbersome, and is therefore not widely practiced. Compounds that decrease the affinity of hemoglobin for oxygen and thereby increase the level of free oxygen in the blood have been known for some time. At least one such "synthetic allosteric modifier" compound is reportedly being studied in clinical trials for its ability to increase the level of oxygen in tumors, which could enhance the efficacy of radiation therapy and/or chemotherapy. Compounds that inhibit the ability of cancer cells to repair radiation damage to their DNA are also known, and one such compound is reportedly in clinical trials as an adjunct to radiation therapy.

      The Company believes that PEG-hemoglobin, due to its long circulation life, will deliver more oxygen to hypoxic tumors than the products currently under development and therefore, in combination with radiation, should result in greater reduction in tumor size.

      Companies are also actively pursuing the development of hemoglobin-based oxygen carriers for use as a blood substitute and certain of these products are currently also being tested in clinical trials. Companies developing hemoglobin-based products have researched the use of human, bovine, genetically engineered and transgenic hemoglobin. Each source of hemoglobin has various problems associated with it. Currently, the Company believes that none of the other companies developing hemoglobin-based oxygen carriers as blood substitutes are pursuing a radiosensitization indication.

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

      There are several technologies which compete with the Company's SCA technology, including chimeric antibodies, humanized antibodies, human monoclonal antibodies, recombinant antibody FAB fragments, low molecular weight peptides and mimetics. These competing technologies can be categorized into two areas: (i) those modifying the monoclonal to minimize immunological reaction to a foreign protein, which is the strategy employed with chimerics, humanized antibodies and human monoclonal antibodies, and (ii) those creating smaller portions of the monoclonal which are more specific to the target and have fewer side effects, as is the case with FAB fragments and low molecular weight peptides. Enzon believes that the smaller size of its SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and cause a significant decrease in the immunogenic problems associated with conventional monoclonal antibodies. A number of companies have active programs in SCA proteins. The Company believes that its patent position on SCA proteins will require these other companies to obtain licenses from Enzon in order to commercialize their products, but there can be no assurance that this will prove to be the case.

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

      The original PEG Process patent which was licensed from Research Technologies Corp. is due to expire in December 1996. The Company has made significant improvements to the original PEG Process and has applied for and received numerous patents for such improvements. The Company believes, based on new patents received and applications pending, that this expiration will not have a material impact on its business.

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

      In November 1993, Enzon and Creative signed collaborative agreements in the field of Enzon's SCA protein technology and Creative's Biosynthetic Antibody Binding Site (BABS(trademark)) protein technology. Under the agreements, each company is free, under a non-exclusive, worldwide license, to develop and sell products utilizing the technology claimed by both companies' antibody engineering patents, without paying royalties to the other. Each is also free to market products in collaboration with third parties, but the third parties will be required to pay royalties on products covered by the patents which will be shared by the companies, except in certain instances. Enzon has the exclusive right to market licenses under both companies' patents other than to Creative's collaborators. In addition, the agreements provide for the release and discharge by each company of the other, from any and all claims based on past infringement of the technology which is the subject of the agreements. The agreement also provides for any future disputes between the companies, regarding new patents in the area of engineered monoclonal antibodies, to be resolved pursuant to agreed upon procedures.

      Although the Company believes that its patents provide adequate protection for the conduct of its business as described herein, there can be no assurance that such patents will be of substantial protection from competing products, will not be challenged or declared invalid, or that additional United States patents or foreign patent equivalents will be issued to the Company.


EMPLOYEES

      As of June 30, 1996, Enzon employed 101 persons, of whom 47 were engaged in research and development activities, 33 were engaged in manufacturing, and 21 were engaged in administration and management. As of June 30, 1996, the Company had 20 employees who hold Ph.D. degrees. The Company believes that it has been highly successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by a collective bargaining agreement. All of the Company's employees are covered by confidentiality agreements. Enzon considers relations with its employees to be good.

ITEM 2. PROPERTIES

      The Company owns no real property. The following are all of the facilities that Enzon currently leases:



                                    APPROX.         APPROX.
                    PRINCIPAL       SQUARE          ANNUAL         LEASE
  LOCATION         OPERATIONS       FOOTAGE          RENT       EXPIRATION

 20 Kingsbridge RoadResearch        56,000        $496,000(1)      June 15, 2007
  Piscataway, NJ   & Development &
                    Administrative

 40 Cragwood Road Research &        88,000         814,000(2)      December 31, 1998
  S. Plainfield, NJDevelopment, Pilot
                  Scale Manufacturing

 300 Corporate Ct.Manufacturing     24,000         183,000         November 30, 1998
  S. Plainfield, NJ

(1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $496,000 to $581,000.

(2) Net of subrental income of $221,000; the sublease is for approximately 27,412 square feet.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the trading symbol "ENZN".

      The following table sets forth the high and low sale prices for the Common Stock for the years ended June 30, 1996 and 1995, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail mark-ups, mark downs or commissions, and may not necessarily reflect actual transactions.

                              HIGH  LOW
      Year Ended June 30, 1996
        First Quarter          4 1/8 2 3/16
        Second Quarter         3 7/8 1 15/16
        Third Quarter          5 1/2 2 1/8
        Fourth Quarter         4 5/8 2 3/4

      Year Ended June 30, 1995
        First Quarter         3 1/4 2 1/8
        Second Quarter        3 1/8 1 1/2
        Third Quarter         2 1/2 1 11/16
        Fourth Quarter        2 7/8 1 3/4


      As of September 17, 1996 there were 3,021 holders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

      Set forth below is the selected financial data for the Company for the five fiscal years ended June 30, 1996.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                  YEAR  ENDED  JUNE 30,


                      1996         1995           1994           1993           1992

Revenues     $ 12,681,281  $ 15,826,437   $ 14,797,499  $   8,414,349    $   5,684,944
Net  Loss    $ (5,175,279) $ (6,291,491)  $(16,495,226)  $(24,601,310)    $(28,182,829)
Net  Loss
per Share    $      (.20)  $       (.26)  $       (.71)  $      (1.15)    $      (1.46)



Dividends on
  Common Stock        None         None           None           None             None


CONSOLIDATED BALANCE SHEET DATA:

                                          JUNE 30,


                      1996         1995           1994           1993             1992

Total Assets   $21,963,856  $19,184,042    $20,543,252    $33,920,859      $39,310,862
Long-Term
 Obligations $       1,728$       4,076   $    115,733   $    141,772     $    232,958


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994

      REVENUES. Revenues for the year ended June 30, 1996 decreased by 20% to $12,681,000 as compared to $15,826,000 for fiscal 1995. The components of revenues are sales, which consist of sales of the Company's products and royalties on the sale of such products by others, and contract revenues. Sales decreased by 5% to $10,502,000 for the year ended June 30, 1996 as compared to $11,024,000 for the prior year. The decrease was principally due to an absence of any shipments of PEG-INTRON A to the Company's collaborative partner, Schering, during the year ended June 30, 1996 compared to shipments of approximately $1,135,000 recorded during the year ended June 30,1995. In June 1995, the Company amended its agreement with Schering and agreed to transfer the know-how and manufacturing rights for PEG-INTRON A to Schering. It is anticipated that Schering will manufacture all future clinical trial material. Enzon has the option to manufacture PEG-INTRON A for the U.S. market upon FDA approval, should it occur. This decrease was offset in part by increased ADAGEN sales of approximately $391,000 and increased revenues from ONCASPAR, which is marketed by RPR, of approximately $249,000. The Company expects sales of ADAGEN to increase at comparable rates as those achieved during the last two years as additional patients are treated. The Company also anticipates moderate growth of ONCASPAR sales to RPR and increased royalties on RPR sales of ONCASPAR. Currently RPR is conducting clinical trials to expand the use of ONCASPAR beyond its current FDA approved indication which could also result in additional revenues from this product. The Company is also pursuing licensing agreements for the sale of ONCASPAR outside of North America. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN will be achieved or maintained. ADAGEN sales for the year ended June 30, 1996 and 1995 were $8,696,000 and $8,305,000, respectively. Contract revenue for the year ended June 30, 1996 decreased by 55% to $2,179,000, as compared to $4,802,000 for fiscal 1995. The decrease was principally due to a payment of $2,000,000 recorded during the prior fiscal year from Schering related to the amendment of the Company's PEG-Intron A license with Schering. During the years ended June 30, 1996 and 1995, the Company had export sales of $2,270,000 and $2,105,000, respectively. Sales in Europe were $1,858,000 and $1,841,000 for the years ended June 30, 1996 and 1995, respectively.

      Revenues for the fiscal year ended June 30, 1995 increased by 7% to $15,826,000 as compared to $14,797,000 for fiscal 1994. Sales increased by 35% to $11,024,000 for the year ended June 30, 1995 as compared to $8,182,000 for the prior year, due to the shipments of clinical material to Schering of approximately $1,135,000, an increase in sales of ADAGEN of $704,000 due to an increase in patients receiving the product and increased ONCASPAR revenues from RPR of approximately $1,129,000. ADAGEN sales for the years ended June 30, 1995 and 1994 were $8,305,000 and $7,601,000, respectively. Contract revenue for the year ended June 30, 1995 decreased by 27% to $4,802,000, as compared to $6,616,000 for fiscal 1994. The decrease was principally due to a one time payment received during fiscal 1994 from RPR related to the FDA approval of ONCASPAR. The decrease was offset in part by a payment of $1,800,000 recorded in fiscal 1995 from Bristol-Myers related to the exercise of its option under an agreement dated September 1993, to acquire a worldwide non-exclusive license for all therapeutic indications for the Company's SCA protein technology and $2,000,000 received related to the amendment of the Company's agreement with Schering. During the fiscal years ended June 30, 1995 and 1994, the Company had export sales of $2,105,000 and $2,085,000, respectively. Sales in Europe were $1,841,000 and $1,957,000 for the years ended June 30, 1995 and 1994, respectively.

      COST OF SALES. Cost of sales, as a percentage of sales, increased to 34% for the year ended June 30, 1996 as compared to 26% for fiscal 1995. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the supply agreement (see Note 5 to the Consolidated Financial Statements), the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including but not limited to potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment.

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

      RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended June 30, 1996 decreased by 16% to $10,124,000 from $12,084,000 for the year ended June 30, 1995. This decrease was primarily due to reductions in personnel, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits totaling approximately $1,150,000 and other cost containment measures taken by the Company.

      Research and development expenses in fiscal 1995 decreased by 32% to $12,084,000 as compared to $17,665,000 in fiscal 1994. The decrease was principally due to (i) reductions in personnel, principally in the clinical and scientific administration areas, and related costs such as payroll taxes and benefits totaling approximately $2,124,000, (ii) decreased research facility and occupancy costs of $1,150,000, (iii) the charging of $832,000 in idle capacity to cost of sales, rather than research and development, as was the case in the first nine months of fiscal 1994, and (iv) other cost containment measures implemented by the Company. The decreases in research facility and occupancy costs related to a one time credit received from one of the Company's landlords, the sublease of certain facilities and the termination of one of the Company's long-term facility leases and the resulting consolidation of its operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended June 30, 1996 decreased by 13% to $6,011,000 from $6,916,000 for the year ended June 30, 1995. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits of approximately $510,000, (ii) a reduction in facility and occupancy costs of approximately $486,000, and (iii) other cost containment measures taken by the Company.

      Selling, general and administrative expenses for fiscal 1995 decreased by 41% to $6,916,000 from $11,710,000 for fiscal 1994. The decrease was due to
(i) reductions in personnel and related costs, such as payroll taxes and benefits of approximately $2,690,000, (ii) a decrease in marketing and advertising costs for ONCASPAR as a result of the Company's license agreement with RPR totaling $291,000, and (iii) other cost containment measures taken by the Company. Under the Company's exclusive U.S. marketing rights license, RPR is responsible for all marketing and advertising costs related to ONCASPAR.

      RESTRUCTURING EXPENSE. During the year ended June 30, 1995, the Company recorded a restructuring expense related to a reduction in its workforce and the termination of a long-term facility lease.

      OTHER INCOME/EXPENSE. Other income/expense increased by $829,000 to $1,823,000 for the year ended June 30, 1996 as compared to $994,000 last year. The increase was due principally to the recognition as other income of approximately $1,313,000 representing the unused portion of an advance received under a development and license agreement with Sanofi. During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has recognized as other income the amount due Sanofi previously recorded as a current liability. Other income/expense in the prior year principally consisted of a one-time insurance payment.

      Other income/expense increased to $994,000 for fiscal 1995 as compared to $250,000 for fiscal 1994. The increase was principally due to an insurance settlement of $645,000 received during fiscal 1995 related to ADAGEN that was destroyed in shipment.

      The Company will adopt the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" as of July 1, 1996. This statement is not expected to have a material impact on the Company's consolidated financial statements.

      The Company anticipates electing to continue its current accounting methodology regarding stock options granted to employees and will add the required additional footnote disclosures prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in its consolidated financial statements for the year ending June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Enzon had $12,666,000 in cash and cash equivalents as of June 30, 1996. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

      The Company's cash reserves as of June 30, 1996 increased by $4,563,000 from June 30, 1995. The increase in cash reserves reflects approximately $9,444,000 in net proceeds (after payment of related expenses) received from the Company's private placement of its Common Stock, Series B Convertible Preferred Shares ("Series B Preferred Shares") and warrants to purchase Common Stock in January 1996 and the private placement of its Common Stock, Series C Convertible Preferred Shares ("Series C Preferred Shares") and warrants to purchase Common Stock in March 1996. This increase was offset in part by the funding of operations.

      The Company's Amended RPR License Agreement for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received from RPR in January 1995. Royalties due under the Amended RPR License Agreement will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated balance sheets and will be reduced as royalties are recognized under the agreement. Through June 30, 1996, an aggregate of $1,045,000 in royalties payable by RPR has been offset against the original credit.

      As of June 30, 1996, 940,808 shares of Series A Cumulative Convertible Preferred Shares ("Series A Preferred Shares") had been converted into 3,093,411 shares of Common Stock. Accrued dividends on the converted Series A Preferred Shares in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Shares. As of June 30, 1996, there were $1,367,000 of accrued and unpaid dividends on the Series A Preferred Shares. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Shares at the rate of $218,000 per year. As of June 30, 1996, there had been no conversion of the Series B Preferred Shares or Series C Preferred Shares. Neither the Series B Preferred Shares nor the Series C Preferred Shares carry stated dividends.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

      The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 3, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
        AND REPORTS ON FORM 8-K

      (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

      (a)(3) and (c).   Exhibits  (numbered  in  accordance  with  Item  601 of
Regulation S-K).


       Exhibit                                                                                   Page Number or
       NUMBER           DESCRIPTION                                                             Incorporation BY
                                                                                                    REFERENCE
                3(i) Certificate of Incorporation, as amended                                              ####
               3(ii) By-laws, as amended                                                                 *(4.2)
                10.0 Employment Agreement dated March 25, 1994 with Peter G. Tombros                   #(10.17)
                10.1 Form of Change of Control Agreements dated as of January 20, 1995
                     entered into with the Company's Executive Officers                                 |(10.2)
                10.2 Lease - 300-C Corporate Court, South
                        Plainfield, New Jersey                                                        ***(10.3)
                10.3 Modification of Lease - 300-C Corporate Court, South Plainfield
                        New Jersey                                                                     ++(10.3)
                10.4 Lease Termination Agreement dated March 31, 1995 for
                       20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey              |(10.6)
                10.5 Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
                       Piscataway, New Jersey                                                           |(10.7)
                10.6 Form of Lease - 40 Cragwood Road, South
                        Plainfield, New Jersey                                                       ****(10.9)
                10.7 Lease 300A-B Corporate Court, South Plainfield, New Jersey                      +++(10.10)
                10.8 Stock Purchase Agreement dated March 5, 1987
                        between the Company and Eastman Kodak Company                                ****(10.7)
                10.9 Amendment dated June 19, 1989 to Stock Purchase
                        Agreement between the Company and
                        Eastman Kodak Company                                                         **(10.10)
               10.10 Form of Stock Purchase Agreement between the Company and the purchasers of the Series A Cumulative
                        Convertible Preferred Stock                                                    +(10.11)
               10.11 Amendment to License Agreement and Revised License Agreement
                        between the Company and RCT dated
                        April 25, 1985                                                               ++++(10.5)
               10.12 Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
                        Corporation                                                                   **(10.14)
               10.13 License Agreement dated September 7, 1989 between the Company
                        and Research Corporation Technologies, Inc.                                   **(10.15)
               10.14 Master Lease Agreement and Purchase Leaseback Agreement dated
                        October 28, 1994 between the Company and Comdisco, Inc.                       ##(10.16)
               10.15 Amendment dated as of May 15, 1995 to Employment Agreement with
                        Peter G. Tombros                                                              ||(10.17)

               10.16 Stock Purchase Agreement dated as of June 30, 1995                                     |||
               10.17 Securities Purchase Agreement dated as of January 31, 1996                             |||
               10.18 Registration Rights Agreements dated as of January 31, 1996                            |||
               10.19 Warrants dated as of February 7, 1996 and issued pursuant to the
                     Securities                                                                             |||
                       Purchase Agreement dated as of January 31, 1996
               10.20 Securities Purchase Agreement dated as of March 15, 1996                              ####
               10.21 Registration Rights Agreement dated as of March 15, 1996                              ####
               10.22 Warrant dated as of March 15, 1996 and issued pursuant to the                         ####
                     Securities Purchase Agreement dated as of March 15, 1996
                21.0 Subsidiaries of Registrant                                                             ###
                23.0 Consent of KPMG Peat Marwick LLP                                                       ###
                27.0 Financial Data Schedule                                                                ###
                99.0 Additional Exhibits                                                                         ###

###         Filed herewith.

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

## Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference thereto.

| Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.

|| Previously filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference thereto.

||| Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference thereto.

#### Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference thereto.

      (b)   Reports on Form 8-K

      On June 25, 1996, the Company filed with the Commission a Current Report on Form 8-K dated June 10, 1996 relating to the exercise by the Company of a warrant to purchase 150,000 shares of Neoprobe Corporation common stock. (Item
5).

      On May 29, 1996, the Company filed with the Commission a Current Report on Form 8-K dated May 20, 1996 relating to the Company's Phase Ib clinical trials. (Item 5).

      On April 30, 1996, the Company filed with the Commission a Current Report on Form 8-K dated January 11, 1996 relating to the Company's receipt of two additional United States patents for PEG-hemoglobin. (Item 5).

      On April 24, 1996, the Company filed with the Commission a Current Report on Form 8-K dated January 11, 1996 relating to changes in the Company's board, the formation of a Steering Committee and an inquiry from NASDAQ. (Item 5).

                                  Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENZON, INC.


Dated: September 27, 1996                   /S/ PETER G. TOMBROS
                                            By:   Peter G. Tombros
                                            President and Chief
                                             Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      NAME                            TITLE                       DATE


/S/ PETER G. TOMBROS          President, Chief Executive    September 27, 1996
Peter G. Tombros               Officer and Director
                               (Principal Executive Officer)

/S/ KENNETH J. ZUERBLIS       Vice President, Finance       September 27, 1996
Kenneth J. Zuerblis             and Chief Financial Officer
                               (Principal Financial and
                                Accounting Officer)

/S/ RANDY H. THURMAN          Chairman of the Board         September 27, 1996
Randy H. Thurman

/S/ ROSINA B. DIXON           Director                      September 27, 1996
Rosina B. Dixon

/S/ ROBERT LEBUHN             Director                      September 27, 1996
Robert LeBuhn

/S/ A.M. "DON" MACKINNON      Director                      September 27, 1996
A.M. "Don" MacKinnon

                         ENZON, INC. AND SUBSIDIARIES



                                     Index

                                                                        PAGE

Independent Auditors' Report                                         F-2

Consolidated Financial Statements:
      Consolidated Balance Sheets - June 30, 1996 and 1995           F-3
      Consolidated Statements of Operations - Years ended
        June 30, 1996, 1995 and 1994                                 F-4
      Consolidated Statements of Stockholders' Equity -
       Years ended June 30, 1996, 1995 and 1994                      F-5
      Consolidated Statements of Cash Flows - Years ended
        June 30, 1996, 1995 and 1994                                 F-7
      Notes to Consolidated Financial Statements - Years
        ended June 30, 1996, 1995 and 1994                           F-8

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Enzon, Inc.:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                      /s/KPMG PEAT MARWICK LLP
                                                      KPMG Peat Marwick LLP



New York, New York
September 24, 1996

                         ENZON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            June 30, 1996 and 1995

ASSETS                                                                                  1996                            1995
Current assets:
  Cash and cash equivalents                                        $12,666,050        $8,102,989
  Accounts receivable                                                2,123,691         2,362,277
  Inventories                                                          985,378           792,453
  Accrued interest receivable                                           50,587             9,674
  Prepaid expenses                                                     383,731           175,552
     Total current assets                                           16,209,437        11,442,945
Property and equipment                                              15,640,823        15,758,058
  Less accumulated depreciation and amortization                    11,617,690         9,968,024

                                                                     4,023,133         5,790,034
Other assets:
  Investments                                                           78,293            78,616
  Deposits and deferred charges                                         55,945            46,627
  Patents, net                                                        1,597,048        1,825,820
                                                                      1,731,286        1,951,063

Total assets                                                        $21,963,856      $19,184,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $2,078,924      $1,561,968
   Accrued expenses                                                    4,387,052       4,045,302
   Other accrued liabilities - due to Sanofi                              -            1,312,829
       Total current liabilities                                       6,465,976       6,920,099
   Accrued rent                                                          980,908       1,006,508
   Royalty advance - RPR                                               1,600,786       2,955,841
   Other liabilities                                                       1,728           4,076

                                                                       2,583,422       3,966,425

Commitments and contingencies

Stockholders' equity:

   Preferred stock-$.01 par value, authorized 3,000,000 shares;
    issued and outstanding 169,000 shares in 1996 and 109,000 in 1995
    (liquidation preferences aggregating $8,725,000 in 1996 and
     $2,725,000 in 1995)                                                   1,690            1,090
   Common stock-$.01 par value, authorized 40,000,000 shares; issued and outstanding 27,706,396 shares in 1996 and 26,328,874 shares in
   1995                                                                  277,064          263,289
   Additional paid-in capital                                        121,272,024      111,494,180
   Accumulated deficit                                              (108,636,320)    (103,461,041)

Total stockholders' equity                                            12,914,458        8,297,518
Total liabilities and stockholders' equity                           $21,963,856      $19,184,042

The accompanying notes are an integral part of these consolidated financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended June 30, 1996, 1995 and 1994




                                                          YEARS ENDED JUNE 30,

                                                    1996               1995         1994


Revenues
  Sales                                            $10,501,985     $11,024,432     $8,181,999
  Contract revenue                                   2,179,296       4,802,005      6,615,500

     Total revenues                                 12,681,281      15,826,437     14,797,499

Costs and expenses
   Cost of sales                                     3,545,341       2,918,737      2,168,398
   Research and development expenses                10,123,525      12,083,960     17,665,014
   Selling, general and administrative expenses      6,010,639       6,916,393     11,709,735
   Restructuring expense                                 -           1,192,971           -


     Total costs and expenses                       19,679,505      23,112,061     31,543,147

       Operating loss                               (6,998,224)     (7,285,624)   (16,745,648)

Other income (expense)
   Interest and dividend income                        449,855         236,848        306,381
   Interest expense                                    (12,886)         (3,988)       (19,068)
   Other                                             1,385,976         761,273        (36,891)
                                                     1,822,945         994,133        250,422
      Net loss                                     ($5,175,279)    ($6,291,491)  ($16,495,226)

Net loss per common share                             ($0.20)          ($0.26)         (0.71)

Weighted average number of common
  shares outstanding during the period              26,823,142      25,184,718     23,646,061






         The accompanying notes are an integral part of these consolidated financial statements.

                              ENZON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Years ended June 30, 1996, 1995 and 1994


                                                         PREFERRED STOCK

                                                Amount                 Number
                                              Per Share              of Shares           Par Value
Balance, July 1, 1993                                              117,000                 $1,170
Common stock issued for exercise                 -                     -                     -
 of non-qualified stock options
Common stock issued on conversion of           25.00                (8,000)                  (80)
preferred stock
Dividends issued on preferred stock                    -               -                      -
Proceeds from public offering on                       -               -                      -
 April 22, 1994
Compensation expense related to vesting                -               -                      -
of stock options
Common stock issued for acquisition of                 -               -                      -
Enzon Labs Inc.
Issuance of common stock warrants for                  -               -                      -
Enzon Labs Inc.
Net loss                                               -               -                      -
Balance, June 30, 1994                                            109,000                   1,090
Compensation expense related to vesting                -               -                      -
of stock options
Proceeds from public shelf offering                    -               -                      -
Common stock issued for building                       -               -                      -
purchase option
Common stock issued to Schering                        -               -                      -
  Corporation
Common stock issued for acquisition                    -               -                      -
 of Enzon Labs Inc.
Issuance of common stock warrants for                  -               -                      -
  Enzon Labs Inc.
Net loss                                               -               -                      -
Balance, June 30, 1995 carried forward                            109,000                  $1,090

The accompanying notes are an integral part of these consolidated financial statements.
                                        (continued)

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended June 30, 1996, 1995 and 1994


                                                         COMMON STOCK

                                                     Amount                     Number
                                                    Per Share                  of Shares                Par Value
Balance, July 1, 1993                                                     23,471,537                    $234,715
Common stock issued for exercise                      $4.12                  140,850                       1,409
 of non-qualified stock options
Common stock issued on conversion of                   9.10                   21,978                         220
preferred stock
Dividends issued on preferred stock                    9.10                    7,032                          70
Proceeds from public offering on                       2.55                  785,358                       7,854
April 22, 1994
Compensation expense related to vesting                 -                        -                           -
of stock options
Common stock issued for acquisition of                8.88                       503                           5
Enzon Labs Inc.
Issuance of common stock warrants for                 2.02                       -                           -
Enzon Labs Inc.
Net loss                                                -                        -                           -
Balance, June 30, 1994                                                    24,427,258                     244,273
Compensation expense related to vesting                 -                        -                           -
of stock options
Proceeds from public shelf offering                   2.06                   954,000                       9,540
Common stock issued for building purchase             2.25                   100,000                       1,000
option
Common stock issued to Schering                       2.36                   847,489                       8,475
  Corporation
Common stock issued for acquisition                   8.88                       127                           1
 of Enzon Labs Inc.
Issuance of common stock warrants for                 2.02                       -                           -
  Enzon Labs Inc.
Net loss                                                -                        -                           -
Balance, June 30, 1995 carried forward                                    26,328,874                    $263,289

The accompanying notes are an integral part of these consolidated financial statements.

                                    (continued)

                                  ENZON, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            Years ended June 30, 1996, 1995 and 1994




                                                  Additional             Accumulated Deficit
                                                paid-in Capital                                          Total
Balance, July 1, 1993                                 $105,068,743            ($80,610,324)            $24,694,304
Common stock issued for exercise                           578,942                  -                      580,351
 of non-qualified stock options
Common stock issued on conversion of                         (140)                  -                         -
preferred stock
Dividends issued on preferred stock                         63,921                 (64,000)                    (9)
Proceeds from public offering on                         1,624,025                  -                    1,631,879
 April 22, 1994
Compensation expense related to vesting                    179,465                  -                      179,465
of stock options
Common stock issued for acquisition of                       4,459                  -                        4,464
Enzon Labs Inc.
Issuance of common stock warrants for                          835                  -                          835
Enzon Labs Inc.
Net loss                                                         -             (16,495,226)            (16,495,226)
Balance, June 30, 1994                                 107,520,250             (97,169,550)             10,596,063
Compensation expense related to vesting                     31,535                  -                       31,535
of stock options
Proceeds from public shelf offering                      1,742,524                  -                    1,752,064
Common stock issued for building                           224,000                  -                      225,000
purchase option
Common stock issued to Schering                          1,974,575                  -                    1,983,050
  Corporation
Common stock issued for acquisition                          1,126                  -                        1,127
 of Enzon Labs Inc.
Issuance of common stock warrants for                          170                  -                          170
  Enzon Labs Inc.
Net loss                                                         -              (6,291,491)             (6,291,491)
Balance, June 30, 1995 carried forward                $111,494,180           ($103,461,041)             $8,297,518

The accompanying notes are an integral part of these consolidated financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1996, 1995 and 1994


                                                         PREFERRED STOCK

                                                     Amount                     Number                Par
                                                    Per Share                  of Shares             Value
Balance, June 30, 1995 brought forward                                       109,000            $1,090
Common stock issued for exercise                        -                          -                -
 of non-qualified stock options
Issuance of common stock warrants                       -                          -                -
Proceeds from private placement,                     100.00                   40,000               400
January 1996
Proceeds from private placement,                     100.00                   20,000               200
March 1996
Consulting expense for issuance of                      -                          -                -
 stock options
Donation of common stock                                -                          -                -
Net loss                                                -                          -                -
Balance, June 30, 1996                                                       169,000            $1,690





The accompanying notes are an integral part of these consolidated financial statements.

                    (continued)

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   Years ended June 30, 1996, 1995 and 1994


                                                         COMMON STOCK

                                                     Amount                     Number                Par
                                                    Per Share                  of Shares             Value
Balance, June 30, 1995 brought forward                                       26,328,874            $263,289
Common stock issued for exercise                      2.54                       15,980                 160
 of non-qualified stock options
Issuance of common stock warrants                       -                          -                   -
Proceeds from private placement,                      2.74                    1,094,890              10,949
January 1996
Proceeds from private placement,                      3.75                      266,667               2,666
March 1996
Consulting expense for issuance of                      -                          -                   -
 stock options
Donation of common stock                                -                          (15)                -
Net loss                                                -                          -                   -
Balance, June 30, 1996                                                      27,706,396             $277,064

The accompanying notes are an integral part of these consolidated financial statements.

                     (continued)

                         ENZON, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1996, 1995 and 1994




                                                   Additional             Accumulated Deficit
                                                 paid-in Capital                                          Total
Balance, June 30, 1995 brought forward            $111,494,180                ($103,461,041)           $8,297,518
Common stock issued for exercise                        40,376                      -                      40,536
 of non-qualified stock options
Issuance of common stock warrants                      246,000                      -                     246,000
Proceeds from private placement,                     6,661,006                      -                   6,672,355
January 1996
Proceeds from private placement,                     2,768,920                      -                   2,771,786
March 1996
Consulting expense for issuance of                      61,542                      -                      61,542
 stock options
Donation of common stock                                -                           -                          -
Net loss                                                -                        (5,175,279)           (5,175,279)
Balance, June 30, 1996                            $121,272,024                ($108,636,320)          $12,914,458

The accompanying notes are an integral part of these consolidated financial statements.

                                  ENZON, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended June 30, 1996, 1995 and 1994

                                                                            YEARS ENDED JUNE 30,
                                                                1996                      1995               1994
Cash flows from operating activities:
Net loss                                                       ($5,175,279)        ($6,291,491)         ($16,495,226)
Adjustments to reconcile net loss to net cash used
 in operating activities:
 Decrease in liability recognized pursuant to Sanofi Agreement  (1,312,829)                -                 -
   Depreciation and amortization                                 2,051,735           2,477,671             2,796,654
   Reserve for shutdown Enzon Labs Inc.                              -                 (71,743)           (1,203,563)
   Loss on retirement of assets                                     69,444               9,003                38,868
   Non-cash expense for issuance of stock options                   61,542              31,535               179,465
   Non-cash portion of restructuring expense                         -               1,100,094               -
   Changes in assets and liabilities:
   Decrease (increase) in accounts receivable                      238,586            (433,824)             (313,141)
    (Increase) decrease in inventories                            (192,925)            147,370               117,614
    (Increase) decrease in accrued interest receivable             (40,913)             (4,489)              151,611
    (Increase) decrease in prepaid expenses                       (208,179)            (68,222)              222,179
    Decrease (increase) in cash surrender value of life insurance     -                 67,871               (66,148)
    (Increase) decrease in other assets                             (8,995)            126,448                 5,303
    Increase (decrease) in accounts payable                        516,956            (857,603)              407,433
    Increase (decrease) in accrued expenses                        589,833            (349,431)            1,200,481
    (Decrease) increase in accrued rent                            (25,600)           (854,274)              345,755
    (Decrease) increase in royalty advance - RPR                (1,355,055)          2,955,841                  -
    Decrease in other liabilities                                   (2,348)          (110,360)               (1,340)
    Net cash used in operating activities                       (4,794,027)        (2,125,604)          (12,614,055)


Cash flows from investing activities:
    Capital expenditures                                          (136,789)          (387,020)             (828,711)
    Proceeds from sale of equipment                                 11,283            861,521                41,600
    Proceeds from sale of short-term investments                       -                  -               4,947,393
    Proceeds from cash surrender value of officer's life insurance     -              305,315                   -
     Net cash (used in) provided by investing activities          (125,506)           779,816             4,160,282

Cash flows from financing activities:
    Proceeds from issuance of common stock, preferred            9,484,677          3,735,114             2,212,221
      stock and warrants
    Principal payments of obligations under capital leases          (2,083)           (17,798)              (22,833)
     Net cash provided by financing activities                   9,482,594          3,717,316             2,189,388

     Net increase (decrease) in cash and cash equivalents        4,563,061          2,371,528            (6,264,385)

Cash and cash equivalents at beginning of period                 8,102,989          5,731,461            11,995,846

Cash and cash equivalents at end of period                     $12,666,050         $8,102,989            $5,731,461










   The accompanying notes are an integral part of these consolidated financial statements.

                         ENZON, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

                   Years ended June 30, 1996, 1995 and 1994

(1)   COMPANY OVERVIEW

            Enzon, Inc. ("Enzon" or "the Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company was originally incorporated in 1981. To date, the Company's sources of cash have been the proceeds from the sale of its stock through public offerings and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The manufacturing and marketing of pharmaceutical products in the United States is subject to stringent governmental regulation and the sale of any of the Company's products for use in humans in the United States will require the prior approval of the United States Food and Drug Administration ("FDA"). To date, ADAGEN and ONCASPAR are the only products of the Company which have been approved for marketing by the FDA.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATED FINANCIAL STATEMENTS

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVESTMENTS

            Cash equivalents include investments which consist primarily of debt securities and time deposits. The Company invests its excess cash in a portfolio of marketable securities of institutions with strong credit ratings and U.S. Government backed securities.

            The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No. 115) on July 1, 1994. Under SFAS No. 115, the Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold to maturity. Held-to-maturity securities are recorded at cost which approximated the fair value of the investments at June 30, 1996.

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

                         ENZON, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

      PATENTS

            The Company has licensed, and been issued, a number of patents in the United States and other countries and has other patent applications pending to protect its proprietary technology. Although the Company believes that its patents provide adequate protection for the conduct of its business, there can be no assurance that such patents will be of substantial protection or commercial benefit to the Company, will afford the Company adequate protection from competing products, will not be challenged or declared invalid, or that additional United States patents or foreign patent equivalents will be issued to the Company. The degree of patent protection to be afforded to biotechnological inventions is uncertain and the Company's products are subject to this uncertainty.

            Patents related to the acquisition of Enzon Labs Inc., formerly Genex Corporation, were recorded at their fair value at the date of acquisition and are being amortized over the estimated useful lives of the patents ranging from 7 to 17 years. Accumulated amortization as of June 30, 1996 and 1995 was $721,000 and $588,000, respectively.

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

            Royalties under the Company's license agreement with Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") (See Note 11), related to the sale of ONCASPAR by RPR, are recognized when earned.

                         ENZON, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued


      RESEARCH AND DEVELOPMENT

            Research and development costs are expensed as incurred.

      CASH FLOW INFORMATION

            The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

            Cash payments for interest were approximately $13,000 in 1996, $4,000 in 1995, and $5,000 in 1994. There were no income tax payments made for the years ended June 30, 1996, 1995, and 1994.

            During the year ended June 30, 1995, the Company issued 100,000 shares of unregistered Common Stock in order to acquire an option to purchase the facility it currently leases in Piscataway, New Jersey. During the year ended June 30, 1994, 8,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Shares") were converted to 22,000 shares of Common Stock. Accrued dividends of $64,000 on the Series A Cumulative Convertible Preferred Stock that was converted were settled by issuing 7,000 shares of Common Stock and cash payments totaling $9 for fractional shares for the year ended June 30, 1994. There were no conversions of the Series A Preferred Shares during the years ended June 30, 1996 or 1995. As part of the commission due to the real estate broker in connection with the termination of the Company's lease at 40 Kingsbridge Road, the Company issued 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share during the year ended June 30, 1996 (See Note 3). Also, in connection with the Company's private placements of Common Stock, Series B Convertible Preferred Stock ("Series B Preferred Shares"), and Series C Convertible Preferred Stock ("Series C Preferred Shares"), the Company issued an aggregate of 50,000 five-year warrants to purchase the Company's Common Stock, at $4.11 per share as a finder's fee, during the year ended June 30, 1996. These transactions are non-cash financing activities.

            Management believes that its current sources of liquidity will be sufficient to meet anticipated cash requirements, based on current spending levels, for approximately the next two years. Upon exhaustion of the Company's current cash reserves, the Company's continued operations will depend on, among other things, its ability to realize significant revenues from the commercial sale of products, raise additional funds through equity or debt financing or obtain significant licensing, technology transfer or contract research and development fees. There can be no assurance that these sales, financings or revenue generating activities will be successful.

      NET LOSS PER COMMON SHARE

            Net loss per common share is based on net loss for the relevant period, adjusted for cumulative, undeclared Series A Preferred Stock dividends of $218,000, $218,000 and $230,000 for the years ended June 30, 1996, 1995 and 1994, respectively, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and Common Stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

                         ENZON, INC. AND SUBSIDIARIES
         Notes to Consolidated Financial Statements, Continued

(3)    RESTRUCTURING EXPENSE

            During the year ended June 30, 1995, the Company reduced its workforce by approximately 22 employees. As a result of these reductions, the Company was able to move its general and administrative operations into its existing research and development facility at 20 Kingsbridge Road in Piscataway, New Jersey.

            On March 31, 1995, the Company terminated its lease for 83,000 square feet at 40 Kingsbridge Road in Piscataway, New Jersey, its former general and administrative facility. As part of the termination agreement, the landlord was able to draw down on a $600,000 letter of credit that served as the security deposit for both buildings that the Company occupied on Kingsbridge Road in Piscataway. The termination payment, severance related to staff reductions, write-off of leasehold improvements, moving expenses and the commission due the Company's real estate broker related to the termination of the 40 Kingsbridge lease were recorded as a restructuring charge during the year ended June 30, 1995. Approximately $227,000 of the restructuring expense represents severance related to the staff reduction and the remaining $966,000 represents expenses incurred in conjunction with the lease termination. As part of the commission due the Company's real estate broker, 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share were issued in August 1995. All of the restructuring charges recorded have been paid as of June 30, 1996.

(4)   RELATED PARTY TRANSACTIONS

            The Company has license agreements with Research Corporation and its successor, Research Corporation Technologies, Inc. ("RCT"), related to the original PEG Process patent. The PEG Process was developed at Rutgers University in New Brunswick, New Jersey by Dr. Frank Davis, one of the Company's original founders, and two other inventors not affiliated with the Company. These agreements granted the Company an exclusive license to make, use and sell specific patented processes and products in countries in which a patent has been granted. The patent license under the agreement expires in December 1996.

            The Company's obligation to pay royalties on sales of ADAGEN under the agreement terminates on the expiration of the patent in December 1996. Royalties for ONCASPAR will be paid until 1999. As of June 30, 1996 and 1995, the Company had approximately $212,000 and $286,000 related to such agreements recorded as accrued expenses in the Consolidated Balance Sheets.

            During August 1992, the Company entered into a license agreement with two employees of the Company and an unrelated party to license a protein related technology. The Company paid $20,000 to each of the parties upon signing of the agreement and agreed to pay royalties of between 3% and 6% of net sales. The agreement was terminated in June 1996, and the Company gave up all rights related to the original patents for this technology. The agreement also provided for a yearly maintenance fee of $15,000 commencing on January 30, 1993. The Company paid yearly maintenance fees of $15,000 under this agreement in each of the fiscal years ended June 30, 1996, 1995 and 1994.

                         ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)   COMMITMENTS AND CONTINGENCIES

            The  Company  has  a  long-term  supply agreement for unmodified L-
      asparaginase, one of the raw materials used in ONCASPAR, under which the Company is required to purchase minimum quantities of this raw material on an annual basis. Under the agreement, which was amended during the fiscal year ended June 30, 1995, the Company is currently required to purchase $2,125,000 in raw material during the term of the contract, which expires on December 31, 1997. During the years ended June 30, 1996 and 1995, the Company purchased approximately $850,000 related to this contract. The purchase requirements for the years ending December 31, 1996 and 1997 are $850,000 and $1,275,000, respectively. During the fiscal year ended June 30, 1996, the Company wrote-off approximately $351,000 of unmodified L-asparaginase purchased under this supply contract. The Company also paid a penalty of $350,000 related to the satisfaction of its purchase requirements for the calendar year ended December 31, 1995. While it is possible that the Company may incur similar losses on its remaining purchase commitments under this supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including but not limited to potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment.

            The  Company  has  agreements  with  certain  members  of its upper
      management  which  provide  for  payments  following  a  termination   of
      employment occurring after a change in control of the Company.

(6)   INVENTORIES

      Inventories consist of the following:

                                   JUNE 30,
                                1996      1995

         Raw materials      $206,000  $398,000
         Work in process     383,000   134,000
         Finished goods      396,000   260,000
                            $985,000  $792,000

                         ENZON, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued

(7)   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                    JUNE 30,          Estimated
                                1996      1995       USEFUL LIVES

 Equipment                   $9,128,000   $9,284,000       3-7 years
 Furniture and fixtures       1,586,000    1,598,000        7 years
 Vehicles                        29,000       29,000        3 years
 Leasehold improvements       4,898,000    4,847,000     3-15 years

                            $15,641,000  $15,758,000

            Depreciation and amortization charged to operations, relating to property and equipment, were $1,891,000, $2,317,000 and $2,636,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

(8)   STOCKHOLDERS' EQUITY

            On February 1, 1994, an option to purchase 150,000 shares of the Company's Common Stock became exercisable. This option was granted to the Company's former Chairman of the Board in 1989 and became exercisable upon the FDA's approval of ONCASPAR. The approval of ONCASPAR resulted in a non-cash compensation charge representing the difference between the exercise price of the option and the market value of the underlying Common Stock.

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

                              ENZON, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements, Continued


            In connection with the January 1996 and March 1996 private placements, the Company issued five-year warrants to purchase 638,686 shares of Common Stock at $4.11 per share and 200,000 shares of Common Stock at $5.63 per share, respectively. The Company paid a finder's fee in cash and issued five-year warrants to purchase 50,000 shares of Common Stock at $4.11 per share related to the 1996 private placements.

      PREFERRED STOCK

            The Company's Series A Preferred Shares are convertible into Common Stock at an annually increasing rate per share with a maximum conversion rate of $11 per share. As of June 30, 1996 and 1995, the conversion rate was $11 per share. The value of the Series A Preferred Shares for conversion purposes is $25 per share. Holders of the Series A Preferred Shares are entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. Dividends on the Series A Preferred Shares are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the Board of Directors deems it appropriate in light of the Company's then current financial condition. No dividends are to be paid or set apart for payment on the Company's Common Stock, nor are any shares of Common Stock to be redeemed, retired or otherwise acquired for valuable consideration unless the Company has paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A Preferred Shares. Holders of the Series A Preferred Shares are entitled to one vote per share on matters to be voted upon by the stockholders of the Company. As of June 30, 1996 and 1995 undeclared accrued dividends in arrears were $1,367,000 or $12.54 per share and $1,149,000 or $10.54 per share, respectively. All Common Shares are junior in rank to the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company.

            During  the  year  ended  June  30, 1994, 8,000 Series A  Preferred
      Shares were converted into 22,000 shares of Common Stock. There were no conversions of Series A Preferred Shares during the years ended June 30, 1996 or 1995. As of June 30, 1996 and 1995, the Company had 109,000
      shares of Series A Preferred Shares outstanding with a liquidation preference of $25 per share or $2,725,000.

             The stated value of each Series B Preferred Share and Series C Preferred Share is $100. The Company's Series B Preferred Shares and Series C Preferred Shares are convertible at a conversion price equal to 80% of the average of the closing bid price of the Common Stock for the five consecutive trading days needed ("the Average Market Price") ending one trading day prior to the date of conversion as reported by the National Association of Securities Dealers Automated Quotation National Market. The Series B Preferred Shares and the Series C Preferred Shares will not pay a dividend and do not have voting rights. In connection with the January 1996 and March 1996 private placements, the Company agreed to register and has filed a registration statement for the Common Stock issued, the shares of Common Stock underlying the Series B Preferred Shares, the shares of Common Stock underlying the Series C Preferred Shares, the shares of Common Stock underlying the warrants and certain shares of Common Stock issuable in the event the Company does not comply with certain of its obligations under the registration rights agreements. As of June 30, 1996, the 40,000 Series B Preferred Shares and 20,000 Series C Preferred Shares issued during fiscal 1996 were outstanding. The Series B Preferred Shares and Series C Preferred Shares have a liquidation preference of $100 per share or an aggregate of $6,000,000.

                         ENZON, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

      COMMON STOCK

            Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

      As of June 30, 1996, the Company has reserved its common shares for special purposes as detailed below:

             Shares issuable upon conversion of:
                Series A Preferred Shares                 248,000
                Series B Preferred Shares               1,581,000
                Series C Preferred Shares                 791,000
             Shares issuable upon exercise of
               outstanding warrants                     1,039,000
             Non-Qualified Stock Option Plan            5,661,000
             Other options                                200,000

                                                        9,520,000

      The Common Stock issuable upon conversion of the Series B Preferred Shares and Series C Preferred Shares is based on an assumed conversion price of $2.53 which would have been the conversion price if the Series B and Series C Preferred Shares were converted on June 30, 1996.

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


(9)   NON-QUALIFIED STOCK OPTION PLAN

      In November 1987, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "Plan"). On December 5, 1995, the stockholders voted to increase the number of shares reserved for issuance under the Plan from 5,000,000 to 6,200,000. Under the Plan, as amended, 5,661,000 shares of Common Stock as of June 30, 1996 are reserved for issuance pursuant to options which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options must be at least 100% of the fair market value of the stock at the time the option is granted and an option may be exercised for a period of up to ten years from the date it is granted. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

                         ENZON, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued

      A summary of the activity relating to the Plan follows:

                                                   Number of shares
                                                     UNDER OPTION

  Outstanding at July 1, 1993                          2,041,000

  Granted at prices ranging from $2.38 to $6.00        1,292,000
  Exercised at prices ranging from $3.75 to $4.88       (140,000)
  Canceled at prices ranging from $4.00 to $14.88       (355,000)

  Outstanding at June 30, 1994                         2,838,000

  Granted at prices ranging from $1.88 to $3.13        1,412,000
  Canceled at prices ranging from $2.09 to $15.25       (645,000)

  Outstanding at June 30, 1995                         3,605,000

  Granted at prices ranging from $2.38 to $4.75          768,000
  Exercised at prices ranging from $2.09 to $2.80        (16,000)
  Canceled at prices ranging from $2.09 to $11.00       (794,000)

  Outstanding at June 30, 1996                         3,563,000


            At June 30, 1996, 2,295,000 of the outstanding options were exercisable at prices per share ranging from $2.00 to $14.88.

            On August 24, 1994, the Compensation Committee of the Board of Directors of the Company extended the exercise period of all outstanding five year options to ten years under the Plan. None of the options extended had exercise prices less than the fair market value of the Company's Common Stock on August 24, 1994, and accordingly, no compensation expense was recorded.

(10)  INCOME TAXES

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

                         ENZON, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued


            At June 30, 1996 and 1995, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:
                                                                1996       1995

      Deferred tax assets:
         Inventories                                     $151,000     $57,000
         Investment valuation reserve                      86,000      86,000
         Contribution carryover                            12,000      10,000
         Compensated absences                              98,000     103,000
         Excess of financial statement over tax
           depreciation                                   368,000     146,000
         Royalty advance - RPR                          1,153,000   1,340,000
         Sanofi liability                                  -          524,000
         Non-deductible expenses                          343,000     457,000
         Federal and state net operating loss
           carryforwards                               38,495,000  35,816,000
         Research and development and investment
          tax credit carryforwards                      6,407,000   5,770,000

               Total gross deferred tax assets         47,113,000  44,309,000

         Less valuation allowance                     (46,407,000)(43,597,000)

         Net deferred tax assets                          706,000     712,000

      Deferred tax liabilities:
         Step up in basis of assets related to
          acquisition of Enzon Labs Inc.                 (706,000)   (712,000)

               Total gross deferred tax liabilities      (706,000)   (712,000)

               Net deferred tax                                $0          $0


            A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 1996 and 1995 were increases of $2,810,000 and $2,187,000, respectively. Subsequently recognized tax benefits for the years ended June 30, 1996 and 1995 of $954,000 and $940,000 relating to the valuation allowance for deferred tax assets will be allocated to additional paid-in capital.

            At June 30, 1996, the Company had federal net operating loss carryforwards of approximately $97,565,000 for tax reporting purposes, which expire in the years 1997 to 2011. The Company also has investment tax credit carryforwards of approximately $30,000 and research and development tax credit carryforwards of approximately $6,377,000 for tax reporting purposes which expire in the years 1998 to 2011.

            As part of the Company's acquisition of Enzon Labs Inc., the Company acquired the net operating loss carryforwards of Enzon Labs Inc.. As of June 30, 1996, the Company had a total of $67,754,000 of acquired Enzon Labs net operating loss carryforwards, which expire between October 31, 1996 and October 31, 2006. As a result of the change in ownership the utilization of these carryforwards is limited to $613,000 per year.

                         ENZON, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued

(11)  SIGNIFICANT AGREEMENTS

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

            During January 1995, the Company amended its exclusive U.S. marketing rights license with RPR for ONCASPAR. Under the amended agreement, Enzon earned a base royalty of 10% for the year ended December 31, 1995 and will earn 23.5% thereafter, until 2008, on net sales of ONCASPAR up to agreed upon amounts, as opposed to 50% of net profits provided for under the original agreement. Additionally, the License Agreement provides for a super royalty of 23.5% for the year ended December 31, 1995 and 43.5% thereafter, until 2008 on net sales of ONCASPAR which exceed the agreed upon amounts, with the limitation that the total royalties earned for any such year shall not exceed 33% of net sales. The amended agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

            Base royalties due under the amended agreement will be offset against a credit of $5,970,000 (which represents the royalty advance plus reimbursement of certain amounts due to RPR under the previous agreement and interest expense) before cash payments for base royalties will be made. Super royalties will be paid to the Company when earned. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheet as of June 30, 1996. The royalty advance will be reduced as base royalties are recognized under the agreement.

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

                         ENZON, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued

            On June 30, 1995, the Company and Schering amended the Schering Agreement pursuant to which Enzon agreed to transfer proprietary know-how and manufacturing rights for PEG-INTRON A to Schering for $3,000,000, of which $2,000,000 was paid on June 30, 1995 and $1,000,000 will be paid upon completion of the know-how transfer, as defined in such amended agreements. In connection with the amendment, the Company also sold to Schering 847,000 shares of unregistered, newly issued Common Stock for $2,000,000 in gross proceeds. Under the current Schering Agreement, Enzon retained an option to become Schering's exclusive manufacturer of PEG-INTRON A for the United States market upon FDA approval of such product.

            Under the Schering Agreement, Enzon is entitled to receive sequential payments, totaling approximately $5,500,000, subject to the achievement of certain milestones in the product's development program, as well as payments for the clinical material it produces. The Company will also receive royalties on worldwide sales of PEG-INTRON A, if any. Schering will be responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis.

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

      RPR/GENCELL AGREEMENT

            In   December   1995,   Enzon  and  the  Gencell  Division  of  RPR
      ("RPR/Gencell") signed an agreement granting RPR/Gencell a worldwide, non-exclusive license to use Enzon's Single-Chain Antigen-Binding (SCA) protein technology for intracellular expression of SCA proteins and for targeted vectors in the field of cell and gene therapy. RPR/Gencell, the cell and gene therapy division of RPR, is planning to apply this technology to its in vivo and ex vivo gene therapy programs in cancer, cardiovascular disease and immunology.

            Under the agreement, the Company received approximately $1,000,000 during the fiscal year ended June 30, 1996 for signing the license agreement. The Company is also entitled to receive additional payments subject to the achievement of certain milestones in the development program, as well as a royalty on sales, if any, of products developed with this technology.

      BAXTER AGREEMENT

            In November 1992, Enzon and Baxter Healthcare Corporation ("Baxter") signed an agreement granting Baxter a non-exclusive worldwide license to Enzon's SCA protein technology. It is anticipated that Baxter's biotech group will use the SCA proteins in its cancer research programs focusing on human stem cell isolation and gene therapy.

                         ENZON, INC. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements, Continued

            Under   the  agreement,  the  Company  is  entitled  to  sequential payments, subject to the achievement of certain milestones in the products' development of $500,000 for each product developed, up to a maximum of $2,500,000. Baxter will have the exclusive worldwide rights to manufacture and market any products which it develops and Enzon will receive certain royalties on Baxter's sales, if any.

      ELI LILLY (HYBRITECH) AGREEMENT

            In December 1992, Enzon and Hybritech Incorporated ("Hybritech"), a subsidiary of Eli Lilly & Co., signed an agreement granting Hybritech a non-exclusive worldwide license to Enzon's SCA protein technology. Under the agreement, Enzon received upfront payments totaling $1,200,000, of which $700,000 was received during the year ended June 30, 1994, and will receive certain royalties on Hybritech sales of products, if any, that may be developed using Enzon's SCA protein technology.

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

(12)  LEASES

            The Company has several leases for office, warehouse, production and research facilities and equipment.

            Future minimum lease payments, net of subleases, for noncancellable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of June 30, 1996 are:

            Year ending                   Capital       Operating
              JUNE 30,                     LEASES         LEASES

            1997                         $2,000         $1,682,000
            1998                          2,000          1,706,000
            1999                              -          1,130,000
            2000                              -            496,000
            2001                              -            496,000
            Later years, through 2007         -          3,382,000
            Total minimum lease payments $4,000         $8,892,000


            Rent expense amounted to $1,469,000,  $1,642,000 and $2,181,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

                         ENZON, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements, Continued

            The Company currently subleases a portion of its facilities. For the years ended June 30, 1996, 1995 and 1994, rent expense is net of subrental income of $249,000, $353,000 and $101,000, respectively.

(13)  CASH SURRENDER VALUE OF LIFE INSURANCE

            As of June 30, 1996, the Company owned a split-dollar life insurance policy for its former Chairman of the Board with a face value of $3,000,000. Under the split-dollar agreement, in the event of death, the Company will receive the greater of the cash accumulation value or the premiums paid. The remainder of the death benefit, as defined, paid by the insurance company, will be paid to the named beneficiaries of the insured. The Company is currently in the process of canceling this policy. The Company also maintains a key man life insurance policy with a face value of $1,000,000 on its President and Chief Executive Officer.

            In July 1992, the Company took a loan against the split dollar life insurance policy for $674,000. At June 30, 1996 and 1995, the cash surrender value of $914,000 and $847,000, respectively, less the outstanding loan balance and accrued interest of $914,000 and $847,000, respectively, is recorded in other assets in the Consolidated Balance Sheets.

            During the year ended June 30, 1995, the Company canceled a separate single premium key man life insurance policy on its former Chairman of the Board and received the cash surrender value of $305,000.

(14)  RETIREMENT PLANS

            The Company maintains a defined contribution, 401(k), pension plan for substantially all its employees. For the years ended June 30, 1996, 1995 and 1994, the Company matched 25% of the employee's contribution of up to 6% of compensation, as defined. Effective, January 1, 1995, the Company's match is invested solely in a fund which purchases the Company's Common Stock in the open market. Effective August 9, 1996, the Company increased its match to 50% of the employee's contribution of up to 6% of compensation, as defined. Total Company contributions for the years ended June 30, 1996, 1995 and 1994 were $63,000, $80,000 and
      $94,000, respectively.

(15)  ACCRUED EXPENSES

      Accrued expenses consist of:
                                                        JUNE 30,
                                                   1996           1995

   Accrued wages and vacation                   $466,000        $398,000
   Reserve for product returns                    -              298,000
   Accrued employee medical claims               239,000         278,000
   Accrued Medicaid rebates                      996,000         813,000
   Accrued restructuring costs                    -              758,000
   Current portion of royalty
    advance - RPR                              1,287,000         400,000
    Other                                      1,399,000       1,100,000
                                              $4,387,000      $4,045,000

                         ENZON, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(16)  FOURTH QUARTER INFORMATION

            During the fourth quarter of the year ended June 30, 1994, the Company recorded a charge to operations for excess raw material (PEG) of $618,000.

(17)  SALES INFORMATION

            During the years ended June 30, 1996, 1995 and 1994, the Company had export sales of $2,270,000, $2,105,000 and $2,085,000, respectively.
      Sales to Europe represented $1,858,000, $1,841,000 and $1,957,000 during the years ended June 30, 1996, 1995 and 1994, respectively.

            ADAGEN sales represent approximately 83% of the Company's total net sales for the year ended June 30, 1996. ADAGEN's Orphan Drug designation under the Orphan Drug Act provides the Company with marketing exclusivity in the United States through March 1997. The Company believes the expiration of ADAGEN's Orphan Drug designation will not have a material impact on the sales of ADAGEN. Approximately 46%, 42% and 28% of the Company's ADAGEN sales for the years ended June 30, 1996, 1995 and 1994, respectively, were made to Medicaid patients.

(18)  OTHER INCOME

            During the year ended June 30, 1996, the Company recognized as other income approximately $1,313,000, representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi"). Under the agreement with Sanofi, Enzon transferred all responsibility for the development and regulatory approval in the United States for PEG-superoxide dismutase ("PEG-SOD") in return for 40% of the net profits from sales of PEG-SOD in the United States. During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec(trademark)) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has recognized as other income the amount due Sanofi previously recorded as a current liability.

            During   the  year  ended  June  30,  1995,  the  Company  received approximately $645,000 for an insurance settlement related to ADAGEN that was destroyed in shipment.

EXHIBIT INDEX

Exhibit                                                           Page
NUMBERS     DESCRIPTION                                           NUMBER

 21.0       Subsidiaries of Registrant                            E1
 23.0       Consent of KPMG Peat Marwick LLP                      E2
 27.0       Financial Data Schedule                               E3
 99.0       Additional Exhibits                                   E4