Form 10-Q
period 1996-09-30
ENZON INC
filed 1996-11-14
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        For Quarter Ended September 30, 1996 Commission File No. 0-12957
                          ------------------                     -------


                                   ENZON, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                           22-2372868
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

20 Kingsbridge Road, Piscataway, New Jersey        08854
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


Yes   X    No


The number of shares of common stock, $.01 par value, outstanding as of November 7, 1996 was 27,707,643 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 1996 and June 30, 1996


                                                                        September 30,                    June 30,
ASSETS                                                                       1996                          1996
                                                                -------------------------------------------------------------
                                                                         (unaudited)                        *
Current assets:
  Cash and cash equivalents                                                    $12,247,734                      $12,666,050
  Accounts receivable                                                            2,181,741                        2,123,691
  Inventories                                                                      872,744                          985,378
  Other current assets                                                             311,117                          434,318
                                                                            --------------                    -------------
     Total current assets                                                       15,613,336                       16,209,437
                                                                             -------------                     ------------
Property and equipment                                                          15,700,608                       15,640,823
  Less accumulated depreciation and amortization                                12,036,201                       11,617,690
                                                                             -------------                     ------------
                                                                                 3,664,407                        4,023,133
                                                                            --------------                    -------------
Other assets:
  Investments                                                                       78,293                           78,293
  Other assets, net                                                                176,083                           55,945
  Patents, net                                                                   1,558,428                        1,597,048
                                                                              ------------                     ------------
                                                                                 1,812,804                        1,731,286
                                                                              ------------                     ------------
Total assets                                                                   $21,090,547                      $21,963,856
                                                                               ===========                     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $2,549,716                       $2,078,924
  Accrued expenses                                                               4,028,620                        4,387,052
                                                                             -------------                    -------------
     Total current liabilities                                                   6,578,336                        6,465,976
                                                                             -------------                    -------------
  Accrued rent                                                                     957,120                          980,908
  Royalty advance - RPR                                                          1,307,291                        1,600,786
  Other liabilities                                                                  1,098                            1,728
                                                                          ----------------                   --------------
                                                                                 2,265,509                        2,583,422
                                                                            --------------                     ------------
Commitments and contingencies
  Preferred stock-$.01 par value, authorized 3,000,000 shares:
   issued and outstanding 169,000 shares at September 30, 1996 and June 30, 1996
   (liquidation preference aggregating $8,725,000 at September 30, 1996 and
   June 30, 1996)                                                                    1,690                            1,690
  Common stock-$.01 par value, authorized 40,000,000
shares;
   issued and outstanding 27,707,643 shares at September
   30, 1996 and 27,706,396 shares at June 30, 1996                                 277,076                          277,064
  Additional paid-in capital                                                   121,322,870                      121,272,024
  Accumulated deficit                                                         (109,354,934)                    (108,636,320)
                                                                             -------------                    -------------
Total stockholders' equity                                                      12,246,702                       12,914,458
                                                                            --------------                   --------------
Total liabilities and stockholders' equity                                     $21,090,547                      $21,963,856
                                                                            ==============                    =============


*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                      Three months ended
                                                                            September 30,             September 30,
                                                                                1996                      1995
                                                                    ------------------------------------------------------
Revenues
  Sales                                                                            $2,720,591               $2,809,048
  Contract revenue                                                                  1,094,299                  116,500
                                                                                 ------------             ------------
     Total revenues                                                                 3,814,890                2,925,548
                                                                                 ------------              -----------
Costs and expenses

  Cost of sales                                                                       985,989                  964,701

  Research and development expenses                                                 2,429,771                2,690,648
  Selling, general and administrative expenses                                      1,276,067                1,271,970
                                                                                  -----------              -----------
     Total costs and expenses                                                       4,691,827                4,927,319
                                                                                  -----------              -----------
        Operating loss                                                              (876,937)              (2,001,771)
                                                                                -------------             ------------
Other income (expense)
  Interest and dividend income                                                        157,141                  102,345
  Interest expense                                                                    (6,753)                  (6,689)
  Other                                                                                 7,935                    2,943
                                                                                -------------            -------------
                                                                                      158,323                   98,599
                                                                                 ------------            -------------
    Net loss                                                                       ($718,614)             ($1,903,172)
                                                                                 ============             ============
Net loss per common share                                                             ($0.03)                  ($0.07)
                                                                                 ============             ============
Weighed average number of common
  shares outstanding during the period                                             27,705,913               26,328,874
                                                                                   ==========               ==========










The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                                  Three Months Ended

                                                                       September 30,                 September 30,
                                                                            1996                          1995
                                                            --------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                       ($718,614)               ($1,903,172)
  Adjustment for depreciation and amortization                                      457,131                    536,975
  Non-cash expense for issuance of stock options                                     48,248                          -
  Decrease in accrued rent                                                         (23,788)                    (2,579)
  Decrease in royalty advance - RPR                                               (293,495)                  (103,927)
  Changes in assets and liabilities                                                 169,938                     38,447
                                                                                 ----------               ------------
  Net cash used in operating activities                                           (360,580)                (1,434,256)
                                                                                -----------               ------------
Cash flows from investing activities:
  Capital expenditures                                                             (59,785)                   (39,102)
                                                                               ------------                -----------
  Net cash used in investing activities                                            (59,785)                   (39,102)
                                                                               ------------                -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                              2,610                          -
  Principal payments of obligations under capital leases                              (561)                      (503)
                                                                              -------------              -------------
  Net cash provided by (used in) financing activities                                 2,049                      (503)
                                                                               ------------              -------------
  Net decrease in cash and cash equivalents                                       (418,316)                (1,473,861)
  Cash and cash equivalents at beginning of period                               12,666,050                  8,102,989
                                                                                -----------                 ----------
  Cash and cash equivalents at end of period                                    $12,247,734                 $6,629,128
                                                                                ===========                 ==========










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

(2)  Net Loss Per Common Share

         Net loss per common share is based on net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $55,000 for both of the three month periods ended September 30, 1996 and 1995, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and common stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

(3)  Inventories

         The composition of inventories at September 30, 1996 and June 30, 1996 is as follows:

                                September 30,      June 30,
                                    1996             1996

         Raw materials            $321,000          $206,000
         Work in process            99,000           383,000
         Finished goods            453,000           396,000
                                 ---------         ---------
                                  $873,000          $985,000
                                  ========          ========

(4)  Cash Flow Information

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $7,000 for both of the three month periods ended September 30, 1996 and 1995. There were no income tax payments made for the three months ended September 30, 1996 and 1995. As part of the commission due to the real estate broker in connection with termination of the lease at 40 Kingsbridge Road, the Company issued 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share during the three months ended September 30, 1995. This transaction is a non-cash financing activity.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)



(5)  Non-Qualified Stock Option Plan

         During the three months ended September 30, 1996, the Company issued 593,000 stock options at an average exercise price of $2.81 under the Company's Non-Qualified Stock Option Plan, as amended (the "Plan"), of which 150,000 were granted to officers. None of the options granted during the period are exercisable as of September 30, 1996.

         All options were granted with exercise prices that equalled the fair market value of the underlying common stock on the date of grant. The options were granted for the purpose of encouraging the employees to remain with the Company and to provide a long-term performance incentive. The options generally require the employees to remain with the Company for two years, in order for the options to become fully exercisable.

(6)  Subsequent Events

         During October 1996, the Company entered into a marketing agreement with Medac GmbH ("MEDAC") to sell ONCASPAR in Europe and Russia. MEDAC will purchase ONCASPAR from Enzon at a set price which will increase over the term of the agreement. The agreement also contains minimum annual purchase requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended September 30, 1996 vs. Three months ended September 30, 1995

Revenues. Revenues for the three months ended September 30, 1996 increased by 30% to $3,815,000 as compared to $2,926,000 for the same period in 1995. The components of revenues are sales, which consist of sales of the Company's products and royalties on the sales of such products by others, and contract revenues. Sales decreased by 3% to $2,721,000 for the three months ended September 30, 1996, as compared to $2,809,000 for the same period in the prior year due to a decrease in shipments of ONCASPAR(R) to the Company's marketing partner, Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") which was offset in part by increased royalties on RPR sales of ONCASPAR. Sales of ADAGEN(R) for the three months ended September 30, 1996 and 1995 were $2,126,000 and $2,175,000, respectively. The Company expects sales of ADAGEN to continue to be limited due to the small patient population worldwide. The Company anticipates moderate growth of ONCASPAR sales and increased royalties on sales of ONCASPAR. During October 1996, the Company signed a marketing agreement with Medac GmbH ("MEDAC") to sell ONCASPAR in Europe and Russia. The Company's marketing partners, RPR and MEDAC, will conduct clinical trials to expand the use of ONCASPAR beyond its current approved indications in the United States and Germany, which could also result in additional revenues from this product. Such clinical trials are in progress in the United States. Additionally, MEDAC is responsible for obtaining registration for ONCASPAR in the remaining European countries. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN will be achieved or maintained. Contract revenue for the three months ended September 30, 1996 increased by $977,000 to $1,094,000, as compared to $117,000 for the same period in 1995. The increase was due to a one-time $1,000,000 payment received from Schering Corporation related to the transfer of know-how for the manufacturing of PEG- Intron A under the Company's June 1995 amended Schering Agreement. During the three months ended September 30, 1996 and 1995, the Company had export sales of $582,000 and $640,000, respectively. Sales in Europe were $512,000 and $554,000 for the quarters ended September 30, 1996 and September 30, 1995, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, increased to 36% for the three months ended September 30, 1996 as compared to 34% for the same period in 1995. The increase was due primarily to increased ONCASPAR production costs.

Research and Development. Research and development expenses for the three months ended September 30, 1996 decreased by 10% to $2,430,000 from $2,691,000 for the same period in 1995. This decrease was primarily due to reductions in personnel, principally in the clinical and scientific administration areas, and related costs, such as payroll taxes, totaling approximately $179,000 and other cost containment measures taken by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1996, remained relatively flat at $1,276,000, as compared to $1,272,000 for the same period in 1995.

Other Income/Expense. Other income/expense increased by $59,000 to $158,000 for the three months ended September 30, 1996 as compared to $99,000 for the same period last year. The increase in other income/expense for the three months ended September 30, 1996 was attributable to an increase in interest income due to an increase in interest bearing investments.

Liquidity and Capital Resources

         Enzon had $12,248,000 in cash and cash equivalents as of September 30, 1996. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

         The Company's cash reserves as of September 30, 1996 decreased by $418,000 from June 30, 1996. The decrease in cash reserves was principally caused by the funding of operations.

         The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR, as amended, (the "Amended RPR License Agreement") provides for a payment of $3,500,000 in advance royalties, which was received in January 1995. Royalties due under the Amended RPR License Agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through September 30, 1996, an aggregate of $1,446,000 in royalties payable by RPR has been offset against the original credit.

         As of September 30, 1996, 940,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") had been converted into 3,093,411 shares of Common Stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of September 30, 1996, there were $1,422,000 of accrued and unpaid dividends on the Series A Preferred Stock. Dividends accrue on the outstanding Series A Preferred Stock at the rate of $218,000 per year. As of September 30, 1996, there had been no conversion of the Company's Series B Convertible Preferred Stock or Series C Convertible Preferred Stock. Neither the Series B Convertible Preferred Stock nor the Series C Convertible Preferred Stock carry stated dividends.

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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

  Exhibit                                                                               Page Number
   Number               Description                                                         or
                                                                                       Incorporation
                                                                                       By Reference
 3(I)   Certificate of Incorporation, as amended                                                ^
3(ii)   By-laws, as amended                                                                     *(4.2)
 10.0   Employment Agreement dated March 25, 1994 with Peter G. Tombros                       #(10.17)
 10.1   Form of Change of Control Agreements dated as of January 20, 1995 entered
        into with the Company's Executive Officers                                             ~(10.2)
 10.2   Lease - 300-C Corporate Court, South
              Plainfield, New Jersey                                                         ***(10.3)

  10.3  Modification of Lease - 300-C Corporate Court, South Plainfield
                 New Jersey                                                                   ++(10.3)
  10.4  Lease Termination Agreement dated March 31, 1995 for
          20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey                  ~(10.6)
  10.5  Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
          Piscataway, New Jersey                                                               ~(10.7)
  10.6  Form of Lease - 40 Cragwood Road, South
                 Plainfield, New Jersey                                                     ****(10.9)
  10.7  Lease 300A-B Corporate Court, South Plainfield, New Jersey                          +++(10.10)
  10.8  Stock Purchase Agreement dated March 5, 1987
                 between the Company and Eastman Kodak Company                              ****(10.7)
  10.9  Amendment dated June 19, 1989 to Stock Purchase
                 Agreement between the Company and
                 Eastman Kodak Company                                                       **(10.10)
 10.10  Form of Stock Purchase Agreement between the Company and the purchasers of the Series A Cumulative
                 Convertible Preferred Stock                                                  +(10.11)
 10.11  Amendment to License Agreement and Revised License Agreement
                 between the Company and RCT dated
                 April 25, 1985                                                             ++++(10.5)
 10.12  Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
                 Corporation                                                                 **(10.14)
 10.13  License Agreement dated September 7, 1989 between the Company
                 and Research Corporation Technologies, Inc.                                 **(10.15)
 10.14  Master Lease Agreement and Purchase Leaseback Agreement dated
                 October 28, 1994 between the Company and Comdisco, Inc.                     ##(10.16)
 10.15  Amendment dated as of May 15, 1995 to Employment Agreement with
                 Peter G. Tombros                                                            ~~(10.17)
 10.16  Stock Purchase Agreement dated as of June 30, 1995                                   ~~~
 10.17  Securities Purchase Agreement dated as of January 31, 1996                           ~~~
 10.18  Registration Rights Agreements dated as of January 31, 1996                          ~~~
 10.19  Warrants dated as of February 7, 1996 and issued pursuant to the Securities
                 Purchase Agreement dated as of January 31, 1996                             ~~~



 10.20  Securities Purchase Agreement dated as of March 15, 1996                                ^
 10.21  Registration Rights Agreement dated as of March 15, 1996                                ^
 10.22  Warrant dated as of March 15, 1996 and issued pursuant to the Securities
        Purchase Agreement dated as of March 15, 1996                                           ^
  27.0  Financial Data Schedule                                                                 @
  99.0  Factors to Consider in Connection with Forward-Looking Statements                       ^^



@      Filed herewith.

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

~~~ Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1995 and incorporated herein by reference thereto.

^ Previously filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference thereto.


    (b)   Reports on Form 8-K

         On July 22,  1996,  the  Company  filed with the  Commission  a Current
   Report  on  Form  8-K  dated  June  24,  1996   relating  to  the  Company's
   commencement   of  a  multi-dose,   multi-center   clinical   trial  of  its
   hemoglobin-based oxygen carrier, PEG-hemoglobin, in cancer patients receiving radiation therapy (Item 5).

         On July 22, 1996, the Company filed with the Commission a Current Report on Form 8-K dated July 17, 1996 relating to the receipt of three additional Single-Chain Antigen Binding ("SCA") patents (Item 5).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENZON, INC.
                                            (Registrant)



Date: November 14, 1996             By: /s/ Peter G. Tombros
                                    Peter G. Tombros
                                    President and Chief Executive
                                    Officer



                                    By: /s/ Kenneth J. Zuerblis
                                    Kenneth J. Zuerblis
                                    Vice President, Finance
                                    (Principal Financial
                                    and Accounting Officer)