Form 10-Q
period 1996-12-31
ENZON INC
filed 1997-02-14
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996                 Commission File No. 0-12957
                  -----------------                                     -------


                                   ENZON, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                                      22-2372868
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                            Identification No.)

20 Kingsbridge Road, Piscataway, New Jersey              08854
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


Yes   X    No


The number of shares of common stock, $.01 par value, outstanding as of February 3, 1997 was 29,215,451 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 1996 and June 30, 1996


                                                                         December 31,                    June 30,
ASSETS                                                                       1996                          1996
                                                                -------------------------------------------------------------
                                                                         (unaudited)                        *
Current assets:
  Cash and cash equivalents                                                    $10,351,505               $12,666,050
  Accounts receivable                                                            3,376,915                 2,123,691
  Inventories                                                                      820,441                   985,378
  Other current assets                                                             336,923                   434,318
                                                                             -------------             -------------
     Total current assets                                                       14,885,784                16,209,437
                                                                              ------------              ------------
Property and equipment                                                          16,220,391                15,640,823
  Less accumulated depreciation and amortization                                12,404,047                11,617,690
                                                                              ------------              ------------
                                                                                 3,816,344                 4,023,133
                                                                             -------------             -------------
Other assets:
  Investments                                                                       78,293                    78,293
  Other assets, net                                                                198,970                    55,945
  Patents, net                                                                   1,519,808                 1,597,048
                                                                              ------------              ------------
                                                                                 1,797,071                 1,731,286
                                                                              ------------              ------------
Total assets                                                                   $20,499,199               $21,963,856
                                                                               ===========              ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $2,907,511                $2,078,924
  Accrued expenses                                                               3,871,054                 4,387,052
                                                                               -----------              ------------
     Total current liabilities                                                   6,778,565                 6,465,976
                                                                              ------------             -------------
  Accrued rent                                                                     933,331                   980,908
  Royalty advance - RPR                                                          1,171,989                 1,600,786
  Other liabilities                                                                    445                     1,728
                                                                           ---------------            --------------
                                                                                 2,105,765                 2,583,422
                                                                              ------------              ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares:
   issued and outstanding 144,740 shares at December 31,
   1996 and 169,000 shares at June 30, 1996 (liquidation
   aggregating $6,299,000 at December 31, 1996 and
   $8,725,000 at June 30, 1996)                                                      1,447                     1,690
  Common stock-$.01 par value, authorized 40,000,000 shares;
   issued and outstanding 29,010,003 shares at December
   31, 1996 and 27,706,396 shares at June 30, 1996                                 290,100                   277,064
  Additional paid-in capital                                                   121,389,101               121,272,024
  Accumulated deficit                                                        (110,065,779)             (108,636,320)
                                                                             -------------             -------------
Total stockholders' equity                                                      11,614,869                12,914,458
                                                                              ------------             -------------
Total liabilities and stockholders' equity                                     $20,499,199               $21,963,856
                                                                              ============              ============


*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
                                      - 2 -

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          Three Months and Six Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                Three months ended                           Six months ended
                                                        December 31,          December 31,          December 31,       December 31,
                                                            1996                  1995                  1996               1995

                                                   -------------------------------------------------------------------------------
Revenues
  Sales                                                    $3,553,975       $2,541,976            $6,274,566            $5,351,024
  Contract revenue                                              5,010          788,236             1,099,309               904,736
                                                       --------------     ------------            ----------           -----------
     Total revenues                                         3,558,985        3,330,212             7,373,875             6,255,760
                                                         ------------     ------------            ----------           -----------
Costs and expenses
  Cost of sales                                               994,325        1,223,876             1,980,314             2,188,577
  Research and development expenses                         1,980,063        2,390,822             4,409,834             5,081,470
  Selling, general and administrative expenses              1,453,545        1,404,350             2,729,612             2,676,320
                                                           ----------       ----------            ----------            ----------
     Total costs and expenses                               4,427,933        5,019,048             9,119,760             9,946,367
                                                           ----------       ----------            ----------            ----------
       Operating loss                                       (868,948)      (1,688,836)           (1,745,885)           (3,690,607)
                                                          -----------     ------------          ------------          ------------
Other income (expense)
  Interest and dividend income                                162,770           81,734               319,911               184,079
  Interest expense                                            (4,847)          (4,263)              (11,600)              (10,952)
  Other                                                           180        1,318,379                 8,115             1,321,322
                                                         ------------       ----------          ------------            ----------
                                                              158,103        1,395,850               316,426             1,494,449
                                                           ----------       ----------           -----------            ----------
     Net loss                                              ($710,845)       ($292,986)          ($1,429,459)          ($2,196,158)
                                                           ==========       ==========          ============          ============
Net loss per common share                                     ($0.03)          ($0.01)               ($0.05)               ($0.08)
                                                              =======          =======               =======               =======

Weighted average number of common
 shares outstanding during the period                      27,882,828       26,328,874            27,794,716            26,328,874
                                                           ==========       ==========            ==========            ==========

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                                                            Six Months Ended

                                                                                    December 31,           December 31,
                                                                                        1996                   1995
                                                                           -------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                              ($1,429,459)        ($2,196,158)
  Adjustment for decrease in liability recognized pursuant
    to Sanofi Winthrop Agreement                                                                -            (1,312,829)
  Adjustment for depreciation and amortization                                               886,729           1,060,971
  Non-cash expense for issuance of common stock and stock options                            121,838                -
  Decrease in accrued rent                                                                  (47,577)             (5,158)
  Decrease in royalty advance - RPR                                                        (428,797)           (207,855)
  Changes in assets and liabilities                                                        (821,328)            (83,597)
                                                                                      --------------         -----------
  Net cash used in operating activities                                                  (1,718,594)         (2,744,626)
                                                                                       -------------        ------------
Cash flows from investing activities:
  Capital expenditures                                                                     (602,700)            (48,307)
                                                                                       -------------        ------------
  Net cash used in investing activities                                                    (602,700)            (48,307)
                                                                                       -------------        ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                       8,032                   -
  Principal payments of obligations under capital leases                                     (1,283)             (1,011)
                                                                                     ---------------      --------------
  Net cash provided by (used in) financing activities                                          6,749             (1,011)
                                                                                      --------------      --------------
  Net decrease in cash and cash equivalents                                              (2,314,545)         (2,793,944)

  Cash and cash equivalents at beginning of period                                        12,666,050           8,102,989
                                                                                        ------------          ----------
  Cash and cash equivalents at end of period                                             $10,351,505          $5,309,045
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

(1)  Organization and Basis of Presentation
-------------------------------------------

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

(2)  Net Loss Per Common Share
------------------------------

         Net loss per common share is based on the net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $109,000 for the six months ended December 31, 1996 and 1995, and $55,000 for each of the three months ended December 31, 1996 and 1995, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and common stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

(3)  Inventories
----------------

         The composition of inventories at December 31, 1996 and June 30, 1996 is as follows:

                                   December 31,                June 30,
                                       1996                      1996
                                       ----                      ----

         Raw materials             $375,000                  $206,000
         Work in process            298,000                   383,000
         Finished goods             147,000                   396,000
                                    -------                   -------
                                   $820,000                  $985,000
                                   ========                  ========

(4)  Cash Flow Information
--------------------------

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $12,000 and $11,000 for the six months ended December 31, 1996 and 1995, respectively. There were no income tax payments made for the six months ended December 31, 1996 and 1995.

         During the six months ended December 31, 1996, 24,260 shares of Series B Convertible Preferred Stock were converted into 1,287,213 shares of Common Stock. A cash payment of $2.00 was made for fractional shares related to the conversions. During the six months ended December 31, 1995, the Company issued 150,000 five-year warrants to purchase the Company's common stock at $2.50 per share as part of the commission due to the real estate broker in connection with the termination of the lease at 40 Kingsbridge Road. These transactions are non-cash financing activities.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(5) Significant Agreements
--------------------------

         During October 1996, the Company entered into a marketing agreement with Medac GmbH ("MEDAC") to sell ONCASPAR(R) in Europe and Russia. MEDAC will purchase ONCASPAR from Enzon at a set price which will increase over the term of the agreement. The agreement also contains certain minimum annual purchase requirements.

(6)  Non-Qualified Stock Option Plan
------------------------------------

         During the six months ended December 31, 1996, the Company issued 620,000 stock options at an average exercise price of $2.80 per share under the Company's Non-Qualified Stock Option Plan, as amended, of which 150,000 were granted to executive officers of the Company. None of the options granted during the period are exercisable as of December 31, 1996. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(7)  Independent Directors' Stock Plan
--------------------------------------

         On December 3, 1996, the stockholders voted to approve the Company's Independent Directors' Stock Plan, which provides for compensation in the form of quarterly grants of Enzon common stock to independent directors serving on the Company's Board of Directors. Each independent director is granted shares of Enzon common stock equivalent to $2,500 per quarter plus $500 per Board of Director's meeting attended. The number of shares issued is based on the fair market value of Enzon common stock on the last trading day of the applicable quarter. During the quarter ended December 31, 1996, the Company issued 12,650 shares of Enzon common stock to non-executive directors, pursuant to the Independent Directors' Stock Plan. The shares issued represent payment for services rendered for the period from January 16, 1996 through September 30, 1996.

(8)  Stockholders' Equity
-------------------------

         During the six months ended December 31, 1996, 24,260 shares of Series B Convertible Preferred Stock were converted into 1,287,213 shares of Common Stock.

(9) Other Income
----------------

         During the quarter ended December 31, 1995, the Company recognized as other income approximately $1,313,000, representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi"). During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec(TM)) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company reversed the amount due Sanofi previously recorded as a current liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward- looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward- looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations
---------------------

Three months ended December 31, 1996 vs. Three months ended December 31, 1995
-----------------------------------------------------------------------------

Revenues. Revenues for the three months ended December 31, 1996 increased by 7% to $3,559,000 as compared to $3,330,000 for the same period in 1995. The components of revenues are sales and contract revenues. Sales increased by 40% to $3,554,000 for the three months ended December 31, 1996 as compared to $2,542,000 for the same period in the prior year, due to increased revenues from ONCASPAR, which is marketed in the U.S. by Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), and increased ADAGEN(R) sales resulting from an increase in patients receiving ADAGEN. ADAGEN sales for the three months ended December 31, 1996 and 1995 were $2,328,000 and $2,039,000, respectively. ONCASPAR revenues are comprised of manufacturing revenues as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues increased due to an increase in sales of ONCASPAR by RPR as well as an increase in the royalty rate to 23.5%, as compared to 10.0% during the prior year. Contract revenue for the three months ended December 31, 1996 decreased to $5,000, as compared to $788,000 for the same period in 1995. The decrease was principally due to a one-time payment received during the prior year in connection with the signing of a worldwide non-exclusive licensing agreement with RPR for the Company's Single-Chain Antigen-Binding ("SCA(R)") protein technology. During the three months ended December 31, 1996 and 1995, the Company had export sales of $639,000 and $521,000, respectively. Sales in Europe were $529,000 and $460,000 for the three months ended December 31, 1996 and 1995, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, decreased to 28% for the three months ended December 31, 1996 as compared to 48% for the same period in 1995. The decrease was due primarily to a cash payment in the prior year in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess ONCASPAR raw material during the prior year, as well as a decrease in the charge recorded for the three months ended December 31, 1996 for idle capacity at the Company's manufacturing facility. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including, but not limited to, potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment. During the quarter ended December 31, 1996, the Company utilized approximately 31% of its manufacturing capacity for the production of its approved products.

Research and Development. Research and development expenses for the three months ended December 31, 1996 decreased by 17% to $1,980,000 from $2,391,000 for the same period in 1995. This decrease was primarily due to reductions in personnel, principally in the clinical and scientific administration areas, and related costs, such as payroll taxes and benefits, totaling approximately $364,000 and other cost containment measures implemented by the Company as part of a continued focus on key development programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1996 remained relatively consistent at $1,454,000, as compared to $1,404,000 for the same period in 1995.

Other Income/Expense. Other income/expense decreased by $1,238,000 to $158,000 for the three months ended December 31, 1996 as compared to $1,396,000 for the same period last year. The decrease was due principally to the one-time recognition as other income of approximately $1,313,000 during the quarter ended December 31, 1995, representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi").

Six months ended December 31, 1996 vs. Six months ended December 31, 1995
-------------------------------------------------------------------------

Revenues. Revenues for the six months ended December 31, 1996 increased by 18% to $7,374,000 as compared to $6,256,000 for the same period in 1995. The components of revenues are sales and contract revenues. Sales increased by 17% to $6,275,000 for the six months ended December 31, 1996 as compared to $5,351,000 for the same period in the prior year, due to increased ONCASPAR revenues from RPR and an increase in ADAGEN sales resulting from an increase in patients receiving ADAGEN. ONCASPAR revenues are comprised of manufacturing revenues as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues increased due to an increase in sales of ONCASPAR by RPR as well as an increase in the royalty rate to 23.5%, as compared to 10.0% during the prior year. ADAGEN sales for the six months ended December 31, 1996 and 1995 were $4,453,000 and $4,214,000, respectively. Contract revenue for the six months ended December 31, 1996 increased by 21% to $1,099,000, as compared to $905,000 for the same period in 1995. The increase was due to a one-time $1,000,000 payment, received during the six months ended December 31, 1996, from Schering Corporation ("Schering") related to the transfer of know-how for the manufacturing of PEG-Intron A under the Company's June 1995 amended Schering agreement. Contract revenues for the prior year's period reflected a one-time payment received in connection with a worldwide non-exclusive license for the Company's SCA protein technology signed with RPR. During the six months ended December 31, 1996 and 1995, the Company had export sales of $1,271,000 and $1,162,000, respectively. Sales in Europe were $1,091,000 and $1,014,000 for the six months ended December 31, 1996 and 1995, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, decreased to 32% for the six months ended December 31, 1996 as compared to 41% for the same period in 1995. The decrease was due primarily to a cash payment in the prior year in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess ONCASPAR raw material, as well as a decrease in the charge recorded for the six months ended December 31, 1996 for idle capacity at the Company's manufacturing facility. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including, but not limited to, potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment.

Research and Development. Research and development expenses for the six months ended December 31, 1996 decreased by 13% to $4,410,000 from $5,081,000 for the same period in 1995. This decrease was primarily due to reductions in personnel, principally in the clinical and scientific administration areas, and related costs, such as payroll taxes, totaling approximately $624,000 and other cost containment measures implemented by the Company as part of a continued focus on key development programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1996 remained relatively consistent at $2,730,000, as compared to $2,676,000 for the same period in 1995.

Other Income/Expense. Other income/expense decreased by $1,178,000 to $316,000 for the six months ended December 31, 1996 as compared to $1,494,000 for the same period last year. The decrease was due principally to the one-time recognition as other income of approximately $1,313,000 during the quarter ended December 31, 1995, representing the unused portion of an advance received under a development and license agreement with Sanofi.

Liquidity and Capital Resources
-------------------------------

         Enzon had $10,352,000 in cash and cash equivalents as of December 31, 1996. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

         The Company's cash reserves as of December 31, 1996 decreased by $2,315,000 from June 30, 1996. The decrease in cash reserves was caused by the funding of operations and capital expenditures of $603,000, related to the upgrade of the Company's pilot manufacturing facility for PEG-hemoglobin.

         The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received in January 1995. Under the agreement, as amended, royalties will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through December 31, 1996, an aggregate of $1,969,000 in royalties payable by RPR have been offset against the original credit.

         As of December 31, 1996, 940,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") have been converted into 3,093,411 shares of the Company's common stock (the "Common Stock"). Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of December 31, 1996, there were $1,476,000 of accrued and unpaid dividends on the Series A Preferred Stock. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Stock at the rate of $218,000 per year. During the quarter ended December 31, 1996, 24,260 shares of the Company's Series B Convertible Preferred Stock were converted into 1,287,213 shares of Common Stock. As of December 31, 1996, there had been no conversion of the Company's Series C Convertible Preferred Stock. Neither the Series B Convertible Preferred Stock nor the Series C Convertible Preferred Stock carry stated dividends.

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

PART II OTHER INFORMATION
-------------------------

Item 1. Legal Proceedings
-------------------------

         On January 6, 1997, Enzon was served with a complaint by LBC Capital Resources, Inc. ("LBC"), that was filed on December 17, 1996, in the United States District Court for the District of New Jersey (Civil Action No.
96-5919(JCL) asserting that under the May 2, 1995, letter agreement ("Letter Agreement") between Enzon and LBC, LBC was entitled to a commission comprised of $500,000 in cash and warrants to purchase 1,000,000 shares of Enzon common stock at an exercise price of $2.50 per share in connection with the 1996 financing transactions (collectively, the "Financings") the Company entered into with affiliates of Genesee Advisors ("Genesee"). LBC has also asserted that it is entitled to an additional fee of $175,000 in cash and warrants to purchase 250,000 of Enzon common stock when and if Genesee exercises any of the warrants obtained pursuant to the Financings. LBC has claimed $3 million in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the Letter Agreement. The Company believes that no such commission was due under the Letter Agreement and denies any liability under the Letter Agreement. The Company intends to defend this lawsuit vigorously.

Item 2. Changes in Securities
-----------------------------

         During the period from November 19, 1996 through December 31, 1996, the purchaser of 40,000 shares of the Company's Series B Convertible Preferred Stock in January 1996, converted an aggregate of 24,260 shares of such Series B Convertible Preferred Stock into an aggregate of 1,287,213 shares of Common Stock at per share conversion prices ranging from $1.83 to $1.96. The conversion prices were equal to 80% of the average of the closing bid prices of the Common Stock for the five consecutive trading days ending one trading day prior to the date of such conversion. The Company relied upon the exemption from registration under the Securities Act of 1933, as amended, contained in Section 3(a)(9) thereof with respect to the issuance of such shares of Common Stock upon conversion of the Series B Convertible Stock.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a)  An annual meeting of stockholders was held on December 3, 1996.

(b) The directors elected at the annual meeting were Peter G. Tombros and Dr. Rosina B. Dixon. The term of office as a director for each of A.M. "Don" MacKinnon, Randy H. Thurman and Robert LeBuhn continued after the annual meeting.

(c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below.

     (i)The stockholders voted 23,447,880 shares in favor and withheld 273,020 votes with respect to the election of Peter G. Tombros as a Class I director of the Company and 23,489,276 shares in favor and withheld 231,624 votes with respect to the election of Dr. Rosina B. Dixon as a Class I director of the Company. Broker non-votes were not applicable.

     (ii) The stockholders voted 22,229,653 shares in favor, 648,481 against, 158,792 abstained and there were 683,974 broker non-votes with respect to a proposal to approve the Company's 1996 Independent Directors' Stock Plan, which will provide for compensation in the form of Enzon common stock for independent directors.

     (iii)The stockholders voted 23,539,597 shares in favor, 100,112 against and 81,191 abstained with respect to a proposal to ratify the selection of KPMG Peat Marwick LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 1997. Broker non-votes were not applicable.

Item 6. Exhibit and Reports on Form 8-K
---------------------------------------

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

  Exhibit                                                                                      Page Number
   Number           Description                                                                    or
   ------           -----------                                                               Incorporation
                                                                                              By Reference
                                                                                              ------------
 3(i)   Certificate of Incorporation, as amended                                                   ^
3(ii)   By-laws, as amended                                                                     *(4.2)
 10.0   Employment Agreement dated March 25, 1994 with Peter G. Tombros                        #(10.17)
 10.1   Form of Change of Control Agreements dated as of January 20, 1995 entered
          into with the Company's Executive Officers                                            ~(10.2)
 10.2   Lease - 300-C Corporate Court, South
             Plainfield, New Jersey                                                           ***(10.3)
 10.3   Modification of Lease - 300-C Corporate Court, South Plainfield
             New Jersey                                                                        ++(10.3)
 10.4   Lease Termination Agreement dated March 31, 1995 for
          20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey                   ~(10.6)
 10.5   Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
          Piscataway, New Jersey                                                                ~(10.7)
 10.6   Form of Lease - 40 Cragwood Road, South
             Plainfield, New Jersey                                                          ****(10.9)
 10.7   Lease 300A-B Corporate Court, South Plainfield, New Jersey                           +++(10.10)
 10.8   Stock Purchase Agreement dated March 5, 1987
             between the Company and Eastman Kodak Company                                   ****(10.7)
 10.9   Amendment dated June 19, 1989 to Stock Purchase
             Agreement between the Company and
             Eastman Kodak Company                                                            **(10.10)
10.10   Form of Stock Purchase Agreement between the Company
             and the purchasers of the Series A Cumulative
             Convertible Preferred Stock                                                       +(10.11)
10.11   Amendment to License Agreement and Revised License Agreement
             between the Company and RCT dated
             April 25, 1985                                                                  ++++(10.5)
10.12   Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
             Corporation                                                                      **(10.14)
10.13   License Agreement dated September 7, 1989 between the Company and
         Research Corporation Technologies, Inc.                                              **(10.15)
10.14   Master Lease Agreement and Purchase Leaseback Agreement dated
             October 28, 1994 between the Company and Comdisco, Inc.                          ##(10.16)
10.15   Amendment dated as of May 15, 1995 to Employment Agreement with
             Peter G. Tombros                                                                 ~~(10.17)
10.16   Stock Purchase Agreement dated as of June 30, 1995                                   ~~~(10.16)
10.17   Securities Purchase Agreement dated as of January 31, 1996                           ~~~(10.17)
10.18   Registration Rights Agreements dated as of January 31, 1996                          ~~~(10.18)
10.19   Warrants dated as of February 7, 1996 and issued pursuant to the Securities
             Purchase Agreement dated as of January 31, 1996                                 ~~~(10.19)

                                     - 11 -


10.20   Securities Purchase Agreement dated as of March 15, 1996                               ^(10.20)
10.21   Registration Rights Agreement dated as of March 15, 1996                               ^(10.21)
10.22   Warrant dated as of March 15, 1996 and issued pursuant to the Securities
        Purchase Agreement dated as of March 15, 1996                                          ^(10.22)
10.23   Amendment dated March 25, 1994 to License Agreement dated
         September 7, 1989 between the Company and Research Corporation
         Technologies, Inc.                                                                        o
10.24   Independent Directors' Stock Plan                                                          o
 27.0   Financial Data Schedule                                                                    o
 99.0   Factors to Consider in Connection with Forward-Looking Statements                      ^^(99.0)


     o    Filed herewith.

     * Previously filed as an exhibit to the Company's Registration Statement on Form S-2 (File No. 33- 34874) and incorporated herein by reference thereto.

     ** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989 and incorporated herein by reference thereto.

     *** Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 2- 88240-NY) and incorporated herein by reference thereto.

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


     (b)  Reports on Form 8-K

           On December 20, 1996, the Company filed with the Commission a Current Report on Form 8-K dated December 3, 1996 relating to the Company's announcement at the 1996 Annual Meeting of Shareholders that Green Cross Corporation, a Japanese pharmaceutical company, is currently in Phase III clinical trials in Japan for recombinant Human Serum Albumin (rHSA). While the Company's agreement with Green Cross Corporation entitles Enzon to a customary pharmaceutical royalty on product sales, Green Cross has requested a reduction of the royalty.

           On November 4, 1996, the Company filed with the Commission a Current Report on Form 8-K dated September 27, 1996 relating to (i) its marketing agreement with Medac and (ii) its transfer of know-how for the manufacture of PEG-Intron A to Schering and the Company's receipt of a $1 million payment.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     ENZON, INC.
                                                                    (Registrant)



Date: February 14, 1997
                                                         By: /S/PETER G. TOMBROS
                                                            --------------------
                                                                Peter G. Tombros
                                                   President and Chief Executive
                                                                         Officer



                                                      By: /S/KENNETH J. ZUERBLIS
                                                             Kenneth J. Zuerblis
                                                     Vice President, Finance and
                                                         Chief Financial Officer