Form 10-Q
period 1997-03-31
ENZON INC
filed 1997-05-15
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                     Commission File No. 0-12957
                  --------------                               -------


                                   ENZON, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                                        22-2372868
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

20 Kingsbridge Road, Piscataway, New Jersey                        08854
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


Yes   X    No


The number of shares of common stock, $.01 par value, outstanding as of May 7, 1997 was 30,796,174 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements


                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 1997 and June 30, 1996


                                                                           March 31,                     June 30,
ASSETS                                                                       1997                          1996
                                                                 ------------------------------------------------------------
                                                                          (unaudited)                       *
Current assets:
  Cash and cash equivalents                                                     $9,596,973                      $12,666,050
  Accounts receivable                                                            2,326,397                        2,123,691
  Inventories                                                                      891,275                          985,378
  Other current assets                                                             123,048                          434,318
                                                                             -------------                    -------------
     Total current assets                                                       12,937,693                       16,209,437
                                                                              ------------                     ------------
Property and equipment                                                          15,671,729                       15,640,823
  Less accumulated depreciation and amortization                                12,643,514                       11,617,690
                                                                              ------------                     ------------
                                                                                 3,028,215                        4,023,133
                                                                             -------------                    -------------
Other assets:
  Investments                                                                       78,293                           78,293
  Other assets, net                                                                 63,805                           55,945
  Patents, net                                                                   1,481,188                        1,597,048
                                                                              ------------                     ------------
                                                                                 1,623,286                        1,731,286
                                                                              ------------                     ------------
Total assets                                                                   $17,589,194                      $21,963,856
                                                                               ===========                     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $1,910,902                       $2,078,924
  Accrued expenses                                                               3,714,457                        4,387,052
                                                                               -----------                     ------------
     Total current liabilities                                                   5,625,359                        6,465,976
                                                                              ------------                    -------------
  Accrued rent                                                                     901,672                          980,908
  Royalty advance - RPR                                                          1,404,505                        1,600,786
  Other liabilities                                                                  -                                1,728
                                                                         -----------------                   --------------
                                                                                 2,306,177                        2,583,422
                                                                              ------------                     ------------
Commitments and contingencies
Stockholders' equity:
  Preferred  stock-$.01  par  value,  authorized  3,000,000  shares:  issued and outstanding  109,000  shares at March 31, 1997 and 169,000 shares at June 30,
   1996 (liquidating preference aggregating $2,725,000 at March 31, 1997 and
   $8,725,000 at June 30, 1996)                                                      1,090                            1,690
  Common stock-$.01 par value, authorized 40,000,000 shares;
   issued and outstanding 30,789,930 shares at March
   31, 1997 and 27,706,396 shares at June 30, 1996                                 307,899                          277,064
  Additional paid-in capital                                                   121,406,237                      121,272,024
  Accumulated deficit                                                        (112,057,568)                    (108,636,320)
                                                                             -------------                    -------------
Total stockholders' equity                                                       9,657,658                       12,914,458
                                                                             -------------                    -------------
Total liabilities and stockholders' equity                                     $17,589,194                      $21,963,856
                                                                              ============                     ============

*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           Three Months and Nine Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                        Three months ended                            Nine months ended
                                                 March 31,             March 31,            March 31,              March 31,
                                                    1997                  1996                  1997                   1996

                                               ------------------------------------------------------------------------------------
Revenues
  Sales                                            $2,350,113             $2,729,647            $8,624,679              $8,080,671
  Contract revenue                                     31,758                  5,710             1,131,067                 910,446
                                               --------------             ----------            ----------             -----------
     Total revenues                                 2,381,871              2,735,357             9,755,746               8,991,117
                                                 ------------           ------------            ----------              ----------
Costs and expenses
  Cost of sales                                     1,070,822                903,985             3,051,136               3,092,562
  Research and development expenses                 2,073,030              2,469,605             6,482,864               7,551,075
  Selling, general and administrative expenses      1,356,249              1,536,058             4,085,861               4,212,378
                                                   ----------             ----------            ----------              ----------
     Total costs and expenses                       4,500,101              4,909,648            13,619,861              14,856,015
                                                   ----------             ----------           -----------             -----------
       Operating loss                             (2,118,230)            (2,174,291)           (3,864,115)             (5,864,898)
                                                -------------           ------------          ------------            ------------
Other income (expense)
  Interest and dividend income                        113,641                116,259               433,552                 300,338
  Interest expense                                    (2,613)                (1,801)              (14,213)                (12,753)
  Other                                                15,413                 65,369                23,528               1,386,691
                                                 ------------            -----------         -------------              ----------
                                                      126,441                179,827               442,867               1,674,276
                                                   ----------             ----------           -----------              ----------
     Net loss                                    ($1,991,789)           ($1,994,464)          ($3,421,248)            ($4,190,622)
                                                 ============           ============          ============            ============
Net loss per common share                             ($0.07)                ($0.08)               ($0.13)                 ($0.16)
                                                      =======                =======               =======                 =======

Weighted average number of common
 shares outstanding during the period              29,798,374             26,929,341            28,462,602              26,529,030
                                                  ===========             ==========           ===========              ==========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                           Nine Months Ended

                                                                                     March 31,              March 31,
                                                                                       1997                   1996
                                                                           -------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                             ($3,421,248)         ($4,190,622)
  Adjustment for decrease in liability recognized pursuant
    to Sanofi Winthrop Agreement                                                                  -          (1,312,829)
  Adjustment for depreciation and amortization                                            1,282,515            1,565,134
  Non-cash expense for issuance of common stock and stock options                           137,841                    -
  Gain on sale of equipment                                                                (15,413)                    -
  Decrease in accrued rent                                                                 (79,236)             (15,379)
  Decrease in royalty advance - RPR                                                       (602,455)            (323,038)
  Changes in assets and liabilities                                                       (239,630)            (448,401)
                                                                                     --------------        -------------
  Net cash used in operating activities                                                 (2,937,626)          (4,725,135)
                                                                                      -------------         ------------
Cash flows from investing activities:
  Capital expenditures                                                                    (817,050)             (93,732)
  Proceeds from sale of equipment                                                           660,726               -
                                                                                       ------------              ------
  Net cash used in investing activities                                                   (156,324)             (93,732)
                                                                                      -------------         ------------
Cash flows from financing activities:
  Proceeds from issuance of common and preferred stock                                       26,607            9,478,591
  Principal payments of obligation under capital leases                                     (1,734)              (1,539)
                                                                                    ---------------       --------------
  Net cash provided by financing activities                                                  24,873            9,477,052
                                                                                    ---------------         ------------
  Net (decrease) increase in cash and cash equivalents                                  (3,069,077)            4,658,185
  Cash and cash equivalents at beginning of period                                       12,666,050            8,102,989
                                                                                       ------------           ----------
  Cash and cash equivalents at end of period                                             $9,596,973          $12,761,174
                                                                                         ==========          ===========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

(1)  Organization and Basis of Presentation

         The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon, Inc. and subsidiaries in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the 1997 presentation. Interim results are not necessarily indicative of the results that may be expected for the year.

(2)  Net Loss Per Common Share

         Net loss per common share is based on the net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $164,000 for each of the nine months ended March 31, 1997 and 1996, and $55,000 for each of the three months ended March 31, 1997 and 1996, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and common stock issuable upon conversion of the preferred stock are not reflected as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

(3)  Inventories

         The composition of inventories at March 31, 1997 and June 30, 1996 is as follows:

                                  March 31,                     June 30,
                                    1997                           1996

         Raw materials              $336,000                  $206,000
         Work in process             198,000                   383,000
         Finished goods              357,000                   396,000
                                     -------                   -------
                                    $891,000                  $985,000
                                    ========                  ========

(4)  Cash Flow Information

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $14,000 and $13,000 for the nine months ended March 31, 1997 and 1996, respectively. There were no income tax payments made for the nine months ended March 31, 1997 and 1996.

         During the nine months ended March 31, 1997, 40,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") were converted into 2,038,989 shares of Common Stock. A cash payment of $3.00 was made for fractional shares related to the conversions. During the quarter ended March 31, 1997, the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") was exchanged for 20,000 shares of newly issued Series D Convertible Preferred Stock ("Series D Preferred Stock"). The 20,000 shares of Series D Preferred Stock were converted into 1,015,228 shares of Common Stock during the quarter ended March 31, 1997. A cash payment of $1.00 was made for fractional shares related to the conversion of the Series D Preferred Stock. During the nine months ended March 31, 1996, the Company issued 150,000 five-year warrants to purchase the Company's common stock at $2.50 per share as part of the commission due to the real estate broker in connection with the termination of the lease at 40 Kingsbridge Road. These transactions are non-cash financing activities.

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

(6) Non-Qualified Stock Option Plan

         During the nine months ended March 31, 1997, the Company issued 1,167,625 stock options at an average exercise price of $2.80 per share under the Company's Non-Qualified Stock Option Plan, as amended (the "Plan"), of which 290,000 were granted to executive officers of the Company. The stock options issued include 310,000 options which were granted to independent directors of the Company, under the Plan's automatic grant provisions to independent directors. None of the options granted during the period are exercisable as of March 31, 1997. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(7) Stockholders' Equity

         During the nine months ended March 31, 1997, all of the outstanding shares of Series B Preferred Stock were converted into Common Stock. The 40,000 shares of Series B Preferred Stock which were converted resulted in the issuance of 2,038,989 shares of Common Stock.

         During the quarter ended March 31, 1997, all of the outstanding Series C Preferred Stock was exchanged for newly issued Series D Preferred Stock. The Series D Preferred Stock contains the same provisions as the Series C Preferred Stock, with the exception of the elimination of a restriction on the maximum number of shares held by the holding institution. During March 1997, all of the outstanding Series D Preferred Stock was converted into Common Stock. The 20,000 shares of Series D Preferred Stock which were converted resulted in the issuance of 1,015,228 shares of Common Stock. The sole institutional owner of the Common Stock issued in conjunction with the conversion of the Series D Preferred Stock has agreed not to sell the 1,015,228 common shares issued for a period of one year without the Company's consent.

         During the nine months ended March 31, 1997, the Company issued 18,098 shares of Enzon common stock to non-executive directors, pursuant to the Company's Independent Directors' Stock Plan. The shares issued represent payment for services rendered for the period from January 16, 1996 through December 31, 1996.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(8) Operating Lease

     During March 1997, the Company entered into a sale-leaseback agreement to fund up to $800,000 in research and development equipment and related leasehold improvements. As of March 31, 1997, the Company had utilized approximately $644,000 of the funding available under the agreement. The $644,000 of equipment financed during the quarter ended March 31, 1997, was sold at a price which exceeded book value and the corresponding lease is being accounted for as an operating lease. The lease expires during September, 2000. The remaining $156,000 under the agreement can be used to finance future purchases of research and development equipment through December 31, 1997. As of March 31, 1997, the future minimum lease payments under the agreement are as follows:

    Year ending
      June 30,
      --------
        1997          $                 36,000
        1998                           217,000
        1999                           217,000
        2001                            36,000
                                       723,000
                                       -------

(9) Other Income

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward- looking terminology such as "believes,"expects","may ", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward- looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended March 31, 1997 vs. Three months ended March 31, 1996

Revenues. Revenues for the three months ended March 31, 1997 decreased by 13% to $2,382,000 as compared to $2,735,000 for the same period in 1996. The components of revenues are sales and contract revenues. Sales decreased by 14% to $2,350,000 for the three months ended March 31, 1997 as compared to $2,730,000 for the same period in the prior year, due to a decrease in ADAGEN(R) sales and a decrease in revenues from ONCASPAR. The decrease in ADAGEN sales to $2,069,000, compared to $2,217,000 for the same period in 1996, was due primarily to the timing of reimbursement approvals. The Company recognizes revenues for the sale of ADAGEN when reimbursement from third-party payors is determined to be likely. The Company anticipates that reimbursement delays experienced during the quarter ended March 31, 1997 will be substantially corrected during subsequent quarters. Sales of ADAGEN for the nine months ended March 31, 1997 have remained at levels slightly above the previous year.
ONCASPAR, the Company's second approved product, is marketed in the U.S. by Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") and in Europe and Russia by MEDAC GmbH ("MEDAC"). ONCASPAR revenues are comprised of manufacturing revenues received from RPR and MEDAC, as well as royalties on sales of ONCASPAR by RPR. The decrease in ONCASPAR revenues was due to the timing of shipments to RPR. During the quarter ended December 31, 1996, shipments made to RPR were approximately twice those made during the same period in the previous year, resulting in reduced RPR requirements for ONCASPAR during the quarter ended March 31, 1997. Reductions in RPR shipments were partially offset by the commencement of shipments of ONCASPAR to MEDAC for the European market. Contract revenue for the three months ended March 31, 1997 increased to $32,000, as compared to $6,000 for the same period in 1996. During the three months ended March 31, 1997 and 1996, the Company had export sales of $661,000 and $419,000, respectively. Sales in Europe were $556,000 and $356,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in export as well as European sales was due to the commencement of shipments of ONCASPAR for the European market.

Cost of Sales. Cost of sales, as a percentage of sales, increased to 46% for the three months ended March 31, 1997 as compared to 33% for the same period in 1996. The increase was due primarily to the write-off of approximately $402,000 in excess ONCASPAR raw material. The Company has a minimum purchase requirement under a long-term supply agreement for this material. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including, but not limited to, potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment. During the quarter ended March 31, 1997, the Company utilized approximately 19% of its manufacturing capacity for the production of its approved products.

Research and Development. Research and development expenses for the three months ended March 31, 1997 decreased by 16% to $2,073,000 from $2,470,000 for the same period in 1996. This decrease was primarily due to reductions in personnel and related costs, such as payroll taxes and benefits, totaling approximately $368,000, due to cost containment measures implemented by the Company as part of a continued focus on key development programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1997 decreased by 12% to $1,356,000, as compared to $1,536,000 for the same period in 1996. This decrease was primarily due to reductions in personnel and related costs, such as payroll taxes and benefits, totaling approximately $252,000.

Other Income/Expense. Other income/expense decreased by $54,000 to $126,000 for the three months ended March 31, 1997 as compared to $180,000 for the same period last year. The decrease was due principally to the one-time recognition as other income of approximately $65,000 during the quarter ended March 31, 1996, representing an insurance settlement.

Nine months ended March 31, 1997 vs. Nine months ended March 31, 1996

Revenues. Revenues for the nine months ended March 31, 1997 increased by 9% to $9,756,000 as compared to $8,991,000 for the same period in 1996. The components of revenues are sales and contract revenues. Sales increased by 7% to $8,625,000 for the nine months ended March 31, 1997 as compared to $8,081,000 for the same period in the prior year, primarily due to increased ONCASPAR revenues. ONCASPAR revenues are comprised of manufacturing revenues received from the Company's marketing partners, RPR and MEDAC, as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues increased due to the commencement of shipments of ONCASPAR to MEDAC for the European market, as well as an increase in royalties from RPR. ADAGEN sales for the nine months ended March 31, 1997 and 1996 were $6,523,000 and $6,431,000, respectively. Contract revenue for the nine months ended March 31, 1997 increased by 24% to $1,131,000, as compared to $910,000 for the same period in 1996. Contract revenues for the nine months ended March 31, 1997 were principally comprised of a one-time $1,000,000 payment received from Schering Corporation ("Schering") related to the transfer of know-how for the manufacturing of PEG-Intron A under the Company's June 1995 amended Schering agreement. Contract revenues for the prior year's period reflected a one-time payment received in connection with a worldwide non-exclusive license for the Company's SCA protein technology signed with RPR. During the nine months ended March 31, 1997 and 1996, the Company had export sales of $1,832,000 and $1,550,000, respectively. Sales in Europe were $1,547,000 and $1,339,000 for the nine months ended March 31, 1997 and 1996, respectively. The increase in export and European sales was due to the commencement of shipments of ONCASPAR for the European market.

Cost of Sales. Cost of sales, as a percentage of sales, remained relatively consistent at 35% for the nine months ended March 31, 1997, as compared to 38% for the same period in 1996.

Research and Development. Research and development expenses for the nine months ended March 31, 1997 decreased by 14% to $6,483,000 from $7,551,000 for the same period in 1996. This decrease was primarily due to reductions in personnel, principally in the clinical and scientific administration areas, and related costs, such as payroll taxes, totaling approximately $911,000 and other cost containment measures implemented by the Company as part of a continued focus on key development programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 1997 remained relatively consistent at $4,086,000, as compared to $4,212,000 for the same period in 1996.

Other Income/Expense. Other income/expense decreased by $1,231,000 to $443,000 for the nine months ended March 31, 1997 as compared to $1,674,000 for the same period last year. The decrease was due principally to the one-time recognition as other income of approximately $1,313,000 during the quarter ended December 31, 1995, representing the unused portion of an advance received under a development and license agreement with Sanofi.

         In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 (SFAS 128),"Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of December 31, 1997. This statement is not expected to have a material impact on the Company's consolidated financial statements.

Liquidity and Capital Resources

         Enzon had $9,597,000 in cash and cash equivalents as of March 31, 1997. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

         The Company's cash reserves as of March 31, 1997 decreased by $3,069,000 from June 30, 1996. The decrease in cash reserves was caused by the funding of operations as well as capital expenditures of $817,000, related to the upgrade of the Company's pilot manufacturing facility for PEG-hemoglobin, which were partially offset by the sale-leaseback of certain research and development equipment purchased during the period.

         The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received in January 1995. Under the agreement, as amended, royalties will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through March 31, 1997, an aggregate of $2,073,000 in royalties payable by RPR have been offset against the original credit.

         As of March 31, 1997, 940,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") have been converted into 3,093,411 shares of the Company's common stock (the "Common Stock"). Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of March 31, 1997, there were $1,531,000 of accrued and unpaid dividends on the Series A Preferred Stock. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Stock at the rate of $218,000 per year. During the nine months ended March 31, 1997, 40,000 shares of the Company's Series B Preferred Stock were converted into 2,038,989 shares of Common Stock. During the nine months ended March 31, 1997, 20,000 shares of the Company's Series C Preferred Stock were converted into 20,000 shares of Series D Preferred Stock which were subsequently converted into 1,015,228 shares of Common Stock.

         To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Management believes that its current sources of liquidity will be sufficient to meet its anticipated cash requirements, based on current spending levels, for approximately the next two years.
                                     - 10 -

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II OTHER INFORMATION

Item 2. Changes in Securities

         During the period from November 19, 1996 through March 31, 1997, the purchaser of 40,000 shares of the Company's Series B Convertible Preferred Stock converted an aggregate of 40,000 shares of such Series B Convertible Preferred Stock into an aggregate of 2,038,989 shares of Common Stock at per share conversion prices ranging from $1.83 to $2.44.

         On February 28, 1997, the purchaser of 20,000 shares of the Company's Series C Convertible Preferred Stock exchanged such shares for 20,000 shares of newly issued Series D Convertible Preferred Stock. The shares of Series C Convertible Preferred Stock were retired. The Series D Convertible Preferred Stock contains the same provisions as the Series C Convertible Preferred Stock, except that the restriction on the maximum number of shares that can be held by the converting institution was eliminated. On February 28, 1997, all of the Series D Convertible Preferred Stock issued was converted into 1,015,228 shares of Common Stock at a per share conversion price of $1.97 per share. The conversion prices for the Series B Convertible Preferred Stock and the Series D Convertible Preferred Stock were equal to 80% of the average of the closing bid prices of the Common Stock for the five consecutive trading days ending one trading day prior to the date of such conversion. The Company relied upon the exemption from registration under the Securities Act of 1933, as amended, contained in (i) Section 4(2) thereof with respect to the issuance of the Series D Convertible Preferred Stock in exchange for the Series C Convertible Preferred Stock and (ii) Section 3(a)(9) thereof with respect to the issuance of such shares of Common Stock upon conversion of the Series B Convertible Preferred Stock and the Series D Convertible Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).


  Exhibit                                                                                                 Page Number
   Number               Description                                                                           or
                                                                                                        Incorporation
                                                                                                         By Reference
        3(i)   Certificate of Incorporation, as amended                                                ^
       3(ii)   By-laws, as amended                                                                     *(4.2)
      3(iii)   Certificate of Designations, Preferences and Rights of Series D
                        Convertible Preferred Stock                                                    o
        10.0   Employment Agreement dated March 25, 1994 with Peter G. Tombros                         #(10.17)
        10.1   Form of Change of Control Agreements dated as of January 20, 1995 entered
                 into with the Company's Executive Officers                                            ~(10.2)
        10.2   Lease - 300-C Corporate Court, South
                        Plainfield, New Jersey                                                         ***(10.3)
        10.3   Modification of Lease - 300-C Corporate Court, South Plainfield
                        New Jersey                                                                     ++(10.3)
        10.4   Lease Termination Agreement dated March 31, 1995 for
                 20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey                   ~(10.6)
        10.5   Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
                 Piscataway, New Jersey                                                                ~(10.7)
        10.6   Form of Lease - 40 Cragwood Road, South
                        Plainfield, New Jersey                                                         ****(10.9)
        10.7   Lease 300A-B Corporate Court, South Plainfield, New Jersey                              +++(10.10)
        10.8   Stock Purchase Agreement dated March 5, 1987
                        between the Company and Eastman Kodak Company                                  ****(10.7)
        10.9   Amendment dated June 19, 1989 to Stock Purchase
                        Agreement between the Company and
                        Eastman Kodak Company                                                          **(10.10)
       10.10   Form of Stock Purchase Agreement between the Company
                        and the purchasers of the Series A Cumulative
                        Convertible Preferred Stock                                                    +(10.11)
       10.11   Amendment to License Agreement and Revised License Agreement
                        between the Company and RCT dated
                        April 25, 1985                                                                 ++++(10.5)
       10.12   Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
                        Corporation                                                                    **(10.14)
       10.13   License Agreement dated September 7, 1989 between the Company and
                Research Corporation Technologies, Inc.                                                **(10.15)
       10.14   Master Lease Agreement and Purchase Leaseback Agreement dated
                        October 28, 1994 between the Company and Comdisco, Inc.                        ##(10.16)
       10.15   Amendment dated as of May 15, 1995 to Employment Agreement with
                        Peter G. Tombros                                                               ~~(10.17)
       10.16   Stock Purchase Agreement dated as of June 30, 1995                                      ~~~(10.16)
       10.17   Securities Purchase Agreement dated as of January 31, 1996                              ~~~(10.17)
       10.18   Registration Rights Agreements dated as of January 31, 1996                             ~~~(10.18)
       10.19   Warrants dated as of February 7, 1996 and issued pursuant to the Securities
                        Purchase Agreement dated as of January 31, 1996                                ~~~(10.19)
       10.20   Securities Purchase Agreement dated as of March 15, 1996                                ^(10.20)


                                     - 13 -


       10.21   Registration Rights Agreement dated as of March 15, 1996                                ^(10.21)
       10.22   Warrant dated as of March 15, 1996 and issued pursuant to the Securities
                         Purchase Agreement dated as of March 15, 1996                                 ^(10.22)
       10.23   Amendment dated March 25, 1994 to License Agreement dated
                September 7, 1989 between the Company and Research Corporation
                Technologies, Inc.                                                                     ^^^(10.23)
       10.24   Independent Directors' Stock Plan                                                       ^^^(10.24)
       10.25   Stock Exchange Agreement dated February 28, 1997, by and between
                        the Company and GFL Performance Fund Ltd.                                      o
       10.26   Agreement Regarding Registration Rights Under Registration Rights
                        Agreement dated March 10, 1997, by and between the Company and
                        Clearwater Fund IV LLC                                                         o
        27.0   Financial Data Schedule                                                                 o
        99.0   Factors to Consider in Connection with Forward-Looking Statements                       ^^(99.0)


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

^^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K

     On January 16, 1997, the Company filed with the Commission a Current Report on Form 8-K dated January 2, 1997 relating to (i) the appointment of Rolf A. Classon to the Company's Board of Directors and (ii) a complaint filed by LBC Capital Resources, Inc.("LBC") on December 17, 1996.

     On January 27, 1997, the Company filed with the Commission a Current Report on Form 8-K dated January 22, 1997 relating to (i) the appointment of Dr. Jeffrey McGuire to the newly created position of vice president, research and development and chief scientific officer and (ii) Dr. Robert Shorr assuming the position of vice president, science and technology, reporting to Dr. McGuire.

     On February 28, 1997, the Company filed with the Commission a Current Report on Form 8-K dated February 20, 1997 relating to the conversion of all of the outstanding shares of Series B Convertible Preferred Stock issued in January 1996. The conversions, which took place between November 12, 1996 and February 19, 1997 resulted in the issuance of 2,038,989 shares of Common Stock.

     On March 10, 1997, the Company filed with the Commission a Current Report on Form 8-K dated March 3, 1997 relating to the exchange of 20,000 shares of Series C Convertible Preferred Stock into 20,000 shares of newly issued Series D Convertible Preferred Stock. The 20,000 shares of Series D Convertible Preferred Stock were subsequently converted into 1,015,228 shares of Common Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENZON, INC.
                                            (Registrant)



Date: May 13, 1997                          By: /S/PETER G. TOMBROS
                                               --------------------
                                            Peter G. Tombros
                                            President and Chief Executive
                                             Officer



                                            By: /S/KENNETH J. ZUERBLIS
                                            Kenneth J. Zuerblis
                                            Vice President, Finance and
                                             Chief Financial Officer