Form 10-K
period 1997-06-30
ENZON INC
filed 1997-09-29
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                             -----------------------

                                                              Commission
For the fiscal year ended June 30, 1997                   File Number 0-12957


                               [LOGO] ENZON, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      22-2372868
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

20 Kingsbridge Road, Piscataway, New Jersey                 08854
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (732) 980-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _X_   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on September 10, 1997 was approximately $153,784,000. There is no market for the Series A Cumulative Convertible Preferred Stock, the only other class of voting stock.

     As of September 10, 1997, there were 30,888,290 shares of Common Stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page 25.

                       Documents Incorporated by Reference

     The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 2, 1997, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                   ENZON, INC.

                          1997 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

Item 1.   Business                                                           3
Item 2.   Properties                                                        17
Item 3.   Legal Proceedings                                                 18
Item 4.   Submission of Matters to a Vote of
                  Security Holders                                          18

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
                  Related Stockholder Matters                               19
Item 6.   Selected Financial Data                                           20
Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       20
Item 8.   Financial Statements and Supplementary Data                       22
Item 9.   Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure                    23

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                24
Item 11.  Executive Compensation                                            24
Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management                                            24
Item 13.  Certain Relationships and Related Transactions                    24

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                       25

                                   ----------

     The following  trademarks  and service marks appear in this Annual  Report:
     ADAGEN(R) and ONCASPAR(R) are registered trademarks of Enzon, Inc.; SCA(R) is a registered trademark of Enzon Labs Inc.; Elspar(R) is a registered trademark of Merck & Co., Inc; INTRON A(R) is a registered trademark of Schering-Plough Corporation; Hycamtin(TM) is a trademark of SmithKline Beecham plc; Camptosar(R) is a registered trademark of Rhone-Poulenc Rorer Pharmaceuticals Inc.

                                     PART I

Item 1. BUSINESS

Overview

     Enzon, Inc. ("Enzon" or the "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies, PEG Modification or the PEG Process and Single-Chain Antigen-Binding (SCA(R)) proteins.

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

     The Company has received marketing approval from the United States Food and Drug Administration ("FDA") for two of its products: (i) ONCASPAR(R), for the indication of acute lymphoblastic leukemia ("ALL") in patients who are hypersensitive to native forms of L-asparaginase and (ii) ADAGEN(R), the first successful application of enzyme replacement therapy for an inherited disease to treat a rare form of Severe Combined Immunodeficiency Disease ("SCID"), commonly known as the "Bubble Boy Disease". ONCASPAR is the enzyme L-asparaginase modified by the Company's PEG Process and ADAGEN is the enzyme adenosine deaminase ("ADA") modified by the Company's PEG Process.

     The Company manufactures both ADAGEN and ONCASPAR in its South Plainfield, New Jersey facility and markets ADAGEN on a worldwide basis. ONCASPAR is marketed in the U.S. by Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") and in Europe by Medac GmbH ("MEDAC"). The Company is entitled to royalties on the sales of ONCASPAR by RPR, as well as manufacturing revenue from the production of ONCASPAR. The Company's agreement with MEDAC requires MEDAC to purchase ONCASPAR from the Company at a set price which increases over the term of the agreement. RPR and MEDAC are currently conducting clinical trials to expand the use and approved indications for ONCASPAR.

     The PEG Process involves chemically attaching polyethylene glycol ("PEG"), a relatively non-reactive and non-toxic polymer, to proteins, chemicals and certain other pharmaceuticals for the purpose of enhancing their therapeutic value. The attachment of PEG helps to disguise the modified compound and reduce the recognition of the compound by the immune system, generally lowering potential immunogenicity. Both the increased molecular size and lower immunogenicity result in extended circulating blood life, in some cases from minutes to days. The PEG Process also significantly increases the solubility of the modified compound which enhances the delivery of the native compound. The PEG Process was originally covered by a broad patent which expired in late 1996.

     The Company has made significant improvements to the original PEG Process, collectively referred to as Second Generation PEG Technology, and has applied for and received numerous patents for such improvements. One of the components of the Second Generation PEG Technology is new linker chemistries; the chemical binding of the PEG to the unmodified protein. These new linkers provide an enhanced binding of the PEG to the protein resulting in a more stable compound with increased circulation life. The second generation technology also allows PEG to bind to different parts of the protein, which may result in more activity of the modified protein. Attachment of PEG to the incorrect site on the protein can result in a loss of its activity or therapeutic effect.

     Two products are currently in clinical trials using the Second Generation PEG Technology; a PEG modified version of Schering-Plough Corporation's ("Schering-Plough") product, INTRON A(R) (interferon alfa 2b), a genetically-engineered anticancer-antiviral drug, and the Company's product PEG-hemoglobin, a hemoglobin-based oxygen-carrier being developed for the radiosensitization of solid hypoxic tumors.

     PEG-Intron A, a modified form of Schering-Plough's INTRON A, was developed by Enzon to have longer lasting activity and an enhanced safety profile. PEG-Intron A is currently in a large scale Phase III clinical trial in the United States and Europe. It is expected that PEG-Intron A will be administered once a week, compared to the current regimen for unmodified INTRON A of three times a week. During August 1997, Enzon received $2,500,000 in milestone payments from Schering-Plough as a result of the product moving into Phase III clinical trials. Enzon is entitled to an additional $3,000,000 in payments from Schering-Plough, subject to the achievement of additional milestones in the product's development. The Company is also entitled to royalties on worldwide sales of PEG-Intron A and has the option to be the exclusive manufacturer of PEG-Intron A for the U.S. market. Schering-Plough's sales of INTRON A were approximately $524 million in 1996. The worldwide market for alpha interferon products is estimated to be in excess of $1 billion. The patents covering Schering's INTRON A will begin to expire in 2001. The Company's Second Generation PEG Technology patents which cover the modified product should offer extended patent life.

     Preclinical studies conducted at Enzon, the University of Wisconsin School of Veterinary Medicine and Dana Farber Cancer Institute, indicate that the Company's hemoglobin-based oxygen-carrier, PEG-hemoglobin, may be useful in treating solid tumors. These studies suggest that PEG-hemoglobin delivers oxygen to solid hypoxic tumors, thereby enhancing the ability of radiation therapy to significantly decrease the size of these tumors. It is estimated that approximately 800,000 cases of solid hypoxic tumors are diagnosed each year in the United States.

     The Company is currently conducting a multi-dose, multi-center clinical trial of PEG-hemoglobin in cancer patients receiving radiation treatment. Patients entering this trial receive once-a-week infusions of PEG-hemoglobin followed by five days of radiation treatment. The protocol for this study calls for this regimen to be repeated for three weeks. The primary purpose of this trial is to evaluate safety related to multiple doses of PEG-hemoglobin and radiation therapy.

     The Company also has developed a Third Generation PEG Technology that gives PEG-modified compounds "Pro Drug" attributes. This is accomplished by attaching PEG to a compound by means of a covalent bond that is designed to break down over time, thereby releasing the therapeutic moiety (therapeutic portion of the compound) in the proximity of the target tissue. These attributes could significantly enhance the therapeutic value of new chemicals, as well as drugs already marketed. The Company believes that the "Pro Drug/Transport Technology" has broad usefulness and that it can be applied to a wide range of drugs, such as cancer chemotherapy agents, antibiotics, anti-fungals and immunosuppressants, as well as to proteins and peptides, including enzymes and growth factors. The markets for these drugs and biologicals have potentially large patient populations. The Company is currently applying its Pro Drug/Transport Technology to certain anticancer agents. Preliminary animal studies have shown that a compound modified with the Company's Third Generation PEG Technology accumulates in tumors. A PEG-modified version of camptothecin, a topo-1 inhibitor, is currently in preclinical studies. The Company is preparing to file an Investigational New Drug Application (IND) during the first half of calendar 1998.

     The Company also has an extensive licensing program for its second proprietary technology, SCA protein technology. SCA proteins are genetically engineered proteins designed to overcome the problems hampering the diagnostic and therapeutic use of conventional monoclonal antibodies. Preclinical studies have shown that SCA proteins target and penetrate tumors more readily than conventional monoclonal antibodies. In addition to these advantages, because SCA proteins are developed at the gene level, they are better suited for targeted delivery of gene therapy vectors and fully-human SCA proteins can be isolated directly, with no need for costly "humanization" procedures. Also, many gene therapy methods require that proteins be produced in an active form inside cells. SCA proteins can be produced through intracellular expression (inside cells) more readily than monoclonal antibodies.

     Currently, there are nine SCA proteins in Phase I or II clinical trials by various corporations and institutions. Some of the areas being explored are cancer therapy, cardiovascular indications and AIDS.

     The Company has granted non-exclusive SCA licenses to more than a dozen companies, including Bristol-Myers Squibb Company ("Bristol-Myers"), Baxter
Healthcare Corporation ("Baxter"), Eli Lilly & Co. ("Eli Lilly"), Alexion Pharmaceuticals Inc. ("Alexion Pharmaceuticals"), and the Gencell division of RPR ("RPR/Gencell"). These licenses generally provide for upfront payments, milestone payments and royalties on sales of FDA approved products.

     The Company also has a license agreement with Green Cross Corporation ("Green Cross") for the development of a recombinant Human Serum Albumin (rHSA), a blood volume expander. Green Cross has reported that it recently completed a Phase III trial for this indication in Japan. The agreement, which the Company acquired as part of the acquisition of Genex Corporation in 1991, entitles Enzon to a royalty on sales of an rHSA product sold by Green Cross. The Company and Green Cross are currently attempting to resolve a dispute regarding the royalty rate called for in the agreement. If the parties cannot come to an agreement, the Company may proceed to arbitration to settle this issue.

     Information contained in this Annual Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.0 hereto constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Products on the Market

     The Company currently has two products on the market, ONCASPAR and ADAGEN. The Company received U.S. marketing approval from the FDA for ONCASPAR in February 1994 and for ADAGEN in March 1990.

ONCASPAR

     ONCASPAR, the enzyme L-asparaginase modified by the PEG Process, is currently approved in the United States and Germany and is used in conjunction with other chemotherapeutics to treat patients with ALL who are hypersensitive (allergic) to native (unmodified) forms of L-asparaginase. ONCASPAR is marketed in the U.S. by RPR and in Europe by MEDAC.

     L-asparaginase is an enzyme which depletes the amino acid asparagine, a non-essential amino acid upon which certain leukemic cells are dependent for survival. Accordingly, the depletion of plasma asparagine levels selectively starves these leukemic cells. L-asparaginase is a component of standard pediatric ALL remission induction therapies. Unmodified L-asparaginase is currently marketed in the U.S. as Elspar(R).

     In addition to pediatric ALL, native L-asparaginase sold by other companies is used in Europe to treat adult ALL and non-Hodgkins lymphoma. RPR is currently conducting clinical trials to expand the use of ONCASPAR in ALL treatment beyond the hypersensitive label indication, and in other additional indications, including non-Hodgkins lymphoma. These indications represent larger patient populations and revenue potential than the limited current approved indication. RPR has completed two small pilot studies in the U.S. for treatment of adults with ALL. These trials showed a response rate of greater than 90%. The Company expects MEDAC to initiate similar trials in the near future.

     The therapeutic value of unmodified L-asparaginase is limited by two inherent aspects of the enzyme. First, its short half-life in blood (less than
1.5 days) requires every-other-day injections, causing significant discomfort and inconvenience to patients. Secondly, the enzyme's non-human source makes it inherently immunogenic, resulting in a high incidence of allergic reactions, some of which may be severe, necessitating the discontinuance of the L-asparaginase therapy.

     Through PEG Modification, Enzon believes ONCASPAR offers significant therapeutic advantages over unmodified L-asparaginase. ONCASPAR has a significantly increased half-life in blood (greater than five days), allowing every-other-week administration, making its use more tolerable to patients than unmodified L-asparaginase. PEG Modification also disguises the enzyme's foreign nature, generally reducing its immunogenicity, and enabling its use in patients who are allergic to unmodified L-asparaginase.

     RPR Agreement

     ONCASPAR was launched in the United States by RPR during March 1994. The Company has granted RPR an exclusive license (the "Amended RPR License Agreement") in the United States to sell ONCASPAR, and any other PEG-asparaginase product (the "Product") developed by Enzon or RPR during the term of the Amended RPR License Agreement. Under this agreement, Enzon has received licensing payments totaling $6,000,000 and was entitled to a base royalty of 10% for the year ended December 31, 1995 and 23.5% thereafter, until 2008, on net sales of ONCASPAR up to agreed upon amounts. Additionally, the Amended RPR License Agreement provided for a super royalty of 23.5% for the year ended December 31, 1995 and 43.5% thereafter, until 2008, on net sales of ONCASPAR which exceed certain agreed upon amounts, with the limitation that the total royalties earned for any such year shall not exceed 33% of net sales. The Amended RPR License Agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

     The payment of base royalties to Enzon under the Amended RPR License Agreement will be offset by an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due to RPR under the original RPR License Agreement and interest expense. Super royalties will be paid to the Company when earned. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheets as of June 30, 1997 and 1996. The royalty advance will be reduced as base royalties are recognized under the agreement.

     The Amended RPR License Agreement prohibits RPR from selling a competing PEG-asparaginase product anywhere in the world during the term of such agreement and for five years thereafter. The agreement terminates in December 2008, subject to early termination by either party due to a default by the other or by RPR at any time upon one year's prior notice to Enzon. Upon any termination all rights under the Amended RPR License Agreement revert to Enzon.

     The Company has also granted exclusive licenses to RPR to sell ONCASPAR in Canada and Mexico. These agreements provide for RPR to obtain marketing approval of ONCASPAR in Canada and Mexico and for the Company to receive royalties on sales of ONCASPAR in these countries, if any. A separate supply agreement with RPR requires RPR to purchase from Enzon all Product requirements for sales in North America.

     MEDAC Agreement

     During October 1996, the Company entered into an exclusive license agreement with MEDAC to sell ONCASPAR in Europe and Russia. The agreement provides for MEDAC to purchase ONCASPAR from the Company at certain established prices which increase over the initial five year term of the agreement. Under the agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Upon completion of a pharmacokinetics study, MEDAC plans to file for approval in the rest of Europe and will be required to meet certain minimum purchase requirements.

ADAGEN

     ADAGEN, the Company's first FDA approved product, is currently being used to treat 51 patients in seven countries. ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. ADAGEN, the enzyme ADA modified through the PEG Process, was developed by the Company for the treatment of ADA deficiency associated with SCID, commonly known as the "Bubble Boy Disease". SCID is a congenital disease that results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Injections of unmodified ADA would not be effective because of its short circulating life (less than thirty minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

     ADAGEN is being marketed on a worldwide basis and sold in the United States by Enzon. Distribution of

ADAGEN in Europe and Japan is being handled by a European firm. Enzon believes many newborns with ADA-deficient SCID go undiagnosed and is therefore focusing its marketing efforts for ADAGEN on new patient identification. The Company's marketing efforts include educational presentations and publications designed to encourage early diagnosis and subsequent ADAGEN treatment.

     Sales of ADAGEN for the fiscal years ended June 30, 1997, 1996 and 1995 were $8,935,000, $8,696,000 and $8,305,000, respectively. Currently, the only alternatives to ADAGEN treatment are well matched bone marrow transplants. Patients that are unable to receive successful bone marrow transplants are expected to require ADAGEN injections for the rest of their lives. Sales of ADAGEN are expected to continue to be limited due to the small patient population worldwide.

Research and Development

     The Company's primary source of new products is its internal research and development activities. Research and development expenses for the fiscal years ended June 30, 1997, 1996 and 1995 were approximately $8,520,000, $10,124,000 and $12,084,000, respectively. The decreases in research and development expenditures were due to reductions in research administration and clinical staff and the narrowing of the Company's research efforts to focus on technologies and products with large revenue potential.

     The Company's research and development activities during fiscal 1997 concentrated primarily on the continued development of PEG-hemoglobin, preclinical work on PEG-Camptothecin, the Company's first product to use third generation Pro Drug/Transport Technology and continued research and development of the Company's proprietary technologies.

Technologies and Capabilities

     The Company's technologies are focused in the area of drug delivery. The Company's PEG Modification technology is able to lower the potential immunogenicity, extend the circulating life and enhance solubility of the modified compound. The Company believes its SCA and Pro Drug/Transport Technologies may be able to achieve targeting of the modified compound to a desired site in the body. It is believed that this will result in less toxicity to the surrounding tissue and increased therapeutic effect due to a high concentration of the compound in the targeted tissue. The Company is currently applying its technologies to compounds with known therapeutic efficacy that suffer from delivery problems. This encompasses undeveloped compounds as well as products already on the market.

PEG Modification

     Enzon's proprietary technology, PEG Modification or the PEG Process, involves chemically attaching PEG to therapeutic proteins or chemical compounds that are difficult to deliver. PEG is a relatively non-reactive and non-toxic polymer that is typically used in many food and pharmaceutical products. Attachment of PEG disguises the protein and reduces its recognition by the immune system, thereby generally lowering potential immunogenicity and extending its circulating life, in some cases from minutes to days. Chemical compounds have an added drawback in that they are typically water-insoluble, which makes delivery difficult, or in some cases, impossible. The Company believes the attachment of PEG to chemical substances not only disguises the chemical, thereby lowering potential immunogenicity and extending its circulatory life, but also greatly increases the solubility of these compounds. Enzon believes that compounds modified by the PEG Process may offer significant advantages over their unmodified forms. These advantages include: (i) extended circulating life,
(ii) reduced incidence of allergic reactions, (iii) reduced dosages with corresponding lower toxicity without diminished efficacy, (iv) increased drug stability and (v) enhanced drug solubility. Modification of proteins with the PEG Process often causes these proteins to have characteristics that significantly improve their therapeutic performance, and in some cases enables proteins to be therapeutically effective which, in their unmodified forms, have proven to be non-efficacious. The PEG Process was originally covered by a broad patent which expired in late 1996.

     The Company has developed proprietary know-how, collectively referred to as Second Generation PEG

Technology, which significantly improves the PEG Process over that described in the original patent covering this technology. This proprietary know-how enables the Company to tailor the PEG Process in order to produce the desired results for the particular substance being modified. This know-how includes, among other things, proprietary linkers for the attachment of PEG to compounds, the selection of the appropriate attachment sites on the surface of the compound, and the amount and type of PEG used. These improvements allow PEG to bind to different parts of the molecules, which may result in more activity of the modified protein. Attachment of PEG to the wrong site on the protein can result in a loss of its activity or therapeutic effect. The main objective of the first and second generation technology is to permanently attach PEG to the unmodified protein. Currently, there are two second generation products in clinical trials, including a PEG modified version of Schering-Plough's INTRON A, which is in a Phase III clinical trial in the U.S. and Europe. See "Strategic Alliances and License Agreements - Schering". The Company has received patents for numerous improvements to the PEG Process. See "Patents".

Pro Drug/Transport Technology

     The Company recently has developed a third generation PEG technology that gives PEG-modified compounds "Pro Drug" attributes. This is accomplished by attaching PEG to a compound by means of a covalent bond that is designed to deteriorate over time, thereby releasing the therapeutic moiety in the proximity of the target tissue. These attributes could significantly enhance the therapeutic value of new chemicals, as well as drugs already marketed by others. The Company believes that this technology has broad usefulness and that it can be applied to a wide range of drugs, such as cancer chemotherapy agents, antibiotics, anti-fungals and immunosuppressants, as well as to proteins and peptides, including enzymes and growth factors. The markets for these drugs and biologicals have large potential patient populations.

     The Company is currently applying its Pro Drug/Transport Technology to cancer chemotherapy agents. One such compound, a PEG-modified version of camptothecin, a topo-1 inhibitor, is in preclinical studies in preparation for an anticipated IND filing during the first half of calendar 1998. The Company believes that the covalent attachment of PEG can inactivate the drug's toxic mechanisms, while allowing the drug to circulate in the bloodstream for longer periods of time, thereby allowing the compound to accumulate in the proximity of the tumor site. Preliminary animal studies have shown that a compound modified with the Company's Third Generation PEG Technology accumulates in tumors. The covalent bond used in the third generation technology to attach the PEG to the drug is designed to deteriorate over time, resulting in the PEG falling off and allowing the compound to resume its activity. Animal studies conducted by the Company thus far have demonstrated increases in the therapeutic index of compounds modified by the Company's Pro Drug/Transport Technology. However, there can be no assurance that these advantages can be attained or that drugs based on this technology will be approved by the FDA.

     The Company has filed several patent applications relating to its Pro Drug/Transport Technology. See "Patents".

Single-Chain Antigen-Binding (SCA) Proteins

     Enzon's proprietary SCA proteins are genetically engineered proteins designed to overcome the problems associated with the therapeutic uses of monoclonal antibodies. SCA proteins have the binding specificity and affinity of monoclonal antibodies, but Enzon believes that SCA proteins offer at least five significant advantages over conventional monoclonal antibodies: (i) greater tumor penetration for cancer imaging and therapy, (ii) more specific localization to target sites in the body, (iii) a significant decrease in the immunogenic problems associated with monoclonals due to the SCA protein's small size and rapid clearance from the body, (iv) easier and more cost effective scale-up for manufacturing and (v) enhanced screening capabilities which allow for the testing of SCA proteins for desired specificities using simple screening methods. In addition to these advantages, because SCA proteins are developed at the gene level, they are better suited for targeted delivery of gene therapy vectors and fully-human SCA proteins can be isolated directly, with no need for costly "humanization" procedures. Also, many gene therapy methods require that proteins be produced in active form inside cells. SCA proteins can be produced through intracellular expression (inside cells) more readily than monoclonal antibodies.

     The binding specificity of SCA proteins has been demonstrated through the preparation and in vitro testing of more than a dozen different SCA proteins by Enzon. In addition, the Company, in collaboration with Dr. Jeffrey Schlom of the Laboratory of Tumor Immunology and Biology at the National Cancer Institute ("NCI"), has shown in published preclinical studies that SCA proteins localize to specific tumors and rapidly penetrate the tumors.

     Currently, there are nine SCA proteins in Phase I or II clinical trials by various organizations including licensees and academic institutions. Some of the areas being explored are cancer therapy, cardiovascular indications and AIDS. The Company believes that those organizations who have not yet licensed this technology will have to obtain a license from Enzon to commercialize these products. The following are some examples of research being conducted in the SCA area:

          Scientists at the University of Alabama are conducting research utilizing SCA proteins produced inside the body at the cell level, in gene therapy for ovarian cancer. SCA proteins produced in an intracellular environment (inside the cell) via gene therapy are known as intrabodies. Animal data generated from these studies has revealed that SCA proteins produced through intracellular expression increased the response of several prevalent human cancers (e.g. breast, lung, ovarian, stomach) to chemotherapy. A clinical protocol has been published by these investigators for this application.

          The Company's licensee, Alexion Pharmaceuticals, has developed an SCA protein application using monomeric humanized scFv directed against complement protein C5, which causes inflammation in cardiopulmonary bypass and myocardial infarction patients. Alexion's compound is designed to block C5 production, which causes inflammation. Alexion has completed a Phase I/II trial in 16 coronary bypass patients. The trial showed that the drug was well tolerated and showed biological efficacy. Alexion has moved this compound into a Phase II clinical trial.

          Another application of the Company's SCA technology is in the area of "T-Bodies". T-Cells are one of the body's natural defenses against cancer and infections. T-Body technology is the adding of the gene code of an SCA protein to a T-cell which has been removed from the body. The T-Cells can be modified through recombinant technology to have the SCA receptors specific to targeting a certain antigen, thereby concentrating the T-Cell on a specific area. Cell Genesys, an Enzon licensee, has had success in applying T-Bodies in preclinical studies with the CC49 SCA protein. In May 1997, an IND application was filed for a clinical trial focusing on colon cancer. Another clinical trial involving T-Body technology is underway at the National Cancer Institute and extensive T-body research has been reported by several European laboratories.

          SCA proteins are also being used in antibody engineering, through the use of phage display library technology, for isolation of antibody specificities. Using phage display technology, it is possible to conveniently isolate a human high-affinity SCA protein specificity to virtually any target antigen, including anti-self specificities. Cambridge Antibody Technology Ltd. ("CAT"), a pioneer in the development of combinatorial antibody libraries (the "Phage Antibody System"), currently has several licensing agreements with global pharmaceutical and biotechnology companies for use of this library. Because CAT licenses Enzon's SCA technology for this library, Enzon should receive royalties on any SCA protein products developed with this technology.

     The Company believes it has a dominant patent position in SCA protein technology and has received numerous patents, the most recent of which expires in 2013. See "Patents".

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

Products and Technologies Under Development

Hemoglobin-Based Oxygen-Carrier

     The Company is currently developing a hemoglobin-based oxygen-carrier, PEG-hemoglobin, for use as a radiosensitizer, in conjunction with radiation treatment of solid hypoxic tumors. Over the last three years, the Company has focused its development on those indications for which donated whole blood is not effective. This is due to the relative safety, adequate supply and low cost of the current donated blood supply. The Company believes that the radiosensitization indication also offers advantages in the FDA approval process.

     In 1994, the FDA published a paper entitled "Points to Consider in the Development of a Hemoglobin-Based Oxygen-Carrier" that discusses the problems associated with determining clinical endpoints that will demonstrate efficacy of a hemoglobin-based oxygen-carrier. The paper recommends the following indications that will simplify such endpoints: regional perfusion (radiosensitization), acute hemorrhagic shock and perioperative applications. The endpoints used for radiosensitization will be the same as the endpoints established for cytotoxic agents, a reduction in tumor size.

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

     The Company has completed a Phase I safety study for PEG-hemoglobin in which 34 normal volunteers received a single dose of PEG-hemoglobin in amounts up to 45 grams. This study demonstrated that PEG-hemoglobin, in its active form, circulates in the blood for approximately eleven days. The Company is currently conducting a multi-dose, multi-center clinical trial of PEG-hemoglobin in cancer patients receiving radiation treatment. Patients entering this new trial receive once-a-week infusions of PEG-hemoglobin followed by five days of radiation treatment. The protocol for this study calls for this regimen to be repeated for three weeks. The primary purpose of this trial is to evaluate safety related to multiple doses of PEG-hemoglobin and radiation therapy. It is estimated that approximately 800,000 cases of solid hypoxic tumors, such as head and neck, lung, mammary, colon, prostate, bladder, fibrous histiocytoma and glioma are diagnosed each year in the United States.

     The Company believes that one of the significant advantages that PEG-hemoglobin has over other products currently being developed is its long circulation life. The Company believes that hemoglobin, modified through its PEG Process, will overcome the well-documented problems of toxicity and short circulating life associated with other forms of hemoglobin-based oxygen-carriers that have been developed. The extended circulating life demonstrated in the Phase I safety study may enable PEG-hemoglobin to be administered once a week for the radiation treatment protocol. Enzon has chosen to develop PEG-hemoglobin utilizing bovine hemoglobin, based upon its superior oxygen-carrying properties, relative stability, availability and low cost.

     The Company currently obtains its raw hemoglobin from two small colonies of animals which are isolated and receive regular veterinary care and testing. This should insure that the animals remain disease free. In addition to keeping the animals disease free, the Company's manufacturing process provides or will provide virus removal, inactivation and filtration steps. Enzon believes it can supply the potential market demand for PEG-hemoglobin through a relatively small number of animals.

     The Company uses a proprietary process for the separation and purification of the bovine hemoglobin and the attachment of PEG to the hemoglobin molecule.

     Enzon presently produces PEG-hemoglobin in a recently upgraded pilot plant at its facility in South Plainfield, New Jersey. This plant is expected to supply the quantities of PEG-hemoglobin needed for all ongoing research and development through Phase III clinical trials.

     The Company estimates that development of a PEG-hemoglobin product will take several years and require substantial additional funds. There can be no assurance that a PEG-hemoglobin product can be successfully developed and brought to market. Due to the significant costs associated with the development and marketing of this product, the Company is currently exploring potential collaborative arrangements with one or more established pharmaceutical companies. To date, no such agreements have been concluded and there can be no assurance that any such agreements will be consummated. Furthermore, there can be no assurance of market acceptability of a hemoglobin-based oxygen-carrier produced from bovine hemoglobin.

Pro Drug/Transport Technology

     The Company is currently applying its third generation Pro Drug/Transport Technology to oncolytic chemical compounds. The Company believes that by adjusting the way PEG is covalently attached to oncolytics, PEG attachment can be used to inactivate the oncolytics's toxic mechanism, while allowing the compound to circulate in the bloodstream for long periods of time, thereby allowing the compound to accumulate in the proximity of tumor sites. Preliminary animal tests have shown that a third generation PEG-modified compound accumulates in tumors. The covalent bond used in the third generation technology to attach PEG to the drug is designed to break down over time resulting in the PEG falling off the compound, allowing the compound to resume its activity. The Company has selected its first candidate for development, a PEG modified form of camptothecin, a topo-1 inhibitor. This compound is currently in preclinical studies in preparation for the anticipated filing of an IND in the first half of calendar 1998. Camptothecin is a substance that for many years has been known to be a very effective oncolytic agent with drug delivery problems. Recently, camptothecin derivatives, Hycamtin(TM) and Camptosar(R), have been approved by the FDA. While these two new products improved the solubility of camptothecin, the Company believes that its Pro Drug/Transport Technology has additional delivery advantages and increased therapeutic value.

Single-Chain Antigen-Binding (SCA) Proteins

     The Company's research efforts in the SCA protein area are designed to expand the technology and enhance the Company's dominant patent position, as opposed to internal development of products in this area.

     Currently, there are nine SCA proteins in Phase I or II clinical trials by various corporations and institutions, including a product developed by one of the Company's licensees, Alexion Pharmaceuticals, which is in Phase II clinical trials. Some of the areas being explored are cancer therapy, cardiovascular indications and AIDS.

Strategic Alliances and License Agreements

     In addition to internal product development, the Company utilizes joint development and licensing arrangements with other pharmaceutical and biopharmaceutical companies, to expand the pipeline of products utilizing its proprietary PEG and SCA protein technologies. Enzon believes that its technologies can be used to improve products which are already on the market or that are under development, thus producing therapeutic products which will provide a safer, more effective and more convenient therapy. Currently, the Company's partners have two products in Phase III clinical trials and one in Phase II.

Schering Agreement

     The Company and Schering Corporation ("Schering"), a subsidiary of Schering-Plough, entered into an agreement in November 1990 (the "Schering Agreement") to apply the Company's PEG Process to develop a modified form of Schering-Plough's INTRON A (interferon alfa 2b), a genetically-engineered anticancer and antiviral drug with longer activity. A PEG-modified version of INTRON A is currently in a large scale Phase III clinical trial in the United States and Europe. The trial calls for administration of PEG-Intron A once a week as compared to the current regimen for unmodified INTRON A of three times a week. PEG-Intron A utilizes the Company's Second Generation PEG Technology.

     INTRON A is currently approved in the United States for use in chronic hepatitis B, chronic hepatitis C,

AIDS-related Kaposi's sarcoma, venereal warts, hairy cell leukemia and malignant melanoma. It is approved for use in 65 countries for 16 disease indications. Schering-Plough reported 1996 INTRON A sales of $524 million worldwide.

     Under the license agreement, which was amended in 1995, the Company transferred proprietary manufacturing rights for PEG-Intron A to Schering for $3,000,000. The Company will receive royalties on worldwide sales of PEG-Intron A, if any. Schering will be responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis. In connection with the amendment of the agreement in 1995, the Company also sold to Schering approximately 847,000 shares of unregistered, newly issued Common Stock for $2,000,000 in gross proceeds. Under the current Schering Agreement, Enzon has the option to become Schering's exclusive manufacturer of PEG-Intron A for the United States market upon FDA approval of such product.

     Enzon is entitled to receive future sequential payments, subject to the achievement of certain milestones in the product's development program. During August 1997, Enzon received $2,500,000 in milestone payments from Schering as a result of the product moving into Phase III clinical trials. Enzon is entitled to an additional $3,000,000 in payments from Schering, subject to the achievement of certain milestones in the product's development.

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

Green Cross Agreement

     The Company has a license agreement with Green Cross for the development of a recombinant Human Serum Albumin (rHSA), a blood volume expander. Green Cross has reported that it recently completed a Phase III trial for this indication in Japan. The agreement, which the Company acquired as part of the acquisition of Genex Corporation in 1991, entitles Enzon to a royalty on sales of an rHSA product sold by Green Cross in much of Asia and North and South America. Currently, Green Cross is only developing this product for the Japanese market. The royalty is payable under the agreement for the first fifteen years of commercial sales. The parties are currently attempting to resolve a dispute regarding the royalty rate called for in the agreement. If the parties cannot come to an agreement, the Company may proceed to arbitration to settle this issue.

SCA Protein Technology Licenses

     The Company's SCA protein licenses are primarily on a non-exclusive basis, and in most cases, provide for the partner to pay for all development costs and to market the products. Enzon receives a royalty on the sale of any SCA protein product developed, as well as in most cases, payments based on the achievement of certain milestones in the product development. The Company has approximately 16 non-exclusive SCA protein licences. The following is a list of certain of the Company's SCA protein licenses.

Corporate Partner                     Agreement Date               Product                     Disease or Indica      Program Status
-----------------                     --------------               -------                     -----------------      --------------
Alexion Pharmaceuticals, Inc.        May 1996                      Complement                  Cardiopulmonary        Phase II
                                                                   Protein C5                  bypass and myocar-
                                                                                               dial infarction

Baxter Healthcare Corporation        November 1992                 SCA proteins                Cancer                  Research

Bristol-Myers Squibb Company         September 1993/July 1994      SCA proteins                All Therapeutics        Phase I/II

Cambridge Antibody Technology Ltd.   September 1996                Phage Display Library       All Therapeutics        Research

Cell Genesys Inc.                    November 1993                 SCA/Receptor Technology     Cell Therapy            IND Submitted

Eli Lilly and Co.                    December 1992                 SCA proteins                Undetermined            Research

Gencell Division of RPR              December 1995                 SCA proteins                Gene Therapy            Research

Marketing

     Other than ADAGEN, which the Company markets on a worldwide basis to a small patient population, the Company does not engage in the direct commercial marketing of any of its products and therefore does not have an established sales force. For certain of its products, the Company has provided exclusive marketing rights to its corporate partners in return for royalties on sales. With respect to ONCASPAR, the Company has granted exclusive marketing rights to RPR for North America and to MEDAC for Europe and Russia, pursuant to the agreements described in "Products on the Market - ONCASPAR".

     The Company expects to retain marketing partners for ONCASPAR in other foreign markets and is currently pursuing arrangements in this regard. There can be no assurance that the Company will conclude any such arrangements. Regarding the marketing of certain of the Company's other future products. The Company expects to evaluate whether to create a sales force to market certain products in the United States or to continue to enter into license and marketing agreements with others for United States and foreign markets. These agreements generally provide that all or a significant portion of the marketing of these products will be conducted by the Company's licensees or marketing partners. In addition, under certain of these agreements, the Company's licensee or marketing partners may have all or a significant portion of the development and regulatory approval responsibilities.

Raw Materials and Manufacturing

     In the manufacture of its products, the Company couples activated forms of PEG to the unmodified proteins. In the case of PEG, the Company does not have a long-term supply agreement, but maintains what it believes to be an adequate inventory which should provide the Company sufficient time to find an alternate supplier of PEG, in the event it becomes necessary, without material disruption of its business.

     The Company manufactures its two FDA approved products; ADAGEN and ONCASPAR in its South Plainfield, New Jersey facility. Prior to the approval of its product and on a continuing basis, the Company's facility is inspected by two branches of the FDA, the Center for Drugs Evaluation and Research and the Center for Biologics Evaluation and Research, for compliance with the FDA's current Good Manufacturing Practices. The facility has also been inspected by the Canadian Health Protection Branch and the German Federal Institute for Drugs and Medical Devices, the equivalent of the FDA in those countries. The manufacturing facility was granted an establishment license by the FDA in February 1994.

     Except for PEG-hemoglobin, the Company purchases the unmodified compounds utilized in its approved products and products under development from outside suppliers. The Company has a supply contract with an outside supplier for the unmodified ADA used in the manufacture of ADAGEN and the unmodified L-asparaginases used in the manufacture of ONCASPAR. The Company is currently discussing extending its supply agreement for unmodified L-asparaginase used in the U.S. market, which expires on December 31, 1997. The Company purchases unmodified L-asparaginase used in the production of ONCASPAR for MEDAC from a different supplier.

     During the fiscal year ended June 30, 1997, the Company wrote-off approximately $592,000 of unmodified L-asparaginase purchased under its U.S. supply contract. While it is possible that the Company may incur similar losses on its remaining purchase commitments under this supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including but not limited to, potential increased demand for ONCASPAR from RPR and continued expansion into markets outside the U.S. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment.

     The Company currently obtains its raw hemoglobin from two small colonies of animals which are isolated and receive regular veterinary care and testing. This should insure that the animals remain disease free. In addition to keeping the animals disease free, the Company's manufacturing process provides or will provide virus removal, inactivation and filtration steps. Enzon believes it can supply the potential market demand for PEG-hemoglobin through a relatively small number of animals.

     Schering is required under the Schering Agreement to provide the Company with unmodified INTRON A if the Company exercises its option to manufacture PEG-Intron A for the United States market.

     Delays in obtaining or an inability to obtain any unmodified compound which the Company does not produce, including unmodified ADA or L-asparaginase, could have a material adverse effect on the Company. In the event the Company is required to locate an alternate supplier for an unmodified compound utilized in a product which is being sold commercially or which is in clinical development, the Company will likely be required to do additional testing, which could cause delay and additional expense, to demonstrate that the alternate supplier's material is biologically and chemically equivalent to the unmodified compound previously used. Such evaluations could include one or all of the following: chemical, preclinical and clinical studies. Requirements for such evaluations would be determined by the stage of the product's development and the reviewing division of the FDA. If such alternate material is not demonstrated to be chemically and biologically equivalent to the previously used unmodified compound, the Company will likely be required to repeat some or all of the preclinical and clinical trials with such compound. The marketing of an FDA approved drug could be disrupted while such tests are conducted. Even if the alternate material is shown to be chemically and biologically equivalent to the previously used compound, the FDA may require the Company to conduct additional clinical trials with such alternate material.

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

     As an initial step in the FDA regulatory approval process, preclinical studies are conducted in animal models to assess the drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as a part of the IND, which is filed to obtain approval to begin human clinical testing. The human clinical testing program may involve up to three phases. Data from human trials are submitted to the FDA in a New Drug Application ("NDA") or Product License Application
("PLA"). Preparing an NDA or PLA involves considerable data collection, verification and analysis.

     ADAGEN was approved by the FDA in March 1990. ONCASPAR was approved for marketing in the U.S. during February 1994 and in Germany in November 1994 for patients with ALL who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. Except for these approvals, none of the Company's other products have been approved for sale and use in humans in the United States or elsewhere. Difficulties or unanticipated costs may be encountered by the Company or its licensees or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude the Company or its licensees or marketing partners from marketing their products.

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

     Prior to the development of ADAGEN, the Company's first FDA approved product, the only treatment available to patients afflicted with ADA deficient SCID was a bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. More recently, researchers at the National Institute of Health, ("NIH") have been attempting to treat SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The patients in these trials are also receiving ADAGEN treatment in addition to the gene therapy. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express permanently and at normal levels, adenosine deaminase, the deficient enzyme in people afflicted with ADA deficient SCID. To date, patients in gene therapy clinical trials have not been able to stop ADAGEN treatment and therefore, the trial has been inconclusive.

     Current standard treatment of patients with ALL includes administering unmodified L-asparaginase along with the drugs vincristine, prednisone and daunomycin. Studies have shown that long-term treatment with L-asparaginase increases the disease free survival in high risk patients. ONCASPAR, the
Company's PEG-modified L-asparaginase product, is used to treat patients with ALL who are hypersensitive to unmodified forms of L-asparaginase. The long-term survival and cure of ALL patients generally depends upon achieving a sustainable first remission. Currently, there is one unmodified form of L-asparaginase available in the United States (Elspar) and several available in Europe. The Company believes that ONCASPAR has two advantages over these unmodified forms of L-asparaginase: increased circulating blood life and generally reduced immunogenicity.

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

     Compounds that decrease the affinity of hemoglobin for oxygen and thereby increase the level of free oxygen in the blood have been known for some time. These "synthetic allosteric modifier" compounds are currently being studied in clinical trials for their ability to increase the level of oxygen in tumors, which could enhance the efficacy of radiation therapy and/or chemotherapy. Compounds that inhibit the ability of cancer cells to repair radiation damage to their DNA are also known, and one such compound is reportedly in clinical trials as an adjunct to radiation therapy.

     Companies are also actively pursuing the development of hemoglobin-based oxygen-carriers for use as a blood substitute and certain of these products are currently being tested in clinical trials. Companies developing hemoglobin-based products have researched the use of human, bovine, genetically engineered and transgenic hemoglobin. Each source of hemoglobin has various problems associated with it. Currently, the Company believes that none of the other companies developing hemoglobin-based oxygen-carriers as blood substitutes are pursuing a radiosensitization indication.

     The Company believes that PEG-hemoglobin, due to its long circulation life, will deliver more oxygen to hypoxic tumors than the products currently under development and therefore, in combination with radiation, should result in a greater reduction in tumor size.

     There are several technologies which compete with the Company's SCA protein technology, including chimeric antibodies, humanized antibodies, human monoclonal antibodies, recombinant antibody Fab fragments, low molecular weight peptides and mimetics. These competing technologies can be categorized into two areas: (i) those modifying the monoclonal to minimize immunological reaction to a foreign protein, which is the strategy employed with chimerics, humanized antibodies and human monoclonal antibodies and (ii) those creating smaller portions of the monoclonal which are more specific to the target and have fewer side effects, as is the case with Fab fragments and low molecular weight peptides. Enzon believes that the smaller size of its SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and cause a significant decrease in the immunogenic problems associated with conventional monoclonal antibodies. A number of organizations have active programs in SCA proteins. The Company believes that its patent position on SCA proteins will require companies that have not licensed its SCA protein patents to obtain licenses from Enzon in order to commercialize their products, but there can be no assurance that this will prove to be the case.

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

     The original PEG Process patent which was licensed from Research Technologies Corp. expired in December 1996. The Company has made significant improvements to the original PEG Process and has applied for and received numerous patents for such improvements. The Company believes, based on new patents received and applications pending, that the expiration of the original PEG Process patent will not have a material impact on its business.

     In the field of SCA proteins, the Company has several United States and foreign patents and pending patent applications, including a patent granted in August 1990 covering the genes needed to encode SCA proteins. Creative BioMolecules, Inc. ("Creative") provoked an interference with the patent and on June 28, 1991, the United States Patent and Trademark Office entered summary judgment terminating the interference proceeding and upholding the Company's patent. Creative subsequently lost its appeal of this decision in the United States Court of Appeals and did not file a petition for review of this decision by the United States Supreme Court within the required time period.

     In November 1993, Enzon and Creative signed collaborative agreements in the field of Enzon's SCA protein technology and Creative's Biosynthetic Antibody Binding Site (BABS(TM)) protein technology. Under the agreements, each company is free, under a non-exclusive, worldwide license, to develop and sell products utilizing the technology claimed by both companies' antibody engineering patents, without paying royalties to the other. Each is also free to market products in collaboration with third parties, but the third parties will be required to pay royalties on products covered by the patents which will be shared by the companies, except in certain instances. Enzon has the exclusive right to market licenses under both companies' patents other than to Creative's collaborators. In addition, the agreements provide for the release and discharge by each company of the other from any and all claims based on past infringement of the technology which is the subject of the agreements. The agreement also provides for any future disputes between the companies regarding new patents in the area of engineered monoclonal antibodies to be resolved pursuant to agreed upon procedures.

Employees

     As of June 30, 1997, Enzon employed 86 persons, of whom 31 were engaged in research and development activities, 34 were engaged in manufacturing, and 21 were engaged in administration and management. As of June 30, 1997, the Company had 16 employees who hold Ph.D. degrees. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by a collective bargaining agreement. All of the Company's employees are covered by confidentiality agreements. Enzon considers relations with its employees to be good.

Item 2. Properties

     The Company owns no real property. The following are all of the facilities that Enzon currently leases:

                                                        Approx.             Approx.
                               Principal                Square              Annual               Lease
     Location                 Operations                Footage              Rent              Expiration
     --------                 ----------                -------              ----             ----------
 20 Kingsbridge Road       Research & Development       56,000            $496,000(1)        June 15, 2007
  Piscataway, NJ           and Administrative

 40 Cragwood Road          Warehousing                  88,000             845,000(2)        December 31, 1998
  S. Plainfield, NJ

 300 Corporate Ct.         Manufacturing                24,000             183,000           March 31, 2007
  S. Plainfield, NJ

(1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $496,000 to $581,000.

(2) Net of sub-rental income of $221,000; the sublease is for approximately 27,412 square feet.

     The Company believes that its facilities are well maintained and generally adequate for its present and future anticipated needs.


Item 3. Legal Proceedings

     The Company is being sued, in the United States District Court for the District of New Jersey, by a former financial advisor asserting that under the May 2, 1995 letter agreement ("Letter Agreement") between Enzon and LBC Capital Resources Inc. ("LBC"), LBC was entitled to a commission in connection with the Company's January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of Enzon common stock at an exercise price of $2.50 per share. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of Enzon common stock when and if any of the warrants obtained pursuant to the private placements are exercised. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the Letter Agreement. The Company believes that no such commission was due under the Letter Agreement and denies any liability under the Letter Agreement. The Company intends to defend this lawsuit vigorously.

     There is no other pending material litigation to which the Company is a party or to which any of its property is subject.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the trading symbol "ENZN".

     The following table sets forth the high and low sale prices for the Common Stock for the years ended June 30, 1997 and 1996, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

                                            High     Low
                                            ----     ---
         Year Ended June 30, 1997
           First Quarter                    3 1/2    2 1/16
           Second Quarter                   3 1/4    2 1/8
           Third Quarter                    3 1/2    2 3/8
           Fourth Quarter                   3 1/16   2 1/8

         Year Ended June 30, 1996
           First Quarter                    4 1/8    2 3/16
           Second Quarter                   3 7/8    1 15/16
           Third Quarter                    5 1/2    2 1/8
           Fourth Quarter                   4 5/8    2 3/4


     As of September 10, 1997 there were 2,810 holders of record of the Common Stock.

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

Item 6. Selected Financial Data

     Set forth below is the selected financial data for the Company for the five fiscal years ended June 30, 1997.

Consolidated Statement of Operations Data:

                                                      Year Ended June 30,
                      ------------------------------------------------------------------------------------
                          1997               1996             1995              1994              1993
                          ----               ----             ----              ----              ----
Revenues              $ 12,727,052      $ 12,681,281      $ 15,826,437      $ 14,797,499      $  8,414,349
Net  Loss             $ (4,557,025)     $ (5,175,279)     $ (6,291,491)     $(16,495,226)     $(24,601,310)
Net  Loss per Share   $      (0.16)     $       (.20)     $       (.26)     $       (.71)     $      (1.15)
Dividends on
  Common Stock                None              None              None              None              None

Consolidated Balance Sheet Data:

                                                               June 30,
                       -----------------------------------------------------------------------------------
                          1997               1996             1995              1994              1993
                          ----               ----             ----              ----              ----
Total Assets           $16,005,278       $21,963,856       $19,184,042       $20,543,252       $33,920,859
Long-Term
 Obligations           $      --         $     1,728       $     4,076       $   115,733       $   141,772


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Fiscal Years Ended June 30, 1997, 1996 and 1995

     Revenues.   Revenues  for  the  year  ended  June  30,  1997  increased  to
$12,727,000 as compared to $12,681,000 for fiscal 1996. The components of revenues are sales, which consist of sales of the Company's products and royalties on the sale of such products by others, and contract revenues. Sales increased by 10% to $11,596,000 for the year ended June 30, 1997 as compared to $10,502,000 for the prior year. The increase was due to an increase in ONCASPAR revenues and an increase in ADAGEN sales of approximately 3%, resulting from an increase in patients receiving ADAGEN treatment. Net sales of ADAGEN, which is marketed by Enzon, for the years ended June 30, 1997 and 1996 were $8,935,000 and $8,696,000, respectively. ONCASPAR, the Company's other approved product, is marketed in the U.S. by RPR and in Europe by MEDAC. ONCASPAR revenues increased due to an increase in sales of ONCASPAR by RPR as well as an increase in the royalty rate under the RPR agreement during the second half of fiscal 1996, to 23.5% as compared to the former rate of 10.0%. The increase was also due to the commencement of shipments during fiscal 1997 of ONCASPAR to MEDAC for the European market. The Company expects sales of ADAGEN to increase at comparable rates as those achieved during the last two years as additional patients are treated. The Company also anticipates moderate growth of ONCASPAR sales to its partners and increased royalties on RPR sales of ONCASPAR for the currently approved indication. RPR and MEDAC are conducting clinical trials to expand the use of ONCASPAR beyond its current approved indication which could also result in additional revenues from this product. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN will be achieved or maintained. Contract revenue for the year ended June 30, 1997 decreased by 48% to $1,131,000, as compared to $2,179,000 for fiscal 1996. The decrease was principally due to the one-time gain, in the prior year, related to the exercise of warrants received from Neoprobe Corporation and sale of the underlying securities. The warrants were consideration related to a licensing agreement for the Company's SCA protein technology. During the years ended June 30, 1997 and 1996, the Company had export sales of $2,029,000 and $2,270,000, respectively. Sales in Europe were $1,600,000 and $1,858,000 for the years ended June 30, 1997 and 1996, respectively.

     Revenues for the year ended June 30, 1996 decreased by 20% to $12,681,000 as compared to $15,826,000 for fiscal 1995. Sales decreased by 5% to $10,502,000 for the year ended June 30, 1996 as compared to $11,024,000 for the prior year. The decrease was principally due to an absence of any shipments of PEG-Intron A to the Company's collaborative partner, Schering, during the year ended June 30, 1996 compared to shipments of approximately $1,135,000 recorded during the year ended June 30,1995. Under the Company's amended agreement with Schering, the Company transferred the know-how and non U.S. manufacturing rights for PEG-Intron A to Schering. It is anticipated that Schering will manufacture all future clinical trial material. This decrease was offset in part by increased ADAGEN sales and increased revenues from ONCASPAR, which is marketed by RPR, of approximately
$640,000. ADAGEN sales for the years ending June 30, 1996 and 1995 were $8,696,000 and $8,305,000, respectively. Contract revenue for the year ended June 30, 1996 decreased by 55% to $2,179,000, as compared to $4,802,000 for fiscal 1995. The decrease was principally due to a payment of $2,000,000 recorded during the prior fiscal year from Schering related to the amendment of the Company's PEG-Intron A license with Schering.

     Cost of Sales. Cost of sales, as a percentage of sales, decreased to 33% for the year ended June 30, 1997 as compared to 34% for fiscal 1996. The decrease was due to a reduction in the write-off of excess raw material used in the production of ONCASPAR.

     Cost of sales, as a percentage of sales, increased to 34% for the year ended June 30, 1996 as compared to 26% for fiscal 1995. The increase was due primarily to a payment in lieu of satisfying the minimum purchase requirements under the Company's long-term supply agreement for a raw material used in the production of ONCASPAR and the write-off of excess inventories of this raw material. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the supply agreement (see Note 4 to the Consolidated Financial Statements), the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including but not limited to potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases.

     Research and Development. Research and development expenses decreased by 16% for both of the years ended June 30, 1997 and 1996, when compared to the prior years. The decreases were primarily due to (i) reductions in personnel made during fiscal 1996, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits and (ii) other cost containment measures resulting from the narrowing of the Company's research efforts to focus on technologies and products with large revenue potential.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1997 decreased by 8% to $5,528,000 from $6,011,000 for the year ended June 30, 1996. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits, and (ii) other cost containment measures taken by the Company.

     Selling, general and administrative expenses for the year ended June 30, 1996 decreased by 13% to $6,011,000 from $6,916,000 for the year ended June 30, 1995. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits, (ii) a reduction in facility and occupancy costs, and (iii) other cost containment measures taken by the Company.

     Other Income/Expense. Other income/expense decreased by $1,218,000 to $605,000 for the year ended June 30, 1997 as compared to $1,823,000 last year. The decrease was due principally to the recognition in the prior year as other income of approximately $1,313,000 representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop ("Sanofi"). During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec(TM)) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and, therefore, the Company recognized as other income the amount due Sanofi previously recorded as a current liability.

     Other income/expense increased by $829,000 to $1,823,000 for the year ended June 30, 1996 as compared to $994,000 for the year ended June 30, 1995. The increase was due principally to the recognition during fiscal 1996 of the Sanofi advance discussed above.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of December 31, 1997. This statement is not expected to have a material impact on the Company's consolidated financial statements.

Liquidity and Capital Resources

     Enzon had $8,316,000 in cash and cash equivalents as of June 30, 1997. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities. The Company's cash reserves as of June 30, 1997 decreased by $4,350,000 from June 30, 1996. The decrease in cash reserves was the result of the funding of operations.

     During August 1997, the Company received $2,500,000 from Schering in milestone payments under the Company's license agreement for PEG Intron-A. The payments were the result of PEG Intron-A moving into Phase III clinical trials.

     The Company's Amended RPR License Agreement for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received from RPR in January 1995. Royalties due under the Amended RPR License Agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability, with the corresponding current portion included in accrued expenses on the consolidated balance sheets and will be reduced as royalties are recognized under the agreement. Through June 30, 1997, an aggregate of $2,377,000 in royalties payable by RPR has been offset against the original credit.

     As of June 30, 1997, 940,808 shares of Series A Preferred Shares had been converted into 3,093,411 shares of Common Stock. Accrued dividends on the converted Series A Preferred Shares in the aggregate of $1,792,000 were settled by the issuance of 232,383 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Shares. As of June 30, 1997, there were accrued and unpaid dividends totaling $1,585,000 on the Series A Preferred Shares. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Shares at the rate of $218,000 per year.

     To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Management believes that its current sources of liquidity will be sufficient to meet its anticipated cash requirements, based on current spending levels, for approximately the next two and one-half years.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

     The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 2, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                          Page Number
                                                                                                              or
   Exhibit                                                                                               Incorporation
    Number         Description                                                                            By Reference
    ------         -----------                                                                            ------------
        3(i)  Certificate of Incorporation, as amended                                                              ^
       3(ii)  By-laws, as amended                                                                               *(4.2)
      3(iii)  Certificate of Designations, Preferences and Rights of Series D Convertible
                Preferred Stock                                                                             ^^^^3(iii)
        10.0  Employment Agreement dated March 25, 1994 with Peter G. Tombros                                 #(10.17)
        10.1  Form of Change of Control Agreements dated as of January 20, 1995 entered
                into with the Company's Executive Officers                                                     ~(10.2)
        10.2  Lease - 300-C Corporate Court, South
                Plainfield, New Jersey                                                                       ***(10.3)
        10.4  Lease Termination Agreement dated March 31, 1995 for
                20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey                            ~(10.6)
        10.5  Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
                Piscataway, New Jersey                                                                         ~(10.7)
        10.6  Form of Lease - 40 Cragwood Road, South
                Plainfield, New Jersey                                                                      ****(10.9)
        10.7  Lease 300A-B Corporate Court, South Plainfield, New Jersey                                    +++(10.10)
        10.8  Stock Purchase Agreement dated March 5, 1987
                between the Company and Eastman Kodak Company                                               ****(10.7)
        10.9  Amendment dated June 19, 1989 to Stock Purchase
                Agreement between the Company and
                Eastman Kodak Company                                                                        **(10.10)
       10.10  Form of Stock Purchase Agreement between the Company and the purchasers of the Series A Cumulative
                Convertible Preferred Stock                                                                   +(10.11)
       10.11  Amendment to License Agreement and Revised License Agreement
                between the Company and RCT dated
                April 25, 1985                                                                              ++++(10.5)
       10.12  Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
                Corporation                                                                                  **(10.14)
       10.13  License Agreement dated September 7, 1989 between the Company and
                Research Corporation Technologies, Inc.                                                      **(10.15)
       10.14  Master Lease Agreement and Purchase Leaseback Agreement dated
                October 28, 1994 between the Company and Comdisco, Inc.                                      ##(10.16)
       10.15  Employment Agreement with Peter G. Tombros dated as of
                April 5, 1997                                                                                       o
       10.16  Stock Purchase Agreement dated as of June 30, 1995                                            ~~~(10.16)
       10.17  Securities Purchase Agreement dated as of January 31, 1996                                    ~~~(10.17)

       10.18  Registration  Rights  Agreements  dated  as of  January  31,  1996                            ~~~(10.18)
       10.19  Warrants  dated as of  February  7,  1996  and  issued pursuant to the Securities
                Purchase Agreement dated as of January 31, 1996                                             ~~~(10.19)
       10.20  Securities Purchase Agreement dated as of March 15, 1996                                        ^(10.20)
       10.21  Registration Rights Agreement dated as of March 15, 1996                                        ^(10.21)
       10.22  Warrant dated as of March 15, 1996 and issued pursuant to the Securities Purchase
              Agreement dated as of March 15, 1996                                                            ^(10.22)
       10.23  Amendment dated March 25, 1994 to License Agreement dated
               September 7, 1989 between the Company and Research Corporation
               Technologies, Inc.                                                                           ^^^(10.23)
       10.24  Independent Directors' Stock Plan                                                             ^^^(10.24)
       10.25  Stock Exchange Agreement dated February 28, 1997, by and between the
               Company and GFL Performance Fund Ltd.                                                       ^^^^(10.25)
       10.26  Agreement Regarding Registration Rights Under Registration Rights Agreement
               dated March 10, 1997, by and between the Company and Clearwater Fund IV LLC                 ^^^^(10.26)
        21.0  Subsidiaries of Registrant                                                                             o
        23.0  Consent of KPMG Peat Marwick LLP                                                                       o
        27.0  Financial Data Schedule                                                                                o
        99.0  Factors to Consider in Connection with Forward-Looking Statements                                      o

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

^^^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference thereto.

      (b)   Reports on Form 8-K

            None

                                   Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENZON, INC.


Dated: September 26, 1997                 By: /s/ Peter G. Tombros
                                                  --------------------
                                                  Peter G. Tombros
                                                  President and Chief
                                                  Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Name                             Title                             Date
         ----                             -----                             ----


/s/ Peter G. Tombros           President, Chief Executive            September 26, 1997
-------------------------        Officer and Director
Peter G. Tombros                 (Principal Executive Officer)


/s/ Kenneth J. Zuerblis        Vice President, Finance               September 26, 1997
-------------------------        and Chief Financial Officer
Kenneth J. Zuerblis              (Principal Financial and
                                 Accounting Officer)


/s/ Randy H. Thurman           Chairman of the Board                 September 26, 1997
-------------------------
Randy H. Thurman


/s/ Rolf A. Classon            Director                              September 26, 1997
-------------------------
Rolf A. Classon


/s/ Rosina B. Dixon            Director                              September 26, 1997
-------------------------
Rosina B. Dixon


/s/ Robert LeBuhn              Director                              September 26, 1997
-------------------------
Robert LeBuhn

                               Director                              September 26, 1997
-------------------------
A.M. "Don" MacKinnon

                          ENZON, INC. AND SUBSIDIARIES


                                      Index

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Consolidated Financial Statements:
     Consolidated  Balance Sheets -- June 30, 1997 and 1996                 F-3
     Consolidated Statements of Operations -- Years ended
       June 30, 1997, 1996 and 1995                                         F-4
     Consolidated Statements of Stockholders' Equity --
       Years ended June 30, 1997, 1996 and 1995                             F-5
     Consolidated  Statements of Cash Flows -- Years ended
       June 30, 1997, 1996 and 1995                                         F-7
    Notes to Consolidated Financial Statements - Years
       ended June 30, 1997, 1996 and 1995                                   F-8

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP

Short Hills, New Jersey
September 8, 1997

                          ENZON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1997 and 1996

                                                                                   1997              1996
                                                                              -------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $   8,315,752      $  12,666,050
  Accounts receivable                                                             2,433,762          2,123,691
  Inventories                                                                       859,873            985,378
  Accrued interest receivable                                                        19,643             50,587
  Prepaid expenses and other current assets                                          68,089            383,731
                                                                              -------------      -------------
     Total current assets                                                        11,697,119         16,209,437
                                                                              -------------      -------------
Property and equipment                                                           15,676,525         15,640,823
  Less accumulated depreciation and amortization                                 12,923,802         11,617,690
                                                                              -------------      -------------
                                                                                  2,752,723          4,023,133
                                                                              -------------      -------------
Other assets:
  Investments                                                                        78,293             78,293
  Deposits and deferred charges                                                      34,575             55,945
  Patents, net                                                                    1,442,568          1,597,048
                                                                              -------------      -------------
                                                                                  1,555,436          1,731,286
                                                                              -------------      -------------
     Total assets                                                             $  16,005,278      $  21,963,856
                                                                              =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $   1,910,737      $   2,078,924
  Accrued expenses                                                                3,504,966          4,387,052
                                                                              -------------      -------------
     Total current liabilities                                                    5,415,703          6,465,976
                                                                              -------------      -------------
Accrued rent                                                                        870,012            980,908
Royalty advance - RPR                                                             1,177,682          1,600,786
Other liabilities                                                                      --                1,728
                                                                              -------------      -------------
                                                                                  2,047,694          2,583,422
                                                                              -------------      -------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares; issued and outstanding 109,000 shares in 1997 and 169,000 in 1996 (liquidation preferences aggregating $2,725,000 in 1997
    and $8,725,000 in 1996)                                                           1,090              1,690
  Common stock-$.01 par value, authorized 40,000,000 shares;
    issued and outstanding 30,797,735 shares in 1997 and
    27,706,396 shares in 1996                                                       307,977            277,064
  Additional paid-in capital                                                    121,426,159        121,272,024
  Accumulated deficit                                                          (113,193,345)      (108,636,320)
                                                                              -------------      -------------
     Total stockholders' equity                                                   8,541,881         12,914,458
                                                                              -------------      -------------
     Total liabilities and stockholders' equity                               $  16,005,278      $  21,963,856
                                                                              =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1997, 1996 and 1995

                                                       1997              1996              1995
                                                   ------------      ------------      ------------
Revenues:
  Sales                                            $ 11,595,985      $ 10,501,985      $ 11,024,432
  Contract revenue                                    1,131,067         2,179,296         4,802,005
                                                   ------------      ------------      ------------
     Total revenues                                  12,727,052        12,681,281        15,826,437
                                                   ------------      ------------      ------------
Costs and expenses:
  Cost of sales                                       3,840,198         3,545,341         2,918,737
  Research and development expenses                   8,520,366        10,123,525        12,083,960
  Selling, general and administrative expenses        5,528,174         6,010,639         6,916,393
  Restructuring expense                                    --                --           1,192,971
                                                   ------------      ------------      ------------
     Total costs and expenses                        17,888,738        19,679,505        23,112,061
                                                   ------------      ------------      ------------
       Operating loss                                (5,161,686)       (6,998,224)       (7,285,624)
                                                   ------------      ------------      ------------
Other income (expense):
  Interest and dividend income                          584,384           449,855           236,848
  Interest expense                                      (14,891)          (12,886)           (3,988)
  Other                                                  35,168         1,385,976           761,273
                                                   ------------      ------------      ------------
                                                        604,661         1,822,945           994,133
                                                   ------------      ------------      ------------
     Net loss                                      ($ 4,557,025)     ($ 5,175,279)     ($ 6,291,491)
                                                   ============      ============      ============
Net loss per common share                          ($      0.16)     ($      0.20)     ($      0.26)
                                                   ============      ============      ============
Weighted average number of common
 shares outstanding during the period                29,045,605        26,823,142        25,184,718
                                                   ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1997, 1996 and 1995

                                                               Preferred stock                    Common stock
                                                      ------------------------------    --------------------------------
                                                       Amount     Number of     Par      Amount      Number of      Par
                                                      per share    Shares      Value    per share     Shares       Value
                                                      ---------    ------      -----    ---------     ------       -----
Balance, July 1, 1994                                              109,000    $1,090       --       24,427,258    $244,273
Compensation expense related to vesting
  of stock options                                       --           --        --         --             --          --
Proceeds from public shelf offering                      --           --        --        $2.06        954,000       9,540
Common stock issued for building purchase
  option                                                 --           --        --         2.25        100,000       1,000
Common stock issued to Schering Corporation              --           --        --         2.36        847,489       8,475
Common stock issued for acquisition of
  Enzon Labs Inc.                                        --           --        --         8.88            127           1
Issuance of common stock warrants for
  Enzon Labs Inc.                                        --           --        --         2.02           --          --
Net loss                                                 --           --        --         --             --          --
                                                                              ------                ----------    --------
    Balance, June 30, 1995                               --        109,000     1,090                26,328,874     263,289
Common stock issued for exercise of
  non-qualified stock options                            --           --        --         2.54         15,980         160
Issuance of common stock warrants                        --           --        --         --             --          --
Proceeds from Private Placement,
  January 1996                                         100.00       40,000       400       2.74      1,094,890      10,949
Proceeds from Private Placement,
  March 1996                                           100.00       20,000       200       3.75        266,667       2,666
Consulting expense for issuance of stock
  options                                                --           --        --         --             --          --
Donation of common stock                                 --           --        --         --              (15)       --
Net loss                                                 --           --        --         --             --          --
                                                                   -------    ------                ----------    --------
    Balance, June 30, 1996 carried forward                         169,000    $1,690                27,706,396    $277,064
                                                                   =======    ======                ==========    ========



                                                 Additional
                                                   paid-in        Accumulated
                                                   capital           Deficit          Total
                                                   -------           -------          -----
Balance, July 1, 1994                            $107,520,250    ($97,169,550)     $10,596,063
Compensation expense related to vesting
  of stock options                                     31,535            --             31,535
Proceeds from public shelf offering                 1,742,524            --          1,752,064
Common stock issued for building purchase
  option                                              224,000            --            225,000
Common stock issued to Schering Corporation         1,974,575            --          1,983,050
Common stock issued for acquisition of
  Enzon Labs Inc.                                       1,126            --              1,127
Issuance of common stock warrants for
  Enzon Labs Inc.                                         170            --                170
Net loss                                                 --        (6,291,491)      (6,291,491)
                                                 ------------   -------------       ----------
    Balance, June 30, 1995                        111,494,180    (103,461,041)       8,297,518
Common stock issued for exercise of
  non-qualified stock options                          40,376            --             40,536
Issuance of common stock warrants                     246,000            --            246,000
Proceeds from Private Placement,
  January 1996                                      6,661,006            --          6,672,355
Proceeds from Private Placement,
  March 1996                                        2,768,920            --          2,771,786
Consulting expense for issuance of stock                                 --
  options                                              61,542            --             61,542
Donation of common stock                                 --              --               --
Net loss                                                 --        (5,175,279)      (5,175,279)
                                                 ------------   -------------       ----------
    Balance, June 30, 1996 carried forward       $121,272,024   ($108,636,320)     $12,914,458
                                                 ============   =============       ==========

The accompanying notes are an integral part of these consolidated financial statements. (continued)

                          ENZON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                    Years ended June 30, 1997, 1996 and 1995

                                                               Preferred stock                    Common stock
                                                      ------------------------------    --------------------------------
                                                       Amount     Number of     Par      Amount      Number of      Par
                                                      per share    Shares      Value    per share     Shares       Value
                                                      ---------    ------      -----    ---------     ------       -----
Balance, June 30, 1996 brought forward                             169,000    $1,690                27,706,396    $277,064
Common stock issued for exercise of
  non-qualified stock options                            --           --        --         2.36         11,219         112
Common stock issued for Independent
  Directors' Stock Plan                                  --           --        --         2.97         25,903         259
Consulting expense for issuance of stock
  options                                                --           --        --         --             --          --
Common stock issued on conversion of
  Series B Preferred Stock                               1.95      (40,000)     (400)      1.95      2,038,989      20,390
Common stock issued on conversion of
  Series D Preferred Stock                               1.97      (20,000)     (200)      1.97      1,015,228      10,152
Net loss                                                 --           --        --         --             --          --
                                                                   -------    ------                ----------    --------
    Balance, June 30, 1997                                         109,000    $1,090                30,797,735    $307,977
                  === ====                                         =======    ======                ==========    ========



                                                 Additional
                                                   paid-in        Accumulated
                                                   capital           Deficit          Total
                                                   -------           -------          -----
Balance, June 30, 1996 brought forward           $121,272,024   ($108,636,320)     $12,914,458
Common stock issued for exercise of
  non-qualified stock options                          26,499            --             26,611
Common stock issued for Independent
  Directors' Stock Plan                                76,598            --             76,857
Consulting expense for issuance of stock
  options                                              80,984            --             80,984
Common stock issued on conversion of
  Series B Preferred Stock                            (19,993)           --                 (3)
Common stock issued on conversion of
  Series D Preferred Stock                             (9,953)           --                 (1)
Net loss                                                 --        (4,557,025)      (4,557,025)
                                                 ------------   -------------       ----------
    Balance, June 30, 1997                       $121,426,159   ($113,193,345)      $8,541,881
                                                 ============   =============       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 1997, 1996 and 1995

                                                                          1997            1996           1995
                                                                      ------------    ------------    -----------
Cash flows from operating activities:
  Net loss                                                            ($ 4,557,025)   ($ 5,175,279)   ($6,291,491)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Decrease in liability recognized pursuant to Sanofi Agreement           --        (1,312,829)          --
      Depreciation and amortization                                      1,653,331       2,051,735      2,477,671
      Reserve for shutdown of Enzon Labs Inc.                                 --              --          (71,743)
      (Gain) loss on retirement of assets                                  (35,168)         69,444          9,003
      Non-cash expense for issuance of common stock and stock
        options                                                            157,841          61,542         31,535
      Non-cash portion of restructuring expense                               --              --        1,100,094
  Changes in assets and liabilities, excluding acquisition items:
      (Increase) decrease in accounts receivable                          (310,071)        238,586       (433,824)
      Decrease (increase) in inventories                                   125,505        (192,925)       147,370
      Decrease (increase) in accrued interest receivable                    30,944         (40,913)        (4,489)
      Decrease (increase) in prepaid expenses and other current
        assets                                                             315,642        (208,179)       (68,222)
      Decrease in cash surrender value of life insurance                      --              --           67,871
      Decrease (increase) in other assets                                   21,370          (8,995)       126,448
      (Decrease) increase in accounts payable                             (168,187)        516,956       (857,603)
      (Decrease) increase in accrued expenses                             (522,761)        102,700       (749,193)
      Decrease in accrued rent                                            (110,896)        (25,600)      (854,274)
      (Decrease) increase in royalty advance - RPR                        (780,081)       (867,922)     3,355,603
      Decrease in other liabilities                                         (1,728)         (2,348)      (110,360)
                                                                      ------------    ------------    -----------
        Net cash used in operating activities                           (4,181,284)     (4,794,027)    (2,125,604)
                                                                      ------------    ------------    -----------

Cash flows from investing activities:
  Capital expenditures                                                    (873,754)       (136,789)      (387,020)
  Proceeds from sale of equipment                                          680,481          11,283        861,521
  Proceeds from cash surrender value of officers' life insurance              --              --          305,315
                                                                      ------------    ------------    -----------
        Net cash (used in) provided by investing activities               (193,273)       (125,506)       779,816
                                                                      ------------    ------------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, preferred stock
    and warrants                                                            26,607       9,484,677      3,735,114
  Principal payments of obligations under capital leases                    (2,348)         (2,083)       (17,798)
                                                                      ------------    ------------    -----------
        Net cash provided by financing activities                           24,259       9,482,594      3,717,316
                                                                      ------------    ------------    -----------
        Net (decrease) increase in cash and cash equivalents            (4,350,298)      4,563,061      2,371,528
  Cash and cash equivalents at beginning of period                      12,666,050       8,102,989      5,731,461
                                                                      ------------    ------------    -----------
  Cash and cash equivalents at end of period                          $  8,315,752    $ 12,666,050    $ 8,102,989
                                                                      ============    ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                    Years ended June 30, 1997, 1996 and 1995


(1)  Company Overview

          Enzon, Inc. ("Enzon" or "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company was originally incorporated in 1981. To date, the Company's sources of cash have been the proceeds from the sale of its stock through public offerings and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The manufacturing and marketing of pharmaceutical products in the United States is subject to stringent governmental regulation, and the sale of any of the Company's products for use in humans in the United States will require the prior approval of the United States Food and Drug Administration ("FDA"). To date, ADAGEN and ONCASPAR are the only products of the Company which have been approved for marketing by the FDA.

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

          The Company classifies its investment securities as held-to-maturity. Held-to-maturity securities are those securities which the Company has the ability and intent to hold to maturity. Held-to-maturity securities are recorded at cost which approximated the fair value of the investments at June 30, 1997.

     Inventory Costing and Idle Capacity

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and includes the cost of raw materials, labor and overhead.

          Costs associated with idle capacity at the Company's manufacturing facility are charged to cost of sales as incurred.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     Patents

          The Company has licensed, and been issued, a number of patents in the United States and other countries and has other patent applications pending to protect its proprietary technology. Although the Company believes that its patents provide adequate protection for the conduct of its business, there can be no assurance that such patents will be of substantial protection or commercial benefit to the Company, will afford the Company adequate protection from competing products, or will not be challenged or declared invalid, or that additional United States patents or foreign patent equivalents will be issued to the Company. The degree of patent protection to be afforded to biotechnological inventions is uncertain, and the Company's products are subject to this uncertainty.

          Patents related to the acquisition of Enzon Labs Inc., formerly Genex Corporation, were recorded at their fair value at the date of acquisition and are being amortized over the estimated useful lives of the patents ranging from 7 to 17 years. Accumulated amortization as of June 30, 1997 and 1996 was $875,000 and $721,000, respectively.

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

     Long-lived Assets

          In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for long-lived assets" (SFAS 121), the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial position, operating results or cash flows.

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          Royalties under the Company's license agreement with Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") (See Note 11), related to the sale of ONCASPAR by RPR, are recognized when earned.

     Research and Development

          Research and development costs are expensed as incurred.

     Stockholders' Equity

          The Company maintains a Non-Qualified Stock Option Plan (the "Stock Option Plan") for which it applies Accounting Principles Board ("APB") Opinion No. 25 ,"Accounting for Stock Issued to Employees," and related interpretations in accounting for the Stock Option Plan.

     Cash Flow Information

          The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

          Cash payments for interest were approximately $15,000 in 1997, $13,000 in 1996 and $4,000 in 1995. There were no income tax payments made for the years ended June 30, 1997, 1996 and 1995.

          During the year ended June 30, 1995, the Company issued 100,000 shares of unregistered Common Stock in order to acquire an option to purchase the facility it currently leases in Piscataway, New Jersey. As part of the commission due to the real estate broker in connection with the termination of the Company's lease at 40 Kingsbridge Road, the Company issued 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share during the year ended June 30, 1996 (See Note 3). Also, in connection with the Company's private placements of Common Stock, Series B Convertible Preferred Stock ("Series B Preferred Shares" or "Series B Preferred Stock") and Series C Convertible Preferred Stock ("Series C Preferred Shares" or "Series C Preferred Stock"), the Company issued an aggregate of 50,000 five-year warrants to purchase the Company's Common Stock, at $4.11 per share as a finder's fee, during the year ended June 30, 1996. These transactions are non-cash financing activities.

          Management believes that its current sources of liquidity will be sufficient to meet anticipated cash requirements, based on current spending levels, for approximately the next two and a half years. Upon exhaustion of the Company's current cash reserves, the Company's continued operations will depend on, among other things, its ability to realize significant revenues from the commercial sale of products, raise additional funds through equity or debt financing or obtain significant licensing, technology transfer or contract research and development fees. There can be no assurance that these sales, financings or revenue generating activities will be successful.

     Net Loss Per Common Share

          Net loss per common share is based on net loss for the relevant period, adjusted for cumulative, undeclared Series A Preferred Stock dividends of $218,000 for the years ended June 30, 1997, 1996 and 1995, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and Common Stock issuable upon conversion of the preferred stock are not reflected, as their effect would be antidilutive for both primary and fully diluted earnings per share computations.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     Reclassifications

          Certain prior year balances were reclassified to conform to the 1997 presentation.

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

(4)  Commitments and Contingencies

          The Company has a long-term supply agreement for unmodified L-asparaginase, one of the raw materials used in ONCASPAR produced for the U.S. market, under which the Company is required to purchase minimum quantities of this raw material on an annual basis. Under the agreement, the Company is currently required to purchase $1,275,000 of material for the year ending December 31, 1997. The Company is currently discussing extending this agreement and revising the minimum purchase requirements. During the fiscal years ended June 30, 1997 and 1996, the Company expensed approximately $592,000 and $701,000, respectively, related to the satisfaction of the minimum purchase requirements for unmodified L-asparaginase under this supply contract. While it is possible that the Company may incur similar losses on its remaining purchase commitments under this supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including but not limited to potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. If the Company does not achieve increases in sales of ONCASPAR beyond current levels or cannot renegotiate its commitment, a loss would be incurred on the remaining purchase commitment.

          The Company has agreements with certain members of its upper management which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has a 3-year employment agreement, dated April 5, 1997, with its Chief Executive Officer which provides for severance payments in addition to the change in control provisions discussed above.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          The Company is being sued by a former financial advisor asserting that under a May 2, 1995, letter agreement ("Letter Agreement") between Enzon and LBC Capital Resources Inc. ("LBC"), LBC was entitled to a commission in connection with the Company's January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of Enzon common stock at an exercise price of $2.50 per share. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of Enzon common stock when and if any of the warrants obtained pursuant to the private placements are exercised. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the Letter Agreement. The Company believes that no such commission was due under the Letter Agreement and denies any liability under the Letter Agreement. The Company intends to defend this lawsuit vigorously.

(5)  Inventories

     Inventories consist of the following:

                                               June 30,
                                        -----------------------
                                          1997           1996
                                        --------       --------
        Raw materials                   $269,000       $206,000
        Work in process                  269,000        383,000
        Finished goods                   322,000        396,000
                                        --------       --------
                                        $860,000       $985,000

(6)  Property and Equipment

     Property and equipment consist of the following:


                                           June 30,
                                  --------------------------       Estimated
                                      1997           1996        useful lives
                                  -----------    -----------     ------------
        Equipment                 $ 9,107,000     $9,128,000       3-7 years
        Furniture and fixtures      1,530,000      1,586,000       7 years
        Vehicles                       29,000         29,000       3 years
        Leasehold improvements      5,010,000      4,898,000       3-15 years
                                  -----------    -----------
                                  $15,676,000    $15,641,000
                                  ===========    ===========

          Depreciation and amortization charged to operations, relating to property and equipment, totaled $1,499,000, $1,891,000 and $2,317,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

(7)  Stockholders' Equity

          During the year ended June 30, 1995, the Company sold to Susquehanna Brokerage Services, Inc. ("Susquehanna"), in a public shelf offering, 954,000 shares of newly issued Common Stock. The shares were sold at a weighted average price of $2.06 per share, resulting in net proceeds to the Company of approximately $1,752,000.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          On April 1, 1995, the Company issued 100,000 shares of newly issued, unregistered Common Stock, valued at $2.25 per share, in consideration for an option to purchase the facility it currently leases in Piscataway, New Jersey.

          On June 30, 1995, in conjunction with the license of know-how related to PEG-Intron A, the Company sold 847,000 shares of newly issued, unregistered Common Stock to Schering Corporation, resulting in net proceeds of approximately $1,983,000 (See Note 11).

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

          During the year ended June 30, 1997, all of the outstanding shares of Series B Preferred Stock were converted into Common Stock. The 40,000 shares of Series B Preferred Stock which were converted resulted in the issuance of 2,038,989 shares of Common Stock.

          During March 1997, all of the outstanding Series C Preferred Stock was exchanged for newly issued Series D Preferred Stock. The Series D Preferred Stock contained the same provisions as the Series C Preferred Stock, with the exception of the elimination of a restriction on the maximum number of shares which could be held by the holding institution. During March 1997, all of the outstanding Series D Preferred Stock was converted into Common Stock. The 20,000 shares of Series D Preferred Stock which were converted resulted in the issuance of 1,015,228 shares of Common Stock. The sole institutional owner of the Common Stock issued in conjunction with the conversion of the Series D Preferred Stock has agreed not to sell the 1,015,228 common shares issued for a period of one year without the Company's consent.

     Series A Preferred Stock

          The Company's Series A Preferred Shares are convertible into Common Stock at a conversion rate of $11 per share. The value of the Series A Preferred Shares for conversion purposes is $25 per share. Holders of the Series A Preferred Shares are entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. Dividends on the Series A Preferred Shares are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the Board of Directors deems it appropriate in light of the Company's then current financial condition. No dividends are to be paid or set apart for payment on the Company's Common Stock, nor are any shares of Common Stock to be redeemed, retired or otherwise acquired for valuable consideration unless the Company has paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A Preferred Shares. Holders of the Series A Preferred Shares are entitled to one vote per share on matters to be voted upon by the stockholders of the Company. As of June 30, 1997 and 1996, undeclared accrued dividends in arrears were $1,585,000 or $14.54 per share and $1,367,000 or $12.54 per share, respectively. All Common Shares are junior in rank to the Series A Preferred Shares, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          There were no conversions of Series A Preferred Shares during the years ended June 30, 1997, 1996 or 1995. As of June 30, 1997 and 1996, the Company had 109,000 shares of Series A Preferred Shares outstanding with a liquidation preference of $25 per share or $2,725,000.

     Common Stock

          Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

          As of June 30, 1997, the Company has reserved its common shares for special purposes as detailed below:

          Shares issuable upon conversion of
            Series A Preferred Shares                                  248,000
          Shares issuable upon exercise of outstanding warrants      1,039,000
          Non-Qualified Stock Option Plan                            5,650,000
          Other options                                                200,000
                                                                     ---------
                                                                     7,137,000
                                                                     =========

     Series A Preferred Stock Warrants

          In connection with the private placement of the Series A Preferred Shares, the Company issued warrants to purchase 82,000 Series A Preferred
     Shares. Prior to the year ended June 30, 1995, 22,000 warrants were exercised. During the year ended June 30, 1995, the remaining warrants expired.

     Series B and C Preferred Stock Warrants

          As of June 30, 1997 and 1996, warrants to purchase 688,686 shares of common stock at $4.11 and 200,000 shares of common stock at $5.63, issued in connection with the private placements of Series B and C Preferred Shares, were outstanding.

     Enzon Labs Warrants

          In connection with the acquisition of Enzon Labs Inc., the Company agreed to issue warrants to purchase 583,000 shares of Common Stock. Prior to the year ended June 30, 1995, 100 warrants were exercised. During the year ended June 30, 1995, the remaining warrants expired.

(8)  Independent Directors' Stock Plan

     On December 3, 1996, the stockholders voted to approve the Company's Independent Directors' Stock Plan, which provides for compensation in the form of quarterly grants of Common Stock to independent directors serving on the Company's Board of Directors. Each independent director is granted shares of Common Stock equivalent to $2,500 per quarter plus $500 per Board of Director's meeting attended. The number of shares issued is based on the fair market value of Common Stock on the last trading day of the applicable quarter. During the year ended June 30, 1997, the Company issued 25,903 shares of Common Stock to non-executive directors, pursuant to the Independent Directors' Stock Plan. The shares issued represent payment for services rendered for the period from January 16, 1996 through March 31, 1997.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(9)  Non-Qualified Stock Option Plan

     In November 1987, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"). The number of shares reserved for issuance under the Company's Stock Option Plan is 6,200,000. As of June 30, 1997, 5,650,000 shares of Common Stock were reserved for issuance pursuant to options which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options granted must be at least 100% of the fair market value of the stock at the time the option is granted. Options may be exercised for a period of up to ten years from the date they are granted. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". The Company continues to use APB No. 25, "Accounting for Stock Issued to Employees," to account for the Stock Option Plan. All options granted under the Stock Option Plan are granted with exercise prices which equal or exceed the fair market value of the stock at the date of grant, accordingly, there is no compensation expense recognized for options granted to employees. The Company records compensation expense equal to the value of stock options granted for consulting services rendered to the Company by non-employees. The value of the options granted to non-employees is determined by the Black-Scholes option-pricing model.

     The following pro forma financial information shows the effect and the Company's net loss and loss per share, had compensation expense been recognized consistent with SFAS No. 123.

                                                  1997             1996
                                              ------------     ------------
          Net loss - as reported              ($4,557,000)     ($5,175,000)
          Net loss - pro forma                ($5,927,000)     ($5,645,000)
          Loss per share - as reported              ($.16)           ($.20)
          Loss per share - pro forma                ($.21)           ($.22)

     The pro forma effect on the loss for the years ended June 30, 1997 and 1996 is not necessarily indicative of the pro forma effect on earnings in future years since it does not take into effect the pro forma compensation expense related to grants made prior to the year ended June 30, 1996. The fair value of each option granted during the years ended June 30, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected term of five years, (iii) expected volatility of 82% and 78%, and
     (iv) a risk-free interest rate of 6.45% and 6.09% for the years ended June 30, 1997 and 1996, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 1997 and 1996 was $2.78 and $3.51 per share, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



     The  following is a summary of the activity in the  Company's  Stock Option
     Plan:

                                                                              Weighted
                                                                              Average
                                                                              Exercise           Range of
                                                               Shares           Price             Prices
                                                               ------           -----             ------
     Outstanding at July 1, 1994                             2,834,000          $ 6.19        $2.38 to $15.25
       Granted at exercise prices which exceeded the
         fair market value on the date of grant                571,000            2.63        $2.63
       Granted at exercise prices which equalled the
         fair market value on the date of grant                843,000            2.24        $1.88 to $3.13
       Cancelled                                              (645,000)           4.78        $2.09 to $15.25
                                                             ---------
         Outstanding at June 30, 1995                        3,603,000            4.95        $1.88 to $14.88

       Granted at exercise prices which exceeded the
         fair market value on the date of grant                  4,000            3.38        $3.38
       Granted at exercise prices which equalled the
         fair market value on the date of grant                763,000            3.51        $2.38 to $4.75
       Exercised                                               (16,000)           2.54        $2.09 to $2.81
       Cancelled                                              (796,000)           4.50        $2.09 to $11.00
                                                             ---------
         Outstanding at June 30, 1996                        3,558,000            4.75        $1.88 to $14.88

       Granted at exercise prices which exceeded the
         fair market value on the date of grant                  3,000            2.81        $2.81
       Granted at exercise prices which equalled the
         fair market value on the date of grant              1,469,000            2.78        $2.31 to $3.41
       Exercised                                               (11,000)           2.37        $2.00 to $2.63
       Cancelled                                              (822,000)           6.26        $2.00 to $14.25
                                                             ---------
         Outstanding at June 30, 1997                        4,197,000            3.77        $1.88 to $14.88
                                                             =========

     As of June 30, 1997, the Plan had options outstanding and exercisable by price range as follows:

                                                 Weighted
                                                  Average    Weighted                    Weighted
        Range of                                 Remaining   Average                      Average
        Exercise                   Options      Contractual  Exercise     Options        Exercise
         Prices                  Outstanding       Life        Price    Exercisable       Price
         ------                  -----------       ----        -----    -----------       -----
     $1.88 to $2.50                490,000         7.70       $ 2.08       487,000       $ 2.08
     $2.56 to $2.63                495,000         8.24         2.60       277,000         2.63
     $2.69 to $2.75                460,000         8.86         2.71       157,000         2.75
     $2.81 to $2.88                584,000         8.92         2.81        45,000         2.84
     $2.94 to $3.41                526,000         9.06         3.12       101,000         3.37
     $3.50 to $4.50                810,000         7.17         4.05       683,000         4.14
     $4.56 to $7.50                531,000         4.59         6.18       531,000         6.18
     $7.63 to $14.88               301,000         1.63         8.08       301,000         8.08
                                 ---------                               ---------
     $1.88 to $14.88             4,197,000         7.30         3.77     2,582,000         4.33
                                 =========                               =========

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          On August 24, 1994, the Compensation Committee of the Board of Directors of the Company extended the exercise period of all outstanding five year options to ten years. None of the options extended had exercise prices less than the fair market value of the Company's Common Stock on August 24, 1994, and accordingly, no compensation expense was recorded.

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

          At June 30, 1997 and 1996, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                                   1997               1996
                                                                                -----------       -----------
     Deferred tax assets:
       Inventories                                                                  $50,000          $151,000
       Investment valuation reserve                                                  86,000            86,000
       Contribution carryover                                                        17,000            12,000
       Compensated absences                                                         111,000            98,000
       Excess of financial statement over tax depreciation                          627,000           368,000
       Royalty advance - RPR                                                        842,000         1,153,000
       Non-deductible expenses                                                      301,000           343,000
       Federal and state net operating loss carryforwards                        40,385,000        38,495,000
       Research and development and investment tax credit carryforwards           6,912,000         6,407,000
                                                                                -----------       -----------
           Total gross deferred tax assets                                       49,331,000        47,113,000

       Less valuation allowance                                                 (48,625,000)      (46,407,000)
                                                                                -----------       -----------
           Net deferred tax assets                                                  706,000           706,000
                                                                                -----------       -----------
     Deferred tax liabilities:
       Step up in basis of assets related to acquisition of Enzon Labs Inc.        (706,000)         (706,000)
                                                                                -----------       -----------
           Total gross deferred tax liabilities                                    (706,000)         (706,000)
                                                                                -----------       -----------
           Net deferred tax                                                              $0               $0
                                                                                ===========       ===========

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 1997 and 1996 was an increase of $2,218,000 and $2,810,000, respectively. Subsequently recognized tax benefits for the years ended June 30, 1997 and 1996 of $984,000 and $954,000, respectively, relating to the valuation allowance for deferred tax assets will be allocated to additional paid-in capital.

          At June 30, 1997, the Company had federal net operating loss carryforwards of approximately $102,541,000 for tax reporting purposes, which expire in the years 1998 to 2012. The Company also has investment tax credit carryforwards of approximately $30,000 and research and development tax credit carryforwards of approximately $5,985,000 for tax reporting purposes which expire in the years 1998 to 2012.

          As part of the Company's acquisition of Enzon Labs Inc., the Company acquired the net operating loss carryforwards of Enzon Labs Inc. As of June 30, 1997, the Company had a total of $67,208,000 of acquired Enzon Labs net operating loss carryforwards, which expire between December 31, 1997 and October 31, 2006. As a result of the change in ownership, the utilization of these carryforwards is limited to $613,000 per year.

(11) Significant Agreements

     Schering Agreement

          The Company and Schering Corporation ("Schering"), a subsidiary of Schering-Plough Corporation, entered into an agreement in November 1990 (the "Schering Agreement") to apply the Company's PEG Process to develop a modified form of Schering's INTRON A (interferon alfa 2b), a genetically-engineered anticancer and antiviral drug with longer lasting activity. A PEG modified INTRON A, developed by the Company, is currently in a large scale Phase III clinical trial in the United States and Europe. The trial calls for administration of PEG-Intron A once a week as compared to the current regimen for unmodified INTRON A of three times a week.

          INTRON A is currently approved in the United States for use in chronic hepatitis B, chronic hepatitis C, AIDS-related Kaposi's sarcoma, venereal warts, hairy cell leukemia and malignant melanoma. It is approved for use in 65 countries for a total of 16 disease indications. Schering-Plough Corporation reported 1996 INTRON A sales of $524 million worldwide.

          Under the license agreement, which was amended in 1995, the Company transfered proprietary manufacturing rights for PEG-Intron A to Schering for $3,000,000, of which $2,000,000 was paid on June 30, 1995 and
     $1,000,000 was paid during the year ended June 30, 1997. In connection with the amendment, the Company also sold to Schering 847,000 shares of unregistered, newly issued Common Stock for $2,000,000 in gross proceeds. Under the current Schering Agreement, Enzon retained an option to become Schering's exclusive manufacturer of PEG-Intron A for the United States market upon FDA approval of such product.

          Under the Schering Agreement, Enzon is entitled to receive sequential payments, totaling approximately $5,500,000, subject to the achievement of certain milestones in the product's development program, of which two payments totaling $2,500,000 were received in August 1997 related to the commencement of a Phase III clinical trial. The Company will also receive royalties on worldwide sales of PEG-Intron A, if any. Schering will be responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


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

     Rhone-Poulenc Rorer Agreement

          The Company has granted RPR an exclusive license ("the Amended RPR License Agreement") in the United States to sell ONCASPAR and any other PEG-asparaginase product (the "Product") developed by Enzon or RPR during the term of the License Agreement. Under this agreement, Enzon received licensing payments totaling $6,000,000 and was entitled to a base royalty of 10% for the year ended December 31, 1995 and will earn 23.5% thereafter, until 2008, on net sales of ONCASPAR up to agreed upon amounts. Additionally, the Amended RPR License Agreement provides for a super royalty of 23.5% for the year ended December 31, 1995 and 43.5% thereafter, until 2008 on net sales of ONCASPAR which exceed the agreed upon amounts, with the limitation that the total royalties earned for any such year shall not exceed 33% of net sales. The Amended RPR License Agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

          Base royalties due under the amended agreement will be offset against a credit of $5,970,000 (which represents the royalty advance plus reimbursement of certain amounts due to RPR under the previous agreement and interest expense) before cash payments for base royalties will be made. Super royalties will be paid to the Company when earned. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheets as of June 30, 1997 and 1996. The royalty advance will be reduced as base royalties are recognized under the agreement.

          The Amended RPR License Agreement prohibits RPR from selling a competing PEG-asparaginase product anywhere in the world during the term of the License Agreement and for five years thereafter. The Agreement terminates in December 2008, subject to early termination by either party due to a default by the other or by RPR at any time on one year's prior notice to Enzon. Upon any termination, all rights under the License Agreement revert to Enzon.

          The Company has also granted RPR exclusive licenses to sell ONCASPAR in Canada and Mexico. These agreements provide for RPR to obtain marketing approval of ONCASPAR in Canada and Mexico and for the Company to receive royalties on sales of ONCASPAR in these countries, if any. A separate supply agreement with RPR requires RPR to purchase from Enzon all of RPR's requirements for the Product for sales in North America.

     MEDAC Agreement

          During October 1996, the Company entered into an exclusive license agreement with Medac GmbH ("MEDAC") to sell ONCASPAR in Europe and Russia. The agreement provides for MEDAC to purchase ONCASPAR from the Company at certain established prices which increase over the initial term of the five year agreement. Under the agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication, in Germany. Upon completion of a pharmacokinetic study, MEDAC plans to file for approval in the rest of Europe and will be required to meet certain minimum purchase requirements.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(12) Leases

          The Company has several leases for office, warehouse, production and research facilities and equipment.

          Future minimum lease payments, net of subleases, for noncancellable operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments as of June 30, 1997 are:

          Year ending                           Capital         Operating
            June 30,                             leases          leases
          -----------                           ---------      ----------
          1998                                   $2,000        $1,923,000
          1999                                       --         1,453,000
          2000                                       --           897,000
          2001                                       --           716,000
          2002                                       --           683,000
          Later years, through 2007                  --         3,753,000
                                                 ------        ----------
          Total minimum lease payments           $2,000        $9,425,000
                                                 ======        ==========

          Rent expense amounted to $1,608,000, $1,469,000 and $1,642,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

          The Company currently subleases a portion of its facilities. For the years ended June 30, 1997, 1996 and 1995, rent expense is net of subrental income of $233,000, $249,000 and $353,000, respectively.

(13) Retirement Plans

          The Company maintains a defined contribution, 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. Prior to August 9, 1996, the Company's match was 25% of the employee's contribution of up to 6% of compensation, as defined. Effective January 1, 1995, the Company's match is invested solely in a fund which purchases the Company's Common Stock in the open market. Total company contributions for the years ended June 30, 1997, 1996 and 1995 were $105,000, $63,000, and $80,000, respectively.

(14) Accrued Expenses

     Accrued expenses consist of:

                                                         June 30,
                                               --------------------------
                                                  1997            1996
                                               ----------      ----------
          Accrued wages and vacation             $484,000        $466,000
          Accrued Medicaid rebates                989,000         996,000
          Current portion of royalty
            advance - RPR                         930,000       1,287,000
          Accrual for commitments                 340,000         250,000
          Other                                   762,000       1,388,000
                                               ----------      ----------
                                               $3,505,000      $4,387,000
                                               ==========      ==========

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(15) Sales Information

          During the years ended June 30, 1997, 1996 and 1995, the Company had export sales of $2,029,000, $2,270,000 and $2,105,000, respectively. Sales to Europe represented $1,600,000, $1,858,000 and $1,841,000 during the years ended June 30, 1997, 1996 and 1995, respectively.

          ADAGEN sales represent approximately 77% of the Company's total net sales for the year ended June 30, 1997. ADAGEN's Orphan Drug designation under the Orphan Drug Act expired in March 1997. The Company believes the expiration of ADAGEN's Orphan Drug designation will not have a material impact on the sales of ADAGEN. Approximately 54%, 46% and 42% of the Company's ADAGEN sales for the years ended June 30, 1997, 1996 and 1995, respectively, were made to Medicaid patients.

(16) Other Income

          During the year ended June 30, 1996, the Company recognized as other income approximately $1,313,000 representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi"). Under the agreement with Sanofi, Enzon transferred all responsibility for the development and regulatory approval in the United States for PEG-superoxide dismutase ("PEG-SOD") in return for 40% of the net profits from sales of PEG-SOD in the United States. During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec(TM)) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due, in part, to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has recognized as other income the amount due Sanofi previously recorded as a current liability.

          During  the  year  ended  June  30,   1995,   the   Company   received
     approximately $645,000 for an insurance settlement related to ADAGEN that was destroyed in shipment.

                                  EXHIBIT INDEX


Exhibit                                                                   Page
Numbers     Description                                                  Number
-------     -----------                                                  ------
10.15       Employment Agreement with Peter G. Tombros dated as of
              April 5, 1997                                                E1
 21.0       Subsidiaries of Registrant                                     E23
 23.0       Consent of KPMG Peat Marwick LLP                               E24
 27.0       Financial Data Schedule                                        E25
 99.0       Additional Exhibits                                            E26