Form 10-Q
period 1997-09-30
ENZON INC
filed 1997-11-14
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997                 Commission File No. 0-12957


[GRAPHIC OMITTED]
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

                                 (732) 980-4500
              (Registrant's telephone number, including area code:)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__    No _____


The number of shares of common stock, $.01 par value, outstanding as of November 6, 1997 was 30,952,301 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 1997 and June 30, 1997

                                                                                    September 30,           June 30,
                                                                                        1997                 1997
                                                                                    -------------        -------------
                                                                                     (unaudited)               *
ASSETS

Current assets:
  Cash and cash equivalents                                                         $   9,603,543        $   8,315,752
  Accounts receivable                                                                   2,236,513            2,433,762
  Inventories                                                                           1,009,276              859,873
  Other current assets                                                                     71,013               87,732
                                                                                    -------------        -------------
     Total current assets                                                              12,920,345           11,697,119
                                                                                    -------------        -------------
Property and equipment                                                                 15,686,182           15,676,525
  Less accumulated depreciation and amortization                                       13,185,086           12,923,802
                                                                                    -------------        -------------
                                                                                        2,501,096            2,752,723
                                                                                    -------------        -------------
Other assets:
  Investments                                                                              74,416               78,293
  Other assets, net                                                                        34,830               34,575
  Patents, net                                                                          1,403,949            1,442,568
                                                                                    -------------        -------------
                                                                                        1,513,195            1,555,436
                                                                                    -------------        -------------
Total assets                                                                        $  16,934,636        $  16,005,278
                                                                                    =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $   1,919,049        $   1,910,737
  Accrued expenses                                                                      3,713,829            3,504,966
                                                                                    -------------        -------------
     Total current liabilities                                                          5,632,878            5,415,703
                                                                                    -------------        -------------
  Accrued rent                                                                            838,353              870,012
  Royalty advance - RPR                                                                   876,579            1,177,682
                                                                                    -------------        -------------
                                                                                        1,714,932            2,047,694
                                                                                    -------------        -------------
Commitments and contingencies
  Preferred stock-$.01 par value, authorized 3,000,000 shares:
    issued and outstanding 108,000 shares at September 30,
    1997 and 109,000 shares at June 30, 1997 (liquidation
    preference aggregating $2,700,000 at September 30, 1997 and
    $2,725,000 at June 30, 1997)                                                            1,080                1,090
  Common stock-$.01 par value, authorized 40,000,000 shares;
    issued and outstanding 30,913,424 shares at September
    30, 1997 and 30,797,735 shares at June 30, 1997                                       309,134              307,977
  Additional paid-in capital                                                          121,786,973          121,426,159
  Accumulated deficit                                                                (112,510,361)        (113,193,345)
                                                                                    -------------        -------------
Total stockholders' equity                                                              9,586,826            8,541,881
                                                                                    -------------        -------------
Total liabilities and stockholders' equity                                          $  16,934,636        $  16,005,278
                                                                                    =============        =============

*Condensed from audited financial statements.


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                          Three months ended
                                                    September 30,      September 30,
                                                        1997                1996
                                                    ------------       ------------
Revenues
  Sales                                               $2,464,634         $2,720,591
  Contract revenue                                     2,205,109          1,094,299
                                                    ------------       ------------
     Total revenues                                    4,669,743          3,814,890
                                                    ------------       ------------
Costs and expenses

  Cost of sales                                          604,708            985,989

  Research and development expenses                    2,146,969          2,429,771
  Selling, general and administrative expenses         1,328,442          1,276,067
                                                    ------------       ------------
     Total costs and expenses                          4,080,119          4,691,827
                                                    ------------       ------------
        Operating income (loss)                          589,624           (876,937)
                                                    ------------       ------------
Other income (expense)
  Interest and dividend income                           114,800            157,141
  Interest expense                                        (6,438)            (6,753)
  Other                                                      (62)             7,935
                                                    ------------       ------------
                                                         108,300            158,323
                                                    ------------       ------------
    Net income (loss)                                   $697,924          ($718,614)
                                                    ============       ============
Net earnings (loss) per common share                       $0.02             ($0.03)
                                                    ============       ============
Weighed average number of common
  shares outstanding during the period                30,853,966         27,705,913
                                                    ============       ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                     Three Months Ended
                                                              September 30,      September 30,
                                                                  1997               1996
                                                              ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                           $    697,924       ($   718,614)
  Adjustment for depreciation and amortization                     337,766            457,131
  Loss on retirement of equipment                                       62               --
  Non-cash expense for issuance of common stock and
    stock options                                                  119,174             48,248
  Decrease in accrued rent                                         (31,659)           (23,788)
  Decrease in royalty advance - RPR                               (257,655)          (162,911)
  Changes in assets and liabilities                                242,559             39,354
                                                              ------------       ------------
  Net cash provided by (used in) operating activities            1,108,171           (360,580)
                                                              ------------       ------------
Cash flows from investing activities:
  Capital expenditures                                             (47,732)           (59,785)
  Proceeds from sale of equipment                                      150               --
                                                              ------------       ------------
  Net cash used in investing activities                            (47,582)           (59,785)
                                                              ------------       ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                           227,847              2,610
  Principal payments of obligations under capital leases              (645)              (561)
                                                              ------------       ------------
  Net cash provided by financing activities                        227,202              2,049
                                                              ------------       ------------
  Net increase (decrease) in cash and cash equivalents           1,287,791           (418,316)
  Cash and cash equivalents at beginning of period               8,315,752         12,666,050
                                                              ------------       ------------
  Cash and cash equivalents at end of period                  $  9,603,543       $ 12,247,734
                                                              ============       ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)  Organization and Basis of Presentation

     The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon, Inc. and subsidiaries in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the 1997 presentation. Interim results are not necessarily indicative of the results that may be expected for the year, as such, the Company has not recorded a tax provision as it does not anticipate net income to be recognized for the year ending June 30, 1998.


(2)  Net Earnings (Loss) Per Common Share

     Net earnings (loss) per common share is based on the net income (loss) for the relevant period, adjusted for the cumulative undeclared preferred stock dividends of $54,000 and $55,000 for the three months ended September 30, 1997 and 1996, respectively, divided by the weighted average number of shares issued and outstanding during the period. Stock options, warrants and common stock issuable upon conversion of the preferred stock ("Common Stock Equivalents") are not reflected as the conversion or exercise, in the aggregate, would not materially reduce earnings per share for the three months ended September 30, 1997, for both primary and fully diluted earnings per share computations. Common Stock Equivalents have not been reflected for the three months ended September 30, 1996, as the conversion or exercise, in the aggregate, would be antidilutive for both primary and fully diluted earnings per share computations.


(3)  Inventories

     The composition of inventories at September 30, 1997 and June 30, 1997 is as follows:

                                               September 30,       June 30,
                                                   1997              1997
                                               ------------        --------
     Raw materials                              $  225,000         $269,000
     Work in process                               395,000          269,000
     Finished goods                                389,000          322,000
                                                ----------         --------
                                                $1,009,000         $860,000
                                                ==========         ========


(4)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $6,000 and $7,000 for the three months ended September 30, 1997 and 1996, respectively. There were no income tax payments made for the three months ended September 30, 1997 and 1996. During the three months ended September 30, 1997, 1,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 2,272 shares of Common Stock. Accrued dividends of $15,000, on the Series A Preferred Stock that was converted during the three months ended September 30, 1997, were settled by issuing 1,358 shares of Common Stock and cash payments totaling $10 for fractional shares. There were no conversions of Series A Preferred Stock during the three months ended September 30, 1996. These transactions are non-cash financing activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.


Results of Operations

Three months ended September 30, 1997 vs. Three months ended September 30, 1996

Revenues. Revenues for the three months ended September 30, 1997 increased by 22% to $4,670,000 as compared to $3,815,000 for the same period in 1996. The components of revenues are sales, which consist of sales of the Company's two Food and Drug Administration ("FDA") approved products and royalties on the sales of the Company's products by others, and contract revenues. Sales decreased by 9% to $2,465,000 for the three months ended September 30, 1997, as compared to $2,721,000 for the same period in the prior year. The decrease was due to the timing of ONCASPAR shipments to the Company's marketing partner, Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), which was offset in part by increased royalties on RPR sales of ONCASPAR. Sales of ADAGEN(R) for the three months ended September 30, 1997 and 1996 were $2,193,000 and $2,126,000, respectively. The Company expects sales of ADAGEN to continue to be limited due to the small patient population worldwide. The Company anticipates moderate growth of ONCASPAR sales and increased royalties on sales of ONCASPAR. The Company's marketing partners for ONCASPAR, RPR and MEDAC GmbH, will conduct clinical trials to expand the use of ONCASPAR beyond its current approved indications in the United States and Germany, which could also result in additional revenues from this product. Such clinical trials are in progress in the United States. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN will be achieved or maintained. Contract revenue for the three months ended September 30, 1997 increased by $1,111,000 to $2,205,000, as compared to $1,094,000 for the same period in 1996. The change was principally due to an increase in milestone payments received under the Company's licensing agreement with Schering-Plough Corporation ("Schering-Plough"). During the quarter ended September 30, 1997, the Company received $2,500,000 in milestone payments from Schering-Plough related to the advancement of PEG-Intron A into a Phase III clinical trial. During the prior year, the Company received a $1,000,000 milestone payment under the licensing agreement with Schering-Plough. During the three months ended September 30, 1997 and 1996, the Company had export sales of $486,000 and $582,000, respectively. Sales in Europe were $359,000 and $512,000 for the quarters ended September 30, 1997 and September 30, 1996, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, decreased to 25% for the three months ended September 30, 1997 as compared to 36% for the same period in 1996. The decrease was due primarily to the prior year's write-off of approximately $200,000 in excess ONCASPAR raw material. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the Company's supply agreement for this material, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including, but not limited to, potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases. During the quarter ended September 30, 1997, the Company utilized approximately 19% of its manufacturing capacity for the production of its approved products.

Research and Development. Research and development expenses for the three months ended September 30, 1997 decreased by 12% to $2,147,000 from $2,430,000 for the same period in 1996. This decrease was primarily due to reductions in personnel made during the prior year, principally in the clinical and scientific administration areas, and related costs, such as payroll taxes, and other cost containment measures taken by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1997, remained relatively flat at $1,328,000, as compared to $1,276,000 for the same period in 1996.

Other Income/Expense. Other income/expense decreased by $50,000 to $108,000 for the three months ended September 30, 1997 as compared to $158,000 for the same period last year. The decrease in other income/expense for the three months ended September 30, 1997 was attributable to a decrease in interest income due to a decrease in interest bearing investments.

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


Liquidity and Capital Resources

     Enzon had $9,604,000 in cash and cash equivalents as of September 30, 1997. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     The Company's cash reserves as of September 30, 1997 increased by $1,288,000 from June 30, 1997. The increase in cash reserves was principally due to $2,500,000 in milestone payments received from Schering-Plough under the Company's license agreement for PEG-Intron A. The payments were the result of PEG-Intron A moving into Phase III clinical trials.

     The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR, as amended, (the "Amended RPR License Agreement") provides for a payment of $3,500,000 in advance royalties, which was received in January 1995. Royalties due under the Amended RPR License Agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through September 30, 1997, an aggregate of $3,708,000 in royalties payable by RPR has been offset against the original credit.

     As of September 30, 1997, 941,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") had been converted into 3,095,683 shares of Common Stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,807,000 were settled by the issuance of 233,741 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of September 30, 1997, there were $1,625,000 of accrued and unpaid dividends on the Series A Preferred Stock. Dividends accrue on the outstanding Series A Preferred Stock at the rate of $216,000 per year.

     To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Management believes that its current sources of liquidity will be sufficient to meet its anticipated cash requirements, based on current spending levels, for approximately the next two and one half years.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities

     In August 1997 and September 1997, the Company issued 775 and 10,958 shares of unregistered Common Stock for aggregate consideration of $3,000 and $50,000, respectively. These shares were issued to consultants for services rendered to the Company. The foregoing transactions were consummated as private sales pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In September 1997, 1,000 shares of the Company's Series A Cumulative Preferred Stock were converted to 2,272 shares of unregistered Common Stock. Accrued dividends of $15,000 were settled through the issuance of 1,358 shares of unregistered Common Stock. The foregoing transaction was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.


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

       10.13  License Agreement dated September 7, 1989 between the Company and
                Research Corporation Technologies, Inc.                                               **(10.15)
       10.14  Master Lease Agreement and Purchase Leaseback Agreement dated
                October 28, 1994 between the Company and Comdisco, Inc.                               ##(10.16)
       10.15  Employment Agreement with Peter G. Tombros dated as of
                April 5, 1997                                                                       ^^^^(10.15)
       10.16  Stock Purchase Agreement dated as of June 30, 1995                                     ~~~(10.16)
       10.17  Securities Purchase Agreement dated as of January 31, 1996                             ~~~(10.17)
       10.18  Registration Rights Agreements dated as of January 31, 1996                            ~~~(10.18)
       10.19  Warrants dated as of February 7, 1996 and issued pursuant to the Securities
                Purchase Agreement dated as of January 31, 1996                                      ~~~(10.19)
       10.20  Securities Purchase Agreement dated as of March 15, 1996                                 ^(10.20)
       10.21  Registration Rights Agreement dated as of March 15, 1996                                 ^(10.21)
       10.22  Warrant dated as of March 15, 1996 and issued pursuant to the Securities Purchase
              Agreement dated as of March 15, 1996                                                     ^(10.22)
       10.23  Amendment dated March 25, 1994 to License Agreement dated
                September 7, 1989 between the Company and Research Corporation
                Technologies, Inc.                                                                    ^^(10.23)
       10.24  Independent Directors' Stock Plan                                                       ^^(10.24)
       10.25  Stock Exchange Agreement dated February 28, 1997, by and between the
                Company and GFL Performance Fund Ltd.                                                ^^^(10.25)
       10.26  Agreement Regarding Registration Rights Under Registration Rights Agreement
                dated March 10, 1997, by and between the Company and Clearwater Fund IV
                LLC                                                                                  ^^^(10.26)
        27.0  Financial Data Schedule                                                                         o
        99.0  Factors to Consider in Connection with Forward-Looking Statements                      ^^^^(99.0)

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

^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference thereto.

^^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference thereto.

^^^^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference thereto.

     (b)  Reports on Form 8-K

          On August 8, 1997, the Company filed with the Commission a Current Report on Form 8-K dated August 4, 1997 relating to the advancement of PEG-Intron A by Schering-Plough Corporation into Phase III clinical trials for hepatitis C in the United States and Europe. The Company's agreement with Schering-Plough Corporation provides for a $2.5 million milestone payment upon this advancement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENZON, INC.
                                        ---------------------------------------
                                        (Registrant)



Date: November 14, 1997                 By:  /s/  Peter G. Tombros
                                                  -----------------------------
                                                  Peter G. Tombros
                                                  President and Chief Executive
                                                  Officer



                                        By:  /s/  Kenneth J. Zuerblis
                                                  -----------------------------
                                                  Kenneth J. Zuerblis
                                                  Vice President, Finance and
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  and Accounting Officer)