Form 10-Q
period 1997-12-31
ENZON INC
filed 1998-02-13
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1997                  Commission File No. 0-12957


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


Yes _X_    No ___


The number of shares of common stock, $.01 par value, outstanding as of February 4, 1998 was 31,130,417 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 1997 and June 30, 1997

                                                                  December 31,       June 30,
ASSETS                                                               1997              1997
                                                                 -------------    -------------
                                                                  (unaudited)           *
Current assets:
  Cash and cash equivalents                                      $   8,719,548    $   8,315,752
  Accounts receivable                                                2,735,867        2,433,762
  Inventories                                                          671,523          859,873
  Other current assets                                                 264,111           87,732
                                                                 -------------    -------------
     Total current assets                                           12,391,049       11,697,119
                                                                 -------------    -------------
Property and equipment                                              15,052,998       15,676,525
  Less accumulated depreciation and amortization                    12,878,551       12,923,802
                                                                 -------------    -------------
                                                                     2,174,447        2,752,723
                                                                 -------------    -------------
Other assets:
  Investments                                                           74,416           78,293
  Other assets, net                                                     41,484           34,575
  Patents, net                                                       1,365,329        1,442,568
                                                                 -------------    -------------
                                                                     1,481,229        1,555,436
                                                                 -------------    -------------
Total assets                                                     $  16,046,725    $  16,005,278
                                                                 =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   1,340,289    $   1,910,737
  Accrued expenses                                                   3,646,667        3,504,966
                                                                 -------------    -------------
     Total current liabilities                                       4,986,956        5,415,703
                                                                 -------------    -------------
  Accrued rent                                                         806,693          870,012
  Royalty advance - RPR                                                625,947        1,177,682
                                                                 -------------    -------------
                                                                     1,432,640        2,047,694
                                                                 -------------    -------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares:
   issued and outstanding 108,000 shares at December 31,
   1997 and 109,000 shares at June 30, 1997 (liquidation
   preference aggregating $2,700,000 at December 31, 1997
   and $2,725,000 at June 30, 1997)                                      1,080            1,090
  Common stock-$.01 par value, authorized 60,000,000 shares:
   issued and outstanding 31,030,167 shares at December
   31, 1997 and 30,797,735 shares at June 30, 1997                     310,302          307,977
  Additional paid-in capital                                       122,052,916      121,426,159
  Accumulated deficit                                             (112,737,169)    (113,193,345)
                                                                 -------------    -------------
Total stockholders' equity                                           9,627,129        8,541,881
                                                                 -------------    -------------
Total liabilities and stockholders' equity                       $  16,046,725    $  16,005,278
                                                                 =============    =============

*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          Three Months and Six Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                      Three months ended             Six months ended
                                                 December 31,   December 31,   December 31,   December 31,
                                                     1997           1996           1997          1996
                                                 -----------    -----------    -----------    -----------
Revenues
  Sales                                          $ 4,139,841    $ 3,553,975    $ 6,604,475    $ 6,274,566
  Contract revenue                                   107,500          5,010      2,312,609      1,099,309
                                                 -----------    -----------    -----------    -----------
     Total revenues                                4,247,341      3,558,985      8,917,084      7,373,875
                                                 -----------    -----------    -----------    -----------
Costs and expenses
  Cost of sales                                    1,134,682        994,325      1,739,390      1,980,314
  Research and development expenses                1,985,738      1,980,063      4,132,707      4,409,834
  Selling, general and administrative expenses     1,498,242      1,453,545      2,826,684      2,729,612
                                                 -----------    -----------    -----------    -----------
     Total costs and expenses                      4,618,662      4,427,933      8,698,781      9,119,760
                                                 -----------    -----------    -----------    -----------
       Operating income (loss)                      (371,321)      (868,948)       218,303     (1,745,885)
                                                 -----------    -----------    -----------    -----------
Other income (expense)
  Interest and dividend income                       150,763        162,770        265,563        319,911
  Interest expense                                    (4,467)        (4,847)       (10,905)       (11,600)
  Other                                               (1,783)           180         (1,845)         8,115
                                                 -----------    -----------    -----------    -----------
                                                     144,513        158,103        252,813        316,426
                                                 -----------    -----------    -----------    -----------
     Net income (loss)                           ($  226,808)   ($  710,845)   $   471,116    ($1,429,459)
                                                 ===========    ===========    ===========    ===========
Basic earnings (loss) per common share           ($     0.01)   ($     0.03)   $      0.01    ($     0.05)
                                                 ===========    ===========    ===========    ===========
Diluted earnings (loss) per common share         ($     0.01)   ($     0.03)   $      0.01    ($     0.05)
                                                 ===========    ===========    ===========    ===========












The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1997 and 1996
                                   (Unaudited)

                                                                          Six Months Ended

                                                                    December 31,    December 31,
                                                                        1997           1996
                                                                    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                 $    471,116    ($ 1,429,459)
  Adjustment for depreciation and amortization                           650,404         886,729
  Loss on retirement of equipment                                          1,845            --
  Non-cash expense for issuance of common stock and stock options        111,882         121,838
  Decrease in accrued rent                                               (63,319)        (47,577)
  Decrease in royalty advance - RPR                                     (871,146)       (541,476)
  Changes in assets and liabilities                                     (401,219)       (708,793)
                                                                    ------------    ------------
  Net cash used in operating activities                                 (100,437)     (1,718,738)
                                                                    ------------    ------------
Cash flows from investing activities:
  Capital expenditures                                                   (79,863)       (602,700)
  Proceeds from sale of equipment                                         83,129            --
                                                                    ------------    ------------
  Net cash provided by (used in) investing activities                      3,266        (602,700)
                                                                    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                 502,250           8,032
  Principal payments of obligations under capital leases                  (1,283)         (1,139)
                                                                    ------------    ------------
  Net cash provided by financing activities                              500,967           6,893
                                                                    ------------    ------------
  Net increase (decrease) in cash and cash equivalents                   403,796      (2,314,545)
  Cash and cash equivalents at beginning of period                     8,315,752      12,666,050
                                                                    ------------    ------------
  Cash and cash equivalents at end of period                        $  8,719,548    $ 10,351,505
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

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)  Organization and Basis of Presentation

     The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon, Inc. and subsidiaries in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the 1997 presentation. Interim results are not necessarily indicative of the results that may be expected for the year, and as such, the Company has not recorded a tax provision as it does not anticipate net income to be recognized for the year ending June 30, 1998.

(2)  Earnings (Loss) Per Share

     Basic earnings (loss) per common share is based on the net income (loss) for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $54,000 and $55,000 for the three months ended December 31, 1997 and 1996, and $108,000 and $109,000 for the six months ended December 31, 1997 and 1996, respectively, divided by the weighted average number of common shares issued and outstanding during the period.

     Diluted earnings per common share for the six months ended December 31, 1997 is based on net income, adjusted for cumulative undeclared preferred stock dividends of $108,000 for the six months ended December 31, 1997, divided by the weighted average number of common shares issued and outstanding during the period, plus the exercise or conversion of all dilutive potential common shares.

     Diluted loss per common share for the three months ended December 31, 1997 and 1996 and the six months ended December 31, 1996, is based on the net loss for the relevant period adjusted for cumulative undeclared preferred stock dividends of $54,000 and $55,000 for the three months ended December 31, 1997 and 1996, respectively, and $109,000 for the six months ended December 31, 1996, divided by the weighted average number of common shares issued and outstanding during the period. The exercise or conversion of all dilutive potential common shares is not included, due to the net loss recorded for the three months ended December 31, 1997 and 1996 and the six months ended December 31, 1996.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


     The following represents the weighted average number of common shares outstanding for the three and six months ended December 31, 1997 and 1996 diluted earnings (loss) per common share calculation:

                                        Three months ended              Six months ended
                                     December 31,  December 31,   December 31,  December 31,
                                         1997         1996            1997         1996
                                      ----------   ----------      ----------   ----------
Weighted average number of
 common shares issued and
 outstanding                          30,975,856   27,882,828      30,918,228   27,794,716

   Weighted average shares issued
     upon the exercise of dilutive
     options and warrants based on
     the Treasury Stock Method              --           --         1,677,509         --
                                      ----------   ----------      ----------   ----------
Weighted average number of
 common shares issued and
 outstanding and dilutive potential
 common shares                        30,975,856   27,882,828      32,595,737   27,794,716
                                      ==========   ==========      ==========   ==========

(3)  Inventories

     The composition of inventories at December 31, 1997 and June 30, 1997 is as follows:

                                                     December 31,       June 30,
                                                        1997              1997
                                                      --------          --------
         Raw materials                                $327,000          $269,000
         Work in process                               109,000           269,000
         Finished goods                                236,000           322,000
                                                      --------          --------
                                                      $672,000          $860,000
                                                      ========          ========

(4)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $11,000 and $12,000 for the six months ended December 31, 1997 and 1996, respectively. There were no income tax payments made for the six months ended December 31, 1997 and 1996.

     During the six months ended December 31, 1997, 1,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 2,272 shares of Common Stock. Accrued dividends of $15,000 on the Series A Preferred Stock that converted during the six months ended December 31, 1997, were settled by issuing 1,358 shares of Common Stock and cash payments totaling $10 for fractional shares. There were no conversions of Series A Preferred Stock during the six months ended December 31, 1996. During the six months ended December 31, 1996, 24,260 shares of Series B Convertible Preferred Stock were converted into 1,287,213 shares of Common Stock.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


A cash payment of $2.00 was made for fractional shares related to the conversions. These transactions are non-cash financing activities.

(5)  Non-Qualified Stock Option Plan

     During the six months ended December 31, 1997, the Company issued 456,000 stock options at an average exercise price of $5.82 per share under the Company's Non-Qualified Stock Option Plan, as amended, of which 80,000 were granted to executive officers of the Company. None of the options granted during the period are exercisable as of December 31, 1997. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(6)  Subsequent Events

     During January 1998, the Company amended its long-term supply agreement for unmodified L-asparaginase, one of the raw materials used in ONCASPAR produced for the North American market. The amendment extended the term of the supply agreement and the time for the Company to fulfill its remaining $1,300,000 in minimum purchase commitments until December 31, 1999. In consideration for the extension, the Company paid $75,000 and made an advance payment of $1,300,000 for the remaining minimum purchase commitment under the agreement. The supplier will deliver the prepaid inventory at the Company's request through December 31, 1999. Any inventory that is not taken by the Company by December 31, 1999 will be forfeited. These payments were made in January 1998.

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

Results of Operations

Three months ended December 31, 1997 vs. Three months ended December 31, 1996

Revenues. Revenues for the three months ended December 31, 1997 increased by 19% to $4,247,000 as compared to $3,559,000 for the same period in 1996. The components of revenues are sales and contract revenues. Sales increased by 16% to $4,140,000 for the three months ended December 31, 1997 as compared to $3,554,000 for the same period in the prior year, due to increased revenues from ONCASPAR(R), which is marketed in the U.S. by Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), and increased ADAGEN(R) sales resulting from an increase in patients receiving ADAGEN. ADAGEN sales for the three months ended December 31, 1997 and 1996 were $2,800,000 and $2,328,000, respectively.
ONCASPAR revenues are comprised of manufacturing revenues as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues increased due to an increase in royalties on sales of ONCASPAR by RPR which was partially offset by a decline in manufacturing revenues resulting from the timing of ONCASPAR shipments made to RPR. During the three months ended December 31, 1997 and 1996, the Company had export sales of $642,000 and $589,000, respectively. Sales in Europe were $489,000 and $479,000 for the three months ended December 31, 1997 and 1996, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, remained relatively constant at 27% for the three months ended December 31, 1997 as compared to 28% for the same period in 1996. During the quarter ended December 31, 1997, the Company utilized approximately 10% of its manufacturing capacity for the production of its approved products.

Research and Development. Research and development expenses for the three months ended December 31, 1997 remained relatively flat at $1,986,000 as compared to $1,980,000 for the same period in 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1997 remained relatively unchanged at $1,498,000, as compared to $1,454,000 for the same period in 1996.

Other Income/Expense. Other income/expense decreased to $145,000 for the three months ended December 31, 1997 as compared to $158,000 for the same period last year. The decrease was attributable to a decrease in interest income due to a decrease in interest bearing investments.

Six months ended December 31, 1997 vs. Six months ended December 31, 1996

Revenues. Revenues for the six months ended December 31, 1997 increased by 21% to $8,917,000 as compared to $7,374,000 for the same period in 1996. The components of revenues are sales and contract revenues. Sales increased by 5% to $6,604,000 for the six months ended December 31, 1997 as compared to $6,275,000 for the same period in the prior year, due to an increase in ADAGEN sales resulting from an increase in patients receiving ADAGEN which was offset in part by a decrease in ONCASPAR revenue. ONCASPAR revenues are comprised of manufacturing revenues as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues decreased due to a decline in manufacturing revenue resulting from the timing of ONCASPAR shipments made to RPR. The decrease in manufacturing revenue was partially offset by increased royalties due to an increase in sales of ONCASPAR by RPR. ADAGEN sales for the six months ended December 31, 1997 and 1996 were $4,994,000 and $4,453,000, respectively. Contract revenue for the six months ended December 31, 1997 increased to $2,313,000, as compared to $1,099,000 for the same period in 1996. The increase was principally due to an increase in milestone payments received under the Company's licensing agreement for PEG-Intron A with Schering-Plough Corporation ("Schering-Plough"). During the six months ended December 31, 1997, the Company recognized $2,200,000 in milestone payments received as a result of Schering-Plough advancing PEG-Intron A into a Phase III clinical trial. PEG-Intron A is a modified form of Schering-Plough's INTRON(R)A (interferon alfa-2b, recombinant), developed by Enzon to have longer-acting properties. INTRON A is a genetically engineered anticancer and antiviral agent, developed and marketed worldwide by Schering-Plough Corporation. INTRON A generated $524 million in sales in 1996. The worldwide market for alpha interferon is in excess of $1 billion. Under the Company's licensing agreement, Enzon is entitled to royalties on product sales and has the option to become Schering-Plough's exclusive manufacturer of PEG-Intron A for the U.S. market. During the prior year, the Company received a $1,000,000 milestone payment under the licensing agreement with Schering-Plough. During the six months ended December 31, 1997 and 1996, the Company had export sales of $1,127,000 and $1,171,000, respectively. Sales in Europe were $848,000 and $991,000 for the six months ended December 31, 1997 and 1996, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, decreased to 26% for the six months ended December 31, 1997 as compared to 32% for the same period in 1996. The decrease was due primarily to the prior year's write-off of approximately $200,000 in excess ONCASPAR raw material. During January 1998, the Company amended its supply agreement for this material which extended the period available to the Company to accept delivery of its remaining purchase commitment through 1999, in exchange for the advance payment of the remaining purchase commitment. While it is possible that the Company may incur similar losses on its remaining purchase commitment under the supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including, but not limited to, potential increased demand for ONCASPAR from RPR or expansion into additional markets outside the U.S. If the Company does not achieve increases in sales of ONCASPAR beyond current levels, a loss would be incurred on the remaining purchase commitment.

Research and Development. Research and development expenses for the six months ended December 31, 1997 decreased by 6% to $4,133,000 from $4,410,000 for the same period in 1996. This decrease was primarily due to reductions in wage and consulting expenses due to the Company's continued focus on key development programs, principally in the clinical and scientific administration areas.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1997 remained relatively consistent at $2,827,000, as compared to $2,730,000 for the same period in 1996.

Other Income/Expense. Other income/expense decreased by $63,000 to $253,000 for the six months ended December 31, 1997 as compared to $316,000 for the same period last year. The decrease was attributable to a decrease in interest income due to a decrease in interest bearing investments.

         In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company adopted SFAS 128 as of December 31, 1997.

Liquidity and Capital Resources

     Enzon had $8,720,000 in cash and cash equivalents as of December 31, 1997. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     The Company's cash reserves as of December 31, 1997 increased by $404,000 from June 30, 1997. The increase in cash reserves was principally due to net income recorded for the six months ended December 31, 1997.

     The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of

$3,500,000 in advance royalties which was received in January 1995. Under the agreement, as amended, royalties will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through December 31, 1997, an aggregate of $3,863,000 in royalties payable by RPR have been offset against the original credit.

     As of December 31, 1997, 941,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") have been converted into 3,095,683 shares of the Company's common stock (the "Common Stock"). Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,807,000 were settled by the issuance of 233,741 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of December 31, 1997, there were $1,679,000 of accrued and unpaid dividends on the Series A Preferred Stock. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Stock at the rate of $216,000 per year.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  An annual meeting of stockholders was held on December 2, 1997.

     (b) The directors elected at the annual meeting were Randy H. Thurman and A.M. "Don" MacKinnon. The term of office as a director for each of Rolf A. Classon, Dr. Rosina B. Dixon, Robert LeBuhn and Peter G. Tombros continued after the annual meeting.

     (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below.

          (i) The stockholders voted 21,967,300 shares in favor and 127,057 shares against with respect to the election of Randy H. Thurman as a Class II director of the Company and 21,958,668 shares in favor and 135,689 shares against with respect to the election of A.M. "Don" MacKinnon as a Class II director of the Company. Broker non-votes were not applicable.

          (ii) The stockholders voted 19,609,594 shares in favor, 2,484,763 shares against with respect to a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from forty million (40,000,000) to sixty million (60,000,000).

          (iii)The stockholders voted 18,861,706 shares in favor and 817,777 shares against with respect to a proposal to approve an amendment to the Company's Non-Qualified Stock Option Plan, as amended, to conform the Plan to changes made to the rules under Section 16(b) of the Securities and Exchange Act of 1934. Broker non-votes were not applicable.

          (iv) The stockholders voted 21,896,815 shares in favor and 197,542 against with respect to a proposal to ratify the selection of KPMG Peat Marwick LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 1997. Broker non-votes were not applicable.

Item 6. Exhibit  and Reports on Form 8-K

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                       Page Number
                                                                                                            or
  Exhibit                                                                                             Incorporation
   Number          Description                                                                         By Reference
   ------          -----------                                                                         ------------
   3(i)       Certificate of Incorporation, as amended                                                       ^
   3(ii)      By-laws, as amended                                                                           *(4.2)
   3(iii)     Certificate of Designations, Preferences and Rights of Series D Convertible
                Preferred Stock                                                                           ^^^^3(iii)
   3(iv)      Amendment to Certificate of Incorporation dated January 5, 1998                                 o
  10.0        Employment Agreement dated March 25, 1994 with Peter G. Tombros                               #(10.17)
  10.1        Form of Change of Control Agreements dated as of January 20, 1995 entered
                into with the Company's Executive Officers                                                  ~(10.2)
  10.2        Lease - 300-C Corporate Court, South
                   Plainfield, New Jersey                                                                 ***(10.3)
  10.4        Lease Termination Agreement dated March 31, 1995 for
                20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey                         ~(10.6)
  10.5        Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
                Piscataway, New Jersey                                                                      ~(10.7)
  10.6        Form of Lease - 40 Cragwood Road, South
                   Plainfield, New Jersey                                                                ****(10.9)
  10.7        Lease 300A-B Corporate Court, South Plainfield, New Jersey                                  +++(10.10)
  10.8        Stock Purchase Agreement dated March 5, 1987
                   between the Company and Eastman Kodak Company                                         ****(10.7)
  10.9        Amendment dated June 19, 1989 to Stock Purchase
                   Agreement between the Company and
                   Eastman Kodak Company                                                                   **(10.10)
 10.10        Form of Stock Purchase Agreement between the Company
                   and the purchasers of the Series A Cumulative
                   Convertible Preferred Stock                                                              +(10.11)
 10.11        Amendment to License Agreement and Revised License Agreement
                   between the Company and RCT dated
                   April 25, 1985                                                                        ++++(10.5)
 10.12        Amendment dated as of May 3, 1989 to Revised License Agreement dated April 25, 1985 between the Company and Research
                   Corporation                                                                             **(10.14)
 10.13        License Agreement dated September 7, 1989 between the Company and
               Research Corporation Technologies, Inc.                                                     **(10.15)
 10.14        Master Lease Agreement and Purchase Leaseback Agreement dated
                   October 28, 1994 between the Company and Comdisco, Inc.                                 ##(10.16)
 10.15        Employment Agreement with Peter G. Tombros dated as of
                   April 5, 1997                                                                         ^^^^(10.15)
 10.16        Stock Purchase Agreement dated as of June 30, 1995                                          ~~~(10.16)
 10.17        Securities Purchase Agreement dated as of January 31, 1996                                  ~~~(10.17)
 10.18        Registration Rights Agreements dated as of January 31, 1996                                 ~~~(10.18)
 10.19        Warrants dated as of February 7, 1996 and issued pursuant to the Securities
                   Purchase Agreement dated as of January 31, 1996                                        ~~~(10.19)


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

                                            ENZON, INC.
                                            (Registrant)



Date: February 13, 1998                     By: /s/Peter G. Tombros
                                               ------------------------
                                            Peter G. Tombros
                                            President and Chief Executive
                                             Officer



                                            By: /s/Kenneth J. Zuerblis
                                                ------------------------
                                            Kenneth J. Zuerblis
                                            Vice President, Finance and
                                             Chief Financial Officer