Form 10-Q
period 1998-03-31
ENZON INC
filed 1998-05-15
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                     Commission File No. 0-12957


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


Yes  _X_    No  ___


The number of shares of common stock, $.01 par value, outstanding as of May 6, 1998 was 31,326,493 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 1998 and June 30, 1997

                                                                                   March 31,         June 30,
ASSETS                                                                               1998              1997
                                                                                 -------------    -------------
                                                                                (unaudited)             *
Current assets:
  Cash and cash equivalents                                                      $   6,628,242    $   8,315,752
  Accounts receivable                                                                3,005,120        2,433,762
  Inventories                                                                          555,540          859,873
  Other current assets                                                                 801,424           87,732
                                                                                 -------------    -------------
     Total current assets                                                           10,990,326       11,697,119
                                                                                 -------------    -------------
Property and equipment                                                              15,098,112       15,676,525
  Less accumulated depreciation and amortization                                    13,137,908       12,923,802
                                                                                 -------------    -------------
                                                                                     1,960,204        2,752,723
                                                                                 -------------    -------------
Other assets:
  Investments                                                                           74,416           78,293
  Other assets, net                                                                    831,913           34,575
  Patents, net                                                                       1,326,709        1,442,568
                                                                                 -------------    -------------
                                                                                     2,233,038        1,555,436
                                                                                 -------------    -------------
Total assets                                                                     $  15,183,568    $  16,005,278
                                                                                 =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
  Accounts payable                                                               $   1,532,012    $   1,910,737
  Accrued expenses                                                                   3,736,315        3,504,966
                                                                                 -------------    -------------
     Total current liabilities                                                       5,268,327        5,415,703
                                                                                 -------------    -------------
  Accrued rent                                                                         766,927          870,012
  Royalty advance - RPR                                                                 78,305        1,177,682
                                                                                 -------------    -------------
                                                                                       845,232        2,047,694
                                                                                 -------------    -------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares: issued and outstanding 108,000 shares at March 31, 1998 and 109,000 shares at June 30,
   1997 (liquidating preference aggregating $2,700,000 at March 31, 1998 and
   $2,725,000 at June 30, 1997)                                                          1,080            1,090
  Common stock-$.01 par value, authorized 60,000,000 shares;
   issued and outstanding 31,324,368 shares at March
   31, 1998 and 30,797,735 shares at June 30, 1997                                     313,244          307,977
  Additional paid-in capital                                                       123,220,272      121,426,159
  Accumulated deficit                                                             (114,464,587)    (113,193,345)
                                                                                 -------------    -------------
Total stockholders' equity                                                           9,070,009        8,541,881
                                                                                 -------------    -------------
Total liabilities and stockholders' equity                                       $  15,183,568    $  16,005,278
                                                                                 =============    =============


* Condensed from audited financial statements.

         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           Three Months and Nine Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                       Three months ended             Nine months ended
                                                  March 31,       March 31,       March 31,        March 31,
                                                    1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
 Revenues
  Sales                                          $  2,591,785    $  2,350,113    $  9,196,260    $  8,624,679
  Contract revenue                                     18,039          31,758       2,330,648       1,131,067
                                                 ------------    ------------    ------------    ------------
     Total revenues                                 2,609,824       2,381,871      11,526,908       9,755,746
                                                 ------------    ------------    ------------    ------------
Costs and expenses
  Cost of sales                                       640,874       1,070,822       2,380,264       3,051,136
  Research and development expenses                 2,356,143       2,073,030       6,488,850       6,482,864
  Selling, general and administrative expenses      1,449,117       1,356,249       4,275,801       4,085,861
                                                 ------------    ------------    ------------    ------------
     Total costs and expenses                       4,446,134       4,500,101      13,144,915      13,619,861
                                                 ------------    ------------    ------------    ------------
       Operating loss                              (1,836,310)     (2,118,230)     (1,618,007)     (3,864,115)
                                                 ------------    ------------    ------------    ------------
Other income (expense)
  Interest and dividend income                        111,351         113,641         376,914         433,552
  Interest expense                                     (2,459)         (2,613)        (13,364)        (14,213)
  Other                                                  --            15,413          (1,845)         23,528
                                                 ------------    ------------    ------------    ------------
                                                      108,892         126,441         361,705         442,867
                                                 ------------    ------------    ------------    ------------
     Net loss                                    ($ 1,727,418)   ($ 1,991,789)   ($ 1,256,302)   ($ 3,421,248)
                                                 ============    ============    ============    ============
Basic and diluted loss per common share          ($      0.06)   ($      0.07)   ($      0.05)   ($      0.13)
                                                 ============    ============    ============    ============
Weighted average number of common shares
  issued and outstanding                           31,200,750      29,798,374      31,012,402      28,462,602
                                                 ============    ============    ============    ============



         The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                         1998            1997
                                                                    ------------    ------------
Cash flows from operating activities:
  Net loss                                                          ($ 1,256,302)   ($ 3,421,248)
  Adjustment for depreciation and amortization                           948,381       1,282,515
  Loss (gain) on retirement of equipment                                   1,845         (15,413)
  Non-cash expense for issuance of common stock and stock options        155,197         137,841
  Decrease in accrued rent                                              (103,085)        (79,236)
  Decrease in royalty advance - RPR                                     (965,636)       (602,455)
  Changes in assets and liabilities                                   (2,053,567)       (239,630)
                                                                    ------------    ------------
  Net cash used in operating activities                               (3,273,167)     (2,937,626)
                                                                    ------------    ------------
Cash flows from investing activities:
  Capital expenditures                                                  (124,977)       (817,050)
  Proceeds from sale of equipment                                         83,129         660,726
                                                                    ------------    ------------
  Net cash used in investing activities                                  (41,848)       (156,324)
                                                                    ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                               1,629,233          26,607
  Principal payments of obligations under capital leases                  (1,728)         (1,734)
                                                                    ------------    ------------
  Net cash provided by financing activities                            1,627,505          24,873
                                                                    ------------    ------------
  Net decrease in cash and cash equivalents                           (1,687,510)     (3,069,077)

  Cash and cash equivalents at beginning of period                     8,315,752      12,666,050
                                                                    ------------    ------------
  Cash and cash equivalents at end of period                        ($ 6,628,242)   ($ 9,596,973)
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

(2) Net Loss Per Share

     Basic loss per common share is based on the net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $54,000 and $55,000 for the three months ended March 31, 1998 and 1997, and $162,000 and $164,000 for the nine months ended March 31, 1998 and 1997, respectively, divided by the weighted average number of common shares issued and outstanding during the period.

     Diluted loss per common share for the three and nine months ended March 31, 1998 and 1997, is based on the net loss for the relevant period adjusted for cumulative undeclared preferred stock dividends of $54,000 and $55,000 for the three months ended March 31, 1998 and 1997, respectively, and $162,000 and $164,000 for the nine months ended March 31, 1998 and 1997, respectively, divided by the weighted average number of common shares issued and outstanding during the period. The exercise or conversion of all dilutive potential common shares is not included, due to the net loss recorded for the three months ended March 31, 1998 and 1997 and the nine months ended March 31, 1998 and 1997.

(3) Inventories

     The composition of inventories at March 31, 1998 and June 30, 1997 is as follows:

                                              March 31,          June 30,
                                                1998               1997
                                                ----               ----

     Raw Materials                            $218,000           $269,000
     Work in process                           178,000            269,000
     Finished goods                            160,000            322,000
                                              --------           --------
                                              $556,000           $860,000
                                              ========           ========

(4) Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $13,000 and $14,000 for the nine months ended March 31, 1998 and 1997, respectively. There were no income tax payments made for the nine months ended March 31, 1998 and 1997.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


     During the nine months ended March 31, 1998, 1,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 2,272 shares of Common Stock. Accrued dividends of $15,000, on the Series A Preferred Stock that was converted during the nine months ended March 31, 1998, were settled by issuing 1,358 shares of Common Stock and cash payments totaling $10 for fractional shares. There were no conversions of Series A Preferred Stock during the nine months ended March 31, 1997. These transactions are non-cash financing activities.

     During the nine months ended March 31, 1997, the Company's Series C Convertible Preferred Stock was exchanged for 20,000 shares of newly issued Series D Convertible Preferred Stock. The 20,000 shares of Series D Convertible Preferred Stock and 40,000 shares of Series B Convertible Preferred Stock were converted during the nine months ended March 31, 1997 into 1,015,228 and 2,038,989 shares of Common Stock, respectively. Cash payments of $4 were made for fractional shares related to these conversions. These transactions are non-cash financing activities.

(5) Non-Qualified Stock Option Plan

     During the nine months ended March 31, 1998, the Company issued 593,000 stock options at an average exercise price of $5.87 per share under the Company's Non-Qualified Stock Option Plan, as amended, of which 80,000 were granted to executive officers of the Company and 63,000 were granted to non-executive members of the Board of Directors. Of the options granted during the period, 10,000 are exercisable as of March 31, 1998. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(6) Commitment and Contingencies

     During the quarter ended March 31, 1998, the Company amended its long-term supply agreement for unmodified L-asparaginase, one of the raw materials used in ONCASPAR produced for the North American market. The amendment extended the term of the supply agreement and the time for the Company to fulfill its remaining $1,300,000 in minimum purchase commitments until December 31, 1999. In consideration for the extension, the Company paid $75,000 and made an advance payment of $1,300,000 for the remaining minimum purchase commitment under the agreement. The advance is shown as a long term other asset with the corresponding current portion included in other current assets on the consolidated condensed balance sheet as of March 31, 1998. The supplier will deliver the prepaid inventory at the Company's request through December 31, 1999. Any inventory that is not taken by the Company by December 31, 1999 will be forfeited.

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

Results of Operations

Three months ended March 31, 1998 vs. Three months ended March 31, 1997

Revenues. Revenues for the three months ended March 31, 1998 increased by 10% to $2,610,000 as compared to $2,382,000 for the same period in 1997. Revenues for the three months ended March 31, 1998 and 1997 are comprised of sales and contract revenues. Sales increased by 10% to $2,592,000 for the three months ended March 31, 1998 as compared to $2,350,000 for the same period in the prior year, due to increased ADAGEN(R) sales resulting from an increase in patients receiving the product. ADAGEN sales for the three months ended March 31, 1998 and 1997 were $2,497,000 and $2,069,000, respectively. The increase in ADAGEN sales was partially offset by a decline in revenues from ONCASPAR(R), which is marketed in the U.S. by Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") and in Europe by MEDAC GmbH ("MEDAC"). ONCASPAR revenues are comprised of manufacturing revenues as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues decreased as a result of a decrease in manufacturing revenues due to the timing of shipments of the product to the Company's marketing partners. During the three months ended March 31, 1998 and 1997, the Company had export sales of $823,000 and $661,000, respectively. Sales in Europe were $697,000 and $556,000 for the three months ended March 31, 1998 and 1997, respectively.

Cost of Sales. Cost of sales, as a percentage of sales decreased to 25% for the three months ended March 31, 1998 as compared to 46% for the same period in 1997. The decrease was primarily due to the write-off in the prior year of approximately $402,000 in excess ONCASPAR raw material, as well as a decrease in the charge recorded for the three months ended March 31, 1998 for idle capacity at the Company's manufacturing facility. There were no similar write-offs of ONCASPAR raw material during the quarter due to the amendment of the Company's supply agreement for this material. During January 1998, the Company amended its supply agreement for this material which extended the period available for the Company to accept delivery of its remaining purchase commitment through 1999, in exchange for a $1,300,000 advance payment of the remaining purchase commitment. (See Note 6 to the Consolidated Condensed Financial Statements). While it is possible that the Company may incur similar losses on its remaining purchase commitment under the amended supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including, but not limited to, potential increased demand for ONCASPAR from RPR or expansion into additional markets outside the U.S. If the Company does not achieve increases in sales of ONCASPAR beyond current levels, a loss would be incurred on the remaining purchase commitment. During the quarter ended March 31, 1998, the Company utilized approximately 39% of its manufacturing capacity for the production of its approved products.

Research and Development. Research and development expenses for the three months ended March 31, 1998 increased by 14% to $2,356,000 as compared to $2,073,000 for the same period in 1997. The increase in research and development expenses was primarily due to (i) increased costs related to the production of PEG-Camptothecin in preparation for the filing of an Investigational New Drug Application with the United States Food and Drug

Administration and (ii) increases in personnel costs, such as wages, payroll taxes and benefits. PEG-Camptothecin, or Prothecan, is a PEG modified version of Camptothecin, a topo-1 inhibitor, that utilizes the Company's new third generation PEG technology.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 increased by 7% to approximately $1,449,000, as compared to $1,356,000 for the same period in 1997, due to (i) increases in personnel costs, such as wages, payroll taxes and benefits and (ii) increased recruiting fees, related to the Company's search for a Business Development Executive.

Other Income/Expense. Other income/expense decreased to $109,000 for the three months ended March 31, 1998 as compared to $126,000 for the same period last year. The decrease was attributable to a gain on the sale of equipment recorded during the prior year.

Nine months ended March 31, 1998 vs. Nine months ended March 31, 1997

Revenues. Revenues for the nine months ended March 31, 1998 increased by 18% to $11,527,000 as compared to $9,756,000 for the same period in 1997. The components of revenues are sales and contract revenues. Sales increased by 7% to $9,196,000 for the nine months ended March 31, 1998 as compared to $8,625,000 for the same period in the prior year, due to an increase in ADAGEN sales resulting from an increase in patients receiving the product. ADAGEN sales for the nine months ended March 31, 1998 and 1997 were $7,491,000 and $6,523,000, respectively. The increase in ADAGEN sales was partially offset by a decline in revenues from ONCASPAR. ONCASPAR revenues are comprised of manufacturing revenues as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues decreased due to a decline in manufacturing revenue resulting from the timing of ONCASPAR shipments made to the Company's marketing partners. The decrease in manufacturing revenue was partially offset by increased royalties due to an increase in sales of ONCASPAR by RPR. Contract revenue for the nine months ended March 31, 1998 increased to $2,331,000, as compared to $1,131,000 for the same period in 1997. The increase was principally due to an increase in milestone payments received under the Company's licensing agreement for PEG-Intron A with Schering-Plough Corporation ("Schering-Plough"). During the nine months ended March 31, 1998, the Company recognized $2,200,000 in milestone payments received as a result of Schering-Plough advancing PEG-Intron A into a Phase III clinical trial. PEG-Intron A is a modified form of Schering-Plough's INTRON(R)A (interferon alfa-2b, recombinant), developed by Enzon to have longer-acting properties. INTRON A is a genetically engineered anticancer and antiviral agent, developed and marketed worldwide by Schering-Plough. Sales of INTRON A by Schering-Plough were $598 million in 1997. The worldwide market for alpha interferon is estimated to be in excess of $1 billion. Under the Company's licensing agreement, Enzon is entitled to royalties on product sales and has the option to become Schering-Plough's exclusive manufacturer of PEG-Intron A for the U.S. market. During the prior year, the Company received a $1,000,000 milestone payment under the same licensing agreement with Schering-Plough. During the nine months ended March 31, 1998 and 1997, the Company had export sales of $1,952,000 and $1,832,000, respectively. Sales in Europe were $1,547,000 for each of the nine months ended March 31, 1998 and 1997.

Cost of Sales. Cost of sales, as a percentage of sales, decreased to 26% for the nine months ended March 31, 1998 as compared to 35% for the same period in 1997. The decrease was due primarily to the prior year's expense of approximately $540,000 related to excess ONCASPAR raw material and purchase commitments related to the Company's supply agreement for this material.

Research and Development. Research and development expenses for the nine months ended March 31, 1998 remained relatively unchanged at $6,489,000 as compared to $6,483,000 for the same period in 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 1998 increased by approximately 5% to $4,276,000, as compared to $4,086,000 for the same period in 1997. The increase was primarily due to an increase in personnel and related costs.

Other Income/Expense. Other income/expense decreased by $81,000 to $362,000 for the nine months ended March 31, 1998 as compared to $443,000 for the same period last year. The decrease was attributable to a decline in interest income due to a decrease in interest bearing investments, as well as a gain on the sale of equipment recorded during the prior year.

Liquidity and Capital Resources

     The Company had $6,628,000 in cash and cash equivalents as of March 31, 1998. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     The Company's cash reserves as of March 31, 1998 decreased by $1,688,000 from June 30, 1997. The decrease in cash reserves was caused by the funding of operations for the nine months ended March 31, 1998.

     The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received in January 1995. Under the agreement, as amended, royalties will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through March 31, 1998, an aggregate of $4,024,000 in royalties payable by RPR have been offset against the original credit.

     As of March 31, 1998, 941,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") have been converted into 3,095,683 shares of the Company's common stock (the "Common Stock"). Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,807,000 were settled by the issuance of 233,741 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of March 31, 1998, there were $1,733,000 of accrued and unpaid dividends on the Series A Preferred Stock. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Stock at the rate of $216,000 per year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

PART II OTHER INFORMATION

Item 2. Changes in Securities

     In March 1998, the Company issued 2,526 shares of unregistered Common Stock for aggregate consideration of $15,000. These shares were issued to consultants for services rendered to the Company. The foregoing transaction was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information.

     On May 13, 1998, the Company announced that its marketing partner, RPR, has expanded its license agreement to sell Enzon's Pegaspargase product in the Pacific Rim. RPR currently sells Pegaspargase under the trade name ONCASPAR(R) in the United States and Canada, and also has exclusive rights for Mexico. Pegaspargase is approved in the U.S., Canada and West Germany for the treatment of ALL patients who are hypersensitive to the native enzyme. Pegasparagase is also approved in Russia. The product will be registered and marketed throughout Europe under an agreement with Medac, a German oncology company based in Hamburg and 25% owned by Schering AG. Enzon has also licensed Tzamal Pharma Ltd. to market the product in Israel, and is pursuing agreements with other companies for the remaining unlicensed territories, primarily South America.

     ONCASPAR is the native enzyme L-asparaginase modified by Enzon's proprietary polyethylene glycol (PEG) technology. The treatment with ONCASPAR requires only about one-tenth the number of doses as are required for the competing therapy. ONCASPAR provides patients with an increased quality of life, as well as cost advantages, in addition to a reduction in immune reactions.

     RPR and Medac are currently conducting clinical trials to potentially expand the indications for ONCASPAR. These trials include front-line therapy of acute lymphoblastic leukemia (ALL), non-Hodgkin's lymphoma and AIDS related lymphoma.

Item 6. Exhibit and Reports on Form 8-K

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                  Page Number or
Exhibit                                                                                           Incorporation
 Number          Description                                                                       By Reference
-------          -----------                                                                      -------------
  3(i)  Certificate of Incorporation, as amended                                                            ^

 3(ii)  By-laws, as amended                                                                            *(4.2)

3(iii)  Certificate of Designations, Preferences and Rights of Series D Convertible
          Preferred Stock                                                                          ^^^^3(iii)

 3(iv)  Amendment to Certificate of Incorporation dated January 5, 1998                              ###3(iv)

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

  27.0  Financial Data Schedule                                                                             /

  99.0  Factors to Consider in Connection with Forward-Looking Statements                          ^^^^(99.0)

/    Filed herewith.

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

### Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference thereto.

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

                                        ENZON, INC.
                                        (Registrant)



Date: May 14, 1998                      By: /s/Peter G. Tombros
                                            -------------------------
                                        Peter G. Tombros
                                        President and Chief Executive
                                         Officer



                                        By: /s/Kenneth J. Zuerblis
                                            -------------------------
                                        Kenneth J. Zuerblis
                                        Vice President, Finance and
                                         Chief Financial Officer