Form 10-K
period 1998-06-30
ENZON INC
filed 1998-09-28
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                             -----------------------
                                                             Commission
     For the fiscal year ended June 30, 1998                 File Number 0-12957


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on September 11, 1998 was approximately $150,277,000. There is no market for the Series A Cumulative Convertible Preferred Stock, the only other class of voting stock.

     As of September 11, 1998, there were 35,359,384 shares of Common Stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page 28.

                       Documents Incorporated by Reference

     The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 1, 1998, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                   ENZON, INC.

                          1998 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I
Item 1.   Business                                                           3
Item 2.   Properties                                                        19
Item 3.   Legal Proceedings                                                 19
Item 4.   Submission of Matters to a Vote of
                        Security Holders                                    20

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
                        Related Stockholder Matters                         21
Item 6.   Selected Financial Data                                           22
Item 7.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 22
Item 8.   Financial Statements and Supplementary Data                       25
Item 9.   Changes in and Disagreements With Accountants
                        on Accounting and Financial Disclosure              26

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                27
Item 11.  Executive Compensation                                            27
Item 12.  Security Ownership of Certain Beneficial Owners
                        and Management                                      27
Item 13.  Certain Relationships and Related Transactions                    27

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                                 28

                                   ----------


     The following  trademarks  and service marks appear in this Annual  Report:
     ADAGEN(R) and ONCASPAR(R) are registered trademarks of Enzon, Inc.; PROTHECAN(TM) is a trademark of Enzon, Inc.; SCA(R) is a registered trademark of Enzon Labs Inc.; Elspar(R) is a registered trademark of Merck & Co., Inc; INTRON(R) A registered trademarks of Schering-Plough Corporation; Hycamtin(TM) is a trademark of SmithKline Beecham plc; Camptosar(R) is a registered trademark of Rhone-Poulenc Rorer Pharmaceuticals Inc.; Roferon(R) is a registered trademark of Hoffmann-La Roche. REBETOL(R) is a registered trademark of ICN Pharmaceuticals, Inc.

                                     PART I

Item 1. BUSINESS

Overview

     Enzon, Inc. ("Enzon" or the "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its two proprietary technologies: (i) polyethylene glycol ("PEG") Modification and (ii) single-chain antigen-binding SCA(R) proteins. Enzon is focusing its research activities primarily in the area of oncology and is applying its proprietary technologies to compounds of known therapeutic efficacy in order to enhance the performance of these compounds. The Company is commercializing its proprietary technologies by developing products internally and in cooperation with strategic partners. To date, the Company and its partners have successfully commercialized two products, ONCASPAR(R) and ADAGEN(R) (described below). The Company currently has two products under development internally and has established more than 20 strategic alliances and license relationships for the development of products using the Company's proprietary technologies. The Company believes that its partners are dedicating substantial resources to the development of products which incorporate Enzon's proprietary technologies. These efforts include the development of PEG-Intron A, a PEG modified version of Schering-Plough Corporation's ("Schering-Plough") product, INTRON(R) A (interferon alfa 2b), a genetically-engineered anticancer-antiviral drug, for which Schering-Plough is currently conducting Phase III clinical trials.

PEG Technology

     The PEG process involves chemically attaching PEG, a relatively non-reactive and non-toxic polymer, to proteins, chemicals and certain other pharmaceuticals for the purpose of enhancing their therapeutic value (the "PEG Process" or "PEG Modification"). The attachment of PEG helps to disguise the compound and reduce the recognition of the compound by the immune system, generally lowering potential immunogenicity and extending the life of such compounds in the circulatory system. The PEG Process also increases the solubility of the modified compound which enhances the delivery of the native compound. To date, Enzon's commercialized products are PEG modified proteins. Through enhancements, Enzon is seeking to apply its PEG technology to more traditional organic compounds.

     The Company has made significant improvements to the original PEG Process, collectively referred to as "Second Generation PEG Technology", and has applied for and received certain patents covering some improvements. One of the components of the Second Generation PEG Technology is new linker chemistries; the chemical binding of PEG to unmodified proteins. These new linkers provide an enhanced binding of the PEG to the protein resulting in a more stable compound with increased circulation life and may result in more activity of the modified protein.

     The Company also has developed a Third Generation PEG Technology that is designed to enable the technology to be expanded to certain organic compounds and would give such PEG modified compounds "Pro Drug" attributes. This is accomplished by attaching PEG to a compound by means of a covalent bond that is designed to break down over time, thereby releasing the active ingredient in the proximity of the targeted tissues. The Company believes that the "Pro Drug/Transport Technology" has much broader usefulness in that it can be applied to a wide range of small molecules, such as cancer chemotherapy agents, antibiotics, anti-fungals and immunosuppressants, as well as to proteins and peptides, including enzymes and growth factors, although there can be no assurance that such application will result in safe, effective, or commercially viable pharmaceutical products.

Marketed PEG Products

     The Company has received marketing approval from the United States Food and Drug Administration ("FDA") for two First Generation PEG technology products:
(i) ONCASPAR, the PEG formulation of L-asparaginase, for the indication of acute lymphoblastic leukemia ("ALL") in patients who are hypersensitive to native forms of L-asparaginase and (ii) ADAGEN, the PEG formulation of adenosine deaminase ("ADA"), the first successful application of enzyme replacement therapy for an inherited disease to treat a rare form of Severe Combined Immunodeficiency Disease ("SCID"), commonly known as the "Bubble Boy Disease."

     ADAGEN is marketed by Enzon on a worldwide basis. ONCASPAR is marketed in the U.S. and Canada by Rhone-Poulenc Rorer Pharmaceuticals, Inc. and certain of its affiliated entities ("RPR") and in Europe by Medac GmbH ("Medac"). The Company has also granted exclusive licenses to RPR to sell ONCASPAR in Mexico and the Pacific Rim region, specifically, Australia, New Zealand, Japan, Hong Kong, Korea, China, Taiwan, Philippines, Indonesia, Malaysia, Singapore, Thailand and Viet Nam, (the "Pacific Rim"). The Company is entitled to royalties on the sales of ONCASPAR in North America by RPR, as well as manufacturing revenue from the production of ONCASPAR. The Company's agreements with RPR for the Pacific Rim and with Medac require the partners to purchase ONCASPAR from the Company at a set price which increases over the term of the agreements. In addition, the agreements provide for minimum purchase quantities. The Company manufactures both ADAGEN and ONCASPAR in its South Plainfield, New Jersey facility.

PEG Products under Development

     The Company currently has three products that utilize its Second and Third Generation PEG Technology in clinical and preclinical trials. The first is PEG-Intron A, a PEG modified version of Schering-Plough's product, INTRON A (interferon alfa 2b), a genetically-engineered anticancer-antiviral drug, for which Schering-Plough is currently conducting Phase III clinical trials for use in the treatment of hepatitis C and malignant melanoma. The second product under development is PEG-hemoglobin, a proprietary bovine hemoglobin-based oxygen-carrier being developed for the radiosensitization of solid hypoxic tumors, for which the Company recently concluded a Phase Ib clinical trial. The third product under development is PROTHECAN(TM), a PEG-modified version of camptothecin, a potent topoisomerase-1 inhibitor, for use in certain cancers, which is currently in preclinical studies.

     PEG-Intron A was developed by the Company in conjunction with Schering-Plough to have longer lasting properties and the potential for an enhanced safety profile compared to currently marketed forms of alpha interferon. PEG-Intron A is currently in Phase III clinical trials in hepatitis C patients in the United States and Europe and has recently entered Phase III clinical trials for malignant melanoma. Other indications being pursued include chronic myelogenous leukemia, solid tumors, as well as combination treatment with Schering-Plough's product, REBETOL(R), for the treatment of hepatitis C. It is expected that PEG-Intron A will be administered once a week, compared to the current regimen for unmodified INTRON A of three times a week. Moreover, the Company believes that PEG-Intron A may provide an improved side effect profile and an improved therapeutic index for hepatitis C patients.

     Pursuant to an agreement with Schering-Plough, the Company will receive royalties on worldwide sales of PEG-Intron A, as well as milestone payments. The Company also has the option to be the exclusive manufacturer of PEG-Intron A for the U.S. market. Schering-Plough's sales of INTRON A were approximately $598 million in 1997 for all approved indications. The worldwide market for alpha interferon products is estimated to be in excess of $1 billion for all approved indications. The Company's PEG technology patents which cover PEG-Intron A extend until at least 2015.

SCA Technology

     The Company also has an extensive licensing program for its second proprietary technology, SCA protein technology. SCA proteins are genetically engineered proteins designed to overcome the problems hampering the diagnostic and therapeutic use of conventional monoclonal antibodies. Preclinical studies have shown that certain SCA proteins target and penetrate tumors more readily than conventional monoclonal antibodies. In addition to these advantages, because SCA proteins are developed at the gene level, they are better suited for targeted delivery of gene therapy vectors; also fully-human SCA proteins can be isolated directly, with no need for costly "humanization" procedures. In addition, many gene therapy methods require that proteins be produced in an active form inside cells. SCA proteins can be produced through intracellular expression (inside cells) more readily than monoclonal antibodies.

     Currently, there are ten SCA proteins that have either completed or are in Phase I or II clinical trials by various corporations and institutions. Three of these corporations and institutions have existing licenses with the Company with respect to SCA proteins and others are expected to require similar licenses. Some of the areas being explored are cancer therapy, cardiovascular indications and AIDS. The Company has granted non-exclusive SCA licenses to more than a dozen companies, including Bristol-Myers Squibb Company, Baxter Healthcare Corporation, Eli Lilly & Co., Alexion Pharmaceuticals Inc., and the Gencell division of RPR. These licenses generally provide for upfront payments, milestone payments and royalties on sales of FDA approved products.

     Information contained in this Annual Report, including without limitation the discussion of year 2000 compliance in "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.0 hereto and elsewhere in this Annual Report constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Products on the Market

     The Company has received U.S. marketing approval from the FDA for two First Generation PEG Technology products, ONCASPAR and ADAGEN. The Company received approval from the FDA for ONCASPAR in February 1994 and for ADAGEN in March 1990.

ONCASPAR

     ONCASPAR, the enzyme L-asparaginase modified by the PEG Process, is currently approved in the United States, Canada and Germany, for use in conjunction with other chemotherapeutics to treat patients with ALL who are hypersensitive (allergic) to native (unmodified) forms of L-asparaginase. ONCASPAR is also approved in Russia for therapeutic use in a broad range of cancers. ONCASPAR is marketed in the U.S. and Canada by RPR and in Europe by MEDAC.

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

     In addition to pediatric ALL, native L-asparaginase sold by other companies is used in Europe to treat adult ALL and non-Hodgkins lymphoma. RPR is currently conducting clinical trials to expand the use of ONCASPAR in ALL treatment beyond the hypersensitive label indication, and in other additional indications, including non-Hodgkin's lymphoma. These indications represent larger patient populations and revenue potential than the limited current approved indication. The Company expects MEDAC to initiate similar trials in the near future.

     RPR Agreements

     ONCASPAR was launched in the United States by RPR during March 1994. The Company has granted RPR an exclusive license (the "Amended RPR U.S. License Agreement") in the United States to sell ONCASPAR, and any other PEG-asparaginase product (the "Product") developed by Enzon or RPR during the term of the Amended RPR U.S. License Agreement. Under this agreement, Enzon has received licensing payments totaling $6,000,000 and is entitled to a base royalty of 23.5% until 2008 on net sales of ONCASPAR up to agreed upon amounts. Additionally, the Amended RPR U.S. License Agreement provides for a super royalty of 43.5% until 2008 on net sales of ONCASPAR which exceed certain agreed upon amounts, with the limitation that the total royalties earned for any such year shall not exceed 33% of net sales. The Amended RPR U.S. License Agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

     The payment of base royalties to Enzon under the Amended RPR U.S. License Agreement will be offset by an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due to RPR under the original RPR U.S. License Agreement and interest expense. Super royalties will be paid to the Company when earned. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheets as of June 30, 1998 and 1997. The royalty advance will be reduced as base royalties are recognized under the agreement.

     The Amended RPR U.S. License Agreement prohibits RPR from selling a competing PEG-asparaginase product anywhere in the world during the term of such agreement and for five years thereafter. The agreement terminates in December 2008, subject to early termination by either party due to a default by the other or by RPR at any time upon one year's prior notice to Enzon. Upon any termination all rights under the Amended RPR U.S. License Agreement revert to Enzon.

     During December 1997, RPR received marketing approval for ONCASPAR in Canada. Under a separate license, the Company granted RPR the exclusive right to sell ONCASPAR in Canada and Mexico. These agreements provide for RPR to obtain marketing approval of ONCASPAR in Canada and Mexico and for the Company to receive royalties on sales of ONCASPAR in these countries, if any. A separate supply agreement with RPR requires RPR to purchase from Enzon all Product requirements for sales in North America.

     During May 1998, the Company entered into an additional license agreement with RPR for the Pacific Rim. The agreement provides for RPR to purchase ONCASPAR for the Pacific Rim from the Company at certain established prices which increase over the ten year term of the agreement. Under the agreement, RPR is responsible for obtaining additional approvals and indications in the licensed territories. The agreement also provides for minimum purchase requirements for the first four years of the agreement.

     MEDAC Agreement

     The Company has also granted an exclusive license to MEDAC to sell ONCASPAR in Europe and Russia. The agreement provides for MEDAC to purchase ONCASPAR from the Company at certain established prices which increase over the initial five year term of the agreement. Under the agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, MEDAC is required to meet certain minimum purchase requirements.

ADAGEN

     ADAGEN, the Company's first FDA approved product, is currently being used to treat 53 patients in seven countries. ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. ADAGEN, the enzyme ADA modified through the PEG Process, was developed by the Company for the treatment of ADA deficiency associated with SCID, commonly known as the "Bubble Boy Disease". SCID is a congenital disease that results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Injections of unmodified ADA would not be effective because of its short circulating life (less than thirty minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

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

     Sales of ADAGEN for the fiscal years ended June 30, 1998, 1997 and 1996 were $10,107,000, $8,935,000 and $8,696,000, respectively. Currently, the only alternative to ADAGEN treatment is a well matched bone marrow transplant. Patients who are unable to receive successful bone marrow transplants are expected to require ADAGEN injections for the rest of their lives. Sales of ADAGEN are expected to continue to be limited due to the small patient population worldwide.

Research and Development

     The Company's primary source of new products is its internal research and development activities. Research and development expenses for the fiscal years ended June 30, 1998, 1997 and 1996 were approximately $8,654,000, $8,520,000 and
$10,124,000, respectively.

     The Company's research and development activities during fiscal 1998 concentrated primarily on the continued development of PEG-hemoglobin, preclinical work on PEG-camptothecin, the Company's first product to use Third Generation Pro Drug/Transport Technology, and continued research and development of the Company's proprietary technologies.

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

PEG Modification

     Enzon's proprietary technology, PEG Modification or the PEG Process, involves chemically attaching PEG to therapeutic proteins or chemical compounds that are difficult to deliver. PEG is a relatively non-reactive and non-toxic polymer that is used in many food and pharmaceutical products. Attachment of PEG disguises the protein and reduces its recognition by the immune system, thereby generally lowering potential immunogenicity and extending its circulating life, in some cases from minutes to days. Chemical compounds have an added drawback in that they are typically water-insoluble, which makes delivery difficult, or in some cases, impossible. The Company believes the attachment of PEG to chemical substances not only disguises the chemical, thereby lowering potential immunogenicity and extending its circulatory life, but also greatly increases the solubility of these compounds. Enzon believes that compounds modified by the PEG Process may offer significant advantages over their unmodified forms. These advantages include: (i) extended circulating life, (ii) reduced incidence of allergic reactions, (iii) reduced dosages with corresponding lower toxicity without diminished efficacy, (iv) increased drug stability and (v) enhanced drug solubility. Modification of proteins with the PEG Process often causes these proteins to have characteristics that significantly improve their therapeutic performance, and in some cases enables proteins to be therapeutically effective which, in their unmodified forms, have proven to be non-efficacious.

     The Company has developed proprietary know-how, collectively referred to as Second Generation PEG Technology, which significantly improves the PEG Process over that described in the original broad patent covering this technology which expired in late 1996. This proprietary know-how enables the Company to tailor the PEG Process in order to produce the desired results for the particular substance being modified. This know-how includes, among other things, proprietary linkers for the attachment of PEG to compounds, the selection of the appropriate attachment sites on the surface of the compound, and the amount and type of PEG used. These improvements allow PEG to bind to different parts of the molecules, which may result in more activity of the modified protein. Attachment of PEG to the wrong site on the protein can result in a loss of its activity or therapeutic effect. The main objective of the First and Second Generation technology is to permanently attach PEG to the unmodified protein. Currently, there are two Second Generation products in clinical trials, including a PEG modified version of Schering-Plough's INTRON A, which is in Phase III clinical trials. See "Strategic Alliances and License Agreements - Schering". The Company has received patents for numerous improvements to the PEG Process. See "Patents".

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

     The Company is currently applying its Pro Drug/Transport Technology to cancer chemotherapy agents and anti-fungals. One such compound, a PEG-modified version of camptothecin, a topo-1 inhibitor, is in preclinical studies in preparation for an anticipated Investigational New Drug Application ("IND") filing during the second half of calendar year 1998. The Company believes that the covalent attachment of PEG can inactivate the drug's toxic mechanisms, while allowing the drug to circulate in the bloodstream for longer periods of time, thereby allowing the compound to accumulate in the proximity of the tumor site. Preliminary animal studies have shown that a compound modified with the Company's Third Generation PEG Technology accumulates in tumors. The covalent bond used to attach the PEG to the drug in the Third Generation Peg Technology is designed to deteriorate over time, resulting in the PEG falling off and allowing the compound to resume its activity. Animal studies conducted by the Company thus far have demonstrated increases in the therapeutic index of compounds modified by the Company's Pro Drug/Transport Technology. However, there can be no assurance that these advantages can be attained in humans or that drugs based on this technology will be approved by the FDA.

     The  Company  has  several   patent   applications   relating  to  its  Pro
Drug/Transport Technology that have been issued or are under review. See "Patents".

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

     Currently, there are ten SCA proteins that have either completed or are in Phase I or II clinical trials by various organizations, including licensees of the Company and academic institutions. Some of the areas being explored are cancer therapy, cardiovascular indications and AIDS. The Company believes that those organizations who have not yet licensed this technology will have to obtain a license from Enzon to commercialize these products, but there can be no assurance that this will prove to be the case. The following are some examples of research being conducted in the SCA area:

          Scientists at the University of Alabama are conducting research utilizing SCA proteins produced inside the body at the cell level, in gene therapy for ovarian cancer. SCA proteins produced in an intracellular environment (inside the cell) via gene therapy are known as intrabodies. Animal data generated from these studies has revealed that SCA proteins produced through intracellular expression increased the response of several prevalent human cancers (e.g., breast, lung, ovarian, stomach) to chemotherapy. A clinical protocol has been published by these investigators for this application.

          The Company's licensee, Alexion Pharmaceuticals, Inc. has developed an SCA protein application using a monomeric humanized SCA protein directed against complement protein C5, which causes inflammation in cardiopulmonary bypass and myocardial infarction patients. Alexion's compound is designed to block C5 production, which causes inflammation. Alexion is currently conducting a Phase IIb clinical trial in coronary bypass patients. Earlier Phase I/II trials showed that the drug was well tolerated and showed biological efficacy.

          Another application of the Company's SCA technology is in the area of "T-Bodies". T-Cells are one of the body's natural defenses against cancer and infections. T-Body technology is the adding of the gene code of an SCA protein to a T-cell which has been removed from the body. The T-Cells can be modified through recombinant technology to have the SCA receptors targeting a certain antigen, thereby concentrating the T-Cell on a specific area. Cell Genesys, an Enzon licensee, has had success in applying T-Bodies in preclinical studies with the CC49 SCA protein.

          SCA proteins are also being used in antibody engineering, through the use of phage display library technology, for isolation of antibody specificities. Using phage display technology, it is possible to conveniently isolate a human high-affinity SCA protein specific to virtually any target antigen, including anti-self specificities. Cambridge Antibody Technology Ltd. ("CAT"), a pioneer in the development of combinatorial antibody libraries (the "Phage Antibody System"), currently has several licensing agreements with global pharmaceutical and biotechnology companies for use of this library. Because CAT licenses Enzon's SCA technology for this library, Enzon should receive royalties on any SCA protein products developed with this technology.

     The Company believes it has a dominant patent position in SCA protein technology and has received numerous patents, the most recent of which expires in 2013. See "Patents".

     The Company is currently evaluating the feasibility of licensing in several SCA protein compounds for development internally, in addition to licensing the technology to other companies. To date, the Company has granted SCA licenses to more than a dozen companies, including Bristol-Myers Squibb, Baxter Healthcare, Eli Lilly and RPR/Gencell. These licenses generally provide for upfront payments, milestone payments and royalties on sales of FDA approved products. See "Strategic Alliances and License Agreements".

Products Under Development

     There are currently three products that utilize the Company's Second and Third Generation PEG Technology in clinical and preclinical development. The first is PEG-Intron A, a PEG modified version of Schering-Plough's product, INTRON A (interferon alfa 2b), a genetically-engineered anticancer-antiviral drug, for which Schering-Plough is currently conducting Phase III clinical trials for use in the treatment of hepatitis C and has recently entered Phase III clinical trials for malignant melanona. The second product under development is PEG-hemoglobin, a proprietary bovine hemoglobin-based oxygen-carrier being developed for the radiosensitization of solid hypoxic tumors, for which the Company recently concluded a Phase Ib clinical trial. The third product under development is PROTHECAN, a PEG-modified version of camptothecin, a potent topoisomerase-1 inhibitor, for use in certain cancers, which is currently in preclinical studies.

PEG-Intron A

     PEG-Intron A was developed by the Company in conjunction with Schering-Plough to have longer lasting properties and the potential for an enhanced safety profile compared to currently marketed forms of alpha interferon. PEG-Intron A is currently in Phase III clinical trials in hepatitis C patients and has recently entered Phase III clinical trials for malignant melanoma. Other indications being pursued include chronic myelogenous leukemia, solid tumors, as well as trials of PEG-Intron A in combination with REBETOL for hepatitis C. It is expected that PEG-Intron A will be administered once a week, compared to the current regimen for unmodified INTRON A of three times a week. Moreover, the Company believes that in addition to the more convenient dosing schedule, the product may provide an improved side effect profile and an improved therapeutic index for hepatitis C patients.

     Schering-Plough's sales of INTRON A were approximately $598 million in 1997 for all approved indications. The worldwide market for alpha interferon products is estimated to be in excess of $1 billion for all approved indications. The Company's PEG technology patents which cover PEG-Intron A extend until at least 2015.

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

     The Company has recently concluded a Phase Ib, multi-dose, multi-center clinical trial of PEG-hemoglobin in cancer patients receiving radiation treatment. Patients received once-a-week infusions of PEG-hemoglobin followed by five days of radiation treatment. The protocol for this study called for the regimen to be repeated for three weeks. The primary purpose of this trial was to evaluate safety related to multiple doses of PEG-hemoglobin and radiation therapy. The trial demonstrated that the compound was well tolerated by the majority of the 34 patients. The patients in this trial received three weekly infusions at doses ranging from 2ml/kg to 8ml/kg. The 8ml/kg exceeds the expected efficacious dose based on the Company's preclinical animal studies. It is estimated that approximately 800,000 cases of solid hypoxic tumors, such as head and neck, lung, mammary, colon, prostate, bladder, fibrous histiocytoma and glioma are diagnosed each year in the United States.

     The Company believes that one of the significant advantages that PEG-hemoglobin has over other products currently being developed is its long circulating life. The Company believes that hemoglobin, modified through its PEG Process, will overcome the well-documented problems of toxicity and short circulating life associated with other forms of hemoglobin-based oxygen-carriers that have been developed. The Company's Phase Ia trial demonstrated that PEG-hemoglobin, in its active form, circulates in the blood for approximately eleven days. The extended circulating life demonstrated in the Phase I safety study should enable PEG-hemoglobin to be administered once a week for the radiation treatment protocol. Enzon has chosen to develop PEG-hemoglobin utilizing bovine hemoglobin, based upon its superior oxygen-carrying properties, relative stability, availability and low cost.

     Enzon presently produces PEG-hemoglobin in a recently upgraded pilot plant at its facility in South Plainfield, New Jersey. This plant is expected to supply the quantities of PEG-hemoglobin needed for all ongoing research and development through Phase III clinical trials.

     The Company estimates that development of a PEG-hemoglobin product will take several years and require substantial additional funds. There can be no assurance that a PEG-hemoglobin product can be successfully developed and brought to market. Due to the significant costs associated with the development and marketing of this product, the Company is currently looking for a medical institution or commercial partner to bring this product into Phase II clinical trials. To date, no such agreements have been concluded and there can be no assurance that any such agreements will be consummated. Furthermore, there can be no assurance of market acceptability of a hemoglobin-based oxygen-carrier produced from bovine hemoglobin.

PEG-camptothecin

     PEG-camptothecin or PROTHECAN(TM) is the first product to utilize the Company's Third Generation-Pro/Drug Transport Technology. The compound, a PEG modified version of camptothecin, a topo-1 inhibitor, is being developed as an oncolytic. Camptothecin, which was originally developed at the NIH and no longer has patent protection, is believed be the most potent of the topo-1 inhibitors.

     For many years camptothecin has been known to be a very efficacious oncolytic agent with drug delivery problems. Recently, camptothecin derivatives, Hycamtin(TM) and Camptosar(R), have been approved by the FDA. While these two products improved the solubility of camptothecin, their efficacy is relatively low. The Company believes that camptothecin modified by its Pro Drug/Transport Technology has additional delivery advantages and increased therapeutic value over the camptothecin compounds on the market.

     The Company believes that the covalent attachment of PEG can be used to inactivate the compound's toxic mechanism, while allowing it to circulate in the bloodstream for long periods of time, thereby allowing the compound to accumulate in the proximity of tumor sites. Preliminary animal tests have shown that Third Generation PEG modified compounds accumulate in tumors. The covalent bond used to attach PEG to camptothecin is designed to break down over time, resulting in the PEG falling off the compound, allowing the compound to resume its activity.

     The Company plans to file an IND on this product during the second half of calendar 1998.

Single-Chain Antigen-Binding (SCA) Proteins

     The Company is currently evaluating the feasibility of licensing in, for internal development, several SCA compounds currently under development.

     Currently, there are ten SCA proteins that have either completed or are in Phase I or II clinical trials by various corporations and institutions, including a product developed by one of the Company's licensees, Alexion Pharmaceuticals, Inc. which is in a Phase IIb clinical trial. Some of the areas being explored with SCA's are cancer therapy, cardiovascular indications and AIDS.

Strategic Alliances and License Agreements

     In addition to internal product development, the Company utilizes joint development and licensing arrangements with other pharmaceutical and biopharmaceutical companies, to expand the pipeline of products utilizing its proprietary PEG and SCA protein technologies. Enzon believes that its technologies can be used to improve products which are already on the market or that are under development, thus producing therapeutic products which will provide a safer, more effective and more convenient therapy. Currently, the Company's partners have two products in late stages of the approval progress, PEG-Intron A and a recombinant Human Serum Albumin ("rHSA"), as well as several SCA compounds in Phase I and Phase II clinical trials.

Schering Agreement

     The Company and Schering Corporation ("Schering"), a subsidiary of Schering-Plough, entered into an agreement in November 1990 (the "Schering Agreement") to apply the Company's PEG Process to develop a modified form of Schering-Plough's INTRON A (interferon alfa 2b), a genetically-engineered anticancer and antiviral drug with longer activity. A PEG-modified version of INTRON A is currently in Phase III clinical trials for hepatitis C and has recently entered Phase III clinical trials for malignant melanona. It is expected that PEG-Intron A will be administered once a week as compared to the current regimen for unmodified INTRON A of three times a week. Other indications currently being pursued by Schering include chronic myelogenous leukemia, solid tumors, as well as combination trials with REBETOL for the treatment of Hepatitis C. PEG-Intron A utilizes the Company's Second Generation PEG Technology.

     INTRON A is currently approved in the United States for use in chronic hepatitis B, chronic hepatitis C, AIDS-related Kaposi's sarcoma, venereal warts, hairy cell leukemia and malignant melanoma. It is marketed worldwide for use in 16 major disease indications. Schering-Plough reported 1997 INTRON A sales of $598 million worldwide.

     Under the license agreement, which was amended in 1995, the Company will receive royalties on worldwide sales of PEG-Intron A, if any. Schering is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis. Enzon also has the option to become Schering's exclusive manufacturer of PEG-Intron A for the United States market upon FDA approval of such product.

     Enzon is also entitled to receive future sequential payments, subject to the achievement of certain milestones in the product's development program. During August 1997, Enzon received $2,500,000 in milestone payments from Schering as a result of the product moving into Phase III clinical trials. Enzon is entitled to an additional $3,000,000 in payments from Schering, subject to the achievement of certain additional milestones in the product's development.

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

Green Cross Agreement

     The Company has a license agreement with Green Cross Corporation ("Green Cross") (which was recently acquired by Yoshitomi Pharmaceutical, Inc.) for the development of a recombinant Human Serum Albumin ("rHSA"), as a blood volume expander. Green Cross has reported that it filed for marketing approval of this product in Japan in November 1997. The agreement, which the Company acquired as part of the acquisition of Genex Corporation in 1991, entitles Enzon to a royalty on sales of an rHSA product sold by Green Cross in much of Asia and North and South America. Currently, Green Cross is only developing this product for the Japanese market. The royalty is payable under the agreement for the first fifteen years of commercial sales. The parties are currently in arbitration to resolve a dispute regarding the royalty rate called for in the agreement. Green Cross has filed papers in the arbitration taking the position that no royalty will be due to Enzon. Enzon does not believe that the provisions in the license agreement support such a position and intends to vigorously pursue its claim to a royalty in the arbitration. There can be no assurance that Enzon will prevail in the arbitration.

SCA Protein Technology Licenses

     The Company's SCA protein licenses are primarily on a non-exclusive basis, and in most cases, provide for the partner to pay for all development costs and to market the products. Enzon receives a royalty on the sale of any SCA protein product developed, as well as, in most cases, payments based on the achievement of certain milestones in the development of the product. The Company has more than 15 non-exclusive SCA protein licenses. The following is a partial list of the Company's SCA protein licenses.

Corporate Partner                      Agreement Date                 Product                 Disease or Indication   Program Status
-----------------                      --------------                --------                 ---------------------   --------------
Alexion Pharmaceuticals, Inc.          May 1996                      Complement                 Cardiopulmonary           Phase IIb
                                                                     Protein C5                 bypass and myocar-
                                                                                                 dial infarction

Baxter Healthcare Corporation          November 1992                 SCA proteins               Cancer                    Research

Bristol-Myers Squibb Company           September 1993/July 1994      SCA proteins               All Therapeutics          Research
    Seattle Genetics                   September 1998*               BR96                       Cancer                     Phase I

Cambridge Antibody Technology Ltd.     September 1996                Phage Display Library      All Therapeutics          Research

Cell Genesys, Inc.                     November 1993                 SCA/Receptor Technology    Colon Cancer              Phase I/II

Eli Lilly and Co.                      December 1992                 SCA proteins               Undetermined              Research

Gencell Division of RPR                December 1995                 SCA proteins               Gene Therapy              Research


*Bristol-Myers Squibb sublicensed BR96 SCI to Seattle Genetics. This is the only compound that is sublicensed under the Bristol-Myers Agreement.


Marketing

     Other than ADAGEN, which the Company markets on a worldwide basis to a small patient population, the Company does not engage in the direct commercial marketing of any of its products and therefore does not have an established sales force. For certain of its products, the Company has provided exclusive marketing rights to its corporate partners in return for royalties on sales. With respect to ONCASPAR, the Company has granted exclusive marketing rights to,
(i) RPR for North America and the Pacific Rim, (ii) MEDAC for Europe and Russia and (iii) Tzamal Pharma Ltd. for Israel, pursuant to the agreements described in "Products on the Market - ONCASPAR".

     The Company expects to evaluate whether to create a sales force to market certain products in the United States or to continue to enter into license and marketing agreements with others for the United States and foreign markets. These agreements generally provide that all or a significant portion of the marketing of these products will be conducted by the Company's licensees or marketing partners. In addition, under certain of these agreements, the Company's licensee or marketing partners may have all or a significant portion of the development and regulatory approval responsibilities.

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

     The Company manufactures its two FDA approved products, ADAGEN and ONCASPAR, in its South Plainfield, New Jersey facility. On a continuing basis, the Company's facility is inspected by two branches of the

FDA, the Center for Drugs Evaluation and Research and the Center for Biologics Evaluation and Research, for compliance with the FDA's current Good Manufacturing Practices. The facility has also been inspected by the Canadian Health Protection Branch and the German Federal Institute for Drugs and Medical Devices, the equivalent of the FDA in those countries. The manufacturing facility was granted an establishment license by the FDA in February 1994.

     Except for PEG-hemoglobin, the Company purchases the unmodified compounds utilized in its approved products and products under development from outside suppliers. The Company has a supply contract with an outside supplier for the unmodified ADA used in the manufacture of ADAGEN and the unmodified L-asparaginases used in the manufacture of ONCASPAR. The Company purchases the unmodified L-asparaginase used in the production of ONCASPAR for the European market from a different supplier than that used for the U.S. market.

     Recently the Company's quality assurance department has observed increased levels of particulates in certain batches of ONCASPAR which it manufactures. These batches were not shipped and the Company's recent rejection rate for the manufacture of this product is significantly higher than it has been historically. The Company is engaged in an extensive review of its manufacturing procedures for this product and believes that the problem may be related to certain materials which are used in the filling process, although this has not yet been determined. The Company has been in discussions with the FDA regarding this problem and expects to have further discussions shortly with the FDA. It is possible that the FDA may not allow the Company to ship ONCASPAR until this problem is resolved. However, it is also possible that the FDA may permit the Company to ship units of ONCASPAR which the Company determines are free from particulates, including units currently on hand. This problem may result in a temporary or extended disruption in the distribution of ONCASPAR. An extended disruption could have a material adverse impact on future ONCASPAR sales.

     The Company currently obtains its raw hemoglobin from a small colony of animals which are isolated and receive regular veterinary care and testing. This should insure that the animals remain disease free. In addition to keeping the animals disease free, the Company's manufacturing process provides or will provide virus removal, inactivation and filtration steps. Enzon believes it can supply the potential market demand for PEG-hemoglobin through a relatively small number of animals.

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

     As an initial step in the FDA regulatory approval process, preclinical studies are conducted in animal models to assess a drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as a part of the IND, which is filed to obtain approval to begin human clinical testing. The human clinical testing program may involve up to three phases. Data from human trials are submitted to the FDA in a New Drug Application ("NDA") or Biologic or Product License Application ("PLA"). Preparing an NDA or PLA involves considerable data collection, verification and analysis.

     ADAGEN was approved by the FDA in March 1990. ONCASPAR was approved for marketing in the U.S. and Germany in 1994 and in Canada in December 1997 for patients with ALL who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. Except for these approvals, none of the Company's other products have been approved for sale and use in humans in the United States or elsewhere. Difficulties or unanticipated costs may be encountered by the Company or its licensees or marketing partners in their respective efforts to secure necessary governmental approvals, which could delay or preclude the Company or its licensees or marketing partners from marketing their products.

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

     Enzon is aware that other companies are conducting research on and developing chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. Other than the Company's products ONCASPAR and ADAGEN, the Company is unaware of any PEG-modified therapeutic proteins which are currently available commercially for therapeutic use, although it is aware of PEG-modified therapeutic proteins currently in clinical trials. Nevertheless, other drugs or treatment modalities which are currently available or that may be developed in the future, and which treat the same diseases as those which the Company's products are designed to treat, may be competitive with the Company's products.

     Prior to the development of ADAGEN, the Company's first FDA approved product, the only treatment available to patients afflicted with ADA deficient SCID was a bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. More recently, researchers at the National Institute of Health ("NIH") have been attempting to treat SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The patients in these trials are also receiving ADAGEN treatment in addition to the gene therapy. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express permanently and at normal levels, adenosine deaminase, the deficient enzyme in people afflicted with ADA deficient SCID. To date, patients in gene therapy clinical trials have not been able to stop ADAGEN treatment and therefore, the trial has been inconclusive.

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

     The current market for INTRON A, Schering Plough's interferon alpha 2b product, is highly competitive, with Schering, Hoffmann-La Roche, Inc. ("Hoffmann-La Roche") and Amgen, Inc. as well as several other companies selling similar products. The Company believes that its PEG modified INTRON A will have several potential advantages over the interferon products currently on the market, principally once a week dosing versus the current three times a week dosing, with an improved side effect profile. It has also been reported that Hoffmann-La Roche also has a potentially longer lasting version of its interferon product, Roferon(R), in Phase III clinical trials.

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

     Companies are also actively pursuing the development of hemoglobin-based oxygen-carriers for use as a blood substitute and certain of these products are currently being tested in clinical trials. Currently, the Company believes that none of the other companies developing hemoglobin-based oxygen-carriers as blood substitutes are pursuing a radiosensitization indication. The Company believes that PEG-hemoglobin, due to its long circulating life, will deliver more oxygen to hypoxic tumors than the products currently under development and therefore, in combination with radiation, should result in a greater reduction in tumor size.

     There are several technologies which compete with the Company's SCA protein technology, including chimeric antibodies, humanized antibodies, human monoclonal antibodies, recombinant antibody Fab fragments, low molecular weight peptides and mimetics. These competing technologies can be categorized into two areas: (i) those modifying the monoclonal antibody to minimize immunological reaction to a foreign protein, which is the strategy employed with chimerics, humanized antibodies and human monoclonal antibodies and (ii) those creating smaller portions of the monoclonal antibody which are more specific to the target and have fewer side effects, as is the case with Fab fragments and low molecular weight peptides. Enzon believes that the smaller size of its SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and cause a significant decrease in the immunogenic problems associated with conventional monoclonal antibodies. A number of organizations have active programs in SCA proteins. The Company believes that its patent position on SCA proteins will require companies that have not licensed its SCA protein patents to obtain licenses from Enzon in order to commercialize their products, but there can be no assurance that this will prove to be the case.

Patents

     The Company has licensed, and been issued, a number of patents in the United States and other countries and has other patent applications pending to protect its proprietary technology. Although the Company believes that its patents provide adequate protection for the conduct of its business there can be no assurance that such patents will be of substantial protection or commercial benefit to the Company, will afford the Company adequate protection from competing products, will not be challenged or declared invalid, or that additional United States patents or foreign patent equivalents will be issued to the Company. The degree of patent protection to be afforded to biotechnological inventions is uncertain and the Company's products are subject to this uncertainty. The Company is aware of certain issued patents and patent applications, and there may be other patents and applications, containing subject matter which the Company or its licensees or collaborators may require in order to research, develop or commercialize at least some of the Company's products. There can be no assurance that licenses under such patents will be available on acceptable terms. In certain cases, the Company has obtained opinions of patent counsel that certain of such patents, including patents relevant to PEG hemoglobin held by Biopure Inc. and patents relevant to PEG alpha interferon held by Hoffmann-La Roche, are not infringed by the products of the Company or its collaborators or would not be held to be valid if litigated. Such opinions have been relied upon by the Company and its collaborators in continuing to pursue development of the subject product. Such opinions are not binding on any court and there can be no assurance that such opinions will prove to be correct and that a court would find any of the claims of such patents to be invalid or that the product developed by the Company or its collaborator does not infringe such patents. The Company expects that there may be significant litigation in the industry regarding patents and other proprietary rights and, if Enzon were to become involved in such litigation, it could consume a substantial amount of the Company's resources. In addition, the Company relies heavily on its proprietary technologies for which pending patent applications have been filed and on unpatented know-how developed by the Company. Insofar as the Company relies on trade secrets and unpatented know-how to maintain its competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. Although the Company has taken steps to protect its trade secrets and unpatented know-how, third-parties nonetheless may gain access to such information.

     The original PEG Process patent, which was licensed from Research Technologies Corp., expired in December 1996. The Company has made significant improvements to the original PEG Process and has applied for and received numerous patents for such improvements. The Company believes, based on new patents received and applications pending, that the expiration of the original PEG Process patent will not have a material impact on its business.

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

Employees

     As of June 30, 1998, Enzon employed 83 persons, of whom 33 were engaged in research and development activities, 32 were engaged in manufacturing, and 18 were engaged in administration and management. As of June 30, 1998, the Company had 14 employees who hold Ph.D. degrees. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intensifying. None of the Company's employees are covered by a collective bargaining agreement. All of the Company's employees are covered by confidentiality agreements. Enzon considers relations with its employees to be good.

Item 2. Properties

     The Company owns no real property. The following are all of the facilities that Enzon currently leases:

                                                                  Approx.          Approx.
                                       Principal                  Square           Annual                   Lease
      Location                         Operations                 Footage           Rent                  Expiration
      --------                         ----------                 -------           ----                  ----------
  20 Kingsbridge Road               Research & Development        56,000          $496,000(1)            June 15, 2007
   Piscataway, NJ                   and Administrative

  40 Cragwood Road                  Warehousing                   88,000           446,000(2)            December 31, 1998
   S. Plainfield, NJ

  300 Corporate Ct.                 Manufacturing                 24,000           183,000               March 31, 2007
   S. Plainfield, NJ

(1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $496,000 to $581,000.

(2) Amount represents the rent due for the period from July 1, 1998 through termination of the lease on December 31, 1998, net of sub-rental income of $110,000. The sublease is for approximately 27,412 square feet. The Company has consolidated the operations of this facility into its remaining two facilities and does not intend to renew this lease.

     The Company believes that its facilities are well maintained and generally adequate for its present and future anticipated needs.

Item 3. Legal Proceedings

     The Company is being sued, in the United States District Court for the District of New Jersey, by a former financial advisor, LBC Capital Resources Inc. ("LBC"), which is asserting that under the May 2, 1995 letter agreement ("Letter Agreement") between Enzon and LBC, LBC was entitled to a commission in connection with the Company's January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of Enzon Common Stock at an exercise price of $2.50 per share. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of Enzon Common Stock when and if any of the warrants obtained pursuant to the private placements are exercised. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the Letter Agreement. The Company believes that no such commission was due under the Letter Agreement and denies any liability under the Letter Agreement. The Company intends to defend this lawsuit vigorously.

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

     The following table sets forth the high and low sale prices for the Common Stock for the years ended June 30, 1998 and 1997, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

                                                            High        Low
                                                            ----        ---
            Year Ended June 30, 1998
              First Quarter                                 5 3/16      2
              Second Quarter                                7 1/4       4 3/4
              Third Quarter                                 7 3/16      5 1/8
              Fourth Quarter                                6 7/8       4 9/16

            Year Ended June 30, 1997
              First Quarter                                 3 1/2       2 1/16
              Second Quarter                                3 1/4       2 1/8
              Third Quarter                                 3 1/2       2 3/8
              Fourth Quarter                                3 1/16      2 1/8

     As of September 11, 1998 there were 2,573 holders of record of the Common Stock.

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

Item 6. Selected Financial Data

     Set forth below is the selected financial data for the Company for the five fiscal years ended June 30, 1998.


Consolidated Statement of Operations Data:
                                                                        Year Ended June 30,
                                           --------------------------------------------------------------------------------------
                                           1998                 1997                1996                 1995                1994
                                           ----                 ----                ----                 ----                ----
Revenues                                $14,644,032         $12,727,052         $12,681,281         $15,826,437         $14,797,499
Net Loss                                $(3,617,133)        $(4,557,025)        $(5,175,279)        $(6,291,491)       $(16,495,226)
Net Loss per Share                           $(0.12)             $(0.16)              $(.20)              $(.26)              $(.71)
Dividends on
  Common Stock                                 None                None                None                None                None

Consolidated Balance Sheet Data:
                                                                               June 30,
                                           --------------------------------------------------------------------------------------
                                           1998                 1997                1996                 1995                1994
                                           ----                 ----                ----                 ----                ----
Total Assets                            $13,741,378         $16,005,278         $21,963,856         $19,184,042         $20,543,252
Long-Term
 Obligations                            $      --           $      --                $1,728              $4,076            $115,733


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Fiscal Years Ended June 30, 1998, 1997 and 1996

     Revenues.   Revenues  for  the  year  ended  June  30,  1998  increased  to
$14,644,000 as compared to $12,727,000 for fiscal 1997. The components of revenues are sales, which consist of sales of the Company's products and royalties on the sale of such products by others, and contract revenues. Sales increased by 6% to $12,313,000 for the year ended June 30, 1998 as compared to $11,596,000 for the prior year. The increase was due to an increase in ADAGEN sales of approximately 13%, resulting from an increase in patients receiving ADAGEN treatment. Net sales of ADAGEN, which is marketed by Enzon, for the years ended June 30, 1998 and 1997 were $10,107,000 and $8,935,000, respectively.
ONCASPAR, the Company's other approved product, is marketed in the U.S. and Canada by RPR and in Europe by MEDAC. ONCASPAR revenues are comprised of manufacturing revenues, as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues decreased due to a decline in manufacturing revenue resulting from difficulties encountered in the Company's manufacturing process, as described below. The decrease in manufacturing revenue was partially offset by increased royalties due to an increase in sales of ONCASPAR by RPR.

     Recently the Company's quality assurance department has observed increased levels of particulates in certain batches on ONCASPAR which it manufactures. These batches were not shipped and the Company's recent rejection rate for the manufacture of this product is significantly higher than it has been historically. The Company is engaged in an extensive review of its manufacturing procedures for this product and believes that the problem may be related to certain materials which are used in the filling process, although this has not yet been determined. The Company has been in discussions with the FDA regarding this problem and expects to have further discussions shortly with the FDA. It is possible that the FDA may not allow the Company to ship ONCASPAR until this problem is resolved. However, it is also possible that the FDA may permit the Company to ship units of ONCASPAR which the Company determines are free from particulates, including units currently on hand. This problem may result in a temporary or extended disruption in the distribution of ONCASPAR. An extended disruption could have a material adverse impact on future ONCASPAR sales.

     The Company expects sales of ADAGEN to increase at comparable rates as those achieved during the last two years as additional patients are treated. The Company also anticipates moderate growth of ONCASPAR sales to its partners and increased royalties on RPR sales of ONCASPAR for the currently approved indication. RPR and MEDAC are conducting clinical trials to expand the use of ONCASPAR beyond its current approved indication which could also result in additional revenues from this product, subject to the manufacturing issue discussed in the preceeding paragraph. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN will be achieved or maintained.

     Contract revenue for the year ended June 30, 1998 increased to $2,331,000, as compared to $1,131,000 for fiscal 1997. The increase was principally due to an increase in milestone payments received under the Company's licensing agreement for PEG-Intron A with Schering-Plough Corporation ("Schering-Plough"). During the year ended June 30, 1998, the Company recognized $2,200,000 in milestone payments received as a result of Schering-Plough advancing PEG-Intron A into a Phase III clinical trial. PEG-Intron A is a modified form of Schering-Plough's INTRON(R) A (interferon alfa-2b, recombinant), developed by Enzon to have longer-acting properties. INTRON A is a genetically engineered anticancer and antiviral agent, developed and marketed worldwide by Schering-Plough. Sales of INTRON A by Schering-Plough were $598 million in 1997. The worldwide market for alpha interferon is estimated to be in excess of $1 billion. Under the Company's licensing agreement, Enzon is entitled to royalties on product sales and has the option to become Schering-Plough's exclusive manufacturer of PEG-Intron A for the U.S. market. During the prior year, the Company received a $1,000,000 milestone payment under the same licensing agreement with Schering-Plough. During the years ended June 30, 1998 and 1997, the Company had export sales of $2,641,000 and $2,377,000, of these amounts, sales in Europe were $2,117,000 and $1,937,000, respectively.

     Revenues for the year ended June 30, 1997 increased to $12,727,000 as compared to $12,681,000 for fiscal 1996. Sales increased by 10% to $11,596,000 for the year ended June 30, 1997 as compared to $10,502,000 for the prior year. The increase was due to an increase in ONCASPAR revenues and an increase in ADAGEN sales of approximately 3%, resulting from an increase in patients receiving ADAGEN treatment. Net sales of ADAGEN, which is marketed by Enzon, for the years ended June 30, 1997 and 1996 were $8,935,000 and $8,696,000, respectively. ONCASPAR, the Company's other approved product, is marketed in the U.S. by RPR and in Europe by MEDAC. ONCASPAR revenues increased due to an increase in sales of ONCASPAR by RPR as well as an increase in the royalty rate under the RPR agreement during the second half of fiscal 1996, to 23.5% as compared to the former rate of 10.0%. The increase was also due to the commencement of shipments during fiscal 1997 of ONCASPAR to MEDAC for the European market. Contract revenue for the year ended June 30, 1997 decreased by 48% to $1,131,000, as compared to $2,179,000 for fiscal 1996. The decrease was principally due to the one-time gain, in fiscal 1996, related to the exercise of warrants received from Neoprobe Corporation and sale of the underlying securities. The warrants were consideration related to a licensing agreement for the Company's SCA protein technology. During the years ended June 30, 1997 and 1996, the Company had export sales of $2,377,000 and $2,270,000, of these amounts, sales in Europe were $1,937,000 and $1,858,000, respectively.

     Cost of Sales. Cost of sales, as a percentage of sales, decreased to 30% for the year ended June 30, 1998 as compared to 33% for fiscal 1997. The decrease was primarily due to the prior year's expense of excess ONCASPAR raw material and purchase commitments related to the Company's supply agreement for this material. During the fiscal year ended January 1998, the Company amended its supply agreement for this material which extended the period available for the Company to accept delivery of its remaining purchase commitment through 1999, in exchange for a $1,300,000 advance payment of the remaining purchase commitment. (See Note 3 to the Consolidated Financial Statements).

     Cost of sales, as a percentage of sales, decreased to 33% for the year ended June 30, 1997 as compared to 34% for fiscal 1996. The decrease was due to a reduction in the write-off of excess raw material used in the production of ONCASPAR. While it is possible that the Company may incur similar losses on its remaining purchase commitments under the amended supply agreement (see Note 3 to the Consolidated Financial Statements), the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including but not limited to potential increased demand for

ONCASPAR from RPR or expansion into additional markets outside the U.S.

     Research and Development. Research and development expenses for the year ended June 30, 1998 remained relatively unchanged at $8,654,000 as compared to $8,520,000 for fiscal 1997. The Company's research and development efforts were focused on the continued development of its Third Generation Pro Drug/Transport Technology, which included preclinical activities in preparation for the filing of an Investigational New Drug Application (IND) for PEG-camptothecin, as well as a clinical trial for PEG-hemoglobin.

     Research and development expenses decreased by 16% for the year ended June 30, 1997 as compared to the prior year. The decrease was primarily due to (i) reductions in personnel made during fiscal 1996, principally in the clinical and research administration areas, and related costs, such as payroll taxes and benefits and (ii) other cost containment measures resulting from the narrowing of the Company's research efforts to focus on technologies and products with large revenue potential.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 1998 increased by 16% to $6,426,000 as compared to $5,528,000 fiscal 1997. The increase was due to (i) increased investor and public relations activities, and (ii) consulting fees related to the development of a strategic business plan for the Company's SCA protein technology.

     Selling, general and administrative expenses for the year ended June 30, 1997 decreased by 8% to $5,528,000 from $6,011,000 for fiscal 1996. The decrease was due to (i) reductions in personnel and related costs, such as payroll taxes and benefits, and (ii) other cost containment measures taken by the Company.

     Other Income/Expense. Other income/expense decreased by $141,000 to $464,000 for the year ended June 30, 1998 as compared to $605,000 last year. The decrease was due principally to a decline in interest income due to a decrease in interest bearing investments.

     Other income/expense decreased by $1,218,000 to $605,000 for the year ended June 30, 1997 as compared to $1,823,000 for the year ended June 30, 1996. The decrease was due to the recognition of approximately $1,313,000 as other income during the year ended June 30, 1996. The $1,313,000 represented the unused portion of an advance received under a development and license agreement with Sanofi Winthrop.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" and No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." In accordance with the effective dates, the Company will adopt SFAS 130 and SFAS 131 for the fiscal year ending June 30, 1999. The Company is currently evaluating the impact of the disclosure requirements for SFAS 130 and SFAS 131. These statements are not expected to have a material impact on the Company's Consolidated Financial Statements.

Liquidity and Capital Resources

     Total cash reserves, including cash and cash equivalents as of June 30, 1998 were $6,478,000. The Company completed a private placement during July 1998, in which the Company sold 3,983,000 shares of Common Stock to a small group of investors resulting in net proceeds of approximately $17,600,000. Total cash reserves, as of June 30, 1998, after giving proforma effect to this financing, were approximately $24,078,000. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     The Company's Amended RPR U.S. License Agreement for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received from RPR in January 1995. Royalties due under the Amended RPR U.S. License Agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability, with the corresponding current portion included in accrued expenses on the consolidated balance sheets and will be reduced as royalties are recognized under the agreement. Through June 30, 1998, an aggregate of $4,256,000 in royalties payable by RPR has been offset against the original credit.

     As of June 30, 1998, 942,808 shares of Series A Preferred Shares had been converted into 3,097,955 shares of Common Stock. Accrued dividends on the converted Series A Preferred Shares in the aggregate of $1,824,000 were settled by the issuance of 235,231 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Shares. As of June 30, 1998, there were accrued and unpaid dividends totaling $1,770,000 on the Series A Preferred Shares. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Shares at the rate of $214,000 per year.

     To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, proceeds from the recently completed private placement of Common Stock, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Based upon its currently planned research and development activities and related costs and its current sources of liquidity, the Company anticipates its current cash reserves will be sufficient to meet its capital and operational requirements for the foreseeable future.

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

Year 2000

     The Company has completed a review of its business systems, including its computer systems and manufacturing equipment, and has queried its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. Based on this review, the Company has implemented a plan to achieve year 2000 compliance. The Company believes that it will achieve year 2000 compliance no later than September 1999 in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems and with suppliers and other third parties, although such plans have not yet been determined. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company estimates the cost (including historical costs to date) of its year 2000 efforts to be approximately $400,000. The total cost estimate is based on management's current assessment and is subject to change.

     However, the Company may encounter problems with suppliers and or revenue sources which could adversely affect the Company's financial condition, results of operations or cash flow. The Company cannot accurately predict the occurrence and or outcome of any such problems, nor can the dollar amount of any such problem be estimated. In addition, there can be no assurance that the failure to ensure year 2000 compliance by a third party would not have a material adverse effect on the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this report commencing on Page F-1.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

     The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 1, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                              Page Number or
     Exhibit                                                                                 Incorporation By
     Number            Description                                                              Reference
     ------            -----------                                                           ----------------
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

     10.27  Common Stock Purchase Agreement dated June 25, 1998                               ^^^^(10.27)

     10.28  Placement Agent Agreement dated June 25, 1998 with SBC Warburg
              Dillon Read Inc.                                                                          o

      21.0  Subsidiaries of Registrant.                                                                 o

      23.0  Independent Auditor's Consent                                                               o

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

^^^^^ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-58269) filed with the Commission and incorporated herein by reference thereto.


     (b) Reports on Form 8-K

     On June 30, 1998, the Company filed with the Commission a Current Report on Form 8-K dated April 14, 1998 related to the following items: (i) the appointment of Richard P. Voss to the newly created position of Vice President, Business Development, (ii) arbitration proceedings between the Company and Yoshitomi Pharmaceuticals Industries, Ltd. ("Yoshitomi"), related to the resolution of a dispute over the extent of royalties payable to the Company for a research and license agreement for the development of a recombinant Human Serum Albumin ("rHSA"), and (iii) a Notice of Allowance from the U.S. Patent and Trademark Office for a patent on the Company's Pro Drug/Transport Technology.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ENZON, INC.


Dated: September 28, 1998                           /s/ Peter G. Tombros
                                                   -----------------------
                                                   By: Peter G. Tombros
                                                   President and Chief
                                                   Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Name                           Title                             Date
            ----                           -----                             ----
  /s/ Peter G. Tombros             President, Chief Executive           September 28, 1998
---------------------------        Officer and Director
Peter G. Tombros                   (Principal Executive Officer)


 /s/ Kenneth J. Zuerblis           Vice President, Finance              September 28, 1998
---------------------------        and Chief Financial Officer
Kenneth J. Zuerblis                (Principal Financial and
                                   Accounting Officer)


  /s/ Randy H. Thurman             Chairman of the Board                September 28, 1998
---------------------------
Randy H. Thurman

 /s/ Rolf A. Classon               Director                             September 28, 1998
---------------------------
Rolf A. Classon

  /s/ Rosina B. Dixon              Director                             September 28, 1998
---------------------------
Rosina B. Dixon

  /s/ David W. Golde               Director                             September 28, 1998
---------------------------
David W. Golde

  /s/ Robert LeBuhn                Director                             September 28, 1998
---------------------------
Robert LeBuhn

 /s/  A.M. "Don" MacKinnon         Director                             September 28, 1998
----------------------------
A.M. "Don" MacKinnon

                          ENZON, INC. AND SUBSIDIARIES



                                      Index

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:
   Consolidated  Balance  Sheets - June 30, 1998  and  1997                  F-3
   Consolidated Statements of Operations - Years ended
     June 30, 1998, 1997 and 1996                                            F-4
   Consolidated Statements of Stockholders' Equity -
    Years ended June 30, 1998, 1997 and 1996                                 F-5
   Consolidated Statements of Cash Flows - Years ended
     June 30, 1998, 1997 and 1996                                            F-7
   Notes to Consolidated Financial Statements - Years
     ended June 30, 1998, 1997 and 1996                                      F-8

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP



Short Hills, New Jersey
September 8, 1998

                          ENZON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 1998 and 1997

                                                                                                     1998                  1997
                                                                                                 -------------        -------------
ASSETS
 Current assets:
  Cash and cash equivalents                                                                      $   6,478,459        $   8,315,752
  Accounts receivable                                                                                2,300,046            2,433,762
  Inventories                                                                                        1,022,530              859,873
  Prepaid expenses and other current assets                                                            447,952               87,732
                                                                                                 -------------        -------------

     Total current assets                                                                           10,248,987           11,697,119
                                                                                                 -------------        -------------
Property and equipment                                                                              15,134,075           15,676,525
  Less accumulated depreciation and amortization                                                    13,368,330           12,923,802
                                                                                                 -------------        -------------
                                                                                                     1,765,745            2,752,723
                                                                                                 -------------        -------------
Other assets:
  Investments                                                                                           69,002               78,293
  Deposits and deferred charges                                                                        464,747               34,575
  Patents, net                                                                                       1,192,897            1,442,568
                                                                                                 -------------        -------------
                                                                                                     1,726,646            1,555,436
                                                                                                 -------------        -------------
     Total assets                                                                                $  13,741,378        $  16,005,278
                                                                                                 =============        =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                              $   1,711,856        $   1,910,737
   Accrued expenses                                                                                  4,375,822            3,504,966
                                                                                                 -------------        -------------
      Total current liabilities                                                                      6,087,678            5,415,703
                                                                                                 -------------        -------------
 Accrued rent                                                                                          727,160              870,012
 Royalty advance - RPR                                                                                      --            1,177,682
                                                                                                 -------------        -------------
                                                                                                       727,160            2,047,694
                                                                                                 -------------        -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock-$.01  par  value, authorized  3,000,000 shares; issued and outstanding 107,000 shares in 1998 and 109,000 in 1997 (liquidation preferences aggregating $2,675,000 in 1998
   and $2,725,000 in 1997)                                                                               1,070                1,090
  Common stock-$.01 par value, authorized 60,000,000 shares;
   issued and outstanding 31,341,353 shares in 1998 and
   30,797,735 shares in 1997                                                                           313,414              307,977
  Additional paid-in capital                                                                       123,453,874          121,426,159
  Accumulated deficit                                                                             (116,841,818)        (113,193,345)
                                                                                                 -------------        -------------
     Total stockholders' equity                                                                      6,926,540            8,541,881
                                                                                                 -------------        -------------
     Total liabilities and stockholders' equity                                                  $  13,741,378        $  16,005,278
                                                                                                 =============        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 1998, 1997 and 1996

                                                                  1998                  1997                 1996
                                                              ------------          ------------          ------------
Revenues:
  Sales                                                       $ 12,312,730          $ 11,595,985          $ 10,501,985
  Contract revenue                                               2,331,302             1,131,067             2,179,296
                                                              ------------          ------------          ------------
     Total revenues                                             14,644,032            12,727,052            12,681,281
                                                              ------------          ------------          ------------
Costs and expenses:
  Cost of sales                                                  3,645,281             3,840,198             3,545,341
  Research and development expenses                              8,653,567             8,520,366            10,123,525
  Selling, general and administrative expenses                   6,426,241             5,528,174             6,010,639
                                                              ------------          ------------          ------------
     Total costs and expenses                                   18,725,089            17,888,738            19,679,505
                                                              ------------          ------------          ------------
     Operating loss                                             (4,081,057)           (5,161,686)           (6,998,224)
                                                              ------------          ------------          ------------
Other income (expense):
  Interest and dividend income                                     460,922               584,384               449,855
  Interest expense                                                 (13,923)              (14,891)              (12,886)
  Other                                                             16,925                35,168             1,385,976
                                                              ------------          ------------          ------------
                                                                   463,924               604,661             1,822,945
                                                              ------------          ------------          ------------
     Net loss                                                 ($ 3,617,133)         ($ 4,557,025)         ($ 5,175,279)
                                                              ============          ============          ============
Basic and diluted loss per common share                       ($      0.12)         ($      0.16)         ($      0.20)
                                                              ============          ============          ============
Weighted average number of common
  shares outstanding during the period                          31,092,369            29,045,605            26,823,142
                                                              ============          ============          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1998, 1997 and 1996

                                                         Preferred stock                             Common Stock
                                               ----------------------------------      --------------------------------------
                                                  Amount      Number of       Par       Amount         Number of         Par
                                                per share      Shares        Value     per share         Shares          Value
                                                ---------      ------        -----     ---------         ------          -----
Balance, July 1, 1995                               --         109,000       $1,090                     26,328,874     $263,289
Common stock issued for exercise of
 non-qualified stock options                        --              --           --      $2.54              15,980          160
Issuance of common stock warrants                   --              --           --         --                  --           --
Proceeds from Private Placement,
 January 1996                                  $100.00          40,000          400       2.74           1,094,890       10,949
Proceeds from Private Placement,
 March 1996                                     100.00          20,000          200       3.75             266,667        2,666
Consulting expense for issuance of stock
 options                                            --              --           --         --                  --           --
Donation of common stock                            --              --           --         --                 (15)          --
Net loss                                            --              --           --         --                  --           --
                                                               -------       ------                     ----------     --------
Balance, June 30, 1996                                         169,000       $1,690                     27,706,396     $277,064
Common stock issued for exercise of
 non-qualified stock options                        --              --           --       2.36              11,219          112
Common stock issued for Independent
 Directors' Stock Plan                              --              --           --       2.97              25,903          259
Consulting expense for issuance of stock
 options                                            --              --           --         --                  --           --
Common stock issued on conversion of
 Series B Preferred Stock                         1.95         (40,000)        (400)      1.95           2,038,989       20,390
Common stock issued on conversion of
 Series D Preferred Stock                         1.97         (20,000)        (200)      1.97           1,015,228       10,152
Net loss                                            --              --           --         --                  --           --
                                                               -------       ------                     ----------     --------
     Balance, June 30, 1997, carried forward                   109,000       $1,090                     30,797,735     $307,977

                                                   Additional
                                                     paid-in             Accumulated
                                                     capital               Deficit                 Total
                                                     -------               -------                 -----
Balance, July 1, 1995                            $111,494,180          ($103,461,041)          $8,297,518
Common stock issued for exercise of
 non-qualified stock options                           40,376                     --               40,536
Issuance of common stock warrants                     246,000                     --              246,000
Proceeds from Private Placement,
 January 1996                                       6,661,006                     --            6,672,355
Proceeds from Private Placement,
 March 1996                                         2,768,920                     --            2,771,786
Consulting expense for issuance of stock
 options                                               61,542                     --               61,542
Donation of common stock                                   --                     --                   --
Net loss                                                   --             (5,175,279)          (5,175,279)
                                                 ------------          -------------           -----------
Balance, June 30, 1996                           $121,272,024          ($108,636,320)         $12,914,458
Common stock issued for exercise of
 non-qualified stock options                           26,499                     --               26,611
Common stock issued for Independent
 Directors' Stock Plan                                 76,598                     --               76,857
Consulting expense for issuance of stock
 options                                               80,984                     --               80,984
Common stock issued on conversion of
 Series B Preferred Stock                             (19,993)                    --                   (3)
Common stock issued on conversion of
 Series D Preferred Stock                              (9,953)                    --                   (1)
Net loss                                                   --             (4,557,025)          (4,557,025)
                                                 ------------          -------------           -----------
     Balance, June 30, 1997, carried forward     $121,426,159          ($113,193,345)          $8,541,881


              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                                                     (continued)

                          ENZON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                    Years ended June 30, 1998, 1997 and 1996

                                                            Preferred stock                             Common Stock
                                                  ----------------------------------       --------------------------------------
                                                   Amount      Number of        Par         Amount       Number of         Par
                                                  per share      Shares        Value       per share       Shares          Value
                                                  ---------      ------        -----       ---------       ------          -----
Balance, June 30, 1997, brought forward                         109,000       $1,090           --       30,797,735        $307,977
Common stock issued for exercise of non-
 qualified stock options                               --            --           --          2.23         505,072           5,051
Common stock issued on conversion of
 Preferred Stock                                    25.00        (2,000)         (20)        11.00           4,544              45
Dividends issued on Preferred stock                    --            --           --         11.00           2,848              29
Common stock issued for Independent
 Directors' Stock Plan                                 --            --           --          4.11          16,904             169
Common stock issued to consultants                     --            --           --          4.77          14,259             143
Consulting expense for issuance of stock
 options                                               --            --           --            --              --              --
Donation of Common Stock                               --            --           --            --              (9)             --
Net loss                                               --            --           --            --              --              --
                                                                -------       ------                    ----------        --------
     Balance, June 30, 1998                                     107,000       $1,070                    31,341,353        $313,414
                                                                =======       ======                    ==========        ========


                                                   Additional
                                                     paid-in             Accumulated
                                                     capital               Deficit            Total
                                                     -------               -------            -----
Balance, June 30, 1997, brought forward            $121,426,159       ($113,193,345)       $8,541,881
Common stock issued for exercise of non-
 qualified stock options                              1,653,557                  --         1,658,608
Common stock issued on conversion of
 Preferred Stock                                            (42)                 --               (17)
Dividends issued on Preferred stock                      31,300             (31,340)              (11)
Common stock issued for Independent
 Directors' Stock Plan                                   69,231                  --            69,400
Common stock issued to consultants                       67,854                  --            67,997
Consulting expense for issuance of stock
 options                                                205,815                  --           205,815
Donation of Common Stock                                     --                  --               --
Net loss                                                     --          (3,617,133)       (3,617,133)
                                                   ------------       -------------        ----------
     Balance, June 30, 1998                        $123,453,874       ($116,841,818)       $6,926,540
                                                   ============       =============        ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 1998, 1997 and 1996

                                                                              1998            1997             1996
                                                                          ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                                ($3,617,133)    ($4,557,025)    ($5,175,279)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
        Decrease in liability recognized pursuant to Sanofi Agreement               --              --      (1,312,829)
        Depreciation and amortization                                        1,217,423       1,653,331       2,051,735
        Loss (gain) on retirement of assets                                     97,037         (35,168)         69,444
        Non-cash expense for issuance of common stock and stock options
           options                                                             343,212         157,841          61,542
        Changes in assets and liabilities, excluding acquisition items:
           Decrease (increase) in accounts receivable                          133,716        (310,071)        238,586
           (Increase) decrease in inventories                                 (162,657)        125,505        (192,925)
           (Increase) decrease in prepaid expenses and other current
            assets                                                            (360,220)        346,586        (249,092)
           (Increase) decrease in other assets                                (430,172)         21,370          (8,995)
           (Decrease) increase in accounts payable                            (198,881)       (168,187)        516,956
           Increase  (decrease) in accrued expenses                            796,403        (522,761)        102,700
           Decrease in accrued rent                                           (142,852)       (110,896)        (25,600)
           Decrease in royalty advance - RPR                                (1,101,501)       (780,081)       (867,922)
           Decrease in other liabilities                                            --          (1,728)         (2,348)
                                                                          ------------    ------------    ------------
              Net cash used in operating activities                         (3,425,625)     (4,181,284)     (4,794,027)
                                                                          ------------    ------------    ------------
 Cash flows from investing activities:
   Capital expenditures                                                       (160,940)       (873,754)       (136,789)
   Proceeds from sale of equipment                                              83,129         680,481          11,283
   Decrease in investments                                                       9,291              --              --
                                                                          ------------    ------------    ------------
              Net cash used in investing activities                            (68,520)       (193,273)       (125,506)
                                                                          ------------    ------------    ------------
 Cash flows from financing activities:
   Proceeds from issuance of common stock, preferred stock
    and warrants                                                             1,658,580          26,607       9,484,677
   Principal payments of obligations under capital leases                       (1,728)         (2,348)         (2,083)
                                                                          ------------    ------------    ------------
              Net cash provided by financing activities                      1,656,852          24,259       9,482,594
                                                                          ------------    ------------    ------------
              Net (decrease) increase in cash and cash equivalents          (1,837,293)     (4,350,298)      4,563,061
   Cash and cash equivalents at beginning of period                          8,315,752      12,666,050       8,102,989
                                                                          ------------    ------------    ------------
   Cash and cash equivalents at end of period                               $6,478,459      $8,315,752     $12,666,050
                                                                          ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                    Years ended June 30, 1998, 1997 and 1996

(1)  Company Overview

     Enzon, Inc. ("Enzon" or the "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company was originally incorporated in 1981. To date, the Company's sources of cash have been the proceeds from the sale of its stock through public offerings and private placements, sales of ADAGEN(R), sales of ONCASPAR(R), sales of its products for research purposes, contract research and development fees, technology transfer and license fees, and royalty advances. The manufacturing and marketing of pharmaceutical products in the United States is subject to stringent governmental regulation, and the sale of any of the Company's products for use in humans in the United States will require the prior approval of the United States Food and Drug Administration ("FDA"). To date, ADAGEN and ONCASPAR are the only products of the Company which have been approved for marketing by the FDA.

(2)  Summary of Significant Accounting Policies

     Consolidated Financial Statements

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

     Cash equivalents include investments which consist primarily of debt securities and time deposits. The Company invests its excess cash in a portfolio of marketable securities of institutions with strong credit ratings and U.S. Government backed securities.

     The Company  classifies  its  investment  securities  as  held-to-maturity.
Held-to-maturity securities are those securities which the Company has the ability and intent to hold to maturity. Held-to-maturity securities are recorded at cost which approximates the fair value of the investments at June 30, 1998 and 1997.

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

     Patents related to the acquisition of Enzon Labs Inc., formerly Genex Corporation, were recorded at their fair value at the date of acquisition and are being amortized over the estimated useful lives of the patents ranging from 8 to 17 years. Accumulated amortization as of June 30, 1998 and 1997 was $956,000 and $875,000, respectively.

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     Revenues from the sale of the Company's other products are recognized at the time of shipment, and provision is made for estimated returns.

     Contract revenues are recorded as the earnings process is completed.

     Royalties under the Company's license agreement with Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") (See Note 11), related to the sale of ONCASPAR by RPR, are recognized when earned.

Research and Development

     Research and development costs are expensed as incurred.

Stockholders' Equity

     The Company maintains a Non-Qualified Stock Option Plan (the "Stock Option Plan") for which it applies Accounting Principles Board ("APB") Opinion No. 25 ,"Accounting for Stock Issued to Employees," and related interpretations in accounting for the Stock Option Plan. Stock options issued to employees are granted with an exercise price equal to the market price and in accordance with APB No. 25, compensation expense is not recognized.

Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

     During the year ended June 30, 1998, 2,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock" or "Series A Preferred Shares") were converted to 4,544 shares of Common Stock. Accrued dividends of $31,000 on the Series A Preferred Shares that were converted were settled by issuing 2,848 shares of Common Stock and cash payments totalling $28 for fractional shares. There were no conversions of Series A Preferred Stock for the years ended June 30, 1997 and 1996.

     Cash payments for interest were approximately $14,000, $15,000 and $13,000 for the years ended June 30, 1998, 1997 and 1996, respectively. There were no income tax payments made for the years ended June 30, 1998, 1997 and 1996.

     As part of the commission due to the real estate broker in connection with the termination of the Company's lease at 40 Kingsbridge Road, the Company issued 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share during the year ended June 30, 1996. Also, in connection with the Company's private placements of Common Stock, Series B Convertible Preferred Stock ("Series B Preferred Shares" or "Series B Preferred Stock") and Series C Convertible Preferred Stock ("Series C Preferred Shares" or "Series C Preferred Stock"), the Company issued an aggregate of 50,000 five-year warrants to purchase the Company's Common Stock, at $4.11 per share as a finder's fee, during the year ended June 30, 1996. These transactions are non-cash financing activities.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     Upon exhaustion of the Company's current cash reserve including its financing in July 1998 (see note), the Company's continued operations will depend on its ability to realize significant revenues from the commercial sale of its products, raise additional funds through equity or debt financing, or obtain significant licensing, technology transfer or contract research and development fees. There can be no assurance that these sales, financings or revenue generating activities will be successful.

Net Loss Per Common Share

     Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for cumulative, undeclared Series A Preferred Stock dividends of $216,000, $218,000 and $218,000 for the years ended June 30, 1998, 1997 and 1996, respectively, divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all dilutive potential common shares is not included, due to the net loss recorded for the years ended June 30, 1998, 1997 and 1996. As of June 30, 1998, the Company had 6,788,000 dilutive potential common shares outstanding that could potentially dilute future diluted earnings per share calculations.

Reclassifications

     Certain prior year balances were reclassified to conform to the 1998 presentation.

(3)  Commitments and Contingencies

     The Company has a long-term supply agreement for unmodified L-asparaginase, one of the raw materials used in ONCASPAR produced for the U.S. market, under which the Company is required to purchase minimum quantities of this raw material on an annual basis. Under the agreement, the Company was required to purchase $1,300,000 of raw material for the year ended December 31, 1997. During the fiscal years ended June 30, 1997 and 1996, the Company expensed approximately $592,000 and $701,000, respectively, related to the satisfaction of the minimum purchase requirements for unmodified L-asparaginase under this supply contract. During the year ended June 30, 1998, the parties amended this agreement. The amendment extended the term of the supply agreement and the time for the Company to fulfill the remaining $1,300,000 of minimum purchase commitments until December 31, 1999. In consideration for the extension, the Company paid $75,000, and made an advance payment for the remaining minimum purchase commitment of $1,300,000. During the year ended June 30, 1998, the Company made purchases of approximately $621,000, which were applied against the advance payment. The remaining advance payment is shown as a long term other asset with the corresponding current portion included in other current assets in the accompanying consolidated balance sheet as of June 30, 1998. The supplier will deliver the prepaid inventory at the Company's request through December 31, 1999. Any inventory that is not taken by the Company by December 31, 1999 will be forfeited. While it is possible that the Company may incur similar losses on its remaining purchase commitments under this supply agreement, the Company does not consider such losses probable, nor can the amount of any loss which may be incurred in the future presently be estimated due to a number of factors, including, but not limited to, potential increased demand for ONCASPAR from RPR, expansion into additional markets outside the U.S. and the possibility that the Company could renegotiate the level of required purchases.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     The Company has agreements with certain members of its upper management that provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has a 3-year employment agreement, dated April 5, 1997, with President and Chief Executive Officer which provides for severance payments in addition to the change in control provisions discussed above.

     The Company is being sued by a former financial advisor, LBC Capital Resources Inc. ("LBC"), which is asserting that under a May 2, 1995, letter agreement ("Letter Agreement") between Enzon and LBC Capital Resources ("LBC"), LBC was entitled to a commission in connection with the Company's January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of Enzon common stock at an exercise price of $2.50 per share. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of Enzon common stock when and if any of the warrants obtained pursuant to the private placements are exercised. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the Letter Agreement. The Company believes that no such commission was due under the Letter Agreement and denies any liability under the Letter Agreement. The Company intends to defend this lawsuit vigorously.

     In the course of normal operations, the Company is subject to the marketing and manufacturing regulations as established by the Food and Drug Administration
(FDA). Recently, the Company's quality assurance department has observed increased levels of particulates in certain batches of ONCASPAR which it manufactured. These batches were not shipped and the Company's recent rejection rate for the manufacture of this product is significantly higher than it has been historically. The Company is engaged in an extensive review of its manufacturing procedures of this product and believes that the problem may be related to certain materials which are used in the filling process. Accordingly, the Company has been in discussions with the FDA regarding this problem and expects to have further discussions with the FDA. The Company is unable to predict what, if any, impact this matter will have on future sales and manufacturing of ONCASPAR.

(4)  Inventories

     Inventories consist of the following:

                                                     June 30,
                                            --------------------------
                                             1998                 1997
                                             ----                 ----
     Raw materials                         $510,000             $269,000
     Work in process                        398,000              269,000
     Finished goods                         115,000              322,000
                                         ----------           ----------
                                         $1,023,000             $860,000
                                         ==========           ==========

(5)  Property and Equipment

     Property and equipment consist of the following:

                                             June 30,
                                   ----------------------------      Estimated
                                       1998             1997        useful lives
                                   -----------      -----------     ------------
     Equipment                      $8,647,000       $9,108,000      3-7 years
     Furniture and fixtures          1,501,000        1,530,000      7 years
     Vehicles                           29,000           29,000      3 years
     Leasehold improvements          4,957,000        5,010,000      3-15 years
                                   -----------      -----------
                                   $15,134,000      $15,677,000
                                   ===========      ===========

     Depreciation and amortization charged to operations, relating to property and equipment, totaled $1,063,000, $1,499,000 and $1,891,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(6)  Stockholders' Equity

     In July 1998, the Company sold 3,983,000 shares of Common Stock to a small group of investors resulting in gross proceeds of approximately $18,919,000 via a private placement. Net proceeds of approximately $17,600,000 were received by the Company.

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

Series A Preferred Stock

     The Company's Series A Preferred Shares are convertible into Common Stock at a conversion rate of $11 per share. The value of the Series A Preferred Shares for conversion purposes is $25 per share. Holders of the Series A Preferred Shares are entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. Dividends on the Series A Preferred Shares are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the Board of Directors deems it appropriate in light of the Company's then current financial condition. No dividends are to be paid or set apart for payment on the Company's Common Stock, nor are any shares of Common Stock to be redeemed, retired or otherwise acquired for valuable consideration unless the Company has paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A Preferred Shares. Holders of the Series A Preferred Shares are entitled to one vote per share on matters to be voted upon by the stockholders of the Company. As of June 30, 1998 and 1997, undeclared accrued dividends in arrears were $1,770,000 or $16.54 per share and $1,585,000 or $14.54 per share, respectively. All Common Shares are junior in rank to the Series A Preferred Shares, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     During the year ended June 30, 1998, 2,000 shares of Series A Preferred Shares were converted to 4,544 shares of Common Stock. Accrued dividends of $31,000 were settled by issuing 2,848 shares of Common Stock and cash payments totaling $28 for fractional shares. There were no conversions of Series A Preferred Shares during the years ended June 30, 1997 or 1996.

Common Stock

     Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

     As of June 30, 1998, the Company has reserved its common shares for special purposes as detailed below:

Shares issuable upon conversion of
      Series A Preferred Shares                                          404,000
Shares issuable upon exercise of outstanding warrants                  1,039,000
Shares issuable for private placement                                  3,983,000
Non-Qualified Stock Option Plan                                        5,345,000
                                                                      ----------
                                                                      10,771,000
                                                                      ==========

Common Stock Warrants

     During the year ended June 30, 1996, as part of the commission due to the real estate broker in connection with the termination of the Company's former lease at 40 Kingsbridge Road, the Company issued 150,000 five-year warrants to purchase the Company's Common Stock at $2.50 per share.

Series B and C Preferred Stock Warrants

     As of June 30, 1998 and 1997, warrants to purchase 688,686 shares of common stock at $4.11 and 200,000 shares of common stock at $5.63, issued in connection with the private placements of Series B and C Preferred Shares, respectively, were outstanding.

(7)  Independent Directors' Stock Plan

     On December 3, 1996, the stockholders voted to approve the Company's Independent Directors' Stock Plan, which provides for compensation in the form of quarterly grants of Common Stock to independent directors serving on the Company's Board of Directors. Each independent director is granted shares of Common Stock equivalent to $2,500 per quarter plus $500 per Board of Directors meeting attended. The number of shares issued is based on the fair market value of Common Stock on the last trading day of the applicable quarter. During the years ended June 30, 1998 and 1997, the Company issued 16,904 and 25,903 shares of Common Stock, respectively, to non-executive directors, pursuant to the Independent Directors' Stock Plan.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(8)  Non-Qualified Stock Option Plan

     In November 1987, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"). As of June 30, 1998, 5,345,000 shares of Common Stock were reserved for issuance pursuant to options which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options granted must be at least 100% of the fair market value of the stock at the time the option is granted. Options may be exercised for a period of up to ten years from the date they are granted. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board of Directors, at their discretion.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". The Company continues to use APB No. 25, "Accounting for Stock Issued to Employees," to account for the Stock Option Plan. All options granted under the Stock Option Plan are granted with exercise prices which equal or exceed the fair market value of the stock at the date of grant, accordingly, there is no compensation expense recognized for options granted to employees. The Company records compensation expense equal to the value of stock options granted for consulting services rendered to the Company by non-employees. The value of the options granted to non-employees is determined using the Black-Scholes option-pricing model.

     The following pro forma financial information shows the effect and the Company's net loss and loss per share, had compensation expense been recognized consistent with the fair value method prescribed by SFAS No. 123.

                                          1998             1997              1996
                                     -------------    -------------    -------------
     Net loss - as reported            ($3,617,000)     ($4,557,000)     ($5,175,000)
     Net loss - pro forma              ($5,638,000)     ($5,927,000)     ($5,645,000)
     Loss per share - as reported           ($0.12)          ($0.16)          ($0.20)
     Loss per share - pro forma             ($0.19)          ($0.21)          ($0.22)

     The pro forma effect on the loss for each of the years in the three-year period ended June 30, 1998 is not necessarily indicative of the pro forma effect on earnings in future years since it does not take into effect the pro forma compensation expense related to grants made prior to the year ended June 30, 1996. The fair value of each option granted during the three years ended June 30, 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%,
(ii) expected term of five years, (iii) expected volatility of 84%, 82% and 78%, and (iv) a risk-free interest rate of 5.57%, 6.45% and 6.09% for the years ended June 30, 1998, 1997, and 1996, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 1998, 1997 and 1996 was $5.85, $2.78 and $3.51 per share, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     The  following is a summary of the activity in the  Company's  Stock Option
Plan:

                                                                Weighted
                                                                Average
                                                                Exercise     Range of
                                                  Shares         Price         Prices
                                                  ------         -----         ------
Outstanding at July 1, 1995                      3,603,000       $4.95     $1.88 to $14.88
Granted at exercise prices which exceeded the
  fair market value on the date of grant             4,000        3.38     $3.38
Granted at exercise prices which equaled the
   fair market value on the date of grant          763,000        3.51     $2.38 to $4.75
Exercised                                          (16,000)       2.54     $2.09 to $2.81
Cancelled                                         (796,000)       4.50     $2.09 to $11.00
                                                 ---------
Outstanding at June 30, 1996                     3,558,000        4.75     $1.88 to $14.88

Granted at exercise prices which exceeded the
  fair market value on the date of grant             3,000        2.81     $2.81
Granted at exercise prices which equaled the
 fair market value on the date of grant          1,469,000        2.78     $2.31 to $3.41
Exercised                                          (11,000)       2.37     $2.00 to $2.63
Cancelled                                         (822,000)       6.26     $2.00 to $14.25
                                                 ---------
Outstanding at June 30, 1997                     4,197,000        3.77     $1.88 to $14.88

 Granted at exercise prices which equaled the
  fair market value on the date of grant           719,000        5.85     $2.03 to $6.56
 Exercised                                        (305,000)       2.73     $2.06 to $5.13
 Cancelled                                        (189,000)       6.69     $2.09 to $14.88
                                                 ---------
 Outstanding at June 30, 1998                    4,422,000        4.06     $1.88 to $10.88
                                                 =========

     As of June 30, 1998, the Stock Option Plan had options outstanding and exercisable by price range as follows:

                                    Weighted
                                     Average      Weighted                    Weighted
    Range of                        Remaining     Average                      Average
    Exercise            Options    Contractual    Exercise     Options        Exercise
     Prices           Outstanding     Life         Price      Exercisable      Price
     ------           -----------     ----         -----      -----------      -----
 $1.88  to  $2.56       570,000       7.46         $2.26       461,000         $2.19
 $2.63  to  $2.75       663,000       7.34         $2.68       563,000         $2.68
 $2.81  to  $2.94       845,000       8.13         $2.86       389,000         $2.85
 $2.95  to  $4.00       556,000       6.91         $3.51       535,000         $3.51
 $4.06  to  $5.38       675,000       5.83         $4.73       672,000         $4.73
 $5.44  to  $6.00       643,000       8.88         $5.88        31,000         $5.85
 $6.13  to $10.88       470,000       2.48         $7.50       404,000         $7.70
                      ---------                              ---------
 $1.88  to $10.88     4,422,000       6.93         $4.06     3,055,000         $3.92
                      =========                              =========

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(10) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     At June 30, 1998 and 1997, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                              1998            1997
                                                                          ------------    ------------
Deferred tax assets:
   Inventories                                                                $111,000         $50,000
   Investment valuation reserve                                                 86,000          86,000
   Contribution carryover                                                       19,000          17,000
   Compensated absences                                                        115,000         111,000
   Excess of financial statement over tax depreciation                         827,000         627,000
   Royalty advance - RPR                                                       402,000         842,000
   Non-deductible expenses                                                     543,000         301,000
   Federal and state net operating loss carryforwards                       42,133,000      40,385,000
   Research and development and investment tax credit carryforwards          7,447,000       6,912,000
                                                                          ------------    ------------

       Total gross deferred tax assets                                      51,683,000      49,331,000

       Less valuation allowance                                            (50,977,000)    (48,625,000)
                                                                          ------------    ------------

       Net deferred tax assets                                                 706,000         706,000
                                                                          ------------    ------------

Deferred tax liabilities:
   Step up in basis of assets related to acquisition of Enzon Labs Inc.       (706,000)       (706,000)
                                                                          ------------    ------------

       Total gross deferred tax liabilities                                   (706,000)       (706,000)
                                                                          ------------    ------------
       Net deferred tax                                                             $0              $0
                                                                          ============    ============

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 1998 and 1997 was an increase of $2,221,000 and $2,218,000, respectively. The tax benefit assumed using the Federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance. Subsequently recognized tax benefits as of June 30, 1998 of $1,071,000 relating to the valuation allowance for deferred tax assets will be allocated to additional paid-in capital.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     At June 30, 1998, the Company had federal net operating loss carryforwards of approximately $107,313,000 for tax reporting purposes, which expire in the years 1998 to 2013. The Company also has investment tax credit carryforwards of approximately $10,000 and research and development tax credit carryforwards of approximately $6,292,000 for tax reporting purposes which expire in the years 1998 to 2013.

     As part of the Company's acquisition of Enzon Labs Inc., the Company acquired the net operating loss carryforwards of Enzon Labs Inc. As of June 30, 1998, the Company had a total of $61,493,000 acquired Enzon Labs, Inc. net operating loss carryforwards, which expire between December 31, 1998 and October 31, 2006. As a result of the change in ownership, the utilization of these carryforwards is limited to $613,000 per year. If utilized, the benefit will be recorded as a reduction in the carrying value of patents, net.

(11) Significant Agreements

     Schering Agreement

     The Company and Schering Corporation ("Schering"), a subsidiary of Schering-Plough Corporation, entered into an agreement in November 1990 (the "Schering Agreement") to apply the Company's PEG Process to develop a modified form of Schering's INTRON(R) A (interferon alfa 2b), a genetically-engineered anticancer and antiviral drug with longer lasting activity.

     Under the license agreement, which was amended in 1995, the Company transferred proprietary manufacturing rights for PEG-Intron A to Schering for $3,000,000, of which $2,000,000 was paid on June 30, 1995 and $1,000,000 was paid during the year ended June 30, 1997. In connection with the amendment, the Company also sold to Schering 847,000 shares of unregistered, newly issued
Common Stock for $2,000,000 in gross proceeds. Under the current Schering Agreement, Enzon retained an option to become Schering's exclusive manufacturer of PEG-Intron A for the United States market upon FDA approval of such product.

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

     The Schering Agreement terminates, on a country-by-country basis, upon the final expiration of any future patents covering the product which may be issued to Enzon, or 15 years after the product is approved for commercial sale, whichever shall be the later to occur. This agreement is subject to Schering's right of early termination if the product does not meet specifications, or if Enzon fails to obtain or maintain the requisite product liability insurance, or if Schering makes certain payments to Enzon. If Schering terminates the agreement because the product does not meet specifications, Enzon may be required to refund certain of the milestone payments.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


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

     Base royalties due under the amended agreement will be offset against a credit of $5,970,000 (which represents the royalty advance plus reimbursement of certain amounts due to RPR under the previous agreement and interest expense) before cash payments for base royalties will be made. Super royalties will be paid to the Company when earned. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheets as of June 30, 1998 and 1997. The royalty advance will be reduced as base royalties are recognized under the agreement.

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

     During May 1998, the Company entered into an additional license agreement with RPR for the Pacific Rim region, specifically, Australia, New Zealand, Japan, Hong Kong, Korea, China, Taiwan, Philippines, Indonesia, Malaysia, Singapore, Thailand and Viet Nam, (the "Pacific Rim"). The agreement provides for RPR to purchase ONCASPAR for the Pacific Rim from the Company at certain established prices which increase over the ten year term of the agreement. Under the agreement, RPR is responsible for obtaining additional approvals and indications in the licensed territories. The agreement also provides for minimum purchase requirements for the first four years of the agreement.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


MEDAC Agreement

     During October 1996, the Company entered into an exclusive license agreement with Medac GmbH ("MEDAC") to sell ONCASPAR in Europe and Russia. The agreement provides for MEDAC to purchase ONCASPAR from the Company at certain established prices which increase over the initial term of the five year agreement. Under the agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication, in Germany. Under the agreement, MEDAC is required to meet certain minimum purchase requirements.

(12) Leases

     The Company has several leases for office, warehouse, production and research facilities and equipment. Future minimum lease payments for noncancellable operating leases with initial or remaining lease terms in excess of one year as of June 30, 1998 are as follows:

         Year ending                                          Operating
           June 30,                                             leases
         -----------                                           ---------
         1999                                                  1,505,000
         2000                                                    979,000
         2001                                                    952,000
         2002                                                    819,000
         2003                                                    765,000
         Later years, through 2007                             2,935,000
                                                              ----------
         Total minimum lease payments                         $7,955,000
                                                              ==========

     Rent expense  amounted to  $1,768,000,  $1,608,000  and  $1,469,000 for the
years ended June 30, 1998, 1997 and 1996, respectively.

     The Company currently subleases a portion of its facilities. For the years ended June 30, 1998, 1997 and 1996, rent expense is net of sublease income of $221,000, $233,000 and $249,000, respectively.

(13) Retirement Plans

     The Company maintains a defined contribution, 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. Prior to August 9, 1996, the Company's match was 25% of the employee's contribution of up to 6% of compensation, as defined. Effective January 1, 1995, the Company's match is invested solely in a fund which purchases the Company's Common Stock in the open market. Total company contributions for the years ended June 30, 1998, 1997 and 1996 were $100,000, $105,000 and $63,000, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(14) Accrued Expenses

                        Accrued expenses consist of:
                                                               June 30,
                                                       ------------------------
                                                       1998               1997
                                                       ----               ----

Accrued wages and vacation                           $695,000           $484,000
Accrued Medicaid rebates                            1,083,000            989,000
Current portion of royalty
 advance - RPR                                      1,006,000            930,000
Accrual for commitments                                    --            340,000
Other                                               1,592,000            762,000
                                                   ----------         ----------
                                                   $4,376,000         $3,505,000
                                                   ==========         ==========

(15) Sales Information

     During the years ended June 30, 1998, 1997 and 1996, the Company had export sales of $2,641,000, $2,377,000 and $2,105,000, of these amounts, sales to
Europe represented $2,117,000, $1,937,000 and $1,858,000, respectively.

     ADAGEN sales represent approximately 82% of the Company's total net sales for the year ended June 30, 1998. ADAGEN's Orphan Drug designation under the Orphan Drug Act expired in March 1997. The Company believes the expiration of ADAGEN's Orphan Drug designation will not have a material impact on the sales of ADAGEN. Approximately 48%, 54% and 46% of the Company's ADAGEN sales for the years ended June 30, 1998, 1997 and 1996, respectively, were made to Medicaid patients.

(16) Other Income

     During the year ended June 30, 1996, the Company recognized as other income approximately $1,313,000 representing the unused portion of an advance received under a development and license agreement with Sanofi Winthrop, Inc. ("Sanofi"). Under the agreement with Sanofi, Enzon transferred all responsibility for the development and regulatory approval in the United States for PEG-superoxide dismutase ("PEG-SOD") in return for 40% of the net profits from sales of PEG-SOD in the United States. During October 1995, the Company learned that Sanofi intended to cease development of PEG-SOD (Dismutec(TM)) due to the product's failure to show a statistically significant difference between the treatment group and the control group in a pivotal Phase III trial. Due in part to this product failure, the Company believes it has no further obligations under its agreement with Sanofi with respect to the $1,313,000 advance and therefore, the Company has recognized as other income the amount due Sanofi previously recorded as a current liability.

                                  EXHIBIT INDEX


Exhibit                                                                    Page
Numbers         Description                                               Number

 10.28          Placement Agent Agreement dated June 25, 1998                 E1
  21.0          Subsidiaries of Registrant                                   E22
  23.0          Consent of KPMG Peat Marwick LLP                             E23
  27.0          Financial Data Schedule                                      E24
  99.0          Additional Exhibits                                          E25