Form 10-Q
period 1998-09-30
ENZON INC
filed 1998-11-13
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1998                 Commission File No. 0-12957


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


Yes _X_   No ____


The number of shares of common stock, $.01 par value, outstanding as of November 4, 1998 was 35,409,969 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                          ENZON, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 1998 and June 30, 1998


                                                                 September 30,       June 30,
                                                                     1998              1998
                                                                  (unaudited)           *
                                                                 -------------    -------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $  23,032,548    $   6,478,459
  Accounts receivable                                                2,611,355        2,300,046
  Inventories                                                        1,129,727        1,022,530
  Other current assets                                                 513,837          447,952
                                                                 -------------    -------------
     Total current assets                                           27,287,467       10,248,987
                                                                 -------------    -------------
Property and equipment                                              14,754,209       15,134,075
  Less accumulated depreciation and amortization                    13,311,146       13,368,330
                                                                 -------------    -------------
                                                                     1,443,063        1,765,745
                                                                 -------------    -------------
Other assets:
  Investments                                                           69,002           69,002
  Other assets, net                                                     36,987          464,747
  Patents, net                                                       1,157,062        1,192,897
                                                                 -------------    -------------
                                                                     1,263,051        1,726,646
                                                                 -------------    -------------
Total assets                                                     $  29,993,581    $  13,741,378
                                                                 =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   1,416,447    $   1,711,856
  Accrued expenses                                                   4,126,260        4,375,822
                                                                 -------------    -------------
     Total current liabilities                                       5,542,707        6,087,678
                                                                 -------------    -------------
Accrued rent                                                           687,394          727,160
                                                                 -------------    -------------

Commitments and contingencies
  Preferred stock-$.01 par value, authorized 3,000,000 shares:
   issued and outstanding 107,000 shares at September 30,
   1998 and June 30, 1998 (liquidation preference
   aggregating $2,675,000 at September 30, 1998 and
   June 30, 1998)                                                        1,070            1,070
  Common stock-$.01 par value, authorized 60,000,000 shares;
   issued and outstanding 35,409,969 shares at September
   30, 1998 and 31,341,353 shares at June 30, 1998                     354,100          313,414
  Additional paid-in capital                                       141,385,077      123,453,874
  Accumulated deficit                                             (117,976,767)    (116,841,818)
                                                                 -------------    -------------
Total stockholders' equity                                          23,763,480        6,926,540
                                                                 -------------    -------------
Total liabilities and stockholders' equity                       $  29,993,581    $  13,741,378
                                                                 =============    =============

*Condensed from audited financial statements.



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                        Three months ended
                                                   September 30,   September 30,
                                                       1998            1997
                                                   ------------    ------------
Revenues
  Sales                                            $  2,935,702    $  2,464,634
  Contract revenue                                       51,965       2,205,109
                                                   ------------    ------------
     Total revenues                                   2,987,667       4,669,743
                                                   ------------    ------------
Costs and expenses

  Cost of sales                                       1,309,851         604,708
  Research and development expenses                   1,575,346       2,146,969
  Selling, general and administrative expenses        1,535,279       1,328,442
                                                   ------------    ------------
     Total costs and expenses                         4,420,476       4,080,119
                                                   ------------    ------------
        Operating income (loss)                      (1,432,809)        589,624
                                                   ------------    ------------
Other income (expense)
  Interest and dividend income                          302,566         114,800
  Interest expense                                       (5,436)         (6,438)
  Other                                                     730             (62)
                                                   ------------    ------------
                                                        297,860         108,300
                                                   ------------    ------------
    Net income (loss)                              ($ 1,134,949)   $    697,924
                                                   ============    ============
Basic earnings (loss) per common share             ($      0.03)   $       0.02
                                                   ============    ============
Diluted earnings (loss) per common share           ($      0.03)   $       0.02
                                                   ============    ============

Weighed average number of common
  shares issued and outstanding                      34,708,853      30,853,966
                                                   ============    ============




The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                              Three Months Ended
                                                         September 30,   September 30,
                                                             1998            1997
                                                         ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                      ($ 1,134,949)   $    697,924
  Adjustment for depreciation and amortization                288,768         337,766
  (Gain) loss on retirement of equipment                         (730)             62
  Non-cash expense for issuance of common stock and
    stock options                                             171,340         119,174
  Decrease in accrued rent                                    (39,766)        (31,659)
  Decrease in royalty advance - RPR                          (254,350)       (257,655)
  Changes in assets and liabilities                          (347,252)        242,559
                                                         ------------    ------------
  Net cash (used in) provided by operating activities      (1,316,939)      1,108,171
                                                         ------------    ------------
Cash flows from investing activities:
  Capital expenditures                                        (17,893)        (47,732)
  Proceeds from sale of equipment                              88,372             150
                                                         ------------    ------------
  Net cash provided by (used in) investing activities          70,479         (47,582)
                                                         ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net              17,800,549         227,847
  Principal payments of obligation under capital lease             --            (645)
                                                         ------------    ------------
  Net cash provided by financing activities                17,800,549         227,202
                                                         ------------    ------------

  Net increase in cash and cash equivalents                16,554,089       1,287,791
                                                         ------------
  Cash and cash equivalents at beginning of period          6,478,459       8,315,752
                                                         ------------    ------------
  Cash and cash equivalents at end of period             $ 23,032,548    $  9,603,543
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

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the three months ended September 30, 1998 and 1997. The net loss of $1,135,000 and the net income of $698,000, recorded for the three months ended September 30, 1998 and 1997, respectively, is equal to the comprehensive income (loss) for those periods.

(2)  Net Earnings (Loss) Per Common Share

     Basic and diluted earnings (loss) per common share is based on the net income (loss) for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $54,000 for the three months ended September 30, 1998 and 1997, divided by the weighted average number of shares issued and outstanding during the period. Due to the net loss recorded for the three months ended September 30, 1998, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation. Stock options, warrants and common stock issuable upon conversion of the preferred stock have been included for purposes of the diluted earnings per share computation for the three months ended September 30, 1997. As of September 30, 1998, the Company had 6,750,000 dilutive potential common shares outstanding that could potentially dilute future diluted earnings per share calculations.

(3)  Inventories

     The composition of inventories at September 30, 1998 and June 30, 1998 is as follows:

                                             September 30,        June 30,
                                                 1998               1998
                                              ----------         ----------

     Raw materials                            $  589,000         $  510,000
     Work in process                             379,000            398,000
     Finished goods                              162,000            115,000
                                              ----------         ----------
                                              $1,130,000         $1,023,000
                                              ==========         ==========

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(4)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $5,000 and $6,000 for the three months ended September 30, 1998 and 1997, respectively. There were no income tax payments made for the three months ended September 30, 1998 and 1997. There were no conversions of Series A Preferred Stock during the three months ended September 30, 1998. During the three months ended September 30, 1997, 1,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 2,272 shares of Common Stock. Accrued dividends of $15,000 on the Series A Preferred Stock that was converted during the three months ended September 30, 1997 were settled by issuing 1,358 shares of Common Stock and cash payments totaling $10 for fractional shares. These transactions are non-cash financing activities.

(5)  Stockholders' Equity

     In July 1998, the Company sold 3,983,000 shares of Common Stock in a private placement to a small group of investors. The private placement resulted in gross proceeds of approximately $18,919,000 and net proceeds of approximately $17,550,000.

     During the quarter ended September 30, 1998, 37,500 warrants were exercised to purchase 37,500 shares of the Company's Common Stock at $2.50 per share. These warrants were issued during the year ended June 30, 1996, as part of the commission due to a real estate broker in connection with the termination of the Company's former lease at 40 Kingsbridge Road.

(6)  Non-Qualified Stock Option Plan

     During the three months ended September 30, 1998, the Company issued 277,000 stock options at an average exercise price of $6.48 per share under the Company's Non-Qualified Stock Option Plan, as amended, of which 198,000 were granted to executive officers of the Company as part of a bonus plan for the year ended June 30, 1998. None of the options granted during the period are exercisable as of September 30, 1998. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(7)  Commitments and Contingencies

     The Company is being sued by a former financial advisor, LBC Capital Resources, Inc. ("LBC"), which is asserting that under a May 2, 1995, letter agreement ("Letter Agreement") between Enzon and LBC Capital Resources, Inc. ("LBC"), LBC was entitled to a commission in connection with the Company's January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of Enzon common stock at an exercise price of $2.50 per share. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of Enzon common stock when and if any of the warrants obtained pursuant to the private placements are exercised. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the Letter Agreement. The Company believes that no such commission was due under the Letter Agreement and denies any liability under the Letter Agreement. The Company intends to defend this lawsuit vigorously.

     In the course of normal operations, the Company is subject to the marketing and manufacturing regulations as established by the Food and Drug Administration ("FDA"). The Company's quality assurance department has observed increased levels of particulates in certain batches of ONCASPAR, which were manufactured by the Company. These batches were not shipped and the Company's recent rejection rate for the manufacture of this product is significantly higher than it has been historically. Accordingly, such batches were written-off to cost of sales in the period of their occurence. The Company is currently engaged in an extensive review of its manufacturing procedures for this product and believes that the problem may be related to certain materials which are used in the filling process, although this has not yet been determined. The Company has been in discussions with the FDA regarding this problem. The Company and the FDA have agreed to temporary labeling and distribution modifications for ONCASPAR, until the current manufacturing problem is resolved. The Company, rather than Rhone-Poulene Rorer Pharmaceuticals, Inc. ("RPR") will temporarily distribute ONCASPAR directly to patients, on an as needed basis, in order to institute the additional inspection and labeling procedures prior to distribution. Upon resolution of the existing manufacturing problem, it is expected that RPR will resume the normal distribution of ONCASPAR. This manufacturing problem is isolated to ONCASPAR only.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit
99.0 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended September 30, 1998 vs. Three months ended September 30, 1997

Revenues. Revenues for the three months ended September 30, 1998 decreased by 36% to $2,988,000 as compared to $4,670,000 for the same period in 1998, due primarily to a decrease in contract revenue. The components of revenues are sales, which consist of sales of the Company's two Food and Drug Administration ("FDA") approved products and royalties on the sales of the Company's products by others, and contract revenues. Sales increased by 19% to $2,936,000 for the three months ended September 30, 1998, as compared to $2,465,000 for the same period in the prior year. The increase was primarily due to an increase in ADAGEN(R) sales of approximately 14%, resulting from an increase in patients receiving ADAGEN treatment from the prior year. Sales of ADAGEN for the three months ended September 30, 1998 and 1997 were $2,493,000 and $2,193,000, respectively. ONCASPAR revenues are comprised of manufacturing revenues, as well as royalties on sales of ONCASPAR by the Company's marketing partner, Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"). ONCASPAR revenues increased due to an increase in manufacturing revenue resulting from the timing of shipments made to the Company's marketing partner RPR. The increase in manufacturing revenue was partially offset by an increase in the Company's reserve for returns resulting from difficulties encountered in the Company's manufacturing process, described below.

     The Company's quality assurance department has observed increased levels of particulates in certain batches of ONCASPAR, which were manufactured by the Company. These batches were not shipped and the Company's recent rejection rate for the manufacture of this product is significantly higher than it has been historically. The Company is currently engaged in an extensive review of its manufacturing procedures for this product and believes that the problem may be related to certain materials which are used in the filling process, although this has not yet been determined. The Company has been in discussions with the FDA regarding this problem. The Company and the FDA have agreed to temporary labeling and distribution modifications for ONCASPAR, until the current manufacturing problem is resolved. The Company, rather than RPR, will temporarily distribute ONCASPAR directly to patients, on an as needed basis, in order to institute the additional inspection and labeling procedures prior to distribution. Upon resolution of the existing manufacturing problem, it is expected that RPR will resume the normal distribution of ONCASPAR. This manufacturing problem is isolated to only ONCASPAR.

     The Company expects sales of ADAGEN to increase at comparable rates to those achieved during the last two years as additional patients are treated. The Company also anticipates that sales of ONCASPAR may decline slightly until the manufacturing issue, discussed in the preceding paragraph, is resolved. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN will be achieved or maintained.

     Contract revenue for the three months ended September 30, 1998 decreased by $2,153,000 to $52,000, as compared to $2,205,000 for the same period in 1997.
The change was principally due to milestone payments received under the Company's licensing agreement with Schering-Plough Corporation ("Schering-Plough") during the quarter ended September 30, 1997. During the previous year, the Company recognized $2,200,000 in milestone payments received from Schering-Plough related to the advancement of PEG-Intron A into a Phase III clinical trial. During the three months ended September 30, 1998 and 1997, the Company had export sales of $754,000 and $486,000, respectively. Sales in Europe were $600,000 and $359,000 for the quarters ended September 30, 1998 and September 30, 1997, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, increased to 45% for the three months ended September 30, 1998 as compared to 25% for the same period in 1997. The increase was primarily due to a charge for ONCASPAR finished goods on hand and in the distribution pipeline, as well as increased ONCASPAR production costs. The increased write-off of ONCASPAR finished goods was attributable to the recently encountered manufacturing problems, as previously discussed.

Research and Development. Research and development expenses for the three months ended September 30, 1998 decreased by 27% to $1,575,000 from $2,147,000 for the same period in 1997. The decrease in research and development expenses resulted from (i) the completion of preclinical activities related to PEG-camptothecin and (ii) the reduction in clinical trial costs as a result of the completion of a Phase Ib clinical trial for PEG-hemoglobin. Due to the significant costs associated with the development of this product, the Company is currently looking for a medical institution or commercial partner to bring this product into Phase II clinical trials. Clinical costs are anticipated to increase in future quarters as PEG-camptothecin enters clinical trials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1998, increased by 16% to $1,535,000, as compared to $1,328,000 for the same period in 1997. The increase was due to increased investor and public relations activities.

Other Income/Expense. Other income/expense increased by $190,000 to $298,000 for the three months ended September 30, 1998, as compared to $108,000 for the same period last year. The increase in other income/expense for the three months ended September 30, 1998 was attributable to an increase in interest income due to an increase in interest bearing investments.

Liquidity and Capital Resources

     Enzon had $23,033,000 in cash and cash equivalents as of September 30, 1998. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     The Company's cash reserves as of September 30, 1998 increased by $16,554,000 from June 30, 1998. The increase in cash reserves was principally due to net proceeds of approximately $17,550,000 received upon completion of a private placement during July 1998 in which the Company sold 3,983,000 shares of Common Stock to a small group of investors.

     The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR, as amended, (the "Amended RPR License Agreement") provides for a payment of $3,500,000 in advance royalties, which was received in January 1995. Royalties due under the Amended RPR License Agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through September 30, 1998, an aggregate of $4,690,000 in royalties payable by RPR has been offset against the original credit.

     As of September 30, 1998, 942,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") had been converted into 3,097,955 shares of Common Stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,824,000 were settled by the issuance of 235,231 shares of Common

Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of September 30, 1998, there were $1,824,000 of accrued and unpaid dividends on the Series A Preferred Stock. Dividends accrue on the outstanding Series A Preferred Stock at the rate of $214,000 per year.

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

     However, the Company may encounter problems with suppliers and or revenue sources which could adversely affect the Company's financial condition, results of operations or cash flow. The Company cannot accurately predict the occurence and or outcome of any such problems, nor can the dollar amount of any such problem be estimated. In addition, there can be no assurance that the failure to ensure year 2000 compliance by a third party would not have a material adverse effect on the Company.

PART II OTHER INFORMATION

Item 2. Changes in Securities

     In July 1998, the Company issued 4,898 shares of unregistered Common Stock for aggregate consideration of $30,000. These shares were issued to a consultant for services rendered to the Company. The foregoing transaction was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     In July 1998, the Company issued 3,983,000 shares of Common Stock in a private placement to a small group of investors. The private placement resulted in gross proceeds of approximately $18,919,000 and net proceeds of approximately $17,550,000. The fees paid to the placement agent and another broker-dealer in the private placement totalled $1,135,155. The foregoing transaction was consummated as a private placement pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                  Page Number
                                                                                                      or
  Exhibit                                                                                        Incorporation
   Number         Description                                                                     By Reference
   ------         -----------                                                                     ------------
  3(i)  Certificate of Incorporation, as amended                                                           ~~

 3(ii)  By-laws, as amended                                                                            *(4.2)

3(iii)  Certificate of Designations, Preferences and Rights of Series D Convertible
          Preferred Stock                                                                            ^^3(iii)

 3(iv)  Amendment to Certificate of Incorporation dated January 5, 1998                               ##3(iv)

  10.0  Employment Agreement dated March 25, 1994 with Peter G. Tombros                           ++++(10.17)

  10.1  Form of Change of Control Agreements dated as of January 20, 1995 entered
          into with the Company's Executive Officers                                                ###(10.2)

  10.2  Lease - 300-C Corporate Court, South Plainfield, New Jersey                                 ***(10.3)

  10.4  Lease Termination Agreement dated March 31, 1995 for
          20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway, New Jersey                       ###(10.6)

  10.5  Option Agreement dated April 1, 1995 regarding 20 Kingsbridge Road,
          Piscataway, New Jersey                                                                    ###(10.7)

  10.6  Form of Lease - 40 Cragwood Road, South Plainfield, New Jersey                             ****(10.9)

  10.7  Lease 300A-B Corporate Court, South Plainfield, New Jersey                                  ++(10.10)

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

  10.9  Amendment dated June 19, 1989 to Stock Purchase Agreement between the
          Company and Eastman Kodak Company                                                         **(10.10)

 10.10  Form of Stock  Purchase  Agreement  between  the Company and the
          purchasers of the Series A Cumulative Convertible Preferred Stock                          +(10.11)

 10.11  Amendment to License Agreement and Revised License Agreement
          between the Company and RCT dated April 25, 1985                                          +++(10.5)

 10.12  Amendment dated as of May 3, 1989 to Revised License Agreement
          dated April 25, 1985 between the Company and Research Corporation                         **(10.14)

                                                                                                  Page Number
                                                                                                      or
  Exhibit                                                                                        Incorporation
   Number         Description                                                                     By Reference
   ------         -----------                                                                     ------------

 10.13  License Agreement dated September 7, 1989 between the Company and
          Research Corporation Technologies, Inc.                                                   **(10.15)

 10.14  Master Lease Agreement and Purchase Leaseback Agreement dated
          October 28, 1994 between the Company and Comdisco, Inc.                                    #(10.16)

 10.15  Employment Agreement with Peter G. Tombros dated as of
          April 5, 1997                                                                             ^^(10.15)

 10.16  Stock Purchase Agreement dated as of June 30, 1995                                           ~(10.16)

 10.17  Securities Purchase Agreement dated as of January 31, 1996                                   ~(10.17)

 10.18  Registration Rights Agreements dated as of January 31, 1996                                  ~(10.18)

 10.19  Warrants dated as of February 7, 1996 and issued pursuant to the Securities
          Purchase Agreement dated as of January 31, 1996                                            ~(10.19)

 10.20  Securities Purchase Agreement dated as of March 15, 1996                                    ~~(10.20)

 10.21  Registration Rights Agreement dated as of March 15, 1996                                    ~~(10.21)

 10.22  Warrant dated as of March 15, 1996 and issued pursuant to the Securities Purchase
        Agreement dated as of March 15, 1996                                                        ~~(10.22)

 10.23  Amendment dated March 25, 1994 to License Agreement dated
          September 7, 1989 between the Company and Research Corporation
          Technologies, Inc.                                                                       ~~~(10.23)

 10.24  Independent Directors' Stock Plan                                                          ~~~(10.24)

 10.25  Stock Exchange Agreement dated February 28, 1997, by and between the
          Company and GFL Performance Fund Ltd.                                                      ^(10.25)

 10.26  Agreement Regarding Registration Rights Under Registration Rights Agreement
          dated March 10, 1997, by and between the Company and Clearwater Fund IV
          LLC                                                                                        ^(10.26)

 10.27  Common Stock Purchase Agreement dated June 25, 1998                                        ^^^(10.27)

 10.28  Placement Agent Agreement dated June 25, 1998 with SBC Warburg
          Dillon Read, Inc.                                                                       ^^^^(10.28)

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

++++ Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 5, 1994 and incorporated herein by reference thereto.

# Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 and incorporated herein by reference thereto.

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

~~ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference thereto.

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

^^^ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-58269) filed with the Commission and incorporated herein by reference thereto.

^^^^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference thereto.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ENZON, INC.
                                     (Registrant)



Date: November 13, 1998              By: /s/ Peter G. Tombros
                                        ----------------------------------------
                                     Peter G. Tombros
                                     President and Chief Executive
                                     Officer



                                     By: /s/ Kenneth J. Zuerblis
                                         ---------------------------------------
                                     Kenneth J. Zuerblis
                                     Vice President, Finance and Chief Financial
                                     Officer
                                     (Principal Financial
                                     and Accounting Officer)