Form 10-Q
period 1998-12-31
ENZON INC
filed 1999-02-16
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1998                  Commission File No. 0-12957


                                [LOGO]ENZON, INC.
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

Yes [X]   No [_]


The number of shares of common stock, $.01 par value, outstanding as of February 5, 1999 was 36,081,951 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 1998 and June 30, 1998

                                                   December 31,      June 30,
ASSETS                                                 1998            1998
                                                  -------------   -------------
                                                   (unaudited)           *
Current assets:
  Cash and cash equivalents                       $  23,735,645   $   6,478,459
  Accounts receivable                                 3,942,542       2,300,046
  Inventories                                         1,220,933       1,022,530
  Other current assets                                1,427,446         447,952
                                                  -------------   -------------
     Total current assets                            30,326,566      10,248,987
                                                  -------------   -------------
Property and equipment                               12,453,041      15,134,075
  Less accumulated depreciation and amortization     11,127,657      13,368,330
                                                  -------------   -------------
                                                      1,325,384       1,765,745
                                                  -------------   -------------
Other assets:
  Investments                                            69,002          69,002
  Other assets, net                                     760,204         464,747
  Patents, net                                        1,121,226       1,192,897
                                                  -------------   -------------
                                                      1,950,432       1,726,646
                                                  -------------   -------------
Total assets                                      $  33,602,382   $  13,741,378
                                                  =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   1,572,547   $   1,711,856
  Accrued expenses                                    4,394,693       4,375,822
                                                  -------------   -------------
     Total current liabilities                        5,967,240       6,087,678
                                                  -------------   -------------
  Accrued rent                                          647,627         727,160
  Royalty advance - RPR                                 303,202              --
                                                  -------------   -------------
                                                        950,829         727,160
                                                  -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock-$.01 par value,
    authorized 3,000,000 shares: issued and
    outstanding 107,000 shares at December
    31, 1998 and June 30, 1998 (liquidation
    preference aggregating $2,675,000 at
    December 31, 1998 and at June 30, 1998)               1,070           1,070
  Common stock-$.01 par value, authorized
    60,000,000 shares: issued and
    outstanding 35,978,633 shares at
    December 31, 1998 and 31,341,353 shares
    at June 30, 1998                                    359,786         313,414

  Additional paid-in capital                        145,150,389     123,453,874
  Accumulated deficit                              (118,826,932)   (116,841,818)
                                                  -------------   -------------
Total stockholders' equity                           26,684,313       6,926,540
                                                  -------------   -------------
Total liabilities and stockholders' equity        $  33,602,382   $  13,741,378
                                                  =============   =============

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          Three Months and Six Months Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                          Three months ended                   Six months ended
                                                     December 31,      December 31,      December 31,      December 31,
                                                         1998              1997              1998              1997
                                                    ------------      ------------      ------------      ------------
Revenues
  Sales                                             $  3,782,411      $  4,139,841      $  6,718,113      $  6,604,475
  Contract revenue                                        15,510           107,500            67,475         2,312,609
                                                    ------------      ------------      ------------      ------------
     Total revenues                                    3,797,921         4,247,341         6,785,588         8,917,084
                                                    ------------      ------------      ------------      ------------
Costs and expenses
  Cost of sales                                        1,028,945         1,134,682         2,338,796         1,739,390
  Research and development expenses                    1,847,565         1,985,738         3,422,911         4,132,707
  Selling, general and administrative expenses         2,108,376         1,498,242         3,643,655         2,826,684
                                                    ------------      ------------      ------------      ------------
     Total costs and expenses                          4,984,886         4,618,662         9,405,362         8,698,781
                                                    ------------      ------------      ------------      ------------
       Operating income (loss)                        (1,186,965)         (371,321)       (2,619,774)          218,303
                                                    ------------      ------------      ------------      ------------
Other income (expense)
  Interest and dividend income                           300,315           150,763           602,881           265,563
  Interest expense                                        (2,619)           (4,467)           (8,055)          (10,905)
  Other                                                   39,104            (1,783)           39,834            (1,845)
                                                    ------------      ------------      ------------      ------------
                                                         336,800           144,513           634,660           252,813
                                                    ------------      ------------      ------------      ------------
     Net income (loss)                              ($   850,165)     ($   226,808)     ($ 1,985,114)     $    471,116
                                                    ============      ============      ============      ============
Basic earnings (loss) per common share                    ($0.03)           ($0.01)           ($0.06)            $0.01
                                                    ============      ============      ============      ============
Diluted earnings (loss) per common share                  ($0.03)           ($0.01)           ($0.06)            $0.01
                                                    ============      ============      ============      ============

Weighted average number of common shares
  issued and outstanding                              35,611,863        30,975,856        35,181,937        30,918,228
                                                    ============      ============      ============      ============

Weighted average number of common shares
  issued and outstanding and dilutive potential
  common shares                                       35,611,863        30,975,856        35,181,937        32,595,737
                                                    ============      ============      ============      ============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                             Six Months Ended
                                                                       December 31,      December 31,
                                                                           1998              1997
                                                                      ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                                   ($ 1,985,114)     $    471,116
  Adjustment for depreciation and amortization                             559,869           650,404
  (Gain) Loss on retirement of equipment                                   (39,834)            1,845
  Non-cash expense for issuance of common stock and stock options          242,497           111,882
  Decrease in accrued rent                                                 (79,533)          (63,319)
  Decrease in royalty advance - RPR                                       (110,507)         (871,146)
  Changes in assets and liabilities                                     (1,906,039)         (401,219)
                                                                      ------------      ------------
  Net cash used in operating activities                                 (3,318,661)         (100,437)
                                                                      ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                    (137,875)          (79,863)
  Proceeds from sale of equipment                                          129,872            83,129
                                                                      ------------      ------------
  Net cash (used in) provided by investing activities                       (8,003)            3,266
                                                                      ------------      ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                           20,583,850           502,250
  Principal payments of obligation under capital leases                         --            (1,283)
                                                                      ------------      ------------
  Net cash provided by financing activities                             20,583,850           500,967
                                                                      ------------      ------------

  Net increase in cash and cash equivalents                             17,257,186           403,796
  Cash and cash equivalents at beginning of period                       6,478,459         8,315,752
                                                                      ------------      ------------
  Cash and cash equivalents at end of period                          $ 23,735,645      $  8,719,548
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

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the three and six months ended December 31, 1998 and 1997. The net loss of $850,000 and $227,000, recorded for the three months ended December 31, 1998 and 1997 and the net loss of $1,985,000 and the net income of $471,000 recorded for the six months ended December 31, 1998 and 1997, respectively, are in each case equal to the comprehensive income (loss) for those periods.

(2)  Earnings (Loss) Per Share

     Basic earnings (loss) per common share is based on the net income (loss) for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $54,000 for each of the three months ended December 31, 1998 and 1997, and $107,000 and $108,000 for the six months ended December 31, 1998 and 1997, respectively, divided by the weighted average number of common shares issued and outstanding during the period.

     Diluted earnings per common share for the six months ended December 31, 1997 is based on net income, adjusted for cumulative undeclared preferred stock dividends of $108,000 for the six months ended December 31, 1997, divided by the weighted average number of common shares issued and outstanding during the period, plus the exercise or conversion of all dilutive potential common shares.

     Diluted loss per common share for the three months ended December 31, 1998 and 1997 and the six months ended December 31, 1998, is based on the net loss for the relevant period adjusted for cumulative undeclared preferred stock dividends of $54,000 for each of the three months ended December 31, 1998 and 1997, respectively, and $107,000 for the six months ended December 31, 1998, divided by the weighted average number of common shares issued and outstanding during the period. The exercise or conversion of all dilutive potential common shares is not included, due to the net loss recorded for each of the three months ended December 31, 1998 and 1997 and the six months ended December 31, 1998. As of December 31, 1998, the Company had approximately 6,344,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(3)  Inventories

     The composition of inventories at December 31, 1998 and June 30, 1998 is as follows:

                                               December 31,            June 30,
                                                   1998                  1998
                                               ----------            ----------
     Raw materials                             $  524,000            $  510,000
     Work in process                              385,000               398,000
     Finished goods                               312,000               115,000
                                               ----------            ----------
                                               $1,221,000            $1,023,000
                                               ==========            ==========

(4)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $8,000 and $11,000 for the six months ended December 31, 1998 and 1997, respectively. There were no income tax payments made for the six months ended December 31, 1998 and 1997.

     There were no conversions of Series A Preferred Stock during the six months ended December 31, 1998. During the six months ended December 31, 1997, 1,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 2,272 shares of Common Stock. Accrued dividends of $15,000 on the Series A Preferred Stock that was converted during the six months ended December 31, 1997, were settled by issuing 1,358 shares of Common Stock and cash payments totaling $10 for fractional shares.

(5)  Stockholders' Equity

     In July 1998, the Company sold 3,983,000 shares of Common Stock in a private placement to a small group of investors. The private placement resulted in gross proceeds of approximately $18,919,000 and net proceeds of approximately $17,550,000.

     During the six months ended December 31, 1998, 82,500 warrants were exercised to purchase 82,500 shares of the Company's Common Stock at $2.50 per share. These warrants were issued during the year ended June 30, 1996, as part of the commission due to a real estate broker in connection with the termination of the Company's former lease at 40 Kingsbridge Road.

     During the six months ended December 31, 1998, the Company issued 200,000 five-year warrants to purchase Enzon Common Stock at $6.50 per share, the closing price of the common stock on the date of grant. The warrants are consideration for services to be rendered through February 2002. The estimated fair value of the warrants of approximately $917,000 is included as a component of other assets with the corresponding current portion included in other current assets on the accompanying balance sheet and will be amortized over the service period of three years.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

(6)  Non-Qualified Stock Option Plan

     During the six months ended December 31, 1998, the Company issued 279,000 stock options at an average exercise price of $6.49 per share under the Company's Non-Qualified Stock Option Plan, as amended, of which 198,000 were granted to executive officers of the Company as part of a bonus plan for the year ended June 30, 1998. None of the options granted during the period are exercisable as of December 31, 1998. All options were granted with exercise prices that equaled the fair market value of the underlying stock on the date of grant.

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

     In the course of normal operations, the Company is subject to the marketing and manufacturing regulations as established by the Food and Drug Administration ("FDA"). During the six months ended December 31, 1998, the Company and the FDA agreed to temporary labeling and distribution modifications for ONCASPAR due to increased levels of particulates in certain batches of ONCASPAR, which were manufactured by the Company. The Company, rather than Rhone-Poulenc Rorer ("RPR"), will temporarily distribute ONCASPAR directly to patients, on an as needed basis, in order to institute the additional inspection and labeling procedures prior to distribution. Upon resolution of the existing manufacturing problem, it is expected that RPR will resume the normal distribution of ONCASPAR. This manufacturing problem is isolated to only ONCASPAR. The Company is currently engaged in an extensive review of its manufacturing procedures for this product.

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

Results of Operations

Three months ended December 31, 1998 vs. Three months ended December 31, 1997

Revenues for the three months ended December 31, 1998 decreased by 11% to $3,798,000 as compared to $4,247,000 for the same period in 1997. The components of revenues are sales, which consist of sales of the Company's two Food and Drug Administration ("FDA") approved products and royalties on the sales of the Company's products by others, and contract revenues. Sales decreased by 9% to $3,782,000 for the three months ended December 31, 1998 as compared to $4,140,000 for the same period in the prior year due to decreased revenues from ONCASPAR(R) related to a temporary labeling change and a revised distribution method for the product. During the three months ended December 31, 1998, the Company instituted temporary labeling and distribution modifications for
ONCASPAR resulting from recent difficulties encountered in the Company's manufacturing process for ONCASPAR. This modification is the result of the observation of increased levels of particulates in certain batches of ONCASPAR, which were manufactured by the Company. Until resolution of the manufacturing problem, the Company, rather than Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), will distribute ONCASPAR directly to patients on an "as-needed" basis, which has resulted in a decline in shipments of ONCASPAR, as compared to the prior year. Upon resolution of the existing manufacturing problem, it is expected that RPR will resume the normal distribution of ONCASPAR. This manufacturing problem is isolated to ONCASPAR only. Prior year ONCASPAR revenues are comprised of manufacturing revenues, as well as royalties on sales of ONCASPAR by the Company's marketing partner, RPR. ADAGEN sales for the three months ended December 31, 1998 and 1997 were $2,936,000 and $2,800,000, respectively. The increase in ADAGEN sales is the result of an increase in patients receiving ADAGEN treatment from the prior year. During the three months ended December 31, 1998 and 1997, the Company had export sales of $945,000 and $642,000, respectively. Sales in Europe were $863,000 and $489,000 for the three months ended December 31, 1998 and 1997, respectively. Contract revenue for the three months ended December 31, 1998 decreased to $16,000, as compared to $108,000 for the same period in the prior year.

     The Company expects sales of ADAGEN to increase at comparable rates to those achieved during the last two years as additional patients are treated. The Company also anticipates that sales of ONCASPAR may remain at reduced levels until the manufacturing issue, previously discussed, is resolved. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN will be achieved or maintained.

Cost of Sales. Cost of sales, as a percentage of sales, remained relatively consistent at 27% for the three months ended December 31, 1998 and 1997. During the quarter ended December 31, 1998, the Company utilized approximately 41% of its manufacturing capacity for the production of its approved products.

Research and Development. Research and development expenses for the three months ended December 31, 1998 decreased by 7% to $1,848,000 from $1,986,000 for the same period in 1997. The decrease in research and development expenses resulted from a reduction in clinical trial costs, as a result of the completion of a Phase Ib clinical trial for PEG-hemoglobin. Clinical costs are anticipated to increase in future quarters as PEG-camptothecin enters clinical trials. Due to the significant costs associated with the development of PEG-hemoglobin, the Company is currently looking for a medical institution or commercial partner to bring this product into Phase II clinical trials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1998 increased by 41% to $2,108,000, as compared to $1,498,000 for the same period in 1997. The increase was primarily due to an increase in legal fees related to litigation and ongoing arbitration proceedings, as well as increased patent filing and defense costs.

Other Income/Expense. Other income/expense increased by $192,000 to $337,000 for the three months ended December 31, 1998 as compared to $145,000 for the same period last year. The increase was primarily attributable to an increase in interest income due to an increase in interest bearing investments.

Six months ended December 31, 1998 vs. Six months ended December 31, 1997

Revenues. Revenues for the six months ended December 31, 1998 decreased by 24% to $6,786,000 as compared to $8,917,000 for the same period in 1997. The components of revenues are sales and contract revenues. Sales increased to $6,718,000 for the six months ended December 31, 1998 as compared to $6,604,000 for the same period in the prior year, due to an increase in ADAGEN sales of approximately 9%, resulting from an increase in patients receiving ADAGEN treatment from the prior year. The increase in ADAGEN sales was offset in part by a decrease in ONCASPAR revenues. ONCASPAR revenues decreased due to a temporary change in the labeling and distribution of the product resulting from problems in the manufacturing process for ONCASPAR. ADAGEN sales for the six months ended December 31, 1998 and 1997 were $5,428,000 and $4,994,000, respectively. The increase in sales was offset by a decrease in contract revenue for the six months. Contract revenue for the six months ended December 31, 1998 decreased to $67,000, as compared to $2,313,000 in 1997. The decrease was principally due to the timing of milestone payments received under the Company's licensing agreement for PEG-Intron A with Schering-Plough Corporation ("Schering-Plough"). During the six months ended December 31, 1997, the Company recognized $2,200,000 in milestone payments received as a result of
Schering-Plough's advancing PEG-Intron A into its first Phase III clinical trial. PEG-Intron A is a modified form of Schering-Plough's INTRON(R)A (interferon alfa-2b, recombinant), developed by Enzon to have longer-acting properties. Under the Company's licensing agreement, Enzon is entitled to royalties on product sales and has the option to become Schering-Plough's exclusive manufacturer of PEG-Intron A for the U.S. market. During the six months ended December 31, 1998 and 1997, the Company had export sales of $1,723,000 and $1,129,000, respectively. Sales in Europe were $1,487,000 and $850,000 for the six months ended December 31, 1998 and 1997, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, increased to 35% for the six months ended December 31, 1998 as compared to 26% for the same period in 1997. The increase was primarily due to a charge taken in the first quarter related to ONCASPAR finished goods on hand and in the distribution pipeline, as well as increased ONCASPAR production costs. The increased write-off of ONCASPAR finished goods was attributable to the manufacturing problems encountered in 1998.

Research and Development. Research and development expenses for the six months ended December 31, 1998 decreased by 17% to $3,423,000 from $4,133,000 for the same period in 1997. The decrease in research and development expenses was due to the reduction in clinical trial costs, as a result of the completion of a Phase Ib clinical trial for PEG-hemoglobin. Clinical costs are anticipated to increase in future quarters as PEG-camptothecin enters clinical trials. Due to the significant costs associated with the development of this product, the Company is currently looking for a medical institution or commercial partner to bring this product into Phase II clinical trials

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1998 increased by 29% to $3,644,000, as compared to $2,827,000 for the same period in 1997. The increase is due to increased investor and public relation activities and increased legal fees.

Other Income/Expense. Other income/expense increased by $382,000 to $635,000 for the six months ended December 31, 1998 as compared to $253,000 for the same period last year. The increase was attributable to an increase in interest income due to an increase in interest bearing investments.

Liquidity and Capital Resources

     Enzon had $23,736,000 in cash and cash equivalents as of December 31, 1998. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     The Company's cash reserves as of December 31, 1998 increased by $17,257,000 from June 30, 1998. The increase in cash reserves was principally due to net proceeds of approximately $17,550,000 received upon completion of a private placement during July 1998 in which the Company sold 3,983,000 shares of Common Stock to a small group of investors.

     The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received in January 1995. Under the agreement, as amended, royalties will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through December 31, 1998, an aggregate of $4,445,000 in royalties payable by RPR have been offset against the original credit.

     As of December 31, 1998, 942,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") have been converted into 3,097,955 shares of the Company's common stock (the "Common Stock"). Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,824,000 were settled by the issuance of 235,231 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of December 31, 1998, there were $1,877,000 of unpaid dividends in arrears on the Series A Preferred Stock. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Stock at the rate of $214,000 per year.

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

Year 2000

     The Company has completed a review of its business systems, including its computer systems and manufacturing equipment, and has queried its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. Based on this review, the Company has implemented a plan to achieve year 2000 compliance. The Company believes that it will achieve year 2000 compliance no later than September 1999 in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems and with suppliers and other third parties, although such plans have not yet been determined. The Company expects to have completed much contingency planning by June 1999. Year 2000 compliance is not expected to have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company estimates the total cost (including historical costs to date) of its year 2000 efforts to be approximately $400,000. The total cost estimate is based on management's current assessment and is subject to change.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II OTHER INFORMATION

Item 2. Changes in Securities

     On July 21, 1998, the Company issued a warrant to purchase 200,000 shares of Common Stock at an exercise price of $6.50 per share to a consultant. The warrant was issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.


Item 4. Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of stockholders was held on December 1, 1998.

     (b) The directors elected at the annual meeting were Rolf A. Classon and Robert LeBuhn. The term of office as a director for each of Dr. Rosina B. Dixon, Dr. David W. Golde, A.M. "Don" MacKinnon, Randy H. Thurman and Peter G. Tombros continued after the annual meeting.

     (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below.

     (i) The stockholders voted 21,833,748 shares in favor and 433,931 shares against with respect to the election of Rolf A. Classon as a Class III director of the Company and 22,152,229 shares in favor and 115,450 shares against with respect to the election of Robert LeBuhn as a Class III director of the Company. Broker non-votes were not applicable.

     (ii) The  stockholders  voted  21,335,982  shares in favor,  760,448 shares against  with  respect to a  proposal  to approve  amendments  to the  Company's
Non-Qualified  Stock  Option  Plan,  as  amended.   Broker  non-votes  were  not
applicable.

     (iii) The stockholders voted 21,981,048 shares in favor and 286,631 against with respect to a proposal to ratify the selection of KPMG LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 1999. Broker non-votes were not applicable.

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


     (b)  Reports on Form 8-K

          On November 4, 1998, the Company filed with the Commission a Current Report on Form 8-K dated November 2, 1998, related to an agreement with the FDA for temporary labeling and distribution modifications for ONCASPAR(R), due to the recent observation that particulate matter has formed in some ONCASPAR vials. The Company will distribute ONCASPAR directly to patients on an as needed basis during the temporary period.

          On December 7, 1998, the Company filed with the Commission a Current Report on Form 8-K dated November 20, 1998, related to the advancement of PEG-Intron A(R), a long-acting dose formulation of Schering-Plough's Intron A(R), into Phase III clinical trials for chronic myelogenous leukemia.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ENZON, INC.
                                            (Registrant)



Date: February 12, 1999                     By: /s/Peter G. Tombros
                                                ---------------------------
                                                Peter G. Tombros
                                                President and Chief Executive
                                                  Officer


                                            By: /s/Kenneth J. Zuerblis
                                                ---------------------------
                                                Kenneth J. Zuerblis
                                                Vice President, Finance and
                                                  Chief Financial Officer