Form 10-Q
period 1999-03-31
ENZON INC
filed 1999-05-14
CIK 727510

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1999                     Commission File No. 0-12957
                  --------------                                         -------

                                     [LOGO]
                                   ENZON, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                           22-2372868
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

20 Kingsbridge Road, Piscataway, New Jersey                      08854
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

Yes [X]  No[_]

The number of shares of common stock, $.01 par value, outstanding as of May 4, 1999 was 36,277,050 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 1999 and June 30, 1998

                                                                                          March 31,              June 30,
ASSETS                                                                                      1999                   1998
                                                                                       -------------------------------------
                                                                                        (unaudited)                  *
Current assets:
  Cash and cash equivalents                                                            $  24,794,351           $   6,478,459
  Accounts receivable                                                                      4,563,937               2,300,046
  Inventories                                                                              1,267,379               1,022,530
  Other current assets                                                                       552,148                 447,952
                                                                                       -------------           -------------
     Total current assets                                                                 31,177,815              10,248,987
                                                                                       -------------           -------------
Property and equipment                                                                    12,607,596              15,134,075
  Less accumulated depreciation and amortization                                          11,179,379              13,368,330
                                                                                       -------------           -------------
                                                                                           1,428,217               1,765,745
                                                                                       -------------           -------------
Other assets:
  Investments                                                                                 69,032                  69,002
  Other assets, net                                                                          699,673                 464,747
  Patents, net                                                                             1,085,390               1,192,897
                                                                                       -------------           -------------
                                                                                           1,854,095               1,726,646
                                                                                       -------------           -------------
Total assets                                                                           $  34,460,127           $  13,741,378
                                                                                       =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $   2,130,338           $   1,711,856
  Accrued expenses                                                                         4,715,843               4,375,822
                                                                                       -------------           -------------
     Total current liabilities                                                             6,846,181               6,087,678
                                                                                       -------------           -------------
  Accrued rent                                                                               641,008                 727,160
  Royalty advance - RPR                                                                      711,742                      --
                                                                                       -------------           -------------
                                                                                           1,352,750                 727,160
                                                                                       -------------           -------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01  par  value, authorized 3,000,000 shares:
  issued and outstanding  107,000 shares at March 31, 1999
  and June 30, 1998  (liquidation preference aggregating
  $2,675,000 at March 31, 1999 and June 30, 1998)                                              1,070                   1,070
  Common stock-$.01 par value, authorized 60,000,000 shares:
  issued and outstanding 36,269,612 shares at March 31, 1999
  and 31,341,353 shares at June 30, 1998                                                     362,696                 313,414
  Additional paid-in capital                                                             146,165,216             123,453,874
  Accumulated deficit                                                                   (120,267,786)           (116,841,818)
                                                                                       -------------           -------------
Total stockholders' equity                                                                26,261,196               6,926,540
                                                                                       -------------           -------------
Total liabilities and stockholders' equity                                             $  34,460,127           $  13,741,378
                                                                                       =============           =============

*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           Three Months and Nine Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                     Three months ended                    Nine months ended
                                                                     ------------------                    -----------------
                                                                March 31,          March 31,         March 31,           March 31,
                                                                 1999                1998              1999                1998
                                                           -------------------------------------------------------------------------
Revenues
  Sales                                                       $  3,136,325       $  2,591,785       $  9,854,438       $  9,196,260
  Contract revenue                                                  11,871             18,039             79,346          2,330,648
                                                              ------------       ------------       ------------       ------------
     Total revenues                                              3,148,196          2,609,824          9,933,784         11,526,908
                                                              ------------       ------------       ------------       ------------
Costs and expenses
  Cost of sales                                                  1,305,135            640,874          3,643,931          2,380,264
  Research and development expenses                              1,683,070          2,356,143          5,105,981          6,488,850
  Selling, general and administrative expenses                   1,889,054          1,449,117          5,532,709          4,275,801
                                                              ------------       ------------       ------------       ------------
     Total costs and expenses                                    4,877,259          4,446,134         14,282,621         13,144,915
                                                              ------------       ------------       ------------       ------------
       Operating loss                                           (1,729,063)        (1,836,310)        (4,348,837)        (1,618,007)
                                                              ------------       ------------       ------------       ------------
Other income (expense)
  Interest and dividend income                                     270,265            111,351            873,146            376,914
  Interest expense                                                    (293)            (2,459)            (8,348)           (13,364)
  Other                                                             18,237                 --             58,071             (1,845)
                                                              ------------       ------------       ------------       ------------
                                                                   288,209            108,892            922,869            361,705
                                                              ------------       ------------       ------------       ------------
     Net loss                                                 ($ 1,440,854)      ($ 1,727,418)      ($ 3,425,968)      ($ 1,256,302)
                                                              ============       ============       ============       ============
Basic and Diluted loss per common share                       ($      0.04)      ($      0.06)      ($      0.10)      ($      0.05)
                                                              ============       ============       ============       ============

Weighted average number of common shares
  issued and outstanding and dilutive potential
  common shares                                                 36,126,933         31,200,750         35,500,185         31,012,402
                                                              ============       ============       ============       ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                                Nine Months Ended

                                                                                      Nine Months Ended
                                                                            -----------------------------------
                                                                              March 31,              March 31,
                                                                                1999                   1998
                                                                            -----------------------------------
Cash flows from operating activities:
  Net loss                                                                  ($ 3,425,968)          ($ 1,256,302)
  Adjustment for depreciation and amortization                                   686,729                948,381
  (Loss) gain on retirement of equipment                                         (39,834)                 1,845
  Non-cash expense for issuance of common stock and stock options              1,197,528                155,197
  Decrease in accrued rent                                                       (86,152)              (103,085)
  Decrease in royalty advance - RPR                                             (110,506)              (965,636)
  Changes in assets and liabilities                                           (1,267,141)            (2,053,567)
                                                                            ------------           ------------
  Net cash used in operating activities                                       (3,045,344)            (3,273,167)
                                                                            ------------           ------------
Cash flows from investing activities:
  Capital expenditures                                                          (331,732)              (124,977)
  Proceeds from sale of equipment                                                129,872                 83,129
                                                                            ------------           ------------
  Net cash used in investing activities                                         (201,860)               (41,848)
                                                                            ------------           ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                 21,563,096              1,629,233
  Principal payments of obligation under capital leases                               --                 (1,728)
                                                                            ------------           ------------
  Net cash provided by financing activities                                   21,563,096              1,627,505
                                                                            ------------           ------------

  Net increase (decrease) in cash and cash equivalents                        18,315,892             (1,687,510)
  Cash and cash equivalents at beginning of period                             6,478,459              8,315,752
                                                                            ------------           ------------
  Cash and cash equivalents at end of period                                $ 24,794,351           $  6,628,242
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

         Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the three and nine months ended March 31, 1999 and 1998. The net loss of $1,441,000 and $1,727,000, recorded for the three months ended March 31, 1999 and 1998 and the net loss of $3,426,000 and $1,256,000 recorded for the nine months ended March 31, 1999 and 1998, respectively, are in each case equal to the comprehensive loss for those periods.

(2)  Loss Per Share

     Basic loss per common share is based on the net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $54,000 for each of the three months ended March 31, 1999 and 1998, and $161,000 and $162,000 for the nine months ended March 31, 1999 and 1998, respectively, divided by the weighted average number of common shares issued and outstanding during the period.

     Diluted loss per common share for the three and nine months ended March 31, 1999 and 1998, is based on the net loss for the relevant period adjusted for cumulative undeclared preferred stock dividends of $54,000 for each of the three months ended March 31, 1999 and 1998, and $161,000 and $162,000 for the nine months ended March 31, 1999 and 1998, respectively, divided by the weighted average number of common shares issued and outstanding during the period. The exercise or conversion of all dilutive potential common shares is not included, due to the net loss recorded for the three and nine months ended March 31, 1999 and 1998. As of March 31, 1999, the Company had approximately 6,070,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(3)  Inventories

     The composition of inventories at March 31, 1999 and June 30, 1998 is as follows:

                                   March 31,           June 30,
                                     1999                1998
                                  ----------          ----------
         Raw materials              $654,000            $510,000
         Work in process             425,000             398,000
         Finished goods              188,000             115,000
                                  ----------          ----------
                                  $1,267,000          $1,023,000
                                  ==========          ==========

(4)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $8,000 and $13,000 for the nine months ended March 31, 1999 and 1998, respectively. There were no income tax payments made for the nine months ended March 31, 1999 and 1998.

     There were no conversions of Series A Preferred Stock during the nine months ended March 31, 1999. During the nine months ended March 31, 1998, 1,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 2,272 shares of Common Stock. Accrued dividends of $15,000 on the Series A Preferred Stock that was converted during the nine months ended March 31, 1998, were settled by issuing 1,358 shares of Common Stock and cash payments totaling $10 for fractional shares.

(5)  Stockholders' Equity

     In July 1998, the Company sold 3,983,000 shares of Common Stock in a private placement to a small group of investors. The private placement resulted in gross proceeds of approximately $18,919,000 and net proceeds of approximately $17,550,000.

     During the nine months ended March 31, 1999, 150,000 warrants were exercised to purchase 150,000 shares of the Company's Common Stock at $2.50 per share. These warrants were issued during the year ended June 30, 1996, as part of the commission due to a real estate broker in connection with the termination of the Company's former lease at 40 Kingsbridge Road.

     During the nine months ended March 31, 1999, the Company issued 200,000 five-year warrants to purchase Enzon Common Stock at $6.50 per share, the closing price of the common stock on the date of grant. The warrants are consideration for services to be rendered through February 2002. The estimated fair value of the warrants of approximately $917,000 is included as a component of other assets with the corresponding current portion included in other current assets on the accompanying balance sheet and will be amortized over the service period of three years.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(6)  Non-Qualified Stock Option Plan

     During the nine months ended March 31, 1999, the Company issued 451,000 stock options at an average exercise price of $9.65 per share under the Company's Non-Qualified Stock Option Plan, as amended, of which 198,000 were granted to executive officers of the Company as part of a bonus plan for the year ended June 30, 1998. None of the options granted during the period are exercisable as of March 31, 1999. All options were granted with exercise prices that equaled the fair market value of the underlying stock on the date of grant.

(7)  Commitments and Contingencies

     The Company is being sued by a former financial advisor, LBC Capital Resources, Inc. ("LBC"), which is asserting that under a May 2, 1995, letter agreement ("Letter Agreement") between Enzon and LBC, LBC was entitled to a commission in connection with the Company's January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of Enzon common stock at an exercise price of $2.50 per share. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of Enzon common stock when and if any of the warrants obtained pursuant to the private placements are exercised. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the Letter Agreement. The Company believes that no such commission was due under the Letter Agreement and denies any liability under the Letter Agreement. The Company intends to defend this lawsuit vigorously.

     In the course of normal operations, the Company is subject to the marketing and manufacturing regulations as established by the Food and Drug Administration ("FDA"). During the nine months ended March 31, 1999, the Company and the FDA agreed to temporary labeling and distribution modifications for ONCASPAR due to increased levels of particulates in certain batches of ONCASPAR, which were manufactured by the Company. The Company, rather than Rhone-Poulenc Rorer ("RPR"), will temporarily distribute ONCASPAR directly to patients, on an as needed basis, in order to institute the additional inspection and labeling procedures prior to distribution. Upon resolution of the existing manufacturing problem, it is expected that RPR will resume the normal distribution of ONCASPAR. This manufacturing problem is isolated only to ONCASPAR. The Company is currently engaged in an extensive review of its manufacturing procedures for this product. The Company is unable to predict what, if any, impact this matter will have on future sales of ONCASPAR.

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

Results of Operations

Three months ended March 31, 1999 vs. Three months ended March 31, 1998

Revenues. Revenues for the three months ended March 31, 1999 increased by 21% to $3,148,000 as compared to $2,610,000 for the same period in 1998. The components of revenues are sales, which consist of sales of the Company's two Food and Drug Administration ("FDA") approved products and royalties on the sales of the Company's products by others, and contract revenues. Sales increased by 21% to $3,136,000 for the three months ended March 31, 1999 as compared to $2,592,000 for the same period in the prior year due to increased revenues from ADAGEN(R) and ONCASPAR(R). During 1998, the Company encountered a manufacturing problem with ONCASPAR, and as a result, instituted a temporary labeling change and a revised distribution method for the product under which the Company, rather than Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), is distributing ONCASPAR directly to patients on an "as-needed" basis. As a result of these changes, the Company recorded the full sales price of the product during the quarter ended March 31, 1999, as opposed to royalty and manufacturing revenues from RPR, resulting in higher sales for the quarter. The increase in ONCASPAR sales was also due to an increase in the number of vials sold during the quarter ended March 31, 1999 as compared to the prior year. Upon resolution of the existing manufacturing problem, it is expected that RPR will resume the normal distribution of ONCASPAR. This manufacturing problem is isolated to ONCASPAR only. ADAGEN sales for the three months ended March 31, 1999 and 1998 were $2,802,000 and $2,497,000, respectively. The increase in ADAGEN sales is the result of an increase in third party reimbursement levels for the product as compared to the prior year. During the three months ended March 31, 1999 and 1998, the Company had export sales of $674,000 and $823,000, respectively. Sales in Europe were $520,000 and $697,000 for the three months ended March 31, 1999 and 1998, respectively. Contract revenue for the three months ended March 31, 1999 decreased to $12,000, as compared to $18,000 for the same period in the prior year.

     The Company expects sales of ADAGEN to increase at comparable rates to those achieved during the last two years as additional patients are treated. The Company also anticipates that future sales of ONCASPAR may be at reduced levels until the manufacturing issue, previously discussed, is resolved. There can be no assurance that any particular sales levels of ONCASPAR or ADAGEN will be achieved or maintained.

Cost of Sales. Cost of sales, as a percentage of sales, increased to 42% for the three months ended March 31, 1999, as compared to 25% for the three months ended March 31, 1998. The increase was primarily due to ONCASPAR manufacturing problems which resulted from an increased rejection rate for this product. Additionally, during the quarter ended March 31, 1999 the Company's charge for idle capacity increased over the prior year. During the quarter ended March 31, 1999, the Company utilized approximately 19% of its manufacturing capacity for the production of its approved products, as compared to 39% for the comparable quarter in 1998.

Research and Development. Research and development expenses for the three months ended March 31, 1999 decreased by 29% to $1,683,000 from $2,356,000 for the same period in 1998. The decrease in research and development expenses resulted from
(i) a decrease in facility costs resulting from the elimination of a leased facility and the consolidation of research and development operations and (ii) a decline in clinical trial costs. The decrease in clinical trial costs was a result of the completion of a Phase Ib clinical trial for PEG-hemoglobin. Clinical costs are anticipated to increase in future quarters as PEG-camptothecin enters Phase I clinical trials. Due to the significant costs associated with the development of PEG-hemoglobin, the Company is currently looking for a medical institution or commercial partner to bring this product into Phase II clinical trials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 increased by $440,000 to $1,889,000, as compared to $1,449,000 for the same period in 1998.
The increase was primarily due to an increase in marketing and distribution costs for ONCASPAR. Due to the changes in distribution previously discussed, the Company is currently responsible for all marketing and distribution for this product. These costs were the responsibility of the Company's marketing partner, RPR, in the previous year.

Other Income/Expense. Other income/expense increased by $179,000 to $288,000 for the three months ended March 31, 1999 as compared to $109,000 for the same period last year. The increase was primarily attributable to an increase in interest income due to an increase in interest bearing investments.

Nine months ended March 31, 1999 vs. Nine months ended March 31, 1998

Revenues. Revenues for the nine months ended March 31, 1999 decreased by 14% to $9,934,000 as compared to $11,527,000 for the same period in 1998. The components of revenues are sales and contract revenues. Sales increased to $9,854,000 for the nine months ended March 31, 1999 as compared to $9,196,000 for the same period in the prior year, due to an increase in ADAGEN and ONCASPAR sales. ADAGEN sales increased by approximately 10%, due to an increase in patients receiving ADAGEN treatment and an increase in ADAGEN reimbursement levels from the prior year. ONCASPAR revenues increased due to the Company taking over the marketing and distribution of the product from RPR as a result of the aforementioned manufacturing problem. ADAGEN sales for the nine months ended March 31, 1999 and 1998 were $8,231,000 and $7,491,000, respectively. The increase in sales was offset by a decrease in contract revenue. Contract revenue for the nine months ended March 31, 1999 decreased to $79,000, as compared to $2,331,000 in 1998. The decrease was principally due to the timing of milestone payments received under the Company's licensing agreement for PEG-Intron A with Schering-Plough Corporation ("Schering-Plough"). During the nine months ended March 31, 1998, the Company recognized $2,200,000 in milestone payments received as a result of Schering-Plough's advancing PEG-Intron A into its first Phase III clinical trial. PEG-Intron A is a modified form of Schering-Plough's INTRON(R)A (interferon alfa-2b, recombinant), developed by Enzon to have longer-acting properties. Under the Company's licensing agreement, Enzon is entitled to royalties on product sales and has the option to become Schering-Plough's exclusive manufacturer of PEG-Intron A for the U.S. market. During the nine months ended March 31, 1999 and 1998, the Company had export sales of $2,397,000 and $1,952,000, respectively. Sales in Europe were $1,800,000 and $1,545,000 for the nine months ended March 31, 1999 and 1998, respectively.

Cost of Sales. Cost of sales, as a percentage of sales, increased to 37% for the nine months ended March 31, 1999 as compared to 26% for the same period in 1998. The increase was primarily due to a charge taken in the first quarter 1999 related to a write-off of ONCASPAR finished goods on hand and in the distribution pipeline, as well as increased ONCASPAR production costs. The increased write-off of ONCASPAR finished goods was attributable to the manufacturing problems previously discussed.

Research and Development. Research and development expenses for the nine months ended March 31, 1999 decreased by 21% to $5,106,000 from $6,489,000 for the same period last year. The decrease in research and development expenses resulted from (i) a decrease in facility costs resulting from the elimination of a leased facility and the consolidation of research and development operations and (ii) a decline in clinical trial costs. The decrease in clinical trial costs, was a result of the completion of a Phase Ib clinical trial for PEG-hemoglobin

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 1999 increased by 29% to $5,533,000, as compared to $4,276,000 for the same period in 1998. The increase was principally due to (i) increased investor and public relation activities, (ii) increased legal fees, related to patent infringement and other litigation, as well as ongoing arbitration proceedings, and (iii) increased marketing and distribution expenses for ONCASPAR, caused by the change in distribution of this product previously discussed.

Other Income/Expense. Other income/expense increased by $561,000 to $923,000 for the nine months ended March 31, 1999 as compared to $362,000 for the same period last year. The increase was attributable to an increase in interest income due to an increase in interest bearing investments.

Liquidity and Capital Resources

     Enzon had $24,794,000 in cash and cash equivalents as of March 31, 1999. The Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     The Company's cash reserves as of March 31, 1999 increased by $18,316,000 from June 30, 1998. The increase in cash reserves was principally due to net proceeds of approximately $17,550,000 received upon completion of a private placement during July 1998 in which the Company sold 3,983,000 shares of Common Stock to a small group of investors.

     The Company's exclusive U.S. marketing rights license with RPR for ONCASPAR provides for a payment of $3,500,000 in advance royalties which was received in January 1995. Under the agreement, as amended, royalties will be offset against a credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long term liability with the corresponding current portion included in accrued expenses on the consolidated condensed balance sheets and will be reduced as royalties are recognized under the agreement. Through March 31, 1999, an aggregate of $4,445,000 in royalties payable by RPR have been offset against the original credit.

     As of March 31, 1999, 942,808 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") have been converted into 3,097,955 shares of the Company's Common Stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $1,824,000 were settled by the issuance of 235,231 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Stock. As of March 31, 1999, there were $1,931,000 of unpaid dividends in arrears on the Series A Preferred Stock. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Stock at the rate of $214,000 per year.

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

Year 2000

     The Company has completed a review of its business systems, including its computer systems and manufacturing equipment, and has queried its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. Based on this review, the Company has implemented a plan to achieve year 2000 compliance. The Company believes that it will achieve year 2000 compliance no later than September 1999 in a manner which will be non-disruptive to its operations. In addition, the Company has commenced work on various types of contingency planning to address potential problem areas with internal systems and with suppliers and other third parties, although such plans have not yet been determined. The Company expects to have completed a substantial portion of this contingency planning by June 1999. Year 2000 compliance is not expected to have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow. The Company estimates the total cost (including historical costs to date) of its year 2000 efforts to be approximately $400,000. The total cost estimate is based on management's current assessment and is subject to change.

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


(b)  Reports on Form 8-K

     On January 15, 1999, the Company filed with the Commission a Current Report on Form 8-K dated December 14, 1998, related to a patent infringement suit filed by the Company, in New Jersey Federal Court, against Shearwater Polymers, Inc. for infringement of U.S. Patent 5,643,575, one of the patents which covers the Company's second generation PEG technology.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENZON, INC.
                                            -----------
                                            (Registrant)



Date: May 10, 1999                          By: /s/Peter G. Tombros
                                               --------------------------
                                            Peter G. Tombros
                                            President and Chief Executive
                                             Officer



                                            By: /s/Kenneth J. Zuerblis
                                               --------------------------
                                            Kenneth J. Zuerblis
                                            Vice President, Finance and
                                             Chief Financial Officer