Form 10-K/A
period 1999-06-30
ENZON INC
filed 1999-11-01
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------
                                   FORM 10-K/A
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                              ---------------------

                                                             Commission
For the fiscal year ended June 30, 1999                      File Number 0-12957

              (Graphic Ommitted)       ENZON, INC.
              -----------------------------------------------------
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

     The Index to Exhibits appears on page 34.

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

                                   ENZON, INC.

                          1999 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----

                                     PART I
Item 1.  Business                                                                               3
Item 2.  Properties                                                                            20
Item 3.  Legal Proceedings                                                                     20
Item 4.  Submission of Matters to a Vote of Security Holders                                   20

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters             21
Item 6.  Selected Financial Data                                                               22
Item 7.  Management's Discussion and Analysis of Financial                                     22
           Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk                            32
Item 8.  Financial Statements and Supplementary Data                                           32
Item 9.  Changes in and Disagreements With Accountants on Accounting and                       32
           Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                                    33
Item 11. Executive Compensation                                                                33
Item 12. Security Ownership of Certain Beneficial Owners and Management                        33
Item 13. Certain Relationships and Related Transactions                                        33

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                       34


          The  following  trademarks  and  service  marks  appear in this Annual
          Report: ADAGEN(R), ONCASPAR(R) and PROTHECAN(R) are registered trademarks of Enzon, Inc.; SCA(R) is a registered trademark of SCA Ventures Inc., formerly Enzon Labs Inc.; Elspar(R) is a registered trademark of Merck & Co., Inc; INTRON(R) A is a registered trademark of Schering-Plough Corporation; REBETRON(TM) and PEG-Intron(TM) are trademarks of Schering-Plough Corporation; REBETOL(R) is a registered trademark of ICN Pharmaceuticals, Inc.; Hycamtin is a trademark of SmithKline Beecham plc; Camptosar(R) is a registered trademark of Rhone-Poulenc Rorer Pharmaceuticals Inc.; Roferon(R)-A is a registered trademark of Hoffmann-LaRoche, Inc. and Pegasys(TM) is a trademark of Hoffman-LaRoche.

                                     PART I

Item 1. BUSINESS

Overview

     Enzon, Inc. ("Enzon" or the "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its two proprietary technologies: (i) polyethylene glycol ("PEG") Modification or the PEG Process and (ii) single-chain antigen-binding ("SCA(R)") proteins. Enzon is focusing its internal research activities on applying its proprietary technologies to compounds of known therapeutic efficacy in order to enhance the performance of these compounds. The Company is commercializing its proprietary technologies by developing products internally and in cooperation with strategic partners. To date, the Company and its partners have successfully commercialized two products, ONCASPAR(R) and ADAGEN(R) (described below). The Company currently has two products in clinical development as well as several compounds in preclinical development and has established more than 15 strategic alliances and license relationships for the development of products using the Company's proprietary technologies. The Company believes that its partners are dedicating substantial resources to the development of products which incorporate Enzon's proprietary technologies. These efforts include the development of PEG-Intron(TM), a PEG modified version of Schering-Plough Corporation's ("Schering-Plough") product and INTRON(R) A (interferon alfa 2b), a genetically-engineered anticancer-antiviral drug. Schering-Plough is currently conducting late stage clinical trials for PEG-Intron in several indications.

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

     Information contained in this Annual Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," " may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the section entitled Risk Factors, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

          Scientists at the Dana-Farber Cancer Institute and the University of Alabama are conducting research utilizing SCA proteins called intrabodies. These are SCA proteins produced in an intracellular environment (inside the cell) via gene therapy. The Dana-Farber Cancer Institute is studying the use of a very specific intrabody for HIV/AIDS while the University of Alabama is studying a separate intrabody for ovarian cancer targeted to the erbB-2 receptor. Animal data generated from these studies have revealed that SCA proteins produced through intracellular expression can provide an important therapeutic response. The University of Alabama has completed a Phase I trial and the Dana-Farber Cancer Institute expects to initiate its trial shortly.

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

     For many years camptothecin has been known to be a very effective oncolytic agent with drug delivery problems. Recently, camptothecin derivatives, Hycamtin and Camptosar(R), have been approved by the FDA. While these two new products improved the solubility of camptothecin, the efficacy rate on the compounds is relatively low. The Company believes that its Pro Drug/Transport Technology has additional delivery advantages and increased therapeutic value over the compounds on the market.

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


Corporate Partner                      Agreement Date      Product                     Disease or Indication         Program Status
-----------------                      --------------      -------                     ---------------------         --------------
Alexion Pharmaceuticals, Inc.          May 1996           Complement                     Cardiopulmonary               Phase IIb
                                                          Protein C5                     bypass and myocar-
                                                                                         dial infarction

Baxter Healthcare Corporation           November 1992     SCA proteins                   Cancer                        Research

Bristol-Myers Squibb Company            September 1993/   SCA proteins                   All Therapeutics              Research
                                        July 1994

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

Item 2. Properties

     The Company owns no real property. The following are all of the facilities that Enzon currently leases:

                                                       Approx.            Approx.
                                Principal              Square             Annual           Lease
     Location                   Operations             Footage             Rent         Expiration
     --------                   ----------             -------             ----         ----------
 20 Kingsbridge Road       Research & Development      56,000           $496,000(1)    June 15, 2007
 Piscataway, NJ            and Administrative

 300 Corporate Ct.         Manufacturing                24,000           183,000       March 31, 2007
 South Plainfield, NJ

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

Consolidated Statement of Operations Data:

                                                   Year Ended June 30
                     -------------------------------------------------------------------------------------
                        1999              1998             1997              1996                  1995
                        ----              ----             ----              ----                  ----
Revenues            $13,158,207        $14,644,032    $ 12,727,052       $ 12,681,281         $ 15,826,437
Net Loss            $(4,919,208)       $(3,617,133)   $   (457,025)      $ (5,175,279)        $ (6,291,491)
Net Loss per Share  $     (0.14)       $     (0.12)   $      (0.16)      $       (.20)        $       (.26)
Dividends on
Common Stock               None               None            None               None                 None

Consolidated Balance Sheet Data:

                                                        June 30,
                     ----------------- -------------------------------------------------------------------
                        1999               1998           1997               1996                  1995
                        ----               ----           ----               ----                  ----
Total Assets        $34,916,315        $13,741,378    $ 16,005,278       $ 21,963,856         $ 19,184,042
Long-Term           $        --        $        --    $         --       $      1,728         $      4,076
  Obligations


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

     The Company's Amended RPR License Agreement for ONCASPAR provided for a payment of $3,500,000 in advance royalties which was received from RPR in January 1995. Royalties due under the Amended RPR License Agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability, with the corresponding current portion included in accrued expenses on the consolidated balance sheets and to be reduced as royalties are recognized under the agreement. Through June 30, 1999, an aggregate of $4,380,000 in royalties payable by RPR has been offset against the original credit.

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

Risk Factors

     We have incurred a significant accumulated deficit and it is uncertain whether we will ever be profitable. We were originally incorporated in 1981. So far we have obtained our cash from the sale of our stock through public offerings and private placements, sales of our FDA approved products, ADAGEN(R) and ONCASPAR(R), sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. At June 30, 1999, we had an accumulated deficit of approximately $121,761,000. We expect to incur operating losses for the foreseeable future. So far the only products we have which have received marketing approval in the United States by the FDA are ADAGEN and ONCASPAR. ADAGEN was approved in March 1990 and ONCASPAR was approved in February 1994. ONCASPAR has also been approved for marketing in Canada, Germany and Russia.

     During 1998 we began to experience manufacturing problems with ONCASPAR. The problems were due to an increase in the levels of particulates in batches of ONCASPAR which resulted in an increased rejection rate for this product. During fiscal 1999, these manufacturing problems caused us to agree with the FDA to temporary labeling and distribution modifications for ONCASPAR. We took over distribution of ONCASPAR from RPR and distributed ONCASPAR directly to patients on an as-needed basis. We also instituted additional inspection and labeling procedures prior to distribution. During May 1999 we were required by the FDA to limit distribution of ONCASPAR to only those patients who are hypersensitive to native L-asparaginase.

     We have been able to manufacture several batches of ONCASPAR which contain acceptable levels of particulates and we anticipate a final resolution of the problem during fiscal 2000. We expect that RPR will resume distribution of ONCASPAR at that time. We can not give any assurance that this solution will be acceptable to the FDA. If we cannot resolve this problem to the satisfaction of the FDA it is possible that the FDA may not permit us to continue to distribute this product. If we cannot market and distribute ONCASPAR for an extended period, it could have a material adverse impact on future ONCASPAR sales.

     We won't be able to achieve profitable operations on a continuing basis, unless we are able, either alone or through our partners, to successfully manufacture, market and sell our ADAGEN and ONCASPAR products and our other products which are under development. These products are in various stages of development, and it may take a long time for these products to achieve regulatory approval and be marketed. We cannot be sure that these products will ever be approved or marketed successfully. You should be aware that a biopharmaceutical company such as ours faces significant difficulties in being successful, especially in view of the intense competition we face in the pharmaceutical industry. We cannot assure that our plans will either materialize or prove successful, that our products under development will be successfully developed, or that our products will generate revenues sufficient to enable us to achieve profitability.

     We are dependent upon outside suppliers for crucial raw materials which could be difficult or expensive to replace. We purchase the unmodified compounds utilized in our approved products and products under development from outside suppliers. We may be required to enter into supply contracts with outside suppliers for certain unmodified compounds. We don't produce the unmodified adenosine deaminase used in the manufacture of ADAGEN, the unmodified forms of L-asparaginase used in the manufacture of ONCASPAR and the unmodified camptothecin used in our PROTHECAN(R) product which is under development. We have a supply contract with an outside supplier for the supply of each of these unmodified compounds. If we experience a delay in obtaining or are unable to obtain any unmodified compound, including unmodified adenosine deaminase, unmodified L-asparaginase, or unmodified camptothecin on reasonable terms, or at all, it could have a material adverse effect on our business, financial condition and results of operations. If we are required to obtain an alternate source for an unmodified compound utilized in a product which is being sold commercially or which is in clinical development, the FDA and relevant foreign regulatory agencies will likely require that we perform additional testing to demonstrate that the alternate material is biologically and chemically equivalent to the unmodified compound previously used. This testing would cause delays and additional expenses. Such evaluations could include chemical, pre-clinical and clinical studies and could delay development of a product which is in clinical trials, limit commercial sales of an approved product and cause us to incur significant additional expenses. If we are unable to demonstrate that such alternate material is chemically and biologically equivalent to the previously used unmodified compound, we will likely be required to repeat some or all of the pre-clinical and clinical trials conducted for such compound. The marketing of an FDA approved drug could be disrupted while such tests are conducted. Even if the alternate material is shown to be chemically and biologically equivalent to the previously used compound, the FDA or relevant foreign regulatory agency may require that we conduct additional clinical trials with such alternate material.

     We face challenges protecting our proprietary technology and others could claim that we infringe upon their intellectual property rights. We have been licensed, and been issued, a number of patents in the United States and other countries and we have other patent applications pending to protect our proprietary technology. Although we believe that our patents provide certain protection from competition, we cannot assure that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition we cannot assure that additional United States patents or foreign patent equivalents will be issued to us. The scope of patent claims for biotechnological inventions is uncertain and our patents and patent applications are subject to this uncertainty. We are aware of certain issued patents and patent applications belonging to third parties, and there may be other patents and patent applications, containing subject matter which we or our licensees or collaborators may require in order to research, develop or commercialize at least some of our products. We cannot assure that licenses under such patents and patent applications will be available on acceptable terms or at all. If we cannot obtain such licenses, we or our partners could encounter delays in product market introductions while we attempt to design around such patents or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. If we obtain such licenses we will in all likelihood be required to make royalty and other payments to the licensors, thus reducing the profits we realize from the products covered by such licenses.

     We are aware that certain organizations are engaging in activities that infringe certain of our PEG technology and SCA patents. We cannot assure that we will be able to enforce our patent and other rights against such organizations. We expect that there may be significant litigation in the industry regarding patents and other proprietary rights and, if we were to become involved in such litigation, it could consume a substantial amount of our resources. In addition, we rely heavily on our proprietary technologies for which pending patent applications have been filed and on unpatented know-how we have developed. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, we cannot assure that others may not independently develop the same or similar technologies. Although we have taken steps to protect our trade secrets and unpatented know-how, third-parties nonetheless may gain access to such information. We have two research and license agreements with The Green Cross Corporation ("Green Cross") regarding rHSA. We are currently in arbitration to resolve the amount of royalties to which we are entitled under these agreements. In April 1998, Yoshitomi Pharmaceutical Industries, Ltd. ("Yoshitomi"), the successor to Green Cross' business, filed documents in such arbitration seeking a declaratory judgment that under its agreement with us no royalties are payable. If we get an adverse decision from such an arbitration proceeding it could result in a material adverse effect to our future business, financial condition and results of operations.

     Research Corporation Technologies, Inc. ("Research Corporation") held the original patent upon which the PEG Process is based and had granted us a license under such patent. Research Corporation's patent for the PEG Process in the United States and its corresponding foreign patents have expired. Although we have obtained several improvement patents in connection with the PEG Process, we cannot assure that any of these patents will enable us to prevent infringement or that competitors will not develop competitive products outside the protection that may be afforded by our patents. We are aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins and other compounds. Based upon the expiration of the Research Corporation patent, other parties will be permitted to make, use, or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We cannot assure that the expiration of the Research Corporation patent will not have a material adverse effect on our business, financial condition and results of operations.

     We have limited sales and marketing experience and are dependent on our marketing partners. Other than ADAGEN, which we market on a worldwide basis to a small patient population, we have not engaged in the direct commercial marketing of any of our products and therefore we do not have significant sales and marketing experience. For certain of our products, we have provided exclusive marketing rights to our corporate partners in return for royalties to be received on sales. We have granted exclusive marketing rights for ONCASPAR in North America and the Pacific Rim to RPR. We have also granted exclusive marketing rights for ONCASPAR in Europe and Russia to Medac Gmbh and in Israel to Tzamal Pharma Ltd.. We expect to retain marketing partners to market ONCASPAR in other foreign markets, principally South America. However, we may not be able to conclude any such arrangements.

     We expect to evaluate whether to create a sales force to market certain of our future products in the United States or to continue to enter into license and marketing agreements with others for United States and foreign markets. These agreements generally provide that all or a significant portion of the marketing of these products will be conducted by our licensees or marketing partners. In addition, under certain of these agreements, our licensees or marketing partners may have all or a significant portion of the development and regulatory approval responsibilities. We cannot assure that we will be able to control the amount and timing of resources that any of our licensee or marketing partners may devote to our products. We may not be able to prevent any licensee or marketing partner from pursuing alternative technologies or products that could result in the development of products that compete with our products and the withdrawal of support for our products. If our licensee or marketing partner fails to develop a marketable product (to the extent it is responsible for product development) or fails to market a product successfully, if it is developed, our financial condition and results of operations may be adversely affected. Our marketing strategy may not be successful. Under the marketing and license agreements we have with our marketing partners and licensees, they may have the right to terminate the agreements and abandon the applicable products at any time for any reason without significant payments. We know that certain of our marketing partners are pursuing parallel development of products on their own and with other collaborative partners which may compete with the products they have licensed from us. Our other current or future marketing partners may also pursue such parallel courses.

     Sales of our products could be adversely affected if the costs for these products are not reimbursed by third-party payers. Sales of our products will be dependent in part on the availability of reimbursement from third-party payers, such as governmental health administration authorities, private health insurers and other organizations. Government and other third-party payers are increasingly sensitive to the containment of health care costs and are limiting both coverage and levels of reimbursement for new therapeutic products approved for marketing. These third-party payers are refusing, in some cases, to provide any coverage for indications for which the FDA and other national health regulatory authorities have not granted marketing approval. We cannot assure that third-payer reimbursement will be available for our products or will permit us to sell our products at price levels which will be sufficient for us to realize an appropriate return on our investment in product development. Since patients who receive ADAGEN will be required to do so for their entire lives (unless a cure or another treatment is developed), lifetime limits on benefits which are included in most private health insurance policies could permit insurers to cease reimbursement for ADAGEN. Lack of or inadequate reimbursement by government and other third party payers for our products would have a material adverse effect on our business, financial condition and results of operations.

     Our products are heavily regulated by the government. The manufacturing and marketing of pharmaceutical products in the United States and abroad is subject to stringent governmental regulation and the sale of any of our products for use in humans in the United States will require the prior approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of pharmaceutical products. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities. Obtaining FDA approval for a new therapeutic may take several years and involve substantial expenditures. ADAGEN was approved by the FDA in March 1990. ONCASPAR was approved by the FDA in February 1994, in Germany in November 1994 and in Canada in 1997, in each case for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase. ONCASPAR was approved in Russia for therapeutic use in a broad range of cancers. Except for these approvals, none of our other products have been approved for sale and use in humans in the United States or elsewhere. We cannot assure that we will be able to obtain FDA approval for any of our other products. In addition, any approved products are subject to continuing regulation. If we fail to comply with applicable requirements it could result in criminal penalties, civil penalties, fines, recall or seizure, injunctions requiring suspension of production, orders requiring ongoing supervision by the FDA or refusal by the government to approve marketing or export applications or to allow us to enter into supply contracts. If we fail to obtain or maintain requisite governmental approvals or fail to obtain or maintain approvals of the scope requested, it will delay or preclude us or our licensees or marketing partners from marketing our products. It could also limit the commercial use of our products. Any such failure or limitation may have a material adverse affect on our business, financial condition and results of operations.

     We face intense competition and our products face the risk of technological obsolescence. There are many established biotechnology and pharmaceutical companies with resources greater than ours which are engaged in activities that are competitive with ours. These companies may develop products or technologies which compete with ours. We know that other companies are engaged in utilizing PEG technology in developing drug products. Our competitors may successfully develop, manufacture and market competing products utilizing PEG technology or otherwise. Our products may also compete with other drugs or treatment modalities which are currently available or that may be developed in the future, and which treat the same diseases as those which our products are designed to treat. We may not be able to compete successfully against current or future competitors and competition may have a material adverse effect on our business, financial condition and results of operations.

     Our products may become obsolete before we recover a significant portion of the research, development and commercialization expenses we incurred with respect to those products due to rapid technological developments by others. Our success, in large part, depends upon our developing and maintaining a competitive position in the development of products and technologies in our area of focus. Our competitors may succeed in developing technologies or products that are more effective than any which we sell or develop or which would render our technologies or products obsolete or noncompetitive. If we fail to develop and maintain a competitive position with respect to our products and/or technologies it would have a material adverse effect on our business, financial condition and results of operations.


     Our performance will depend on market acceptance of our products. Our products, ONCASPAR and ADAGEN, have been approved by the FDA to treat patients with acute lymphoblastic leukemia and a rare form of severe combined immunodeficiency disease, respectively. Neither product has become widely used due to the small patient population and limited indications approved by the FDA. Our current research and development efforts are focused on applying our proprietary technologies to compounds of known therapeutic efficacy in order to enhance the performance of these compounds. If we are able to develop such compounds and secure the requisite FDA approvals, the market acceptance of any such products will depend upon the medical community accepting the use of such technologies. We cannot assure that we will be able to obtain FDA approval of any additional products or that, if approved, the medical community will use them. In addition, the use of any such new products will depend upon the extent of third party medical reimbursement, increased awareness of the effectiveness of such technologies and sales efforts by us or our marketing partners. Our proprietary PEG technology has received only limited market acceptance to date. If we fail to develop new FDA approved products and to achieve market acceptance for such products it would have a material adverse effect on our business, financial condition and results of operation.

     We may incur product liability. The use of our products during testing or after regulatory approval entails an inherent risk of adverse effects which could expose us to product liability claims. We maintain product liability insurance coverage in the total amount of $10 million for claims arising from the use of our products in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval. We cannot assure that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

     We may need to obtain additional financing to meet our future capital needs and this financing may not be available when we need it. We currently obtain the cash we need from our cash reserves, and interest earned on such cash reserves, sales of ADAGEN and ONCASPAR, royalties on ONCASPAR sales and license fees. We cannot give any assurance as to the level of sales our FDA approved products, ADAGEN and ONCASPAR, or the amount of royalties realized from the commercial sale of ONCASPAR pursuant to our licensing agreements. Our total cash reserves, including short term investments, as of June 30, 1999, were approximately $24,674,000. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirements for the foreseeable future. The level of our future needs and whether our available funds will be sufficient to meet these needs will depend on numerous factors, including without limitation, the following factors:

o    the successful commercialization of our products

o    our progress in product development efforts

o    the magnitude and scope of our product development efforts

o    our progress with preclinical studies and clinical trials

o    our progress with regulatory affairs activities

o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights

o    competing technological and market developments

o our ability to develop strategic alliances for the marketing of our products

     We cannot assure that we will not require additional financing for our currently planned capital and operational requirements. In addition, we may seek to acquire additional technology, enter into strategic alliances and engage in additional research and development programs, which may require additional financing. We don't have any committed sources of additional financing. We may be unable to obtain additional funding if we require it on terms which we find acceptable or we may be unable to find such additional funding at all. To the extent we are unable to obtain financing, we may be required to curtail our activities or sell additional securities. We cannot assure that any of the foregoing fund raising activities will successfully meet our anticipated cash needs. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

     We have never paid dividends on our common stock and we are unlikely to do so in the future. We have never paid any dividends on our Common Stock and we do not plan to pay dividends on our Common Stock in the foreseeable future. Except as may be utilized to pay the dividends payable on our Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), any earnings which we may realize will be retained to finance the growth of our business. In addition, the terms of the Series A Preferred Stock restrict the payment of dividends on other classes and series of stock.

     The price of our common stock has been volatile. Historically, the market price of our Common Stock has fluctuated over a wide range and it is likely that the price of our Common Stock will fluctuate in the future. The market price of our Common Stock could be impacted by the following:

o    announcements regarding technical innovations

o    the development of new products

o    the status of corporate collaborations and supply arrangements

o    regulatory approvals

o    patent  or  proprietary   rights  or  other   developments  by  us  or  our
     competitors.

     In addition, due to one or more of the foregoing factors, in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our Common Stock could be materially and adversely affected.

We have in place certain anti-takeover devices which could make us less attractive to a potential buyer. Our board of directors has the authority to issue up to 3,000,000 shares of Preferred Stock in one or more series and to fix the powers, designations, preferences and relative rights thereof without any further vote of shareholders. The voting powers of holders of Common Stock could be diluted by the issuance of such Preferred Stock. The issuance of such Preferred Stock could also have the effect of delaying, deferring or preventing a change in control of our company. Certain provisions of our Articles of Incorporation and By-laws, including those providing for a staggered Board of Directors, as well as Delaware law, may operate in a manner that could discourage or render more difficult a takeover of our company or the removal of management or may limit the price certain investors may be willing to pay for shares of our Common Stock

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

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

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).


                                                                                                           Page Number
                                                                                                                Or
Exhibit                                                                                                   Incorporation
Number         Description                                                                                 By Reference
------         -----------                                                                                -------------
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

                                                       ENZON, INC.


Dated: October 28, 1999                                by: /S/ Peter G. Tombros
                                                          ---------------------
                                                       Peter G. Tombros
                                                       President and Chief
                                                       Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Name                                        Title                            Date
         ----                                        -----                            ----


/S/ Peter G. Tombros                        President, Chief Executive          October 28, 1999
--------------------------------
Peter G. Tombros                            Officer and Director
                                           (Principal Executive Officer)

/S/ Kenneth J. Zuerblis                     Vice President, Finance             October 28, 1999
Kenneth J. Zuerblis                         and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

/S/ Randy H. Thurman                        Chairman of the Board               October 28, 1999
--------------------------------
Randy H. Thurman

/S/ David S. Barlow                         Director                            October 28, 1999
--------------------------------
David S. Barlow

/S/ Rolf A. Classon                         Director                            October 28, 1999
--------------------------------
Rolf A. Classon

/S/ Rosina B. Dixon                         Director                            October 28, 1999
--------------------------------
Rosina B. Dixon

/S/ David W. Golde                          Director                            October 28, 1999
-------------------------------
David W. Golde

/S/ Robert LeBuhn                           Director                            October 28, 1999
--------------------------------
Robert LeBuhn

/S/ A.M. "Don" MacKinnon                    Director                            October 28, 1999
--------------------------------
A.M. "Don" MacKinnon

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