Form 10-Q
period 1999-09-30
ENZON INC
filed 1999-11-12
CIK 727510

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           ---------------------------

For the Quarter Ended September 30, 1999             Commission File No. 0-12957

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 5, 1999, there were 36,813,597 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements


                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 1999 and June 30, 1999

                                                                    September 30,      June 30,
                                                                         1999            1999
                                                                      (unaudited)          *
                                                                    -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  24,635,324    $  24,673,636
  Accounts receivable                                                   4,039,919        4,604,847
  Inventories                                                           1,469,355        1,326,601
  Other current assets                                                  1,189,517        1,034,327
                                                                    -------------    -------------

     Total current assets                                              31,334,115       31,639,411
                                                                    -------------    -------------

Property and equipment                                                 11,911,932       12,054,505
  Less accumulated depreciation and amortization                       10,526,747       10,649,661
                                                                    -------------    -------------
                                                                        1,385,185        1,404,844
                                                                    -------------    -------------
Other assets:
  Investments                                                              68,823           68,823
  Other assets, net                                                       754,186          753,683
  Patents, net                                                          1,013,719        1,049,554
                                                                    -------------    -------------
                                                                        1,836,728        1,872,060
                                                                    -------------    -------------

Total assets                                                        $  34,556,028    $  34,916,315
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   1,661,334    $   1,716,089
  Accrued expenses                                                      6,604,559        6,261,640
                                                                    -------------    -------------
     Total current liabilities                                          8,265,893        7,977,729
                                                                    -------------    -------------
Accrued rent                                                              627,771          634,390
Royalty advance - RPR                                                     734,196          728,977
                                                                    -------------    -------------
                                                                        1,361,967        1,363,367
                                                                    -------------    -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock-$.01  par  value, authorized
   3,000,000 shares: issued and outstanding
   107,000 shares at September 30, 1999 and
   June 30, 1999 (liquidation preference
   aggregating $4,713,000 at September 30, 1999                            1,070            1,070
   and $4,659,000 at June 30, 1999)
   Common stock-$.01 par value, authorized 60,000,000 shares;
   issued and outstanding 36,814,085 shares at September 30, 1999
   and 36,488,684 shares at June 30, 1999                                 368,140          364,886
   Additional paid-in capital                                         148,270,447      146,970,289
   Accumulated deficit                                               (123,711,489)    (121,761,026)
                                                                    -------------    -------------
Total stockholders' equity                                             24,928,168       25,575,219
                                                                    -------------    -------------

Total liabilities and stockholders' equity                          $  34,556,028    $  34,916,315
                                                                    =============    =============


*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                       Three months ended
                                                  September 30,    September 30,
                                                      1999             1998
                                                   ------------    ------------
Revenues:
  Sales                                              $2,870,135      $2,935,702
  Contract revenue                                       43,678          51,965
                                                   ------------    ------------
     Total revenues                                   2,913,813       2,987,667
                                                   ------------    ------------
Costs and expenses:

  Cost of sales                                       1,178,561       1,309,851

  Research and development expenses                   1,657,283       1,575,346
  Selling, general and administrative expenses        2,325,971       1,535,279
                                                   ------------    ------------
     Total costs and expenses:                        5,161,815       4,420,476
                                                   ------------    ------------
        Operating loss                               (2,248,002)     (1,432,809)
                                                   ------------    ------------
Other income (expense):
  Interest and dividend income                           300,497        302,566
  Interest expense                                       (2,958)         (5,436)
  Other
                                                           --               730
                                                   ------------    ------------
                                                        297,539         297,860
                                                   ------------    ------------
    Net loss                                        ($1,950,463)    ($1,134,949)
                                                   ============    ============
Basic and diluted loss per common share
                                                         ($0.05)         ($0.03)
                                                   ============    ============

Weighed average number of common
  shares issued and outstanding                      36,650,335      34,708,853
                                                   ============    ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                              Three Months Ended
                                                         September 30,    September 30,
                                                             1999             1998
                                                         ------------    ------------
Cash flows from operating activities:
  Net loss                                                ($1,950,463)    ($1,134,949)
  Adjustment for depreciation and amortization                124,512         288,768
  Gain on retirement of equipment                                --              (730)
  Non-cash expense for issuance of common stock,
    stock options, and warrants                                70,022         171,340
  Decrease in accrued rent                                     (6,619)        (39,766)
  Increase (decrease) in royalty advance - RPR                  5,219        (254,350)
  Changes in assets and liabilities                           554,645        (347,252)
                                                         ------------    ------------
  Net cash used in operating activities                    (1,202,684)     (1,316,939)
                                                         ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                        (69,018)        (17,893)
  Proceeds from sale of equipment                                --            88,372
  Net cash (used in) provided by investing activities         (69,018)         70,479
                                                         ------------    ------------
Cash flows from financing activities - proceeds from
  issuance of common stock, net                             1,233,390      17,800,549
  Net (decrease) increase in cash and cash equivalents        (38,312)     16,554,089
                                                         ------------    ------------
  Cash and cash equivalents at beginning of period         24,673,636       6,478,459
                                                         ------------    ------------
  Cash and cash equivalents at end of period              $24,635,324     $23,032,548
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

(2)  Loss Per Common Share

     Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $54,000 for the three months ended September 30, 1999 and 1998, divided by the weighted average number of shares issued and outstanding during the periods. Due to the net loss recorded for the three months ended September 30, 1999 and 1998, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation. As of September 30, 1999, the Company had 5,537,000 dilutive potential common shares outstanding that could potentially dilute future diluted earnings per share calculations.

(3)  Inventories

     The composition of inventories at September 30, 1999 and June 30, 1999 is as follows:

                                             September 30,        June 30,
                                                 1999               1999
                                              ----------         ----------

     Raw materials                              $566,000           $503,000
     Work in process                             764,000            548,000
     Finished goods                              139,000            276,000
                                              ----------         ----------
                                              $1,469,000         $1,327,000
                                              ==========         ==========

(4)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $3,000 and $5,000 for the three months ended September 30, 1999 and 1998, respectively. There were no income tax payments made for the three months ended September 30, 1999 and 1998. There were no conversions of Series A Preferred Stock during the three months ended September 30, 1999 and 1998.

(5)  Non-Qualified Stock Option Plan

     During the three months ended September 30, 1999, the Company issued 112,000 stock options at an average exercise price of $22.57 per share under the Company's Non-Qualified Stock Option Plan, as amended, of which 77,000 were granted to executive officers of the Company as part of a bonus plan for the year ended June 30, 1999. None of the options granted during the period are exercisable as of September 30, 1999. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

                          ENZON, INC. AND SUBSIDIARIES
                        Notes To Consolidated Condensed
                        Financial Statements (Unaudited)


(6)  Business Segments

     A single management team that reports to the Chief Executive Officer comprehensively manages the Company's business operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates. In addition, the Company does not conduct any operations outside of the United States. The Company does not prepare discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

(7) Comprehensive Income (Loss)

     The net loss of $1,950,000 and $1,135,000, recorded for the three months ended September 30, 1999 and 1998, respectively, is equal to the comprehensive loss for those periods.

(8) Commitments and Contingencies

     The Company is being sued by a former financial advisor, LBC Capital Resources, Inc. ("LBC"), which is asserting that under a May 2, 1995, letter agreement ("Letter Agreement") between Enzon and LBC, LBC was entitled to a commission in connection with the Company's January and March 1996 private placement, comprised of $500,000 and warrants to purchase 1,000,000 shares of Enzon common stock at an exercise price of $2.50 per share. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of Enzon common stock when and if any of the warrants obtained pursuant to the private placements are exercised. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the Letter Agreement. The Company believes that no such commission was due under the Letter Agreement and denies any liability under the Letter Agreement. The Company intends to defend this lawsuit vigorously and believes the ultimate resolution of this matter will not have a material adverse effect on the financial position of the Company.

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


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

     RPR has also asserted that the Company should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications. RPR contends that its lost profits through September 30, 1999 were $4,081,000. The Company does not agree with RPR's claim for these two issues. The Company does not believe the ultimate resolution of these matters will have a material adverse effect on the financial results or operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section and elsewhere in the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended September 30, 1999 vs. Three months ended September 30, 1998

Revenues. Revenues for the three months ended September 30, 1999 remained relatively unchanged at $2,914,000 as compared to $2,988,000 for the same period in 1998. The components of revenues are sales, which consist of sales of the Company's two Food and Drug Administration ("FDA") approved products and royalties on the sales of the Company's products by others, and contract revenues. Sales were $2,870,000 for the three months ended September 30, 1999, as compared to $2,936,000 for the same period in the prior year. The decrease was primarily due to a decrease in ONCASPAR revenues, which was partially offset by an increase in ADAGEN(R) sales. ADAGEN sales increased by 10% over the prior year as a result of an increase in patients receiving ADAGEN treatment. Sales of ADAGEN for the three months ended September 30, 1999 and 1998 were $2,746,000 and $2,493,000 respectively. ONCASPAR revenues are comprised of manufacturing revenues, as well as royalties on sales of ONCASPAR by the Company's marketing partner, Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"). ONCASPAR revenues decreased due to difficulties encountered in the Company's manufacturing process and the resulting modifications made to the labeling and distribution of ONCASPAR.

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

     During the three months ended September 30, 1999 and 1998, the Company had export sales of $1,010,000 and $778,000, respectively. Of these amounts, sales in Europe were $865,000 and $624,000 for the quarters ended September 30, 1999 and 1998, respectively.

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

Cost of Sales. Cost of sales, as a percentage of sales, decreased to 41% for the three months ended September 30, 1999 as compared to 45% for the same period in 1998. The decrease was primarily due to a charge in the prior year for ONCASPAR finished goods on hand and in the distribution pipeline, as well as increased
ONCASPAR production costs. The write-off of ONCASPAR finished goods was attributable to the previously discussed manufacturing problem.

Research and Development. Research and development expenses for the three months ended September 30, 1999 increased by 5% to $1,657,000 as compared to $1,575,000 for the same period in 1998. The increase in research and development expenses resulted from the commencement of PEG-camptothecin Phase I safety trials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999, increased by 52% to $2,326,000, as compared to $1,535,000 for the same period in 1998. The increase was primarily due to an increase in legal fees related to litigation and ongoing arbitration proceedings, as well as increased patent filing and defense costs.

Other Income/Expense. Other income/expense remained constant at $298,000 for the three months ended September 30, 1999 and 1998.

Liquidity and Capital Resources

     Total cash reserves, including cash and cash equivalents as of September 30, 1999 were $24,635,000, as compared to $24,674,000 at June 30, 1999. The
Company invests its excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     The Company's Amended RPR License Agreement for ONCASPAR provided for a payment of $3,500,000 in advance royalties which was received from RPR in January 1995. Royalties due under the Amended RPR License Agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability, with the corresponding current portion included in accrued expenses on the consolidated balance sheets and to be reduced as royalties are recognized under the agreement. Through September 30, 1999, an aggregate of $4,378,000 in royalties payable by RPR has been offset against the original credit.

     As of September 30, 1999, 942,808 shares of Series A Preferred Shares had been converted into 3,097,955 shares of Common Stock. Accrued dividends on the converted Series A Preferred Shares in the aggregate of $1,824,000 were settled by the issuance of 235,231 shares of Common Stock. The Company does not presently intend to pay cash dividends on the Series A Preferred Shares. As of September 30, 1999, there were accrued and unpaid dividends totaling $2,038,000 on the Series A Preferred Shares. These dividends are payable in cash or Common Stock at the Company's option and accrue on the outstanding Series A Preferred Shares at the rate of $214,000 per year.

     The Company and RPR are currently in discussions related to a disagreement over the purchase price of ONCASPAR under the supply agreement between the two companies. RPR has asserted that the Company has overcharged RPR under the supply agreement in the amount of $2,329,000. The Company believes its costing and pricing of ONCASPAR to RPR complies with the supply agreement. RPR has also asserted that the Company should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications. RPR contends that its lost profits through September 30, 1999 were $4,081,000. The Company does not agree with RPR's claims. The Company does not believe the ultimate resolution of either matter will have a materially adverse effect on the Company's financial position.


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

     To date, the Company's sources of cash have been the proceeds from the sale of its stock through public and private placements, sales of ADAGEN, sales of ONCASPAR, contract research and development fees, technology transfer and license fees and royalty advances. The Company's current sources of liquidity are its cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of its products for research purposes and license fees. Based upon its currently planned research and development activities and related costs and its current sources of liquidity, the Company anticipates its current cash reserves will be sufficient to meet its capital and operational requirements for the foreseeable future.

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

Year 2000

     The Company has completed a review of its business systems, including its computer systems and manufacturing equipment, and has queried its customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interpreting and processing date information as the year 2000 approaches and is reached. Based on this review, the Company implemented a plan to achieve year 2000 compliance. The Company believes that it has achieved year 2000 compliance in a manner which should be non-disruptive to its operations. In addition, the Company has prepared various types of contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. Year 2000 compliance should not have a material adverse effect on the Company, including the Company's financial condition, results of operations or cash flow.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

PART II OTHER INFORMATION

Item 5. Other Information

     Schering-Plough Corporation has submitted a centralized Marketing Authorization Application to the European Union's European Agency for the Evaluation of Medicinal Products seeking clearance to market PEG-INTRON (PEG-interferon alfa-2b) powder for solution for injection for the treatment of chronic hepatitis C in patients 18 years of age or older with compensated liver disease. The application, which proposes administration of PEG-INTRON subcutaneously once weekly for one year, is currently under CPMP review.

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

  10.18  Registration Rights Agreements dated as of January 31, 1996                                  ~(10.18)

  10.19  Warrants dated as of February 7, 1996 and issued pursuant to the Securities
          Purchase Agreement dated as of January 31, 1996                                             ~(10.19)

  10.20  Securities Purchase Agreement dated as of March 15, 1996                                    ~~(10.20)

  10.21  Registration Rights Agreement dated as of March 15, 1996                                    ~~(10.21)

  10.22  Warrant dated as of March 15, 1996 and issued pursuant to the
          Securities PurchaseAgreement dated as of March 15, 1996                                    ~~(10.22)

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

~ ~ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference thereto.

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


(b) Reports on Form 8-K.

On July 14, 1999, the Company filed with the Commission a Current Report on Form 8-K dated July 13, 1999, related to the revision of the 1990 PEG-Intron(TM) licensing agreement between Enzon and Schering-Plough Corporation ("Schering-Plough"). The revised agreement calls for Schering-Plough to pay Enzon royalties on sales at a higher effective rate than provided for in the original agreement in exchange for the return to Schering-Plough of Enzon's exclusive U.S. manufacturing rights for the product.

Additionally, the revised agreement grants to Schering-Plough a non-exclusive worldwide license, with a limited right to sublicense, under Enzon's patents covering another form of PEG called "Branched PEG", which uses a different proprietary PEG technology than PEG-Intron.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENZON, INC.
                                (Registrant)



Date: November 12, 1999         By: /s/ Peter G. Tombros
                                    ---------------------------------------
                                Peter G. Tombros
                                President and Chief Executive
                                 Officer


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