Form 10-Q
period 1999-12-31
ENZON INC
filed 2000-02-14
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the Quarter Ended December 31, 1999              Commission File No. 0-12957
---------------------------------------              ---------------------------


                                [LOGO]ENZON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              22-2372868
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


20 Kingsbridge Road, Piscataway, New Jersey                         08854
-------------------------------------------                      -----------
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


Yes _X_  No ___


The number of shares of common stock, $.01 par value, outstanding as of February 8, 2000 was 37,956,086 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements


                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 1999 and June 30, 1999

                                                                        December 31, 1999   June 30, 1999
                                                                           (unaudited)            *
                                                                        -----------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 23,261,685    $ 24,673,636
  Accounts receivable                                                          4,701,186       4,604,847
  Inventories                                                                  1,423,507       1,326,601
  Other current assets                                                         1,738,367       1,034,327
                                                                            ------------    ------------
     Total current assets                                                     31,124,745      31,639,411
                                                                            ------------    ------------

Property and equipment                                                        11,951,345      12,054,505
  Less accumulated depreciation and amortization                              10,497,269      10,649,661
                                                                            ------------    ------------
                                                                               1,454,076       1,404,844
                                                                            ------------    ------------

Other assets:
  Investments                                                                     68,823          68,823
  Other assets, net                                                              807,711         753,683
  Patents, net                                                                   977,883       1,049,554
                                                                            ------------    ------------
                                                                               1,854,417       1,872,060
                                                                            ------------    ------------
Total assets                                                                $ 34,433,238    $ 34,916,315
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $  1,783,726    $  1,716,089
  Accrued expenses                                                             8,232,526       6,261,640
                                                                            ------------    ------------
     Total current liabilities                                                10,016,252       7,977,729
                                                                            ------------    ------------
Accrued rent                                                                     621,152         634,390
Royalty advance - RPR                                                            815,583         728,977
                                                                            ------------    ------------
                                                                               1,436,735       1,363,367
                                                                            ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares:
   issued and outstanding 27,000 shares at December 31, 1999
   and 107,000 at June 30, 1999 (liquidation
   preference aggregating $1,189,000 at December 31,
   1999 $4,659,000 at June 30, 1999)                                                 270           1,070
  Common stock-$.01 par value, authorized 60,000,000 shares;
   issued and outstanding 37,209,146 shares at December
   31, 1999 and 36,488,684 shares at June 30, 1999                               372,091         364,886
  Additional paid-in capital                                                 149,371,514     146,970,289
  Accumulated deficit                                                       (126,763,624)   (121,761,026)
                                                                            ------------    ------------
Total stockholders' equity                                                    22,980,251      25,575,219
                                                                            ------------

Total liabilities and stockholders' equity                                  $ 34,433,238    $ 34,916,315
                                                                            ============    ============

*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          Three Months and Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                       Three months ended                 Six months ended
                                                  December 31,     December 31,     December 31,     December 31,
                                                      1999             1998             1999             1998
                                                  ------------     ------------     ------------     ------------
Revenues
  Sales                                           $  3,746,768     $  3,782,411     $  6,616,903     $  6,718,113
  Contract revenue                                      18,304           15,510           61,982           67,475
                                                  ------------     ------------     ------------     ------------
     Total revenues                                  3,765,072        3,797,921        6,678,885        6,785,588
                                                  ------------     ------------     ------------     ------------
Costs and expenses
  Cost of sales                                        792,921        1,028,945        1,971,482        2,338,796
  Research and development expenses                  1,932,969        1,847,565        3,590,252        3,422,911
  Selling, general and administrative expenses       2,810,438        2,108,376        5,136,409        3,643,655
                                                  ------------     ------------     ------------     ------------
     Total costs and expenses                        5,536,328        4,984,886       10,698,143        9,405,362
                                                  ------------     ------------     ------------     ------------
       Operating loss                               (1,771,256)      (1,186,965)      (4,019,258)      (2,619,774)
                                                  ------------     ------------     ------------     ------------
Other income (expense)
  Interest and dividend income                         298,725          300,315          599,222          602,881
  Interest expense                                        (926)          (2,619)          (3,884)          (8,055)

  Other                                                (36,274)          39,104          (36,274)          39,834
                                                  ------------     ------------     ------------     ------------
                                                       261,525          336,800          559,064          634,660
                                                  ------------     ------------     ------------     ------------
     Net loss                                     $ (1,509,731)    $   (850,165)    $ (3,460,194)    $ (1,985,114)
                                                  ============     ============     ============     ============
Basic and diluted loss per common share           $      (0.04)    $      (0.03)    $      (0.09)    $      (0.06)
                                                  ============     ============     ============     ============

Weighted average number of common shares
  issued and outstanding                            37,020,464       35,611,863       36,835,399       35,181,937
                                                  ============     ============     ============     ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                            Six Months Ended
                                                                     December 31,     December 31,
                                                                         1999            1998
                                                                     ------------     ------------
Cash flows from operating activities:
  Net loss                                                           $ (3,460,194)    $ (1,985,114)
  Adjustment for depreciation and amortization                            243,212          559,869
  Loss (gain) on retirement of equipment                                   36,274          (39,834)
  Non-cash expense for issuance of common stock and stock options         207,770          242,497
  Decrease in accrued rent                                                (13,238)         (79,533)
  Increase (Decrease) in royalty advance - RPR                              5,219         (110,507)
  Changes in assets and liabilities                                     1,168,597       (1,906,039)
                                                                     ------------     ------------
  Net cash used in operating activities                                (1,812,360)      (3,318,661)
                                                                     ------------     ------------
Cash flows from investing activities:
  Capital expenditures                                                   (257,047)        (137,875)
  Proceeds from sale of equipment                                            --            129,872
                                                                     ------------     ------------
  Net cash used in investing activities                                  (257,047)          (8,003)
                                                                     ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                           2,199,860       20,583,850
  Dividends paid on Series A Preferred Stock                           (1,542,404)            --
                                                                     ------------     ------------
  Net cash provided by financing activities                               657,456       20,583,850
                                                                     ------------     ------------
  Net (decrease) increase in cash and cash equivalents                 (1,411,951)      17,257,186
  Cash and cash equivalents at beginning of period                     24,673,636        6,478,459
                                                                     ------------     ------------
  Cash and cash equivalents at end of period                         $ 23,261,685     $ 23,735,645
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

(2)  Loss Per Common Share

Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $14,000 and $54,000 for the three months ended December 31, 1999 and 1998, and $27,000 and $107,000 for the six months ended December 31, 1999 and 1998, respectively, divided by the weighted average number of shares issued and outstanding during the periods. Due to the net loss recorded for the three and six months ended December 31, 1999 and 1998, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation. As of December 31, 1999, the Company had 6,842,000 common stock equivalents outstanding that could potentially dilute future diluted earnings per share calculations.

(3)  Inventories

The composition of inventories at December 31, 1999 and June 30, 1999 is as follows:

                                              December 31,       June 30,
                                                 1999              1999
                                             ------------       ----------
                Raw materials                 $  240,000        $  503,000
                Work in process                1,017,000           548,000
                Finished goods                   167,000           276,000
                                              ----------        ----------
                                              $1,424,000        $1,327,000

(4)  Cash Flow Information

     Highly liquid securities with original maturities of three months or less are considered to be cash equivalents. Cash payments for interest were approximately $4,000 for the six months ended December 31, 1999 and $8,000 for the six months ended December 31, 1998. There were no income tax payments made for the six months ended December 31, 1999 and 1998. During the six months ended December 31, 1999, 80,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 181,818 shares of Common Stock. Accrued dividends on the converted preferred shares of $1,542,000 were settled by a cash payment. There were no conversions of Series A Preferred Stock during the six months ended December 31, 1998.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(5)  Non-Qualified Stock Option Plan

     On December 7, 1999 the stockholders voted to increase the number of shares reserved for issuance under our Non-Qualified Stock Option Plan from 6,200,000 to 7,900,000. During the six months ended December 31, 1999, we issued 209,000 stock options at an average exercise price of $29.07 per share under our Non-Qualified Stock Option Plan, as amended, of which 77,000 were granted to executive officers as part of a bonus plan for the year ended June 30, 1999. None of the options granted during the period are exercisable as of December 31, 1999. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(6)  Business Segments

     A single management team that reports to the Chief Executive Officer comprehensively manages our business operations. We do not operate separate lines of business or separate business entities with respect to any of our approved products or product candidates. In addition, we do not conduct any operations outside of the United States. We do not prepare discrete financial statements with respect to separate product areas. Accordingly, we do not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

(7)  Comprehensive Loss

     The net loss of $1,510,000 and $850,000, recorded for the three months ended December 31, 1999 and 1998 and $3,460,000 and $1,985,000, recorded for the six months ended December 31, 1999 and 1998, respectively, is equal to the comprehensive loss for those periods.

(8)  Commitments and Contingencies

     We are being sued, in the United States District Court for the District of New Jersey, by LBC Capital Resources, Inc., a former financial advisor. LBC is asserting that under the May 2, 1995 letter agreement between us and LBC, LBC was entitled to a commission in connection with our January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $2.50 per share. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the letter agreement. We have entered into an agreement with LBC (known as the Stipulation of Damages) which provides that if we are found liable to LBC in this suit the damages for these claims would be limited to $2,750,000 in cash. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of our common stock to the extent the warrants issued to investors in the private placements are exercised. We believe that no compensation is due to LBC under the letter agreement and deny any liability under the letter agreement. We intend to defend this lawsuit vigorously and believe the ultimate resolution of this matter will not have a material adverse effect on our financial position. However, if we were required to issue warrants to LBC we would be required to incur a non-cash expense for each warrant issued equal to the difference between the exercise price of the warrants ($2.50) and the then current market price of our common stock.

     In the course of normal operations, we are subject to the marketing and manufacturing regulations as established by the Food and Drug Administration ("FDA"). We have agreed with the FDA to temporary labeling and distribution modifications for ONCASPAR due to increased levels of particulates in certain batches of ONCASPAR, which we manufactured. We, rather than our marketing partner, Rhone-Poulenc Rorer ("RPR"), will temporarily distribute ONCASPAR directly to patients, on an as needed basis. We will conduct additional inspection and labeling procedures prior to distribution.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


     We have manufactured several batches of ONCASPAR which contain acceptable levels of particulates and anticipate a final resolution of the problem during fiscal 2000. It is expected that RPR will resume distribution of ONCASPAR at that time. There can be no assurance that this solution will be acceptable to the FDA. If we cannot resolve this problem it is possible that the FDA may not permit us to continue to distribute this product. An extended disruption in the marketing and distribution of ONCASPAR could have a material adverse impact on future ONCASPAR sales.

     We maintain a separate supply agreement with RPR, under which RPR purchases from us all of RPR's requirements for ONCASPAR at a price defined in the supply agreement. We are currently in discussions with RPR related to a disagreement over the purchase price of ONCASPAR under the supply agreement we have with RPR. RPR has asserted that we have overcharged them under the supply agreement in the amount of $2,329,000. We believe our costing and pricing of ONCASPAR to RPR complies with the supply agreement.

     RPR has also asserted that we should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications. RPR contends that its lost profits through December 31, 1999 were $5,194,000. We do not agree with RPR's claim for over charges under the supply agreement and lost profits. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial results or operations.

(9)  Schering Agreement

     During December 1999, our development partner for PEG-Intron, Schering-Plough submitted a U.S. marketing application to the FDA for the use of PEG-Intron in the treatment of chronic hepatitis C. We are entitled to a $1 million milestone payment upon the FDA's acceptance of this filing.

     Schering-Plough has also reported that it has submitted a centralized Marketing Authorization Application for the use of PEG-Intron in the treatment of chronic hepatitis C to the European Union's (EU) European Agency for the Evaluation of Medicinal Products (EMEA).

     Under the Company's licensing agreement with Schering-Plough, we are entitled to royalties on worldwide sales of PEG-Intron. We will receive an additional $2 million milestone payment upon FDA approval of PEG-Intron.

(10) Subsequent Events

     During January 2000, all of the outstanding Series B Preferred Stock warrants to purchase 638,686 shares of Common Stock were exercised. This exercise resulted in net proceeds of approximately $2,625,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended December 31, 1999 vs. Three months ended December 31, 1998

Revenues. Revenues for the three months ended December 31, 1999 were $3,765,000, as compared to $3,798,000 for the three months ended December 31, 1998. The components of revenues are sales, which consist of our sales of products and royalties on the sale of these products by others, and contract revenues. Sales decreased by 1% to $3,747,000 for the three months ended December 31, 1999, as compared to $3,782,000 for the prior year. The decrease was due to a decrease in ONCASPAR revenues. The decrease in ONCASPAR revenues was offset in part by an increase in ADAGEN sales of approximately 12%, due to an increase in patients receiving ADAGEN treatment. Net sales of ADAGEN were $3,296,000 for the three months ended December 31, 1999 and $2,936,000 for the three months ended December 31, 1998. We market ADAGEN internally and ONCASPAR through marketing agreements in the U.S. and Canada with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") and in Europe with MEDAC GmbH ("MEDAC"). ONCASPAR revenues are comprised of manufacturing revenues, as well as royalties on sales of ONCASPAR by RPR. ONCASPAR revenues for the quarter decreased due to declines in manufacturing and royalty revenues which resulted from difficulties encountered in our manufacturing process and the changes made to our labeling and distribution procedures, as described below.

During 1998, we began to experience manufacturing problems with ONCASPAR. The problems were due to an increase in the levels of particulates in batches of ONCASPAR which resulted in an increased rejection rate for this product. As a result of these manufacturing problems, we agreed with the FDA to temporary labeling and distribution modifications for ONCASPAR. We took over distribution of ONCASPAR directly to patients on an as-needed basis and instituted additional inspection and labeling procedures prior to distribution. In addition, during May 1999, the FDA required us to limit distribution of the product to only those patients who are hypersensitive to native L-asparaginase. In November 1999, the FDA lifted this restriction.

We have been able to manufacture several batches of ONCASPAR which contain acceptable levels of particulates and anticipate a final resolution of the problem during the fourth quarter of fiscal 2000. It is expected that RPR will resume distribution of ONCASPAR at that time. There can be no assurance that this solution will be acceptable to the FDA. If we are unable to resolve this problem, the FDA may not permit us to continue to distribute this product. An extended disruption in the marketing and distribution of ONCASPAR may have a material adverse impact on future ONCASPAR sales.

We expect sales of ADAGEN to increase at rates comparable to those achieved during the last two years as additional patients are treated. We also anticipate ONCASPAR sales will remain at reduced levels until we resolve the manufacturing problem and RPR resumes normal distribution of the product. We cannot assure that any particular sales levels of ADAGEN or ONCASPAR will be achieved or maintained.

We had export sales of $1,089,000 for the three months ended December 31, 1999 and $945,000 for the three months ended December 31, 1998. Of these amounts, sales in Europe were $975,000 for the three months ended December 31, 1999 and $863,000 for the three months ended December 31, 1998.

Cost of Sales. Cost of sales, as a percentage of sales, improved to 21% for the three months ended December 31, 1999 as compared to 27% for the prior year. The improvement was primarily due to a charge taken in the three months ended December 31, 1998 related to the write-off of ONCASPAR finished goods on hand and in the distribution pipeline. The increased write-off of ONCASPAR finished goods was attributable to the manufacturing problems previously discussed.

Research and Development. Research and development expenses increased by 5% to $1,933,000 for the three months ended December 31, 1999 from $1,848,000 for the same period last year. The increase was due to increased payroll and related expenses as well as the acquisition of certain patent rights. Our research and development expenses are focused on the clinical development of PEG-camptothecin which is in Phase I clinical trials as well as preclinical development of other PEG compounds.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 1999 increased by 33% to
$2,810,000, as compared to $2,108,000 in 1998. The increase was primarily due to, increased legal fees related to litigation and ongoing arbitration proceedings, as well as increased patent filing and defense costs. Our marketing and distribution costs for ONCASPAR were also higher in comparison to the prior year, due to the changes in distribution previously discussed. Currently, we are responsible for the marketing and distribution of this product until RPR resumes distribution of the product. During the prior year, a portion of these costs were RPR's responsibility.

Six months ended December 31, 1999 vs. Six months ended December 31, 1998

Revenues. Revenues for the six months ended December 31, 1999 decreased by $107,000 to $6,679,000 as compared to $6,786,000 for the same period last year. The components of revenues are sales, which consist of sales of our products and royalties on the sale of these products by others, and contract revenues. Sales decreased by 2% to $6,617,000 for the six months ended December 31, 1999, as compared to $6,718,000 for the prior year. The decrease was due to a decline in ONCASPAR revenues. The decrease in ONCASPAR revenue was offset in part by an increase in ADAGEN sales of approximately 11%, resulting from an increase in patients receiving ADAGEN treatment. Net sales of ADAGEN, which we market, were $6,042,000 for the six months ended December 31, 1999 and $5,428,000 for the six months ended December 31, 1998. The decrease in ONCASPAR revenues was due to declines in manufacturing and royalty revenues resulting from difficulties encountered in our manufacturing process and the resulting changes in labeling and distribution previously described. We had export sales of $2,007,000 for the six months ended December 31, 1999 and $1,723,000 for the six months ended December 31, 1998. Of these amounts, sales in Europe were $1,748,000 for the six months ended December 31, 1999 and $1,487,000 for the six months ended December 31, 1998.

Cost of Sales. Cost of sales, as a percentage of sales, improved to 30% for the six months ended December 31, 1999 as compared to 35% for the six months ended December 31, 1998. The improvement was primarily due to a charge taken in 1998 related to the write-off of ONCASPAR finished goods on hand and in the distribution pipeline. The prior year's write-off of ONCASPAR finished goods was attributable to the manufacturing problems previously discussed.

Research and Development. Research and Development expenses increased by 5% to $3,590,000 for the six months ended December 31, 1998 from $3,423,000 in the same period last year. The increase was due to increased payroll and related expenses as well as the acquisition of certain patent rights.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses for the six months ended December 31, 1999 increased by 41% to $5,136,000, as compared to $3,644,000 in the prior year. The increase was primarily due to increased legal fees related to litigation and ongoing arbitration proceedings, increased patent filing and defense costs, and increased ONCASPAR marketing and distribution costs.

Liquidity and Capital Resources

Total cash reserves, including cash and cash equivalents as of December 31, 1999 were $23,262,000, as compared to $24,674,000 as of June 30, 1999. The decrease in total cash reserves was due to the payment of approximately $1,542,000 in cumulative accrued dividends on 80,000 shares of Series A Preferred Stock during the quarter ended December 31, 1999. The 80,000 shares of Series A Preferred Stock were converted into 181,818 shares of common stock during the six months ended December 31, 1999. We invest our excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

To date, our sources of cash have been the proceeds from the sale of our stock through public offerings and private placements, sales of ADAGEN, sales of ONCASPAR, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. Our current sources of liquidity are cash, cash equivalents and interest earned on such cash reserves, sales of ADAGEN, sales of ONCASPAR, sales of our products for research purposes and license fees.

Under our amended license agreement with RPR, we received a payment of $3,500,000 in advance royalties in January 1995. Royalties due under the amended license agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability. The corresponding current portion of the advance is included in accrued expenses on the consolidated balance sheets. We will reduce the advance as royalties are recognized under the agreement. Through December 31, 1999, an aggregate of $4,369,000 in royalties payable by RPR has been offset against the original credit.

As of December 31, 1999, we had 27,000 shares of Series A Preferred stock outstanding. These preferred shares are convertible into approximately 61,364 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A Preferred Stock at a rate of $54,000 per year. As of December 31, 1999, there were accrued and unpaid dividends totaling $514,000 on the shares of Series A Preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

We are currently in discussions with RPR related to a disagreement over the purchase price we charged RPR for ONCASPAR under our supply agreement with RPR. RPR has asserted that we have overcharged them under the supply agreement in the amount of $2,329,000. We believe our costing and pricing of ONCASPAR complies with the supply agreement. RPR has also asserted that we should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications. RPR contends that its lost profits through December 31, 1999 were $5,194,000. We do not agree with RPR's claims. We do not believe the ultimate resolution of either matter will have a materially adverse effect on our financial results or operations.

We are being sued, in the United States District Court for the District of New Jersey, by LBC Capital Resources, Inc., a former financial advisor. LBC is asserting that under the May 2, 1995 letter agreement between us and LBC, LBC was entitled to a commission in connection with our January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $2.50 per share. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the letter agreement. We have entered into an agreement with LBC (known as the Stipulation of Damages) which provides that if we are found liable to LBC in this suit, the damages for these claims would be limited to $2,750,000 in cash. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of our common stock to the extent the warrants issued to investors in the private placements are exercised. We believe that no compensation is due to LBC under the letter agreement and deny any liability under the letter agreement. We intend to defend this lawsuit vigorously and believe the ultimate resolution of this matter will not have a material adverse effect on our financial position. However, if we were required to issue warrants to LBC we would be required to incur a non-cash expense for each warrant issued equal to the difference between the exercise price of the warrants ($2.50) and the then current market price of our common stock.

We believe that our existing cash resources should be sufficient to fund our capital and operational requirements at current levels for the forseeable future. Upon exhaustion of our current cash reserves, our continued operations will depend on our ability to realize significant revenues from the commercial sale of our products, raise additional funds through equity or debt financing, or obtain significant licensing, technology transfer or contract research and development fees. We cannot make any assurance that these sales, financings or revenue generating activities will be successful.

Year 2000

In 1999 we completed a review of our business systems, including computer systems and manufacturing equipment, and queried our customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interrelating and processing date information in the year 2000. To date, we have not experienced any significant problems related to the year 2000 problem, either in our systems or the systems of our vendors or customers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of stockholders was held on December 7, 1999.

     (b) The directors elected at the annual meeting were Peter G. Tombros and Dr. Rosina B. Dixon. The term of office as a director for each of Dr. David W. Golde, Robert LeBuhn, A.M. "Don" MacKinnon, Rolf A. Classon, David S. Barlow, and Randy H. Thurman continued after the annual meeting.

     (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below.

          (i) The stockholders voted 26,656,921 shares in favor and 290,486 shares withheld with respect to the election of Peter G. Tombros as a Class I director of the Company and 26,654,298 shares in favor and 292,479 shares withheld with respect to the election of Dr. Rosina Dixon as a Class I director of the Company. Broker non-votes were not applicable.

          (ii) The stockholders voted 25,215,931 shares in favor, 959,525 shares against 611,230 abstained and 160,721 not voted with respect to a proposal to approve amendments to the Company's Non-Qualified Stock Option Plan, as amended. Broker non-votes were not applicable.

          (iii) The stockholders voted 26,648,657 shares in favor and 281,417 against with respect to a proposal to ratify the selection of KPMG LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2000. Broker non-votes were not applicable.

Item 5. Other Information

     We announced on February 10, 2000 that Schering-Plough Corporations' Biologics License Application (BLA) for PEG-Intron(TM) has been accepted for standard review by the FDA. PEG-Intron is a modified form of Schering-Plough's INTRON(R) A (interferon alfa-2b) that uses proprietary PEG technology developed by Enzon. Schering-Plough submitted its BLA to the FDA on December 23, 1999 seeking marketing clearance for PEG-Intron (peginterferon alfa-2b) for the treatment of chronic hepatitis C in patients 18 years of age or older with compensated liver disease.

     Under  the  Prescription  Drug  Users  Fee  Act,  the  FDA  should  act  on
Schering-Plough's BLA within 12 months from the date of receipt. While Schering-Plough had requested priority review status for the drug, which would have taken six months, the FDA granted a standard review.

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

                                     ENZON, INC.
                                     (Registrant)



Date: February 14, 2000              By: /Peter G. Tombros
                                        ------------------
                                     Peter G. Tombros
                                     President and Chief Executive
                                     Officer



                                     By: /Kenneth J. Zuerblis
                                        ----------------------
                                     Kenneth J. Zuerblis
                                     Vice President, Finance and Chief Financial
                                     Officer
                                     (Principal Financial
                                     and Accounting Officer)