Form 10-Q/A
period 1999-12-31
ENZON INC
filed 2000-02-25
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                   FORM 10-Q/A
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                           ---------------------------


For the Quarter Ended December 31, 1999              Commission File No. 0-12957


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


                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 1999 and June 30, 1999

                                                     December 31,     June 30,
                                                          1999          1999
                                                      (unaudited)        *
                                                      -----------   -----------

ASSETS
Current assets:
  Cash and cash equivalents                           $23,261,685   $24,673,636
  Accounts receivable                                   4,701,186     4,604,847
  Inventories                                           1,423,507     1,326,601
  Other current assets                                  1,738,367     1,034,327
                                                      -----------   -----------
     Total current assets                              31,124,745    31,639,411
                                                      -----------   -----------

Property and equipment                                 11,951,345    12,054,505
  Less accumulated depreciation and amortization       10,497,269    10,649,661
                                                      -----------   -----------
                                                        1,454,076     1,404,844
                                                      -----------   -----------
Other assets:
  Investments                                              68,823        68,823
  Other assets, net                                       807,711       753,683
  Patents, net                                            977,883     1,049,554
                                                      -----------   -----------
                                                        1,854,417     1,872,060
                                                      -----------   -----------
Total assets                                          $34,433,238   $34,916,315
                                                      ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $1,783,726    $1,716,089
  Accrued expenses                                      8,232,526     6,261,640
                                                      -----------   -----------
     Total current liabilities                         10,016,252     7,977,729
                                                      -----------   -----------
Accrued rent                                              621,152       634,390
Royalty advance - RPR                                     815,583       728,977
                                                      -----------   -----------
                                                        1,436,735     1,363,367
                                                      -----------   -----------

Commitments and contingencies

Stockholders' equity:

  Preferred stock-$.01 par value, authorized
    3,000,000 shares: issued and outstanding 27,000
    shares at December 31, 1999 and 107,000
    at June 30, 1999 (liquidation preference
    aggregating $1,189,000 at December 31,
    1999 and $4,659,000 at June 30, 1999)                     270         1,070

  Common stock-$.01 par value, authorized
    60,000,000 shares; issued and outstanding
    37,209,146 shares at December 31, 1999 and
    36,488,684 shares at June 30, 1999                    372,091       364,886
  Additional paid-in capital                          149,371,514   146,970,289
  Accumulated deficit                                (126,763,624) (121,761,026)
                                                      -----------   -----------
Total stockholders' equity                             22,980,251    25,575,219
                                                      -----------   -----------

Total liabilities and stockholders' equity            $34,433,238   $34,916,315
                                                      ===========   ===========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          Three Months and Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                   Three months ended                      Six months ended
                                                              December 31,       December 31,       December 31,       December 31,
                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
Revenues
  Sales                                                       $  3,746,768       $  3,782,411       $  6,616,903       $  6,718,113
  Contract revenue                                                  18,304             15,510             61,982             67,475
                                                              ------------       ------------       ------------       ------------
     Total revenues                                              3,765,072          3,797,921          6,678,885          6,785,588
                                                              ------------       ------------       ------------       ------------
Costs and expenses
  Cost of sales                                                    792,921          1,028,945          1,971,482          2,338,796
  Research and development expenses                              1,932,969          1,847,565          3,590,252          3,422,911
  Selling, general and administrative expenses                   2,810,438          2,108,376          5,136,409          3,643,655
                                                              ------------       ------------       ------------       ------------
     Total costs and expenses                                    5,536,328          4,984,886         10,698,143          9,405,362
                                                              ------------       ------------       ------------       ------------
       Operating loss                                           (1,771,256)        (1,186,965)        (4,019,258)        (2,619,774)
                                                              ------------       ------------       ------------       ------------
Other income (expense)
  Interest and dividend income                                     298,725            300,315            599,222            602,881
  Interest expense                                                    (926)            (2,619)            (3,884)            (8,055)

  Other                                                            (36,274)            39,104            (36,274)            39,834
                                                              ------------       ------------       ------------       ------------
                                                                   261,525            336,800            559,064            634,660
                                                              ------------       ------------       ------------       ------------
     Net loss                                                 ($ 1,509,731)      ($   850,165)      ($ 3,460,194)      ($ 1,985,114)
                                                              ============       ============       ============       ============
Basic and diluted loss per common share                       ($      0.04)      ($      0.03)      ($      0.09)      ($      0.06)
                                                              ============       ============       ============       ============

Weighted average number of common shares
  issued and outstanding                                        37,020,464         35,611,863         36,835,399         35,181,937
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

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 1999 and 1998
                                   (Unaudited)

                                                                             Six Months Ended
                                                                      December 31,      December 31,
                                                                          1999              1998
                                                                      ------------      ------------
Cash flows from operating activities:
  Net loss                                                            ($ 3,460,194)     ($ 1,985,114)
  Adjustment for depreciation and amortization                             243,212           559,869
  Loss (gain) on retirement of equipment                                    36,274           (39,834)
  Non-cash expense for issuance of common stock and stock options          207,770           242,497
  Decrease in accrued rent                                                 (13,238)          (79,533)
  Increase (decrease) in royalty advance - RPR                               5,219          (110,507)
  Changes in assets and liabilities                                      1,168,597        (1,906,039)
                                                                      ------------      ------------
  Net cash used in operating activities                                 (1,812,360)       (3,318,661)
                                                                      ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                    (257,047)         (137,875)
  Proceeds from sale of equipment                                               --           129,872
                                                                      ------------      ------------
  Net cash used in investing activities                                   (257,047)           (8,003)
                                                                      ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                            2,199,860        20,583,850
  Dividends paid on Series A Preferred Stock                            (1,542,404)               --
                                                                      ------------      ------------
  Net cash provided by financing activities                                657,456        20,583,850
                                                                      ------------      ------------

  Net (decrease) increase in cash and cash equivalents                  (1,411,951)       17,257,186
  Cash and cash equivalents at beginning of period                      24,673,636         6,478,459
                                                                      ------------      ------------
  Cash and cash equivalents at end of period                          $ 23,261,685      $ 23,735,645
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

(3)  Inventories

The composition of inventories at December 31, 1999 and June 30, 1999 is as follows:

                                   December 31,         June 30,
                                       1999              1999
                                   ------------       ----------
            Raw materials             $240,000          $503,000
            Work in process          1,017,000           548,000
            Finished goods             167,000           276,000
                                    ----------        ----------
                                    $1,424,000        $1,327,000
                                    ==========        ==========

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

(8)  Commitments and Contingencies

     We are being sued, in the United States District Court for the District of New Jersey, by a former financial advisor asserting that under a May 2, 1995 letter agreement between us and LBC Capital Resources Inc., LBC was entitled to a commission in connection with our January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $2.50 per share. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the letter agreement. We have entered into an agreement with LBC (Stipulation of Damages) that if we are found liable to LBC in this suit the damages for these claims would be limited to $2,750,000 in cash. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of our common stock to the extent the warrants issued to investors in the private placements are exercised. We believe that no compensation is due to LBC under the letter agreement and deny any liability under the letter agreement. We intend to defend this lawsuit vigorously and believe the ultimate resolution of this matter will not have a material adverse effect on our financial position. However, if we were required to issue warrants to LBC we would be required to incur a non-cash expense for each warrant issued equal to the difference between the exercise price of the warrants ($2.50) and the then current market price of our common stock.

     In January 2000, Hoffman-La Roche filed lawsuits in both the U.S. and France against Schering-Plough alleging that PEG-Intron infringes certain patents held by Hoffmann-La Roche. The validity and scope of Hoffmann-La Roche's patents in this segment of the industry could be judicially determined during these proceedings. This litigation is at a very early stage and we are not in a position to predict its outcome. If Schering-Plough does not prevail in this litigation, Hoffmann-La Roche may completely block Schering-Plough from commercializing PEG-Intron and we will not receive any royalties on the sales of PEG-Intron. This would have a material adverse effect on our business, financial condition and results of operations.

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

     RPR has also asserted that we should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications. RPR contends that its lost profits through December 31, 1999 were $5,194,000. We do not agree with RPR's claim for overcharges under the supply agreement and lost profits. We do not believe the ultimate resolution of these matters will have a material adverse effect on our financial results or operations, though it could have a material adverse effect on our financial position.

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

(10) Subsequent Events

     During January 2000, all of the outstanding Series B Preferred Stock warrants to purchase 657,895 shares of Common Stock were exercised. This exercise resulted in net proceeds of approximately $2,625,000.

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

During 1998, we began to experience manufacturing problems with ONCASPAR. The problems were due to an increase in the levels of particulates in batches of ONCASPAR which resulted in an increased rejection rate for this product. As a result of these manufacturing problems, we agreed with the FDA to temporary labeling and distribution modifications for ONCASPAR. We took over distribution of ONCASPAR directly to patients on an as-needed basis and instituted additional inspection and labeling procedures prior to distribution. In addition, during May 1999, the FDA required us to limit distribution of the product to only those patients who are hypersensitive to native L-asparaginese. In November 1999 the FDA lifted this restriction.

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

Research and Development. Research and development expenses increased by 5% to $1,933,000 for the three months ended December 31, 1999 from $1,848,000 for the same period last year. The increase was due to increased payroll and related expenses as well as the acquisition of certain patent rights. Our research and development expenses are focused on the clinical development of PEG-camptothecin which is in Phase I clinical trials, as well as preclinical development of other PEG compounds.

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

Research and Development. Research and Development expenses increased by 5% to $3,590,000 for the six months ended December 31, 1999 from $3,423,000 in the same period last year. The increase was due to increased payroll and related expenses as well as the acquisition of certain patent rights.

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

We are currently in discussions with RPR related to a disagreement over the purchase price we charged RPR for ONCASPAR under our supply agreement with RPR. RPR has asserted that we have overcharged them under the supply agreement in the amount of $2,329,000. We believe our costing and pricing of ONCASPAR complies with the supply agreement. RPR has also asserted that we should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications. RPR contends that its lost profits through December 31, 1999 were $5,194,000. We do not agree with RPR's claims. We do not believe the ultimate resolution of either matter will have a materially adverse effect on our financial results or operations, though it could have a material adverse effect on our financial position.

We are being sued, in the United States District Court for the District of New Jersey, by LBC Captial Resources Inc., a former financial advisor. LBC is asserting that under the May 2, 1995 letter agreement between us and LBC, LBC was entitled to a commission in connection with our January and March 1996 private placements, comprised of $500,000 and warrants to purchase 1,000,000 shares of our common stock at an exercise price of $2.50 per share. LBC has claimed $3,000,000 in compensatory damages, plus punitive damages, counsel fees and costs for the alleged breach of the letter agreement. We have entered into an agreement with LBC (known as the Stipulation of Damages) which provides that if we are found liable to LBC in this suit, the damages for these claims would be limited to $2,750,000 in cash. LBC has also asserted that it is entitled to an additional fee of $175,000 and warrants to purchase 250,000 shares of our common stock to the extent the warrants issued to investors in the private placements are exercised. We believe that no compensation is due to LBC under the letter agreement and deny any liability under the letter agreement. We intend to defend this lawsuit vigorously and believe the ultimate resolution of this matter will not have a material adverse effect on our financial position. However, if we were required to issue warrants to LBC we would be required to incur a non-cash expense for the cash warrants issued equal to the difference between the exercise price of the warrants ($2.50) and the then current market price of our common stock.

We believe that our existing cash resources should be sufficient to fund our capital and operational requirements (at current levels) for the foreseeable future. Upon exhaustion of our current cash reserves, our continued operations will depend on our ability to realize significant revenues from the commercial sale of our products, raise additional funds through equity or debt financing, or obtain significant licensing, technology transfer or contract research and development fees. We cannot make any assurance that these sales, financings or revenue generating activities will be successful.

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

Item 5. Other Information

     In January 2000, Hoffman-La Roche filed lawsuits in both the U.S. and France against Schering-Plough alleging that PEG-Intron infringes certain patents held by Hoffmann-La Roche. The validity and scope of Hoffmann-La Roche's patents in this segment of the industry could be judicially determined during these proceedings. This litigation is at a very early stage and we are not in a position to predict its outcome. If Schering-Plough does not prevail in this litigation, Hoffmann-La Roche may completely block Schering-Plough from commercializing PEG-Intron and we will not receive any royalties on the sales of PEG-Intron. This would have a material adverse effect on our business, financial condition and results of operations.

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


----------
o    Filed herewith.

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

                                     ENZON, INC.
                                     (Registrant)



Date: February 25, 2000              By: /s/ Peter G. Tombros
                                         ----------------------------
                                     Peter G. Tombros
                                     President and Chief Executive
                                     Officer



                                     By: /s/ Kenneth J. Zuerblis
                                         ----------------------------
                                     Kenneth J. Zuerblis
                                     Vice President, Finance and Chief Financial
                                     Officer
                                     (Principal Financial
                                     and Accounting Officer)