Form 10-Q
period 2000-03-31
ENZON INC
filed 2000-05-15
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           ---------------------------


For the Quarter Ended March 31, 2000                 Commission File No. 0-12957


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


Yes [X]  No [_]

The number of shares of common stock, $.01 par value, outstanding as of May 11, 2000 was 40,597,163 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 2000 and June 30, 1999

                                                                                                 March 31,            June 30,
ASSETS                                                                                             2000                 1999
                                                                                              -------------       ----------------
                                                                                               (unaudited)                 *
Current assets:
  Cash and cash equivalents                                                                   $ 126,555,209          $  24,673,636
  Accounts receivable                                                                             4,671,173              4,604,847
  Inventories                                                                                     1,387,402              1,326,601
  Other current assets                                                                              458,346              1,034,327
                                                                                              -------------          -------------
     Total current assets                                                                       133,072,130             31,639,411
                                                                                              -------------          -------------
Property and equipment                                                                           12,323,847             12,054,505
  Less accumulated depreciation and amortization                                                 10,562,659             10,649,661
                                                                                              -------------          -------------
                                                                                                  1,761,188              1,404,844
                                                                                              -------------          -------------
Other assets:
  Investments                                                                                        68,823                 68,823
  Other assets, net                                                                                 683,387                753,683
  Patents, net                                                                                      942,047              1,049,554
                                                                                              -------------          -------------
                                                                                                  1,694,257              1,872,060
                                                                                              -------------          -------------
Total assets                                                                                  $ 136,527,575          $  34,916,315
                                                                                              =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                            $   2,300,481          $   1,716,089
  Accrued expenses                                                                               11,250,063              6,261,640
                                                                                              -------------          -------------
     Total current liabilities                                                                   13,550,544              7,977,729
                                                                                              -------------          -------------
  Accrued rent                                                                                      614,533                634,390
  Royalty advance - RPR                                                                             826,066                728,977
                                                                                              -------------          -------------
                                                                                                  1,440,599              1,363,367
                                                                                              -------------          -------------
Commitments and contingencies
Stockholders' equity:
  Preferred  stock-$.01 par value, authorized 3,000,000 shares;
        issued and outstanding  27,000 shares at March 31,
        2000 and 107,000  shares at June 30, 1999 (liquidation
        preference  aggregating  $1,216,000 at March 31, 2000)                                          270                  1,070
  Common stock-$.01 par value, authorized 60,000,000 shares;
        issued and outstanding 40,579,901 shares at March
        31, 2000 and 36,488,684 shares at June 30, 1999                                             405,799                364,886
        Additional paid-in capital                                                              249,578,931            146,970,289
        Accumulated deficit                                                                    (128,448,568)          (121,761,026)
                                                                                              -------------          -------------
Total stockholders' equity                                                                      121,536,432             25,575,219
                                                                                              -------------          -------------
Total liabilities and stockholders' equity                                                    $ 136,527,575          $  34,916,315
                                                                                              =============          =============

*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           Three Months and Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                    Three months ended                    Nine months ended
                                                             --------------------------------      --------------------------------
                                                                March 31,          March 31,          March 31,          March 31,
                                                                  2000               1999               2000               1999
                                                             -----------------------------------------------------------------------
Revenues:
  Sales                                                        $ 4,708,391        $ 3,136,325        $11,325,294        $ 9,854,438
  Contract revenue                                               1,014,726             11,871          1,076,708             79,346
                                                              ------------       ------------       ------------       ------------
     Total revenues                                              5,723,117          3,148,196         12,402,002          9,933,784
                                                              ------------       ------------       ------------       ------------
Costs and expenses:
  Cost of sales                                                  1,041,749          1,305,135          3,013,231          3,643,931
  Research and development expenses                              1,921,442          1,683,070          5,511,694          5,105,981
  Selling, general and administrative expenses                   4,928,038          1,889,054         10,064,447          5,532,709
                                                              ------------       ------------       ------------       ------------
   Total costs and expenses                                      7,891,229          4,877,259         18,589,372         14,282,621
                                                              ------------       ------------       ------------       ------------
      Operating loss                                            (2,168,112)        (1,729,063)        (6,187,370)        (4,348,837)
                                                              ------------       ------------       ------------       ------------

Other income (expense):
  Interest and dividend income                                     483,335            270,265          1,082,557            873,146
  Interest expense                                                    (167)              (293)            (4,051)            (8,348)
  Other                                                                 --             18,237            (36,274)            58,071
                                                              ------------       ------------       ------------       ------------
                                                                   483,168            288,209          1,042,232            922,869
                                                              ------------       ------------       ------------       ------------
Net loss                                                      ($ 1,684,944)      ($ 1,440,854)      ($ 5,145,138)      ($ 3,425,968)
                                                              ============       ============       ============       ============

Basic and diluted loss per common share                             ($0.04)            ($0.04)            ($0.14)            ($0.10)
                                                              ============       ============       ============       ============
Weighted average number of common shares
  outstanding                                                   38,303,494         36,126,933         37,190,902         35,500,185
                                                              ============       ============       ============       ============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                       March 31,               March 31,
                                                                                        2000                    1999
                                                                                    -------------           -------------
Cash flows from operating activities:
  Net loss                                                                          ($  5,145,138)          ($  3,425,968)
  Adjustment for depreciation and amortization                                            365,142                 686,729
  Loss (gain) on retirement of equipment                                                   36,274                 (39,834)
  Non-cash expense for issuance of common stock and stock options                         415,131               1,197,528
  Decrease in accrued rent                                                                (19,857)                (86,152)
  Increase (decrease) in royalty advance - RPR                                             15,702                (110,506)
  Changes in assets and liabilities                                                     6,001,497              (1,267,141)
                                                                                    -------------           -------------
  Net cash provided by (used) in operating activities                                   1,668,751              (3,045,344)
                                                                                    -------------           -------------
Cash flows from investing activities:
  Capital expenditures                                                                   (650,253)               (331,732)
  Proceeds from sale of equipment                                                            --                   129,872
                                                                                    -------------           -------------
  Net cash used in investing activities                                                  (650,253)               (201,860)
                                                                                    -------------           -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                         102,405,479              21,563,096
  Dividends paid on Series A Preferred Stock                                           (1,542,404)                   --
                                                                                    -------------           -------------
Net cash provided by financing activities                                             100,863,075              21,563,096
                                                                                    -------------           -------------

Net  increase in cash and cash equivalents                                            101,881,573              18,315,892

Cash and cash equivalents at beginning of period                                       24,673,636               6,478,459
                                                                                    -------------           -------------
  Cash and cash equivalents at end of period                                        $ 126,555,209           $  24,794,351
                                                                                    =============           =============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)  Organization and Basis of Presentation

     The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon, Inc. and subsidiaries in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

(2)  Net Loss Per Common Share

     Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $14,000 and $108,000 for the three months ended March 31, 2000 and 1999, and $108,000 and $161,000 for the nine months ended March 31, 2000 and 1999, respectively, divided by the weighted average number of shares issued and outstanding during the period. Due to the net loss recorded for the three and nine months ended March 31, 2000 and 1999, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation. As of March 31, 2000, the Company had 5,614,000 common stock equivalents outstanding that could potentially dilute future diluted earnings per share calculations.

(3)  Inventories

     The composition of inventories at March 31, 2000 and June 30, 1999 is as follows:

                                               March 31,          June 30,
                                                 2000               1999
                                              ----------         ----------

     Raw Materials                            $  112,000         $  503,000
     Work in process                             986,000            548,000
     Finished goods                              289,000            276,000
                                              ----------         ----------
                                              $1,387,000         $1,327,000
                                              ==========         ==========

(4)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $4,000 and $8,000 for the nine months ended March 31, 2000 and 1999, respectively. There were no income tax payments made for the nine months ended March 31, 2000 and 1999.

     During the nine months ended March 31, 2000 80,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 181,818 shares of Common Stock. Accrued dividends of $1,542,000 on the Series A Preferred Stock that was converted during the nine months ended March 31, 2000, were settled by a cash payment. Additionally, a cash payment of $4 was made for fractional shares related to this conversion.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(5)  Stockholders' Equity

     In March 2000, the Company sold 2,300,000 shares in Common Stock in a public offering at a gross offering price $44.50 per share. The offering resulted in gross proceeds of approximately $102,350,000 and net proceeds of approximately $95,670,000.

     During the nine months ended March 31, 2000, warrants were exercised to purchase 802,000 shares of the Company's Common Stock at $4.30 per share. Of this amount, 702,000 warrants were issued in connection with our January 1996 private placement and 100,000 warrants were issued during fiscal 1999 as compensation for consulting services. These exercises resulted in net proceeds of approximately $3,450,000.

     On April 27, 2000 warrants were exercised to purchase 176,261 shares of Common Stock. These warrants were originally issued in connection with our March 1996 private placement. This exercise resulted in net proceeds of approximately $956,000.

     The exercise price of and the number of shares issuable under these warrants had been adjusted under standard anti-dilution provisions based upon the Company's issuance of shares of Common Stock at prices below the fair market value of the Common Stock, as defined in the warrants.

(6)  Non-Qualified Stock Option Plan

     On December 7, 1999 the stockholders voted to increase the number of shares reserved for issuance under the Company's Non-Qualified Stock Option Plan from 6,200,000 to 7,900,000. During the nine months ended March 31, 2000, we issued 290,000 stock options at an average exercise price of $33.54 per share under our Non-Qualified Stock Option Plan, as amended, of which 75,000 were granted to executive officers, as part of a bonus plan for the year ended June 30, 1999, and 70,000 were granted to Independent Directors. None of the options granted during the period are exercisable as of March 31, 2000. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(7)  Business Segments

     A single management team that reports to the Chief Executive Officer comprehensively manages the Company's business operations. The Company does not operate separate lines of business or separate business entities with respect to any of our approved products or product candidates. In addition, there are no operations conducted outside of the United States. Discrete financial statements are not prepared with respect to separate product areas. Accordingly, we do not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

(8)  Comprehensive Loss

     The net loss of $1,685,000 and $1,441,000, recorded for the three months ended March 31, 2000 and 1999 and $5,145,000 and $3,426,000, recorded for the nine months ended March 31, 2000 and 1999, respectively, is equal to the comprehensive loss for those periods.

(9)  Commitments and Contingencies

     In January 2000, Hoffmann-La Roche filed lawsuits in both the U.S. and France against Schering-Plough alleging that PEG-Intron infringes certain patents held by Hoffmann-La Roche. The validity and scope of Hoffmann-La Roche's patents in this segment of the industry could be judicially determined during these proceedings.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


The litigation is at a very early stage and we are not in a position to predict its outcome. If Schering-Plough does not prevail in this litigation, Hoffmann-La Roche may completely block Schering-Plough from commercializing PEG-Intron and we will not receive any royalties on the sales of PEG-Intron. This would have a material adverse effect on our business, financial condition and results of operations.

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

     We have manufactured several batches of ONCASPAR which contain acceptable levels of particulates and anticipate a final resolution of the problem during fiscal 2000. It is expected that RPR will resume distribution of ONCASPAR at that time. There can be no assurance that this solution will be acceptable to the FDA or RPR. If we cannot resolve this problem it is possible that the FDA may not permit us to continue to distribute this product. An extended disruption in the marketing and distribution of ONCASPAR could have a material adverse impact on future ONCASPAR sales.

     We maintain a separate supply agreement with RPR, under which RPR purchases, from us, all of RPR's requirements for ONCASPAR at a price defined in the supply agreement. We are currently in discussions with RPR related to a disagreement over the purchase price of ONCASPAR under the supply agreement we have with RPR. RPR has asserted that we have overcharged them under the supply agreement in the amount of $2,300,000. We believe our costing and pricing of ONCASPAR to RPR complies with the supply agreement.

     RPR has also asserted that we should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications. RPR contends that its lost profits through March 31, 2000 were $6,700,000. We do not agree with RPR's claim for these over charges under the supply agreement and lost profits. We do not believe the ultimate resolution of these disagreements with RPR will have a material adverse effect on our financial position or results of operations.

     During April 2000, we agreed to binding arbitration to settle a lawsuit, brought against us by LBC Capital Resources, Inc. ("LBC") a former financial advisor, in the United States District Court for the District of New Jersey. The arbitrator awarded LBC a $6,000,000 judgment. In its suit LBC claimed that under a May 2, 1995 letter agreement between LBC and us, LBC was entitled to a commission in connection with our January and March 1996 private placements, comprised of $675,000 and warrants to purchase 1,250,000 shares of our common stock at an exercise price of $2.50 per share. As a result of the arbitration, we recognized a net charge to selling, general and administrative expenses of approximately $2,600,000 during the quarter ended March 31, 2000. The charge represents the net profit and loss effect of the incremental reserves provided specifically for this litigation, offset by the reduction during the quarter of $2,900,000 of other contingency accruals that were deemed to not be required for certain other contingencies. During April 2000, we made a cash payment of $3,500,000 to LBC. The remaining $2,500,000 is payable at our option in the form of cash or common stock by June 30, 2000. At March 31, 2000, the $6,000,000 is included in accrued expenses on the consolidated condensed balance sheet.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


(10) Schering Agreement

     During the quarter ended March 31, 2000 we received a $1,000,000 milestone from our development partner for PEG-Intron, Schering-Plough Corporation. The payment was triggered by the FDA's acceptance of Schering-Plough's U.S. marking application for the use of PEG-Intron in the treatment of chronic hepatitis C. Under the Company's licensing agreement with Schering-Plough, we are entitled to royalties on worldwide sales of PEG-Intron. We are also entitled to an additional $2,000,000 milestone payment if FDA approval of PEG-Intron is received.

     In February 2000,  Schering-Plough  also reported that the European Union's
(EU) European Agency for the Evaluation of Medicinal Products (EMEA) issued a positive opinion recommending approval of PEG-Intron for the treatment of adult patients with chronic hepatitis C.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 1999, and in our Current Report on Form 8-K dated March 20, 2000, which are incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended March 31, 2000 vs. Three months ended March 31, 1999

Revenues. Revenues for the three months ended March 31, 2000 were $5,723,000, as compared to $3,148,000 for the three months ended March 31, 2000. The components of revenues are sales, which consist of our sales of products and royalties on the sale of these products by others, and contract revenues. Sales increased by 50% to $4,708,000 for the three months ended March 31, 2000, as compared to $3,136,000 for the prior year. The increase was due to an increase in ADAGEN sales of approximately 17%, due to an increase in patients receiving ADAGEN treatment and increased ADAGEN reimbursement levels. Net sales of ADAGEN were $3,277,000 for the three months ended March 31, 2000 and $2,802,000 for the three months ended March 31, 1999. The increase in sales was also due to an increase in sales of ONCASPAR. During November 1999, the Food and Drug Administration (FDA) lifted some of the temporary labeling and distribution restrictions resulting from difficulties encountered in our manufacturing process. We market ADAGEN internally and ONCASPAR through marketing agreements in the U.S. and Canada with Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") and in Europe with MEDAC GmbH ("MEDAC").

During 1998, we began to experience manufacturing problems with ONCASPAR. The problems were due to an increase in the levels of particulates in batches of ONCASPAR which resulted in an increased rejection rate for this product. During fiscal 1999, as a result of these manufacturing problems, we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR. RPR stopped distributing ONCASPAR and we took over distribution of ONCASPAR directly to patients on an as-needed basis. We also instituted additional inspection and labeling procedures prior to distribution of the product. In addition, during May 1999, the FDA required us to limit distribution of the product to only those patients who are hypersensitive to native L-asparaginase. In November 1999, the FDA lifted this distribution restriction.

We have been able to manufacture several batches of ONCASPAR, which contain acceptable levels of particulates, and anticipate a final resolution of the problem during the fourth quarter of fiscal 2000. It is expected that RPR will resume distribution of ONCASPAR at that time. We cannot assure you that this solution will be acceptable to the FDA or RPR. If we are unable to resolve this problem the FDA may not permit us to continue to distribute ONCASPAR. An extended disruption in the marketing and distribution of ONCASPAR may have a material adverse effect on future sales of the products.

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

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


We had export sales of $1,012,000 for the three months ended March 31, 2000 and $674,000 for the three months ended March 31, 1999. Of these amounts, sales in Europe were $854,000 for the three months ended March 31, 2000 and $520,000 for the three months ended March 31, 1999.

Contract revenues for the quarter ended March 31, 2000 increased by $1,003,000, as compared to the prior year. The increase in contract revenues was due to a $1,000,000 milestone payment from our development partner for PEG-Intron, Schering-Plough Corporation. The payment was a result of the FDA's acceptance in January 2000 of Schering-Plough's U.S. marketing application for the use of PEG-Intron in the treatment of chronic hepatitis C.

Cost of Sales. Cost of sales, as a percentage of sales, improved to 22% for the three months ended March 31, 2000, as compared to 42% for the same period in the prior year. The improvement was primarily due to a charge taken in the three months ended March 31, 1999 related to the write-off of ONCASPAR finished goods on hand and in the distribution pipeline. The write-off of ONCASPAR finished goods was attributable to the manufacturing problems previously discussed.

Research and Development. Research and development expenses increased by 14% to $1,921,000 for the three months ended March 31, 2000 from $1,683,000 for the same period last year. The increase was due to increased payroll and related expenses, as well as increased expenditures related to the clinical development of PEG-camptothecin which is in Phase I clinical trials, and the preclinical development of other PEG compounds.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses for the three months ended March 31, 2000 increased by 161% to $4,928,000, as compared to $1,889,000 in 1999. The increase was primarily due to a net charge, of $2,579,000, which included the impact of a binding arbitration award of $6,000,000, related to a lawsuit brought by LBC Capital Resources, Inc., a former financial advisor. The charge represents the net effect of the incremental reserves provided specifically for this litigation, offset by the reduction during the quarter of $2,900,000 of other contingency accruals that were deemed to not be required for certain other contingencies. The increase was also due to increased legal fees related to increased patent filing and defense costs.

Other income/expense. Other income/expense was $483,000, as compared to $288,000 for the same period in the prior year. The increase in other income/expense is attributable to an increase in interest income as a result of an increase in interest bearing investments.

Nine months ended March 31, 2000 vs. Nine months ended March 31, 1999

Revenues. Revenues for the nine months ended March 31, 2000 increased by $2,468,000 to $12,402,000 as compared to $9,934,000 for the same period last year. The components of revenues are sales, which consist of sales of our products and royalties on the sale of these products by others, and contract revenues. Sales increased by 15% to $11,325,000 for the nine months ended March 31, 2000, as compared to $9,854,000 for the prior year. The increase was due to an increase in ADAGEN sales of approximately 13%, resulting from an increase in patients receiving ADAGEN treatment and increased ADAGEN reimbursement levels. Net sales of ADAGEN, which we market, were $9,319,000 for the nine months ended March 31, 2000 and $8,231,000 for the nine months ended March 31, 1999. ONCASPAR revenues increased by $495,000 from the prior year. During November 1999, the FDA lifted some of the temporary labeling and distribution restrictions resulting from difficulties encountered in our manufacturing process, previously discussed. We had export sales of $3,018,000 for the nine months ended March

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


31, 2000 and $2,397,000 for the nine months ended March 31, 1999. Of these amounts, sales in Europe were $2,602,000 for the nine months ended March 31, 2000 and $2,007,000 for the nine months ended March 31, 1999.

Contract revenues increased by $997,000 to $1,077,000 for the nine months ended March 31, 2000, as compared to $79,000 for the prior year's period. The increase in contract revenues was due to a $1,000,000 milestone payment from our development partner for PEG-Intron, Schering-Plough Corporation. The payment was a result of the FDA's acceptance in January 2000 of Schering-Plough's U.S. marketing application for the use of PEG-Intron in the treatment of chronic hepatitis C.

Cost of Sales. Cost of sales, as a percentage of sales, improved to 27% for the nine months ended March 31, 2000, as compared to 37% for the nine months ended March 31, 1999. The improvement was primarily due to a charge taken in 1999 related to the write-off of ONCASPAR finished goods on hand. The prior year's write-off of ONCASPAR finished goods was attributable to the previously discussed manufacturing problems.

Research and Development. Research and development expenses increased by 8% to $5,512,000 for the nine months ended March 31, 2000 from $5,106,000 in the same period last year. The increase was due to increased payroll and related expenses, as well as increased expenditures related to the clinical development of PEG-camptothecin, and preclinical development of other PEG compounds.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2000 increased by 82% to $10,064,000, as compared to $5,533,000 in the same period of the prior year. The increase was primarily due to a net charge, of $2,579,000, which included the impact of a binding arbitration award of $6,000,000, related to a lawsuit brought by LBC Capital Resources, Inc., a former financial advisor. The charge represents the net effect of the incremental reserves provided specifically for this litigation, offset by the reduction during the quarter of $2,900,000 of other contingency accruals that were deemed to not be required for certain other contingencies. Additionally, increased legal fees related to litigation and arbitration proceedings, increased patent filing and defense costs, and increased ONCASPAR marketing and distribution costs contributed to the increase in selling, general and administrative expenses.

Other income/expense. Other income/expense was $1,042,000, as compared to $923,000 for the same period in the prior year. The increase in other income/expense is attributable an increase in interest income as a result of an increase in interest bearing investments.

Liquidity and Capital Resources

Total cash reserves, including cash and cash equivalents, as of March 31, 2000 were $126,555,000, as compared to $24,674,000 as of June 30, 1999. The increase in total cash reserves was due to our public offering of 2,300,000 shares of Common Stock in March 2000 at a gross offering price of $44.50 per share. The offering resulted in net proceeds of approximately $95,670,000. We invest our excess cash in a portfolio of high-grade marketable debt securities and United States government-backed securities.

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

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)


Under our amended license agreement with RPR, we received a payment of $3,500,000 in advance royalties in January 1995. Royalties due under the amended license agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability. The corresponding current portion of the advance is included in accrued expenses on the consolidated balance sheets. We will reduce the advance as royalties are recognized under the agreement. Through March 31, 2000, an aggregate of $4,369,000 in royalties payable by RPR has been offset against the original credit.

As of March 31, 2000, we had 27,000 shares of Series A Preferred Stock outstanding. These preferred shares are convertible into approximately 61,364 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A Preferred Stock at a rate of $54,000 per year. As of March 31, 2000, there were accrued and unpaid dividends totaling $541,000 on the shares of Series A Preferred Stock outstanding. We have the option to pay these dividends in either cash or common stock.

We are currently in discussions with RPR related to a disagreement over the purchase price of ONCASPAR under the supply agreement. RPR has asserted that we have overcharged RPR under the supply agreement in the amount of $2,300,000. We believe our costing and pricing of ONCASPAR to RPR complies with the supply agreement. RPR has also asserted that we should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications described above. RPR contends that its lost profits through March 31, 2000 were $6,700,000. We do not agree with RPR's claim for over charges under the supply agreement and lost profits. We do not believe the ultimate resolution of these disagreements with RPR will have a material adverse effect on our financial position or results of operations.

During April 2000, we agreed to binding arbitration to settle a lawsuit, brought against us by LBC Capital Resources, Inc. ("LBC") a former financial advisor, in the United States District Court for the District of New Jersey. The arbitrator awarded LBC a $6,000,000 judgment. In its suit LBC claimed that under a May 2, 1995 letter agreement between LBC and us, LBC was entitled to a commission in connection with our January and March 1996 private placements, comprised of $675,000 and warrants to purchase 1,250,000 shares of our common stock at an exercise price of $2.50 per share. As a result of the arbitration, we recognized a net charge to selling, general and administrative expenses of approximately $2,600,000 during the quarter ended March 31, 2000. The charge represents the net profit and loss effect of the incremental reserves provided specifically for this litigation, offset by the reduction during the quarter of $2,900,000 of other contingency accruals that were deemed to not be required for certain other contingencies. During April 2000, we made a cash payment of $3,500,000 to LBC. The remaining $2,500,000 is payable at our option in the form of cash or common stock by June 30, 2000. At March 31, 2000, the $6,000,000 is included in accrued expenses on the consolidated condensed balance sheet.

We believe that our existing cash resources should be sufficient to fund our capital and operational requirements for the foreseeable future. Upon exhaustion of our current cash reserves, our continued operations will depend on our ability to realize significant revenues from the commercial sale of our products, raise additional funds through equity or debt financing, or obtain significant licensing, technology transfer or contract research and development fees. We cannot make any assurance that these sales, financings or revenue generating activities will be successful.

PART II OTHER INFORMATION


Item 1.  Legal Proceedings

Our previously disclosed lawsuit with LBC Capital Resources, Inc. was resolved in the manner and on the terms described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resource."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                             Page Number
                                                                                             or
Exhibit                                                                                      Incorporation
Number                   Description                                                         By Reference
-------                   -----------                                                         -------------
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

    10.27      Common Stock Purchase Agreement dated June 25, 1998                          ^^^(10.27)

    10.28      Placement  Agent  Agreement  dated June 25, 1998 with SBC Warburg
               Dillon Read, Inc.                                                           ^^^^(10.28)

    10.29      Underwriting  Agreement dated March 20,2000 with Morgan Stanley &
               Co.  Inc.,  CIBC World  Markets  Corp.,  and SG Cowen  Securities
               Corporation                                                                    /(10.29)

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

/ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-30818) filed with the Commission and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

On January 11, 2000, we filed with the Commission a Current Report on Form 8-K dated December 23, 1999, related to Schering-Plough Corporation's submission of a Biologics License Application to the U.S. Food and Drug Administration seeking marketing approval for PEG-Intron (PEG-interferon alfa-2b) Powder for injection for the treatment of chronic hepatitis C in patients 18 years of age or older with compensated liver disease.

On February 22, 2000, we filed with the Commission a Current Report on Form 8-K dated February 22, 2000, related to our announcement of Schering-Plough Corporation's statement that the Committee for Proprietary Medicinal Products
(CPMP) of the European Agency for the Evaluation of Medicinal Products (EMEA) issued a positive opinion which recommended approval of PEG-Intron (PEG-interferon alfa-2b) for the treatment of adult patients with chronic hepatitis C.

On February 22, 2000, we filed with the Commission a Current Report on Form 8-K dated February 22, 2000, related to the filing of a registration statement with the Commission for a proposed offering of 2,000,000 shares of our Common Stock.

On February 23, 2000, we filed with the Commission a Current Report on Form 8-K dated February 23, 2000, related to our announcement of the ruling made by arbitrators on a royalty dispute between Enzon and Yoshitomi Pharmaceutical Industries, Inc. We were awarded a one-percent royalty on Yoshitomi sales of recombinant Human Serum Albumin (rHSA) in Asia, North America, and South America.

On March 20, 2000, we filed with the Commission a Current Report on Form 8-K dated February 22, 2000, related to the risk factors and descriptions of patents and legal proceedings. These risk factors are incorporated by reference into the prospectus included in each of our two Registration Statements on Form S-3 (File Nos. 333-32093 and 333-58269),
which are currently on file with the Commission. These risk factors replace and supersede the risk factors set forth in such prospectuses and the risk factors set forth in the section entitled "Risk Factors" in our annual report on Form 10-K, as amended, for the fiscal year ended June 30, 1999.

On March 21, 2000, we filed with the Commission a Current Report on Form 8-K dated March 21, 2000, related to our announcement of the pricing of our public offering of 2,000,000 newly issued shares of common stock at $44.50 per share. Additionally, the underwriters were granted an option to purchase an additional 300,000 shares of common stock to cover over-allotments, if any.

On March 24, 2000, we filed with the Commission a Current Report on Form 8-K dated March 24, 2000, related to our announcement that the underwriters of our public offering of 2,000,000 shares of common stock, exercised their over-allotment option and purchased 300,000 additional shares of common stock.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENZON, INC.
                                   -----------
                                   (Registrant)



Date: May 15, 2000                 By: /s/ Peter G. Tombros
                                      ----------------------------------------
                                   Peter G. Tombros
                                   President and Chief Executive
                                    Officer


                                   By: /s/ Kenneth J. Zuerblis
                                      ----------------------------------------
                                   Kenneth J. Zuerblis
                                   Vice President, Finance and Chief Financial
                                    Officer
                                   (Principal Financial
                                   and Accounting Officer)