Form 10-K
period 2000-06-30
ENZON INC
filed 2000-09-28
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                                   ----------

                                                                      Commission
For the fiscal year ended June 30, 2000                      File Number 0-12957


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _X_

     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on September 18, 2000 was approximately $2,696,273,000. There is no market for the Series A Cumulative Convertible Preferred Stock, the only other class of stock outstanding.

     As of September 18, 2000, there were 41,108,120 shares of Common Stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page 41.

                       Documents Incorporated by Reference

     The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 5, 2000, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                   ENZON, INC.

                          2000 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
Item 1.  Business                                                              3
Item 2.  Properties                                                           22
Item 3.  Legal Proceedings                                                    22
Item 4.  Submission of Matters to a Vote of Security Holders                  22

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                               23
Item 6.  Selected Financial Data                                              24
Item 7.  Management's Discussion and Analysis of Financial                    24
            Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures About Market Risk           39
Item 8.  Financial Statements and Supplementary Data                          39
Item 9.  Changes in and Disagreements With Accountants on Accounting and      39
            Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   40
Item 11. Executive Compensation                                               40
Item 12. Security Ownership of Certain Beneficial Owners and Management       40
Item 13. Certain Relationships and Related Transactions                       40

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      41

                               -----------------


ADAGEN(R), ONCASPAR(R) and PROTHECAN(R) are our registered trademarks. Other trademarks and trade names used in this annual report are the property of their respective owners.


Information contained in this Annual Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the section entitled Risk Factors, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

                                     PART I

Item 1. BUSINESS

Overview

     We are a biopharmaceutical company that develops and commercializes enhanced therapeutics for life-threatening diseases through the application of our two proprietary platform technologies: PEG and single-chain antibodies. We apply our PEG, or polyethylene glycol, technology to improve the delivery, safety and efficacy of proteins and small molecules with known therapeutic efficacy. We apply our single-chain antibody, or SCA, technology to discover and produce antibody-like molecules that offer many of the therapeutic benefits of monoclonal antibodies while addressing some of their limitations.

     PEG-INTRON is a PEG-enhanced version of Schering-Plough's alpha interferon product, INTRON A. We have designed PEG-INTRON to have an improved side effect profile, to yield greater efficacy as compared to INTRON A and to allow once per week dosing as compared to three times per week for INTRON A. Our worldwide partner for PEG-INTRON, Schering-Plough, received approval in the European Union for the treatment of adult patients with chronic hepatitis C during May 2000. Schering-Plough has also filed an application in the United States for approval of PEG-INTRON for the treatment of adult patients with chronic hepatitis C. In February 2000, the FDA accepted Schering-Plough's December 1999 application for PEG-INTRON for standard review, which typically takes 12 months from the date of its filing. Schering-Plough is also conducting a Phase III clinical trial of PEG-INTRON as combination therapy with REBETOL for hepatitis C and Phase III clinical trials of PEG-INTRON for the treatment of chronic myelogenous leukemia and malignant melanoma. Earlier stage clinical trials of PEG-INTRON are being conducted for other indications, including the treatment of HIV, hepatitis B and multiple sclerosis. Schering-Plough's worldwide sales of INTRON A and REBETRON Combination Therapy for all indications in 1999 totaled $1.1 billion.

     PROTHECAN is a PEG-enhanced version of camptothecin, a compound in the class of molecules called topoisomerase inhibitors. Camptothecin has been shown in clinical testing to be potent against certain tumor types, but it possesses limited clinical utility due to significant side effects and poor solubility. We have shown in pre-clinical studies that PROTHECAN has reduced side effects compared to other topoisomerase inhibitors and preferentially accumulates in tumors. We have initiated Phase I clinical trials of PROTHECAN in treating various types of cancers and expect to initiate Phase II clinical trials in 2001. Two topoisomerase inhibitors, topotecan and irinotecan, are currently approved and marketed for the treatment of ovarian and colorectal cancers, respectively. Total 1999 worldwide sales of these two products were approximately $550 million. We have other PEG-enhanced product candidates, which are currently in pre-clinical development.

     We have commercialized two products based on our PEG technology: ADAGEN for the treatment of a congenital enzyme deficiency disease called Severe Combined Immunodeficiency Disease or SCID and ONCASPAR for the treatment of acute lymphoblastic leukemia. Each of these products is a PEG-enhanced version of a naturally occurring enzyme. Both products have been on the market for several years and have demonstrated the safe and effective application of our PEG technology.

     SCAs are genetically engineered proteins, which possess the binding specificity and affinity of monoclonal antibodies and are designed to expand on the therapeutic and diagnostic applications possible with monoclonal antibodies. Preclinical studies have shown that SCAs allow for greater tissue penetration and faster clearance from the body. We intend to use our strong intellectual property position for our SCAs to issue additional licenses to third parties developing SCAs. We also intend to develop PEG-enhanced therapeutic SCAs internally, focusing initially on cancer and cardiovascular therapeutics. To date, 11 SCAs have been or are being tested in early stage clinical trials. The most clinically advanced SCAs based on our technology are being developed by our licensee, Alexion Pharmaceuticals, for complications arising during cardiopulmonary bypass and myocardial infarction. This product has been given fast track review status by the FDA for bypass surgery.

     We intend to continue to commercialize our proprietary products and technologies both internally and in cooperation with our strategic partners. We have more than 15 strategic alliances and license relationships for the development of products using our proprietary technologies.

PEG Technology

     Our proprietary PEG technology involves chemically attaching PEG to therapeutic proteins or small molecules for the purpose of enhancing therapeutic value. PEG is a relatively non-reactive and non-toxic polymer that is frequently used in food and pharmaceutical products. We have demonstrated, both in our marketed products and our products under development, that for some proteins and small molecules, we can impart significant pharmacologic advantages over the unmodified forms of the compound by modifying a compound using our PEG technology.

     These advantages include:

     o    extended circulating life,

     o    lower toxicity,

     o    increased drug stability, and

     o    enhanced drug solubility.

                               [GRAPHIC OMITTED]

                    A depiction of a PEG-enhanced molecule.

     For many years, we have applied our PEG technology to enhance the pharmacologic characteristics of potential or existing protein therapeutics. When we modify proteins with our PEG technology, it often causes these proteins to have properties, such as improved circulating life and reduced toxicities that significantly improve their therapeutic performance. In some cases, PEG can render a protein therapeutically effective, where the unmodified form had been ineffective. For example, proteins are often limited in their use as therapeutics because they frequently induce an immunologic response. When PEG is attached, it disguises the compound and reduces recognition by the patient's immune system. As a result, many of the favorable characteristics listed above are achieved. Given such improvement, frequency of dosing can be reduced without diminishing potency, or higher doses can be given to achieve a more powerful therapeutic impact.

     We recently developed a next generation PEG technology that allows us to apply PEG to small molecules. Like proteins, many small molecules of potentially significant therapeutic value possess undesired pharmacologic characteristics such as poor solubility, limited half-life and the propensity to induce an immunologic response. The attachment of PEG to small molecules not only disguises the molecule, thereby lowering potential immunogenicity and extending its circulatory life, but also greatly increases the solubility of these compounds. We attach PEG to small molecules by means of a covalent bond that is designed to temporarily inactivate the compound, and then deteriorate over time, releasing the compound in the proximity of targeted tissue. By inactivating and then reactivating the compound in the body we create a Pro Drug version of such compounds. These attributes may significantly enhance the therapeutic value of new chemicals, drugs already marketed by others and off-patent drugs with otherwise limited utility. We believe that this technology has broad usefulness and that it can be applied to a wide range of small molecules, such as:

     o cancer chemotherapy agents,

     o antibiotics,

     o anti-fungals, and

     o immunosuppressants.

We also believe that we will be able to use this PEG technology to impart Pro Drug attributes to proteins and peptides, including enzymes and growth factors.

     We have significant expertise and intellectual property in the methods by which PEG can be attached to a compound, the selection of appropriate sites on the compound to which PEG is attached, and the amount and type of PEG used. If PEG is attached to the wrong site on the protein, it can result in a loss of the protein's activity or therapeutic effect. Similarly, inappropriate linkers or the incorrect type or amount of PEG applied to a compound will typically fail to produce the desired outcome. Given our expertise, we are able to tailor the PEG technology to produce the desired results for the particular substance being modified.

PEG Products

PEG-INTRON

     PEG-INTRON is a PEG-enhanced version of Schering-Plough's recombinant alpha-interferon product called INTRON A. We have modified the INTRON A compound by attaching PEG to it, with the goal of imparting upon the drug enhanced characteristics, such as reduced toxicity, extended circulating life and the ability to administer higher doses without causing additional side effects. We have developed PEG-INTRON in conjunction with Schering-Plough. Schering-Plough currently markets INTRON A for 16 major antiviral and oncology indications worldwide. The largest indications for INTRON A are hepatitis C and certain types of cancer. Schering-Plough has been conducting clinical trials of PEG-INTRON in hepatitis C and cancer, as well as some other potential indications. During May 2000, Schering-Plough received approval in the European Union for the treatment of adult patients with chronic hepatitis C and has submitted an application for marketing approval in the U.S. for use of PEG-INTRON as a stand-alone therapy in treating hepatitis C.

     In late 1998, Schering-Plough began selling INTRON A in combination therapy with REBETOL for the treatment of hepatitis C. Schering-Plough has reported that the 1999 worldwide sales of INTRON A, as a stand-alone therapy for all indications and as combination therapy with REBETOL, were approximately $1.1 billion. Sales of INTRON A as a stand-alone therapy for the treatment of hepatitis C represent a portion of these combined sales. To date, the only application filed by Schering-Plough for marketing approval of PEG-INTRON is as a stand-alone therapy for the treatment of hepatitis C.

     Hepatitis C

     According to an article published in the New England Journal of Medicine, approximately 3.9 million people in the U.S. are infected with the hepatitis C virus. Approximately 2.7 million of these people are characterized as having chronic hepatitis C infection. We believe that the number of people infected with the hepatitis C virus in Europe is comparable to that in the U.S. According to the World Health Organization, there were approximately 170 million chronic cases of hepatitis C worldwide. A substantial number of people in the U.S. who were infected with hepatitis C more than 10 years ago are thought to have contracted the virus through blood transfusions. Prior to 1992, the blood supply was not screened for the hepatitis C virus. In addition, the majority of people infected with the virus are thought to be unaware of the infection because the hepatitis C virus can incubate for up to 10 years before patients become symptomatic. We estimate that fewer than 100,000 patients are currently being treated in the U.S. for hepatitis C.

     The current standard of care for hepatitis C infection is alpha-interferon administered three times per week for one year in combination with ribavirin, another antiviral drug. The alpha-interferon plus ribavirin therapy was approved in the U.S. for the treatment of hepatitis C in December 1998. Prior to such approval, hepatitis C infection was typically treated with alpha-interferon alone. In clinical studies, alpha-interferon stand-alone therapy for 48 weeks has reduced viral loads below the detectable levels in 10% to 15% of patients treated. In clinical studies, alpha-interferon plus ribavirin in combination therapy has reduced viral loads below detectable levels in 31% to 38% of patients treated. The clinical efficacy of alpha-interferon, both as a stand-alone or combination therapy, has been limited by serious side effects, which include flu-like symptoms, gastro-intestinal disorders and depression, in addition to undesirable dosing requirements. The requirement of three times per week dosing for the treatment of hepatitis C has also limited patient compliance.

     PEG-INTRON has shown in clinical trials that it is at least twice as effective and has allowed for less frequent dosing when compared to unmodified INTRON A. We expect that PEG-INTRON will be administered once per week, as opposed to up to three times per week for current hepatitis C regimens utilizing unmodified INTRON A.

     In May  2000,  Schering-Plough  announced  that it had  received  Marketing
Authorization, from the European Agency for the Evaluation of Medicinal Products, or EMEA, for PEG-INTRON (PEG-interferon alfa-2b) Powder for Injection. This approval of PEG-INTRON allows Schering-Plough to market PEG-INTRON throughout the European Union. In December 1999, Schering-Plough submitted a Biologics License Application, or BLA, to the FDA seeking marketing approval for PEG-INTRON Powder for Injection for the treatment of chronic hepatitis C in patients 18 years of age or older with compensated liver disease. In February 2000, the FDA accepted Schering-Plough's BLA for PEG-INTRON for standard review. Under the Prescription Drug Users Fee Act, the FDA is required to act on the application within 12 months from the date of its filing on December 23, 1999. According to Schering-Plough, the BLA proposes administration of PEG-INTRON Powder by injection once weekly for one year.

     Under our licensing agreement with Schering-Plough, we are entitled to milestone payments and royalties on worldwide sales of PEG-INTRON. The FDA's acceptance in February 2000 of the BLA filing submitted by Schering-Plough entitled us to a $1.0 million milestone payment. Schering-Plough has been responsible for the clinical development of PEG-INTRON.

     Schering-Plough is also continuing its development of PEG-INTRON as a combination therapy with REBETOL (ribavirin, USP) for the treatment of hepatitis
C. In January 1999, Schering-Plough announced the initiation of a multi-national Phase III clinical trial for this combination therapy.

     Cancer

     INTRON A is also used extensively in the treatment of cancer. Of the 16 indications for which INTRON A is approved throughout the world, 12 are cancer indications. Currently, INTRON A is approved in the U.S. for three cancer indications and used in some cases for other indications on an off-label basis.

     Schering-Plough is currently conducting two Phase III clinical trials of PEG-INTRON for two cancer indications, malignant melanoma and chronic myelogenous leukemia. In addition, Schering-Plough is conducting early stage trials of PEG-INTRON for various solid tumors and other forms of leukemia. The following is a list of approved and potential cancer indications for which INTRON A may be prescribed in the U.S.

         Cancer Type                         Status       Annual U.S. Incidence
         -----------                         ------       ---------------------
Malignant melanoma (Stage II, III, IV)      Approved              44,200
Follicular NHL (low grade)                  Approved              11,000
Chronic myelogenous leukemia                Approved               4,300
AIDS-related Kaposi's sarcoma               Approved               3,200
Bladder cancer                              Potential             54,200
Renal cell carcinoma                        Potential             31,000

     If the ongoing Phase III clinical trials of PEG-INTRON in malignant melanoma and chronic myelogenous leukemia demonstrate not only that the product is effective, but also that it has an improved side effect profile compared to unmodified INTRON A, we anticipate that higher doses of PEG-INTRON may be used, as compared to unmodified INTRON A. The ability to administer higher doses of alpha-interferon could lead to increased efficacy, as well as permit the use of PEG-INTRON for additional indications or usage. Published data from a Phase I clinical trial of PEG-INTRON in various cancer types showed that some patients who previously did not respond to unmodified INTRON A treatment did respond to PEG-INTRON. In that trial, PEG-INTRON was administered once per week as opposed to up to five times per week, which is a typical therapy regimen using unmodified INTRON A, and we expect that the once per week dosing regimen may be used in treating various cancer types.

     Potential Other Indications

     We believe that PEG-INTRON may be applied in treating other diseases, including HIV, hepatitis B and multiple sclerosis. A Phase I clinical trial of PEG-INTRON has been conducted for HIV. In this study, 58% of the 30 patients had substantial reductions in their levels of HIV after adding a weekly injection of PEG-INTRON to their combination treatments.

PROTHECAN

     PROTHECAN is a PEG-enhanced version of a small molecule called camptothecin, which is an anticancer compound in the class of drugs called topoisomerase inhibitors. Camptothecin, which was originally developed at the National Institutes of Health and is now off patent, is believed to be a potent topoisomerase inhibitor.

     For many years camptothecin has been known to be a very effective oncolytic agent but its drug delivery problems have limited its use. Recently, two camptothecin derivatives, topotecan and irinotecan, have been approved by the FDA for the treatment of ovarian and colorectal cancers, respectively. While these two new products are more soluble than camptothecin, their efficacy rate is relatively low. Despite their limitations, these two products together achieved 1999 worldwide sales of approximately $550 million.

     We believe that by adjusting the way PEG is covalently attached to camptothecin, the PEG attachment can be used to inactivate the compound's toxic mechanism, which allows it to circulate in the bloodstream for long periods of time. This allows the compound to accumulate in the proximity of tumor sites. Preliminary animal tests have shown that camptothecin modified with our PEG technology preferentially accumulates in tumors. The covalent bond used in PROTHECAN to attach PEG to the camptothecin is designed to deteriorate over time, resulting in the PEG falling off and allowing the compound once again to become active.

     We are currently conducting Phase I clinical trials of PROTHECAN in treating various types of cancers and expect to commence Phase II clinical trials in 2001.

ADAGEN

     ADAGEN, our first FDA-approved PEG product, is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of the adenosine deaminase enzyme, or ADA. ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. SCID results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Currently, the only alternative to ADAGEN treatment is a well-matched bone marrow transplant. Injections of unmodified ADA are not effective because of its short circulating life (less than 30 minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

     We are marketing ADAGEN on a worldwide basis and selling it in the United States. A European firm is distributing ADAGEN in Europe and Japan. Currently, 65 patients in eight countries are receiving ADAGEN therapy. We believe many newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for ADAGEN on new patient identification. Our sales of ADAGEN for the fiscal years ended June 30, 2000, 1999 and 1998 were $12.2 million, $11.2 million and $10.1 million, respectively.

ONCASPAR

     ONCASPAR, our second FDA-approved product, is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase. It is currently approved in the U.S., Canada and Germany, and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive, or allergic, to native, or unmodified, forms of L-asparaginase. Aventis Pharmaceuticals (formerly Rhone-Poulenc Rorer Pharmaceuticals) has the exclusive license to market ONCASPAR in the U.S. and Canada, and MEDAC GmbH has the exclusive right to market ONCASPAR in Europe.

     L-asparaginase is an enzyme, which depletes the amino acid asparagine upon which certain leukemic cells are dependent for survival. Other companies market unmodified L-asparaginase in the U.S. for pediatric acute lymphoblastic leukemia and in Europe to treat adult acute lymphoblastic leukemia and non-Hodgkin's lymphoma, as well as pediatric acute lymphoblastic leukemia.

     The therapeutic value of unmodified L-asparaginase is limited by its short half-life, which requires every-other-day injections, and its propensity to cause a high incidence of allergic reactions. We believe that ONCASPAR offers significant therapeutic advantages over unmodified L-asparaginase. ONCASPAR has a significantly increased half-life in blood, allowing every-other-week administration, and it causes fewer allergic reactions. Based upon the current use of unmodified L-asparaginase, we believe that ONCASPAR may be used in other cancer indications, potentially including lymphoma.

Other PEG Products

     Our PEG technology may be applicable to other potential products. We are currently conducting pre-clinical studies for additional PEG-enhanced compounds. We will continue to seek opportunities to develop other PEG-enhanced products. In 1998, we concluded a second Phase I clinical trial for a hemoglobin-based oxygen carrier, PEG-hemoglobin, for use as a radiosensitizer, in conjunction with radiation treatment of solid hypoxic tumors. We intend to continue to develop this product only in conjunction with a partner that will fund the development costs. To date, we have been unable to conclude an agreement with such a partner. We do not intend to conduct any further clinical trials for PEG-hemoglobin on our own.

SCA Proteins

General

     Antibodies are proteins produced by the immune system in response to the presence in the body of bacteria, viruses or other disease causing agents. Antibodies of identical molecular structure that bind to a specific target are called monoclonal antibodies. Over the past few years, several monoclonal antibodies have been approved for therapeutic use and have achieved significant clinical and commercial success. Much of the clinical utility of monoclonal antibodies results from the affinity and specificity with which they bind to their targets, as well as a long circulating life due to their relatively large size. Monoclonal antibodies, however, are not well suited for use in indications where a short half-life is advantageous or where their large size inhibits them physically from reaching the area of potential therapeutic activity.

     SCAs are genetically engineered proteins designed to expand on the therapeutic and diagnostic applications possible with monoclonal antibodies. SCAs have the binding specificity and affinity of monoclonal antibodies and, in their native form, are about one-fifth to one-sixth of the size of a monoclonal antibody, typically giving them very short half lives. We believe that human SCAs offer the following benefits compared to most monoclonal antibodies:

     o    faster clearance from the body,

     o    greater tissue penetration for both diagnostic imaging and therapy,

     o a significant decrease in immunogenic problems when compared with mouse-based antibodies,

     o easier and more cost effective scale-up for manufacturing when compared with monoclonal antibodies,

     o    enhanced  screening  capabilities  which  allow  for  the  more  rapid
          assessment  of  SCA  proteins  of  desired   specificity   using  high
          throughput screening methods, and

     o a better opportunity to be used orally, intranasally, transdermally or by inhalation.

     Comparison of a standard monoclonal antibody and a single-chain antibody.

                               [GRAPHIC OMITTED]
                              Monoclonal Antobody

                               [GRAPHIC OMITTED]
                             Single-Chain Antibody

     In addition to these benefits, fully human SCAs can be isolated directly from human SCA libraries without the need for costly and time consuming humanization procedures. SCAs are also readily produced through intracellular expression (inside cells) allowing for their use in gene therapy applications where SCA molecules act as specific inhibitors of cell function.

     We, along with numerous other academic and industrial laboratories, have demonstrated through in vitro testing the binding specificity of dozens of SCAs. We, in collaboration with the National Cancer Institute, have shown in published preclinical studies that SCAs localize to specific tumors and rapidly penetrate the tumors.

SCAs Under Development

     We believe that we have a strong patent position in the area of SCAs. We also believe that all products made by or incorporating SCA-based proteins or genes will require a license under our patents. We have granted licenses to a number of corporations and intend to issue additional licenses. We also intend to develop our own SCAs, focusing primarily on PEG-enhanced SCAs. To date, we have granted SCA product licenses to more than 15 companies, including Bristol-Myers Squibb, Baxter Healthcare and the Gencell Division of Aventis. These product licenses generally provide for upfront payments, milestone payments and royalties on sales of any SCA products developed. The following table sets forth a number of our licensees and summarizes their research and development efforts to date:

Research Collaborator               Status         Indication/Use
---------------------               ------         --------------

Alexion Pharmaceuticals             Phase IIb      Cardiopulmonary bypass
                                                   and myocardial infarction
Cell Genesys                        Phase I/II     Colon cancer
Seattle Genetics                    Phase I        Cancer
MorphoSys                           Research       Phage display
Cambridge Antibody Technology       Research       Phage display
Baxter Healthcare Corporation       Research       Cancer
Bristol-Myers Squibb                Research       All therapeutics
Gencell Division of Aventis         Research       Gene therapy

     Currently, there are 11 SCA proteins that have been or are being tested in early stage clinical trials by various organizations, including our licensees and academic institutions. Some of the areas being explored are cancer therapy, cardiovascular indications and AIDS. We believe that those organizations that have not yet licensed this technology from us will need a license from us to commercialize these products. However, we cannot assure you that this will prove to be the case. Set forth below are some examples of research being conducted in the SCA area.

     Alexion Pharmaceuticals. Our licensee, Alexion Pharmaceuticals, Inc., is developing an SCA directed against complement protein C5, which is a component of the body's normal defense against foreign pathogens. Inappropriate complement activation during cardiopulmonary bypass and myocardial infarction can lead to clinical problems. In Phase I trials during cardiopulmonary bypass, this SCA improved cardiac and neurological function and reduced blood loss. Alexion and its partner, Procter & Gamble, are currently conducting a 1,000 patient Phase IIb study to evaluate this SCA in patients undergoing cardiopulmonary bypass surgery and are initiating two additional 1,000 patient Phase II trials to evaluate this SCA in heart attack patients. This product has been given fast track review status by the FDA for bypass surgery.

     Cell Genesys. Another application of our SCA technology is in the area of T-Bodies. T-Body technology involves the expression of an SCA protein in a T-Cell that has been removed from the body and genetically modified. T-Cells, a type of lymphocyte cell, represent an important component of the immune system responsible for cell-mediated immunity and represent one of the body's natural defenses against foreign materials such as cancer cells and infectious organisms. Using SCA technology, T-Cells can be modified through molecular biology methods to express an SCA on the cell surface that can then recognize and bind to a specific antigen, thereby targeting the T-Cell to a specific location. Cell Genesys, our licensee, has had success in applying T-Bodies in preclinical studies with a T-Body SCA directed to various forms of cancer. In its completed Phase I/II trial, Cell Genesys reported that the treatment could be safely administered in an outpatient setting although no antitumor activity was observed.

     Cambridge Antibody Technology and MorphoSys. Cambridge Antibody Technology Ltd., or CAT, and MorphoSys are using antibody engineering, with phage display library technology, for the isolation of high specificity antibody binding regions. Using phage display technology, it is possible to conveniently isolate a fully human high-affinity SCA specific to virtually any target antigen. CAT and MorphoSys are leaders in the development of combinatorial antibody libraries, using phage display. CAT and MorphoSys currently have several licensing agreements with global pharmaceutical and biotechnology companies to apply their library to the identification and isolation of high specificity antibody proteins. Any companies working with CAT or MorphoSys will be required to negotiate a license with us for any SCAs that they might wish to commercialize.

     Seattle Genetics. Seattle Genetics is developing a single-chain immunotoxin targeted to cancers. It is in Phase I clinical trials in patients with carcinoma using its lead product candidate SGN-10, a single-chain version of Bristol-Myers' monoclonal antibody called BR 96. Preclinical data indicates that this SCA may have potent activity against a wide variety of solid tumor cancers. Single-chain immunotoxins combine an SCA that has specificity for a particular antigen on certain types of cancer cells with a toxin protein that would not otherwise bind to those tumor cells. SGN-10 has an SCA component that binds with high specificity to a particular carbohydrate that is expressed on the cell surface of many forms of solid tumors, including breast, lung, ovarian, prostate, colorectal and pancreatic cancers.

     Dana-Farber Cancer Institute and University of Alabama. Scientists at the Dana-Farber Cancer Institute and the University of Alabama are conducting research utilizing SCA proteins called intrabodies. Intrabodies are SCAs produced inside the cell via gene therapy. The Dana-Farber Cancer Institute is studying the use of a very specific intrabody for the treatment of HIV infection. The University of Alabama is studying a separate intrabody for ovarian cancer targeted to the erbB-2 receptor. Pre-clinical data generated from these studies have revealed that SCAs produced through intracellular expression can provide an important therapeutic response. The University of Alabama has completed a Phase I trial and the Dana-Farber Cancer Institute expects to initiate its trial shortly. Because the Dana-Farber Cancer Institute and the University of Alabama are academic research institutions, we have not required them to license our technologies.

Internal Development

     Internally, our research staff are currently working on a SCA protein candidate, as well as evaluating the feasibility of in-licensing SCA proteins that are already in clinical development. We are also developing several new technology platforms, which combine our proprietary SCA and PEG technologies. We have shown that it is possible to increase the half life of an SCA, by a factor of two- to twenty-fold, by attaching PEG to it. We can modify these properties of a PEG-SCA by varying the size of the PEG, the amount and shape of PEG and the attachment site. We intend to pursue the expansion of PEG-SCA technologies and develop SCA therapeutics that may be important in the treatment of cardiovascular disease, cancer, transplantation and acute phases of certain chronic diseases such as arthritis.

Strategic Alliances and Licenses

     In addition to internal product development, we seek to enter into joint development and licensing arrangements with other pharmaceutical and biopharmaceutical companies to expand the pipeline of products utilizing our proprietary PEG and SCA protein technologies. We believe that our technologies can be used to improve products that are already on the market or that are under development to produce therapeutic products that provide a safer, more effective and more convenient therapy. Currently, our partners have two products in late stages of the approval process, PEG-INTRON and Human Serum Albumin, as well as several SCA compounds in Phase I and Phase II clinical trials. PEG-INTRON was approved in the European Union in May 2000.

Schering-Plough Agreement

     In November 1990, we entered into an agreement with Schering-Plough. Under this agreement, Schering-Plough agreed to apply our PEG technology to develop a modified form of Schering-Plough's INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis and we will receive royalties on worldwide sales of PEG-INTRON. The royalty percentage to which we are entitled will be lower in any country where a polyethylene glycol/interferon-a product is being marketed by a third party in competition with PEG-INTRON, where such third party is not Hoffmann-La Roche.

     In June 1999, we amended our agreement with Schering-Plough, which resulted in an increase in the effective royalty rate that we receive for PEG-INTRON sales. In exchange, we relinquished our option to retain exclusive U.S. manufacturing rights for this product. In addition, we granted Schering-Plough a non-exclusive license under some of our PEG patents relating to Branched, or U-PEG, technology. This license gives Schering-Plough the ability to sublicense rights under these patents to any party developing a competing interferon product.

     In February 2000, we earned a $1.0 million milestone payment when the FDA accepted the BLA for PEG-INTRON filed by Schering-Plough. We are entitled to an additional $2.0 million milestone payment upon the approval of the BLA, if and when such approval occurs. Our agreement with Schering-Plough terminates, on a country-by-country basis, upon the later of:

     o the termination of Schering-Plough's obligation to pay us royalties in such country under the agreement, which obligation runs until the later of the date the last patent to contain a claim covering
          PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country, or

     o the expiration of the last to expire of our U-PEG patents or the patents owned or assigned to us under the agreement, including any patent extension or other extension of market exclusivity obtained relating to the patents.

     Schering has the right to terminate this agreement at any time if we fail to maintain the requisite liability insurance.

Aventis License Agreements

     We have entered into a license agreement with Aventis Pharmaceuticals (formerly Rhone-Poulenc Rorer Pharmaceutical, Inc.), as amended, under which we granted Aventis an exclusive license to sell in the United States ONCASPAR and any other asparaginase or PEG-asparaginase product developed by us or Aventis during the term of the amended license agreement. During July 2000, we further amended our license agreement with Aventis to increase the base royalty payable to us on net sales of ONCASPAR from 23.5% to 27.5% on annual sales up to $10 million and 25% on annual sales exceeding $10 million. These royalty payments will include Aventis' cost of purchasing ONCASPAR from us under our supply agreement. The term of the agreement was also extended until 2016. Additionally, the amended license agreement eliminated the super royalty of 43.5% on net sales of ONCASPAR which exceed certain agreed-upon amounts. The amended Aventis U.S. License Agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

     The payment of royalties to us under the amended license agreement will be offset by an original credit of $5.9 million, which represents a royalty advance plus reimbursement of certain amounts due to Aventis under the original license agreement and interest expense. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on our consolidated balance sheets as of June 30, 2000 and 1999. The royalty advance will be reduced as royalties are recognized under the agreement.

     The amended license agreement prohibits Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. The agreement terminates in December 2016 but automatically renews for additional one-year periods unless either party notifies the other in writing that it intends not to renew the agreement at least three months prior to the end of the current term. It can be terminated earlier by either party due to a default by the other. In addition, Aventis may terminate the agreement at any time upon one year's prior notice to us or if we are unable to supply product for more than 60 days under our separate supply agreement with Aventis. When the amended license agreement terminates, all rights we granted to Aventis under the agreement will revert to us. Under its supply agreement with us, Aventis is required to purchase from us all of its product requirements for sales of ONCASPAR in North America. If we are unable to supply product to Aventis under the supply agreement for more than 60 days for any reason other than a force majeure event, Aventis may terminate the supply agreement and we will be required to exclusively license Aventis the know-how required to manufacture ONCASPAR for the period of time during which the agreement would have continued had the license agreement not been terminated.

     During August 2000 we made a $1.5 million payment to Aventis, which was accrued for at June 30, 2000, to settle a disagreement over the purchase price of ONCASPAR under the supply agreement and to settle Aventis' claim that we should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications described in "Raw Materials and Manufacturing". Further, beginning in May 2000 and for each month that expires prior to our receipt of FDA approval to allow marketing and distribution of ONCASPAR without such labeling and distribution, we shall pay to Aventis $100,000. As of September 15, 2000 we have not received this approval.

     Under separate license agreements, Aventis has exclusive rights to sell ONCASPAR in Canada and Mexico. These agreements provide for Aventis to seek to obtain marketing approval of ONCASPAR in Canada and Mexico and for us to receive royalties on net sales of ONCASPAR in these countries, if any. These agreements expire 10 years after the first commercial sale of ONCASPAR in each country, but automatically renew for consecutive five-year periods unless either party elects to terminate at least three months prior to the end of the current term. Aventis may terminate these agreements on one year's prior notice to us.

     We also have a license agreement with Aventis for the Pacific Rim region, specifically, Australia, New Zealand, Japan, Hong Kong, Korea, China, Taiwan, the Philippines, Indonesia, Malaysia, Singapore, Thailand, Laos, Cambodia and Vietnam. Under the license agreement, Aventis is responsible for obtaining approvals for indications in the licensed territories. Our supply agreement for the Pacific Rim region provides for Aventis to purchase ONCASPAR for the region from us at established prices, which increase over the term of the agreement. The license agreement also provides for minimum purchase requirements for the first four years of the agreement. These agreements expire on a country-by-country basis 10 years after the first commercial sale of ONCASPAR in each country, but automatically renew for consecutive five-year periods unless either party elects to terminate at least three months prior to the end of the current term. Aventis may terminate these agreements on one year's prior notice to us.

MEDAC License Agreement

     We have also granted an exclusive license to MEDAC to sell ONCASPAR and any PEG-asparaginase product developed by us or MEDAC during the term of the agreement in Western Europe, Turkey and Russia. Our supply agreement with MEDAC provides for MEDAC to purchase ONCASPAR from us at certain established prices, which increase over the initial five-year term of the agreement. Under the license agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement,

MEDAC is required to meet certain minimum purchase requirements. The MEDAC license terminates in October 2001, but automatically renews for successive two-year periods unless either party elects to terminate at least nine months prior to the end of the current term. MEDAC may terminate the agreement after providing us with one year's prior notice.

Green Cross Agreements

     We have two license agreements with the Green Cross Corporation for the development of a recombinant human serum albumin, or rHSA, as a blood volume expander. Green Cross was acquired by Yoshitomi Pharmaceutical Industries, Ltd. in April 1998. Green Cross has reported that it filed for approval of this product in Japan in November 1997. The agreements, which were assigned to us in connection with our acquisition of Genex Corporation in 1991, entitle us to a royalty on sales of an rHSA product sold by Green Cross in much of Asia and North and South America. Currently, Green Cross is only developing this product for the Japanese market. A binding arbitration was concluded in February 2000 regarding the royalty rate required under the agreements. Green Cross had filed documents in the arbitration taking the position that no royalty was due to us. We disputed that position, and the arbitrators awarded us a 1% royalty on Yoshitomi sales of rHSA in Japan, South East Asia, India, China, Australia, New Zealand and North and South America for a period of 15 years after the first commercial sale of Yoshitomi's rHSA following market approval of that product in Japan or the United States.

Marketing

     Other than ADAGEN, which we market on a worldwide basis to a small patient population, we do not engage in the direct commercial marketing of any of our products and therefore do not have an established sales force. For some of our products, we have provided exclusive marketing rights to our corporate partners in return for royalties on sales.

     We expect to evaluate whether to create a sales force to market certain products in the United States or to continue to enter into licensing and marketing agreements with others for United States and foreign markets. These agreements generally provide that our licensees or marketing partners will conduct all or a significant portion of the marketing of these products. In addition, under these agreements, our licensee or marketing partners may have all or a significant portion of the development and regulatory approval responsibilities.

Raw Materials and Manufacturing

     In the manufacture of our products, we couple activated forms of PEG with unmodified proteins. We do not have a long-term supply agreement for the raw polyethylene glycol that we use to manufacture the PEG we require. Instead, we maintain a level of inventory, which we believe should provide us sufficient time to find an alternate supplier of PEG, in the event it becomes necessary, without materially disrupting our business.

     During 1998, we began to experience manufacturing problems with one of our FDA-approved products, ONCASPAR. The problems were due to increased levels of white particulates in batches of ONCASPAR, which resulted in an increased rejection rate for this product. During November 1998, we agreed with the FDA to temporary labeling and distribution modifications for ONCASPAR and instituted additional inspection and labeling procedures prior to distribution. During May 1999, the FDA required us to limit distribution of ONCASPAR to only those patients who are hypersensitive to native L-asparaginase. In November 1999, the FDA withdrew this distribution restriction.

     In July 1999, the FDA conducted an inspection of our manufacturing facility in connection with our product license for ADAGEN. Following that inspection, the FDA documented several deviations from Current Good Manufacturing Practices, known as cGMP, in a Form 483 report. We provided the FDA with a corrective action plan. In November 1999, the FDA issued a warning letter citing the same cGMP deviations listed in the July 1999 Form 483, but it also stated that the FDA was satisfied with our proposed corrective actions. As a result of the deviations, the FDA decided not to approve product export requests from us for ONCASPAR until it determines that all noted cGMP deviations have been corrected. This restriction was removed in August 2000.

     In January 2000, the FDA conducted another inspection of our manufacturing facility relating to the ONCASPAR product license and as a follow-up to the July 1999 inspection relating to ADAGEN. Following this most recent inspection, the FDA issued a Form 483 report, citing deviations from cGMP in the manufacture of ONCASPAR and two cGMP deviations for ADAGEN. We have responded to the FDA with a corrective action plan to the January 2000 Form 483.

Research and Development

     Our primary source of new products is our internal research and development activities. Research and development expenses for the fiscal years ended June 30, 2000, 1999 and 1998 were approximately $8.4 million, $6.8 million and $8.7 million, respectively.

     Our research and development activities during fiscal 2000 concentrated primarily on the Phase I clinical trial of PROTHECAN, pre-clinical studies, and continued research and development of our proprietary technologies. As a result of our clinical trials for PROTHECAN and additional clinical and pre-clinical studies, we expect our research and expenses for fiscal 2001 and beyond to be at significantly higher levels then previous years.

Patents

     We have licensed, and been issued, a number of patents in the United States and other countries and have other patent applications pending to protect our proprietary technology. Although we believe that our patents provide adequate protection for the conduct of our business, we cannot assure you that such patents:

     o    will be of substantial protection or commercial benefit to us,

     o    will afford us adequate protection from competing products, or

     o    will not be challenged or declared invalid.

     We also cannot assure you that additional United States patents or foreign patent equivalents will be issued to us.

     The patent covering our original PEG technology, which we had licensed from Research Corporation Technologies, Inc., contained broad claims covering the attachment of PEG to polypeptides. However, this United States patent and its corresponding foreign patents have expired. Based upon the expiration of the Research Corporation patent, other parties will be permitted to make, use, or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We have obtained and intend to continue to pursue patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We also have obtained patents relating to the specific composition of the PEG-modified compounds that we have identified or created. We will continue to seek such patents as we develop additional PEG-enhanced products. We cannot assure you that any of these patents will enable us to prevent infringement or that competitors will not develop competitive products outside the protection that may be afforded by our patents.

     We are aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins and other compounds. Owners of any such patents may seek to prevent us or our collaborators from selling our products. In January

2000, Hoffmann-La Roche filed lawsuits in both the U.S. and France against Schering-Plough alleging that PEG-INTRON infringes certain patents held by Hoffmann-La Roche. The validity and scope of Hoffmann-La Roche's patents in this segment of the industry could be judicially determined during these proceedings. If Schering-Plough does not prevail in this litigation, Hoffmann-La Roche may completely block Schering-Plough from commercializing PEG-INTRON. Among other things, the outcome will likely depend not only upon whether the Hoffmann-La Roche patents are determined valid and infringed, but upon the reasoning behind such determinations. Prior to the commencement of this litigation we obtained an opinion of patent counsel that the patent held by Hoffmann-La Roche is invalid. This opinion has been relied upon by us and Schering-Plough in continuing to pursue development of this product; however, these opinions are not binding on any court or the U.S. Patent and Trademark Office. We cannot assure you that the patent opinion will prove to be correct and that a court would find any of the claims of such patents to be invalid or that the product developed by us or our collaborator does not infringe such patents.

     We also believe that there are PEG-modified products being developed by third parties that infringe on one or more of our current PEG technology patents. On December 7, 1998, we filed a patent infringement suit against Shearwater Polymers Inc., a company that reportedly has developed a Branched PEG, or U-PEG, used in Hoffmann-La Roche's Pegasys product, a PEG-modified version of its alpha-interferon product called Roferon-A. According to published reports, Pegasys utilizes a type of Branched PEG for which we have been granted a patent in the U.S. and have a similar patent pending in Europe. Shearwater has filed a counterclaim in this litigation alleging that our Branched PEG patent is invalid and unenforceable. During September 2000 we filed a similar infringement suit against Hoffman-LaRoche under a newly issued related patent.

     In the field of SCA proteins, we have several United States and foreign patents and pending patent applications, including a patent granted in August 1990 covering the genes needed to encode SCA proteins. Creative BioMolecules, Inc., or Creative, provoked an interference with this patent and on June 28, 1991, the United States Patent and Trademark Office entered summary judgment terminating the interference proceeding and upholding our patent. Creative subsequently lost its appeal of this decision in the United States Court of Appeals and did not file a petition for review of this decision by the United States Supreme Court within the required time period.

     In November 1993, Creative signed collaborative agreements with us in the field of our SCA protein technology and Creative's Biosynthetic Antibody Binding Site protein technology. Under the agreements, each company is free, under a non-exclusive, worldwide license, to develop and sell products utilizing the technology claimed by both companies' antibody engineering patents, without paying royalties to the other. Each company is also free to market products in collaboration with third parties, but the third parties will be required to pay royalties on products covered by the patents which will be shared by the companies, except in certain instances. We have the exclusive right to market licenses under both companies' patents other than to Creative's collaborators. In addition, the agreements provide for the release and discharge by each company of the other from any and all claims based on past infringement of the technology which is the subject of the agreements. The agreements also provide for any future disputes between the companies regarding new patents in the area of engineered monoclonal antibodies to be resolved pursuant to agreed-upon procedures.

     The degree of patent protection to be afforded to biotechnological inventions is uncertain and our products are subject to this uncertainty. We are aware of certain issued patents and patent applications, and there may be other patents and applications, containing subject matter which we or our licensees or collaborators may require in order to research, develop or commercialize at least some of our products. We cannot assure you that we will be able to obtain a license to such subject matter on acceptable terms, or at all.

     In addition to the litigations described above, we expect that there may be significant litigation in the industry regarding patents and other proprietary rights and, to the extent we become involved in such litigation, it could consume a substantial amount of our resources. An adverse decision in any such litigation could subject us to significant liabilities. In addition, we rely heavily on our proprietary technologies for which pending patent applications have been filed and on unpatented know-how developed by us. Insofar as we rely on trade secrets and unpatented know-how to maintain our competitive technological position, we cannot assure you that others may not independently develop the same or similar technologies. Although we have taken steps to protect our trade secrets and unpatented know-how, third parties nonetheless may gain access to such information.

Government Regulation

     The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval and promotion of our products. All of our products will require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous pre-clinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products that we are then developing and our ability to receive product or royalty revenues.

     The steps required before a new drug or biological product may be distributed commercially in the United States generally include:

     o conducting appropriate pre-clinical laboratory evaluations of the product's chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product,

     o submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug Application, or IND,

     o making the IND effective after the resolution of any safety or regulatory concerns of the FDA,

     o obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug or biological product into humans in clinical studies,

     o conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug or biological product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

               Phase I. The drug or biologic is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion,

               Phase II. The drug or biologic is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data,

               Phase III. The drug or biologic is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study,

     o submitting the results of preliminary research, pre-clinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug or biological product to the FDA in a New Drug Application, or NDA, for a drug product, or BLA for a biological product, and

     o obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug or biological product.

     An NDA or BLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. The biological product may not be marketed in the U.S. until a biological license is issued.

     The approval process can take a number of years and often requires substantial financial resources. The results of pre-clinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, this procedure may shorten the traditional product development process in the United States. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review with a target lapsed approval time of six months. Nonetheless, approval may be denied or delayed by the FDA or additional trials may be required. The FDA also may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Upon approval, a drug product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA, although information about off-label indications may be distributed in certain circumstances.

     In addition to obtaining FDA approval for each indication to be treated with each product, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with Current Good Manufacturing Practices and permit and pass inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing drug products for distribution in the United States also must list their products with the FDA and comply with Current Good Manufacturing Practices. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

     Any products manufactured or distributed by us pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and a requirement to report adverse experiences with the drug. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed product. Adverse experiences with the product must be reported to the FDA. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

     The Federal Food, Drug, and Cosmetic Act also mandates that drug products be manufactured consistent with Current Good Manufacturing Practices. In complying with the FDA's regulations on Current Good Manufacturing Practices, manufacturers must continue to spend time, money and effort in production, record-keeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with Current Good Manufacturing Practices. Failure to comply subjects the manufacturer to possible FDA action, such as:

     o    warning letters,

     o    suspension of manufacturing,

     o    seizure of the product,

     o    voluntary recall of a product,

     o    injunctive action, or

     o    possible civil or criminal penalties.

To the extent we rely on third parties to manufacture our compounds and products, those third parties will be required to comply with Current Good Manufacturing Practices.

     Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to the product, including changes in indication, manufacturing process, manufacturing facility or labeling, an NDA or BLA supplement may be required to be submitted to the FDA.

     Products manufactured in the United States for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of our strategic relationships our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance.

     We are also subject to various federal, state and local laws, rules, regulations and policies relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work. Although we believe that our safety procedures for handling and disposing of such materials comply with current federal, state and local laws, rules, regulations and policies, the risk of accidental injury or contamination from these materials cannot be entirely eliminated.

     We cannot predict the extent of government regulation which might result from future legislation or administrative action. In this regard, although the Food and Drug Administration Modernization Act of 1997 modified and created requirements and standards under the Federal Food, Drug, and Cosmetic Act with the intent of facilitating product development and marketing, the FDA is still in the process of developing regulations implementing the Food and Drug Administration Modernization Act of 1997. Consequently, the actual effect of these developments on our business is uncertain and unpredictable.

     Moreover, we anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us or our collaborators to limit or eliminate spending on development projects and may otherwise impact us. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the United States or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development.

     ADAGEN was approved by the FDA in March 1990. PEG-INTRON was approved in Europe in May 2000 for treatment of adult patients with chronic hepatitis C. ONCASPAR was approved for marketing in the U.S. and Germany in 1994 and in Canada in December 1997 for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. Except for these approvals, none of our other products has been approved for sale and use in humans in the U.S. or elsewhere.

     With respect to patented products, delays imposed by the government approval process may materially reduce the period during which we will have the exclusive right to exploit them.

Competition

     Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection of technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

     We are aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. Other than PEG-INTRON and our ONCASPAR and ADAGEN products, we are not aware of any PEG-modified therapeutic proteins that are currently available commercially for therapeutic use. Nevertheless, other drugs or treatments that are currently available or that may be developed in the future, and which treat the same diseases as those that our products are designed to treat, may compete with our products.

     Prior to the development of ADAGEN, the only treatment available to patients afflicted with ADA-deficient SCID was a bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. More recently, researchers at the National Institutes of Health, or NIH, have been attempting to treat SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The patients in these trials are also receiving ADAGEN treatment in addition to the gene therapy. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express adenosine deaminase, the deficient enzyme in people afflicted with ADA-deficient SCID, permanently and at normal levels. To date, patients in gene therapy clinical trials have not been able to stop ADAGEN treatment and, therefore, the trials have been inconclusive.

     Current standard treatment of patients with acute lymphoblastic leukemia includes administering unmodified L-asparaginase along with the drugs vincristine, prednisone and daunomycin. Studies have shown that long-term treatment with L-asparaginase increases the disease-free survival in high risk patients. ONCASPAR, our PEG-modified L-asparaginase product, is used to treat patients with acute lymphoblastic leukemia who are hypersensitive to unmodified forms of L-asparaginase. Currently, there is one unmodified form of L-asparaginase (Elspar) available in the United States and several available in Europe. We believe that ONCASPAR has two advantages over these unmodified forms of L-asparaginase: increased circulating blood life and generally reduced immunogenicity.

     The current market for INTRON A, Schering-Plough's interferon alpha-2b product, is highly competitive, with Hoffmann-La Roche, Amgen, Inc. and several other companies selling similar products. We believe that PEG-INTRON may have several potential advantages over the interferon products currently on the market, including:

     o    once per week dosing versus the current three times per week dosing,

     o    an improved side effect profile, and

     o    increased efficacy.

     It has also been reported that Hoffmann-La Roche's Pegasys product is a longer lasting version of its interferon product, Roferon-A. Hoffman-La Roche filed for U.S. marketing approval for Pegasys in May 2000. We believe that this product infringes a patent which covers one of our second generation PEG technologies, called Branched PEG. We have initiated patent infringement litigation against Hoffman-La Roche and the supplier of the PEG technology used in Hoffmann-La Roche's Pegasys, Shearwater Polymers Inc., and are seeking to block this product from entering the market in the United States.

     There are several technologies which compete with our SCA protein technology, including chimeric antibodies, humanized antibodies, human monoclonal antibodies, recombinant antibody Fab fragments, low molecular weight peptides and mimetics. These competing technologies can be categorized into two areas:

     o    those  modifying  monoclonal  antibodies  to  minimize   immunological
          reaction to a foreign protein, which is the strategy employed with chimerics, humanized antibodies and human monoclonal antibodies, and

     o those creating smaller portions of monoclonal antibodies, which are more specific to the target and have fewer side effects, as is the case with Fab fragments and low molecular weight peptides.

     We believe that the smaller size of our SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and cause a significant decrease in the immunogenic problems associated with conventional monoclonal antibodies. A number of organizations have active programs in SCA proteins. We believe that our patent position on SCA proteins will likely require companies that have not licensed our SCA protein patents to obtain licenses from us in order to commercialize their products, but there can be no assurance that this will prove to be the case.

Employees

     As of June 30, 2000, we employed 90 persons, including 17 persons with Ph.D. degrees. At that date, 45 employees were engaged in research and development activities, 26 were engaged in manufacturing, and 19 were engaged in administration and management. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

Item 2. Properties

     We own no real property. The following are all of the facilities that we currently lease:

                                                 Approx.    Approx.
                              Principal          Square     Annual          Lease
    Location                 Operations          Footage     Rent        Expiration
    --------                 ----------          -------     ----        ----------
20 Kingsbridge Road   Research & Development     56,000   $496,000(1)   June 15, 2007
Piscataway, NJ        and Administrative

300 Corporate Ct      Manufacturing              24,000    183,000      March 31, 2007
S. Plainfield, NJ

(1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $496,000 to $581,000.

     We believe that our facilities are well maintained and generally adequate for our present and future anticipated needs.

Item 3. Legal Proceedings

     In December 1998, we filed a patent infringement suit against Shearwater Polymers Inc., a company that has reportedly developed a Branched PEG, or U-PEG, used in Hoffmann-La Roche's Pegasys product, a PEG-modified version of its alpha-interferon product called Roferon-A. We believe that Pegasys utilizes a type of Branched PEG for which we have been granted a patent in the U.S. and have similar patents pending in Europe, Japan and Canada. Shearwater has filed a counter-claim in this litigation alleging that our Branched PEG patent is invalid and unenforceable. During September 2000, we filed a similar infringement suit in Federal Court in New Jersey against Hoffman-La Roche under a newly issued related patent.

     In January 2000, Hoffmann-La Roche filed lawsuits in both the U.S. and France against Schering-Plough alleging that PEG-INTRON infringes certain patents held by Hoffmann-La Roche. The validity and scope of Hoffmann-La Roche's patents in this segment of the industry could be judicially determined during these proceedings. If Schering-Plough does not prevail in this litigation, Hoffmann-La Roche may completely block Schering-Plough from commercializing
PEG-INTRON. Among other things, the outcome will likely depend not only upon whether the patents are determined valid and infringed, but also upon the reasoning behind such determinations. We are presently unable to predict either the effect or degree of effect this litigation will have on our business and financial condition.

     There is no other pending material litigation to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters

     Our Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the trading symbol "ENZN".

     The following table sets forth the high and low sale prices for our Common Stock for the years ended June 30, 2000 and 1999, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.


                                                   High         Low
                                                   ----         ---
           Year Ended June 30, 2000
            First Quarter                         34.63         20.08
            Second Quarter                        46.25         26.63
            Third Quarter                         70.50         37.69
            Fourth Quarter                        47.63         25.69

           Year Ended June 30, 1999
            First Quarter                          7.13          3.97
            Second Quarter                        13.94          5.13
            Third Quarter                         16.69         13.25
            Fourth Quarter                        20.56         11.50


     As of September 18, 2000 there were 1,937 holders of record of our Common Stock.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. Holders of our Series A preferred stock are entitled to an annual dividend of $2.00 per share, payable semiannually, but only when and if declared by our board of directors, out of funds legally available. As of June 30, 2000 there were 7,000 shares of Series A preferred stock issued and outstanding. Dividends on the Series A preferred stock are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the board of directors deems it appropriate in light of our then current financial condition. No dividends are to be paid or set apart for payment on our common stock, nor are any shares of common stock to be redeemed, retired or otherwise acquired for valuable consideration unless we have paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A preferred stock.

Item 6. Selected Financial Data

     Set forth below is our selected financial data for the five fiscal years ended June 30, 2000.

Consolidated Statement of Operations Data:

                                               Year Ended June 30
                       ----------------------------------------------------------------------------
                          2000              1999           1998             1997            1996
                          ----              ----           ----             ----            ----
Revenues               17,017,797    $ 13,158,207    $ 14,644,032    $ 12,727,052    $ 12,681,281
Net Loss               (6,306,464)   $ (4,919,208)   $ (3,617,133)   $ (4,557,025)   $ (5,175,279)
Net Loss per Share          (0.17)   $      (0.14)   $      (0.12)   $      (0.16)   $      (0.20)
Dividends on
Common Stock                 None            None            None            None            None


Consolidated Balance Sheet Data:

                                                         June 30,
                        -------------------------------------------------------------------------

                           2000            1999            1998             1997             1996
                           ----            ----            ----             ----             ----
Total Assets            $130,252,250   $ 34,916,315   $ 13,741,378   $ 16,005,278   $ 21,963,856
Long-Term Obligations   $         --   $         --   $         --   $         --   $      1,728


Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Results of Operations

Fiscal Years Ended June 30, 2000, 1999 and 1998

Revenues. Revenues for the year ended June 30, 2000 increased to $17,018,000 as compared to $13,158,000 for fiscal 1999. The components of revenues are sales, which consist of our sales of products and royalties on the sale of such products by others, and contract revenues. Sales increased by 21% to $15,591,000 for the year ended June 30, 2000 as compared to $12,856,000 for the prior year due to increased ONCASPAR and ADAGEN sales. ONCASPAR sales for the year ended June 30, 2000 increased due to the lifting in November 1999 of some of the temporary labeling and distribution restrictions which were placed on ONCASPAR by the FDA as a result of certain difficulties encountered in our manufacturing process discussed below. The increase was also due to an increase in ADAGEN sales of approximately 8%, resulting from an increase in patients receiving ADAGEN treatment. Net sales of ADAGEN, which we market, for the years ended June 30, 2000 and 1999 were $12,159,000 and $11,246,000, respectively. We market
ADAGEN internally and ONCASPAR through marketing agreements in the U.S. and Canada with Aventis Pharmaceuticals and in Europe with MEDAC GmbH.

     During 1998, we began to experience manufacturing problems with ONCASPAR. The problems were due to an increase in the levels of particulates in batches of ONCASPAR which resulted in an increased rejection rate for this product. During fiscal 1999, as a result of these manufacturing problems, we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR. Aventis stopped distributing ONCASPAR and we took over distribution of ONCASPAR directly to patients on an as-needed basis. We also instituted additional inspection and labeling procedures prior to distribution of the product. In addition, during May 1999, the FDA required us to limit distribution of the product to only those patients who are hypersensitive to native L-asparaginase. In November 1999, the FDA lifted this distribution restriction.

     We have been able to manufacture several batches of ONCASPAR, which contain acceptable levels of particulates, and have submitted modifications to our manufacturing process to the FDA. We anticipate a final resolution of the problem during fiscal 2001. It is expected that Aventis will resume distribution of ONCASPAR at that time. We cannot assure you that this solution will be acceptable to the FDA or Aventis. If we are unable to resolve this problem the FDA may not permit us to continue to distribute ONCASPAR. An extended disruption in the marketing and distribution of ONCASPAR may have a material adverse effect on future sales of the product.

     We expect sales of ADAGEN to increase at rates comparable to those achieved during the last two years as additional patients are treated. We also anticipate ONCASPAR sales will remain at reduced levels until we resolve the manufacturing problem and Aventis resumes normal distribution of the product. We cannot assure you that any particular sales levels of ADAGEN or ONCASPAR will be achieved or maintained. During June 2000, we began recording royalties on sales of PEG-INTRON by Schering-Plough. PEG-INTRON received marketing authorization in the European Union in May 2000 and was launched in several European countries during June 2000. Launches in additional European countries are expected to occur during the next quarter.

     During the years ended June 30, 2000 and 1999, we had export sales of $4,104,000 and $3,075,000, respectively. Of these amounts, sales in Europe were $3,584,000 and $2,559,000 for the years ended June 30, 2000 and 1999, respectively.

     Contract revenues for the year ended June 30, 2000 increased by $1,124,000, as compared to the prior year. The increase in contract revenues was principally due to a $1,000,000 milestone payment from our development partner for PEG-INTRON, Schering-Plough. The payment was a result of the FDA's acceptance in January 2000 of Schering-Plough's U.S. marketing application for the use of PEG-INTRON in the treatment of chronic hepatitis C.

     Revenues for the year ended June 30, 1999 decreased to $13,158,000 as compared to $14,644,000 for the year ended June 30, 1998 due to a decrease in contract revenue. Our sales increased by 4% to $12,856,000 for the year ended June 30, 1999 as compared to $12,313,000 for the year ended June 30, 1998. The increase was due to an increase in ADAGEN sales of approximately 11%, resulting from an increase in patients receiving ADAGEN treatment. Net sales of ADAGEN, which we market, were $11,246,000 for the year ended June 30, 1999 and
$10,107,000 for the year ended June 30, 1998. We market our other approved product, ONCASPAR, through marketing agreements in the U.S. and Canada with Aventis and in Europe with MEDAC. ONCASPAR revenues are comprised of manufacturing revenues, as well as royalties on sales of ONCASPAR by Aventis. ONCASPAR revenues for fiscal 1999 decreased due to a decline in manufacturing and royalty revenues resulting from difficulties encountered in our manufacturing process and the resulting changes in labeling and distribution.

     Contract revenue for the year ended June 30, 1999 decreased to $302,000, as compared to $2,331,000 for the year ended June 30, 1998. The decrease was principally due to the fact that we received milestone payments in 1998 under our licensing agreement for PEG-INTRON with Schering-Plough and we did not receive any such payments in 1999. During the year ended June 30, 1998, we recognized $2,200,000 in milestone payments we received when Schering-Plough advanced PEG-INTRON into a PHASE III clinical trial.

     Cost of Sales. Cost of sales, as a percentage of sales, for the year ended June 30, 2000 was 31% as compared to 34% in 1999. During each of the years ended June 30, 2000 and 1999, we recorded a charge related to a write-off of ONCASPAR finished goods on hand. The write-offs of ONCASPAR finished goods were attributable to the manufacturing problems previously discussed. The write-off recorded in the fourth quarter of fiscal 2000 represents certain batches of
ONCASPAR which will become obsolete if the FDA approves our proposed manufacturing modification for ONCASPAR. This manufacturing modification was designed to correct the previously discussed ONCASPAR manufacturing problems.

     Cost of sales, as a percentage of sales, increased to 34% for the year ended June 30, 1999 as compared to 30% for the year ended June 30, 1998. The increase was primarily due to a charge taken in the first quarter of fiscal 1999 related to a write-off of ONCASPAR finished goods on hand and in the distribution pipeline, as well as increased ONCASPAR production costs. The increased write-off of ONCASPAR finished goods was attributable to the manufacturing problems previously discussed.

     Research and Development. Research and development expenses for the year ended June 30, 2000 increased by 23% to $8,383,000 as compared to $6,836,000 in 1999. The increase in research and development expenses resulted from an increase in expenses related to the clinical development of PROTHECAN (PEG-Camptothecin) and other PEG products in pre-clinical development. We expect research and development expense to continue to increase significantly as PROTHECAN advances to Phase II clinical trials, an additional PEG compound enters Phase I clinical trials and increased pre-clinical testing on additional products under development.

     Research and development expenses for the year ended June 30, 1999 decreased by 21% to $6,836,000 from $8,654,000 for the year ended June 30, 1998. The decrease in research and development expenses resulted from a decrease in facility costs resulting from the elimination of a leased facility and the consolidation of research and development operations and a decline in clinical trial costs. The decrease in clinical trial costs was a result of the completion of a Phase Ib clinical trial for PEG-hemoglobin in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 2000 increased by 59% to $12,956,000, as compared to $8,133,000 in 1999. The increase in selling general and administrative cost was principally due to a net charge to earnings recorded in the third quarter included in selling, general and administrative expenses of $2,600,000. This net charge was the result of a $6,000,000 payment we made, pursuant to a binding arbitration in a previously disclosed lawsuit brought by LBC Capital Resources Inc., a former financial advisor, for fees related to our 1996 private placement, partially offset by the reversal of certain other contingency reserves. The increase was also due to an increase in legal fees associated with patent filing and defense costs.

     Selling, general and administrative expenses for the year ended June 30, 1999 increased by 27% to $8,133,000, as compared to $6,426,000 for the year ended June 30, 1998. The increase was primarily due to an increase in marketing and distribution costs for ONCASPAR. Due to the changes in distribution previously discussed, we were responsible for all marketing and distribution for this product in 1999. During the prior year, these costs were the responsibility of Aventis.

     Other Income/Expense. Other income/expense increased by $1,702,000 to $2,903,000 for the year ended June 30, 2000, as compared to $1,201,000 for last year. The increase was attributable to an increase in interest income due to an increase in interest bearing investments.

     Other income/expense increased by $737,000 to $1,201,000 for the year ended June 30, 1999, as compared to $464,000 for the year ended June 30, 1998. This increase was due to an increase in interest income due to an increase in interest bearing investments.

Liquidity and Capital Resources

     Our total cash reserves, including cash and interest bearing investments, as of June 30, 2000 were $118,413,000, as compared to $24,674,000 as of June 30,
1999. The increase in total cash reserves was due to the completion of a public offering during March 2000, in which we sold 2,300,000 shares of Common Stock at a gross offering price of $44.50 per share resulting in net proceeds of $95,670,000. We invest our excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     Our Aventis License Agreement, as amended, for ONCASPAR provided for a payment of

$3,500,000 in advance royalties which was received from Aventis in January 1995. Royalties due under the amended agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due Aventis under the previous agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability, with the corresponding current portion included in accrued expenses on the consolidated balance sheets and to be reduced as royalties are recognized under the agreement. Through June 30, 2000, an aggregate of $4,313,000 in royalties payable by Aventis has been offset against the original credit.

     As of June 30, 2000, 1,043,000 shares of Series A Preferred Shares had been converted into 3,325,000 shares of Common Stock. Accrued dividends on the converted Series A Preferred Shares in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of Common Stock and cash payments of $1,947,000. As of June 30, 2000, there were accrued and unpaid dividends totaling $144,000 on the 7,000 shares of Series A Preferred Shares currently outstanding. These dividends are payable in cash or Common Stock at our option and accrue on the outstanding Series A Preferred Shares at the rate of $14,000 per year.

     During August 2000, we made a $1.5 million payment to Aventis to settle a disagreement over the purchase price of ONCASPAR under the supply agreement and to settle Aventis' claim that we should be responsible for its lost profits while ONCASPAR is under the temporary labeling and distribution modifications previously discussed.

     To date, our sources of cash have been the proceeds from the sale of our stock through public and private placements, sales and royalties of ADAGEN, ONCASPAR and PEG-INTRON, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. Our current sources of liquidity are our cash, cash equivalents and interest earned on such cash reserves, sales and royalties of ADAGEN, ONCASPAR and PEG-INTRON, sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirements for the foreseeable future.

     We may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Year 2000

     In 1999, we completed a review of our business systems, including computer systems and manufacturing equipment, and queried our customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interrelating and processing date information in the year 2000. To date, we have not experienced any significant problems related to the year 2000 problem, either in our systems or the systems of our vendors or customers.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequently amended by SFAS No. 138. This statement standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts. The effective date of SFAS No. 133 was delayed to fiscal year 2001 by the issuance of SFAS No. 137. We will adopt this statement as of July 1, 2000. We have determined this statement will not have a material impact on our Consolidated Financial Statements.

Risk Factors

We have a history of losses and we may never be profitable.

     We have incurred substantial losses since our inception. As of June 30, 2000, we had an accumulated deficit of approximately $130 million. We expect to incur operating losses for the foreseeable future. The size of these losses will depend primarily on the receipt and timing of regulatory approval of PEG-INTRON and Schering-Plough's effective marketing of PEG-INTRON, as well as on the rate of growth in our other product sales or royalty revenue and on the level of our expenses. Our two FDA-approved products are not generating significant revenues because neither product has become widely used due to a small patient population base and limitations on their indicated uses. Our ability to achieve long-term profitability will depend upon our or our licensees' ability to obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be commercialized successfully or that our operations will be profitable.

Our near term success is heavily dependent on FDA approval of PEG-INTRON and Schering-Plough's effective marketing of PEG-INTRON.

     Under our agreement with Schering-Plough, pursuant to which we applied our PEG technology to develop a modified form of Schering-Plough's INTRON A, we will receive royalties on worldwide sales of PEG-INTRON, if any. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis. In May 2000, Schering-Plough announced that it had received a Marketing Authorization from the European Agency for the Evaluation of Medicinal Products, or EMEA, for PEG-INTRON in the European Union for the treatment of hepatitis C. In December 1999, Schering-Plough completed submission of a Biologics License Application, or BLA, to the FDA seeking marketing approval of PEG-INTRON for the treatment of hepatitis C. Schering-Plough had requested priority review status from the FDA of this BLA. In February 2000, the FDA accepted Schering-Plough's BLA for PEG-INTRON for standard review, rather than priority review. Standard review typically takes 12 months from the date of filing. We have not had access to Schering-Plough's BLA, nor have we been able to review the BLA. If Schering-Plough does not receive marketing approval from the FDA in a timely manner, or at all, it will have a material adverse effect on our business, financial condition and results of operation.

     Schering-Plough currently markets INTRON A together with REBETOL as combination therapy for the treatment of hepatitis C and INTRON A as a stand-alone treatment for hepatitis C. If the current BLA is approved by the FDA, Schering-Plough will be able to market PEG-INTRON only as a stand-alone or monotherapy treatment for hepatitis C. Schering-Plough is conducting a Phase III clinical trial of PEG-INTRON as combination therapy with REBETOL for hepatitis C and Phase III clinical trials of PEG-INTRON for the treatment of chronic myelogenous leukemia and malignant melanoma. If those trials are successful, PEG-INTRON may be the subject of future BLAs for those indications. We cannot assure you that Schering-Plough will seek or obtain marketing approval to sell PEG-INTRON for these additional indications or for combination therapy. Although Schering-Plough is obligated under our agreement to use commercial efforts to market PEG-INTRON, we cannot assure you that Schering-Plough will be successful in marketing PEG-INTRON or that Schering-Plough will not continue to market INTRON A, either as a stand-alone product or in combination therapy with REBETOL, even if PEG-INTRON receives FDA approval. The amount and timing of resources dedicated by Schering-Plough to the development and marketing of PEG-INTRON is not within our control. If Schering-Plough breaches or terminates its agreement with us, or fails to work diligently toward FDA approval of the product for additional indications, the commercialization of PEG-INTRON could be slowed or blocked completely. Our revenues will be negatively affected if Schering-Plough continues to market INTRON A in competition with PEG-INTRON or if it cannot meet the manufacturing demands of the market. If Schering-Plough does not use commercial efforts to market PEG-INTRON, or it otherwise breaches the agreement, a dispute may arise between us. A dispute would be both expensive and time-consuming and may result in delays in the development and commercialization of PEG-INTRON, which would likely have a material adverse effect on our business, financial condition and results of operations.

There is currently patent litigation, which could have a significant adverse impact on our business.

     Hoffmann-La Roche has sued Schering-Plough and claimed that the PEG technology used in PEG-INTRON infringes a patent held by Hoffmann-La Roche. The litigation is at a very early stage, and we cannot predict its outcome. Prior to the commencement of this litigation we obtained an opinion of patent counsel that the patent held by Hoffmann-La Roche is invalid. However, this opinion is not binding on any court or the U.S. Patent and Trademark Office. We cannot assure you that the patent opinion will prove to be correct and that a court would find any of the claims of such patents to be invalid or that the product developed by us or our collaborator does not infringe such patents. If this litigation is not resolved favorably for Schering-Plough and Schering-Plough is prevented from marketing PEG-INTRON, we would not receive any royalties on sales of PEG-INTRON. This would have a material adverse effect on our business, financial condition and results of operations.

     In December 1998, we filed a patent infringement suit against Shearwater Polymers, a company that has reportedly developed a Branched PEG, or U-PEG, used in Hoffmann-La Roche's Pegasys product, a PEG-modified version of its alpha-interferon product called Roferon-A. We believe that Pegasys utilizes a type of Branched PEG, for which we have been granted a patent in the United States and have similar patents pending in Europe, Japan and Canada. Shearwater has filed a counterclaim in this litigation alleging that our Branched PEG patent is invalid and unenforceable. In September 2000 we filed a similar patent infringement suit against Hoffman-La Roche in New Jersey under a new continuation in part patent related to our original Branched PEG patent. While an adverse outcome in this litigation will not prevent Schering-Plough from commercializing PEG-INTRON, if we are not successful in our infringement suits or if our patent is held to be invalid, we may not be able to preclude Shearwater from selling its Branched PEG or preclude Hoffmann-La Roche from commercializing Pegasys if it obtains regulatory approval. If we are unable to enforce our patent rights in this area against others, it may have a material adverse effect on our business, financial condition and results of operations.

     During the course of our litigation proceedings with Shearwater Polymers and Hoffman-La Roche and Schering-Plough's litigation with Hoffmann-La Roche, interim information about the status of each of these litigations may be released. Although these interim releases may differ from the final determinations in these litigations, such information may have a material adverse effect on the market price of our common stock.

We are subject to extensive regulation. Compliance with these regulations can be costly, time consuming and subject us to unanticipated delays in developing our products.

     The manufacturing and marketing of pharmaceutical products in the United States and abroad are subject to stringent governmental regulation. The sale of any of our products for use in humans in the United States will require the prior approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. ADAGEN was approved by the FDA in 1990. ONCASPAR was approved in the United States and in Germany in 1994, and in Canada in 1997, in each case for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase. ONCASPAR was approved in Russia in April 1993 for therapeutic use in a broad range of cancers. PEG-INTRON was approved in Europe for the treatment of hepatitis C in May 2000. Except for these approvals, none of our other products has been approved for sale and use in humans in the United States or elsewhere.

     We cannot assure you that we or our licensees will be able to obtain FDA or other relevant marketing approval for any of our other products. In addition, any approved products are subject to continuing regulation. If we or our licensees fail to comply with applicable requirements it could result in:

     o    criminal penalties,

     o    civil penalties,

     o    fines,

     o    recall or seizure,

     o    injunctions requiring suspension of production,

     o    orders requiring ongoing supervision by the FDA, or

     o refusal by the government to approve marketing or export applications or to allow us to enter into supply contracts.

     If we or our licensees fail to obtain or maintain requisite governmental approvals or fail to obtain or maintain approvals of the scope requested, it will delay or preclude us or our licensees or marketing partners from marketing our products. It could also limit the commercial use of our products. Any such failure or limitation may have a material adverse effect on our business, financial condition and results of operations.

We  have  experienced   problems   complying  with  the  FDA's  regulations  for
manufacturing our products, and we may not be able to resolve these problems.

     Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before they can be used in commercial manufacturing. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements.

     During 1998, we began to experience manufacturing problems with one of our FDA-approved products, ONCASPAR. The problems were due to increased levels of white particulates in batches of ONCASPAR, which resulted in an increased rejection rate for this product. During fiscal 1999, we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR and instituted additional inspection and labeling procedures prior to distribution. During May 1999, the FDA required us to limit distribution of ONCASPAR to only those patients who are hypersensitive to native L-asparaginase. In November 1999, the FDA withdrew this distribution restriction.

     In July 1999, the FDA conducted an inspection of our manufacturing facility in connection with our product license for ADAGEN. Following that inspection, the FDA documented several deviations from Current Good Manufacturing Practices, known as cGMP, in a Form 483 report. We provided the FDA with a corrective action plan. In November 1999, the FDA issued a warning letter citing the same cGMP deviations listed in the July 1999 Form 483, but it also stated that the FDA was satisfied with our proposed corrective actions. As a result of the deviations, the FDA decided not to approve product export requests from us for ONCASPAR until it determines that all noted cGMP deviations have been corrected. This restriction was removed in August 2000.

     In January 2000, the FDA conducted another inspection of our manufacturing facility relating to the ONCASPAR product license and as a follow-up to the July 1999 inspection relating to ADAGEN. Following this most recent inspection, the FDA issued a Form 483 report, citing deviations from cGMP in the manufacture of ONCASPAR and two cGMP deviations for ADAGEN. We have responded to the FDA with a corrective action plan to the January 2000 Form 483. However, we cannot assure you that the FDA will not issue a warning letter with respect to the manufacture of ONCASPAR or that the FDA will approve product export requests that we may make in the future.

     While we expect to resolve these manufacturing problems by the end of fiscal 2001, we cannot be certain that the solution will be acceptable to the FDA. If we cannot satisfactorily resolve these problems, the FDA may not permit us to continue to distribute ONCASPAR or ADAGEN. If we cannot market and distribute ONCASPAR or ADAGEN for an extended period, future sales of the products may suffer, which could adversely affect our financial results.

     Schering-Plough will be responsible for the manufacture of PEG-INTRON.

Our clinical trials could take longer to complete and cost more than we expect.

     We will need to conduct clinical studies of all of our product candidates. These studies are costly, time consuming and unpredictable. Any unanticipated costs or delays in our clinical studies could harm our business, financial condition and results of operations.

     Schering-Plough is conducting clinical trials of our lead product candidate, PEG-INTRON, which is in Phase III trials as combination therapy with REBETOL for treatment of hepatitis C and as stand-alone therapy for two cancer indications. We are currently conducting early stage clinical trials of our next PEG product, PROTHECAN. Clinical trials can be very costly and time-consuming. The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we or Schering-Plough are unable to accrue sufficient clinical patients in our respective trials during the appropriate period, such trials may be delayed and will likely incur significant additional costs. In addition, FDA or institutional review boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The cost of human clinical trials varies dramatically based on a number of factors, including:

     o    the order and timing of clinical indications pursued,

     o the extent of development and financial support from corporate collaborators,

     o    the number of patients required for enrollment,

     o    the  difficulty  of  obtaining   clinical   supplies  of  the  product
          candidate, and

     o    the  difficulty  in  obtaining   sufficient  patient  populations  and
          clinicians.

     All statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of our clinical trials. Any unanticipated costs or delays in our clinical studies could harm our business, financial condition and results of operations.

     In some cases, we rely on corporate collaborators or academic institutions to conduct some or all aspects of clinical trials involving our product candidates. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We cannot assure you that these trials will commence or be completed as we expect or that they will be conducted successfully.

If pre-clinical and clinical trials do not yield positive results, our products will fail.

     If pre-clinical and clinical testing of one or more of our product candidates do not demonstrate the safety and efficacy of the desired indications, those potential products will fail. Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

     o the results of pre-clinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials,

     o potential products may not have the desired effect or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved,

     o results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials, and

     o after reviewing test results, we or our corporate collaborators may abandon projects which we might previously have believed to be promising.

     Clinical testing is very costly and can take many years. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval, which could adversely affect our business and financial performance.

     Even if we obtain regulatory approval for our products, they may not be accepted in the marketplace.

     The commercial success of our products will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Even if our products obtain regulatory approval, we cannot assure you that they will achieve market acceptance of any kind. The degree of market acceptance will depend on many factors, including:

     o    the receipt, timing and scope of regulatory approvals,

     o the timing of market entry in comparison with potentially competitive products,

     o    the availability of third-party reimbursement, and

     o the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing technologies and therapeutics.

     If any of our products do not achieve market acceptance, we will likely lose our entire investment in that product.

We depend on our collaborative partners. If we lose our collaborative partners or they do not apply adequate resources to our collaborations, our product development and financial performance may suffer.

     We rely heavily and will depend heavily in the future on collaborations with corporate partners, primarily pharmaceutical companies, for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to many of our product candidates. If we lose our collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and financial performance may suffer.

     The amount and timing of resources dedicated by our collaborators to their collaborations with us is not within our control. If any collaborator breaches or terminates its agreements with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our product candidates could be slowed or blocked completely. We cannot assure you that our collaborative partners will not change their strategic focus or pursue alternative technologies or develop alternative products as a means for developing treatments for the diseases targeted by these collaborative programs. Our collaborators could develop competing products. In addition, our revenues will be affected by the effectiveness of our corporate partners in marketing any successfully developed products.

     We cannot assure you that our collaborations will be successful. Disputes may arise between us and our collaborators as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

We are dependent upon a single outside supplier for each of the crucial raw materials necessary to the manufacture of each of our products and product candidates.

     We cannot assure you that sufficient quantities of our raw material requirements will be available to support the continued research, development or manufacture of our products. We purchase the unmodified compounds utilized in our approved products and products under development from outside suppliers. We may be required to enter into supply contracts with outside suppliers for certain unmodified compounds. We do not produce the unmodified adenosine deaminase used in the manufacture of ADAGEN or the unmodified forms of L-asparaginase used in the manufacture of ONCASPAR. We have a supply contract with an outside supplier for the supply of each of these unmodified compounds. If we experience a delay in obtaining or are unable to obtain any unmodified compound, including unmodified adenosine deaminase or unmodified L-asparaginase, on reasonable terms, or at all, it could have a material adverse effect on our business, financial condition and results of operations.

     If we are required to obtain an alternate source for an unmodified compound utilized in a product, the FDA and relevant foreign regulatory agencies will likely require that we perform additional testing to demonstrate that the alternate material is biologically and chemically equivalent to the unmodified compound previously used in our clinical trials. This testing could delay or stop development of a product, limit commercial sales of an approved product and cause us to incur significant additional expenses. If we are unable to demonstrate that the alternate material is chemically and biologically equivalent to the previously used unmodified compound, we will likely be required to repeat some or all of the pre-clinical and clinical trials conducted for the compound. The marketing of an FDA approved drug could be disrupted while such tests are conducted. Even if the alternate material is shown to be chemically and biologically equivalent to the previously used compound, the FDA or relevant foreign regulatory agency may require that we conduct additional clinical trials with the alternate material.

The United States and foreign patents upon which our original PEG technology was based have expired. We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development by our competitors of competitive products.

     Research Corporation Technologies, Inc. held the patent upon which our original PEG technology was based and had granted us a license under such patent. Research Corporation's patent contained broad claims covering the attachment of PEG to polypeptides. However, this United States patent and its corresponding foreign patents have expired. Based upon the expiration of the Research Corporation patent, other parties will be permitted to make, use or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We have obtained several patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We cannot assure you that any of these patents will enable us to prevent infringement or that competitors will not develop alternative methods of attaching PEG to compounds potentially resulting in competitive products outside the protection that may be afforded by our patents. We are aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins and other compounds. We cannot assure that the expiration of the Research Corporation patent or other patents related to PEG that have been granted to third parties will not have a material adverse effect on our business, financial condition and results of operations.

     The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. We have been licensed, and been issued, a number of patents in the United States and other countries, and we have other patent applications pending to protect our proprietary technology. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition we cannot assure you that additional United

States patents or foreign patent equivalents will be issued to us. The scope of patent claims for biotechnological inventions is uncertain and our patents and patent applications are subject to this uncertainty.

     To facilitate development of our proprietary technology base, we may need to obtain licenses to patents or other proprietary rights from other parties. If we are unable to obtain such licenses, our product development efforts may be delayed or blocked.

     We are aware that certain organizations are engaging in activities that infringe certain of our PEG and SCA technology patents. We cannot assure you that we will be able to enforce our patent and other rights against such organizations.

     We expect that there will continue to be significant litigation in the biotechnology and pharmaceutical industries regarding patents and other proprietary rights. We have become involved in patent litigation, and we may likely become involved in additional patent litigation in the future. We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights. Such disputes could substantially delay our product development or commercialization activities, and could have a material adverse effect on our business, financial condition and results of operations. As discussed in "Business -- Legal Proceedings," there are three pending litigation matters either involving or affecting our products and patents. The adverse disposition of either of these litigations will adversely affect our business, financial condition and results of operations.

     We also  rely on  trade  secrets,  know-how  and  continuing  technological advancements to protect our proprietary technology. We have entered into confidentiality agreements with our employees, consultants, advisors and collaborators. However, these parties may not honor these agreements and we may not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

We have limited sales and marketing experience, which makes us dependent on our marketing partners.

     Other than ADAGEN, which we market on a worldwide basis to a small patient population, we have not engaged in the direct commercial marketing of any of our products and therefore we do not have significant experience in sales, marketing or distribution. For some of our products, we have provided exclusive marketing rights to our corporate partners in return for milestone payments and royalties to be received on sales. To the extent that we enter into licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources that such third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources would be required to increase the size of our internal sales force. In any sales or marketing effort, we would compete with many other companies that currently have extensive and well-funded sales operations. Our marketing and sales efforts may be unable to compete successfully against other such companies.

We may need to obtain additional financing to meet our future capital needs and this financing may not be available when we need it.

     Our current development projects require substantial capital. We may require substantial additional funds to conduct research activities, pre-clinical studies, clinical trials and other activities relating to the successful commercialization of potential products. In addition, we may seek to acquire additional technologies. We do not expect to achieve significant sales or royalty revenue from our current FDA-approved products, ADAGEN and ONCASPAR. In addition, we cannot be sure that we will obtain significant revenue from PEG-INTRON in the near future, or ever. Additional funds from other sources may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs which would materially and adversely affect our business, financial condition and operations.

     While we believe that our cash, cash equivalents and investments, will be adequate to satisfy our capital needs for the foreseeable future, our actual capital requirements will depend on many factors, including:

     o the level of revenues we receive from our FDA-approved products and product candidates,

     o    continued progress of our research and development programs,

     o    our ability to establish additional collaborative arrangements,

     o    changes in our existing collaborative relationships,

     o    progress with pre-clinical studies and clinical trials,

     o the time and costs involved in obtaining regulatory clearance for our products,

     o the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims,

     o    competing technological and market developments, and

     o our ability to market and distribute our products and establish new collaborative and licensing arrangements.

     We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders. We cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

     o delay, reduce the scope or eliminate one or more of our development projects,

     o obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves, or

     o license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.

     Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner would harm our research and development programs and our business.

The failure of computer systems to be year 2000 compliant could negatively impact our business.

     In 1999, we completed a review of our business systems, including computer systems and manufacturing equipment, and queried our customers and vendors as to their progress in identifying and addressing problems that their systems may face in correctly interrelating and processing date information in the year 2000. To date, we have not experienced any significant problems related to the year 2000 problem, either in our systems or the systems of our vendors or customers. The failure of our computer systems to be year 2000 compliant could negatively impact our business.

Risks Related To Our Industry

We face rapid technological change and intense competition, which could harm our business and results of operations.

     The biopharmaceutical industry is characterized by rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our products and technologies becoming obsolete.

     We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. Many of our competitors have substantially greater research and development capabilities and experiences and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop technologies and products that are superior to those we or our collaborators are developing and render our technologies and products or those of our collaborators obsolete and noncompetitive. In addition, many of our competitors have much more experience than we do in pre-clinical testing and human clinical trials of new drugs, as well as obtaining FDA and other regulatory approval. If we cannot compete effectively, our business and financial performance would suffer.

We may be sued for product liability.

     Because our products and product candidates are new treatments, with limited, if any, past use on humans, their use during testing or after approval could expose us to product liability claims. We maintain product liability insurance coverage in the total amount of $10.0 million for claims arising from the use of our products in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

Sales of our products could be adversely affected if the costs for these products are not reimbursed by third-party payors.

     In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, government and private third-party payors are increasingly attempting to contain health care costs by limiting both the coverage and the level of reimbursement of drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved health care products.

     Our ability to commercialize our products will depend, in part, on the extent to which reimbursement for the cost of the products and related treatments will be available from third-party payors. If we or any of our collaborators succeeds in bringing one or more products to market, we cannot assure you that third-party payors will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. In addition, lifetime limits on benefits included in most private health plans may force patients to self-pay for treatment. For example, patients who receive ADAGEN are expected to require injections for their entire lives. The cost of this treatment may exceed certain plan limits and cause patients to self-fund further treatment. Furthermore, inadequate third-party coverage may lead to reduced market acceptance of our products. Significant changes in the health care system in the United States or elsewhere could have a material adverse effect on our business and financial performance.

Risks Related To Our Stock Price

The price of our common stock has been, and may continue to be, volatile.

     Historically, the market price of our common stock has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. The market price of our common stock could be impacted due to a variety of factors, including:

o the results of pre-clinical testing and clinical trials by us, our corporate partners or our competitors,

o announcements of technical innovations or new products by us, our corporate partners or our competitors,

o the status of corporate collaborations and supply arrangements entered into by us, our corporate partners or our competitors,

o    regulatory approvals of our products or those of our competitors,

o    changes in government regulation,

o developments in the patents or other proprietary rights owned or licensed by us or our competitors,

o public concern as to the safety and efficacy of products developed by us or others,

o    litigation, and

o    general market conditions in our industry.

     In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could be materially and adversely affected.

     The stock market has recently experienced extreme price and volume fluctuations. These fluctuations have especially affected the market price of the stock of many high technology and healthcare-related companies. Such fluctuations have often been unrelated to the operating performance of these companies. Nonetheless, these broad market fluctuations may negatively affect the market price of our common stock.

Events with respect to our share capital could cause the price of our common stock to decline.

     Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. As of June 30, 2000, we have 40,838,115 shares of common stock outstanding, excluding shares reserved for issuance upon the exercise of outstanding stock options and warrants, and the conversion of outstanding preferred stock. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of June 30, 2000:

     o Options. Stock options to purchase 3,205,736 shares of our common stock at a weighted average exercise price of approximately $7.35 per share; of this total, 2,662,958 were exercisable at a weighted average exercise price of $4.21 per share as of such date.

     o Warrants. Various warrants to purchase 100,068 shares of our common stock, all of which were exercisable, at a weighted average exercise price of $5.92 per share as of such date.

     o Series A preferred stock. 7,000 shares of our Series A preferred stock, all of which were convertible into 15,909 shares of our common stock as of such date.

     The shares of our common stock that may be issued under the warrants and options are either currently registered with the SEC, or will be registered with the SEC before the shares are purchased by the holders of the warrants and options. The shares of common stock that may be issued upon conversion of the

Series A preferred stock are eligible for sale without any volume limitation pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

The exercise of outstanding registration rights held by holders of our common and preferred stock may have an adverse effect on the market price for our common stock and may impair our ability to raise additional funds.

     As of June 30, 2000, there are demand and/or piggyback registration rights on an aggregate of 1,267,597 shares of our outstanding common stock and common stock underlying outstanding warrants. We granted Schering-Plough piggyback registration rights with respect to 847,489 shares of our common stock. In addition, two persons affiliated with Evolution Capital have piggyback and demand registration rights aggregating 160,239 shares with respect to common stock and common stock underlying warrants to purchase our common stock. The demand rights give these warrant holders a one-time right to require us to register, upon their request, that number of shares underlying such warrants. We granted the Carson Group, Inc. and two of its principals, piggyback registration rights on a aggregate of 51,581 shares of common stock and common stock underlying warrants as consideration for finder's services that were provided to us. Transferees of Clearwater Fund IV were also granted piggyback registration rights under a registration rights agreement with us with respect to an aggregate of 208,288 shares of common stock and common shares underlying warrants, which are currently covered by an effective registration statement. Absent any contractual limitations, the holders of these rights could cause a significant number of shares of our common stock to be registered and sold in the public market. Such sales, or the perception that these sales could occur, may have an adverse effect on the market price for our common stock and could impair our ability to raise capital through an offering of equity securities.

     We originally registered the resale of approximately 3,983,000 shares of our common stock owned by stockholders who purchased such shares in a private placement of our common stock that closed in July 1998.

     We originally registered the resale of approximately 4,122,317 shares of our common stock owned by stockholders who purchased such shares in a private placement of our common stock that closed in January and March 1996. We are required to maintain the effectiveness of this registration statement until the earlier of the date that all of the shares are sold or March 15, 2004.

     Our charter documents and Delaware law may discourage a takeover of our company.

     Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire or merge with us, even if doing so would be beneficial to our stockholders.

     Our board of directors has the authority to issue up to 3,000,000 shares of our preferred stock, par value $0.01 per share, and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval. Although we have no current plans to issue additional shares of our preferred stock, any such issuance could:

     o have the effect of delaying, deferring or preventing a change in control of our company,

     o discourage bids for our common stock at a premium over the market price, or

     o adversely affect the market price of and the voting and other rights of the holders of our common stock.

     In addition, certain provisions of our certificate of incorporation establishing a classified board of directors, and our agreements with our executive officers that provide significant payments to them following a change in control of our company, could each have the effect of discouraging potential takeover attempts.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities, and time deposits. All such instruments are classified as securities held to maturity. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at June 30, 2000 all of our holdings were in instruments maturing in two and a half years or less.

     The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2000.

                                  2001             2002          2003          Total        Fair Value
                             --------------    -----------    -----------   ------------   ------------
     Fixed Rate              $   35,668,000    $54,487,000             --    $90,155,000    $90,096,000
     Average Interest Rate             6.29%          6.69%            --           6.41%            --
     Variable Rate                       --      4,997,000     10,008,000     15,005,000     15,081,000
     Average Interest Rate               --           6.37%          6.44%          6.56%            --
                             --------------    -----------    -----------   ------------   ------------
                             $   35,668,000    $59,484,000    $10,008,000   $105,160,000   $105,177,000
                             ==============    ===========    ===========   ============   ============



Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this report commencing on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

     The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on December 5, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                              Page Number
                                                                                              or
        Exhibit                                                                               Incorporation
        Number     Description                                                                By Reference
        ------     -----------                                                                -------------
          3(i)      Certificate of Incorporation as amended                                             ~~
         3(ii)      By laws, as amended                                                             *(4.2)
         3(iv)      Amendment to Certificate of Incorporation dated January 5, 1998                ##3(iv)
          10.1      Form of Change of Control Agreements dated as of January 20, 1995
                    entered into with the Company's Executive Officers                           ###(10.2)
          10.2      Lease - 300-C Corporate Court, South Plainfield, New Jersey                  ***(10.3)
          10.4      Lease Termination Agreement dated March 31, 1995 for
                    20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway,
                    New Jersey                                                                   ###(10.6)
          10.5      Option Agreement dated April 1, 1995 regarding 20 Kingsbridge
                    Road, Piscataway, New Jersey                                                 ###(10.7)
          10.6      Form of Lease - 40 Cragwood Road, South Plainfield, New Jersey              ****(10.9)
          10.7      Lease 300A-B Corporate Court, South Plainfield, New Jersey                   ++(10.10)
          10.8      Stock Purchase Agreement dated March 5, 1987 between the
                    Company  and Eastman Kodak Company                                          ****(10.7)
          10.9      Amendment dated June 19, 1989 to Stock Purchase Agreement
                    between the Company and Eastman Kodak Company                                **(10.10)
         10.10      Form of Stock Purchase Agreement between the Company
                    and the purchasers of the Series A Cumulative
                    Convertible Preferred Stock                                                   +(10.11)
         10.11      Amendment to License Agreement and Revised License Agreement
                    Between the Company and RCT dated April 25, 1985                             +++(10.5)
         10.12      Amendment dated as of May 3, 1989 to Revised License Agreement
                    Dated April 25, 1985 between the Company and Research
                    Corporation                                                                  **(10.14)
         10.13      License Agreement dated September 7, 1989 between the Company
                    and Research Corporation Technologies, Inc.                                  **(10.15)
         10.14      Master Lease Agreement and Purchase Leaseback Agreement dated
                    October 28, 1994 between the Company and Comdisco, Inc.                       #(10.16)
         10.15      Employment Agreement with Peter G. Tombros dated as of
                    August 10, 2000                                                                     @
         10.16      Stock Purchase Agreement dated as of June 30, 1995                            ~(10.16)
         10.17      Securities Purchase Agreement dated as of January 31, 1996                    ~(10.17)
         10.18      Registration Rights Agreements dated as of January 31, 1996                   ~(10.18)
         10.19      Warrants dated as of February 7, 1996 and issued pursuant to the
                    Securities Purchase Agreement dated as of January 31, 1996                    ~(10.19)
         10.20      Securities Purchase Agreement dated as of March 15, 1996                     ~~(10.20)
         10.21      Registration Rights Agreement dated as of March 15, 1996                     ~~(10.21)

         10.22      Warrant dated as of March 15, 1996 and issued pursuant to the
                    Securities Purchase Agreement dated as of March 15, 1996                    ~~ (10.22)
         10.23      Amendment dated March 25, 1994 to License Agreement dated
                    September 7, 1989 between the Company and Research
                    Corporation  Technologies, Inc.                                             ~~~(10.23)
         10.24      Independent Directors' Stock Plan                                           ~~~(10.24)
         10.25      Stock Exchange Agreement dated February 28, 1997, by and between
                    the Company and GFL Performance Fund Ltd                                      ^(10.25)
         10.26      Agreement Regarding Registration Rights Under Registration Rights
                    Agreement dated March 10, 1997, by and between the Company
                    and Clearwater Fund IV LLC                                                    ^(10.26)
         10.27      Common Stock Purchase Agreement dated June 25, 1998                         ^^^(10.27)
         10.28      Placement Agent Agreement dated June 25, 1998 with SBC Warburg
                    Dillon Read, Inc.                                                          ^^^^(10.28)
         10.29      Underwriting Agreement dated March 20,2000 with Morgan
                    Stanley & Co. Inc., CIBC World Markets Corp., and SG
                    Cowen Securities Corporation                                                  /(10.29)
          21.0      Subsidiaries of Registrant                                                          @
          23.0      Consent of KPMG LLP                                                                 @
          27.0      Financial Data Schedule                                                             @

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


(b)      Reports on Form 8-K.

     On June 7, 2000, we filed with the Commission a Current Report on Form 8-K dated May 30, 2000, related to the European Union's Commission of the European Communities granting Schering-Plough marketing authorization to PEG-INTRON as a once-weekly monotherapy for adult patients with chronic hepatitis C.

     On May 12, 2000, we filed with the Commission a Current Report on Form 8-K dated May 1, 2000, related to Schering-Plough's results of a Phase II dose ranging study of PEG-INTRON(TM) combined with Ribavirin.

     On April 19, 2000, we filed with the Commission a Current Report on Form 8-K dated April 18, 2000, related to the results from a Phase III clinical trial comparing the safety and efficacy of PEG-INTRON(TM) Injection and INTRON(R) A Injection, as monotherapy for the treatment of hepatitis C.

                                   ENZON, INC.


Dated: September 28, 2000                         by:  /S/ Peter G. Tombros
                                                       ----------------------
                                                       Peter G. Tombros
                                                       President and Chief
                                                       Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Name                            Title                         Date
      ----                            -----                         ----
/S/ Peter G. Tombros       President, Chief Executive       September 28, 2000
------------------------   Officer and Director
Peter G. Tombros           (Principal Executive Officer)


/S/ Kenneth J. Zuerblis    Vice President, Finance,         September 28, 2000
------------------------   Chief Financial Officer and
Kenneth J. Zuerblis        Corporate Secretary
                           (Principal Financial and
                           Accounting Officer)


/S/ Randy H. Thurman       Chairman of the Board            September 28, 2000
-----------------------
Randy H. Thurman

                           Director
-----------------------
David S. Barlow

/S/ Rolf A. Classon        Director                         September 28, 2000
-----------------------
Rolf A. Classon

/S/ Rosina B. Dixon        Director                         September 28, 2000
-----------------------
Rosina B. Dixon

/S/ David W. Golde         Director
-----------------------
David W. Golde

/S/ Robert LeBuhn          Director                         September 28, 2000
-----------------------
Robert LeBuhn

/S/ A.M. "Don" MacKinnon   Director                         September 28, 2000
-----------------------
A.M. "Don" MacKinnon

                          ENZON, INC. AND SUBSIDIARIES



                                      Index

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:
  Consolidated  Balance Sheets - June 30, 2000 and 1999                      F-3
  Consolidated Statements of Operations - Years ended
   June 30, 2000, 1999 and 1998                                              F-4
  Consolidated Statements of Stockholders' Equity -
   Years ended June 30, 2000, 1999 and 1998                                  F-5
  Consolidated  Statements of Cash Flows - Years ended
   June 30, 2000, 1999 and 1998                                              F-7
  Notes to Consolidated Financial Statements - Years
   ended June 30, 2000, 1999 and 1998                                        F-8

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




KPMG LLP



Short Hills, New Jersey
September 5, 2000

                          ENZON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2000 and 1999

ASSETS                                                               2000             1999
                                                                -------------    -------------

Current assets:
 Cash and cash equivalents                                      $  31,935,410    $  24,673,636
 Short-term investments                                            16,986,278               --
 Accounts receivable                                                5,442,455        4,604,847
 Inventories                                                          946,717        1,326,601
 Prepaid expenses and other current assets                          2,269,884        1,034,327
                                                                -------------    -------------

   Total current assets                                            57,580,744       31,639,411
                                                                -------------    -------------
Property and equipment                                             12,439,729       12,054,505
 Less accumulated depreciation and amortization                    10,650,859       10,649,661
                                                                -------------    -------------
                                                                    1,788,870        1,404,844
                                                                -------------    -------------
Other assets:
 Investments                                                       69,557,482           68,823
 Deposits and deferred charges                                        426,731          753,683
 Patents, net                                                         898,423        1,049,554
                                                                -------------    -------------
                                                                   70,882,636        1,872,060
                                                                -------------    -------------
   Total assets                                                 $ 130,252,250    $  34,916,315
                                                                =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                               $   2,465,360    $   1,716,089
 Accrued expenses                                                   5,706,811        6,261,640
                                                                -------------    -------------
   Total current liabilities                                        8,172,171        7,977,729
                                                                -------------    -------------
Accrued rent                                                          607,914          634,390
Royalty advance - Aventis                                             510,001          728,977
                                                                -------------    -------------
                                                                    1,117,915        1,363,367
                                                                -------------    -------------
Commitments and contingencies
Stockholders' equity:
 Preferred stock-$.01 par value, authorized 3,000,000 shares;
  issued and outstanding 7,000 shares in 2000 and 107,000
  shares in 1999
  (liquidation preference aggregating $319,000 in 2000 and
    $4,659,000 in 1999)                                                    70            1,070
 Common stock-$.01 par value, authorized 60,000,000 shares;
  issued and outstanding 40,838,115 shares in 2000 and
  36,488,684 shares in 1999                                           408,381          364,886
 Additional paid-in capital                                        50,567,774      146,970,289
 Accumulated deficit                                             (130,014,061)    (121,761,026)
                                                                -------------    -------------
   Total stockholders' equity                                     120,962,164       25,575,219
                                                                -------------    -------------
   Total liabilities and stockholders' equity                   $ 130,252,250    $  34,916,315
                                                                =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2000, 1999 and 1998


                                                    2000            1999            1998
                                                ------------    ------------    ------------
Revenues:
 Sales                                          $ 15,591,488    $ 12,855,995    $ 12,312,730
 Contract revenue                                  1,426,309         302,212       2,331,302
                                                ------------    ------------    ------------
   Total revenues                                 17,017,797      13,158,207      14,644,032
                                                ------------    ------------    ------------
Costs and expenses:
 Cost of sales                                     4,888,357       4,309,956       3,645,281
 Research and development expenses                 8,382,772       6,835,521       8,653,567
 Selling, general and administrative expenses     12,956,118       8,133,366       6,426,241
                                                ------------    ------------    ------------
   Total costs and expenses                       26,227,247      19,278,843      18,725,089
                                                ------------    ------------    ------------
    Operating loss                                (9,209,450)     (6,120,636)     (4,081,057)
                                                ------------    ------------    ------------
Other income (expense):
 Interest and dividend income                      2,943,311       1,145,009         460,922
 Interest expense                                     (4,051)         (8,348)        (13,923)
 Other                                               (36,274)         64,767          16,925
                                                ------------    ------------    ------------

                                                   2,902,986       1,201,428         463,924
                                                ------------    ------------    ------------

   Net loss                                     ($ 6,306,464)   ($ 4,919,208)   ($ 3,617,133)
                                                ============    ============    ============
Basic and diluted net loss per common share          ($ 0.17)        ($ 0.14)        ($ 0.12)
                                                ============    ============    ============
Weighted average number of common
 shares outstanding                               38,172,515      35,699,133      31,092,369
                                                ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2000, 1999 and 1998

                                                            Preferred  stock                             Common stock
                                                            ----------------                 -----------------------------------
                                                    Amount  Number of           Par           Amount     Number of          Par
                                                  per share   Shares           Value         per share     Shares          Value
                                                  ---------   ------           -----         ---------     ------          -----
Balance, July 1, 1997                                        109,000          $1,090                    30,797,735       $307,977
  Common stock issued for exercise at
   non-qualified stock options                        --          --              --            2.23       505,072          5,051
  Common stock issued on conversion of
   Series A Preferred Stock                        25.00      (2,000)            (20)          11.00         4,544             45
  Dividends issued on Series A Preferred Stock        --          --              --           11.00         2,848             29
  Common stock issued for Independent
  Directors' Stock Plan                               --          --              --            4.11        16,904            169
  Common stock issued for consulting services         --          --              --            4.77        14,250            143
  Consulting expense for issuance of stock
   options                                            --          --              --              --            --             --
   Net Loss                                           --          --              --              --            --             --
                                                           ---------      ----------                  ------------    ------------
Balance, June 30, 1998                                       107,000          $1,070                    31,341,353        $313,414

 Common stock issued for exercise of
  non-qualified stock options                         --          --              --            4.40     1,000,919         10,009
 Common stock issued on exercise of
 Common stock warrants                                --          --              --            2.50       150,000          1,500
 Net proceeds from Private Placement,
  July 1998                                           --          --              --            4.75     3,983,000         39,830
 Common stock issued for Independent
  Directors' Stock Plan                               --          --              --            8.88         8,514             84
 Common stock options and warrants issued
  for consulting services                             --          --              --              --            --             --
 Common stock issued for consulting services          --          --              --            6.13         4,898             49
 Net loss                                             --          --              --              --            --             --
                                                           ---------      ----------                  ------------   ------------
Balance, June 30, 1999, carried forward                      107,000          $1,070                    36,488,684       $364,886


                                                   Additional
                                                     paid-in       Accumulated
                                                     capital         Deficit            Total
                                                     -------         -------            -----
Balance, July 1, 1997                             $121,426,159    ($113,193,345)     $8,541,881
  Common stock issued for exercise at
   non-qualified stock options                       1,653,557               --       1,658,608
  Common stock issued on conversion of
   Series A Preferred Stock                                (42)              --             (17)
  Dividends issued on Series A Preferred Stock          31,300          (31,340)            (11)
  Common stock issued for Independent
  Directors' Stock Plan                                 69,231               --          69,400
  Common stock issued for consulting services           67,854               --          67,997
  Consulting expense for issuance of stock
   options                                             205,815               --         205,815
   Net Loss                                                 --       (3,617,133)     (3,617,133)
                                                 -------------    -------------    ------------
Balance, June 30, 1998                            $123,453,874    ($116,841,818)     $6,926,540

 Common stock issued for exercise of
  non-qualified stock options                        4,396,477               --       4,406,486
 Common stock issued on exercise of
 Common stock warrants                                 373,500               --         375,000
 Net proceeds from Private Placement,
  July 1998                                         17,510,265               --      17,550,095
 Common stock issued for Independent
  Directors' Stock Plan                                 75,539               --          75,623
 Common stock options and warrants issued
  for consulting services                            1,130,683               --       1,130,683
 Common stock issued for consulting services            29,951               --          30,000
 Net loss                                                   --       (4,919,208)     (4,919,208)
                                                 -------------    -------------    ------------
Balance, June 30, 1999, carried forward           $146,970,289    ($121,761,026)    $25,575,219

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                    Years ended June 30, 2000, 1999 and 1998

                                                       Preferred  stock                     Common stock
                                                       ----------------          --------------------------------      Additional
                                                   Amount  Number of    Par       Amount      Number of      Par         paid-in
                                                 per share   Shares    Value     per share      Shares      Value        capital
                                                 ---------   ------    -----     ---------      ------      -----        -------
Balance, June 30, 1999, brought forward                    107,000    $ 1,070               36,488,684     $364,886   $ 146,970,289
Common stock issued for exercise of
 non-qualified stock options                       --           --         --      4.25        807,181        8,072       3,286,246
Common stock issued on conversion of
 Series A Preferred Stock                         25.00   (100,000)    (1,000)    11.00        227,271        2,273          (1,273)
Dividends issued on Series A Preferred Stock       --           --         --        --             --           --              --
Common stock issued on exercise of
 common stock warrants                             --           --         --      4.57      1,012,116       10,121       4,395,803
Net Proceeds from Common stock offering                                           44.50      2,300,000       23,000      95,647,262
Common stock issued for Independent
 Directors' Stock Plan                             --           --         --     30.82          2,863           29          88,208
Consulting expense for issuance for stock
options                                            --           --         --        --             --           --         181,239
Net loss                                           --           --         --        --             --           --              --
                                                          --------    -------               ----------     --------   -------------

Balance, June 30, 2000                                       7,000    $    70               40,838,115     $408,381   $ 250,567,774
                                                          ========    =======               ==========     ========   =============


                                                   Accumulated
                                                     Deficit            Total
                                                     -------            -----
Balance, June 30, 1999, brought forward            ($121,761,026)   $  25,575,219
Common stock issued for exercise of
 non-qualified stock options                                  --        3,294,318
Common stock issued on conversion of
 Series A Preferred Stock                                     --               --
Dividends issued on Series A Preferred Stock          (1,946,571)      (1,946,571)
Common stock issued on exercise of
 common stock warrants                                        --        4,405,924
Net Proceeds from Common stock offering                       --       95,670,262
Common stock issued for Independent
 Directors' Stock Plan                                        --           88,237
Consulting expense for issuance for stock
options                                                       --          181,239
Net loss                                              (6,306,464)      (6,306,464)
                                                   -------------    -------------

Balance, June 30, 2000                             ($130,014,061)   $ 120,962,164
                                                   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2000, 1999 and 1998


                                                       2000             1999            1998
                                                   -------------    ------------    -----------
Cash flows from operating activities:
Net loss                                           ($  6,306,464)   ($ 4,919,208)   ($3,617,133)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                         499,245         835,503      1,217,423
   Loss (gain) on retirement of assets                    36,274         (38,521)        97,037
Non-cash expense for issuance of common
   stock, warrants, and options                          269,476       1,236,306        343,212
   Changes in assets and liabilities:
(Increase) decrease  in accounts receivable             (837,608)     (2,304,801)       133,716
Decrease (increase) in inventories                       379,884        (304,071)      (162,657)
Increase in prepaid expenses and other
       current assets                                 (1,232,483)       (586,375)      (360,220)
Decrease (increase) in deposits and deferred
     charges                                             326,952        (288,936)      (430,172)
(Decrease) increase in accounts payable                  749,271           4,233       (198,881)
Increase (decrease) in accrued expenses                 (473,442)      2,691,353        796,403
Decrease in accrued rent                                 (26,476)        (92,770)      (142,852)
Decrease in royalty advance - Aventis                   (300,363)        (76,558)    (1,101,501)
                                                   -------------    ------------    -----------
       Net cash used in operating activities          (6,915,734)     (3,843,845)    (3,425,625)
                                                   -------------    ------------    -----------

Cash flows from investing activities:
Capital expenditures                                    (768,415)       (424,670)      (160,940)
Proceeds from sale of equipment                             --           131,932         83,129
 Purchase of investments                             (90,478,010)           --             --
 Maturities of investments                             4,000,000            --             --
 Decrease in long-term investments                          --               179          9,291
                                                   -------------    ------------    -----------

       Net cash used in investing activities         (87,246,425)       (292,559)       (68,520)
                                                   -------------    ------------    -----------

Cash flows from financing activities:
Proceeds from issuance of common stock and
     warrants                                        103,370,504      22,331,581      1,658,580
Preferred stock dividends paid                        (1,946,571)           --             --
Principal payments of obligations under
     capital lease                                          --              --           (1,728)
                                                   -------------    ------------    -----------
       Net cash provided by financing activities     101,423,933      22,331,581      1,656,852
                                                   -------------    ------------    -----------
       Net increase (decrease) in cash and cash
         equivalents                                   7,261,774      18,195,177     (1,837,293)
 Cash and cash equivalents at beginning of year       24,673,636       6,478,459      8,315,752
                                                   -------------    ------------    -----------

 Cash and cash equivalents at end of year          $  31,935,410    $ 24,673,636    $ 6,478,459
                                                   =============    ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    Years ended June 30, 2000, 1999 and 1998


(1)  Company Overview

          Enzon, Inc. ("Enzon" or "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company was originally incorporated in 1981. To date, the Company's sources of cash have been the proceeds from the sale of its stock through public offerings and private placements, sales of ADAGEN(R), and ONCASPAR(R), royalties on sales of PEG-INTRON, sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The manufacturing and marketing of pharmaceutical products in the United States is subject to stringent governmental regulation, and the sale of any of the Company's products for use in humans in the United States will require the prior approval of the United States Food and Drug Administration ("FDA"). To date, ADAGEN and ONCASPAR are the only products of the Company which have been approved for marketing by the FDA. PEG-INTRON is approved for marketing in the European Union.

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

     Investments

          The Company classifies its debt and marketable equity securities into held-to-maturity or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity.

          The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Gains or losses on securities sold are based on the specific identification method.

     The amortized cost and fair value for securities held to maturity by major security type at June 30, 2000 and 1999, were as follows:

                                          June 30, 2000                June 30, 1999
                                          -------------                -------------
                                   Amortized      Fair Market    Amortized      Fair Market
                                      Cost           Value          Cost           Value
     U.S. government debt        $  3,630,000   $  3,630,000    $ 7,431,000    $ 7,471,000
     U.S. corporate debt           87,881,000     87,984,000     15,267,000     15,230,000
     Foreign corporate debt        13,649,000     13,563,000

                                 ------------   ------------------------------------------
                                 $105,160,000   $105,177,000    $22,698,000    $22,701,000
                                 ============   ==========================================

     Maturities of debt securities classified as held to maturity were as follows at June 30, 2000:

     Years ended June 30,

                                        Amortized           Fair Market
                                           Cost                Value
          2001                       $ 35,668,000          $ 35,647,000
          2002                         59,484,000            59,474,000
          2003                         10,008,000            10,056,000
          2004                              --                    --
          2005 and thereafter               --                    --
                                     ------------          ------------
                                     $105,160,000          $105,177,000
                                     ============          ============

     Included in cash and cash equivalents were $18,681,000 of debt securities which mature prior to October 30, 2000.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


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

          Patents related to the acquisition of SCA Ventures, Inc., formerly Genex Corporation, were recorded at their fair value at the date of acquisition and are being amortized over the estimated useful lives of the patents ranging from 8 to 17 years. Accumulated amortization as of June 30, 2000 and 1999 was $1,230,000 and $1,099,000, respectively.

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


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

     Stock Compensation

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

          During the year ended June 30, 2000, 100,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock" or "Series A Preferred Shares") were converted to 227,271 shares of Common Stock. Accrued dividends of $1,947,000 on the Series A Preferred Shares that were converted, were settled by cash payments. Additionally, cash payments totaling $19 were made for fractional shares related to the conversions. There were no conversions of Series A Preferred Stock for the year ended June 30, 1999.

          During the year ended June 30, 1998, 2,000 shares of Series A Preferred Stock were converted to 4,544 shares of Common Stock. Accrued dividends of $31,000 on the Series A Preferred Shares that were converted were settled by issuing 2,848 shares of Common Stock and cash payments totaling $19 for fractional shares.

          Cash payments for interest were approximately $4,000, $8,000 and $14,000 for the years ended June 30, 2000, 1999 and 1998, respectively. There were no income tax payments made for the years ended June 30, 2000, 1999 and 1998.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     Net Loss Per Common Share

          Basic and diluted loss per common share is based on the net loss for the relevant period, adjusted for cumulative, undeclared Series A Preferred Stock dividends of $14,000, $214,000 and $216,000 for the years ended June 30, 2000, 1999 and 1998, respectively, divided by the weighted average number of shares issued and outstanding during the period. For purposes of the diluted loss per share calculation, the exercise or conversion of all potential common shares is not included because the effect is antidilutive due to the net loss recorded for the years ended June 30, 2000, 1999 and 1998. As of June 30, 2000, the Company had approximately 5,364,000 potentially dilutive common shares outstanding that could potentially dilute future earnings per share calculations.

     Comprehensive Income

          Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the years ended June 30, 2000, 1999 and 1998. The net loss is equal to the comprehensive loss for those periods.

(3)  Inventories

     Inventories consist of the following:

                                                    June 30,
                                          --------------------------
                                                 2000           1999
                                                 ----           ----
             Raw materials                   $283,000       $503,000
             Work in process                  504,000        548,000
             Finished goods                   160,000        276,000
                                          -----------   ------------
                                             $947,000     $1,327,000

(4)      Property and Equipment

         Property and equipment consist of the following:


                                                     June 30,
                                                  ----------------            Estimated
                                                 2000           1999         useful lives
                                                 ----           ----         ------------
             Equipment                     $8,356,000     $8,024,000         3-7 years
             Furniture and fixtures         1,440,000      1,438,000         7 years
             Vehicles                          24,000         24,000         3 years
             Leasehold improvements         2,619,000      2,569,000         3-15 years
                                          -----------    -----------
                                          $12,439,000    $12,055,000
                                          ===========    ===========

          During the years ended June 30, 2000 and 1999, the Company's fixed asset disposals were approximately $383,000 and $3,504,000, respectively. The disposals in 1999 were primarily attributable to the Company's consolidation of research operations and the elimination of its leased facility at 40 Cragwood Road.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          Depreciation and amortization charged to operations relating to property and equipment totaled $348,000, $692,000 and $1,063,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

(5)  Stockholders' Equity

          During the year ended June 30, 2000, the Company sold 2,300,000 shares of Common Stock in a public offering at a gross offering price of $44.50 per share. The offering resulted in gross proceeds of approximately $102,350,000 and net proceeds of approximately $95,670,000.

          During the year ended June 30, 1999, the Company sold 3,983,000 shares of Common Stock in a private placement to a small group of investors. The private placement resulted in gross proceeds of approximately $18,919,000 and net proceeds of approximately $17,550,000.

          The board of directors has the authority to issue up to 3,000,000 shares of preferred stock, par value $0.01 per share, and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval.

     Series A Preferred Stock

          The Company's Series A Preferred Shares are convertible into Common Stock at a conversion rate of $11 per share. The value of the Series A Preferred Shares for conversion purposes is $25 per share. Holders of the Series A Preferred Shares are entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. Dividends on the Series A Preferred Shares are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the Board of Directors deems it appropriate in light of the Company's then current financial condition. No dividends are to be paid or set apart for payment on the Company's Common Stock, nor are any shares of Common Stock to be redeemed, retired or otherwise acquired for valuable consideration unless the Company has paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A Preferred Shares. Holders of the Series A Preferred Shares are entitled to one vote per share on matters to be voted upon by the stockholders of the Company. As of June 30, 2000 and 1999, undeclared accrued dividends in arrears were $144,000 or $20.54 and $1,984,000 or $18.54 per share, respectively. All Common Shares are junior in rank to the Series A Preferred Shares, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     Common Stock

          Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.


     As of June 30, 2000, the Company has reserved its common shares for special purposes as detailed below:


     Shares issuable upon conversion of
          Series A Preferred Shares                                       29,000
     Shares issuable upon exercise of outstanding warrants               100,000
     Non-Qualified Stock Option Plan                                   5,235,000
                                                                       ---------
                                                                       5,364,000
                                                                       =========

     Common Stock Warrants

          During the year ended June 30, 2000, warrants were exercised to purchase 1,012,000 shares of the Company's Common Stock at an average price of $4.57 per share. Of this amount, 702,000 warrants were issued in connection with our January 1996 private placement and 134,000 were issued during the year ended June 30, 1999 as compensation for consulting services. These exercises resulted in net proceeds of $4,406,000. The exercise price of and the number of shares issuable under these warrants were adjusted under standard anti-dilution provisions, as defined in the warrants.

          During the year ended June 30, 1999, 150,000 warrants were exercised to purchase 150,000 shares of the Company's Common Stock at $2.50 per share. These warrants were issued during the year ended June 30, 1996, as part of the commission due to a real estate broker in connection with the termination of the Company's former lease at 40 Kingsbridge Road.

          As of June 30, 2000, warrants to purchase 100,000 shares of Common Stock at an average exercise price of $5.92 per share were outstanding.

          During the year ended June 30, 1999, the Company issued 200,000 five-year warrants to purchase its Common Stock at $6.50 per share, the closing price of the Common Stock on the date of grant. The warrants are consideration for consulting services to be rendered through February 2002. The estimated fair value of the warrants of approximately $917,000 is being amortized over the service period of three years. The unamortized portion is included as a component of other assets with the corresponding current portion included in other current assets on the consolidated balance sheet as of June 30, 2000 and 1999.

(6)  Independent Directors' Stock Plan

          On December 3, 1996, the stockholders voted to approve the Company's Independent Directors' Stock Plan, which provides for compensation in the form of quarterly grants of Common Stock to non executive, independent directors serving on the Company's Board of Directors. Each independent director is granted shares of Common Stock equivalent to $2,500 per quarter plus $500 per Board of Director's meeting attended. The number of shares issued is based on the fair market value of Common Stock on the last trading day of the applicable quarter. During

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     the years ended June 30, 2000, 1999 and 1998, the Company issued 3,000, 9,000 and 17,000 shares of Common Stock, respectively, to independent directors, pursuant to the Independent Directors' Stock Plan.

(7)  Non-Qualified Stock Option Plan

          In November 1987, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"). The number of shares reserved for issuance under the Company's Stock Option Plan was increased from 6,200,000 to 7,900,000 during December 1999. As of June 30, 2000, 5,235,000 shares of Common Stock were reserved for issuance pursuant to options which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options granted must be at least 100% of the fair market value of the stock at the time the option is granted. Options may be exercised for a period of up to ten years from the date they are granted. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

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

          The following pro forma financial information shows the effect and the Company's net loss and loss per share, had compensation expense been recognized consistent with the fair value method of SFAS No. 123.

                                                         2000             1999              1998
                                                         ----             ----              ----
                  Net loss - as reported              ($6,306,000)     ($4,919,000)     ($3,617,000)
                  Net loss - pro forma               ($10,008,000)     ($7,289,000)     ($5,638,000)
                  Loss per share - as reported             ($0.17)          ($0.14)          ($0.12)
                  Loss per share - pro forma               ($0.26)          ($0.21)          ($0.19)

          The pro forma effect on the loss for the three years ended June 30, 2000 is not necessarily indicative of the pro forma effect on earnings in future years since it does not take into effect the pro forma compensation expense related to grants made prior to the year ended June 30, 1996. The fair value of each option granted during the three years ended June 30, 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected term of five years, (iii) volatility of 84%, 86% and 84% and (iv) a risk-free interest rate of 6.19%, 5.06% and 5.57% for the years ended June 30, 2000, 1999 and 1998, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2000, 1999 and 1998 was $33.78, $9.68 and $5.85 per share, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     The  following is a summary of the activity in the  Company's  Stock Option
Plan:

                                                                 Weighted
                                                                  Average
                                                                  Exercise         Range of
                                                   Shares          Price            Prices
                                                   ------          -----            ------
Outstanding at July 1, 1997                      4,197,000          3.77       $  1.88 to $14.88
 Granted at exercise prices which equaled the
 fair market value on the date of grant            719,000          5.85       $  2.03 to $6.56
 Exercised                                        (305,000)         2.73       $  2.06 to $5.13
 Canceled                                         (189,000)         6.69       $  2.09 to $14.88
                                                ----------
 Outstanding at June 30, 1998                    4,422,000          4.06       $  1.88 to $10.88

 Granted at exercise prices which equaled
  the fair market value on the date of grant       475,000          9.68       $  4.88 to $15.75
 Exercised                                      (1,001,000)         4.40       $  2.00 to $9.88
 Canceled                                         (172,000)         7.25       $ 2.81 to $14.50
                                                ----------
 Outstanding at June 30, 1999                    3,724,000          4.51       $ 1.88 to $15.75

 Granted at exercise prices which equaled
  the fair market value on the date of grant       302,000         33.78       $21.50 to $69.50
 Exercised                                        (809,000)        38.71       $20.06 to $70.75
 Canceled                                          (11,000)        20.53       $ 6.00 to $37.38
                                                ----------
 Outstanding at June 30, 2000                    3,206,000          7.35       $ 1.88 to $69.50
                                                ==========

     As of June 30, 2000, the Plan had options outstanding and exercisable by price range as follows:

                                            Weighted
                                            Average        Weighted                    Weighted
              Range of                     Remaining       Average                     Average
              Exercise         Options    Contractual      Exercise      Options       Exercise
               Prices        Outstanding      Life          Price      Exercisable      Price
               ------        -----------      ----          -----      -----------      -----
           $1.88 - $2.69      682,000         5.89          $2.49        682,000          $2.49
           $2.75 - $2.94      626,000         5.73          $2.85        626,000          $2.85
           $3.06 - $3.56      280,000         5.37          $3.51        280,000          $3.51
           $3.75 - $5.50      509,000         4.33          $4.59        507,000          $4.59
           $5.88 - $6.50      607,000         7.73          $6.23        471,000          $6.15
           $7.50 - $22.31     311,000         8.25         $17.08         87,000         $13.83
          $24.00 - $51.56     184,000         9.02         $39.28         10,000         $32.88
          $61.00 - $69.50       7,000         9.70         $61.75             --             --
                            ---------                                  ---------      ---------
                            3,206,000         6.33          $7.35      2,663,000          $4.21
                            =========                                  =========      =========

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(8)  Income Taxes

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

          At June 30, 2000 and 1999, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                             2000              1999
                                                                             ----              ----
          Deferred tax assets:
            Inventories                                                  $    603,000    $    272,000
            Investment valuation reserve                                       86,000          86,000
            Contribution carryover                                             28,000          20,000
            Compensated absences                                              157,000         127,000
            Excess of financial statement over tax depreciation               924,000       1,031,000
            Royalty advance - Aventis                                         395,000         371,000
            Non-deductible expenses                                         1,025,000       1,497,000
            Federal and state net operating loss carryforwards             50,808,000      44,531,000
            Research and development and investment tax credit
              carryforwards                                                 8,860,000       8,176,000
                                                                         ------------    ------------

            Total gross deferred tax assets                                62,886,000      56,111,000

            Less valuation allowance                                      (62,180,000)    (55,405,000)
                                                                         ------------    ------------

                    Net deferred tax assets                                   706,000         706,000
                                                                         ------------    ------------


          Deferred tax liabilities:
            Step up in basis of assets related to acquisition of Enzon
            Labs Inc.                                                        (706,000)       (706,000)
                                                                         ------------    ------------

            Total gross deferred tax liabilities                             (706,000)       (706,000)
                                                                         ------------    ------------

                  Net deferred tax                                       $          0    $          0
                                                                         ============    ============




                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2000 and 1999 was an increase of $6,775,000 and $4,428,000, respectively. The tax benefit assumed using the Federal statutory tax rate of 34% has been reduced to an actual benefit of zero due principally to the aforementioned valuation allowance. Subsequently recognized tax benefits as of June 30, 2000 of $3,540,000 relating to the valuation allowance for deferred tax assets will be allocated to additional paid-in capital.

          At June 30, 2000, the Company had federal net operating loss carryforwards of approximately $132,917,000 for tax reporting purposes, which expire in the years 2001 to 2020. The Company also has investment tax credit carryforwards of approximately $3,200 and research and development tax credit carryforwards of approximately $7,159,000 for tax reporting purposes which expire in the years 2001 to 2020. The Company's ability to use such net operating loss, investment and research and development tax credits carryforwards are subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, and as amended.

          In addition, the net operating loss carryfoward of $132,917,000 includes $47,864,000 from the acquisition of Enzon, Labs, Inc. which is subject to an annual limitation of $613,000.

(9)  Significant Agreements

     Schering Agreement

          The Company and Schering Corporation ("Schering"), a subsidiary of Schering-Plough, entered into an agreement in November 1990 (the "Schering Agreement") to apply the Company's PEG Process to develop a modified form of Schering-Plough's INTRON(R)A (interferon alfa 2b), a genetically-engineered anticancer and antiviral drug with longer activity. During December 1999, Schering-Plough submitted a U.S. marketing application to the FDA for the use of PEG-INTRON in the treatment of chronic hepatitis C. In May 2000, PEG-INTRON was granted marketing authorization in the European Union for the treatment of adult patients with chronic hepatitis C. Schering-Plough is conducting a Phase III clinical trial of PEG-INTRON as combination therapy with REBETOL for hepatitis C and Phase III clinical trials of PEG-INTRON for the treatment of chronic myelogenous leukemia and malignant melanoma. Earlier stage clinical trials of PEG-INTRON are being conducted for various solid tumors, as well as HIV, hepatitis B, and multiple sclerosis.

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


          The Company may be entitled to additional payments subject to the achievement of certain milestones. During February 2000, $1,000,000 was received and recognized as revenue, related to the filing for FDA approval of PEG-INTRON. Enzon may be entitled to an additional $2,000,000 milestone payment from Schering. The Schering Agreement terminates, on a country-by-country basis, upon the expiration of the last to expire of any future patents covering the product which may be issued to Enzon, or 15 years after the product is approved for commercial sale, whichever shall be the later to occur. This agreement is subject to Schering's right of early termination if Enzon fails to obtain or maintain the requisite product liability insurance.

     Aventis Agreement

          Under the Company's Amended Aventis Pharmaceuticals, (formerly Phone Poulenc Rorer Pharmaceuticals, Inc.) U.S. License Agreement, Enzon granted an exclusive license to Aventis to sell ONCASPAR in the U.S. Enzon has received licensing payments totaling $6,000,000 and is entitled to royalties on net sales of ONCASPAR. During July 2000 the Company further amended the license agreement with Aventis to increase the base royalty payable to the Company on net sales of ONCASPAR from 23.5% to 27.5% on annual sales up to $10 million and 25% on annual sales exceeding $10 million. These royalty payments, will include Aventis' cost of purchasing ONCASPAR under the supply agreement. The agreement was also extended until 2016. Additionally, the amended license agreement eliminated the super royalty of 43.5% on net sales of ONCASPAR which exceed certain agreed-upon amounts. The Amended Aventis U.S. License Agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

          The payment of royalties to Enzon under the Amended Aventis U.S. License Agreement will be offset by an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due to Aventis under the original Aventis U.S. License Agreement and interest expense. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheets as of June 30, 2000 and 1999. The royalty advance will be reduced as royalties are recognized under the agreement. Through June 30, 2000 an aggregate of $4,313,000 in royalties payable by Aventis has been offset against the original credit.

          The amended license agreement prohibits Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. The agreement terminates in December 2016 but automatically renews for additional one-year periods unless either party notifies the other in writing that it intends not to renew the agreement at least three months prior to the end of the current term. It can be terminated earlier by either party due to a default by the other. In addition, Aventis may terminate the agreement at any time upon one year's prior notice to us or if we are unable to supply product for more than 60 days under our separate supply agreement with Aventis. When the amended license agreement terminates, all rights granted to Aventis under the agreement will revert to Enzon. Under a separate supply agreement, Aventis is required to purchase from Enzon all of its product requirements for sales of ONCASPAR in North America. If the Company is unable to supply product to Aventis, under the supply

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     agreement for more than 60 days for any reason other than a force majeure event, Aventis may terminate the supply agreement and the Company will be required to exclusively license Aventis the know-how required to manufacture ONCASPAR for the period of time during which the agreement would have continued had the license agreement not been terminated.

          During August 2000 the Company made a $1.5 million payment to Aventis which was accrued at June 30, 2000 to settle a disagreement over the purchase price of ONCASPAR under the supply agreement and to settle
     Aventis' claim that Enzon should be responsible for Aventis' lost profits while ONCASPAR is under the temporary labeling and distribution modifications.

          Further beginning in May 2000, for each month that expires prior to the Company's receipt of FDA approval to allow marketing and distribution of ONCASPAR without such labeling and distribution modifications, the Company shall pay to Aventis $100,000. The Company had not received such approval as of September 15, 2000.

          Under a separate license, Aventis has exclusive rights to sell ONCASPAR in Canada and Mexico. These agreements provide for Aventis to obtain marketing approval of ONCASPAR in Canada and Mexico and for the Company to receive royalties on sales of ONCASPAR in these countries, if any. These agreements expire 10 years after the first commercial sale of ONCASPAR in each country, but automatically renew for consecutive five-year periods unless either party elects to terminate at least three months prior to the end of the current term. Aventis may terminate these agreements on one year's prior notice to the Company.

          The Company also has a license agreement with Aventis for the Pacific Rim region, specifically, Australia, New Zealand, Japan, Hong Kong, Korea, China, Taiwan, Philippines, Indonesia, Malaysia, Singapore, Thailand and Viet Nam, (the "Pacific Rim"). The agreement provides for Aventis to purchase ONCASPAR for the Pacific Rim from the Company at certain established prices which increase over the ten year term of the agreement. Under the agreement, Aventis is responsible for obtaining additional approvals and indications in the licensed territories. The agreement also provides for minimum purchase requirements for the first four years of the agreement.

     MEDAC Agreement

          The Company also granted an exclusive license to MEDAC to sell ONCASPAR and any PEG-asparaginase product developed by us or MEDAC during the term of the agreement in Western Europe, Turkey and Russia. The Company's supply agreement with MEDAC provides for MEDAC to purchase ONCASPAR from the Company at certain established prices, which increase over the initial five-year term of the agreement. Under the license agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, MEDAC is required to meet certain minimum purchase requirements. The MEDAC license terminates in October 2001, but automatically renews for successive two-year periods unless either party elects to terminate at least nine months prior to the end of the current term. MEDAC may terminate the agreement after providing the Company with one year's prior notice.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(10) Commitments and Contingencies

          In January 2000, Hoffmann-La Roche filed lawsuits in both the U.S. and France against Schering-Plough alleging that PEG-Intron infringes certain patents held by Hoffmann-La Roche. The validity and scope of Hoffmann-La Roche's patents in this segment of the industry could be judicially determined during these proceedings.

          The litigation is at a very early stage and the Company is not in a position to predict its outcome. If Schering-Plough does not prevail in this litigation, Hoffmann-La Roche may completely block Schering-Plough from commercializing PEG-INTRON and the Company will not receive any royalties on the sales of PEG-INTRON. This would have a material adverse effect on the Company's business, financial condition and results of operations.

          In the course of normal operations, the Company is subject to the marketing and manufacturing regulations as established by the Food and Drug Administration ("FDA"). The Company has agreed with the FDA to temporary labeling and distribution modifications for ONCASPAR due to increased levels of particulates in certain batches of ONCASPAR, which the Company manufactured. The Company, rather than its marketing partner, Aventis, will temporarily distribute ONCASPAR directly to patients, on an as needed basis. The Company will conduct additional inspection and labeling procedures prior to distribution.

          The Company anticipates a final resolution of the problem during fiscal 2001. It is expected that Aventis will resume distribution of ONCASPAR at that time. There can be no assurance that this solution will be acceptable to the FDA or Aventis. If the Company cannot resolve this problem it is possible that the FDA may not permit the Company to continue to distribute this product. An extended disruption in the marketing and distribution of ONCASPAR could have a material adverse impact on future ONCASPAR sales.

          The Company maintains a separate supply agreement with Aventis, under which The Company is responsible for the supply of all of Aventis' requirements for ONCASPAR.

          During August 2000, the Company made a $1.5 million payment to Aventis which was accrued for at June 30 to settle a disagreement over the purchase price of ONCASPAR under the supply agreement and to settle Aventis' claim that the Company should be responsible for Aventis' lost profits while ONCASPAR is under the temporary labeling and distribution modifications described above. Further beginning in May 2000 and for each month that expires prior to the Company's receipt of FDA approval to allow marketing and distribution of ONCASPAR without such labeling and distributions modifications, the Company shall pay to Aventis $100,000. The Company had not received such approval as of September 15, 2000.

          During April 2000, the Company agreed to binding arbitration to settle a lawsuit, filed by LBC Capital Resources, Inc. ("LBC") a former financial advisor, in the United States District Court for the District of New jersey. The arbitrator awarded LBC a $6,000,000 judgment. In its suit LBC claimed that under a May 2, 1995 letter agreement between LBC and the Company, LBC was entitled to a commission in connection with the Company's January and March 1996 private placements, comprised of $675,000 and warrants to purchase 1,250,000 shares of the Company's common

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     stock at an exercise price of $2.50 per share. As a result of the arbitration award, the Company recognized a net charge to selling, general and administrative expenses of approximately $2,600,000 during the third quarter of the year ended June 30, 2000. The charge represents the net profit and loss effect of the incremental reserves provided specifically for this litigation, offset by the reduction during the quarter of $2,900,000 of other contingency accruals that were deemed to not be required for certain other contingencies.

          The Company has agreements with certain members of its upper management which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has an employment agreement, dated August 10, 2000, with its Chief Executive Officer which provides for severance payments in addition to the change in control provisions discussed above.

(11) Leases

          The Company has several leases for office, warehouse, production and research facilities and equipment.

          Future minimum lease payments, net of subleases, for noncancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2000 are:

                  Year ending                                Operating
                  June 30,                                     leases
                  --------                                     ------
                    2001                                      1,003,000
                    2002                                        834,000
                    2003                                        779,000
                    2004                                        765,000
                    2005                                        765,000
                  Later years, through 2007                   1,987,000
                                                            -----------
                  Total minimum lease payments               $6,133,000
                                                            ===========

          Rent expense amounted to $1,055,000, $1,394,000 and $1,768,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

          For the years ended June 30, 1999 and 1998, rent expense is net of subrental income of $110,000 and 221,000 respectively. As of June 30, 1999, the Company no longer subleases a portion of its facilities.

(12) Retirement Plans

          The Company maintains a defined contribution, 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. The Company's match is invested solely in a fund which purchases the Company's Common Stock in the open market. Total company contributions for the years ended June 30, 2000, 1999 and 1998 were $128,000, $115,000 and $100,000, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(13)     Accrued Expenses

                  Accrued expenses consist of:
                                                               June 30,
                                                      -------------------------

                                                        2000             1999
                                                        ----             ----
                  Accrued wages and vacation         $1,238,000      $1,074,000
                  Accrued Medicaid rebates              962,000       1,114,000
                  Current portion of royalty
                    advance - Aventis                   854,000         200,000
                  Contract and legal accrual          1,500,000       3,328,000
                  Other                               1,153,000         546,000
                                                      ---------         -------
                                                     $5,707,000      $6,262,000
                                                     ==========      ==========


(14) Business and Geographical Segments

          The  Company is  managed  and  operated  as one  business.  The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its products or product candidates. In addition, the Company does not conduct any of its operations outside of the United States. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131.

          During the years ended June 30, 2000, 1999 and 1998, the Company had export sales of $4,104,000, $3,075,000 and $2,641,000, respectively. Of these amounts, sales to Europe represented $3,584,000, $2,559,000 and $2,117,000 during the years ended June 30, 2000, 1999 and 1998, respectively. Included as a component of European sales are sales to France which were $1,201,000, $1,108,000 and $994,000 and sales to Italy which were $1,285,000, $1,201,000, $879,000 for the years ended June 30, 2000,
     1999 and 1998.

          ADAGEN sales represent approximately 78%, 90% and 82% of the Company's total net sales for the year ended June 30, 2000, 1999 and 1998, respectively. ADAGEN's Orphan Drug designation under the Orphan Drug Act expired in March 1997. The Company believes the expiration of ADAGEN's Orphan Drug designation will not have a material impact on the sales of ADAGEN. Approximately 46%, 49% and 48% of the Company's ADAGEN sales for the years ended June 30, 2000, 1999 and 1998, respectively, were made to Medicaid patients.

                                  EXHIBIT INDEX


Exhibit                                                   Page
Numbers           Description                             Number
-------           -----------                             ------

10.15             Employment Agreement with                E1
                   Peter G. Tombros dated as of
                   August 10, 2000                        E24
 21.0             Subsidiaries of Registrant              E25
 23.0             Consent of KPMG LLP                     E26
 27.0             Financial Data Schedule                 E27