Form 10-Q
period 2000-09-30
ENZON INC
filed 2000-11-13
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000             Commission File No. 0-12957


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of November 8, 2000, there were 41,478,671 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements







                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 2000 and June 30, 2000

                                                   September 30,    June 30,
                                                       2000           2000
                                                    (unaudited)         *
                                                   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 27,255,390   $ 31,935,410
  Short-term investments                             30,637,661     16,986,278
  Accounts receivable                                 5,669,253      5,442,455
  Inventories                                           955,099        946,717
  Other current assets                                2,687,097        487,657
  Accrued interest receivable                         1,712,672      1,782,227
                                                   ------------   ------------
     Total current assets                            68,917,172     57,580,744
                                                   ------------   ------------

Property and equipment                               12,566,963     12,439,729
  Less accumulated depreciation and amortization     10,746,031     10,650,859
                                                   ------------   ------------
                                                      1,820,932      1,788,870
                                                   ------------   ------------

Other assets:
  Investments                                        63,587,023     69,557,481
  Other assets                                          603,851        426,732
  Patents, net                                          862,936        898,423
                                                   ------------   ------------
                                                     65,053,810     70,882,636
                                                   ------------   ------------
Total assets                                       $135,791,914   $130,252,250
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    2,945,472      2,465,360
  Accrued expenses                                    7,810,869      5,706,811
                                                   ------------   ------------
     Total current liabilities                       10,756,341      8,172,171
                                                   ------------   ------------
Accrued rent                                            601,295        607,914
Unearned Revenue-Aventis                                510,001        510,001
                                                   ------------   ------------
                                                      1,111,296      1,117,915
                                                   ------------   ------------

Stockholders' equity:
   Preferred stock-$.01 par value,
   authorized 3,000,000 shares;
   issued and outstanding 7,000
   shares at September 30, 2000 and
   June 30, 2000 (liquidation
   preference aggregating $322,000
   at September 30, 2000 and
   $319,000 at June 30, 2000)                              70               70
   Common stock-$.01 par value,
   authorized 60,000,000 shares; issued and
   outstanding 41,442,086 shares at
   September 30, 2000 and
   40,838,115 shares at June 30, 2000                 414,421          408,381
   Additional paid-in capital                     252,941,141      250,567,774
   Accumulated deficit                           (129,431,355)    (130,014,061)
                                                 -------------    -------------

   Total stockholders' equity                      123,924,277      120,962,164
                                                 -------------    -------------

Total liabilities and stockholders' equity       $ 135,791,914    $ 130,252,250
                                                 =============    =============
*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                        Three months ended
                                                    September 30,  September 30,
                                                        2000           1999
                                                    -----------    -----------
Revenues:
  Sales and royalties                               $ 4,947,268    $ 2,870,135
  Contract revenue                                      226,346         43,678
                                                    -----------    -----------
     Total revenues                                   5,173,614      2,913,813
                                                    -----------    -----------
Costs and expenses:
    Cost of sales                                     1,001,188      1,178,561
    Research and development expenses                 2,636,597      1,657,283
    Selling, general and administrative expenses      3,074,227      2,325,971
                                                    -----------    -----------
     Total costs and expenses:                        6,712,012      5,161,815
                                                    -----------    -----------
        Operating (loss)                             (1,538,398)    (2,248,002)
                                                    -----------    -----------

Other income (expense):
    Interest and dividend income                      2,109,213        300,497
    Interest expense                                         --         (2,958)
    Other                                                11,891             --
                                                    -----------    -----------
                                                      2,121,104        297,539
                                                    -----------    -----------
    Net income (loss)                               $   582,706    ($1,950,463)
                                                    ===========    ===========
Basic earnings (loss) per common share              $      0.01    ($     0.05)
                                                    ===========    ===========
Diluted earnings (loss) per common share            $      0.01    ($     0.05)
                                                    ===========    ===========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                 Three Months Ended
                                                          September 30,   September 30,
                                                              2000            1999
                                                          ------------    ------------
Cash flows from operating activities:
  Net Income (loss)                                       $    582,706    ($ 1,950,463)
  Adjustment for depreciation and amortization                 130,659         124,512
  Non-cash expense for issuance of common stock,
    stock options, and warrants                                  --             70,022
  Decrease in accrued rent                                      (6,619)         (6,619)
  Increase in royalty advance - Aventis                          --              5,219
  Changes in assets and liabilities                             41,985         554,645
                                                          ------------    ------------
    Net cash provided by (used in) operating activities        748,731      (1,202,684)
                                                          ------------    ------------

Cash flows from investing activities:
 Capital expenditures                                         (127,234)        (69,018)
 Proceeds from sale of long-term investment                     19,600           --
 Maturities of investments                                   5,500,000           --
 Increase in short-term investments                        (19,151,383)          --
 Decrease in long-term investments                           5,950,859           --
                                                          ------------    ------------
   Net cash used in investing activities                    (7,808,158)        (69,018)
                                                          ------------    ------------

Cash flows from financing activities:
Proceeds from issuance of common stock,
    preferred stock, and warrants                            2,379,407       1,233,390
                                                          ------------    ------------
    Net cash provided by financing activities                2,379,407       1,233,390
                                                          ------------    ------------


    Net decrease in cash and cash equivalents               (4,680,020)        (38,312)

Cash and cash equivalents at beginning of period            31,935,410      24,673,636
                                                          ------------    ------------

Cash and cash equivalents at end of period                $ 27,255,390    $ 24,635,324
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

(2)  Earnings (loss) Per Common Share

         Basic  earnings  (loss) per common  share is based on the net  earnings
(loss) for the relevant period, adjusted for cumulative undeclared preferred stock dividends of $4,000 and $54,000 for the three months ended September 30, 2000 and 1999 respectively, divided by the weighted average number of shares issued and outstanding during the periods. Diluted earnings per common share for the three months ended September 30, 2000 is based on net income, adjusted for cumulative undeclared preferred stock dividends of $4,000 for the three months ended September 30, 2000, divided by the weighted average number of common shares issued and outstanding during the period, plus the exercise or conversion of all dilutive potential common shares. Due to the net loss recorded for the three months ended September 30, 1999, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation. As of September 30, 2000, the Company had 4,753,000 dilutive potential common shares outstanding that could potentially dilute future diluted earnings per share calculations.

     The following represents the weighted average number of common shares outstanding for the three months ended September 30, 2000 and 1999 used in the basic and diluted earnings (loss) per common share calculations:

                                                          Three months ended
                                                   September 30,   September 30,
                                                       2000            1999
                                                   -------------   ------------
Weighted average number of
  common shares issued and
  outstanding - basic                              41,101,289       36,650,335

Weighted average shares issued
  upon the exercise of dilutive
  options and warrants based on
  the Treasury Stock Method                        2,557,370             --
                                                   ----------       ----------


Weighted average number of
  common shares issued and
  outstanding and dilutive potential
  common shares - diluted                          43,658,659       36,650,335
                                                   ----------       ----------

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(3)  Inventories

     The composition of inventories at September 30, 2000 and June 30, 2000 is as follows:

                                                  September 30,         June 30,
                                                      2000               2000
                                                  -------------         --------
     Raw materials                                  $122,000             283,000
     Work in process                                 724,000             504,000
     Finished goods                                  109,000             160,000
                                                    --------            --------
                                                    $955,000            $947,000


(4)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. There were no cash payments made for interest for the three months ended September 30, 2000. Cash payments for interest were approximately $3,000 for the three months ended September 30, 1999. There were no income tax payments made for the three months ended September 30, 2000 and 1999. Due to the Company's net operating loss carryforwards, the net earnings recorded for the three months ended September 30, 2000, did not result in the payment of income taxes. There were no conversions of Series A Preferred Stock during the three months ended September 30, 2000 and 1999.

(5)  Stockholders' Equity

     During the three months ended September 30, 2000, 93,000 shares of Common Stock were issued as a result of the exercise of warrants. The exercise price of and the number of shares issuable under these warrants were adjusted under standard anti-dilution provisions based upon the Company's issuance of shares of Common Stock at prices below the fair market value of the stock, as defined in the warrants.

(6)  Non-Qualified Stock Option Plan

     During the three months ended September 30, 2000, the Company issued 527,000 stock options at an average exercise price of $45.90 per share under the Company's Non-Qualified Stock Option Plan, as amended, of which 200,000 stock options were granted to executive officers of the Company. None of the options granted during the period are exercisable as of September 30, 2000. Of the total options granted, 310,000 contain accelerated vesting provisions, under which the vesting and exercisability of such shares will accelerate if the closing price of the Company's Common Stock exceeds $100 per share for at least twenty consecutive trading days as reported by the Nasdaq National Market. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

                          ENZON, INC. AND SUBSIDIARIES
         Notes To Consolidated Condensed Financial Statements, Continued
                                   (Unaudited)

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

(8)  Comprehensive Income (Loss)

     The net income (loss) of $583,000 and ($1,950,000), recorded for the three months ended September 30, 2000 and 1999, respectively, is equal to the comprehensive income (loss) for those periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended September 30, 2000 vs. Three months ended September 30, 1999

     Revenues. Revenues for the three months ended September 30, 2000 increased by 78% to $5,174,000, as compared to $2,914,000 for the same period in the prior year. The components of revenues are sales, which consist of sales of our products and royalties earned on sales of approved products that utilize our PEG-technology, and contract revenues. Sales and royalties were $4,947,000 for the three months ended September 30, 2000, as compared to $2,870,000 for the same period in the prior year. The increase was primarily due to increased ONCASPAR sales. The increase in ONCASPAR sales was due to the lifting of some of the FDA distribution restrictions that were in place during the prior year. These distribution restrictions were related to a previously disclosed manufacturing problem and resulted in prior year sales being significantly lower than in the current quarter. During October 2000, the FDA gave final approval to manufacturing changes which we had proposed to correct these manufacturing
problems  and  removed  all  previously   imposed   distribution   and  labeling
restrictions. This will allow for the resumption of normal distribution and labeling of this product by our marketing partner, Aventis Pharmaceuticals (formerly Rhone-Poulenc Rorer Pharmaceuticals, Inc.), which is expected to take place in the first half of calendar 2001. We expect lower revenues from ONCASPAR in future quarters when Aventis resumes distribution of the product and our revenue stream reverts back to a 27.5% royalty rate on net sales. Increased ADAGEN sales, as well as royalties earned on sales of PEG-INTRON, also contributed to the increase in sales for the quarter. ADAGEN sales increased by 21% over the prior year as a result of an increase in patients receiving ADAGEN treatment. Sales of ADAGEN for the three months ended September 30, 2000 and 1999 were $3,319,000 and $2,746,000 respectively.

     We expect sales of ADAGEN to increase at rates comparable to those achieved during the last two years as additional patients are treated. PEG-INTRON was approved by the European Union in May 2000 and was launched in several European countries throughout the quarter. Additional launches of PEG-INTRON are ongoing and expected to occur throughout the remaining EU-Member States in the upcoming months. To date, PEG-INTRON has been launched in the following European countries: Austria, Finland, France, Germany, Portugal, Sweden and the United Kingdom. PEG-INTRON is a modified form of Schering-Plough's INTRON(R)A (interferon alfa-2b, recombinant) that was developed using our PEG technology to have longer-acting properties. Under our licensing agreement with Schering-Plough, we are entitled to royalties on worldwide sales of PEG-INTRON and milestone payments.

     During the three months ended September 30, 2000 and 1999, we had export sales of $1,303,000 and $918,000, respectively. Of these amounts, sales in Europe were $1,161,000 and $773,000 for the quarters ended September 30, 2000 and 1999, respectively.

     Cost of Sales. Cost of sales, as a percentage of sales, decreased to 20% for the three months ended September 30, 2000 as compared to 41% for the same period in 1999. The decrease was due to increased cost of sales incurred during the prior year's quarter related to the previously disclosed ONCASPAR manufacturing problems and the related inventory reserves that decreased the current year's cost of sales.

     Research and Development. Research and development expenses for the three months ended September 30, 2000 increased by 59% to $2,637,000 as compared to $1,657,000 for the same period in 1999. The increase is primarily due to increased expenses related to the ongoing Phase I clinical trials for PROTHECAN(TM), as well as other PEG products in preclinical development. We currently plan to file an IND on another PEG anti-cancer compound before the end of calendar 2000. Research and development expenses are expected to continue to increase significantly as PROTHECAN moves into Phase II clinical trials in early 2001 and additional compounds enter and progress through clinical trials.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2000, increased by 32% to $3,074,000, as compared to $2,326,000 for the same period in 1999. The increase was due primarily to an increase in legal fees related to litigation, increased patent filing and defense costs.

     Other Income/Expense. Other income/expense increased to $2,121,000 as compared to $298,000 for the prior year. The increase was attributable to an increase in interest income due to an increase in interest bearing investments.

Liquidity and Capital Resources

     Our cash reserves, including cash and interest bearing investments as of September 30, 2000 were $121,434,000, as compared to $118,413,000 at June 30,
2000. We invest our excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     Our license agreement with Aventis for ONCASPAR provided for a payment of $3,500,000 in advance royalties which we received from Aventis in January 1995. Royalties due under this agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due Aventis under a prior agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability, with the corresponding current portion included in accrued expenses on the consolidated balance sheets and to be reduced as royalties are recognized under the agreement. Through September 30, 2000, an aggregate of $4,313,000 in royalties payable by Aventis has been offset against the original credit.

     As of September 30, 2000, 1,043,000 shares of our Series A preferred stock had been converted into 3,325,000 shares of Common Stock. Accrued dividends on the converted Series A preferred stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. As of September 30, 2000, there were accrued and unpaid dividends totaling $148,000 on the 7,000 shares of Series A preferred stock currently outstanding. These dividends are payable in cash or common stock at our option and accrue on the outstanding Series A preferred stock at the rate of $14,000 per year.

     To date, our sources of cash have been the proceeds from the sale of our stock through public and private placements, sales of, and royalties earned on sales of, ADAGEN, ONCASPAR and PEG-INTRON, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. Our current sources of liquidity are our cash, cash equivalents and investments and interest earned on such cash reserves and investments, sales of, and royalties earned on sales of, ADAGEN, ONCASPAR and PEG-INTRON, sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirements for the foreseeable future.

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

     Our holdings of financial instruments are comprised of debt securities, and time deposits. All such instruments are classified as securities held to maturity. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at September 30, 2000 all of our holdings were in instruments maturing in two and a half years or less.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2000.



                                  2001            2002            2003             Total         Fair Value
  Fixed Rate                    26,573,000      62,152,000          --           88,725,000       88,975,000
  Average Interest Rate              6.29%           6.69%          --                6.41%             --
  Variable Rate                       --         4,997,000      10,007,000       15,004,000       15,034,000
  Average Interest Rate               --             6.37%           6.44%            6.56%             --
                               ------------    ------------    ------------    --------------    ------------
                                26,573,000      67,149,000      10,007,000      103,729,000      104,009,000
                               ============    ============    ============    ==============    ============

PART II OTHER INFORMATION

Item 2. Changes in Securities

     In September 2000, the Company issued 31,243 shares of unregistered Common Stock for aggregate consideration of $186,750. These shares were issued upon the exercise of common stock warrants. These warrants were issued in connection with our March 1996 private placement. The foregoing transaction was consummated pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     In September 2000, the Company issued 62,147 shares of unregistered Common Stock. These shares were issued upon the cashless exercise of common stock warrants. These warrants were issued as consideration for consulting services rendered. The total value of the shares used to pay the exercise price of these warrants was $418,757. The foregoing transaction was consummated pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


Item 5. Other Information

     In September 2000, we filed a patent infringement lawsuit in Federal District Court in New Jersey against Hoffmann-LaRoche, Inc. and Roche Laboratories, Inc. for infringement of Enzon's U.S. Patent 6,113,906. This patent, which has composition of matter claims directed to "branched PEG", a unique form of Enzon's high-molecular-weight pegylation technology, was issued to Enzon by the U.S. Patent and Trademark Office on September 5, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                     Page Number
                                                                                         or
Exhibit                                                                             Incorporation
Number       Description                                                            By Reference
------       -----------                                                            -------------
   3(i)      Certificate of Incorporation as amended                                             ~~
  3(ii)      By laws, as amended                                                             *(4.2)
  3(iv)      Amendment to Certificate of Incorporation dated January 5, 1998                ##3(iv)
   10.1      Form of Change of Control Agreements dated as of January 20, 1995
             entered into with the Company's Executive Officers                           ###(10.2)
   10.2      Lease - 300-C Corporate Court, South Plainfield, New Jersey                  ***(10.3)
   10.4      Lease Termination Agreement dated March 31, 1995 for
             20 Kingsbridge Road and 40 Kingsbridge Road, Piscataway,
             New Jersey                                                                   ###(10.6)
   10.5      Option Agreement dated April 1, 1995 regarding 20 Kingsbridge
             Road, Piscataway, New Jersey                                                 ###(10.7)
   10.6      Form of Lease - 40 Cragwood Road, South Plainfield, New Jersey              ****(10.9)
   10.7      Lease 300A-B Corporate Court, South Plainfield, New Jersey                   ++(10.10)
   10.8      Stock Purchase Agreement dated March 5, 1987 between the
             Company  and Eastman Kodak Company                                          ****(10.7)
   10.9      Amendment dated June 19, 1989 to Stock Purchase Agreement
             between the Company and Eastman Kodak Company                                **(10.10)
  10.10      Form of Stock Purchase Agreement between the Company
             and the purchasers of the Series A Cumulative
             Convertible Preferred Stock                                                   +(10.11)
  10.11      Amendment to License Agreement and Revised License Agreement
             Between the Company and RCT dated April 25, 1985                             +++(10.5)
  10.12      Amendment dated as of May 3, 1989 to Revised License Agreement
             Dated April 25, 1985 between the Company and Research
             Corporation                                                                  **(10.14)
  10.13      License Agreement dated September 7, 1989 between the Company
             and Research Corporation Technologies, Inc.                                  **(10.15)
  10.14      Master Lease Agreement and Purchase Leaseback Agreement dated
             October 28, 1994 between the Company and Comdisco, Inc.                       #(10.16)
  10.15      Employment Agreement with Peter G. Tombros dated as of
             August 10, 2000                                                              //(10.15)
  10.16      Stock Purchase Agreement dated as of June 30, 1995                            ~(10.16)
  10.17      Securities Purchase Agreement dated as of January 31, 1996                    ~(10.17)
  10.18      Registration Rights Agreements dated as of January 31, 1996                   ~(10.18)
  10.19      Warrants dated as of February 7, 1996 and issued pursuant to the
             Securities Purchase Agreement dated as of January 31, 1996                    ~(10.19)
  10.20      Securities Purchase Agreement dated as of March 15, 1996                     ~~(10.20)
  10.21      Registration Rights Agreement dated as of March 15, 1996                     ~~(10.21)
  10.22      Warrant dated as of March 15, 1996 and issued pursuant to the
             Securities Purchase Agreement dated as of March 15, 1996                    ~~ (10.22)
  10.23      Amendment dated March 25, 1994 to License Agreement dated
             September 7, 1989 between the Company and Research
             Corporation  Technologies, Inc.                                             ~~~(10.23)

                                       12

                                                                                     Page Number
                                                                                         or
Exhibit                                                                             Incorporation
Number       Description                                                            By Reference
------       -----------                                                            -------------
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


   *    Filed   herewith

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

  // Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

On August 17, 2000, we filed with the Commission a Current Report on Form 8-K dated August 10, 2000, reporting that Peter Tombros, our President and CEO had signed a new employment agreement.

On September 18, 2000, we filed with the Commission a Current Report on Form 8-K dated September 5, 2000, related to a lawsuit which we filed in Federal Court in New Jersey against Hoffmann-LaRoche, Inc. and Roche laboratories, Inc. (Roche) for infringement of our new U.S. Patent 6,113,906 (`906), by Roche's "PEGASYS," a pegylated alpha interferon-2a product.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ENZON, INC.
                                     -----------
                                     (Registrant)



Date: November 13, 2000              By: /s/ Peter G. Tombros
                                        ---------------------------------
                                     Peter G. Tombros
                                     President and Chief Executive
                                      Officer



                                      By: /s/ Kenneth J. Zuerblis
                                      -----------------------------------
                                      Kenneth J. Zuerblis
                                      Vice President, Finance, Chief Financial
                                       Officer (Principal Financial
                                      and Accounting Officer) and
                                      Corporate Secretary