Form 10-K/A
period 2000-06-30
ENZON INC
filed 2000-12-04
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


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

This amendment to the Form 10-K filed on September 28, 2000 is being filed for the sole purpose of correcting a single typographical error in the balance sheets. Additional paid-in capital for the fiscal year ended June 30, 2000 is now correctly stated as $250,567,774 as opposed to $50,567,774 on page F-3 of the financial statements.


Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this report commencing on Page F-1.

                                   ENZON, INC.



Dated: December 4, 2000                           by:  /S/ Peter G. Tombros
                                                       ----------------------
                                                       Peter G. Tombros
                                                       President and Chief
                                                       Executive Officer

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




KPMG LLP



Short Hills, New Jersey
September 5, 2000

                          ENZON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2000 and 1999


ASSETS                                                               2000             1999
                                                                -------------    -------------

Current assets:
 Cash and cash equivalents                                      $  31,935,410    $  24,673,636
 Short-term investments                                            16,986,278               --
 Accounts receivable                                                5,442,455        4,604,847
 Inventories                                                          946,717        1,326,601
 Prepaid expenses and other current assets                          2,269,884        1,034,327
                                                                -------------    -------------

   Total current assets                                            57,580,744       31,639,411
                                                                -------------    -------------
Property and equipment                                             12,439,729       12,054,505
 Less accumulated depreciation and amortization                    10,650,859       10,649,661
                                                                -------------    -------------
                                                                    1,788,870        1,404,844
                                                                -------------    -------------
Other assets:
 Investments                                                       69,557,482           68,823
 Deposits and deferred charges                                        426,731          753,683
 Patents, net                                                         898,423        1,049,554
                                                                -------------    -------------
                                                                   70,882,636        1,872,060
                                                                -------------    -------------
   Total assets                                                 $ 130,252,250    $  34,916,315
                                                                =============    =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                               $   2,465,360    $   1,716,089
 Accrued expenses                                                   5,706,811        6,261,640
                                                                -------------    -------------
   Total current liabilities                                        8,172,171        7,977,729
                                                                -------------    -------------
Accrued rent                                                          607,914          634,390
Royalty advance - Aventis                                             510,001          728,977
                                                                -------------    -------------
                                                                    1,117,915        1,363,367
                                                                -------------    -------------
Commitments and contingencies
Stockholders' equity:
 Preferred stock-$.01 par value, authorized 3,000,000 shares;
  issued and outstanding 7,000 shares in 2000 and 107,000
  shares in 1999
  (liquidation preference aggregating $319,000 in 2000 and
    $4,659,000 in 1999)                                                    70            1,070
 Common stock-$.01 par value, authorized 60,000,000 shares;
  issued and outstanding 40,838,115 shares in 2000 and
  36,488,684 shares in 1999                                           408,381          364,886
 Additional paid-in capital                                       250,567,774      146,970,289
 Accumulated deficit                                             (130,014,061)    (121,761,026)
                                                                -------------    -------------
   Total stockholders' equity                                     120,962,164       25,575,219
                                                                -------------    -------------
   Total liabilities and stockholders' equity                   $ 130,252,250    $  34,916,315
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

(4)      Property and Equipment

         Property and equipment consist of the following:


                                                     June 30,
                                          --------------------------          Estimated
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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     The  following is a summary of the activity in the  Company's  Stock Option
Plan:

                                                                 Weighted
                                                                  Average
                                                                  Exercise         Range of
                                                   Shares          Price            Prices
                                                   ------          -----            ------
Outstanding at July 1, 1997                      4,197,000          3.77       $  1.88 to $14.88
 Granted at exercise prices which equaled the
 fair market value on the date of grant            719,000          5.85       $  2.03 to $ 6.56
 Exercised                                        (305,000)         2.73       $  2.06 to $ 5.13
 Canceled                                         (189,000)         6.69       $  2.09 to $14.88
                                                ----------
 Outstanding at June 30, 1998                    4,422,000          4.06       $  1.88 to $10.88

 Granted at exercise prices which equaled
  the fair market value on the date of grant       475,000          9.68       $  4.88 to $15.75
 Exercised                                      (1,001,000)         4.40       $  2.00 to $ 9.88
 Canceled                                         (172,000)         7.25       $  2.81 to $14.50
                                                ----------
 Outstanding at June 30, 1999                    3,724,000          4.51       $  1.88 to $15.75

 Granted at exercise prices which equaled
  the fair market value on the date of grant       302,000         33.78       $ 21.50 to $69.50
 Exercised                                        (809,000)        38.71       $ 20.06 to $70.75
 Canceled                                          (11,000)        20.53       $  6.00 to $37.38
                                                ----------
 Outstanding at June 30, 2000                    3,206,000          7.35       $  1.88 to $69.50
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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


(13)     Accrued Expenses

                  Accrued expenses consist of:
                                                               June 30,
                                                     --------------------------

                                                        2000             1999
                                                     ----------      ----------
                  Accrued wages and vacation         $1,238,000      $1,074,000
                  Accrued Medicaid rebates              962,000       1,114,000
                  Current portion of royalty
                    advance - Aventis                   854,000         200,000
                  Contract and legal accrual          1,500,000       3,328,000
                  Other                               1,153,000         546,000
                                                     ----------      ----------
                                                     $5,707,000      $6,262,000
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