Form 10-Q
period 2000-12-31
ENZON INC
filed 2001-02-14
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         -------------------------------
                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         ------------------------------


     For the Quarter Ended December 31, 2000      Commission File No. 0-12957


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


Yes   X  No
    -----   -----


The number of shares of common stock, $.01 par value, outstanding as of February 7, 2001 was 41,725,048 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements




                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 2000 and June 30, 2000

                                                                          December 31, 2000         June 30, 2000
                                                                             (unaudited)                  *
ASSETS
Current assets:
Cash and cash equivalents                                                    $27,576,525             $31,935,410
  Short-term investments                                                      38,440,052              16,986,278
  Accounts receivable                                                          5,956,083               5,442,455
  Inventories                                                                  1,186,683                 946,717
  Other current assets                                                         2,507,081               2,269,884
                                                                             -----------             -----------

     Total current assets                                                     75,666,424              57,580,744
                                                                             -----------             -----------

Property and equipment                                                        12,236,722              12,439,729
  Less accumulated depreciation and amortization                              10,297,534              10,650,859
                                                                             -----------             -----------
                                                                               1,939,188               1,788,870
                                                                             -----------             -----------
Other assets:
  Investments                                                                 56,187,841              69,557,482
  Other assets                                                                   561,010                 426,731
  Patents, net                                                                   827,449                 898,423
                                                                             -----------             -----------
                                                                              57,576,300              70,882,636
                                                                             -----------             -----------
Total assets                                                                $135,181,912            $130,252,250
                                                                            ============            ============




LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             2,986,118               2,465,360
  Accrued expenses                                                             3,460,896               5,706,811
                                                                             -----------             -----------

     Total current liabilities                                                 6,447,014               8,172,171
                                                                             -----------             -----------

Accrued rent                                                                     594,676                 607,914
Royalty advance-Aventis                                                          694,814                 510,001
                                                                             -----------             -----------
                                                                               1,289,490               1,117,915
                                                                             -----------             -----------

Commitments and contingencies
Stockholders' equity:
 Preferred stock-$.01 par value, authorized 3,000,000 shares; issued and outstanding 7,000 shares at December 31, 2000 and
    June 30, 2000 (liquidation preference aggregating $326,000 at
    at December 31, 2000, and $319,000 at June 30, 2000)                              70                      70

 Common stock-$.01 par value, authorized 60,000,000 shares, issued and outstanding 41,697,467 shares at December 31, 2000 and
    40,838,115 shares at June 30, 2000                                           416,975                 408,381
  Additional paid-in capital                                                 254,333,889             250,567,774
  Accumulated deficit                                                       (127,305,526)           (130,014,061)
                                                                             -----------             -----------

Total stockholders' equity                                                   127,445,408             120,962,164
                                                                             -----------             -----------

Total liabilities and stockholders' equity                                  $135,181,912            $130,252,250
                                                                            ============            ============

* Condensed from audited financial statement.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              Three and Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                                      Three months ended           Six months ended
                                                                  December 31,  December 31,  December 31,  December 31,
                                                                      2000          1999          2000          1999
                                                                  ------------  ------------  ------------  ------------

Revenues:
  Sales and royalties, net                                          $6,002,201    $3,746,768   $10,949,469    $6,616,903
  Contract revenue                                                      16,944        18,304       243,290        61,982
                                                                  ------------  ------------  ------------  ------------

     Total revenues                                                  6,019,145     3,765,072    11,192,759     6,678,885

Costs and expenses:
  Cost of sales                                                        871,024       792,921     1,872,212     1,971,482
  Research and development expenses                                  2,508,672     1,932,969     5,145,269     3,590,252
  Selling, general and administrative expenses                       2,513,810     2,810,438     5,588,037     5,136,409

     Total costs and expenses                                        5,893,506     5,536,328    12,605,518    10,698,143
                                                                  ------------  ------------  ------------  ------------
       Operating (loss) income                                         125,639    (1,771,256)   (1,412,759)   (4,019,258)
                                                                  ------------  ------------  ------------  ------------
Other income (expense)
  Interest and dividend income                                       2,055,488       298,725     4,164,701       599,222
  Interest expense                                                           -          (926)            -        (3,884)
  Other                                                                    (22)      (36,274)       11,869       (36,274)
                                                                  ------------  ------------  ------------  ------------

                                                                     2,055,466       261,525     4,176,570       559,064
                                                                  ------------  ------------  ------------  ------------
     Net income (loss) before taxes                                  2,181,105    (1,509,731)    2,763,811    (3,460,194)
     Provision for income taxes                                         43,622             -        55,276             -
                                                                  ------------  ------------  ------------  ------------
     Net income (loss) after taxes                                  $2,137,483   ($1,509,731)   $2,708,535   ($3,460,194)
                                                                  ============  ============  ============  ============

Basic earnings (loss) per common share                                   $0.05        ($0.04)        $0.07        ($0.09)
                                                                  ============  ============  ============  ============

Weighted average number of common shares outstanding                41,568,723    37,020,464    41,335,006    36,835,399
                                                                  ============  ============  ============  ============

Diluted earnings (loss) per common share                                 $0.05        ($0.04)        $0.06        ($0.09)
                                                                  ============  ============  ============  ============

Weighted average number of common shares outstanding                43,850,319    37,020,464    43,555,087    36,835,399
                                                                  ============  ============  ============  ============



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                             December 31,            December 31,
                                                                                2000                     1999
                                                                             -----------             -----------
Cash flows from operating activities:
  Net income (loss)                                                           $2,708,535             ($3,460,194)
  Adjustment for depreciation and amortization                                   264,286                 243,212
  Loss on retirement of equipment                                                     22                  36,274
  Amortization of bond premium/discount                                         (153,261)                      -
  Non-cash expense for issuance of common stock and stock options                      -                 207,770
  Decrease in accrued rent                                                       (13,238)                (13,238)
  Increase in royalty advance - Aventis                                            3,134                   5,219
  Changes in assets and liabilities                                           (6,181,022)              1,168,597
                                                                             -----------             -----------
  Net cash (used in) operating activities                                     (3,371,544)             (1,812,360)
                                                                             -----------             -----------

Cash flows from investing activities:
  Capital expenditures                                                          (343,651)               (257,047)
  Proceeds from sale of investment                                                19,600                       -
  Purchase of investments                                                    (19,988,000)                      -
  Maturities of investments                                                   15,550,000                       -
                                                                             -----------             -----------
  Net cash used in investing activities                                       (4,762,051)               (257,047)
                                                                             -----------             -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                                  3,774,710               2,199,860
  Preferred stock dividends paid                                                       -              (1,542,404)
                                                                             -----------             -----------

  Net cash provided by financing activities                                    3,774,710                 657,456
                                                                             -----------             -----------
  Net decrease in cash and cash equivalents                                   (4,358,885)             (1,411,951)
  Cash and cash equivalents at beginning of period                            31,935,410              24,673,636
                                                                             -----------             -----------
  Cash and cash equivalents at end of period                                 $27,576,525             $23,261,685
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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In accordance with the statement, the Company adopted FAS 133 as of July 1, 2000. The Company has reviewed FAS 133 and its operations relative to FAS 133 and concluded that it does not use derivative instruments. Accordingly the adoption of FAS 133 did not have an effect on the results of operations or the financial position of the Company.

     In April 2000, the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" "FIN 44" was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the term of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant effect on our financial position or results of operations.

     Contract revenue is recorded as the earnings process is complete. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and does not expect this SAB to have a material effect on the Company's results of operations or financial position.


(2)  Comprehensive Loss

     The net income (loss) of $2,137,000 and ($1,510,000), recorded for the three months ended December 31, 2000 and 1999 and $2,709,000 and ($3,460,000),
recorded for the six months ended December 31, 2000 and 1999, respectively, is equal to the comprehensive income (loss) for those periods.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(3)  Earnings (loss) Per Common Share

     The Company calculates earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of common stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and six months ended December 31, 2000 the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of outstanding non-qualified stock options calculated using the treasury stock method. For the three and six months ended December 31, 1999, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation as the effect of their inclusion would be antidilutive due to the net loss recorded for those periods. As of December 31, 2000, the Company had 4,499,000 dilutive potential common shares outstanding that could potentially dilute future diluted earnings per share calculations. The following table reconciles the basic and diluted earnings (loss) per share calculation:


                                                  Three months ended                Six months ended
                                            December 31,     December 31,     December 31,     December 31,
                                                2000             1999             2000             1999
                                            ------------     ------------     ------------     ------------

Net income (loss)                             $2,137,000      ($1,510,000)      $2,709,000      ($3,460,000)
Less:  Preferred stock dividends                   4,000           14,000            7,000           27,000
                                            ------------     ------------     ------------     ------------
Net income (loss) available to common
stockholders                                  $2,133,000      ($1,524,000)      $2,702,000      ($3,487,000)
                                            ------------     ------------     ------------     ------------

Weighted average number of
common shares issued and
outstanding - basic                           41,568,723       37,020,464       41,335,006       36,835,399
Effect of dilutive common stock
equivalents:
  Conversion of preferred stock                   16,000                -           16,000                -
  Exercise of non-qualified
  stock options                                2,265,596                -        2,204,081                -
                                            ------------     ------------     ------------     ------------
                                              43,850,319       37,020,464       43,555,087       36,835,399
                                            ============     ============     ============     ============

(4)  Inventories

The composition of inventories at December 31, 2000 and June 30, 2000 is as follows:

                                        December 31,       June 30,
                                            2000             2000
                                        ------------     ------------
          Raw materials                     $391,000         $283,000
          Work in process                    512,000          504,000
          Finished goods                     284,000          160,000
                                        ------------     ------------
                                          $1,187,000         $947,000
                                        ============     ============

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(5)  Cash Flow Information

     Highly liquid securities with original maturities of three months or less are considered to be cash equivalents. There were no cash payments for interest for the six months ended December 31, 2000. Cash payments for interest were approximately $4,000 for the six months ended December 31, 1999. There were no income tax payments made for the six months ended December 31, 2000 and 1999. There were no conversions of Series A Preferred Stock during the six months ended December 31, 2000. During the six months ended December 31, 1999, 80,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 181,818 shares of Common Stock. Accrued dividends on the converted preferred shares of $1,542,000 were settled by a cash payment.

(6)  Non-Qualified Stock Option Plan

     During the six months ended December 31, 2000, we issued 648,000 stock options at an average exercise price of $48.24 per share under our Non-Qualified Stock Option Plan, as amended, of which 200,000 were granted to executive officers of the Company. None of the options granted during the period are exercisable as of December 31, 2000. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(7)  Income Taxes

     The Company expects to be profitable for the year ending June 30, 2001, and accordingly has recognized a tax provision for the three and six months ended December 31, 2000. The tax provision represents the Company's anticipated Alternative Minimum Tax liability based on the fiscal 2001 taxable income.

(8)  Business Segments

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

(9)  Subsequent Events

     During January 2001, our development partner for PEG-INTRON, Schering-Plough Corporation, received marketing approval from the United States Food and Drug Administration (FDA) for the use of PEG-INTRON in the treatment of chronic hepatitis C. We are entitled to a $2 million milestone payment upon this approval, which represents the final milestone payment under our licensing agreement with Schering-Plough. Under our licensing agreement with Schering-Plough, we are also entitled to royalties on worldwide sales of PEG-INTRON.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended December 31, 2000 vs. Three months ended December 31, 1999

Revenues. Revenues for the three months ended December 31, 2000 were $6,019,000, as compared to $3,765,000 for the three months ended December 31, 1999. The components of revenues are sales, which consist of our sales of products and royalties we earn on the sales of products by others, and contract revenues. Sales increased by 60% to $6,002,000 for the three months ended December 31, 2000, as compared to $3,747,000 for the prior year period. The increase was due to increased ONCASPAR revenues and royalties recognized on sales in Europe of PEG-INTRON. During January 2001, the United States Food and Drug Administration ("FDA") granted our development partner, Schering-Plough Corporation, or Schering-Plough, marketing authorization for PEG-INTRON for the treatment of chronic hepatitis C. The increase in ONCASPAR sales was due to the lifting of FDA distribution and labeling restrictions which were in place during the prior year. These restrictions were related to a previously disclosed manufacturing problem and resulted in the prior year's sales being lower than sales in the current period. During the quarter ended December 31, 2000, the FDA gave final approval to manufacturing changes which we made to correct these manufacturing problems, and all previously imposed restrictions have been lifted. This will allow for the resumption of normal distribution and labeling of this product by our marketing partner, Aventis Pharmaceuticals (formerly Phone-Poulenc Rorer Pharmaceuticals, Inc.), which is expected to take place in calendar 2001. We expect to receive lower revenues from ONCASPAR sales in future quarters when Aventis resumes distribution of the product and our revenue stream reverts back to a 27.5% royalty rate on net sales.

Net sales of ADAGEN, which we market, were $3,170,000 for the three months ended December 31, 2000 as compared to $3,296,000 for the three months ended December 31, 1999. We expect sales of ADAGEN to increase at rates comparable to those achieved during the last two years as additional patients are treated. We anticipate royalties on sales of PEG-INTRON to increase in future quarters with the commencement of U.S. sales and increased international availability of the product. Schering-Plough is also conducting clinical trials for additional indications for PEG-INTRON. We cannot assure you that any particular sales levels of ADAGEN, ONCASPAR or PEG-INTRON will be achieved or maintained.

We had export sales for ADAGEN and ONCASPAR of $1,129,000 for the three months ended December 31, 2000 and $1,089,000 for the three months ended December 31, 1999. Of these amounts, sales in Europe were $995,000 for the three months ended December 31, 2000 and $975,000 for the three months ended December 31, 1999.

Cost of Sales. Cost of sales, as a percentage of sales and royalties, improved to 15% for the three months ended December 31, 2000 as compared to 21% for the prior year. This was due to a charge taken in the three months ended December 31, 1999 related to the write-off of ONCASPAR finished goods on hand and in the distribution pipeline. The write-off of ONCASPAR finished goods was attributable to the manufacturing problems previously discussed. The improvement in the current quarter was also due to royalties recognized on Schering-Plough's sales of PEG-INTRON. Schering-Plough bears all manufacturing costs related to PEG-INTRON.

Research and Development. Research and development expenses increased by 30% to $2,509,000 for the three months ended December 31, 2000 from $1,933,000 for the same period last year. The increase was due to increased payroll and related expenses related to increases in research personnel and increased contracted services related to Phase I clinical trials and pre-clinical studies for products under development, including PROTHECAN and PEG-paclitaxel. Research and development activities are expected to continue to increase significantly as we move PROTHECAN into Phase II clinical trials, we begin Phase I clinical trials for Peg-paclitaxel and additional compounds enter clinical trials.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 2000 decreased by 11% to $2,514,000, as compared to $2,810,000 in 1999. The decrease was primarily due to the timing of expenditures related to legal fees associated with patent filing and litigation costs.

Other Income/Expenses. Other income/expenses for the three months ended December 31, 2000 increased by $1,793,000 to $2,055,000, as compared to $262,000 for the prior year. This increase was due to an increase in interest income resulting from an increase in interest bearing investments.

Provision for taxes. We expect to be profitable for the year ending June 30, 2001, and accordingly we have recognized a tax provision for the three and six months ended December 31, 2000. The tax provision represents our anticipated Alternative Minimum Tax liability based on the fiscal 2001 taxable income.

Six months ended December 31, 2000 vs. Six months ended December 31, 1999

Revenues. Revenues for the six months ended December 31, 2000 increased by $4,514,000 to $11,193,000 as compared to $6,679,000 for the same period last year. The components of revenues are sales, which consist of our sales of products and royalties we earn on the sale of products by others, and contract revenues. Sales increased by 65% to $10,949,000 for the six months ended December 31, 2000, as compared to $6,617,000 for the prior year. The increase was due to the commencement of royalties earned on sales in Europe of PEG-INTRON, increased ONCASPAR revenue, and increased sales of ADAGEN. The increase in ONCASPAR sales was due to the lifting of FDA distribution and labeling restrictions which were in place during the prior year. ADAGEN sales increased by approximately 7%, resulting from an increase in patients receiving ADAGEN treatment. Net sales of ADAGEN, which we market, were $6,489,000 for the six months ended December 31, 2000 as compared to $6,042,000 for the six months ended December 31, 1999. We had export sales for ADAGEN and ONCASPAR of $2,423,000 for the six months ended December 31, 2000 and $2,007,000 for the six months ended December 31, 1999. Of these amounts, sales in Europe were $2,156,000 for the six months ended December 31, 2000 and $1,748,000 for the six months ended December 31, 1999.

Cost of Sales. Cost of sales, as a percentage of sales and royalties, improved to 17% for the six months ended December 31, 2000 as compared to 30% for the six months ended December 31, 1999. The improvement was primarily due to the prior year's write-off of ONCASPAR finished goods, related to the previously discussed manufacturing problems. The improvement was also due to royalties recognized on Schering-Plough's sales of PEG-INTRON. Schering-Plough bears all manufacturing costs related to PEG-INTRON.

Research and Development. Research and development expenses increased by 43% to $5,145,000 as compared to $3,590,000 for the six months ended December 31, 1999. The increase was due to increased payroll and related expenses related to increases in research personnel and increased contracted services related to the Phase I clinical trials and preclinical studies for products under development, including PROTHECAN and PEG-paclitaxel.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended December 31, 2000 increased by 9% to $5,588,000, as compared to $5,136,000 in the prior year. The increase was primarily due to increased ONCASPAR marketing and distribution costs and increased annual report costs.

Other Income/Expense. Other income/expense increased by $3,618,000 to $4,177.000, as compared to $559,000 for the prior year. The increase was due to increased interest income resulting from an increase in interest bearing investments.

Provision for taxes. We expect to be profitable for the year ending June 30, 2001, and accordingly we have recognized a tax provision for the three and six months ended December 31, 2000. The tax provision represents our anticipated Alternative Minimum Tax liability based on the fiscal 2001 taxable income.

Liquidity and Capital Resources

     Total cash reserves, including cash and interest bearing investments as of December 31, 2000 increased by $3,745,000 to $122,158,000, as compared to $118,413,000 as of June 30, 2000. The increase in total cash reserves was primarily the result of cash provided from the exercise of non-qualified stock options. We invest our excess cash in a portfolio of high-grade marketable securities and United States government-backed securities.

     To date, our sources of cash have been the proceeds from the sale of our stock through public offerings and private placements, sales of, and royalties on sales of, ADAGEN, ONCASPAR and PEG-INTRON, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances.

     Under our license agreement with Aventis, we received a payment of $3,500,000 in advance royalties in January 1995. Royalties due under the agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due Aventis under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability. The corresponding current portion of the advance is included in accrued expenses on the consolidated balance sheets. We will reduce the advance as royalties are recognized under the agreement. Through December 31, 2000, an aggregate of $4,307,000 in royalties payable by Aventis has been offset against the original credit.

     As of December 31, 2000, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The preferred shares outstanding at December 31, 2000 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of December 31, 2000, there were accrued and unpaid dividends totaling $152,000 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

     Our current sources of liquidity are cash, cash equivalents and interest earned on such cash reserves, sales of, and royalties earned on sales of, ADAGEN, ONCASPAR and PEG-INTRON, sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirement for the foreseeable future.

     We may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In accordance with the statement, the Company adopted FAS 133 as of July 1, 2000. The Company has reviewed FAS 133 and its operations relative to FAS 133 and concluded that it does not use derivative instrument. Accordingly the adoption of FAS 133 did not have an effect on the results of operations on the financial position of the Company.

     In April 2000, the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the term of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant effect on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statement". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and does not expect this SAB to have a material effect on the Company's results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities, and time deposits. All such instruments are classified as securities held to maturity. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at December 31, 2000 all of our holdings were in instruments maturing in three years or less.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2000.


                                  2001             2002            2003             Total          Fair Value
                                  ----             ----            ----             -----          ----------
  Fixed Rate                   $25,062,000     $66,053,000           -           $91,115,000      $92,133,000
  Average Interest Rate              6.30%           6.68%           -                 6.41%           -
  Variable Rate                     -            4,999,000       10,006,000       15,005,000       15,007,000
  Average Interest Rate             -                6.77%            6.96%            6.56%           -
                               ------------------------------------------------------------------------------
                               $25,062,000     $71,052,000      $10,006,000     $106,120,000     $107,140,000
                               ==============================================================================

PART II OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of stockholders was held on December 5, 2000.

     (b) The directors elected at the annual meeting were Randy H. Thurman and Dr. David W. Golde. The term of office as a director for each of Dr. Rosina B. Dixon, Peter G. Tombros, Robert LeBuhn, Rolf A. Classon and David S. Barlow continued after the annual meeting.

     (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below.

          (i) The stockholders voted 27,082,117 shares in favor and 354,520 shares withheld with respect to the election of Randy H. Thurman as a Class II director of the Company and 27,374,317 shares in favor and 62,320 shares withheld with respect to the election of Dr. David W. Golde as a Class II director of the Company. Broker non-votes were not applicable.

          (ii) The stockholders voted 25,315,742 shares in favor, 2,062,889 shares against and 58,006 abstained with respect to a proposal to approve amendments to the Company's Non-Qualified Stock Option Plan, as amended. Broker non-votes were not applicable.

          (iii) The stockholders voted 27,373,462 shares in favor and 27,834 against and 35,341 abstained with respect to a proposal to ratify the selection of KPMG LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2001. Broker non-votes were not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).



                                                                                          Page Number
                                                                                          or
       Exhibit                                                                            Incorporation
       Number     Description                                                             By Reference
       ------     -----------                                                             ------------
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

(b) Reports on Form 8-K.

On November 2, 2000, we filed with the Commission a Current Report on Form 8-K dated October 30, 2000, reporting that Schering-Plough had reported results of a pivotal Phase III clinical study at the Presidential Plenary Session of the 51st Annual Meeting of the American Association for the Study of Liver Diseases (AASLD) in Dallas.

On November 6, 2000, we filed with the Commission a Current Report on Form 8-K dated November 6, 2000, reporting the intent of Peter G. Tombros, our President and Chief Executive offer, to exercise options to acquire 300,000 shares of Enzon common stock, and his irrevocable instruction to his investment advisor to sell a portion of these shares over time.

On November 7, 2000, we filed with the Commission a Current Report on Form 8-K dated November 7, 2000, reporting the results from an ongoing Phase I clinical trial of PROTEHCAN(TM) (PEG-camptothecin) which were presented at the 11th NCI-EORTC-AACR Symposium on New Drugs in Cancer Therapy in Amsterdam.

On November 8, 2000, we filed with the Commission a Current Report on Form 8-K dated November 6, 2000, reporting the financial results from our first quarter of fiscal year 2001.

On December 19, 2000, we filed with the Commission a Current Report on Form 8-K dated December 18, 2000, reporting our submission of an Investigational New Drug
(IND) application to the Food and Drug Administration (FDA) for PEG-paclitaxel, a PEG-modified version of paclitaxel.

On December 21, 2000, we filed with the Commission a Current Report on Form 8-K dated December 20, 2000, reporting that the European Union's (EU) Committee for Proprietary Medicinal Products (CPMP) of the European Agency for the Evaluation of Medicinal Products (EMEA) had issued a positive opinion to Schering-Plough Corporation recommending approval of PEGINTRON(TM) (peginterferon alfa-2b) Injection and REBETOL(R) as combination therapy for the treatment of hepatis C.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENZON, INC.
                                   -----------
                                   (Registrant)



Date:  February 14, 2001           By:
                                      -------------------------------
                                   Peter G. Tombros
                                   President and Chief Executive
                                   Officer



                                   By:
                                      -------------------------------
                                   Kenneth J. Zuerblis
                                   Vice President, Finance,
                                   Chief Financial Officer
                                   (Principal Financial
                                   and Accounting Officer) and
                                   Corporate Secretary

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENZON, INC.
                                   -----------
                                   (Registrant)



Date:  February 14, 2001           By: /Peter G. Tombros
                                      ------------------------------------
                                   Peter G. Tombros
                                   President and Chief Executive
                                    Officer



                                   By: /Kenneth J. Zuerblis
                                      -------------------------------------
                                   Kenneth J. Zuerblis
                                   Vice President, Finance,
                                   Chief Financial Officer
                                   (Principal Financial
                                   and Accounting Officer) and
                                   Corporate Secretary