Form 10-Q
period 2001-03-31
ENZON INC
filed 2001-05-15
CIK 727510

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


For the Quarter Ended March 31, 2001                 Commission File No. 0-12957


                              [GRAPHIC] ENZON, INC.
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

Yes  [X]  No [_]


The number of shares of common stock, $.01 par value, outstanding as of May 7, 2001 was 41,889,169 shares.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                           ENZON, INC AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 2001 and June 30, 2000

                                                                         March 31,            June 30,
ASSETS                                                                      2001                2000
                                                                       ---------------------------------
                                                                        (unaudited)                  *
Current assets:
  Cash and cash equivalents                                              $25,796,640         $31,935,410
  Short-term investments                                                  55,389,813          16,986,278
  Accounts receivable                                                      7,234,469           5,442,455
  Inventories                                                              1,482,303             946,717
  Other current assets                                                     3,306,915           2,269,884
                                                                       -------------       -------------
     Total current assets                                                 93,210,140          57,580,744
                                                                       -------------       -------------
Property and equipment                                                    12,747,797          12,439,729
  Less accumulated depreciation and amortization                          10,412,249          10,650,859
                                                                       -------------       -------------
                                                                           2,335,548           1,788,870
                                                                       -------------       -------------
Other assets:
  Investments                                                             46,519,791          69,557,482
  Other assets, net                                                          832,563             426,731
  Patents, net                                                               791,962             898,423
                                                                       -------------       -------------
                                                                          48,144,316          70,882,636
                                                                       -------------       -------------
Total assets                                                            $143,690,004        $130,252,250
                                                                       =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $3,476,118          $2,465,360
  Accrued expenses                                                         3,795,276           5,706,811
                                                                       -------------       -------------
     Total current liabilities                                             7,271,394           8,172,171
                                                                       -------------       -------------
  Accrued rent                                                               588,057             607,914
  Royalty advance - Aventis                                                  694,815             510,001
                                                                       -------------       -------------
                                                                           1,282,872           1,117,915
                                                                       -------------       -------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares;
      issued and outstanding 7,000 shares at March 31, 2001
      and June 30, 2000 (liquidation preference aggregating
      $330,000 at March 31, 2001 and $319,000 at June 30, 2000)                   70                  70
  Common stock-$.01 par value, authorized 60,000,000 shares;
      issued and outstanding 41,889,169 shares at March
      31, 2001 and 40,838,115 shares at June 30, 2000                        418,892             408,381
  Additional paid-in capital                                             255,325,247         250,567,774
  Accumulated other comprehensive income                                   1,188,835                  --
  Accumulated deficit                                                   (121,797,306)       (130,014,061)
                                                                       -------------       -------------
Total stockholders' equity                                               135,135,738         120,962,164
                                                                       -------------       -------------
Total liabilities and stockholders' equity                              $143,690,004        $130,252,250
                                                                       =============       =============

*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           Three Months and Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                       Three months ended                  Nine months ended
                                                                   March 31,         March 31,          March 31,        March 31,
                                                                      2001             2000               2001             2000
                                                                  -----------------------------------------------------------------
Revenues:
  Net sales and royalties                                          $7,867,260        $4,708,391       $18,816,729       $11,325,294
  Contract revenue                                                  2,064,494         1,014,726         2,307,784         1,076,708
                                                                  -----------      ------------       -----------      ------------
     Total revenues                                                 9,931,754         5,723,117        21,124,513        12,402,002
                                                                  -----------      ------------       -----------      ------------
Costs and expenses:
  Cost of sales                                                       988,380         1,041,749         2,860,592         3,013,231
  Research and development expenses                                 3,684,268         1,921,442         8,829,537         5,511,694
  Selling, general and administrative expenses                      2,640,889         4,928,038         8,228,926        10,064,447
                                                                  -----------      ------------       -----------      ------------
     Total costs and expenses                                       7,313,537         7,891,229        19,919,055        18,589,372
                                                                  -----------      ------------       -----------      ------------
       Operating income (loss)                                      2,618,217        (2,168,112)        1,205,458        (6,187,370)
                                                                  -----------      ------------       -----------      ------------
Other income (expense)
  Interest and dividend income                                      2,255,642           483,335         6,420,343         1,082,557
  Interest expense                                                         --              (167)               --            (4,051)
  Other                                                                 1,483                --            13,352           (36,274)
                                                                  -----------      ------------       -----------      ------------
                                                                    2,257,125           483,168         6,433,695         1,042,232
                                                                  -----------      ------------       -----------      ------------

     Net income (loss) before taxes                                 4,875,342        (1,684,944)        7,639,153        (5,145,138)

       Income tax benefit                                             632,879                --           577,603                --
                                                                  -----------      ------------       -----------      ------------
     Net income (loss) after taxes                                 $5,508,221       ($1,684,944)       $8,216,756       ($5,145,138)
                                                                  ===========      ============       ===========      ============
Basic earnings (loss) per common share                                  $0.13            ($0.04)            $0.20            ($0.14)
                                                                  ===========      ============       ===========      ============
Weighted average basic number of common shares
 outstanding                                                       41,802,586        38,303,494        41,490,866        37,190,902
                                                                  ===========      ============       ===========      ============

Diluted earnings (loss) per common share                                $0.13            ($0.04)            $0.19            ($0.14)
                                                                  ===========      ============       ===========      ============

Weighted average diluted number of common shares                   43,718,044        38,303,494        43,509,342        37,190,902
 outstanding                                                      ============     ============       ===========      ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                     March 31,           March 31,
                                                                                        2001               2000
                                                                                   --------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                  $8,216,756         ($5,145,138)
  Adjustment for depreciation and amortization                                          414,487             365,142
  Loss on retirement of equipment                                                            22              36,274
  Amortization of bond premium/discount                                                (725,311)                 --
  Non-cash expense for issuance of common stock and stock options                            --             415,131
  Decrease in accrued rent                                                              (19,857)            (19,857)
  Increase in royalty advance - Aventis                                                   3,134              15,702
  Changes in operating assets and liabilities                                       (10,439,859)          6,001,497
                                                                                   ------------       -------------

     Net cash provided by (used in) provided by operating activities                 (2,550,628)          1,668,751
                                                                                   ------------       -------------

Cash flows from investing activities:
  Capital expenditures                                                                 (854,726)           (650,253)
  Proceeds from sale of investments                                                      19,600                  --
  Purchase of investments                                                           (41,009,000)                 --
  Maturities of investments                                                          33,488,000                  --
                                                                                   ------------       -------------

     Net cash used in investing activities                                           (8,356,126)           (650,253)
                                                                                   ------------       -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                        4,767,984         102,405,479

   Dividends paid on preferred stock                                                         --          (1,542,404)
                                                                                   ------------       -------------
      Net cash provided by financing activities                                       4,767,984         100,863,075
                                                                                   ------------       -------------
      Net (decrease) increase in cash and cash equivalents                           (6,138,770)        101,881,573
                                                                                   ------------       -------------
Cash and cash equivalents at beginning of period                                     31,935,410          24,673,636
                                                                                   ------------       -------------
Cash and cash equivalents at end of period                                          $25,796,640        $126,555,209
                                                                                   ============       =============

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In accordance with the statement, the Company adopted FAS 133 as of July 1, 2000. The Company has reviewed FAS 133 and its operations relative to FAS 133 and concluded that it does not use derivative instruments. Accordingly, the adoption of FAS 133 did not have an effect on the results of operations or the financial position of the Company.

     In April 2000, the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the term of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant effect on our financial position or results of operations.

     Contract   revenue  is  recorded  as  the  earnings  process  is  complete.
Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and does not expect this SAB to have a material effect on the Company's results of operations or financial position.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(2)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. There were no cash payments for interest during the nine months ended March 31, 2001. Cash payments for interest were approximately $4,000 for the nine months ended March 31, 2000. There were no income tax payments made for the nine months ended March 31, 2001 and 2000.

     During the quarter ended March 31, 2001, the Company changed its policy for investment securities from held-to-maturity to "available for sale". Accordingly, the Company recognized an unrealized gain on these investments of approximately $1,189,000, which is included as a component of stockholders' equity.

     There were no conversions of Series A Preferred Stock during the nine months ended March 31, 2001. During the nine months ended March 31, 2000, 80,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") were converted to 181,818 shares of Common Stock. Accrued dividends of $1,542,000 on the Series A Preferred Stock that was converted during the nine months ended March 31, 2000 were settled by a cash payment.


(3)  Comprehensive Income

The following table reconciles net income (loss) to comprehensive income (loss):

                                                 Three Months ended                         Nine Months ended
                                             March 31,          March 31,            March 31,          March 31,
                                               2001               2000                  2001              2000
                                            ------------------------------          ------------------------------
Net Income (Loss)                           $5,508,000         ($1,685,000)         $8,217,000         ($5,145,000)
Unrealized Gain on Securities                1,189,000                  --           1,189,000                  --
                                            ----------         -----------          ----------         -----------

Total Comprehensive Income (Loss)           $6,697,000         ($1,685,000)         $9,406,000         ($5,145,000)
                                            ==========         ===========          ==========         ===========



 (4)  Earnings (loss) Per Common Share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
(loss) available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of common stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and nine months ended March 31, 2001 the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents. The number of dilutive common stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method. For the three and nine months ended March 31, 2000, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation as the effect of their inclusion would be antidilutive due to the net loss recorded for those periods. As of March 31, 2001, the Company had 4,308,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations. The following table reconciles the basic and diluted earnings (loss) per share calculation:


                                                                  Three months ended                       Nine months ended
                                                              March 31,         March 31,             March 31,          March 31
                                                                2001               2000                 2001               2000
                                                            -------------------------------         -------------------------------
Net income (loss)                                            $5,508,000         ($1,685,000)         $8,217,000         ($5,145,000)
Less:  Preferred stock dividends                                  4,000              14,000              11,000             108,000
                                                            -----------        ------------         -----------        ------------

Net income (loss) available to
   common stockholders                                       $5,504,000         ($1,699,000)         $8,206,000         ($5,253,000)
                                                            ===========        ============         ===========        ============

Weighted average number of
   common shares issued and
   outstanding - basic                                       41,803,000          38,303,000          41,491,000          37,191,000
Effect of dilutive common stock
   equivalents:
       Conversion of preferred stock                             16,000                  --              16,000                  --
       Exercise of non-qualified
       stock options                                          1,899,000                  --           2,002,000                  --
                                                            -----------        ------------         -----------        ------------
                                                             43,718,000          38,303,000          43,509,000          37,191,000
                                                            ===========        ============         ===========        ============

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(5)  Inventories

     The composition of inventories at March 31, 2001 and June 30, 2000 is as follows:

                                                   March 31,            June 30,
                                                     2001                 2000
                                                     ----                 ----

Raw Materials                                      $  536,000           $283,000
Work in process                                       809,000            504,000
Finished goods                                        137,000            160,000
                                                   ----------           --------
                                                   $1,482,000           $947,000
                                                   ==========           ========


(6)  Non-Qualified Stock Option Plan

     During the nine months ended March 31, 2001, we issued 745,000 stock options at an average exercise price of $49.66 per share under our Non-Qualified Stock Option Plan, as amended, of which 300,000 were granted to the Company's three executive officers and 60,000 were granted to non-employee directors of the Company. None of the options granted during the period are exercisable as of March 31, 2001. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

(7)  Income Taxes

     The Company expects to be profitable for the year ending June 30, 2001, and accordingly has recognized a tax provision for the three and nine months ended March 31, 2001. The tax provision represents the Company's anticipated Alternative Minimum Tax liability based on the fiscal 2001 taxable income. The tax provision was offset by a sale of a portion of the Company's New Jersey state net operating losses. During March 2001, the Company sold approximately $833,000 of its state net operating loss carry forwards and recognized a tax benefit of $728,000 from this sale.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


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

(9)  Schering-Plough Agreement

     During the quarter ended March 31, 2001, the final milestone payment of $2,000,000 was received under the Company's licensing agreement with Schering-Plough related to the January 2001 U.S. Food and Drug Administration
(FDA) approval of PEG-INTRON(TM), as once-weekly monotherapy for the treatment of hepatitis C. Under the Company's licensing agreement with Schering-Plough, the Company is entitled to royalties on worldwide sales of PEG-INTRON(TM). During the quarter ended March 31, 2000, a $1,000,000 milestone payment was made by Schering-Plough as a result of the FDA's acceptance of Schering-Plough's U.S. marketing application for the use of PEG-INTRON in the treatment of chronic hepatitis C. These non-refundable milestone payments were recorded as contract revenue in the quarter received as the earnings process was complete when the payments were received.

     In March 2001, PEG-INTRON and REBETOL(R) (ribavirin, USP) received marketing authorization from the European Union's (EU) European Agency for the Evaluation of Medicinal Products (EMEA) as combination therapy for the treatment of hepatitis C. In February 2001, Schering-Plough submitted a supplemental Biologics License Application (sBLA) to the FDA seeking similar U.S. marketing approval of PEG-INTRON and REBETOL as combination therapy for the treatment of adult patients with hepatitis C. This application has received priority review status from the FDA.

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

Results of Operations

Three months ended March 31, 2001 vs. Three months ended March 31, 2000

Revenues. Revenues for the three months ended March 31, 2001 were $9,932,000, as compared to $5,723,000 for the three months ended March 31, 2000. Revenues consist of our sales of products and royalties we earn on the sale of our products by others, and contract revenues. Sales and royalties increased by 67% to $7,867,000 for the three months ended March 31, 2001, as compared to $4,708,000 for the three months ended March 31, 2000. The increase was due to the commencement of royalties on sales of PEG-INTRON(TM) in the U.S. and Europe and increased ONCASPAR sales. Schering-Plough, our marketing partner for PEG-INTRON, began selling PEG-INTRON in the European Union in June 2000 and in the U.S. in February 2001. PEG-INTRON received marketing approval as once-weekly monotherapy for the treatment of chronic hepatitis C in the European Union in May 2000 and in the U.S. in January 2001. In March 2001, the European Union also approved PEG-INTRON for use in combination with REBETOL(R) (Ribavrin, USP) for the treatment of hepatitis C.

     The increase in ONCASPAR sales was due to the lifting of FDA distribution and labeling restrictions, which were in place during the prior year. These restrictions were related to a previously disclosed manufacturing problem and resulted in the prior year's sales being lower than sales in the current period. During the quarter ended December 31, 2000, the FDA gave final approval to manufacturing changes which we made to correct these manufacturing problems, and all previously imposed restrictions have been lifted. This will allow for the resumption of normal distribution and labeling of this product by our marketing partner, Aventis Pharmaceuticals (formerly Rhone-Poulenc Rorer Pharmaceuticals, Inc.), which is expected to take place during the second half of calendar 2001. We expect to receive lower revenues from ONCASPAR sales in future quarters when Aventis resumes distribution of the product and our revenue stream reverts back to a 27.5% royalty rate on net sales. Net sales of ADAGEN were $3,307,000 for the three months ended March 31, 2001 and $3,277,000 for the three months ended March 31, 2000.

     We expect sales of ADAGEN to increase at rates comparable to those achieved during the last two years as additional patients are treated. We expect royalties on PEG-INTRON to increase in future quarters with increased availability of PEG-INTRON as combination therapy with REBETOL for hepatitis C. Schering-Plough is also conducting clinical trials for additional indications for PEG-INTRON. We cannot assure that any particular sales levels of ADAGEN, ONCASPAR or PEG-INTRON will be achieved or maintained.

     We had export sales and royalties recognized on export sales of $2,979,000 for the three months ended March 31, 2001 and $1,012,000 for the three months ended March 31, 2000. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $2,769,000 for the three months ended March 31, 2001 and $854,000 for the three months ended March 31, 2000.

     Contract revenues for the quarter ended March 31, 2001 increased by $1,050,000, as compared to the prior year. The increase in contract revenues was due to a $2,000,000 milestone payment from our development partner Schering-Plough, which was earned as a result of the FDA's approval of PEG-INTRON in January 2001. During the same period in the prior year a $1,000,000 milestone payment was recognized as a result of the FDA's acceptance in January 2000 of Schering-Plough's U.S. marketing application for the use of PEG-INTRON in the treatment of chronic hepatitis C.

Cost of Sales. Cost of sales, as a percentage of net sales and royalties, improved to 13% for the three months ended March 31, 2001, as compared to 22% for the same period in the prior year. The improvement was primarily due to the royalties recognized on Schering-Plough's sales of PEG-INTRON. Schering-Plough bears all manufacturing costs related to PEG-INTRON.

Research and Development. Research and development expenses increased by $1,763,000 to $3,684,000 for the three months ended March 31, 2001 from
$1,921,000 for the same period last year. The increase was due to increased payroll and related expenses due to increases in research personnel and increased contracted services related to Phase I clinical trials and pre-clinical studies for products under development, including PROTHECAN(R) (PEG-camptothecin) and PEG-paclitaxel. Research and development activities are expected to continue to increase significantly as we move PROTHECAN into Phase II clinical trials, we begin Phase I clinical trials for PEG-paclitaxel, and additional compounds enter clinical trials.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses for the three months ended March 31, 2001 decreased by $2,287,000 to $2,641,000, as compared to $4,928,000 in 2000. The decrease was primarily due to the recording of a net charge of $2,579,000 during the prior year, which was the result of a binding arbitration award related to a lawsuit brought by a former financial advisor. The decrease was partially offset by increased legal fees associated with patent filings and litigation costs.

Other income/expense. Other income/expense was $2,257,000, as compared to $483,000 for the same period in the prior year. The increase in other income/expense is attributable to an increase in interest income as a result of an increase in interest bearing investments.

Provision for taxes. We expect to be profitable for the year ending June 30, 2001, and accordingly we have recognized a tax provision for the three months ended March 31, 2001. The tax provision represents our anticipated Alternative Minimum Tax liability based on the fiscal 2001 taxable income. The tax provision was offset by the sale of a portion of our net operating losses for the state of New Jersey. During March 2001, we sold approximately $833,000 of our state net operating loss carry forwards and recognized a tax benefit of $728,000 from this sale.

Nine months ended March 31, 2001 vs. Nine months ended March 31, 2000

Revenues. Revenues for the nine months ended March 31, 2001 increased by $8,723,000 to $21,125,000 as compared to $12,402,000 for the same period last year. Revenues consist of sales of our products and royalties on the sale of these products by others, and contract revenues. Sales and royalties increased by 66% to $18,817,000 for the nine months ended March 31, 2001, as compared to $11,325,000 for the prior year. The increase was due to the commencement of royalties on sales of PEG-INTRON in the U.S. and Europe and increased ONCASPAR sales. Schering-Plough, our marketing partner for PEG-INTRON, began selling PEG-INTRON in the European Union in June 2000 and in the U.S. in February 2001. The increase in ONCASPAR sales was due to the lifting of FDA distribution and labeling restrictions which were in place during the prior year.

     Net sales of ADAGEN, which we market, were $9,796,000 for the nine months ended March 31, 2001 and $9,319,000 for the nine months ended March 31, 2000.

     We had export sales and royalties recognized on export sales of $6,669,000 for the nine months ended March 31, 2001 and $3,018,000 for the nine months ended March 31, 2000. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $6,148,000 for the nine months ended March 31, 2001 and $2,602,000 for the nine months ended March 31, 2000.

     Contract revenues increased by $1,231,000 to $2,308,000 for the nine months ended March 31, 2001, as compared to $1,077,000 for the prior year's period. The increase in contract revenues was due to a $2,000,000 milestone payment from our development partner Schering-Plough, which was earned as a result of the FDA's approval of PEG-INTRON in January 2001. During the same period in the prior year a $1,000,000 milestone payment was recognized as a result of the FDA's acceptance in January 2000 of Schering-Plough's U.S. marketing application for the use of PEG-INTRON in the treatment of chronic hepatitis C.

Cost of Sales. Cost of sales, as a percentage of net sales and royalties, improved to 15% for the nine months ended March 31, 2001, as compared to 27% for the same period in the prior year. The improvement was primarily due to the royalties recognized on Schering-Plough's sales of PEG-INTRON. Schering-Plough bears all manufacturing costs related to PEG-INTRON. The improvement was also due to the prior year's write-off of ONCASPAR finished goods related to the previously discussed manufacturing problems.

Research and Development. Research and development expenses increased by $3,318,000 to $8,830,000 for the nine months ended March 31, 2001 from
$5,512,000 for the same period in the prior year. The increase was due to increased payroll and related expenses due to increases in research personnel and increased contracted services related to Phase I clinical trials and pre-clinical studies for products under development, including PROTHECAN (PEG-camptothecin) and PEG-paclitaxel.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2001 decreased by $1,835,000 to $8,229,000, as compared to $10,064,000 in 2000. The decrease was primarily due to prior year's net charge recorded of $2,579,000 in the prior year, which was the result of a binding arbitration award related to a lawsuit brought by a former financial advisor. The decrease was partially offset by increased legal fees associated with patent filings and litigation costs.

Other income/expense. Other income/expense for the nine months ended March 31, 2001 was $6,434,000, as compared to $1,042,000 for the same period in the prior year. The increase in other income/expense is attributable to an increase in interest income as a result of an increase in interest bearing investments.

Provision for taxes. We expect to be profitable for the year ending June 30, 2001, and accordingly we have recognized a tax provision for the nine months ended March 31, 2001. The tax provision represents our anticipated Alternative Minimum Tax liability based on the fiscal 2001 taxable income. The tax provision was offset by the sale of a portion of our net operating losses for the state of New Jersey. During March 2001, we sold approximately $833,000 of our state net operating loss carry forwards and recognized a tax benefit of $728,000 from this sale.

Liquidity and Capital Resources

     Total cash reserves, including cash and cash equivalents, as of March 31, 2001 were $127,660,000, as compared to $118,413,000 as of June 30, 2000. The increase in total cash reserves was primarily the result of cash provided from the exercise of non-qualified stock options. We invest our excess cash in a portfolio of high-grade marketable debt securities and United States government-backed securities.

     To date, our sources of cash have been the proceeds from the sale of our stock through public offerings and private placements, sales of and royalties on sales of, ADAGEN, ONCASPAR, and PEG-INTRON, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances.

     Under our amended license agreement with RPR, we received a payment of $3,500,000 in advance royalties in January 1995. Royalties due under the amended license agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due RPR under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability. The corresponding current portion of the advance is included in accrued expenses on the consolidated balance sheets. We will reduce the advance as royalties are recognized under the agreement. Through March 31, 2001, an aggregate of $4,307,000 in royalties payable by RPR has been offset against the original credit.

     As of March 31, 2001, 1,043,000 shares of Series A Preferred Stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A Preferred Stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The preferred shares outstanding at March 31, 2001 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A Preferred Stock at a rate of $14,000 per year. As of March 31, 2001, there were accrued and unpaid dividends totaling $154,000 on the 7,000 shares of Series A Preferred Stock outstanding. We have the option to pay these dividends in either cash or common stock.

     Our current sources of liquidity are cash, cash equivalents and interest earned on such cash reserves, sales of, and royalties on sales of, ADAGEN, ONCASPAR, and PEG-INTRON, and sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirements for the foreseeable future.

     We may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

New Accounting Pronouncement

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statement". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and does not expect the adoption of this SAB to have a material effect on the Company's results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities, and time deposits. All such instruments are classified as available for sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholder's equity. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at March 31, 2001 all of our holdings were in instruments maturing in three years or less.

The table below presents the principal amounts and related weighted average interest rates by fiscal year of maturity for our investment portfolio as of March 31, 2001.

                                          2001            2002            2003            2004           Total           Fair Value
                                          ----            ----            ----            ----           -----           ----------
Fixed Rate                            $ 9,838,000     $60,622,000     $11,224,000     $ 10,237,000     $ 91,921,000     $ 93,119,000
Average Interest Rate                        5.81%           6.71%           5.02%            7.21%            6.46%            --
Variable Rate                                --         4,999,000      10,005,000             --         15,004,000       14,994,000
Average Interest Rate                        --              6.77%           6.96%            --               6.90%            --
                                      -----------     -----------     -----------     ------------     ------------     ------------
                                      $ 9,838,000     $65,621,000     $21,229,000     $ 10,237,000     $106,925,000     $108,113,000
                                      ===========     ===========     ===========     ============     ============     ============

Item 5. Other Information

On February 22, 2001, the Company's Board of Directors elected Jeffrey McGuire, Ph.D. as an executive officer of the Company. Dr. McGuire serves as the Company's Vice President, Research and Development and Chief Scientific Officer.

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

(b) Reports on Form 8-K.

On January 22, 2001 we filed with the Commission a Current Report on Form 8-K dated January 22, 2001 reporting that Schering-Plough Corporation received U.S. Food and Drug Administration (FDA) approval for PEG-INTRON(TM) (peginterferon alfa-2b) Powder for Injection as once-weekly monotherapy for the treatment of chronic hepatitis C in patients not previously treated with alpha interferon who have compensated liver disease and are at least 18 years of age.

On February 6, 2001 we filed with the Commission a Current Report on Form 8-K dated February 6, 2001 reporting that Schering-Plough submitted a supplemental Biologics License Application (sBLA) to the U.S. FDA seeking marketing approval for PEG-INTRON Powder for Injection for use in combination therapy with REBETOL Capsules for the treatment of chronic hepatis C in patients not previously treated with interferon alpha who have compensated liver disease and are at least 18 years of age.

On February 16, 2001 we filed with the Commission a Current Report on Form 8-K dated February 7, 2001 reporting the Company's financial results for the second quarter of fiscal year 2001.

On February 16, 2001, we filed with the Commission a Current Report on Form 8-K dated February 16, 2001 reporting the following Company statement:
"PEG-INTRON(TM) and INTRON(R)A are manufactured at Schering-Plough's biotechnology manufacturing facility in County Cork (Brinny), Ireland". The statement pertained to Schering-Plough Corporation's announcement on manufacturing issues as a result of FDA inspections at its New Jersey and Puerto Rico facilities.

On March 26, 2001 we filed with the Commission a Current Report on Form 8-K dated March 23, 2001 reporting that Schering-Plough Corporation was notified verbally by the FDA that priority review status was assigned to Schering-Plough's sBLA Application seeking marketing approval for PEG-INTRON for use in combination therapy with REBETOL. Priority review status provides for FDA action within six months from the date of receipt of the application.

On March 30, 2001 we filed with the Commission a Current Report on Form 8-K dated March 28, 2001 reporting that Schering-Plough was informed that the European Union (EU) granted centralized marketing authorization to PEGINTRON Injection and REBETOL Capsules as combination therapy for the treatment of both relapsed and naive (previously untreated) adult patients with histologically proven chronic hepatitis C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENZON, INC.
                                            (Registrant)


Date: May 15, 2001                          By: /Peter G. Tombros
                                               ---------------------------------
                                            Peter G. Tombros
                                            President and Chief Executive
                                             Officer



                                            By: /Kenneth J. Zuerblis
                                               ---------------------------------
                                            Kenneth J. Zuerblis
                                            Vice President, Finance,
                                            Chief Financial Officer and
                                            Corporate Secretary
                                            (Principal Financial
                                            and Accounting Officer)