Form 10-K
period 2001-06-30
ENZON INC
filed 2001-09-28
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                                  -------------


                                                             Commission
For the fiscal year ended June 30, 2001                      File Number 0-12957


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on September 20, 2001 was approximately $1,933,080,976. There is no market for the Series A Cumulative Convertible preferred stock, the only other class of stock outstanding.

     As of September 20, 2001, there were 42,202,109 shares of Common Stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page 45.

                       Documents Incorporated by Reference

     The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 4, 2001, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                   ENZON, INC.

                          2001 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business                                                              3
Item 2.  Properties                                                           22
Item 3.  Legal Proceedings                                                    22
Item 4.  Submission of Matters to a Vote of Security Holders                  23

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
               Related Stockholder Matters                                    24
Item 6.  Selected Financial Data                                              26
Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            26
Item 7a. Quantitative and Qualitative Disclosures About
               Market Risk                                                    43
Item 8.  Financial Statements and Supplementary Data                          43
Item 9.  Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                            43

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   44
Item 11. Executive Compensation                                               44
Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                                 44
Item 13. Certain Relationships and Related Transactions                       44

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                    45

ADAGEN(R), ONCASPAR(R) and PROTHECAN(R) are our registered trademarks. Other trademarks and trade names used in this annual report are the property of their respective owners.

Information contained in this Annual Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the section entitled Risk Factors, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

PEG Products

     PEG-INTRON(TM) is a PEG-enhanced version of Schering-Plough's alpha-interferon product, INTRON(R) A. We have designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy as compared to INTRON A. Our worldwide partner for PEG-INTRON, Schering-Plough, received approval for the treatment of adult patients with chronic hepatitis C in May 2000 in the European Union and in January 2001 in the United States. PEG-INTRON was also recently approved in the European Union and the United States for use in combination with REBETOL(R) (ribavirin, USP) Capsules for the treatment of chronic hepatitis C in adult patients not previously treated with alpha-interferon. A Phase III clinical trial is also being conducted for PEG-INTRON for the treatment of malignant melanoma, and earlier stage clinical trials of PEG-INTRON are being conducted for other indications, including HIV. Schering-Plough's worldwide sales of INTRON A, REBETRON(TM) Combination Therapy and PEG-INTRON for all indications in 2000 totaled $1.4 billion.

     PROTHECAN(R) is a PEG-enhanced version of camptothecin, a compound in the class of molecules called topoisomerase I inhibitors. Camptothecin has been shown in clinical testing to be potent against certain tumor types, but it possesses limited clinical utility due to significant side effects and poor solubility. We have shown in pre-clinical studies that PROTHECAN preferentially accumulates in tumors and has better efficacy compared to camptothecin as well as other topoisomerase I inhibitors. In July 2001, we initiated a Phase II clinical trial of PROTHECAN in patients with small-cell lung cancer.

     PEG-paclitaxel is a PEG-modified version of paclitaxel. We have designed PEG-paclitaxel to be delivered without the need for solubilizing agents or premedications and to be more efficacious than TAXOL(R) (paclitaxel). We filed an Investigational New Drug, or IND, application with the FDA for PEG-paclitaxel in December 2000. In May 2001, we initiated the patient dosing in a Phase I clinical trial for PEG-paclitaxel. The trial is designed to determine the safety, tolerability and pharmacology of PEG-paclitaxel in patients with advanced solid tumors and lymphomas.

     We have commercialized two additional products based on our PEG technology:
ADAGEN(R) for the treatment of a congenital enzyme deficiency disease called Severe Combined Immunodeficiency Disease, or SCID, and ONCASPAR(R) for the treatment of acute lymphoblastic leukemia. Each of these products is a PEG-enhanced version of a naturally occurring enzyme. Both products have been on the market for several years and have demonstrated the safe and effective application of our PEG technology.

Single-Chain Antibodies

     SCAs are genetically engineered proteins which possess the binding specificity and affinity of monoclonal antibodies and are designed to expand on the therapeutic and diagnostic applications possible with monoclonal antibodies. Preclinical studies have shown that SCAs allow for greater tissue penetration and faster clearance from the body. We believe that we possess strong intellectual property in the area of

SCAs. The most clinically advanced SCA based on our technology is being developed by one of our licensees, Alexion Pharmaceuticals, for complications arising during cardiopulmonary bypass surgery, for which a Phase IIb clinical trial has been completed, and myocardial infarction, for which Phase II clinical trials are ongoing.

Strategy

     To further realize the potential value of our PEG and SCA technologies, we intend to pursue the following strategic initiatives:

     o continue to identify proteins and small molecules of known therapeutic value that we believe can be improved by our PEG technology and develop PEG-enhanced versions of such compounds;

     o acquire technologies and companies which are complementary to our technologies and clinical focus;

     o enter into license agreements with third parties to apply our PEG technology to their existing compounds; and

     o advance our SCA technology through in-licensing, collaborations and entering into license agreements with third parties.

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

     These advantages include:

          o    extended circulating life,

          o    lower toxicity,

          o    increased drug stability, and

          o    enhanced drug solubility.

                               [GRAPHIC OMITTED]

                     A depiction of a PEG-enhanced molecule.

     For many years, we have applied our PEG technology to enhance the pharmacologic characteristics of potential or existing protein therapeutics. When we modify proteins with our PEG technology, it often causes these proteins to have properties, such as improved circulating life and reduced toxicities that significantly improve their therapeutic performance. In some cases, PEG can render a protein therapeutically effective, where the unmodified form had been ineffective. For example, proteins are often limited in their use as therapeutics because they frequently induce an immunologic response. When PEG is attached, it disguises the compound and reduces recognition by the patient's immune system. As a result, many of the favorable characteristics listed above are achieved. Given such improvement, frequency of dosing can be reduced without diminishing potency and the delay in clearance can achieve an improved therapeutic effect due to the prolonged exposure to the protein.

     We have developed a next generation PEG technology that allows us to apply PEG to small molecules. We are currently applying this technology to develop PEG-enhanced versions of anti-cancer compounds. Like proteins, many anti-cancer compounds of potentially significant therapeutic value possess undesired pharmacologic characteristics such as toxicity, poor solubility, and limited half-life. The attachment of PEG to anti-cancer compounds not only disguises the molecule, thereby lowering potential immunogenicity and extending its circulatory life, but also greatly increases the solubility of these compounds. We attach PEG to anti-cancer compounds by means of a covalent bond that is designed to temporarily inactivate the compound, and then deteriorate over time, releasing the compound in the proximity of targeted tissue. By inactivating and then reactivating the compound in the body we create a Pro Drug version of such compounds. These attributes may significantly enhance the therapeutic value of new chemicals, drugs already marketed by others and off-patent drugs with otherwise limited utility. We believe that this technology has broad usefulness and that it can be applied to a wide range of small molecules, such as:

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

PEG Products

  PEG-INTRON

     PEG-INTRON is a PEG-enhanced version of Schering-Plough's recombinant alpha-interferon product called INTRON A. We have modified the INTRON A compound by attaching PEG to it, to allow for less frequent dosing and to yield greater efficacy as compared to unmodified INTRON-A. We have developed PEG-INTRON in conjunction with Schering-Plough. Schering-Plough currently markets

INTRON A for 16 major antiviral and oncology indications worldwide. The largest indication for INTRON A is hepatitis C. INTRON A is also used to treat certain types of cancer. Our worldwide partner for PEG-INTRON, Schering-Plough, received approval for the treatment of adult patients with chronic hepatitis C in May 2000 in the European Union and in January 2001 in the United States. PEG-INTRON was also recently approved in the United States and the European Union for use in combination with REBETOL (ribavirin, USP) Capsules for the treatment of chronic hepatitis C in adult patients not previously treated with alpha-interferon. A clinical trial is being conducted for PEG-INTRON as combination therapy with REBETOL in patients with chronic hepatitis C who did not respond to or had relapsed following previous interferon-based therapy. A Phase III clinical trial is also being conducted for PEG-INTRON for the treatment of malignant melanoma and earlier stage clinical trials of PEG-INTRON are being conducted for other indications, including HIV. Schering-Plough's worldwide sales of INTRON A, REBETRON Combination Therapy and PEG-INTRON for all indications in 2000 totaled $1.4 billion.

     Hepatitis C

     According to an article published in the New England Journal of Medicine, approximately 3.9 million people in the United States are infected with the hepatitis C virus. Approximately 2.7 million of these people are characterized as having chronic hepatitis C infection. We believe that the number of people infected with the hepatitis C virus in Europe is comparable to that in the United States. According to the World Health Organization, there were approximately 170 million chronic cases of hepatitis C worldwide. A substantial number of people in the United States who were infected with hepatitis C more than 10 years ago are thought to have contracted the virus through blood transfusions. Prior to 1992, the blood supply was not screened for the hepatitis C virus. In addition, the majority of people infected with the virus are thought to be unaware of the infection because the hepatitis C virus can incubate for up to 10 years before patients become symptomatic. We estimate that only 10 to 15 percent of patients with hepatitis C have been treated.

     The current standard of care for hepatitis C infection is alpha-interferon administered three times per week for one year in combination with ribavirin, another antiviral drug. The alpha-interferon plus ribavirin therapy was approved in the United States for the treatment of hepatitis C in December 1998. Prior to such approval, hepatitis C infection was typically treated with alpha-interferon alone. In clinical studies, alpha-interferon stand-alone therapy for 48 weeks has reduced viral loads below the detectable levels in 10% to 15% of patients treated. In clinical studies, alpha-interferon plus ribavirin in combination therapy has reduced viral loads below detectable levels in 31% to 38% of patients treated. The clinical efficacy of alpha-interferon, both as a stand-alone or combination therapy, has been limited by serious side effects, which include flu-like symptoms, gastro-intestinal disorders and depression, in addition to undesirable dosing requirements. The requirement of three times per week dosing for the treatment of hepatitis C has also limited patient compliance.

     Schering-Plough reported the following results of clinical trials conducted with PEG-INTRON for the treatment of hepatitis C. In a clinical study comparing PEG-INTRON to INTRON A as stand-alone therapy, 24% of patients treated with PEG-INTRON had sustained virologic response at the end of the 24 week follow-up period following completion of 48 weeks of therapy, compared to 12% of patients treated with INTRON A who had sustained virologic response. Sustained virologic response is the reduction of viral loads below detectable levels. In a clinical study comparing PEG-INTRON plus REBETOL to REBETRON Combination Therapy containing REBETOL Capsules and INTRON A, when analyzed based upon optimal body weight dosing, 61% of patients treated with PEG-INTRON plus REBETOL had sustained virologic response compared to 47% of patients treated with REBETRON combination therapy who had sustained virologic response. When the results of this clinical trial were analyzed without using optimal body weight dosing, 54% of the patients treated with PEG-INTRON plus REBETOL had sustained virologic response compared to 47% of patients treated with REBETRON who had sustained virologic response. Of the patients in this study who received at least 80% of their treatment of PEG-INTRON plus REBETOL, 72% had sustained virologic response compared to sustained virologic response in 46% of patients who received less than 80% of their treatment.

     Under our licensing agreement with Schering-Plough, we earned milestone payments and will earn royalties on worldwide sales of PEG-INTRON. We received a $1.0 million milestone payment based on the FDA's acceptance in February 2000 of Schering-Plough's U.S. marketing application for the use of PEG-INTRON in the treatment of hepatitis C. We received a final $2.0 million milestone payment based on the FDA's approval of PEG-INTRON in January 2001. Schering-Plough is responsible for all marketing and development activities for PEG-INTRON.

     Cancer

     INTRON A is also used in the treatment of cancer. Of the 16 indications for which INTRON A is approved throughout the world, 12 are cancer indications. Currently, INTRON A is approved in the U.S. for three cancer indications and used in some cases for other indications on an off-label basis.

     INTRON A may be prescribed in the U.S. for the treatment of late stage malignant melanoma, follicular NHL (low grade), chronic myelogenous leukemia and AIDS-related Kaposi's sarcoma.

     In June 2001, we reported that Schering-Plough completed its Phase III study comparing PEG-INTRON to INTRON A in patients with newly diagnosed chronic myelogenous leukemia, or CML. In this study, PEG-INTRON administered once weekly demonstrated clinical comparability to INTRON A administered daily, with a comparable safety profile. Despite demonstrating clinical comparability, the efficacy results for PEG-INTRON did not meet the protocol-specified statistical criteria for non-inferiority, the primary endpoint of the study. The major cytogenic response rates at month 12 for both PEG-INTRON and INTRON A were similar to those previously reported in the literature for alpha interferon. The results of this Phase III study have not yet been presented or published, and are not publicly available at this time.

     In addition to conducting this Phase III study of PEG-INTRON in CML, Schering-Plough has advised us that it is working with independent investigators to research initiatives with PEG-INTRON in oncology indications through a comprehensive medical affairs program. This program includes ongoing studies with PEG-INTRON in high-risk melanoma, myeloma and non-Hodgkin's lymphoma, both as monotherapy and in combination with other agents. A Phase III clinical trial of PEG-INTRON for high-risk malignant melanoma is ongoing.

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

  PROTHECAN

     PROTHECAN is a PEG-enhanced version of a small molecule called camptothecin, which is an anticancer compound in the class of drugs called topoisomerase I inhibitors. Camptothecin, which was originally developed at the National Institutes of Health and is now off patent, is believed to be a potent topoisomerase I inhibitor.

     For many years camptothecin has been known to be a very effective oncolytic agent but its drug delivery problems have limited its use. Two camptothecin derivatives, topotecan and irinotecan, have been approved by the FDA for the treatment of small-cell lung, ovarian and colorectal cancers. While these two new products are more soluble than camptothecin, their efficacy rate is relatively low. Despite their limitations, these two products together achieved 2000 worldwide sales of approximately $700 million.

     We believe that by adjusting the way PEG is covalently attached to camptothecin, the PEG attachment can be used to inactivate the compound's toxic mechanism, which allows it to circulate in the bloodstream for longer periods of time. This allows the compound to accumulate in the proximity of tumor sites. Preliminary animal tests have shown that camptothecin modified with our PEG technology preferentially accumulates in tumors and has better efficacy compared to camptothecin, as well as other topoisomerase I inhibitions. The covalent bond used in PROTHECAN to attach PEG to the camptothecin is designed to deteriorate over time, resulting in the PEG falling off and allowing the compound once again to become active.

     We are currently conducting a Phase II clinical trial of PROTHECAN in small cell lung cancer and expect to inititate additional Phase II clinical trials in non-small cell lung, pancreatic and gastric cancers.

  PEG-paclitaxel

     PEG-paclitaxel is a PEG-modified version of paclitaxel formulated for ease of administration. TAXOL (paclitaxel) is a powerful chemotherapeutic agent with delivery limitations. It is used to treat various types of cancers, including ovarian, breast, non-small cell lung, and AIDS-related Kaposi's sarcoma. In 2000, sales of TAXOL were reported to be approximately $1.6 billion. Using our proprietary PEG technology, our scientists have modified paclitaxel through the chemical attachment of PEG using a linker designed to deteriorate over time, giving PEG-paclitaxel prodrug attributes. We designed PEG-paclitaxel to be delivered without the need for solubilizing agents or premedications and to be more efficacious than TAXOL. TAXOL, a commercial formulation of paclitaxel, contains the solubilizing agent CREMOPHOR and patients are required to take premedications prior to treatment to reduce the potential for adverse reactions, which may be caused by CREMOPHOR.

     In May 2001, we initiated the patient dosing in a Phase I clinical trial for PEG-paclitaxel. The trial is designed to determine the safety, tolerability and pharmacology of PEG-paclitaxel in patients with advanced solid tumors and lymphomas.

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

     The adenosine deaminase or the ADA enzyme in ADAGEN is obtained from bovine intestine. We purchase this enzyme from the world's only FDA-approved supplier which, until recently, has obtained it from cattle of German origin. Bovine spongiform encephalopathy (BSE or mad cow disease) has been detected in cattle herds in the United Kingdom and more recently, in other European countries. In November 2000, BSE was identified for the first time in cattle in Germany. There is evidence of a link between the agent that causes BSE in cattle and a new variant form of Creutzfeld-Jakob disease or nvCJD in humans. The ADA that has been used in ADAGEN and will be used through early 2002, is derived from bovine intestines harvested prior to November 2000, when herds were identified in Germany as BSE-free. The BSE agent has not been detected in the herds from which ADA was derived for ADAGEN and we have no reason to believe that these herds were infected with that agent. Based upon the timing of the harvest of the intestines, the use of certain purification steps taken in the manufacture of ADAGEN and from our analysis of relevant information concerning this issue, we consider the risk of product contamination to be extremely low. However, the lengthy incubation period of BSE and the absence of a validated test for the BSE agent in pharmaceutical products makes it impossible to be absolutely certain that ADAGEN is free of the agent that causes nvCJD. To date, cases of nvCJD have been rare in the United Kingdom, where large numbers of BSE-infected cattle are known to have entered the human food chain. To date, no cases of nvCJD have been linked to ADAGEN or, to our knowledge, any other pharmaceutical product, including vaccines manufactured using bovine derived materials from countries where BSE has been detected.

     We have been in discussions with the FDA concerning our continued distribution of ADAGEN. Given the significant benefit to the patients who take this product and the likely significant adverse consequences to these patients if this product were not available, we have agreed with the FDA to continue to distribute the product. In order to avoid any potential BSE-related risk from ADAGEN and to be consistent with recommendations from the FDA, our supplier has secured a new source of bovine intestines from New Zealand, which has no confirmed cases of BSE. We are working closely with our supplier to expedite the delivery of ADA from New Zealand herds, but do not anticipate being able to supply ADAGEN derived from this source until early in 2002. In the longer term, we are pursuing development of a recombinant form of human ADA, but a product based on this technology will not be available for several years, if ever.

     We  are  marketing   ADAGEN  on  a  worldwide  basis.  We  utilize  outside
distributors in certain territories including the United States, Europe and Japan. Currently, 69 patients in twelve countries are receiving ADAGEN therapy. We believe many newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for ADAGEN on new patient identification. Our sales of ADAGEN for the fiscal years ended June 30, 2001, 2000 and 1999 were $13.4 million, $12.2 million and $11.2 million respectively.

  ONCASPAR

     ONCASPAR, our second FDA-approved product, is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase. It is currently approved in the United States, Canada and Germany, and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive, or allergic, to native, or unmodified, forms of L-asparaginase. Aventis Pharmaceuticals (formerly Rhone-Poulenc Rorer Pharmaceuticals) has the exclusive license to market ONCASPAR in the U.S. and Canada, and MEDAC GmbH has the exclusive right to market ONCASPAR in Europe.

     L-asparaginase is an enzyme, which depletes the amino acid asparagine upon which certain leukemic cells are dependent for survival. Other companies market unmodified L-asparaginase in the United States for pediatric acute lymphoblastic leukemia and in Europe to treat adult acute lymphoblastic leukemia and non-Hodgkin's lymphoma, as well as pediatric acute lymphoblastic leukemia.

     The therapeutic value of unmodified L-asparaginase is limited by its short half-life, which requires every-other-day injections, and its propensity to cause a high incidence of allergic reactions. We believe that ONCASPAR offers significant therapeutic advantages over unmodified L-asparaginase. ONCASPAR has a significantly increased half-life in blood, allowing every-other-week administration, and it causes fewer allergic reactions. Based upon the current use of unmodified L-asparaginase, we believe that

ONCASPAR may potentially be used in other cancer indications, including lymphoma.

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

                               [GRAPHIC OMITTED]

   Comparison of a standard monoclonal antibody and a single-chain antibody.

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

     One of our licensees, Alexion Pharmaceuticals, Inc., is developing an SCA directed against complement protein C5, which is a component of the body's normal defense against foreign pathogens. Inappropriate complement activation during cardiopulmonary bypass and myocardial infarction can lead to clinical problems. In Phase I trials during cardiopulmonary bypass, this SCA improved cardiac and neurological function and reduced blood loss. Alexion reported that it and its partner, Procter & Gamble, completed a Phase IIb study to evaluate this SCA in patients undergoing cardiopulmonary bypass surgery and are currently conducting two additional 1,000 patient Phase II trials to evaluate this SCA in heart attack patients. This product has been given fast track review status by the FDA for bypass surgery.

  Internal Development

     Internally, our research staff is currently working on a SCA protein candidate, as well as evaluating the feasibility of partnering with other companies that are currently developing SCA proteins that are already in clinical development. We are also developing new technology which combines our proprietary SCA and PEG technologies. We have shown that it is possible to increase the half life of an SCA, by a factor of two to twenty-fold, by attaching PEG to it.

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

  Schering-Plough Agreement

     In November 1990, we entered into an agreement with Schering-Plough. Under this agreement, Schering-Plough agreed to apply our PEG technology to develop a modified form of Schering-Plough's INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing and manufacturing the product worldwide on an exclusive basis and we will receive royalties on worldwide sales of PEG-INTRON for all indications. The royalty percentage to which we are entitled will be lower in any country where a pegylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON, where such third party is not Hoffmann-La Roche.

     In June 1999, we amended our agreement with Schering-Plough, which resulted in an increase in the effective royalty rate that we receive for PEG-INTRON sales. In exchange, we relinquished our option to retain exclusive U.S. manufacturing rights for this product. In addition, we granted Schering-Plough a non-exclusive license under some of our PEG patents relating to Branched or U-PEG technology. This license gives Schering-Plough the ability to sublicense rights under these patents to any party developing a competing interferon product. During August 2001, Schering-Plough, pursuant to a cross license agreement entered into as part of the settlement of certain patent lawsuits, granted Hoffmann-La Roche a sublicense under our Branched PEG patents to allow Hoffmann-La Roche to make, use, and sell its pegylated alpha-interferon product, PEGASYS.

     In February 2000, we earned a $1.0 million milestone payment when the FDA accepted the marketing application for PEG-INTRON filed by Schering-Plough and in January 2001 we earned a final $2.0 million milestone payment upon the FDA's approval of PEG-INTRON. Schering-Plough's obligation to pay us royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent of ours to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country.

     Schering-Plough has the right to terminate this agreement at any time if we fail to maintain the requisite liability insurance of $5,000,000.

  Aventis License Agreements

     We have entered into a license agreement with Aventis Pharmaceuticals (formerly Rhone-Poulenc

Rorer Pharmaceutical, Inc.), as amended, under which we granted Aventis an exclusive license to sell in the United States ONCASPAR and any other asparaginase or PEG-asparaginase product developed by us or Aventis during the term of the amended license agreement. During July 2000, we further amended our license agreement with Aventis to increase the base royalty payable to us on net sales of ONCASPAR from 23.5% to 27.5% on annual sales up to $10 million and 25% on annual sales exceeding $10 million. These royalty payments will include Aventis' cost of purchasing ONCASPAR from us under our supply agreement. The term of the agreement was also extended until 2016. Additionally, the amended license agreement eliminated the super royalty of 43.5% on net sales of ONCASPAR which exceed certain agreed-upon amounts. The Aventis U.S. License Agreement also provided for a payment of $3.5 million in advance royalties, which was received in January 1995.

     The payment of royalties to us under the amended license agreement will be offset by an original credit of $5.9 million, which represents a royalty advance plus reimbursement of certain amounts due to Aventis under the original license agreement and interest expense. The royalty advance is shown as a long term liability, with the corresponding current portion included in accrued expenses on our consolidated balance sheets as of June 30, 2001 and 2000. The royalty advance will be reduced as royalties are recognized under the agreement.

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

     During August 2000 we made a $1.5 million payment to Aventis, which was accrued for at June 30, 2000, to settle a disagreement over the purchase price of ONCASPAR under the supply agreement and to settle Aventis' claim that we should be responsible for its lost profits while ONCASPAR was under the temporary labeling and distribution restrictions described in "Raw Materials and Manufacturing." The settlement also calls for a payment of $100,000 beginning in May 2000 and for each month thereafter that expires prior to the resumption of normal distribution and labeling of this product by Aventis. During the quarter ended December 31, 2000, the FDA gave final approval to our manufacturing changes, which were made to correct these problems, and all previously imposed restrictions on ONCASPAR were lifted. This will allow for resumption of normal distribution and labeling of this production by Aventis, which is expected to occur during the first quarter of calendar year 2002.

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

  MEDAC License Agreement

     We have also granted an exclusive license to MEDAC to sell ONCASPAR and any PEG-asparaginase product developed by us or MEDAC during the term of the agreement in Western Europe, Turkey and Russia. Our supply agreement with MEDAC provides for MEDAC to purchase ONCASPAR from us at certain established prices, which increase over the initial five-year term of the agreement. Under the license agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, MEDAC is required to meet certain minimum purchase requirements. The MEDAC license terminates in October 2001. We are currently in negotiations with MEDAC to enter into a new license agreement.

Welfide Agreements

     We have two license agreements with the Welfide Corporation (formerly Yoshitomi Pharmaceutical Industries, Ltd.) for the development of a recombinant human serum albumin, or rHSA, as a blood volume expander. In 1998, Yoshitomi Pharmaceutical Industries, Ltd. and Green Cross Corporation merged to form Yoshitomi Pharmaceutical Industries, Ltd. and during 2000 such entity was renamed Welfide Corporation. Yoshitomi had reported that it filed for approval of this product in Japan in November 1997. The agreements, which were assigned to us in connection with our acquisition of Genex Corporation in 1991, entitle us to a royalty on sales of a rHSA product sold by Welfide in much of Asia and North and South America. We believe, this product is currently being developed only for the Japanese market. A binding arbitration was concluded in February 2000 regarding the royalty rate required under the agreements. The arbitrators awarded us a 1% royalty on Welfide sales of rHSA in Japan, South East Asia, India, China, Australia, New Zealand and North and South America for a period of 15 years after the first commercial sale of Yoshitomi's rHSA following market approval of that product in Japan or the United States.

Marketing

     Other than ADAGEN, which we market on a worldwide basis to a small patient population, we do not engage in the direct commercial marketing of any of our products and therefore do not have an established sales force. For some of our products, we have provided exclusive marketing rights to our corporate partners in return for royalties on sales. We have an agreement with Gentiva Health Services to purchase and distribute ADAGEN and ONCASPAR in the United States and Canada. The agreement provides for Gentiva to purchase ADAGEN and ONCASPAR from us at certain prices established in the agreement. We pay Gentiva a service fee for the distribution of the products. The agreement with Gentiva will terminate as to ONCASPAR when Aventis resumes distribution of that product.

     We expect to evaluate whether to create or acquire a sales force to market certain products in the United States or to continue to enter into licensing and marketing agreements with others for United States and foreign markets. These agreements generally provide that our licensees or marketing partners will conduct all or a significant portion of the marketing of these products.

Raw Materials and Manufacturing

     In the manufacture of our products, we couple activated forms of PEG with unmodified proteins. We do not have a long-term supply agreement for the raw polyethylene glycol material that we use to manufacture the PEG we require. Instead, we maintain a level of inventory, which we believe should provide us sufficient time to find an alternate supplier of PEG, in the event it becomes necessary, without materially disrupting our business.

     During 1998, we began to experience manufacturing problems with one of our FDA-approved products, ONCASPAR. The problems were due to increased levels of white particulates in batches of ONCASPAR, which resulted in an increased rejection rate for this product. During fiscal 1999, we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR and instituted additional inspection and labeling procedures prior to distribution. During May 1999, the FDA required us to limit distribution of ONCASPAR to only those patients who are hypersensitive to native L-asparaginase. As a result of certain manufacturing changes we made, the FDA withdrew this distribution restriction in November 1999.

     In July 1999, the FDA conducted an inspection of our manufacturing facility in connection with our product license for ADAGEN. Following that inspection, the FDA documented several deviations from Current Good Manufacturing Practices, known as cGMP, in a Form 483 report. We provided the FDA with a corrective action plan. In November 1999, the FDA issued a warning letter citing the same cGMP deviations listed in the July 1999 Form 483, but it also stated that the FDA was satisfied with our proposed corrective actions. As a result of the deviations, the FDA decided not to approve product export requests from us for ONCASPAR until it determined that all noted cGMP deviations were either corrected or in the process of being corrected. This restriction was removed in August 2000.

     Since January 2000, the FDA has conducted follow-up inspections as well as routine inspections of our manufacturing facility related to ONCASPAR and ADAGEN. Following certain of these inspections, the FDA issued Form 483 reports, citing deviations from cGMP. We have or are in the process of responding to such reports with corrective action plans and are currently in discussion with the FDA concerning some observations set forth in the Form 483s.

     In March 2001, we voluntarily replaced a batch of ADAGEN that was found to have an impurity which we believe was introduced in the filling process.

Research and Development

     Our primary source of new products is our internal research and development activities. Research and development expenses for the fiscal years ended June 30, 2001, 2000 and 1999 were approximately $13.0 million, $8.4 million, and $6.8 million, respectively.

     Our research and development activities during fiscal 2001 concentrated primarily on the Phase I clinical trials of PROTHECAN, pre-clinical studies, and continued research and development of our proprietary technologies. We expect our research and development expenses for fiscal 2002 and beyond to be at significantly higher levels as we continue clinical trials for PROTHECAN and PEG-paclitaxel, and additional compounds enter clinical trials.

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

     We also believe that there are PEG-modified products being developed by third parties that infringe on one or more of our current PEG technology patents. On December 7, 1998, we filed a patent infringement suit against Shearwater Polymers Inc., a company that reportedly has developed a Branched PEG, or U-PEG, used in Hoffmann-La Roche's product, PEGASYS, a PEG-modified version of its alpha-interferon product ROFERON-A. Shearwater has filed a counterclaim in this litigation alleging that our Branched PEG patent is invalid and unenforceable.

     During August 2001, Schering-Plough granted a sub-license to Hoffmann-La Roche under our Branched PEG patents to allow Hoffmann-La Roche to make, use and sell its pegylated alpha interferon product, PEGASYS. We plan to continue to prosecute our suit against Shearwater for Shearwater's infringement of our branched PEG patents based upon Shearwater's making, using and selling branched PEG reagents to parties other than Hoffmann-La Roche solely with regard to PEGASYS. During August 2001, we dismissed a similar infringement suit against Hoffmann-La Roche as a result of the sublicense by Schering-Plough of our Branched PEG patents for PEGASYS to Hoffmann-La Roche.

     In the field of SCA proteins, we have several United States and foreign patents and pending patent applications, including a patent granted in August 1990 covering the genes needed to encode SCA proteins. Curis Inc. (formerly known as Creative BioMolecules Inc.) or Curis, provoked an interference with this patent and on June 28, 1991, the United States Patent and Trademark Office entered summary judgment terminating the interference proceeding and upholding our patent. Curis subsequently lost its appeal of this decision in the United States Court of Appeals and did not file a petition for review of this decision by the United States Supreme Court within the required time period.

     In November 1993, Curis signed cross license agreements with us in the field of our SCA protein technology and Curis' Biosynthetic Antibody Binding Site protein technology. Under the agreements, each company is free, under a non-exclusive, worldwide license, to make, use and sell products utilizing the technology claimed by both companies' SCA patents, without paying royalties to the other. Each company may grant sublicenses under the other company's antibody engineering patents to third parties to use and sell products developed or conceived and reduced to practice by the company granting such sublicense. If such a sublicense is granted, the company granting the sublicense will be required to pay to the other company a portion of any license fees or royalties received by such company under the sublicense. Our limited right to grant sublicenses under Curis' patents may require a licensee of ours to obtain a license from Curis if the product being developed by such licensee would infringe Curis' patents. We cannot assure you that any such license could be obtained on terms that are favorable to our licensee, if at all. In addition, the agreements provide for the release and discharge by each company of the other from any and all claims based on past infringement of the technology, which is the subject of the agreements. The agreements also provide for any future disputes between the companies regarding new patents in the area of engineered monoclonal antibodies to be resolved pursuant to agreed-upon procedures. In July 2001, Curis reported that it had entered into a purchase and sale agreement with Micromet AG, a German corporation, pursuant to which Curis assigned its single chain polypeptide technology to Micromet. We have been advised that Curis assigned its cross license agreement with us to Micromet as part of its sale of its single chain polypeptide assets.

     The degree of patent protection to be afforded to biotechnological inventions is uncertain and our products are subject to this uncertainty. There may be issued third party patents or patent applications containing subject matter which we or our licensees or collaborators will require in order to research, develop or commercialize at least some of our products. We cannot assure you that we will be able to obtain a license to such subject matter on acceptable terms, or at all.

     In addition to the litigation described above, we expect that there may be significant litigation in the industry regarding patents and other proprietary rights and, to the extent we become involved in such litigation, it could consume a substantial amount of our resources. An adverse decision in any such litigation could subject us to significant liabilities. In addition, we rely heavily on our proprietary technologies for which pending patent applications have been filed and on unpatented know-how developed by us. Insofar as we rely on trade secrets and unpatented know-how to maintain our competitive technological position, we cannot assure you that others may not independently develop the same or similar technologies. Although we have taken steps to protect our trade secrets and unpatented know-how, third parties nonetheless may gain access to such information.

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

               Phase I. The drug or biologic is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion,

               Phase II. The drug or biologic is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data,

               Phase III. The drug or biologic is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study,

     o submitting the results of preliminary research, pre-clinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug or biological product to the FDA in a New Drug Application, or NDA, for a drug product, a Biologics License Application, or BLA, for a biological product, and

     o obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug or biological product.

     An NDA or BLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. The biological product may not be marketed in the United States until a biological license is issued.

     The approval process can take a number of years and often requires substantial financial resources. The results of pre-clinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, this procedure may shorten the traditional product development process in the United States. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review with a target approval time of six months. Nonetheless, approval may be denied or delayed by the FDA or additional trials may be required. The FDA also may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Upon approval, a drug product or a biological product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA, although information about off-label indications may be distributed in certain circumstances.

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

     We cannot predict the extent of government regulation which might result from future legislation or administrative action. In this regard, although the Food and Drug Administration Modernization Act of 1997 modified and created requirements and standards under the Federal Food, Drug, and Cosmetic Act with the intent of facilitating product development and marketing, the FDA is still in the process of implementing the Food and Drug Administration Modernization Act of 1997. Consequently, the actual effect of these developments on our business is uncertain and unpredictable.

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

     PEG-INTRON was approved in the European Union and the United States for the treatment of hepatitis C in May 2000 and January 2001, respectively. ONCASPAR was approved for marketing in the United States and Germany in 1994 and in Canada in December 1997 for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. ADAGEN was approved by the FDA in March 1990. Except for these approvals, none of our other products have been approved for sale and use in humans in the United States or elsewhere.

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

     We are aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. Other than PEG-INTRON and our ONCASPAR and ADAGEN products, and Hoffmann-La Roche's PEGASYS, which has been approved in Switzerland, we are not aware of any PEG-modified therapeutic proteins that are currently available commercially for therapeutic use. Nevertheless, other drugs or treatments that are currently available or that may be developed in the future, and which treat the same diseases as those that our products are designed to treat, may compete with our products.

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

     The current market for INTRON A, Schering-Plough's interferon alpha-2b product, is highly competitive, with Hoffmann-La Roche, Amgen, Inc. and several other companies selling similar products. We believe that PEG-INTRON may have several potential advantages over the interferon products currently approved for marketing in the United States and the European Union, including:

     o once per week dosing versus the current three times per week dosing, and

     o    increased efficacy.

     It has also been reported that  Hoffmann-La  Roche's  PEGASYS  product is a pegylated longer lasting version of its interferon product, ROFERON-A. Hoffmann-La Roche filed for United States marketing approval for PEGASYS in May 2000. Currently the product has not received FDA or European Union approval or approval in any other countries, with the exception of Switzerland where it received marketing clearance in August 2001.

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

     We believe that the smaller size of our SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and cause a significant decrease in the immunogenic problems associated with conventional monoclonal antibodies. A number of organizations have active programs in SCA proteins. We believe that our patent position on SCA proteins will likely require companies that have not licensed our SCA protein patents to obtain licenses from us in order to commercialize their products, but we cannot assure you this will prove to be the case.

Employees

     As of June 30, 2001, we employed 106 persons, including 21 persons with Ph.D. degrees. At that date, 52 employees were engaged in research and development activities, 31 were engaged in manufacturing, and 23 were engaged in administration and management. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

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

Item 3. Legal Proceedings

     In December 1998, we filed a patent infringement suit against Shearwater Polymers Inc., a company that has manufactured, used and sold a Branched PEG, or U-PEG, reagent to Hoffmann-La Roche for its use to make its PEGASYS product, a pegylated version of its alpha-interferon product called ROFERON-A. This case is being heard in the U.S. District Court for the Northern District of Alabama. During September 2000, we filed a similar infringement suit in Federal Court in New Jersey against Hoffmann-La Roche.

     In January 2000, Hoffmann-LaRoche filed lawsuits in both the United States and France against Schering-Plough alleging that PEG-INTRON infringes certain patents held by Hoffmann-La Roche. Hoffmann-La

Roche filed a similar suit in Germany. During August 2001, Schering-Plough entered into a licensing agreement with Hoffmann-La Roche that settled all patent disputes relative to the two companies' respective peginterferon products. The settlement agreement included a Schering-Plough sublicense of our branched PEG patents (among others) to Hoffmann-La Roche. The sublicense of our patents pertains only to pegylated versions of alpha interferon. Consequently, we agreed to dismiss the patent infringement lawsuit we filed against Hoffmann-La Roche asserting that PEGASYS infringes our branched PEG patents. We plan to continue to prosecute the patent infringement lawsuit against Shearwater for infringement of our branched PEG patents based upon Shearwater's making, using, and selling branched PEG reagents to parties other than Hoffmann-La Roche solely with regard to Hoffmann-La Roche's PEG interferon product, PEGASYS.
Shearwater has filed a counter-claim in this litigation alleging that our Branched PEG patent is invalid and unenforceable.

     The licensing agreement between Schering-Plough and Hoffmann-La Roche provides for each company to manufacture and market worldwide its peginterferon products free from liability for infringement under the other's existing patent rights. Additionally, Schering-Plough and Hoffmann-La Roche dismissed all patent litigation in the United States and Europe involving the two companies' respective peginterferon products. Schering-Plough and Hoffmann-La Roche cross licensed to each other all patents applicable to their pegylated alpha interferon products, PEG-INTRON (peginterferon alfa-2b) and PEGASYS (peginterferon alfa-2a), respectively. In addition, each party will license to the other its patents applicable to peginterferon as combination therapy with ribavirin.

     There is no other pending material litigation to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Our common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the trading symbol "ENZN".

     The following table sets forth the high and low sale prices for our common stock for the years ended June 30, 2001 and 2000, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

                                                  High           Low
                                                  ----           ---
           Year Ended June 30, 2001
                First Quarter                     74.13         41.38
                Second Quarter                    84.13         50.75
                Third Quarter                     67.75         33.13
                Fourth Quarter                    79.40         39.56

           Year Ended June 30, 2000
                First Quarter                     34.63         20.08
                Second Quarter                    46.25         26.63
                Third Quarter                     70.50         37.69
                Fourth Quarter                    47.63         25.69

     As of September 20, 2001 there were 1,743 holders of record of our common stock.

     We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. Holders of our Series A preferred stock are entitled to an annual dividend of $2.00 per share, payable semiannually, but only when and if declared by our board of directors, out of funds legally available. As of June 30, 2001 there were 7,000 shares of Series A preferred stock issued and outstanding. Dividends on the Series A preferred stock are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the board of directors deems it appropriate. No dividends are to be paid or set apart for payment on our common stock, nor are any shares of common stock to be redeemed, retired or otherwise acquired for valuable consideration unless we have paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A preferred stock.

     On June 21, 2001 we completed a private placement of $400 million principal amount of 4.5% convertible subordinated notes due 2008. The sale of the notes was made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Following this sale, resales were permitted by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act. The initial purchasers were Morgan Stanley & Co. Inc., CIBC World Markets Corp., SG Cowen Securities Corp. and Legg Mason Wood Walker Inc. The aggregate discount to the initial purchasers was $12,000,000. We received net proceeds of approximately $387,200,000 from the sale of the notes. The notes are convertible, subject to prior redemption, in whole or in part, into shares of common stock at any time on or before July 1, 2008 at a conversion price of $70.98 per share, subject to adjustment upon certain events. We will not issue fractional shares of common stock upon conversion of the notes. Instead, we will pay cash equal to the market price of the common stock on the business day prior to the conversion date. We may redeem all or some of the notes at any time on or after July 7, 2004 at redemption prices declining from 102.57% of their principal amount in 2004 to 100% of the principal amount in 2008, plus accrued and unpaid interest.

Item 6. Selected Financial Data

     Set forth below is our selected financial data for the five fiscal years ended June 30, 2001.

Consolidated Statement of Operations Data:

                                                      Year Ended June 30
                        --------------------------------------------------------------------------------
                             2001            2000             1999             1998             1997
                             ----            ----             ----             ----             ----
Revenues                $  31,587,709   $  17,017,797    $  13,158,207    $  14,644,032    $  12,727,052
Net Income (Loss)          11,525,064      (6,306,464)      (4,919,208)      (3,617,133)      (4,557,025)
Net Income (Loss) per
  Diluted Share         $         .26   $       (0.17)   $       (0.14)   $       (0.12)   $       (0.16)
Dividends on
Common Stock                     None            None             None             None             None

Consolidated Balance Sheet Data:

                                                            June 30,
                        --------------------------------------------------------------------------------
                             2001            2000             1999             1998             1997
                             ----            ----             ----             ----             ----
Total Assets            $ 549,675,817   $ 130,252,250    $  34,916,315    $  13,741,378    $  16,005,278
Long-Term Obligations   $ 400,000,000              --               --               --               --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Years Ended June 30, 2001, 2000, and 1999

     Revenues. Revenues for the year ended June 30, 2001 were $31,588,000 compared to $17,018,000 for the year ended June 30, 2000 and $13,158,000 for the year ended June 30, 1999. The components of revenues are sales of our products, royalties we earn on the sale of our products by others, and contract revenues.

     Sales increased by 35% to $20,941,000 for the year ended June 30, 2001, as compared to $15,558,000 for the year ended June 30, 2000 primarily due to increased ONCASPAR sales. The increase in ONCASPAR sales was due to the lifting of all of the FDA distribution and labeling restrictions, which were in place during the prior year. These restrictions were put in place in fiscal 1999 as a result of manufacturing problems that caused an increase in the levels of particulates in batches of ONCASPAR, which in turn resulted in an increased rejection rate for this product. Our marketing partner, Aventis Pharmaceuticals (formerly Phone-Poulenc Rorer Pharmaceuticals, Inc.) stopped distributing ONCASPAR in fiscal 1999 and we took over distribution of ONCASPAR directly to patients on an as-needed basis. During the year ended June 30, 2001, the FDA gave final approval to manufacturing changes which we made to correct these manufacturing problems, and all previously imposed restrictions have been lifted. This will allow for the resumption of normal distribution and labeling of this product by Aventis, which is expected to take place during the first quarter of calendar year 2002. Net sales of ADAGEN were $13,369,000 for the year ended June 30, 2001 and $12,159,000 for the year ended June 30, 2000. The increase in ADAGEN sales resulted from an increase in the number of patients receiving ADAGEN treatment.

     Sales increased by 21% to $15,558,000 for the year ended June 30, 2000 as compared to

$12,856,000 for the prior year due to increased ONCASPAR and ADAGEN sales. ONCASPAR sales for the year ended June 30, 2000 increased due to the lifting in November 1999 of some of the temporary labeling and distribution restrictions which were placed on ONCASPAR by the FDA as a result of certain difficulties encountered in our manufacturing process discussed above. The increase was also due to an increase in ADAGEN sales of approximately 8%, resulting from an increase in the number of patients receiving ADAGEN treatment.

     Royalties for the year ended June 30, 2001, increased to $8,254,000 compared to $34,000 in the prior year. The increase in royalties was due to the commencement of sales of PEG-INTRON in the U.S. and Europe. Schering-Plough, our marketing partner for PEG-INTRON, began selling PEG-INTRON in the European Union in June 2000 and in the U.S. in February 2001. PEG-INTRON received marketing approval as once-weekly monotherapy for the treatment of chronic hepatitis C in the European Union in May 2000 and in the U.S. in January 2001. PEG-INTRON also received marketing approval for use in combination with REBETOL for the treatment of hepatitis C in the European Union in March 2001 and in the U.S. in August 2001. We did not recognize any royalties related to PEG-INTRON in the year ended June 30, 1999.

     Sales of ADAGEN are expected to increase at rates comparable to those achieved during the last two years as additional patients are treated. We anticipate ONCASPAR revenues will decline significantly when Aventis resumes distribution of the product and our revenues related to the product will revert back to a 27.5% royalty on net sales. We expect royalties on PEG-INTRON to increase in future quarters with the U.S. approval of PEG-INTRON as combination therapy with REBETOL for hepatitis C in August 2001. Schering-Plough is also conducting clinical trials for additional indications for PEG-INTRON. We cannot assure you that any particular sales levels of ADAGEN, ONCASPAR or PEG-INTRON will be achieved or maintained.

     Contract revenues for the year ended June 30, 2001 increased by $966,000, as compared to the prior year. The increase in contract revenues was due to a $2,000,000 milestone payment from Schering-Plough, which was earned as a result of the FDA's approval of PEG-INTRON in January 2001. During the prior year a $1,000,000 milestone payment was recognized as a result of the FDA's acceptance in February 2000 of Schering-Plough's U.S. marketing application for the use of PEG-INTRON in the treatment of chronic hepatitis C. Contract revenues for the year ended June 30, 2000 increased by $1,124,000, as compared to the prior year as a result of this $1,000,000 milestone payment from Schering-Plough.

     We had export sales and royalties recognized on export sales of $11,115,000 for the year ended June 30, 2001, $4,137,000 for the year ended June 30, 2000 and $3,075,000 for the year ended June 30, 1999. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $10,418,000 for the year ended June 30, 2001, $3,617,000 for the year ended June 30, 2000 and $2,559,000 for the year ended June 30, 1999.

     Cost of Sales. Cost of sales, as a percentage of net sales improved to 18% for the year ended June 30, 2001, as compared to 31% for the prior year. The improvement was primarily due to the prior year's write-off of ONCASPAR finished goods related to the previously discussed manufacturing problems.

     Cost of sales, as a percentage of sales, for the year ended June 30, 2000 was 31% as compared to 34% in 1999. During each of the years ended June 30, 2000 and 1999, we recorded a charge related to a write-off of ONCASPAR finished goods on hand.

     Research and Development. Research and development expenses increased by $4,669,000 or 56% to $13,052,000 for the year ended June 30, 2001, as compared to $8,383,000 for the same period last year. The increase was due to increased payroll and related expenses due to increases in research personnel and increased contracted services related to clinical trials and pre-clinical studies for products under development, including PROTHECAN (PEG-camptothecin) and PEG-paclitaxel. Research and development activities are expected to continue to increase significantly as we continue the advancement of the current and additional Phase II clinical trials for PROTHECAN, we continue our Phase I clinical trials for PEG-paclitaxel, and as we conduct clinical trials for additional compounds.

     Research and development expenses for the year ended June 30, 2000 increased by 23% to $8,383,000 as compared to $6,836,000 in 1999. The increase in research and development expenses resulted from an increase in expenses related to the clinical development of PROTHECAN and other PEG products in pre-clinical development.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 2001 decreased by $1,161,000 to $11,795,000, as compared to $12,956,000 in 2000. The decrease was primarily due to a net charge of $2,600,000 recorded in the prior year, which was the result of a binding arbitration award in a lawsuit brought by a former financial advisor, as discussed below. The decrease was partially offset by increased legal fees associated with patent filings and patent litigation costs.

     Selling, general and administrative expenses for the year ended June 30, 2000 increased by 59% to $12,956,000, as compared to $8,133,000 in 1999. The increase in selling, general and administrative expenses was principally due to a net charge to earnings of $2,600,000 recorded in the third quarter. This net charge was the result of a $6,000,000 payment we made, pursuant to a binding arbitration in a lawsuit brought by LBC Capital Resources Inc., a former financial advisor, for fees related to our 1996 private placement, partially offset by the reversal of certain other contingency reserves. The increase in selling, general and administrative expenses was also due to an increase in legal fees associated with patent filing and litigation costs.

     Other Income/Expense. Other income/expense increased by $5,234,000 to $8,137,000 for the year ended June 30, 2001, as compared to $2,903,000 for the prior year. The increase in other income/expense is attributable to an increase in interest income as a result of an increase in interest bearing investments.

     Other income/expense increased by $1,702,000 to $2,903,000 for the year ended June 30, 2000, as compared to $1,201,000 for the prior year. The increase was attributable to an increase in interest income due to an increase in interest bearing investments.

     Provision for taxes. We were profitable for the year ended June 30, 2001, and accordingly we have recognized a tax provision for the year ended June 30, 2001. The tax provision represents our anticipated Alternative Minimum Tax liability based on the fiscal 2001 taxable income. The tax provision was offset by the sale of a portion of our net operating losses for the state of New Jersey. During March 2001, we sold approximately $9,255,000 of our state net operating loss carry forwards and recognized a tax benefit of $728,000 from this sale.

Liquidity and Capital Resources

     Total cash reserves, including cash, cash equivalents and marketable securities, as of June 30, 2001 were $516,379,000, as compared to $118,413,000 as of June 30, 2000. We invest our excess cash primarily in United States government-backed securities. The increase in total cash reserves was primarily the result of our sale of $400,000,000 of 4.5% convertible subordinated notes during June 2001. We received net proceeds of $387,200,000 from this offering after deducting costs. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 1, 2002. Accrued interest on the notes was approximately $250,000 as of June 30, 2001. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

     To date, our sources of cash have been the proceeds from the sale of our stock through public offerings and private placements, the issuance of the notes, sales of and royalties on sales of ADAGEN, ONCASPAR, and PEG-INTRON, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances.

     Under our amended license agreement with Aventis, we received a payment of $3,500,000 in advance royalties in January 1995. Royalties due under the amended license agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due Aventis under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability. The corresponding current portion of the advance is included in accrued expense on the consolidated balance sheets. We will reduce the advance as royalties are recognized under the agreement. Through June 30, 2001, an aggregate of $4,307,000 in royalties payable by Aventis has been offset against the original credit.

     As of June 30, 2001, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The shares of Series A preferred stock outstanding at June 30, 2001 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of June 30, 2001, there were accrued and unpaid dividends totaling $158,000 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

     Our current sources of liquidity are cash, cash equivalents and interest earned on such cash reserves, sales of and royalties on sales of ADAGEN, ONCASPAR, and PEG-INTRON, and sales of our products for research purposes and license fees. Based upon our currently planned research development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

     We may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Recently Issued Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, Business Combination, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS 142 has no impact on our historical financial statements as we do not have any goodwill or intangible assets, which resulted from business combinations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterpreises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. We are in the process of evaluating this SFAS and the effect that it will have on our consolidated financial statements and current impairment policy.

Risk Factors

     Our near term success is heavily dependent on Schering-Plough's effective marketing of PEG-INTRON.

     In the near term, our results of operations are heavily dependent on Schering-Plough's sales of PEG-INTRON. Under our agreement with Schering-Plough, pursuant to which we applied our PEG technology to develop a modified form of Schering-Plough's INTRON A, we will receive royalties on worldwide sales of PEG-INTRON. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis. Schering-Plough received marketing authorization for PEG-INTRON in the United States in January 2001 and in the European Union in May 2000 for the treatment of hepatitis C. Schering-Plough has also been granted marketing approval for the sale of PEG-INTRON and REBETOL Capsules as combination therapy for the treatment of hepatitis C in March 2001 in the European Union and in August 2001 in the U.S. If Schering-Plough fails to effectively market PEG-INTRON or discontinues the marketing of PEG-INTRON for these indications this would have a material adverse effect on our business, financial condition and results of operations.

     Even though the use of PEG-INTRON as a stand alone therapy and as combination therapy with REBETOL received FDA approval, we cannot assure you that Schering-Plough will be successful in marketing PEG-INTRON or that Schering-Plough will not continue to market INTRON A, either as a stand-alone product or in combination therapy with REBETOL. The amount and timing of resources dedicated by Schering-Plough to the marketing of PEG-INTRON is not within our control. If Schering-Plough breaches or terminates its agreement with us, the commercialization of PEG-INTRON could be slowed or blocked completely. Our revenues will be negatively affected if Schering-Plough continues to market INTRON A in competition with PEG-INTRON or if it cannot meet the manufacturing demands of the market. If Schering-Plough breaches the agreement, a dispute may arise between us. A dispute would be both expensive and time-consuming and may result in delays in the commercialization of PEG-INTRON, which would likely have a material adverse effect on our business, financial condition and results of operations.

     We have a history of losses and we may not sustain profitability.

     We have incurred substantial losses since our inception. As of June 30, 2001, we had an accumulated deficit of approximately $118 million. Although we earned a profit for the year ended June

30, 2001, we cannot assure you that we will be able to remain profitable. Our ability to remain profitable will depend primarily on Schering-Plough's effective marketing of PEG-INTRON, as well as on the rate of growth in our other product sales or royalty revenue and on the level of our expenses. Our ability to achieve long-term profitability will depend upon our or our licensees' ability to obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be commercialized successfully or that our operations will sustain profitability.

     We are subject to extensive regulation. Compliance with these regulations can be costly, time consuming and subject us to unanticipated delays in developing our products.

     The manufacturing and marketing of pharmaceutical products in the United States and abroad are subject to stringent governmental regulation. The sale of any of our products for use in humans in the United States will require the prior approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. ADAGEN was approved by the FDA in 1990. ONCASPAR was approved in the United States and in Germany in 1994, and in Canada in 1997, in each case for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase. ONCASPAR was approved in Russia in April 1993 for therapeutic use in a broad range of cancers. PEG-INTRON was approved in Europe and the United States for the treatment of hepatitis C in May 2000 and January 2001, respectively. Except for these approvals, none of our other products have been approved for sale and use in humans in the United States or elsewhere.

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

     Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before they can be used in commercial manufacturing. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We manufacture ONCASPAR and ADAGEN, and Schering-Plough is responsible for the manufacture of PEG-INTRON.

     During 1998, we began to experience manufacturing problems with one of our FDA-approved products, ONCASPAR. The problems were due to increased levels of white particulates in batches of ONCASPAR, which resulted in an increased rejection rate for this product. During fiscal 1999, we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR and instituted additional inspection and labeling procedures prior to distribution. During May 1999, the FDA required us to limit distribution of ONCASPAR to only those patients who are hypersensitive to native L-asparaginase. In November 1999, as a result of manufacturing changes we implemented the FDA withdrew this distribution restriction.

     In July 1999, the FDA conducted an inspection of our manufacturing facility in connection with our product license for ADAGEN. Following that inspection, the FDA documented several deviations from Current Good Manufacturing Practices, known as cGMP, in a Form 483 report. We provided the FDA with a corrective action plan. In November 1999, the FDA issued a warning letter citing the same cGMP deviations listed in the July 1999 Form 483, but it also stated that the FDA was satisfied with our proposed corrective actions. As a result of the deviations, the FDA decided not to approve product export requests from us for ONCASPAR until it determined that all noted cGMP deviations were either corrected or in the process of being corrected. This restriction was removed in August 2000.

     Since January 2000, the FDA has conducted follow-up inspections as well as routine inspections of our manufacturing facility related to ONCASPAR and ADAGEN. Following certain of these inspections, the FDA issued Form 483 reports, citing deviations from cGMP. We have or are in the process of responding to such reports with corrective action plans and are currently in discussion with the FDA concerning some observations set forth in the Form 483s.

     We are aware that the FDA has conducted inspections of certain of the manufacturing facilities of Schering-Plough and those inspections have resulted in the issuance of Form 483s citing deviations from cGMP.

     In March 2001, we voluntarily replaced a batch of ADAGEN that was found to have an impurity, which we believe was introduced in the filling process.

     If we or our licensees, including Schering-Plough, face additional manufacturing problems in the future or if we or our licensees are unable to satisfactorily resolve current or future manufacturing problems, the FDA could require us or our licensees to discontinue the distribution of our products or to delay continuation of clinical trials. If we or our licensees, including Schering-Plough, cannot market and distribute our products for an extended period, sales of the products will suffer, which would adversely affect our financial results.

     Our clinical trials could take longer to complete and cost more than we expect.

     We will need to conduct significant additional clinical studies of all of our product candidates, which have not yet been approved for sale. These studies are costly, time consuming and unpredictable.

Any unanticipated costs or delays in our clinical studies could harm our business, financial condition and results of operations.

     A Phase III clinical trial is being conducted for PEG-INTRON for one cancer indication. Schering-Plough is also in early stage clinical trials for PEG-INTRON in other cancer indications. We are currently conducting early stage clinical trials of two other PEG products, PROTHECAN currently in Phase II and PEG-paclitaxel currently in Phase I. The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we or the other sponsors of these clinical trials are unable to accrue sufficient clinical patients in such trials during the appropriate period, such trials may be delayed and will likely incur significant additional costs. In addition, FDA or institutional review boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

     If pre-clinical and clinical trials do not yield positive results, our product candidates will fail.

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

     In June 2001, we reported that Schering-Plough completed its Phase III clinical trial which compared PEG-INTRON to INTRON A in patients with newly diagnosed chronic myelogenous leukemia, or CML. In the study, although PEG-INTRON demonstrated clinical comparability and a comparable safety profile with INTRON A, the efficacy results for PEG-INTRON did not meet the protocol-specified statistical criteria for non-inferiority, the primary endpoint of the study. The results of this Phase III study have not yet been presented or published, and are not publicly available at this time. We cannot assure you that those results will support any marketing approval of PEG-INTRON for the treatment of CML.

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

     There is one FDA-approved supplier of the adenosine deaminase enzyme, or ADA, in ADAGEN. The ADA enzyme, until recently, was obtained by our supplier from bovine intestines in cattle of German origin. Bovine spongiform encephalopathy (BSE or mad cow disease) has been detected in cattle herds in Germany after we acquired the ADA enzyme and at a time when the herds were identified by the supplier as BSE-free. The FDA has advised us that we may continue to distribute our current inventory of ADAGEN which contains the ADA enzyme obtained from cattle of German origin until such time as we are able to obtain FDA approval of the use of the ADA enzyme obtained from cattle of New Zealand origin. We cannot assure you that the FDA will approve the use of the ADA obtained in New Zealand prior to the time that our current inventory of ADAGEN is exhausted. If we do not receive such timely approval, we will be unable to distribute ADAGEN.

     The United States and foreign patents upon which our original PEG technology was based have expired. We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development by our competitors of competitive products.

     Research Corporation Technologies, Inc. held the patent upon which our original PEG technology was based and had granted us a license under such patent. Research Corporation's patent contained broad claims covering the attachment of PEG to polypeptides. However, this United States patent and its corresponding foreign patents have expired. Based upon the expiration of the Research Corporation patent, other parties will be permitted to make, use or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We have obtained several patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We cannot assure you that any of these patents will enable us to prevent infringement or that competitors will not develop alternative methods of attaching PEG to compounds potentially resulting in competitive products outside the protection that may be afforded by our patents. We are aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins and other compounds. We cannot assure you that the expiration of the Research Corporation patent or other patents related to PEG that have been granted to third parties will not have a material adverse effect on our business, financial condition and results of operations.

     The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. We have been licensed, and been issued, a number of patents in the United States and other countries, and we have other patent applications pending to protect our proprietary technology. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition we cannot assure you that additional United States patents or foreign patent equivalents will be issued to us. The scope of patent claims for biotechnological inventions is uncertain, and our patents and patent applications are subject to this uncertainty.

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

     We expect that there will continue to be significant litigation in the biotechnology and pharmaceutical industries regarding patents and other proprietary rights. We have become involved in patent litigation, and we may likely become involved in additional patent litigation in the future. We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights. Such disputes could substantially delay our product development or commercialization activities and could have a material adverse effect on our business, financial condition and results of operations. We are involved in one pending litigation matter in which we are seeking to enforce certain of our patents.

     We also  rely on  trade  secrets,  know-how  and  continuing  technological advancements to protect our proprietary technology. We have entered into confidentiality agreements with our employees, consultants, advisors and collaborators. However, these parties may not honor these agreements, and we may not be able to successfully protect our rights to unpatented trade secrets and know-how. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

     We may acquire other companies and may be unable to successfully integrate such companies with our operations.

     We may expand and diversify our operations with acquisitions. If we are unsuccessful in integrating any such company with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from any acquisition include those associated with:

     o unexpected losses of key employees or customers of the acquired company;

     o conforming the acquired company's standards, processes, procedures and controls with our operations;

     o    coordinating our new product and process development;

     o diversion of existing management relating to the integration and operation of the acquired company;

     o    hiring additional management and other critical personnel; and

     o increasing the scope, geographic diversity and complexity of our operations.

     We may need to obtain additional financing to meet our future capital needs, and this financing may not be available when we need it.

     Our current development projects require substantial capital. We may require substantial additional funds to conduct research activities, pre-clinical studies, clinical trials and other activities relating to the successful commercialization of potential products. In addition, we may seek to acquire additional technologies and companies, which could require substantial capital. We do not expect to achieve significant sales or royalty revenue from our current FDA-approved products, ADAGEN and ONCASPAR. In addition, we cannot be sure that we will be able to obtain significant revenue from PEG-INTRON. Additional funds from other sources may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or one or more of our proposed acquisitions of technologies or companies which could materially and adversely affect our business, financial condition and operations.

     While we believe that our cash, cash equivalents and investments will be adequate to satisfy our capital needs for the foreseeable future, our actual capital requirements will depend on many factors, including:

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

     Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our research and development programs and our business.

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

     We may be sued for product liability.

     Because our products and product candidates are new treatments with limited, if any, past use on humans, their use during testing or after approval could expose us to product liability claims. We maintain product liability insurance coverage in the total amount of $40.0 million for claims arising from the use of our products in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims, and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related To Our Subordinated Notes and Common Stock

     The price of our common stock has been, and may continue to be, volatile which may significantly affect the trading price of our notes.

     Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The market price of our common stock could be impacted due to a variety of factors, including:

     o the results of pre-clinical testing and clinical trials by us, our corporate partners or our competitors,

     o announcements of technical innovations or new products by us, our corporate partners or our competitors,

     o    the status of corporate collaborations and supply arrangements,

     o    regulatory approvals,

     o    government regulation,

     o    developments in patent or other proprietary rights,

     o public concern as to the safety and efficacy of products developed by us or others,

     o    litigation,

     o    acts of war or terrorism in the United States or worldwide, and

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

     Our notes are subordinated.

     Our 4.5% convertible subordinated notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization, or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. We are not prohibited from incurring debt, including senior indebtedness, under the indenture. If we were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2001, we had no senior indebtedness outstanding.

     We may be unable to redeem our notes upon a fundamental change.

     We may be unable to redeem our notes in the event of a fundamental change. Upon a fundamental change, holders of the notes may require us to redeem all or a portion of the notes. If a fundamental change were to occur, we may not have enough funds to pay the redemption price for all tendered notes. Any future credit agreements or other agreements relating to our indebtedness may contain similar provisions, or expressly prohibit the repurchase of the notes upon a fundamental change or may provide that a fundamental change constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing or redeeming notes, we could seek the consent of our lenders to redeem the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase or redeem the notes. Our failure to redeem tendered notes would constitute an event of default under the indenture. In such circumstances, or if a fundamental change would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would restrict payments to the holders of notes. A "fundamental change" is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock that:

     o is listed on, or immediately after the transaction or event will be listed on, a United States national securities exchange, or

     o is approved, or immediately after the transaction or event will be approved, for quotation on the Nasdaq National Market or any similar United States system of automated dissemination of quotations of securities prices.

     The term fundamental change is limited to certain specified transactions and may not include other events that might adversely affect our financial condition or the market value of the notes or our common stock. Our obligation to offer to redeem the notes upon a fundamental change would not necessarily afford holders of the notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

     A public market for our notes may fail to develop or be sustained.

     The initial purchasers of the notes, although they have advised us that they intend to make a market in the notes, are not obligated to do so and may discontinue this market making activity at any time without notice. In addition, market making activity by the initial purchasers will be subject to the limits imposed by the Securities Act and the Exchange Act of 1934, as amended. As a result, we cannot assure you that any market for the notes will develop or, if one does develop, that it will be maintained. If an active market for the notes fails to develop or be sustained, the trading price of the notes could be materially adversely affected.

     Events with respect to our share capital could cause the price of our common stock to decline.

     Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. An adverse effect on the price of our common stock may adversely affect the trading price of the notes. We had 41,990,859 shares of common stock outstanding as of June 30, 2001. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of June 30, 2001:

     o Options. Stock options to purchase 3,283,817 shares of our common stock at a weighted average exercise price of approximately $24.98 per share; of this total, 1,939,502 were exercisable at a weighted average exercise price of $6.23 per share as of such date.

     o Series A preferred stock. 7,000 shares of our Series A preferred stock are outstanding, which were convertible into an aggregate of 15,909 shares of our common stock as of such date.

     The shares of our common stock that may be issued under the options are currently registered with the SEC. The shares of common stock that may be issued upon conversion of the Series A preferred stock are eligible for sale without any volume limitations pursuant to Rule 144(k) under the Securities Act.

     We have a significant amount of indebtedness.

     As a result of the initial offering of the notes, our long-term debt is $400,000,000. This indebtedness has affected us by:

     o significantly increasing our interest expense and related debt service costs, and

     o    making it more difficult to obtain additional financing.

     We may not generate sufficient cash flow from operations to satisfy the annual debt service payments that will be required under the notes. This may require us to use a portion of the proceeds of the notes to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

     The market for unrated debt is subject to disruptions, which could have an adverse effect on the market price of the notes.

     Our notes have not been rated. As a result, holders of the notes have the risks associated with an investment in unrated debt. Historically, the market for unrated debt has been subject to disruptions that have caused substantial volatility in the prices of such securities and greatly reduced liquidity for the holders of such securities. If the notes are traded, they may trade at a discount from their initial offering price, depending on, among other things, prevailing interest rates, the markets for similar securities, general economic conditions and our financial condition, results of operations and prospects. The liquidity of, and trading markets for, the notes also may be adversely affected by general declines in the market for unrated debt. Such declines may adversely affect the liquidity of, and trading markets for, the notes, independent of our financial performance or prospects. In addition, certain regulatory restrictions prohibit certain types of financial institutions from investing in unrated debt, which may further suppress demand for such securities. We cannot assure you that the market for the notes will not be subject to similar disruptions. Any such disruptions may have an adverse effect on the holders of the notes.

                       RATIO OF EARNINGS TO FIXED CHARGES

     The ratio of earnings to fixed charges was negative for all periods presented, other than the year ended June 30, 2001, because we incurred net losses in the periods prior to the year ended June 30, 2001. The dollar amounts of the deficiencies for these periods and the ratio of earnings to fixed charges for the year ended June 30, 2001 are disclosed below (dollars in thousands):

                                                             Year Ended June 30,
                                       ----------------------------------------------------------------
                                         2001        2000       1999       1998       1997       1996
                                         ----        ----       ----       ----       ----       ----
Ratio of earnings to fixed charges*      22:1        N/A        N/A        N/A        N/A        N/A
Deficiency of earnings available to
    cover fixed charges*                 N/A       ($6,306)   ($4,919)   ($3,617)   ($4,557)   ($5,175)

     *Earnings consist of net income (loss) plus fixed charges less capitalized interest and preferred stock dividends. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expense we believe to be representative of interest.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities, and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at June 30, 2001 all of our holdings were in instruments maturing in 3 years or less.

     The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2001.

                            2002            2003            2004           Total      Fair Value
                        ----------------------------------------------------------------------------
Fixed Rate              $124,715,000    $ 46,136,000    $ 30,499,000    $201,350,000    $202,281,000
Average Interest Rate           5.01%           4.29%           5.98%           4.90%             --
Variable Rate              3,920,000              --              --       3,920,000              --
Average Interest Rate            4.0%             --              --             4.8%      3,874,000
                        ----------------------------------------------------------------------------
                        $128,635,000    $ 46,136,000    $ 30,499,000    $205,270,000    $206,155,000
                        ============================================================================

Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this report commencing on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

     The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on December 4, 2001.

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

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                    Page Number
                                                                        or
Exhibit                                                            Incorporation
Number    Description                                               By Reference
------    -----------                                               ------------

3(i)      Certificate of Incorporation as amended                             ~~
3(ii)     By laws, as amended                                             *(4.2)
3(iv)     Amendment to Certificate of Incorporation dated
          January 5, 1998                                                ##3(iv)
4.1       Indenture dated as of June 26, 2001, between the
          Company and Wilmington Trust Company, as trustee,
          including the form of 4 1/2% Convertible
          Subordinated Note due 2008 attached as Exhibit A
          thereto                                                      ++++(4.1)
4.2       Registration Rights Agreement dated as of June 26,
          2001, between the Company and the initial
          purchasers                                                   ++++(4.2)
10.1      Form of Change of Control Agreements dated as of
          January 20, 1995 entered into with the Company's
          Executive Officers                                           ###(10.2)
10.2      Lease - 300-C Corporate Court, South Plainfield,
          New Jersey                                                   ***(10.3)
10.3      Lease dated April 1, 1995 regarding 20 Kingsbridge
          Road, Piscataway, New Jersey                                 ###(10.7)
10.4      Lease 300A-B Corporate Court, South Plainfield,
          New Jersey                                                   ++(10.10)
10.5      Form of Stock Purchase Agreement between the
          Company and the purchasers of the Series A
          Cumulative Convertible Preferred Stock                        +(10.11)
10.6      Employment Agreement with Peter G. Tombros dated
          as of August 10, 2000                                        //(10.15)
10.7      Stock Purchase Agreement dated as of June 30, 1995            ~(10.16)
10.8      Independent Directors' Stock Plan                           ~~~(10.24)
10.9      Underwriting Agreement dated March 20, 2000 with
          Morgan Stanley & Co. Inc., CIBC World Markets
          Corp., and SG Cowen Securities Corporation                    /(10.29)
10.10     Employment Agreement dated May 9, 2001, between
          the Company and Arthur J. Higgins                           ///(10.30)
10.11     Amendment dated May 23, 2001, to Employment
          Agreement between the Company and Arthur J.
          Higgins dated May 9, 2001                                   ///(10.31)
10.12     Form of Restricted Stock Award Agreement between
          the Company and Arthur J. Higgins                            ////(4.3)
10.13     Form of Employee Retention Agreement dated as of
          August 3, 2001 between the Company and certain key
          employees                                                            !
12.1      Computation of Ratio of Earnings to Fixed Charges                    !
21.0      Subsidiaries of Registrant                                           !
23.0      Consent of KPMG LLP                                                  !

!    Filed herewith

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

++++ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-67509) filed with the Commission and incorporated herein by reference thereto.

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

/// Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on June 13, 2001 and incorporated herein by reference thereto.

//// Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-64110) filed with the Commission and incorporated herein by reference thereto.

(b) Reports on Form 8-K.

     On May 7, 2001, we filed with the Commission a Current Report on Form 8-K dated May 7, 2001 reporting the initiation of patient dosing in a Phase I clinical trial for PEG-paclitaxel designed to determine the safety, tolerability, and pharmacology of PEG-paclitaxel in patients with advanced solid tumors and lymphomas.

     On May 9, 2001, we filed with the Commission a Current Report on Form 8-K dated May 8, 2001 reporting our financial results for the third quarter of fiscal year 2001.

     On May 23, 2001, we filed with the Commission a Current Report on Form 8-K dated May 22, 2001 reporting that Schering-Plough released the interim results of two ongoing investigational clinical studies with once-weekly PEG-INTRON(TM) (peginterferon alfa-2b) Injection plus daily REBETOL(R) (Ribavirin, USP) Capsules in patients with chronic hepatitis C who did not respond to, or had relapsed following previous interferon-based therapy. The study evaluating two different doses of both PEG-INTRON(TM) and REBETOL(R) showed that 35 percent of patients who did not respond to prior combination therapy had a virologic response after 24 weeks of treatment (half way through the therapy).

     On May 24, 2001, we filed with the Commission a Current Report on Form 8-K dated May 24, 2001 reporting that Arthur J. Higgins became our President and Chief Executive Officer.

     On June 13, 2001, we filed with the Commission a Current Report on Form 8-K dated June 7, 2001 reporting that Schering-Plough completed its Phase III study comparing PEG-INTRON(TM) (peginterferon alfa-2b) Injection to INTRON(R) A (interferon alfa-2b) Injection in patients with newly diagnosed chronic myelogenous leukemia (CML). In the study, although PEG-INTRON(TM) administered once weekly demonstrated clinical comparability to INTRON(R) A administered daily, the efficacy result for PEG-INTRON(TM) did not meet the protocol-specified statistical criteria for non-inferiority - the primary endpoint in the study. In addition, we reported that Peter Tombros resigned as one of our Directors as of June 7, 2001.

     On June 14, 2001, we filed with the Commission a Current Report on Form 8-K dated June 14, 2001 reporting that we intended to make a private offering of $400 million of Convertible Subordinated Notes due 2008 with an option to issue an additional $60 million of notes.

     On June 21, 2001, we filed with the Commission a Current Report on Form 8-K dated June 21, 2001 reporting the private placement of $400 million principal amount of 4 1/2 % Convertible Subordinated Notes due 2008 with an option for the initial purchasers to purchase an additional $60 million of notes.

                                   ENZON, INC.

Dated: September 28, 2001                       by: /s/ ARTHUR J. HIGGINS
                                                    ----------------------------
                                                    Arthur J. Higgins
                                                    President and Chief
                                                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Name                           Title                      Date
           ----                           -----                      ----

 /s/ ARTHUR J. HIGGINS        President, Chief Executive      September 28, 2001
---------------------------   Officer and Director
Arthur J. Higgins             (Principal Executive Officer)

 /s/ KENNETH J. ZUERBLIS      Vice President, Finance,        September 28, 2001
---------------------------   Chief Financial Officer and
Kenneth J. Zuerblis           Corporate Secretary
                              (Principal Financial and
                              Accounting Officer)

 /s/ RANDY H. THURMAN         Chairman of the Board           September 28, 2001
---------------------------
Randy H. Thurman

 /s/ DAVID S. BARLOW          Director                        September 28, 2001
---------------------------
David S. Barlow

 /s/ ROLF A. CLASSON          Director                        September 28, 2001
---------------------------
Rolf A. Classon

/s/ ROSINA B. DIXON           Director                        September 28, 2001
---------------------------
Rosina B. Dixon

 /s/ DAVID W. GOLDE           Director                        September 28, 2001
---------------------------
David W. Golde

 /s/ ROBERT LEBUHN            Director                        September 28, 2001
---------------------------
Robert LeBuhn

                          ENZON, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets - June 30, 2001 and 2000                F-3

         Consolidated Statements of Operations - Years ended
          June 30, 2001, 2000 and 1999                                       F-4

         Consolidated Statements of Stockholders' Equity -
          Years ended June 30, 2001, 2000 and 1999                           F-5

         Consolidated Statements of Cash Flows - Years ended
          June 30, 2001, 2000 and 1999                                       F-7

         Notes to Consolidated Financial Statements - Years ended
          June 30, 2001, 2000 and 1999                                       F-8

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP


Short Hills, New Jersey
August 21, 2001

                          ENZON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2001 and 2000

                                                                     2001             2000
                                                                -------------    -------------
ASSETS
 Current assets:
   Cash and cash equivalents                                    $ 310,223,837    $  31,935,410
   Short-term investments                                         129,520,083       16,986,278
   Accounts receivable                                             11,087,748        5,442,455
   Inventories                                                      1,852,144          946,717
   Other current assets                                             2,837,199        2,269,884
                                                                -------------    -------------
Total current assets                                              455,521,011       57,580,744
                                                                -------------    -------------
Property and equipment                                             13,181,671       12,439,729
  Less accumulated depreciation and amortization                    9,761,999       10,650,859
                                                                -------------    -------------
                                                                    3,419,672        1,788,870
Other assets:
  Investments                                                      76,675,557       69,557,482
  Deposits                                                            528,150          426,731
  Deferred offering costs                                          12,774,951               --
  Patents, net                                                        756,476          898,423
                                                                -------------    -------------
                                                                   90,735,134       70,882,636
                                                                -------------    -------------
   Total assets                                                 $ 549,675,817    $ 130,252,250
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                               $   4,670,259    $   2,465,360
 Accrued expenses                                                   4,740,081        5,706,811
                                                                -------------    -------------
   Total current liabilities                                        9,410,340        8,172,171
                                                                -------------    -------------
Accrued rent                                                          581,438          607,914
Unearned revenue                                                      694,814          510,001
Notes payable                                                     400,000,000               --
                                                                -------------    -------------
                                                                  401,276,252        1,117,915
                                                                -------------    -------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock-$.01 par value, authorized 3,000,000 shares;
  issued and outstanding 7,000 shares in 2001 and 2000
  (liquidation preference aggregating $333,000 in 2001 and
  $319,000 in 2000)                                                        70               70
 Common stock-$.01 par value, authorized 60,000,000 shares;
  shares issued and outstanding 41,990,859 shares in 2001
  and 40,838,115 shares in 2000                                       419,909          408,381
 Additional paid-in capital                                       257,682,479      250,567,774
 Accumulated other comprehensive income                               884,935               --
 Deferred compensation                                             (1,509,171)              --
 Accumulated deficit                                             (118,488,997)    (130,014,061)
                                                                -------------    -------------
   Total stockholders' equity                                     138,989,225      120,962,164
                                                                -------------    -------------
   Total liabilities and stockholders' equity                   $ 549,675,817    $ 130,252,250
                                                                =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2001, 2000 and 1999

                                                    2001            2000            1999
                                                ------------    ------------    ------------
Revenues:
 Net sales                                      $ 20,940,633    $ 15,557,906    $ 12,855,995
 Royalties                                         8,254,368          33,582              --
 Contract revenue                                  2,392,708       1,426,309         302,212
                                                ------------    ------------    ------------
    Total revenues                                31,587,709      17,017,797      13,158,207
                                                ------------    ------------    ------------
Costs and expenses:
 Cost of sales                                     3,864,284       4,888,357       4,309,956
 Research and development expenses                13,051,714       8,382,772       6,835,521
 Selling, general and administrative expenses     11,795,398      12,956,118       8,133,366
                                                ------------    ------------    ------------
    Total costs and expenses                      28,711,396      26,227,247      19,278,843
                                                ------------    ------------    ------------
    Operating income (loss)                        2,876,313      (9,209,450)     (6,120,636)
                                                ------------    ------------    ------------
Other income (expense):
 Interest and dividend income                      8,401,526       2,943,311       1,145,009
 Interest expense                                   (275,049)         (4,051)         (8,348)
 Other                                                10,627         (36,274)         64,767
                                                ------------    ------------    ------------
                                                   8,137,104       2,902,986       1,201,428
                                                ------------    ------------    ------------

    Net income (loss) before taxes                11,013,417      (6,306,464)     (4,919,208)

Tax benefit                                          511,647              --              --
                                                ------------    ------------    ------------

Net income (loss)                               $ 11,525,064    ($ 6,306,464)   ($ 4,919,208)
                                                ============    ============    ============

Basic earnings (loss) per common share                 $0.28          ($0.17)         ($0.14)
                                                ============    ============    ============

Diluted earnings (loss) per common share               $0.26          ($0.17)         ($0.14)
                                                ============    ============    ============

Weighted average number of common
 shares outstanding - basic                       41,602,104      38,172,515      35,699,133
                                                ============    ============    ============

Weighted average number of common shares
 and dilutive potential common shares
 outstanding                                      43,606,194      38,172,515      35,699,133
                                                ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2001, 2000 and 1999

                                               Preferred stock                                Common stock
                               ---------------------------------------------    --------------------------------------------
                                                                                                                Additional
                                 Amount    Number of       Par      Amount       Number of        Par             paid-in
                               per share     Shares       Value    per share       Shares        Value            capital
                               ---------     ------       -----    ---------       ------        -----            -------
Balance, July 1, 1998                        107,000     $1,070                 31,341,353      313,414         $123,453,874
Common stock issued for
  exercise of non-qualified
  stock options                     --            --         --       4.40       1,000,919       10,009            4,396,477
Common stock issued for
  exercise of common
  stock warrants                    --            --         --       2.50         150,000        1,500              373,500
Net proceeds from Private
  Placement, July 1998              --            --         --       4.75       3,983,000       39,830           17,510,265
Common stock issued for
  Independent Directors'
  Stock Plan                        --            --         --       8.88           8,514           84               75,539
Common stock options and
  warrants issued for
  consulting services               --            --         --         --              --           --            1,130,683
Common stock issued for
  consulting services               --            --         --       6.13           4,898           49               29,951
Net loss                            --            --         --         --              --           --                   --
                                 -----      --------     ------     ------      ----------     --------         ------------
Balance, June 30, 1999                       107,000      1,070                 36,488,684      364,886          146,970,289
Common stock issued for
  exercise of non-qualified
  stock options                     --            --         --       4.25         807,181        8,072            3,286,246
Common stock issued for
  conversion of Series A
  preferred stock                25.00      (100,000)    (1,000)     11.00         227,271        2,273               (1,273)
Dividends issued on Series A
  preferred stock                   --            --         --         --              --           --                   --
Common stock issued for
  exercise of common stock
  warrants                          --            --         --       4.57       1,012,116       10,121            4,395,803
Net Proceeds from common
  stock offering                                                     44.50       2,300,000       23,000           95,647,262
Common stock issued for
  Independent Directors'
  Stock Plan                        --            --         --      30.82           2,863           29               88,208
Common stock options issued
  for consulting services           --            --         --         --              --           --              181,239
Net loss                            --            --         --         --              --           --                   --
Balance, June 30, 2000,          -----      --------     ------     ------      ----------     --------         ------------
  carried forward                              7,000        $70                 40,838,115     $408,381         $250,567,774

                                        Other
                                    Comprehensive     Deferred         Accumulated
                                        Income      Compensation         Deficit               Total
                                        ------      ------------         -------               -----
Balance, July 1, 1998                     --              --          ($116,841,818)         $6,926,540
Common stock issued for
  exercise of non-qualified
  stock options                           --              --                     --           4,406,486
Common stock issued for
  exercise of common
  stock warrants                          --              --                     --             375,000
Net proceeds from Private
  Placement, July 1998                    --              --                     --          17,550,095
Common stock issued for
  Independent Directors'
  Stock Plan                              --              --                     --              75,623
Common stock options and
  warrants issued for
  consulting services                     --              --                     --           1,130,683
Common stock issued for
  consulting services                     --              --                     --              30,000
Net loss                                  --              --             (4,919,208)         (4,919,208)
                                        ----            ----          -------------        ------------
Balance, June 30, 1999                                                 (121,761,026)         25,575,219
Common stock issued for
  exercise of non-qualified
  stock options                           --              --                     --           3,294,318
Common stock issued for
  conversion of Series A
  preferred stock                         --              --                     --                  --
Dividends issued on Series A
  preferred stock                                                        (1,946,571)         (1,946,571)
Common stock issued for
  exercise of common stock
  warrants                                --              --                     --           4,405,924
Net Proceeds from common
  stock offering                          --              --                     --          95,670,262
Common stock issued for
  Independent Directors'
  Stock Plan                              --              --                     --              88,237
Common stock options issued
  for consulting services                 --              --                     --             181,239
Net loss                                  --              --             (6,306,464)         (6,306,464)
Balance, June 30, 2000,                 ----            ----          -------------        ------------
  carried forward                         --              --          ($130,014,061)       $120,962,164


The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                    Years ended June 30, 2001, 2000 and 1999

                                               Preferred stock                                Common stock
                               ---------------------------------------------     ------------------------------------------
                                                                                                                Additional
                                 Amount    Number of       Par      Amount       Number of        Par             paid-in
                               per share     Shares       Value    per share       Shares        Value            capital
                               ---------     ------       -----    ---------       ------        -----            -------
Balance June 30, 2000,
  brought forward                             7,000        $70        5.25       40,838,115     $408,381       $250,567,774
Common stock issued for
  exercise of non-qualified
  stock options                    --            --         --          --        1,032,468       10,325          5,345,647
Issuance of restricted
  common stock                     --            --         --       61.40           25,000          250          1,534,750
Common stock issued on
  conversion of common
  stock warrants                   --            --         --        1.79           93,993          940            167,810
Common stock issued for
  Independent Directors'
  Stock Plan                       --            --         --       51.84            1,283           13             66,498
Amortization of deferred
  compensation                     --            --         --          --               --           --                 --
Unrealized gain on
  securities                       --            --         --          --               --           --                 --
Net income                         --            --         --          --               --           --                 --
                                 ----         -----        ---                   ----------     --------       ------------
Balance, June 30, 2001                        7,000        $70                   41,990,859     $419,909       $257,682,479
                                 ====         =====        ===                   ==========     ========       ============

                                    Other
                                Comprehensive     Deferred         Accumulated
                                    Income      Compensation         Deficit            Total
                                    ------      ------------         -------            -----
Balance June 30, 2000,
  brought forward                       --               --      ($130,014,061)     $120,962,164
Common stock issued for
  exercise of non-qualified
  stock options                         --               --                 --         5,355,972
Issuance of restricted
  common stock                          --       (1,534,750)                --               250
Common stock issued on
  conversion of common
  stock warrants                        --               --                 --           168,750
Common stock issued for
  Independent Directors'
  Stock Plan                            --               --                 --            66,511
Amortization of deferred
  compensation                          --           25,579                 --            25,579
Unrealized gain on
  securities                       884,935               --                 --           884,935
Net income                              --               --         11,525,064        11,525,064
                                  --------      ------------     --------------     ------------
Balance, June 30, 2001            $884,935      ($1,509,171)     ($118,488,997)     $138,989,225
                                  ========      ============     ==============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2001, 2000 and 1999

                                                           2001             2000             1999
                                                       ------------      -----------      -----------
Cash flows from operating activities:
 Net income (loss)                                      $11,525,064      ($6,306,464)     ($4,919,208)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                           587,495          499,245          835,503
    Amortization of Bond Premium/Discount                  (830,481)              --               --
    Loss (gain) on retirement of assets                       2,746           36,274          (38,521)
    Non-cash expense for issuance of restricted
      common stock, warrants, and options                    92,090          269,476        1,236,306
Changes in operating assets and liabilities:
   Increase in accounts receivable                       (5,645,293)        (837,608)      (2,304,801)
   (Increase) decrease in inventories                      (905,427)         379,884         (304,071)
   Increase in other current assets                        (567,315)      (1,232,483)        (586,375)
   (Increase) decrease in deposits                         (101,419)         326,952         (288,936)
   Increase in accounts payable                           2,204,899          749,271            4,233
   (Decrease) Increase in accrued expenses                 (966,730)        (473,442)       2,691,353
   Decrease in accrued rent                                 (26,476)         (26,476)         (92,770)
   Increase (decrease) in unearned revenue                  184,814         (300,363)         (76,558)
                                                       ------------      -----------      -----------
     Net cash provided by (used in) operating
          Activities                                      5,553,967       (6,915,734)      (3,843,845)
                                                       ------------      -----------      -----------
Cash flows from investing activities:
   Capital expenditures                                  (2,082,621)        (768,415)        (424,670)
   Proceeds from sale of equipment                            3,525               --          131,932
   Proceeds from sale of investments                         24,972               --               --
   Purchase of investments                             (163,244,000)     (90,478,010)              --
   Maturities of investments                             45,303,000        4,000,000               --
   Decrease in long-term investments                        (20,437)              --              179
                                                       ------------      -----------      -----------
       Net cash used in investing activities           (120,015,561)     (87,246,425)        (292,559)
                                                       ------------      -----------      -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                 5,524,972      103,370,504       22,331,581
   Proceeds from issuance of notes                      400,000,000               --               --
   Deferred offering costs                              (12,774,951)              --               --
   Preferred stock dividends paid                                --       (1,946,571)              --
                                                       ------------      -----------      -----------
       Net cash provided by financing activities        392,750,021      101,423,933       22,331,581
                                                       ------------      -----------      -----------
       Net increase in cash and cash equivalents        278,288,427        7,261,774       18,195,177
Cash and cash equivalents at beginning of year           31,935,410       24,673,636        6,478,459
                                                       ------------      -----------      -----------
Cash and cash equivalents at end of year               $310,223,837      $31,935,410      $24,673,636
                                                       ============      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    Years ended June 30, 2001, 2000 and 1999

(1)  Company Overview

          Enzon, Inc. ("Enzon" or "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company was originally incorporated in 1981. To date, the Company's sources of cash have been the proceeds from the sale of its equity and debt securities through public offerings and private placements, sales of ADAGEN(R), and ONCASPAR(R), royalties on sales of PEG-INTRON(TM), sales of its products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances. The manufacturing and marketing of pharmaceutical products in the United States is subject to stringent governmental regulation, and the sale of any of the Company's products for use in humans in the United States will require the prior approval of the United States Food and Drug Administration ("FDA"). To date, ADAGEN, ONCASPAR and PEG-INTRON are the only products of the Company which have been approved by the FDA, all of which utilize the Company's PEG technology.

(2)  Summary of Significant Accounting Policies

     Consolidated Financial Statements

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting for Derivative and Hedging Activities

          Effective  July  1,  2000,  the  Company  adopted  the  provisions  of
     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes new accounting and reporting guidelines for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the consolidated balance sheet and measurement of those derivatives at fair value. The adoption of SFAS 133 did not have any effect on the Company's results of operations or financial position, as the Company does not use any derivatives.

     Investments

          The Company classifies its debt and marketable equity securities into held-to-maturity or available-for-sale categories. Debt and marketable equity securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in stockholders' equity. As of June 30, 2001, all of the Company's debt and marketable equity securities were classified as available-for sale as the Company does not have the intent to hold them to maturity.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at June 30, 2001 were as follows:

                                                     Gross
                                                  Unrealized         Gross
                                 Amortized          Holding        Unrealized        Fair Market
                                    Cost             Gains       Holding Losses         Value
                                ------------     ------------    --------------      ------------
U.S. Government agency debt      $19,921,000         $467,000               --       $20,388,000
U.S. Corporate debt              171,807,000          520,000         (253,000)      172,074,000
Foreign corporate debt            13,542,000          151,000               --        13,693,000
                                ------------     ------------     ------------      ------------
                                $205,270,000       $1,138,000        ($253,000)     $206,155,000
                                ============     ============     ============      ============


     Maturities of debt securities classified as available-for-sale were as follows at June 30, 2001:

Years ended June, 30                        Amortized Cost     Fair Market Value
                                            --------------     -----------------
2002                                          $128,635,000          $129,485,000
2003                                            46,136,000            46,108,000
2004                                            30,499,000            30,562,000
                                            --------------     -----------------
                                              $205,270,000          $206,155,000
                                            ==============     =================

     Gross realized gains from the sale of investment securities included in income for the year ended June 30, 2001 were $178,000.

     At June 30, 2000, the Company's debt and marketable equity securities were classified as held-to-maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost.

     As of June 30, 2000, the amortized cost, gross unrealized holding gains or losses, and fair value for securities held-to-maturity by major security type were as follows:

                                                     Gross
                                                  Unrealized         Gross
                                 Amortized          Holding        Unrealized       Fair Market
                                    Cost             Gains       Holding Losses        Value
                                ------------     ------------    --------------     ------------

U.S. Government agency debt       $3,630,000         $134,000               --        $3,764,000
U.S. Corporate debt               87,881,000          112,000         (143,000)       87,850,000
Foreign corporate debt            13,649,000               --          (86,000)       13,563,000
                                ------------     ------------     ------------      ------------
                                $105,160,000         $246,000        ($229,000)     $105,177,000
                                ============     ============     ============      ============

     Included in cash and cash equivalents at June 30, 2000 were $18,681,000 of debt securities, which matured prior to October 30, 2000.

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

          Patents related to the acquisition of SCA Ventures, Inc., formerly Genex Corporation, were recorded at their fair value at the date of acquisition and are being amortized over the estimated useful lives of the patents ranging from 8 to 17 years. Accumulated amortization as of June 30, 2001 and 2000 was $1,372,000 and $1,230,000, respectively.

          Costs related to the filing of patent applications related to the Company's products and technology are expensed as incurred.

     Property and Equipment

          Property and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred; significant renewals and improvements are capitalized.

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     Revenue Recognition

          Revenues from the sale of the Company's products that are sold are recognized at the time of shipment and provision is made for estimated returns. Reimbursement for ADAGEN sold directly to third party payers is handled on an individual basis due to the high cost of treatment and limited patient population. Because of the uncertainty of reimbursement and the Company's commitment of supply to the patient regardless of whether or not the Company will be reimbursed, revenues for the sale of ADAGEN are recognized when reimbursement from third party payers becomes likely.

          Royalties under the Company's license agreements with third parties are recognized when earned (See note 10).

          Contract revenues are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned. Non-refundable payments received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

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

          The Company issued 25,000 shares of restricted stock to its President and Chief Executive Officer in conjunction with his commencement of employment. The fair value of the shares on the grant date will be expensed over the vesting period of the stock.

     Financial Instruments

          The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The interest rates on notes payable approximates rates for similar types of borrowing arrangements at June 30, 2001 and therefore the fair value of the notes payable approximates the carrying value at June 30, 2001.

     Cash Flow Information

          The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

          There were no conversions of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock" or "Series A Preferred Shares") during the years ended June 30, 2001 and 1999. During the year ended June 30, 2000, 100,000 shares of Series A Preferred Stock were converted to 227,271 shares of Common Stock. Accrued dividends of $1,947,000 on the Series A Preferred Shares that were converted, were settled by cash payments. Additionally, cash payments totaling $19 were made for fractional shares related to the conversions.

          Cash payments for interest were approximately $25,000, $4,000 and $8,000 for the years ended June 30, 2001, 2000 and 1999, respectively. There were no income tax payments made for the years ended June 30, 2001, 2000 and 1999.

(3)  Comprehensive Income

     The following table reconciles net income (loss) to comprehensive income
     (loss):

                                                Years ended June 30,
                                        --------------------------------------
                                            2001         2000          1999
                                        -----------  -----------   -----------
     Net income (loss)                  $11,525,000  ($6,306,000)  ($4,919,000)
     Unrealized gain on securities          885,000           --            --
                                        -----------  -----------   -----------

     Total comprehensive income (loss)  $12,410,000  ($6,306,000)  ($4,919,000)
                                        ===========  ===========   ===========

(4)  Earnings (loss) Per Common Share

          Basic earnings (loss) per share is computed by dividing the net income
     (loss) available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the year ended June 30, 2001, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the outstanding Series A Preferred Stock. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") have not been included as the effect of their inclusion would be antidilutive. For the years ended June 30, 2000 and 1999, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation as the effect of their inclusion would be antidilutive due to the net loss recorded for those periods. As of June 30, 2001, the Company had 9,866,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     The following table reconciles the basic and diluted earnings (loss) per share calculation:

                                                 Years ended June 30,
                                       ----------------------------------------
                                           2001          2000           1999
                                       ----------------------------------------
     Net income (loss)                 $11,525,000   ($6,306,000)   ($4,919,000)
     Less:  preferred stock dividends
                                            14,000        14,000        214,000
                                       -----------  ------------   ------------
     Net income (loss) available
        to common stockholders         $11,511,000   ($6,320,000)   ($5,133,000)
                                       ===========  ============   ============

     Weighted average number of
        common shares issued and
        outstanding - basic             41,602,104    38,172,515     35,699,133
     Effect of dilutive common stock
     equivalents:
        Conversion of preferred stock       16,000            --             --
        Exercise of non-qualified
          stock options                  1,988,090            --             --
                                       -----------  ------------   ------------
                                        43,606,194    38,172,515     35,699,133
                                       ===========  ============   ============

(5)  Inventories

     Inventories consist of the following:

                                   June 30,
                          ------------------------
                                2001          2000
                                ----          ----
     Raw materials          $421,000      $283,000
     Work in process         737,000       504,000
     Finished goods          694,000       160,000
                          ----------      --------
                          $1,852,000      $947,000
                          ==========      ========

(6)  Property and Equipment

     Property and equipment consist of the following:

                                ---------------------------     Estimated
                                    2001            2000        useful lives
                                    ----            ----        ------------
     Equipment                   $8,692,000      $8,356,000        3-7 years
     Vehicles                     1,446,000       1,440,000          7 years
     Leasehold improvements          24,000          24,000          3 years
                                  3,020,000       2,619,000       3-15 years
                                -----------     -----------
                                $13,182,000     $12,439,000
                                ===========     ===========

          During the years ended June 30, 2001 and 2000, the Company's fixed asset disposals were approximately $991,000 and $383,000, respectively.

          Depreciation and amortization charged to operations relating to property and equipment totaled $442,000, $348,000 and $692,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Long-term debt

          In June 2001, the Company completed a private placement of $400,000,000 in 4.5% Convertible Subordinated Notes due July 1, 2008 (the "Notes"). The Company received net proceeds from this offering of $387,200,000, after deducting costs associated with the offering. The Notes bear interest at an annual rate of 4.5%. Accrued interest on the Notes was approximately $250,000 as of June 30, 2001. The holders may convert all or a portion of the Notes into Common Stock at any time on or before July 1, 2008. The Notes are convertible into Common Stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The Notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, the Company may redeem any or all of the Notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a "fundamental change", as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem the Notes at a price equal to 100 percent of the principal amount. In August 2001, the Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the Notes and the Common Stock issuable upon conversion of the Notes.

(8)  Stockholders' Equity

          During the year ended June 30, 2001, the Company issued 25,000 shares of restricted Common Stock to its President and Chief Executive Officer. Such shares were issued in conjunction with an employment agreement and vest ratably over five years. Total compensation expense of approximately $1.5 million shall be recognized over the five year vesting period.

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

     Series A Preferred Stock

          The Company's Series A Preferred Shares are convertible into Common Stock at a conversion rate of $11 per share. The value of the Series A Preferred Shares for conversion purposes is $25 per share. Holders of the Series A Preferred Shares are entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. Dividends on the Series A Preferred Shares are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the Board of Directors deems it appropriate in light of the Company's then current financial condition. No dividends are to be paid or set apart for payment

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     on the Company's Common Stock, nor are any shares of Common Stock to be redeemed, retired or otherwise acquired for valuable consideration unless the Company has paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A Preferred Shares. Holders of the Series A Preferred Shares are entitled to one vote per share on matters to be voted upon by the stockholders of the Company. As of June 30, 2001 and 2000, undeclared accrued dividends in arrears were $158,000 or $22.54 per share and $144,000 or $20.54 per share, respectively. All Common Shares are junior in rank to the Series A Preferred Shares, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company.

     Common Stock

          Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

          As of June 30, 2001, the Company has reserved its common shares for special purposes as detailed below:

                Shares issuable upon conversion of
                Series A Preferred Shares                          30,000
                Non-Qualified Stock Option Plan                 4,201,000
                Shares issuable upon conversion of Notes        5,635,000
                                                                ---------
                                                                9,866,000
                                                                =========

     Common Stock Warrants

          As of June 30, 2001, there were no warrants outstanding.

          During the year ended June 30, 2001, warrants were exercised to purchase 94,000 shares of the Company's Common Stock. Of this amount 34,000 warrants were issued in connection with the Company's January and March 1996 private placements of Common Stock and 60,000 were issued during the year ended June 30, 1999 as compensation for consulting services.

          During the year ended June 30, 2000, warrants were exercised to purchase 1,012,000 shares of the Company's Common Stock. Of this amount, 702,000 warrants were issued in connection with our January 1996 private placement and 134,000 were issued during the year ended June 30, 1999 as compensation for consulting services. The exercise price of and the number of shares issuable under these warrants were adjusted under standard anti-dilution provisions, as defined in the warrants.

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

          During the year ended June 30, 1999, the Company issued 200,000 five-year warrants to purchase its Common Stock at $6.50 per share, the closing price of the Common Stock on the date of grant. The warrants are consideration for consulting services to be rendered through February 2002. The estimated fair value of the warrants of approximately $917,000 is being amortized over the service period of three years. The unamortized portion is included as a component of other assets with the corresponding current portion included in other current assets on the consolidated balance sheet as of June 30, 2001 and 2000.

(9)  Independent Directors' Stock Plan

          On December 3, 1996, the stockholders voted to approve the Company's Independent Directors' Stock Plan, which provides for compensation in the form of quarterly grants of Common Stock to non-executive, independent directors serving on the Company's Board of Directors. Each independent director is granted shares of Common Stock equivalent to $2,500 per quarter plus $500 per Board of Director's meeting attended. The number of shares issued is based on the fair market value of Common Stock on the last trading day of the applicable quarter. In October 2000, the Compensation Committee of the Board of Directors amended the Plan to provide that the Independent Directors will be entitled to elect to receive up to 50% of the fees payable in cash with the remainder of the fee to be paid in Common Stock. During the years ended June 30, 2001, 2000 and 1999, the Company issued 1,000, 3,000 and 9,000 shares of Common Stock, respectively, to independent directors, pursuant to the Independent Directors' Stock Plan.

(10) Non-Qualified Stock Option Plan

          In November 1987, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"). As of June 30, 2001, 4,201,000 shares of Common Stock were reserved for issuance pursuant to options, which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options granted must be at least 100% of the fair market value of the stock at the time the option is granted. Options may be exercised for a period of up to ten years from the date they are granted. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for
     Stock-Based Compensation". The Company continues to use APB No. 25, "Accounting for Stock Issued to Employees," to account for the Stock Option Plan. All options granted under the Stock Option Plan are granted with exercise prices which equal or exceed the fair market value of the stock at the date of grant. Accordingly, there is no compensation expense recognized for options granted to employees.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

          The following pro forma financial information shows the effect and the Company's net income (loss) and net income (loss) per share, had compensation expense been recognized consistent with the fair value method of SFAS 123.

                                                        2001           2000            1999
                                                        ----           ----            ----
Net income (loss) - as reported                     $11,525,000    ($6,306,000)    ($4,919,000)
Net income (loss) - pro forma                         1,609,000   ($10,008,000)    ($7,289,000)
Net income (loss) per diluted share - as reported         $0.26         ($0.17)         ($0.14)
Net income (loss) per diluted share - pro forma           $0.04         ($0.26)         ($0.21)

          The fair value of each option granted during the three years ended June 30, 2001 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected term of five years, (iii) volatility of 83%, 84% and 86% and (iv) a risk-free interest rate of 5.72%, 6.19% and 5.06% for the years ended June 30, 2001, 2000 and 1999, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2001, 2000 and 1999 was $56.79, $33.78 and $9.68 per share, respectively.

     The following is a summary of the activity in the Company's Stock Option
     Plan:

                                                               Weighted
                                                                Average
                                                               Exercise        Range of
                                                   Shares        Price          Prices
                                                   ------        -----          ------
Outstanding at July 1, 1998                       4,422,000       4.06     $ 1.88 to $14.88
Granted at exercise prices which equaled the
   fair market value on the date of grant           475,000       9.68     $ 4.88 to $15.75
Exercised                                        (1,001,000)      4.40     $  2.00 to $9.88
Canceled                                           (172,000)      7.25     $ 2.81 to $14.50
                                                -----------
Outstanding at June 30, 1999                      3,724,000       4.51     $ 1.88 to $15.75

Granted at exercise prices which equaled
   the fair market value on the date of grant       302,000      33.78     $21.50 to $69.50
Exercised                                          (809,000)      4.25     $ 2.06 to $32.00
Canceled                                            (11,000)     20.53     $ 6.00 to $37.38
                                                -----------
Outstanding at June 30, 2000                      3,206,000       7.35     $ 1.88 to $69.50

Granted at exercise prices which equaled
   the fair market value on the date of grant     1,150,000      56.79     $44.75 to $73.22
Exercised                                        (1,033,000)      5.25     $ 2.06 to $39.94
Canceled                                            (39,000)     36.31     $14.13 to $58.63
                                                -----------
Outstanding at June 30, 2001                      3,284,000      24.98     $ 1.88 to $73.22
                                                ===========

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     As of June 30, 2001, the Stock Option Plan had options outstanding and exercisable by price range as follows:

                                    Weighted
                                     Average    Weighted               Weighted
         Range of                   Remaining    Average                Average
         Exercise       Options    Contractual  Exercise    Options    Exercise
          Prices      Outstanding     Life       Price    Exercisable   Price
          ------      -----------     ----       -----    -----------   -----
       $1.88 - $2.69      418,000     3.22       $2.43        418,000    $2.43
       $2.75 - $2.94      451,000     4.76       $2.86        451,000    $2.86
       $3.38 - $3.50       82,000     4.11       $3.47         82,000    $3.47
       $3.56 - $4.50      442,000     2.93       $4.41        442,000    $4.41
      $4.63 - $14.13      452,000     6.93       $7.52        412,000    $6.87
     $15.75 - $44.75      707,000     8.74       $38.81       132,000   $34.73
     $47.19 - $70.00      692,000     9.68       $63.39         2,000   $59.60
     $70.69 - $73.22       40,000     9.32       $71.20                     --
                        ---------                           ---------
                        3,284,000     6.55       $24.98     1,939,000    $6.23
                        =========                           =========

(11) Income Taxes

          Under  the asset  and  liability  method  of  Statement  of  Financial
     Accounting Standards No. 109 ("SFAS 109"), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company was profitable for the year ended June 30, 2001, and accordingly the Company recognized a tax provision for the year ended June 30, 2001. The tax provision represents the Company's anticipated Alternative Minimum Tax liability based on the fiscal 2001 taxable income. The tax provision was offset by the sale of a portion of our net operating losses for the state of New Jersey. During March 2001, the Company sold approximately $9,255,000 of its state net operating loss carry forwards and recognized a tax benefit of $728,000 from this sale.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     At June 30, 2001 and 2000, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                          2001          2000
                                                          ----          ----
Deferred tax assets:
Inventories                                           $   116,000   $   603,000
Investment valuation reserve                               78,000        86,000
Contribution carryover                                     36,000        28,000
Compensated absences                                      190,000       157,000
Excess of financial statement over tax depreciation       862,000       924,000
Royalty advance - Aventis                                 396,000       395,000
Non-deductible expenses                                   315,000     1,025,000
Federal and state net operating loss carryforwards 63,662,000 50,808,000 Research and development and investment tax
Credit carryforwards                                    9,851,000     8,860,000
                                                      -----------   -----------
Total gross deferred tax assets                        75,506,000    62,886,000

Less valuation allowance                              (74,800,000)  (62,180,000)
                                                      -----------   -----------

Net deferred tax assets                                   706,000       706,000
                                                      -----------   -----------

Deferred tax liabilities:

Book basis in excess of tax basis of acquired assets     (706,000)     (706,000)
                                                      -----------   -----------

Net deferred tax                                      $         0   $         0
                                                      ===========   ===========

          A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net change in the total valuation allowance for the years ended June 30, 2001 and 2000 was an increase of $12,620,000 and $6,775,000, respectively. The tax benefit assumed using the federal statutory tax rate of 34% has been reduced to an actual benefit of zero excluding sale of net operating losses referred to above, due principally to the aforementioned valuation allowance. Subsequently recognized tax benefits as of June 30, 2001 attributed to stock option deductions of $26,500,000 relating to the valuation allowance for deferred tax assets will be allocated to additional paid-in capital.

          At June 30, 2001, the Company had federal net operating loss carryforwards of approximately $168,901,000 for tax reporting purposes, which expire in the years 2002 to 2021. The Company also has investment tax credit carryforwards of approximately $3,200 and federal research and development tax credit carryforwards of approximately $7,784,000 for tax reporting purposes, which expire in the years 2002 to 2021. In addition, the Company has $2,067,000 state research and development tax credit carryforwards, which expire in the years 2001 to 2008. The Company's ability to use such net operating loss, investment and research and development tax credits carryforwards are subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. Of the deferred tax asset valuation allowance related to the net operating loss carryforwards, approximately $66,479,000 relates to a tax deduction for non-qualified stock options. The Company will increase capital contributed in excess of par when these benefits are deemed to be realizable.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

          In addition, the net operating loss carryforward of $168,901,000 includes $39,945,000 from the acquisition of Enzon, Labs, Inc. which is limited to a maximum of $4,921,000.

(12) Significant Agreements

     Schering Agreement

          In  November  1990,  the  Company   entered  into  an  agreement  with
     Schering-Plough. Under this agreement, Schering-Plough agreed to apply Enzon's PEG technology to develop a modified form of Schering-Plough's INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing and manufacturing the product worldwide on an exclusive basis and Enzon will receive royalties on worldwide sales of PEG-INTRON for all indications. The royalty percentage to which Enzon is entitled will be lower in any country where a pegylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON, where such third party is not Hoffmann-La Roche.

          PEG-INTRON received marketing authorization in the European Union as a stand-alone therapy for hepatitis C in May 2000 and as a combination therapy with REBETOL in March 2001. Schering-Plough received FDA approval for PEG-INTRON as a stand-alone therapy for the treatment of hepatitis C in January 2001 and as a combination therapy with REBETOL for the treatment of hepatitis C in August 2001.

          In June 1999, the Company amended its agreement with Schering-Plough, which resulted in an increase in the effective royalty rate that it receives for PEG-INTRON sales. In exchange, the Company relinquished its option to retain exclusive U.S. manufacturing rights for this product. In addition, the Company granted Schering-Plough a non-exclusive license under some of its PEG patents relating to Branched or U-PEG technology. This license gives Schering-Plough the ability to sublicense rights under these patents to any party developing a competing interferon product. During August 2001, Schering-Plough, pursuant to a cross license agreement entered into as part of the settlement of certain patent lawsuits, granted Hoffmann-La Roche a sublicense under the Company's Branched PEG patents to allow Hoffmann-La Roche to make, use, and sell its pegylated alpha-interferon product, PEGASYS.

          In January 2001 the Company earned a final $2,000,000 million milestone payment upon the FDA's approval of PEG-INTRON and in February 2000 the Company earned a $1,000,000 million milestone payment when the FDA accepted the Biologics License Application, or BLA, for PEG-INTRON filed by Schering-Plough. These milestone payments were recognized when received, as the earnings process was complete. Schering-Plough's obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent of the Company to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country.

          Schering-Plough has the right to terminate this agreement at any time if the Company fails to maintain the requisite liability insurance of $5,000,000.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     Aventis Agreement

          Under the Company's Amended Aventis Pharmaceuticals, (formerly Rhone Poulenc Rorer Pharmaceuticals, Inc.) U.S. License Agreement (the "Amended License Agreement"), Enzon granted an exclusive license to Aventis to sell ONCASPAR in the U.S. Enzon has received licensing payments totaling $6,000,000 and is entitled to royalties on net sales of ONCASPAR. During July 2000, the Company further amended the license agreement with Aventis to increase the base royalty payable to the Company on net sales of ONCASPAR from 23.5% to 27.5% on annual sales up to $10,000,000 and 25% on annual sales exceeding $10,000,000. These royalty payments will include Aventis' cost of purchasing ONCASPAR under a separate supply agreement. The agreement was also extended until 2016. Additionally, the Amended License Agreement eliminated the super royalty of 43.5% on net sales of ONCASPAR which exceed certain agreed-upon amounts. The Amended Aventis U.S. License Agreement also provides for a payment of $3,500,000 in advance royalties, which was received in January 1995.

          The payment of royalties to Enzon under the Amended License Agreement will be offset by an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due to Aventis under the original License Agreement and interest expense. The royalty advance is shown as a long-term liability, with the corresponding current portion included in accrued expenses on the Consolidated Balance Sheets as of June 30, 2001 and 2000. The royalty advance will be reduced as royalties are recognized under the Amended License Agreement. Through June 30, 2001 an aggregate of $4,307,000 in royalties payable by Aventis has been offset against the original credit.

          The Amended License Agreement prohibits Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. The Amended License Agreement terminates in December 2016 but automatically renews for additional one-year periods unless either party notifies the other in writing that it intends not to renew the agreement at least three months prior to the end of the current term. It can be terminated earlier by either party due to a default by the other. In addition, Aventis may terminate the Amended License Agreement at any time upon one year's prior notice to the Company or if the Company is unable to supply product for more than 60 days under the Company's separate supply agreement with Aventis. When the Amended License Agreement terminates, all rights granted to Aventis under the agreement will revert to Enzon. Under a separate supply agreement, Aventis is required to purchase from Enzon all of its product requirements for sales of ONCASPAR in North America. If the Company is unable to supply product to Aventis, under the supply agreement for more than 60 days for any reason other than a force majeure event, Aventis may terminate the supply agreement and the Company will be required to exclusively license Aventis the know-how required to manufacture ONCASPAR for the period of time during which the agreement would have continued had the license agreement not been terminated.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     During August 2000, the Company made a $1,500,000 million payment to Aventis which was accrued at June 30, 2000 to settle a disagreement over the purchase price of ONCASPAR under the supply agreement and to settle Aventis' claim that Enzon should be responsible for Aventis' lost profits while ONCASPAR is under temporary labeling and distribution modifications. In November 1998, the Company and the FDA agreed to temporary labeling and distribution modifications for ONCASPAR, as a result of certain previously disclosed manufacturing problems. These temporary modifications resulted in Enzon, rather than Aventis distributing ONCASPAR directly to patients on an as needed basis.

          The settlement also calls for a payment of $100,000 beginning in May 2000 and for each month that expires prior to the resumption of normal distribution and labeling of this product by Aventis. During the quarter ended December 31, 2000, the FDA gave final approval to the Company's manufacturing changes, which were made to correct these problems, and all previously imposed restrictions on ONCASPAR were lifted. This will allow for resumption of normal distribution and labeling of this production by Aventis, which is expected to occur during the first quarter of calendar 2002.

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

          The Company also has a license agreement with Aventis for the Pacific Rim region, specifically, Australia, New Zealand, Japan, Hong Kong, Korea, China, Taiwan, Philippines, Indonesia, Malaysia, Singapore, Thailand and Vietnam, (the "Pacific Rim"). The agreement provides for Aventis to purchase ONCASPAR for the Pacific Rim from the Company at certain established prices which increase over the ten year term of the agreement. Under the agreement, Aventis is responsible for obtaining additional approvals and indications in the licensed territories. The agreement also provides for minimum purchase requirements for the first four years of the agreement.

     MEDAC Agreement

          The  Company  also  granted  an  exclusive  license  to  MEDAC to sell
     ONCASPAR and any PEG-asparaginase product, developed by the Company or MEDAC, during the term of the agreement in Western Europe, Turkey and Russia. The Company's supply agreement with MEDAC provides for MEDAC to purchase ONCASPAR from the Company at certain established prices, which increase over the initial five-year term of the agreement. Under the license agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, MEDAC is required to meet certain minimum purchase requirements. The MEDAC license terminates in October 2001. The Company is currently in negotiations with MEDAC to enter into a new license agreement.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     Gentiva Agreement

     The Company has an agreement with Gentiva Health Services ("Gentiva") to purchase and distribute ADAGEN and ONCASPAR in the United States and Canada. The agreement provides for Gentiva to purchase the products from the Company at prices established in the agreement. Gentiva also receives a service fee for the distribution of the products.

(13) Commitments and Contingencies

          In the course of normal operations, the Company is subject to the marketing and manufacturing regulations as established by the FDA. During fiscal 1999, the Company agreed with the FDA to temporary labeling and distribution modifications for ONCASPAR due to increased levels of particulates in certain batches of ONCASPAR, which the Company manufactured. The Company, rather than its marketing partner, Aventis, took over distribution of ONCASPAR directly to patients, on an as needed basis.

          During fiscal 2001, the FDA gave final approval to manufacturing changes which the Company made to correct these manufacturing, and all previous imposed restrictions were lifted. This will allow for the resumption of normal distribution and labeling of this product by the Company's partner, Aventis, which is expected to occur during the first quarter of calendar 2002.

          During August 2000, the Company made a $1.5 million payment to Aventis which was accrued for at June 30, 2000 to settle a disagreement over the purchase price of ONCASPAR under the supply agreement and to settle Aventis' claim that the Company should be responsible for Aventis' lost profits while ONCASPAR is under the temporary labeling and distribution modifications described above. The settlement also calls for a payment of $100,000 beginning in May 2000 and for each month that expires prior to Aventis' resumption of marketing and distribution of ONCASPAR.

          During April 2000, the Company agreed to binding arbitration to settle a lawsuit, filed by LBC Capital Resources, Inc. ("LBC") a former financial advisor, in the United States District Court for the District of New Jersey. The arbitrator awarded LBC a $6,000,000 judgment. In its suit LBC claimed that under a May 2, 1995 letter agreement between LBC and the Company, LBC was entitled to a commission in connection with the Company's January and March 1996 private placements, comprised of $675,000 and warrants to purchase 1,250,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. As a result of the arbitration award, the Company recognized a net charge to selling, general and administrative expenses of approximately $2,600,000 during the third quarter of the year ended June 30, 2000. The charge represents the net

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     profit and loss effect of the incremental reserves provided specifically for this litigation, offset by the reduction during the quarter of $2,900,000 of other contingency accruals that were deemed to not be required for certain other contingencies.

          The Company has agreements with certain members of its upper management, which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has an employment agreement, dated May 9, 2001 with its Chief Executive Officer which provides for severance payments in addition to the change in control provisions discussed above. In addition, the Company has entered into retention agreements with certain employees, which provide for payment in the event the employee is terminated prior to May 30, 2002.

(14) Leases

          The Company has several leases for office, warehouse, production and research facilities and equipment.

          Future minimum lease payments, net of subleases, for noncancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2001 are:

          Year ending                                           Operating
          June 30,                                                leases
          --------                                                ------
            2002                                                  $717,000
            2003                                                   779,000
            2004                                                   766,000
            2005                                                   765,000
            2006                                                   765,000
          Later years, through 2007                              1,222,000
                                                                ----------
          Total minimum lease payments                          $5,014,000
                                                                ==========

          Rent expense amounted to $856,000, $1,055,000 and $1,394,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

          For the year ended June 30, 1999, rent expense is net of subrental income of $110,000. As of June 30, 1999, the Company no longer subleased any portion of its facilities.

(15) Retirement Plans

          The Company maintains a defined contribution, 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. The Company's match is invested solely in a fund which purchases the Company's Common Stock in the open market. Total Company contributions for the years ended June 30, 2001, 2000 and 1999 were $156,000, $128,000 and $115,000, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(16) Accrued Expenses

          Accrued expenses consist of:

                                                  June 30,
                                          -----------------------
                                             2001         2000
                                             ----         ----

          Accrued wages and vacation      $1,596,000   $1,238,000
          Accrued Medicaid rebates           943,000      962,000
          Unearned revenue                   630,000      854,000
          Contract and legal accrual              --    1,500,000
          Accrued costs associated with
          subordinated notes offering        371,000           --
          Accrued interest payable           250,000           --
          Other                              950,000    1,153,000
                                          ----------   ----------
                                          $4,740,000   $5,707,000
                                          ==========   ==========

(17) Business and Geographical Segments

          The Company is managed and operated as one business segment. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its products or product candidates. In addition, the Company does not conduct any of its operations outside of the United States.

          Accordingly,   the  Company  does  not  prepare   discrete   financial
     information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131.

          During the years ended June 30, 2001, 2000 and 1999, the Company had export sales and royalties recognized on export sales of $11,115,000, $4,137,000 and $3,075,000, respectively. Of these amounts, sales and royalties in Europe and royalties recognized on sales in Europe represented $10,418,000, $3,617,000 and $2,559,000 during the years ended June 30,
     2001, 2000 and 1999, respectively.

          ADAGEN sales represent approximately 64%, 78% and 90% of the Company's total net sales for the year ended June 30, 2001, 2000 and 1999, respectively. ADAGEN's Orphan Drug designation under the Orphan Drug Act expired in March 1997. The Company believes the expiration of ADAGEN's Orphan Drug designation will not have a material impact on the sales of ADAGEN. A portion of the Company's ADAGEN sales for the years ended June 30, 2001, 2000 and 1999, were made to Medicaid patients.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(18) Quarterly Financial Data (unaudited)

          The tables below summarize the Company's unaudited quarterly operating results for fiscal years 2001 and 2000.

                                                         Three Months Ended
                                September 30,  December 31,    March 31,      June 30,     Fiscal Year
                                     2000          2000           2001          2001           2001
                               ------------------------------------------------------------------------
Revenues                        $ 5,173,614    $ 6,019,145    $ 9,931,754   $ 10,463,196   $ 31,587,709
Net income                          571,052      2,137,483      5,508,221      3,308,308     11,525,064
Net income per common share:
     Basic                             0.01           0.05           0.13           0.08           0.28
     Diluted                           0.01           0.05           0.13           0.08           0.26

                                                         Three Months Ended
                                September 30,  December 31,    March 31,      June 30,     Fiscal Year
                                     1999          1999           2000          2000           2000
                               ------------------------------------------------------------------------
Revenues                       $ 2,913,813    $ 3,765,072    $ 5,723,117    $ 4,615,795    $ 17,017,797
Net loss                        (1,950,463)    (1,509,731)    (1,684,944)    (1,161,326)    (6,306,464)
Net loss per common share:
     Basic                           (0.05)         (0.04)         (0.04)         (0.03)         (0.17)
     Diluted                         (0.05)         (0.04)         (0.04)         (0.03)         (0.17)

                                  EXHIBIT INDEX

Exhibit                                                                   Page
Numbers  Description                                                      Number
-------  -----------                                                      ------

10.13    Form of Employee Retention Agreement dated as of
         August 3, 2001 between the Company and certain key employees      E-2
12.1     Computation of Ratio of Earnings to Fixed Charges                 E-13
21.0     Subsidiaries of Registrant                                        E-14
23.0     Consent of KPMG LLP                                               E-15