Form 10-Q
period 2001-09-30
ENZON INC
filed 2001-11-14
CIK 727510

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


For the Quarter Ended September 30, 2001             Commission File No. 0-12957


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     As of November 9, 2001, there were 42,760,559 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 2001 and June 30, 2001
                                  (unaudited)


                                                                    September 30,       June 30, 2001
                                                                         2001                 *
                                                                    -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 362,930,192       $ 310,223,837
  Short-term investments                                               31,269,586         129,520,083
  Accounts receivable                                                  12,415,265          11,087,748
  Inventories                                                           1,821,697           1,852,144
  Other current assets                                                  2,973,142           2,837,199
                                                                    -------------       -------------
Total current assets                                                  411,409,882         455,521,011
                                                                    -------------       -------------

Property and equipment                                                 14,207,631          13,181,671
  Less accumulated depreciation and amortization                        9,703,044           9,761,999
                                                                    -------------       -------------
                                                                        4,504,587           3,419,672
                                                                    -------------       -------------
Other assets:
  Investments                                                         128,007,388          76,675,557
  Debt issue costs, net                                                12,317,808          12,774,951
  Patents and other assets, net                                         1,186,401           1,284,626
                                                                    -------------       -------------
                                                                      141,511,597          90,735,134
                                                                    -------------       -------------
Total assets                                                        $ 557,426,066       $ 549,675,817
                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   3,605,769       $   4,670,259
  Accrued expenses                                                      3,984,778           4,740,081
  Accrued interest                                                      4,786,986                --
                                                                    -------------       -------------
     Total current liabilities                                         12,377,533           9,410,340
                                                                    -------------       -------------
Accrued rent                                                              574,819             581,438
Royalty advance-Aventis                                                   694,814             694,814
Notes payable                                                         400,000,000         400,000,000
                                                                    -------------       -------------
                                                                      401,269,633         401,276,252
                                                                    -------------       -------------
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares;
    issued and outstanding 7,000 shares at September 30,
    2001 and June 30, 2001 (liquidation preference
    aggregating $336,000 at September 30, 2001 and
    $333,000 at June 30, 2001)                                                 70                  70
  Common stock-$.01 par value, authorized 60,000,000 shares;
    issued and outstanding 42,218,159 shares at September
    30, 2001 and 41,990,859 shares at June 30, 2001                       422,182             419,909
  Additional paid-in capital                                          258,984,251         257,682,479
  Accumulated other comprehensive income                                   63,608             884,935
  Deferred compensation                                                (1,432,433)         (1,509,171)
  Accumulated deficit                                                (114,258,778)       (118,488,997)
                                                                    -------------       -------------
Total stockholders' equity                                            143,778,900         138,989,225
                                                                    -------------       -------------
Total liabilities and stockholders' equity                          $ 557,426,066       $ 549,675,817
                                                                    =============       =============

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                  Three months ended
                                                           September 30,      September 30,
                                                               2001               2000
                                                           ------------       ------------
Revenues:
  Net Sales                                                $  5,106,490       $  4,615,102
  Royalties                                                   6,987,313            332,166
  Contract revenue                                               49,899            226,346
                                                           ------------       ------------
    Total revenues                                           12,143,702          5,173,614
                                                           ------------       ------------
Costs and expenses:
  Cost of sales                                               1,390,861          1,001,188
  Research and development expenses                           3,497,157          2,636,597
  Selling, general and administrative expenses                4,122,111          3,074,227
                                                           ------------       ------------
    Total costs and expenses:                                 9,010,129          6,712,012
                                                           ------------       ------------
      Operating Income (loss)                                 3,133,573         (1,538,398)
                                                           ------------       ------------
Other income (expense):
  Interest and dividend income                                6,178,299          2,109,213
  Interest expense                                           (4,994,129)              --
  Other                                                          (1,192)            11,891
                                                           ------------       ------------
                                                              1,182,978          2,121,104
                                                           ------------       ------------
  Income before taxes                                         4,316,551            582,706

  Tax provision                                                  86,331               --
                                                           ------------       ------------
  Net income                                               $  4,230,220       $    582,706
                                                           ============       ============
Basic earnings per common share                            $       0.10       $       0.01
                                                           ============       ============
Diluted earnings per common share                          $       0.10       $       0.01
                                                           ============       ============
Weighted average number of common shares
  outstanding - basic                                        42,122,284         41,101,289
                                                           ============       ============
Weighted average number of common shares and dilutive
  potential common shares outstanding                        43,922,829         43,658,659
                                                           ============       ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                      Three Months Ended
                                                               September 30,      September 30,
                                                                   2001               2000
                                                              -------------       -------------
Cash flows from operating activities:
  Net income                                                  $   4,230,220       $     582,706
  Adjustment for depreciation and amortization                      659,959             130,659
  Non-cash expense for issuance of common stock,
    Stock options                                                    76,738                --
  Loss on retirement of assets                                        3,798                --
  Amortization of bond premium/discount                          (3,345,705)           (100,524)
  Decrease in accrued rent                                           (6,619)             (6,619)
  Changes in assets and liabilities                               1,900,118              41,985
                                                              -------------       -------------
    Net cash provided by operating activities                     3,518,509             648,207
                                                              -------------       -------------
Cash flows from investing activities:
  Capital expenditures                                           (1,256,041)           (127,234)
  Proceeds from sale of investments                             170,938,000              19,600
  Maturities of investments                                      87,060,000           5,500,000
  Purchase of Investments                                      (208,554,956)        (19,050,859)
  Decrease in investments                                              --             5,950,859
                                                              -------------       -------------
 Net cash (used in) provided by investing activities             48,187,003          (7,707,634)
                                                              -------------       -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                          1,000,843           2,379,407
                                                              -------------       -------------
    Net increase (decrease) in cash and cash equivalents         52,706,355          (4,680,020)

Cash and cash equivalents at beginning of period                310,223,837          31,935,410
                                                              -------------       -------------
Cash and cash equivalents at end of period                    $ 362,930,192       $  27,255,390
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

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(1)  Organization and Basis of Presentation

     The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon, Inc. and its subsidiaries in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year.

(2)  Comprehensive Income

     The following table reconciles net income to comprehensive income:

                                                        Three months ended
                                                           September 30,
                                                       2001              2000
                                                   -----------       -----------
     Net income                                    $ 4,230,000       $   583,000
     Other comprehensive income (loss):
       Unrealized holding gain arising
         during the period                              64,000              --

     Less:  reclassification adjustment for
              net gain realized in net income          885,000              --
                                                   -----------       -----------
     Total other comprehensive income (loss)          (821,000)             --
                                                   -----------       -----------
     Total comprehensive income                    $ 3,409,000       $   583,000
                                                   ===========       ===========

(3)  Earnings (loss) Per Common Share

     Basic earnings per share is computed by dividing the net income available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the quarters ended September 30, 2001 and 2000, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method, the number of shares issuable upon conversion of the outstanding Series A Preferred Stock and the unvested shares of restricted stock which have been issued. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") have not been included as the effect of their inclusion would be antidilutive. As of September 30, 2001, the Company had 9,640,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


     The following table reconciles the basic and diluted earnings per share calculation:

                                                     Three months ended
                                                     September 30, 2001
                                                   2001             2000
                                               -----------      -----------
     Net income                                $ 4,230,000      $   583,000
     Less:  preferred stock dividends                4,000            4,000
                                               -----------      -----------
     Net income available to
       common stockholders                     $ 4,226,000      $   579,000
                                               -----------      -----------
     Weighted average number of
       common shares issued and
       outstanding - basic                      42,122,284       41,101,289
     Effect of dilutive common stock
         equivalents:
       Conversion of preferred stock                16,000           16,000
       Exercise of non-qualified
         stock options                           1,759,545        2,541,370
       Unvested restricted stock award              25,000             --
                                               -----------      -----------
                                                43,922,829       43,658,659
                                               ===========      ===========

(4)  Inventories

     The composition of inventories at September 30, 2001 and June 30, 2001 is as follows:

                                            September 30,         June 30,
                                                2001                2001
                                             ----------          ----------
     Raw materials                           $  425,000          $  421,000
     Work in process                            637,000             737,000
     Finished goods                             760,000             694,000
                                             ----------          ----------
                                             $1,822,000           1,852,000
                                             ==========          ==========

(5)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. There were no cash payments made for interest for the three months ended September 30, 2001 or 2000. There were no income tax payments made for the three months ended September 30, 2001 and 2000.

(6)  Income taxes

     The Company expects to be profitable for the year ending June 30, 2002, and accordingly has recognized a tax provision for the three months ended September 30, 2001. The tax provision represents the Company's anticipated Alternative Minimum Tax liability based on anticipated fiscal 2002 taxable income.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


(7)  Business Segments

     A single management team that reports to the Chief Executive Officer comprehensively manages the Company's business operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates. In addition, the Company does not conduct any operations outside of the United States. The Company does not prepare discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

(8)  Schering-Plough Agreement

     In August 2001, the Company's development partner for PEG-INTRON, Schering-Plough Corporation, received approval from the United States Food and Drug Administration (FDA) for PEG-INTRON for use in combination therapy with REBETOL(R) capsules for the treatment of chronic hepatitis C. In October 2001, Schering-Plough announced the U.S. launch of PEG-INTRON and REBETOL combination therapy for the treatment of chronic hepatitis C. Under its licensing agreement with Schering-Plough, Enzon is entitled to royalties on worldwide sales of PEG-INTRON. The royalties received on these sales are recognized when earned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended September 30, 2001 vs. Three months ended September 30, 2000

     Revenues. Revenues for the three months ended September 30, 2001 increased by 135% to $12,144,000, as compared to $5,174,000 for the same period in the prior year. The components of revenues are sales of our products, royalties we earn on the sales of our products by others, and contract revenues. Sales increased by 11% to $5,107,000 for the three months ended September 30, 2001, as compared to $4,615,000 for the same period in the prior year. The increase was primarily due to increased ONCASPAR sales. The increase in ONCASPAR sales was due to the lifting of all of the distribution restrictions imposed by the FDA that were in place during the prior year. These distribution restrictions were related to a previously disclosed manufacturing problem and resulted in prior year sales being lower than in the current quarter. During October 2000, the FDA gave final approval to manufacturing changes which we had proposed to correct these manufacturing problems and removed all previously imposed distribution and labeling restrictions. This will allow for the resumption of normal distribution and labeling of this product by our marketing partner, Aventis Pharmaceuticals, which is expected to take place in the first half of calendar year 2002. We expect lower revenues from ONCASPAR in future quarters when Aventis resumes distribution of the product and our revenue stream reverts back to a 27.5% royalty rate on net sales. ADAGEN sales decreased by 12% over the prior year due to the timing of shipments of the product. Sales of ADAGEN for the three months ended September 30, 2001 and 2000 were $2,923,000 and $3,319,000, respectively.

     Royalties for the quarter ended September 30, 2001, increased to $6,987,000 as compared to $332,000 in the prior year. The increase was primarily due to the commencement of sales of PEG-INTRON in the U.S. and increased sales in Europe. Schering-Plough, our marketing partner of PEG-INTRON, began selling PEG-INTRON in the European Union in June 2000 and in the U.S. in February 2001. PEG-INTRON also received marketing approval for use in combination with REBETOL for the treatment of hepatitis C in the European Union in March 2001 and in the U.S. in August 2001. PEG-INTRON in combination with REBETOL was launched in the U.S. by Schering-Plough in October 2001.

     Contract revenue for the quarter ended September 30, 2001 decreased by 78% to $50,000 as compared to $226,000 in the same period in the prior year. This decrease was related primarily to a $200,000 payment from one of our development partners which was earned in the quarter ended September 30, 2000. No such payment was received in the current quarter.

     During the three months ended September 30, 2001, we had export sales and royalties on export sales of $4,916,000, of which $4,622,000 were in Europe. Export sales and royalties recognized on export sales for the prior year were $1,622,000, of which $1,464,000 were in Europe.

     Cost of Sales. Cost of sales, as a percentage of sales, increased to 27% for the three months ended September 30, 2001 as compared to 22% for the same period in 2000. This increase was due to lower cost of goods sold during the prior year's quarter due to the reversal of a contingency reserve for ONCASPAR finished goods due to the previously disclosed manufacturing problems.

     Research and Development. Research and development expenses for the three months ended September 30, 2001 increased by 33% to $3,497,000 as compared to $2,637,000 for the same period in 2000. The increase was due to increased contracted services related to clinical trials and pre-clinical studies for products under development, including PROTHECAN (PEG-camptothecin) and PEG-paclitaxel. Research and development activities are expected to continue to increase significantly as we continue the advancement of the current and additional Phase II clinical trials for PROTHECAN, we continue our Phase I clinical trials for PEG-paclitaxel, and we conduct pre-clinical and clinical trials for additional compounds.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2001, increased by 34% to $4,122,000, as compared to $3,074,000 for the same period in 2000. The increase was primarily due to costs related to the identification and review of potential strategic acquisitions of technologies, products and companies.

     Other Income/Expense. Other income/expense decreased to $1,183,000 as compared to $2,121,000 for the prior year. The decrease was attributable to an increase in interest expense due to the issuance of $400,000,000 of convertible subordinated notes during June 2001 as well as a decrease in interest rates on interest bearing investments. The notes bear interest at an annual rate of 4.5%.

     Provision for Taxes. The Company expects to be profitable for the year ending June 30, 2002, and accordingly has recognized a tax provision for the three months ended September 30, 2001. The tax provision represents the Company's anticipated Alternative Minimum Tax liability based on anticipated fiscal 2002 taxable income.

Liquidity and Capital Resources

     Total cash reserves, which include cash, cash equivalents and marketable securities, were $522,158,000 as of September 30, 2001, as compared to $516,379,000 as of June 30, 2001. We invest our excess cash primarily in United States government-backed securities. The increase in total cash reserves was due to cash provided by operations.

     As of September 30, 2001, the Company had $400,000,000 of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 1, 2002. Accrued interest on the notes was approximately $4,787,000 as of September 30, 2001. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

     To date, our sources of cash have been the proceeds from the sale of our stock through public offerings and private placements, the issuance of the 4.5% convertible subordinated notes, sales of and royalties on sales of ADAGEN, ONCASPAR, and PEG-INTRON, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances.

     Under our amended license agreement with Aventis, we received a payment of $3,500,000 in advance royalties in January 1995. Royalties due under the amended license agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due Aventis under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability. The corresponding current portion of the advance is included in accrued expense on the consolidated balance sheets. We will reduce the advance as royalties are recognized under the agreement. Through September 30, 2001, an aggregate of $4,307,000 in royalties payable by Aventis has been offset against the original credit.

     As of September 30, 2001, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The shares of Series A preferred stock outstanding at September 30, 2001 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of September 30, 2001, there were accrued and unpaid dividends totaling $161,000 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

     Our current sources of liquidity are cash, cash equivalents and interest earned on such cash reserves, sales of and royalties on sales of ADAGEN, ONCASPAR, and PEG-INTRON, and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

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

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. We are in the process of evaluating this SFAS and the effect that it will have on our consolidated financial statements and current impairment policy.

Item 3a. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at September 30, 2001 all of our holdings were in instruments maturing in 4 years or less.

     The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2001.

                           2002          2003          2004         2005         Total      Fair Value
                        ----------    ----------    ----------   ----------   -----------   -----------
Fixed Rate              31,206,000    11,751,000    94,279,000   21,936,000   159,172,000   159,236,000
Average Interest Rate         5.63%         3.31%         3.98%        3.96%         4.25%         --
Variable Rate                 --            --            --           --            --            --
Average Interest Rate         --            --            --           --            --            --
                        ----------    ----------    ----------   ----------   -----------   -----------
                        31,206,000    11,751,000    94,279,000   21,936,000   159,172,000   159,236,000
                        ==========    ==========    ==========   ==========   ===========   ===========

     Our 4.5% convertible subordinated notes in the principal amount of $400,000,000 due July 1, 2008 have fixed interest rates. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

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

 10.10    Employment Agreement dated May 9, 2001, between the Company
          and Arthur J. Higgins                                                       ///(10.30)

 10.11    Amendment dated May 23, 2001, to Employment Agreement between
          the Company and Arthur J. Higgins dated May 9, 2001                         ///(10.31)

 10.12    Form of Restricted Stock Award Agreement between the Company and
          Arthur J. Higgins                                                            ////(4.3)

 10.13    Form of Employee Retention Agreement dated as of August 3, 2001
          between the Company and certain key employees                                      +++

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

+++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and incorporated herein by reference thereto.

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

(b)  Reports on Form 8-K.

     On July 17, 2001, we filed with the Commission a Current Report on Form 8-K dated July 3, 2001 reporting that Schering-Plough submitted a supplemental
Biologics License Application to the FDA seeking marketing approval for PEG-INTRON(TM) (peginterferon alfa-2b) Redipen(TM) Single-dose Delivery System. In addition, we reported that Schering-Plough had reported that the FDA had issued inspection reports (Form FDA-483s) which cited some continuing and some additional deficiencies concerning compliance with current Good Manufacturing Practices, which related to the manufacture of ribavirin, which is manufactured at Schering-Plough's facilities.

     On July 27, 2001, we filed with the Commission a Current Report on Form 8-K dated July 24, 2001 reporting the initiation of patient dosing in a Phase II clinical trial for PROTHECAN(R) (PEG-camptothecin) designed to evaluate the anti-tumor activity of PROTHECAN. In addition, we reported that Schering-Plough had been granted marketing approval from the FDA for REBETOL (ribavirin, USP)
Capsules as a separately marketed product for use only in combination with INTRON(R) A (interferon alfa-2b, recombinant) Injection for the treatment of chronic hepatitis C in patients with compensated liver disease previously untreated with alpha interferon or who have relapsed following alpha interferon therapy.

     On August 9, 2001, we filed with the Commission a Current Report on Form 8-K dated August 8, 2001 reporting that Schering-Plough received approval from the FDA for PEG-INTRON(TM) (peginterferon alfa-2b) Powder for Injection for use in combination therapy with REBETOL(R) (ribavirin, USP) Capsules for the treatment of chronic hepatitis C in patients with compensated liver disease who have not been previously treated with interferon alpha and are at least 18 years of age.

     On August 13, 2001, we filed with the Commission a Current Report on Form 8-K dated August 13, 2001 reporting that Schering-Plough entered into a license agreement with F.Hoffmann-La Roche Ltd and Hoffman-La Roche Inc. that settles all patent disputes relative to the two companies' respective peginterferon products and provides for each company to manufacture and market worldwide its peginterferon products free from liability for infringement under the other's existing patent rights.

     On August 21, 2001, we filed with the Commission a Current Report on Form 8-K dated August 21, 2001 reporting our financial results for the fourth quarter of fiscal year 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENZON, INC.
                                        (Registrant)


Date: November 13, 2001                 By:  /s/Arthur J. Higgins
                                             ----------------------------------
                                             Arthur J. Higgins
                                             President and Chief Executive
                                             Officer


                                        By:  /s/Kenneth J. Zuerblis
                                             ----------------------------------
                                             Kenneth J. Zuerblis
                                             Vice President, Finance,
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer) and
                                             Corporate Secretary