Form 10-Q
period 2001-12-31
ENZON INC
filed 2002-02-14
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the Quarter Ended December 31, 2001              Commission File No. 0-12957

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

                                 (732) 980-4500
              (Registrant's telephone number,including area code:)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of February 8, 2002, there were 42,994,022 shares of common stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 2001 and June 30, 2001

                                                                                    December 31, 2001    June 30, 2001
                                                                                      (unaudited)                  *
                                                                                    -----------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 184,720,510       $ 310,223,837
  Short-term investments                                                                42,995,724         129,520,083
  Accounts receivable                                                                   18,970,059          11,087,748
  Inventories                                                                            2,045,506           1,852,144
  Other current assets                                                                   4,958,934           2,837,199
                                                                                     -------------       -------------
     Total current assets                                                              253,690,733         455,521,011
                                                                                     -------------       -------------

Property and equipment                                                                  16,254,986          13,181,671
  Less accumulated depreciation and amortization                                         9,646,785           9,761,999
                                                                                     -------------       -------------
                                                                                         6,608,201           3,419,672
                                                                                     -------------       -------------
Other assets:
  Investments                                                                          298,883,942          76,675,557
  Debt issue costs, net                                                                 11,860,665          12,774,951
  Patents and other assets, net                                                          1,499,479           1,284,626
                                                                                     -------------       -------------
                                                                                       312,244,086          90,735,134
                                                                                     -------------       -------------
Total assets                                                                         $ 572,543,020       $ 549,675,817
                                                                                     =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $   3,656,952       $   4,670,259
  Accrued expenses                                                                       4,265,001           4,740,081
  Accrued interest                                                                       9,250,000                  --
                                                                                     -------------       -------------
     Total current liabilities                                                          17,171,953           9,410,340
                                                                                     -------------       -------------
Accrued rent                                                                               568,200             581,438
Royalty advance-Aventis                                                                    694,814             694,814
Notes payable                                                                          400,000,000         400,000,000
                                                                                     -------------       -------------
                                                                                       401,263,014         401,276,252
                                                                                     -------------       -------------

Stockholders' equity:
 Preferred  stock-$.01  par  value,  authorized  3,000,000  shares;  issued  and outstanding 7,000 shares at December 31, 2001 and June 30, 2001 (liquidation preference aggregating $340,000
    at December 31, 2001 and $333,000 at June 30, 2001)                                         70                  70
 Common stock-$.01 par value, authorized 90,000,000 shares, issued and outstanding 42,955,572 shares at December 31, 2001 and
    41,990,859 shares at June 30, 2001                                                     429,556             419,909
  Additional paid-in capital                                                           261,914,321         257,682,479
  Accumulated other comprehensive (loss) income                                         (1,266,947)            884,935
  Deferred compensation                                                                 (1,355,696)         (1,509,171)
  Accumulated deficit                                                                 (105,613,251)       (118,488,997)
                                                                                     -------------       -------------
  Total stockholders' equity                                                           154,108,053         138,989,225
                                                                                     -------------       -------------

Total liabilities and stockholders' equity                                           $ 572,543,020       $ 549,675,817
                                                                                     =============       =============

* Condensed from audited financial statement.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              Three and Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                       Three months ended           Six months ended
                                                                          December 31,                 December 31,
                                                                     2001           2000           2001           2000
                                                                  -----------    -----------    -----------    -----------
Revenues:
  Net sales                                                       $ 5,872,315    $ 5,005,170    $10,953,805    $ 9,582,771
  Royalties                                                        12,629,473        959,531     19,616,786      1,291,698
  Contract revenue                                                    100,000         54,444        174,899        318,290
                                                                  -----------    -----------    -----------    -----------
     Total revenues                                                18,601,788      6,019,145     30,745,490     11,192,759
                                                                  -----------    -----------    -----------    -----------
Costs and expenses:
  Cost of sales                                                     1,455,559        871,024      2,846,420      1,872,212
  Research and development expenses                                 3,988,408      2,508,672      7,485,565      5,145,269
  Selling, general and administrative expenses                      4,524,672      2,513,810      8,646,782      5,588,037
                                                                  -----------    -----------    -----------    -----------
     Total costs and expenses                                       9,968,639      5,893,506     18,978,767     12,605,518
                                                                  -----------    -----------    -----------    -----------
     Operating income (loss)                                        8,633,149        125,639     11,766,723     (1,412,759)
                                                                  -----------    -----------    -----------    -----------
     Other income (expense):
         Interest and other income                                  4,749,850      2,055,466     10,927,221      4,176,570
         Interest expense                                          (4,920,476)            --     (9,914,869)            --
                                                                  -----------    -----------    -----------    -----------
                                                                     (170,626)     2,055,466      1,012,352      4,176,570
                                                                  -----------    -----------    -----------    -----------
          Income before taxes                                       8,462,523      2,181,105     12,779,075      2,763,811
          Tax (benefit) provision                                    (183,002)        43,622        (96,671)        55,276
                                                                  -----------    -----------    -----------    -----------
      Net income                                                  $ 8,645,525    $ 2,137,483    $12,875,746    $ 2,708,535
                                                                  -----------    ===========    -----------    ===========
      Basic earnings per common share                             $      0.20    $      0.05    $      0.30    $      0.07
                                                                  ===========    ===========    ===========    ===========
      Diluted earnings per common share                           $      0.20    $      0.05    $      0.29    $      0.06
                                                                  ===========    ===========    ===========    ===========

          Weighted average number of common shares
             outstanding basic                                     42,766,699     41,568,723     42,443,616     41,335,006
                                                                  ===========    ===========    ===========    ===========
          Weighted average number of common shares and dilutive
              potential common shares outstanding                  43,959,216     43,850,319     43,791,837     43,555,087
                                                                  ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                Six Months Ended
                                                          December 31,    December 31,
                                                              2001           2000
                                                          -------------   ------------
Cash flows from operating activities:
  Net income                                              $  12,875,746   $  2,708,535
  Adjustment for depreciation and amortization                1,331,766        264,286
  Non-cash expense for issuance of common stock                 153,475             --
  Loss on retirement of assets                                    3,832             22
  Amortization of bond premium/discount                      (3,573,311)      (153,261)
  Decrease in accrued rent                                      (13,238)       (13,238)
  Increase in royalty advance -- Aventis                             --          3,134
  Changes in assets and liabilities                          (2,721,623)    (6,181,022)
                                                          -------------   ------------

    Net cash provided by (used in) operating activities       8,056,647     (3,371,544)
                                                          -------------   ------------

Cash flows from investing activities:
  Capital expenditures                                       (3,538,866)      (343,651)
  Proceeds from sale of investments                         232,249,000         19,600
  Maturities of investments                                  88,429,403     15,550,000
  Purchases of investments                                 (454,941,000)   (19,988,000)
                                                          -------------   ------------

    Net cash used in investing activities                  (137,801,463)    (4,762,051)
                                                          -------------   ------------

Cash flows from financing activities:
  Proceeds from exercise of common stock options              4,241,489      3,774,710
                                                          -------------   ------------

    Net decrease in cash and cash equivalents              (125,503,327)    (4,358,885)

  Cash and cash equivalents at beginning of period          310,223,837     31,935,410
                                                          -------------   ------------

  Cash and cash equivalents at end of period              $ 184,720,510   $ 27,576,525
                                                          =============   ============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

(1)  Organization and Basis of Presentation

     The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon, Inc. and its subsidiaries in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the 2001 presentation. Interim results are not necessarily indicative of the results that may be expected for the year.

(2)  Comprehensive Income

     The following table reconciles net income to comprehensive income:

                                                 Three Months ended          Six Months ended
                                                    December 31,                December 31,
                                                  2001         2000          2001         2000
                                              -----------   ----------   -----------   ----------
Net income                                    $ 8,646,000   $2,137,000   $12,876,000   $2,709,000
  Other comprehensive income (loss):
     Unrealized holding gain (loss) arising
      during the period                        (1,331,000)          --    (1,267,000)          --

  Less:  reclassification adjustment for
     net gain realized in  net income                  --           --       885,000           --
                                              -----------   ----------   -----------   ----------

  Total other comprehensive income
     (loss)                                    (1,331,000)          --      (382,000)          --
                                              -----------   ----------   -----------   ----------

Total comprehensive income                    $ 7,315,000   $2,137,000   $12,494,000   $2,709,000
                                              ===========   ==========   ===========   ==========

(3)  Earnings Per Common Share

     Basic earnings per share is computed by dividing the net income available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and six months ended December 31, 2001 and 2000 the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of outstanding non-qualified stock options calculated using the treasury stock method, the number of shares issuable upon conversion of the outstanding Series A Preferred stock and the unvested shares of restricted stock which have been issued. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") have not been included as the effect of their inclusion would be antidilutive. As of December 31, 2001, the Company had 6,133,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

     The following table reconciles the basic and diluted earnings per share calculation:

                                                   Three months ended           Six months ended
                                                      December 31,                December 31,
                                                  2001          2000           2001         2000
                                               -------------------------   -------------------------
Net income                                     $ 8,646,000   $ 2,137,000   $12,876,000   $ 2,709,000
Less:  Preferred stock dividends                     4,000         4,000         7,000         7,000
                                               -----------   -----------   -----------   -----------
Net income available to common
stockholders                                   $ 8,642,000   $ 2,133,000   $12,869,000   $ 2,702,000
                                               ===========   ===========   ===========   ===========


Weighted average number of common
shares issued and outstanding - basic           42,766,699    41,568,723    42,443,616    41,335,006

Effect of dilutive common stock equivalents:
  Conversion of preferred stock                     16,000        16,000        16,000        16,000
  Exercise of non-qualified
  stock options                                  1,176,517     2,265,596     1,332,221     2,204,081
                                               -----------   -----------   -----------   -----------
                                                43,959,216    43,850,319    43,791,837    43,555,087
                                               ===========   ===========   ===========   ===========

(4)  Inventories

     The composition of inventories at December 31, 2001 and June 30, 2001 is as follows:

                  December 31,    June 30,
                      2001          2001
                  ------------   ----------
Raw materials      $  726,000    $  421,000
Work in process       862,000       737,000
Finished goods        458,000       694,000
                  ------------   ----------
                   $2,046,000    $1,852,000
                  ============   ==========

(5)  Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. There were no cash payments made for interest for the six months ended December 31, 2001 or 2000. There were no income tax payments made for the six months ended December 31, 2001 and 2000.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

(6)  Stock Option Plans

     During the six months ended December 31, 2001, we issued 422,000 stock options at an average exercise price of $57.65 per share under our Non-Qualified Stock Option Plan, as amended, of which 400,000 were granted to the Chief Executive Officer as part of an employment agreement dated May 9, 2001. None of the options granted during the period are exercisable as of December 31, 2001. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

     On December 4, 2001, the stockholders approved a proposal to adopt the Company's 2001 Incentive Stock Plan and to reserve 2,000,000 shares for issuance under such plan.

(7)  Stockholders' Equity

     On December 4, 2001, the stockholders voted to amend the Company's Certificate of Incorporation to increase the authorized shares of common stock from 60,000,000 to 90,000,000.

(8)  Income Taxes

     The Company expects to be profitable for the year ending June 30, 2002, and accordingly has recognized a tax provision for the three and six months ended December 31, 2001. The tax provision represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated fiscal 2002 taxable income. The tax provision was offset by a sale of a portion of the Company's New Jersey state net operating loss carry forwards. During the quarter ended December 31, 2001, the Company recognized a tax benefit of $352,000 resulting from the sale of approximately $4,478,000 of its state net operating loss carry forwards.

(9)  Business Segments

     A single management team that reports to the Chief Executive Officer comprehensively manages the business operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates. In addition, the Company does not conduct any operations outside of the United States. The Company does not prepare discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

(10)  Schering-Plough Agreement

     In  August  2001,  the  Company's   development   partner  for  PEG-INTRON,
Schering-Plough Corporation, received approval from the United State Food and Drug Administration (FDA) for PEG-INTRON for use in combination therapy with REBETOL(R) capsules for the treatment of chronic hepatitis C. In October 2001, Schering-Plough announced the U.S. launch of PEG-INTRON and REBETOL combination therapy for the treatment of chronic hepatitis C. Under its licensing agreement with Schering-Plough, Enzon is entitled to royalties on worldwide sales of PEG-INTRON. The royalties received on these sales are recognized when earned.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

(11) Subsequent Events

     In January 2002, the Company entered into a broad strategic alliance with Inhale Therapeutic Systems Inc. that includes the following components:

     o The companies agreed to enter into a collaboration to jointly develop three products to be specified over time using Inhale's Inhance(TM) pulmonary delivery platform and SEDS(TM) supercritical fluids platform. Inhale will be responsible for formulation development, delivery system supply, and in some cases, early clinical development. Enzon will have responsibility for most clinical development and for commercialization.

     o The two companies also agreed to collaborate on the development of single-chain antibody (SCA(R)) products to be administered by the pulmonary route.

     o Enzon granted to Inhale the exclusive right to grant sub-licenses under Enzon's PEG patents to third parties. Enzon will receive a share of profits for certain products that currently incorporate Enzon's branched PEG technology and royalties on sales of products that are subject to new sub-licenses that Inhale grants to its partners under Enzon's PEG patents. Enzon retains the right to use all of its PEG technology for its own product portfolio, as well as those products it develops in co-commercialization collaborations with third parties.

     o Enzon purchased $40 million of newly issued Inhale convertible preferred stock in January 2002. The conversion price of the preferred stock is $22.79. In the event Inhale's common stock price three years from the date of issuance of the preferred stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. The preferred stock investment will be accounted for under the cost method.

     o The two companies also agreed in January 2002 to a settlement of the patent infringement suit filed in 1998 by Enzon against Inhale's subsidiary, Shearwater Polymers, Inc. Inhale will receive licensing access to the contested patents under a cross-license agreement. Enzon received a one-time payment of $3 million dollars from Inhale as reimbursement for expenses incurred in defending Enzon's branched PEG patents.

          The investment and the reimbursement of expenses will be recorded in the Company's third quarter financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended December 31, 2001 vs. Three months ended December 31, 2000

Revenues. Revenues for the three months ended December 31, 2001 increased by 209% to $18,602,000, as compared to $6,019,000 for the three months ended December 31, 2000. The components of revenues are sales of our products, royalties we earn on the sales of products by others, and contract revenues. Sales increased by 17% to $5,872,000 for the three months ended December 31, 2001, as compared to $5,005,000 for the prior year period. The increase was primarily due to increased ONCASPAR sales. The increase in ONCASPAR sales was due to the lifting of all of the distribution restrictions imposed by the FDA that were in place during the prior year. These distribution restrictions were related to a previously disclosed manufacturing problem and resulted in the prior year sales being lower than in the current quarter. During October 2000, the FDA gave final approval to manufacturing changes, which we had proposed to correct these manufacturing problems and removed all previously imposed distribution and labeling restrictions. This will allow for the resumption of normal distribution and labeling of this product by our marketing partner, Aventis Pharmaceuticals, which is expected to take place during calendar year 2002. ADAGEN sales increased by 5% over the prior year due to the timing of shipments. Sales of ADAGEN for the three months ended December 31, 2001 and 2000 were $3,329,000 and $3,170,000, respectively.

     Royalties for the three months ended December 31, 2001, increased to $12,629,000 as compared to $960,000 in the prior year. The increase was primarily due to the commencement of sales of PEG-INTRON in combination with REBETOL(R) in the U.S. and increased sales in Europe. Schering-Plough, our marketing partner for PEG-INTRON, began selling PEG-INTRON in the European Union in June 2000 and in the U.S. in February 2001. PEG-INTRON also received marketing approval for use in combination with REBETOL for the treatment for chronic hepatitis C in the European Union in March 2001 and in the U.S. in August 2001. Schering-Plough launched PEG-INTRON as combination therapy with REBETOL in the U.S. in October 2001.

     Sales of ONCASPAR are expected to be lower in the upcoming quarter as we intend to limit distribution of the product to only the approved indication, due to a shortage of L-asparaginase, a raw material used in the product. Additional supply of L-asparaginase is expected to become available from our supplier in the second quarter of calendar 2002. We also expect to receive a lower revenue stream for ONCASPAR in future quarters when Aventis resumes distribution of the product and our revenue stream reverts back to the 27.5% royalty on sales. We expect ADAGEN sales to grow at similar levels as achieved for the current quarter. Royalties on PEG-INTRON are expected to increase as Schering-Plough continues the roll out of PEG-INTRON in combination with REBETOL in the U.S

     During the three months ended December 31, 2001, we had export sales and royalties on export sales of $7,023,000, of which $6,511,000 were in Europe. Export sales and royalties recognized on export sales for the prior year were $1,917,000, of which $1,713,000 were in Europe.

     Contract revenue for the three months ended December 31, 2001 increased by 84% to $100,000 as compared to $54,000 in the same period in the prior year. This increase was due to a payment from one of our development partners which was earned in the quarter ended December 31, 2001.

Cost of Sales. Cost of sales, as a percentage of sales increased to 25% for the three months ended December 31, 2001 as compared to 17% for the prior year. This increase was due to lower cost of goods sold during the prior year, as certain finished goods which had previously been reserved for due to the aforementioned manufacturing problems related to ONCASPAR were cleared and sold in the prior year.

Research and Development. Research and development expenses increased by 59% to $3,988,000 for the three months ended December 31, 2001 from $2,509,000 for the same period last year. The increase was primarily due to increased clinical trial cost for PROTHECAN (PEG-camptothecin) and PEG-paclitaxel. Research and development activities are expected to continue to increase significantly as we continue the advancement of the current and additional Phase II clinical trials for PROTHECAN, we continue our Phase I clinical trials for PEG-paclitaxel and we conduct pre-clinical and clinical trials for additional compounds.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 2001 increased by 80% to $4,525,000, as compared to $2,514,000 in 2000. The increase was primarily due to increased payroll and related expenditures, as well as increased legal fees.

Other Income/Expense. Interest and other income for the three months ended December 31, 2001 increased to $4,750,000, as compared to $2,055,000 for the prior year. The increase in interest income was attributable to the increase in interest bearing investments primarily due to the issuance of $400,000,000 of 4.5% convertible subordinated notes during June 2001. Interest expense increased to $4,920,000 for the three months ended December 31, 2001 due to the issuance of the $400,000,000 in convertible notes in June 2001.

Provision for taxes. We expect to be profitable for the year ending June 30, 2002, and accordingly have recognized a tax provision for the three months ended December 31, 2001. The tax provision represents our anticipated Alternative Minimum Tax liability based on our anticipated fiscal 2002 taxable income. The tax provision was offset by the sale of a portion of our New Jersey State net operating loss carry forwards. During the quarter ended December 31, 2001, we recognized a tax benefit of $352,000 from the sale of approximately $4,478,000 of our state net operating loss carry forwards.

Six months ended December 31, 2001 vs. Six months ended December 31, 2000

Revenues. Revenues for the six months ended December 31, 2001 increased by 175% to $30,745,000 as compared to $11,193,000 for the same period last year. The components of revenues are sales, which consist of our sales of products and royalties we earn on the sale of products by others, and contract revenues. Sales increased by 14% to $10,954,000 for the six months ended December 31, 2001, as compared to $9,583,000 for the prior year. The increase was due to increased ONCASPAR sales. The increase in ONCASPAR sales was due to the lifting of FDA distribution and labeling restrictions, which were in place during a substantial portion of the prior year period. ADAGEN sales decreased by 4% over the prior year due to the timing of shipments. ADAGEN sales for the six months ended December 31, 2001 and 2000 were $6,252,000 and $6,489,000 respectively.

     Royalties for the six months ended December 31, 2001, increased to $19,617,000 as compared to $1,292,000 in the prior year period. The increase was primarily due to the commencement of sales of PEG-INTRON in combination with REBETOL in the U.S. and increased sales of PEG-INTRON in Europe. Schering-Plough launched PEG-INTRON as combination therapy with REBETOL in the U.S. in October 2001.

     Contract revenue for the six months ended December 31, 2001 decreased by 45% to $175,000 as compared to $318,000 in the same period in the prior year. This decrease was related primarily due to a $200,000 payment from one of our development partners which was earned in the six months ended December 31, 2000.

     During the six months ended December 31, 2001, we had export sales and royalties on export sales of $11,939,000, of which $11,124,000 were in Europe. Export sales and royalties recognized on export sales for the prior year were $3,453,000, of which $3,068,000 were in Europe.

Cost of Sales. Cost of sales, as a percentage of sales increased to 26% for the six months ended December 31, 2001, as compared to 20% for the six months ended December 31, 2000. This increase was due to lower cost of goods sold during the prior year's period as certain finished goods which had previously been reserved for due to the aforementioned manufacturing problems related to ONCASPAR were cleared and sold in the prior year.

Research and Development. Research and development expenses increased by 45% to $7,486,000, as compared to $5,145,000 for the six months ended December 31, 2000. The increase was primarily due to increased clinical trial costs for PROTHECAN and PEG-paclitaxel.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses for the six months ended December 31, 2001 increased by 55% to $8,647,000, as compared to $5,588,000 in the prior year. The increase was primarily due to (i) increased payroll and related expenditures (ii) increased legal fees and (iii) costs related to the identification and review of potential strategic acquisitions of technologies, products and companies.

Other Income/Expense. Interest and other income for the six months ended December 31, 2001 increased to $10,927,000, as compared to $4,177,000 for the prior year. The increase in interest income was primarily due to the increase in interest bearing investments as a result of the issuance of $400,000,000 of 4.5% convertible subordinated notes during June 2001. Interest expense increased to $9,915,000 for the six months ended December 31, 2001 due to the issuance of the $400,000,000 in convertible notes in June 2001.

Provision for taxes. We expect to be profitable for the year ending June 30, 2002, and accordingly we have recognized a tax provision for the six months ended December 31, 2001. The tax provision represents our anticipated Alternative Minimum Tax liability based on our anticipated fiscal 2002 taxable income. The tax provision was offset by the sale of a portion of our New Jersey State net operating loss carry forwards. During the quarter ended December 31, 2001 we recognized a tax benefit of $352,000 from the sale of approximately $4,478,000 of our state net operating loss carry forwards.

Liquidity and Capital Resources

     Total cash reserves, which include cash, cash equivalents and marketable securities, were $526,549,000 as of December 31, 2001, as compared to $516,379,000 as of June 30, 2001. The increase in total cash reserves was due to cash provided by our operations and financing activities. We invest our excess cash primarily in United States government-backed securities.

     As of December 31, 2001, the Company had $400,000,000 of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 1, 2002. Accrued interest on the notes was approximately $9,250,000 as of December 31, 2001. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

     To date, our sources of cash have been the proceeds from the sale of our stock through public offerings and private placements, the issuance of the 4.5% convertible subordinated notes, sales of and royalties on sales of ADAGEN, ONCASPAR and PEG-INTRON, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances.

     Under our amended license agreement with Aventis, we received a payment of $3,500,000 in advance royalties in January 1995. Royalties due under the amended license agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due Aventis under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability. The corresponding current portion of the advance is included in accrued expenses on the consolidated balance sheets. We will reduce the advance as royalties are recognized under the agreement. Through December 31, 2001, an aggregate of $4,307,000 in royalties payable by Aventis has been offset against the original credit.

     As of December 31, 2001, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The preferred shares outstanding at December 31, 2001 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of December 31, 2001, there were accrued and unpaid dividends totaling $165,000 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

     Our current sources of liquidity are cash, cash equivalents and interest earned on such cash reserves, sales of and royalties earned on sales of, ADAGEN, ONCASPAR and PEG-INTRON, and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

     We may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Recently Issued Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS 142 has no impact on our historical financial statements as we do not have any goodwill or intangible assets, which resulted from business combinations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002. We are in the process of evaluating SFAS 143 and the effect that it will have on our consolidated financial statements and current impairment policy.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities, and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at December 31, 2001 all of our holdings were in instruments maturing in four years or less.

     The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2001.

                           2002            2003           2004           2005            2006           Total
                        -----------    -----------    -----------    ------------    -----------    -----------
Fixed Rate               24,023,000     71,531,000     87,061,000     107,837,000     52,654,000    343,106,000
Average Interest Rate          6.42%          2.41%          3.49%           3.84%          4.07%          3.67%
                        -----------    -----------    -----------    ------------    -----------    -----------
                        $24,023,000    $71,531,000    $87,061,000    $107,837,000    $52,654,000    343,106,000
                        ===========    ===========    ===========    ============    ===========    ===========

     Our 4.5% convertible subordinated notes in the principal amount of $400,000,000 due July 1, 2008 have fixed interest rates. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     On January 7, 2002, we settled our previously reported patent infringement lawsuit against Shearwater Polymers, Inc. a wholly-owned subsidiary of Inhale Therapeutic Systems, Inc. for a description of the terms on certain agreements entered into in connection with such settlement, see Note 9 to the financial statements included in Item 1 of Part I hereof.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) An annual meeting of stockholders was held on December 4, 2001.

     (b) The directors elected at the annual meeting were David S. Barlow,  Rolf
A. Classon and Robert LeBuhn. The term of office as a director for each of Dr. Rosina B. Dixon, Arthur J. Higgins, Randy H. Thurman and Dr. David W. Golde continued after the annual meeting.

     (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

          (i) The stockholders voted 31,515,125 shares in favor and 50,867 shares withheld with respect to the election of Rolf A. Classon as a Class II director of the Company, 31,516,613 shares in favor and 52,379 shares withheld with respect to the election of David S. Barlow as a Class II director of the Company and 31,493,757 shares in favor and 72,235 shares withheld with respect to the election of Robert LeBuhn as a Class II director of the Company. Broker non-votes were not applicable.

          (ii) The stockholders voted 30,863,254 shares in favor, 576,890 against and 125,848 abstained with respect to a proposal to approve the amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock from 60,000,000 to 90,000,000. Broker non-votes were not applicable.

          (iii) The stockholders voted 27,373,960 shares in favor, 4,015,434 shares against and 176,598 abstained with respect to a proposal to approve the Company's 2001 Incentive Stock Plan. Broker non-votes were not applicable.

          (iv) The stockholders voted 31,271,539 shares in favor and 267,685 against and 26,768 abstained with respect to a proposal to ratify the selection of KPMG LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2002. Broker non-votes were not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                     Page Number
                                                                                     or
Exhibit                                                                              Incorporation
Number      Description                                                              By Reference
-------     -----------                                                              -------------
   3(i)      Certificate of Incorporation as amended                                            ~~

  3(ii)      By laws, as amended                                                            *(4.2)

  3(iv)      Certificate  of Amendment to Certificate  of  Incorporation  of Enzon,
             Inc. dated December 4, 2001                                                        o

    4.1      Indenture dated as of June 26, 2001, between the Company and
             Wilmington Trust Company, as trustee, including the form of 41/2%
             Convertible Subordinated Note due 2008 attached as Exhibit A thereto        ++++(4.1)

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

(b)  Reports on Form 8-K.

     On October 5, 2001, we filed with the Commission a Current Report on Form 8-K dated October 3, 2001 reporting that Schering-Plough announced the U.S.
launch of combination therapy using PEG-INTRON(TM) (PEG-interferon alfa-2b) Powder for Injection and REBETOL(R) (ribavirin, USP) Capsules for treating chronic hepatitis C.

     On November 8, 2001, we filed with the Commission a Current Report on Form 8-K dated November 8, 2001 reporting our financial results for the first quarter of fiscal year 2002.

     On November 27, 2001, we filed with the Commission a Current Report on Form 8-K dated November 12, 2001 reporting that Schering-Plough announced results of several clinical studies presented at the 52nd Annual Meeting of the American Association for the Study of Liver Disease (AASLD) in Dallas, Texas on PEG-INTRON(TM) (PEG-interferon alfa-2b) Powder for Injection in combination with REBETOL(R) (ribavirin, USP) Capsules for the treatment of chronic hepatitis C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENZON, INC.
                                            (Registrant)


Date:  February 12, 2002                    By: /s/Arthur J. Higgins
                                               ---------------------------------
                                            Arthur J. Higgins
                                            President and Chief Executive
                                            Officer


                                            By: /s/Kenneth J. Zuerblis
                                               ---------------------------------
                                            Kenneth J. Zuerblis
                                            Vice President, Finance,
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer) and
                                            Corporate Secretary