Form 10-Q
period 2002-03-31
ENZON INC
filed 2002-05-15
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the Quarter Ended March 31, 2002                Commission File No. 0-12957

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

Yes |X|  No |_|

As of May 10, 2002, there were 42,999,673 shares of common stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 2002 and June 30, 2001

                                                                                March 31, 2002  June 30, 2001
                                                                                 (unaudited)          *
                                                                                -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 128,623,024    $ 310,223,837
  Short-term investments                                                           34,197,312      129,520,083
  Accounts receivable                                                              20,495,041       11,087,748
  Inventories                                                                       2,344,505        1,852,144
  Other current assets                                                              4,504,474        2,837,199
                                                                                -------------    -------------
     Total current assets                                                         190,164,356      455,521,011
                                                                                -------------    -------------

Property and equipment                                                             18,754,368       13,181,671
  Less accumulated depreciation and amortization                                    9,845,386        9,761,999
                                                                                -------------    -------------
                                                                                    8,908,982        3,419,672
                                                                                -------------    -------------
Other assets:
  Marketable securities                                                           326,574,444       76,634,780
  Cost method equity investments                                                   40,040,777           40,777
  Debt issue costs, net                                                            11,403,523       12,774,951
  Patents and other assets, net                                                     1,628,668        1,284,626
                                                                                -------------    -------------
                                                                                  379,647,412       90,735,134
                                                                                -------------    -------------
Total assets                                                                    $ 578,720,750    $ 549,675,817
                                                                                =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $   4,618,149    $   4,670,259
  Accrued expenses                                                                  4,404,376        4,740,081
  Accrued interest                                                                  4,500,000               --
                                                                                -------------    -------------
     Total current liabilities                                                     13,522,525        9,410,340
                                                                                -------------    -------------
Accrued rent                                                                          561,582          581,438
Royalty advance-Aventis                                                               694,814          694,814
Notes payable                                                                     400,000,000      400,000,000
                                                                                -------------    -------------
                                                                                  401,256,396      401,276,252
                                                                                -------------    -------------

Stockholders' equity:
 Preferred stock-$.01 par value, authorized 3,000,000 shares; issued and outstanding 7,000 shares at March 31, 2002 and June 30, 2001 (liquidation preference aggregating $340,000
    at March 31, 2002 and $333,000 at June 30, 2001)                                       70               70
 Common stock-$.01 par value, authorized 90,000,000 shares, issued and outstanding 42,998,347 shares at March 31, 2002 and
    41,990,859 shares at June 30, 2001                                                429,984          419,909
  Additional paid-in capital                                                      262,540,017      257,682,479
  Accumulated other comprehensive (loss) income                                    (4,303,108)         884,935
  Deferred compensation                                                            (1,278,958)      (1,509,171)
  Accumulated deficit                                                             (93,446,176)    (118,488,997)
                                                                                -------------    -------------
  Total stockholders' equity                                                      163,941,829      138,989,225
                                                                                -------------    -------------

Total liabilities and stockholders' equity                                      $ 578,720,750    $ 549,675,817
                                                                                =============    -------------

* Condensed from audited financial statement.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                                   ENZON, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               Three and Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                 Three months ended            Nine months ended
                                                                     March 31,                      March 31,
                                                                 2002           2001          2002             2001
                                                             ------------    -----------   ------------    -----------

Revenues:
  Net sales                                                  $  5,729,330    $ 5,382,060   $ 16,683,135    $14,964,832
  Royalties                                                    14,072,174      2,410,200     33,688,960      3,701,897
  Contract revenue                                                 42,649      2,139,494        217,548      2,457,784
                                                             ------------    -----------   ------------    -----------
     Total revenues                                            19,844,153      9,931,754     50,589,643     21,124,513
                                                             ------------    -----------   ------------    -----------
Costs and expenses:
  Cost of sales                                                 1,376,450        988,380      4,222,870      2,860,592
  Research and development expenses                             5,062,732      3,684,268     12,548,297      8,829,537
  Selling, general and administrative expenses                  3,658,621      2,640,889     12,305,403      8,228,926
                                                             ------------    -----------   ------------    -----------
     Total costs and expenses                                  10,097,803      7,313,537     29,076,570     19,919,055
                                                             ------------    -----------   ------------    -----------
     Operating income                                           9,746,350      2,618,217     21,513,073      1,205,458
                                                             ------------    -----------   ------------    -----------
     Other income (expense):
         Interest income                                        3,892,568      2,255,642     14,819,789      6,420,343
         Interest expense                                      (4,956,895)            --    (14,871,764)            --
         Other income                                           3,217,878          1,483      3,217,878         13,352
                                                             ------------    -----------   ------------    -----------
                                                                2,153,551      2,257,125      3,165,903      6,433,695
                                                             ------------    -----------   ------------    -----------
      Income before taxes                                      11,899,901      4,875,342     24,678,976      7,639,153
      Tax benefit                                                 267,174        632,879        363,845        577,603
                                                             ------------    -----------   ------------    -----------
      Net income                                             $ 12,167,075    $ 5,508,221   $ 25,042,821    $ 8,216,756
                                                             ------------    ===========   ------------    ===========

      Basic earnings per common share                        $       0.28    $      0.13   $       0.59    $      0.20
                                                             ============    ===========   ============    ===========

      Diluted earnings per common share                      $       0.28    $      0.13   $       0.57    $      0.19
                                                             ============    ===========   ============    ===========

     Weighted average number of common shares
          outstanding basic                                    42,969,222     41,802,586     42,635,799     41,490,866
                                                             ============    ===========   ============    ===========
     Weighted average number of common shares and dilutive
          potential common shares outstanding                  43,933,865     43,718,044     43,899,449     43,509,342
                                                             ============    ===========   ============    ===========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                               March 31,          March 31,
                                                                                 2002               2001
                                                                             -------------    ------------
Cash flows from operating activities:

  Net income                                                                 $  25,042,821    $  8,216,756
  Adjustment for depreciation and amortization, including debt issue costs       2,022,995         414,487
  Non-cash expense for issuance of common stock                                    230,213              --
  Loss on retirement of assets                                                       3,832              22
  Amortization of bond premium/discount                                         (2,978,323)       (725,311)
  Decrease in accrued rent                                                         (19,856)        (19,857)
  Increase in royalty advance - Aventis                                                 --           3,134
  Changes in assets and liabilities                                             (7,905,247)    (10,439,859)
                                                                             -------------    ------------

    Net cash provided by (used in) operating activities                         16,396,435      (2,550,628)
                                                                             -------------    ------------
Cash flows from investing activities:
  Capital expenditures                                                          (6,038,248)       (854,726)
  Purchase of cost method equity investments                                   (40,000,000)             --
  Proceeds from sale of marketable securities                                  252,249,000          19,600
  Maturities of marketable securities                                           88,365,387      33,488,000
  Purchases of marketable securities                                          (497,441,000)    (41,009,000)
                                                                             -------------    ------------

    Net cash used in investing activities                                     (202,864,861)     (8,356,126)
                                                                             -------------    ------------

Cash flows from financing activities
  Proceeds from exercise of common stock options                                 4,867,613       4,767,984
                                                                             -------------    ------------

    Net decrease in cash and cash equivalents                                 (181,600,813)     (6,138,770)

  Cash and cash equivalents at beginning of period                             310,223,837      31,935,410
                                                                             -------------    ------------

  Cash and cash equivalents at end of period                                 $ 128,623,024    $ 25,796,640
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

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

(1) Organization and Basis of Presentation

      The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon, Inc. and its subsidiaries in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the 2002 presentation. Interim results are not necessarily indicative of the results that may be expected for the year.

(2) Comprehensive Income

      The following table reconciles net income to comprehensive income:

                                                   Three Months ended            Nine Months ended
                                                       March 31,                    March 31,
                                                  2002            2001         2002           2001
                                              ------------    ----------   ------------    ----------
Net income                                    $ 12,167,000    $5,508,000   $ 25,043,000    $8,217,000
  Other comprehensive income (loss):
     Unrealized holding gain (loss) arising
          during the period on securities       (3,036,000)    1,189,000     (5,188,000)    1,189,000
                                              ------------    ----------   ------------    ----------

  Total other comprehensive income
     (loss)                                     (3,036,000)    1,189,000     (5,188,000)    1,189,000
                                              ------------    ----------   ------------    ----------

Total comprehensive income                    $  9,131,000    $6,697,000   $ 19,855,000    $9,406,000
                                              ============    ==========   ============    ==========

(3) Earnings Per Common Share

      Basic earnings per share is computed by dividing the net income available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and nine months ended March 31, 2002 and 2001 the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method, the number of shares issuable upon conversion of the outstanding Series A preferred stock and the unvested shares of restricted stock which have been issued. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") have not been included as the effect of their inclusion would be antidilutive. As of March 31, 2002, the Company had 6,536,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

      The following table reconciles the basic and diluted earnings per share calculation:

                                          Three months ended          Nine months ended
                                              March 31,                   March 31,
                                          2002          2001          2002          2001
                                      -----------   -----------   -----------   -----------

Net income                            $12,167,000   $ 5,508,000   $25,043,000   $ 8,217,000
Less:  Preferred stock dividends            4,000         4,000        11,000        11,000
                                      -----------   -----------   -----------   -----------
Net income available to common
   stockholders                       $12,163,000   $ 5,504,000   $25,032,000   $ 8,206,000
                                      ===========   ===========   ===========   ===========

Weighted average number of
   common shares issued and
   outstanding - basic                 42,969,222    41,802,586    42,635,799    41,490,866
Effect of dilutive common stock
   equivalents:
  Conversion of preferred stock            16,000        16,000        16,000        16,000
  Assumed exercise of non-qualified
     stock options                        948,643     1,899,458     1,247,650     2,002,476
                                      -----------   -----------   -----------   -----------
                                       43,933,865    43,718,044    43,899,449    43,509,342
                                      ===========   ===========   ===========   ===========

(4) Inventories

      The composition of inventories at March 31, 2002 and June 30, 2001 is as follows:

                                March 31,    June 30,
                                  2002        2001
                              ----------   ----------
            Raw materials     $  800,000   $  421,000
            Work in process    1,321,000      737,000
            Finished goods       224,000      694,000
                              ----------   ----------
                              $2,345,000   $1,852,000

(5) Cash Flow Information

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9,000,000 for the nine months ended March 31, 2002. There were no cash payments for interest for the nine months ended March 31, 2001. There were no income tax payments made for the nine months ended March 31, 2002 and 2001.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

(6) Stock Option Plans

      During the nine months ended March 31, 2002, we issued 882,583 stock options at an average exercise price of $52.94 per share under our Non-Qualified Stock Option Plan, as amended, of which 550,000 were granted to executive officers and 78,333 were granted to non-employee directors of the Company. None of the options granted during the period are exercisable as of March 31, 2002. Of the total options granted, 645,000 contain accelerated vesting provisions, under which the vesting and exercisability of such shares will accelerate if the closing price of the Company's common stock exceeds $100 per share for at least twenty consecutive trading days as reported by the NASDAQ National Market. All options were granted with exercise prices that equaled or exceeded the fair market value of the underlying stock on the date of grant.

      On December 4, 2001, the stockholders approved a proposal to adopt the Company's 2001 Incentive Stock Plan and to reserve 2,000,000 shares for issuance under such plan.

(7) Stockholder's Equity

      On December 4, 2001, the stockholders voted to amend the Company's Certificate of Incorporation to increase the authorized shares of common stock from 60,000,000 to 90,000,000.

(8) Income Taxes

      The Company expects to be profitable for the year ending June 30, 2002, and accordingly has recognized a tax provision for the three and nine months ended March 31, 2002 of $238,000 and $493,000, respectively. The tax provision represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated fiscal 2002 taxable income. The tax provision was offset by a sale of a portion of the Company's New Jersey state net operating loss carry forwards. During the nine months ended March 31, 2002 and March 31, 2001, the Company recognized a tax benefit of $857,000 and $728,000 resulting from the sale of approximately $10,888,000 and $9,255,000, respectively, of its state net operating loss carry forwards.

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

(10) Collaborative Agreements

      Schering-Plough

      In August 2001, the Company's development partner for PEG-INTRON(R), Schering-Plough Corporation, received approval from the United State Food and Drug Administration (FDA) for PEG-INTRON for use in combination therapy with REBETOL(R) capsules for the treatment of chronic hepatitis C. In October 2001, Schering-Plough announced the U.S. launch of PEG-INTRON and REBETOL combination therapy for the treatment of chronic hepatitis C. Under its licensing agreement with Schering-Plough, Enzon is entitled to royalties on worldwide sales of PEG-INTRON. The royalties received on these sales are recognized when earned.

      Inhale Therapeutics

      In January 2002, the Company entered into a broad strategic alliance with Inhale Therapeutic Systems, Inc. that includes the following components:

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)


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

      o Enzon purchased $40 million of newly issued Inhale convertible preferred stock in January 2002. The preferred stock is convertible into Inhale common stock at a conversion price of $22.79 per share. In the event Inhale's common stock price three years from the date of issuance of the preferred stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. The preferred stock investment will be accounted for under the cost method.

      o The two companies also agreed in January 2002 to a settlement of the patent infringement suit filed in 1998 by Enzon against Inhale's subsidiary, Shearwater Polymers, Inc. Inhale will receive licensing access to the contested patents under a cross-license agreement. Enzon received a one-time payment of $3 million from Inhale to cover expenses incurred in defending Enzon's branched PEG patents which is included in other income.

(11) Leases

      In March 2002, the Company entered into a lease for a facility in Bridgewater, NJ which will serve as its corporate headquarters. This 19,000 square-foot space will be occupied by executive and administrative staff. The lease has a term of five years, followed by one five year renewal option period.

      Future minimum lease payments associated with this lease are as follows (these costs do not include the Company's other operating lease commitments):

                                   Year Ending June 30,
                                   --------------------
                     2002                                   $   39,000
                     2003                                      470,000
                     2004                                      470,000
                     2005                                      472,000
                     2006                                      489,000
                     2007 and thereafter                       449,000
                     -------------------                    ----------
                                                            $2,389,000
                                                            ==========

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

(12) Subsequent Events

      In April 2002 the Company entered into a multi-year strategic collaboration with Micromet AG, a private company. The companies have agreed to combine their patent estates and complementary expertise in single-chain antibody (SCA) technology to create a leading platform of therapeutic products based on antibody fragments. The companies will establish a new R&D Unit located at Micromet's research facility in Germany. The unit will be staffed initially with 25 scientists and plans to be fully operational by the end of calendar year 2002. In conjunction with this collaboration, Enzon will eliminate its SCA operations and will incur a one-time charge of $500,000 to $750,000 in the fourth quarter of fiscal year 2002. The Company and Micromet plan to share equally the costs of research and development, and share the revenues generated from technology licenses and from future commercialization of any developed products. Enzon also purchased an $8 million convertible note issued by Micromet. The note is convertible to Micromet stock at a price of $1,015 per share, carries an interest rate of 3% and is payable in March 2006 if it is not converted.

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

Results of Operations

Three months ended March 31, 2002 vs. Three months ended March 31, 2001

Revenues. Revenues for the three months ended March 31, 2002 increased by 100% to $19,844,000, as compared to $9,932,000 for the three months ended March 31, 2001. The components of revenues are sales of our products, royalties we earn on the sales of products by others, and contract revenues. Sales increased by 6% to $5,729,000 for the three months ended March 31, 2002, as compared to $5,382,000 for the three months ended March 31, 2001. This increase was primarily due to increased ONCASPAR sales. Sales of ONCASPAR during the three months ended March 31, 2002 declined compared to the three months ended December 31, 2001 by 12% or $306,000 as we limited distribution of the product to only the approved indication, due to a shortage of L-asparaginase, a raw material used in the product. Additional supplies of L-asparaginase were received from our supplier in the three months ended March 31, 2002, and we expect the distribution restriction to be lifted during the three months ending June 30, 2002. Sales of ADAGEN increased by 6% for the three months ended March 31, 2002 to $3,492,000 as compared to $3,307,000 for the three months ended March 31, 2001.

      Royalties for the three months ended March 31, 2002, increased to $14,072,000 as compared to $2,410,000 in the prior year. The increase was primarily due to the commencement of sales of PEG-INTRON in combination with REBETOL(R) in the U.S. and increased sales in Europe. Schering-Plough, our marketing partner for PEG-INTRON, began selling PEG-INTRON in the European Union in June 2000 and in the U.S. in February 2001. PEG-INTRON also received marketing approval for use in combination with REBETOL for the treatment for chronic hepatitis C in the European Union in March 2001 and in the U.S. in August 2001. Schering-Plough launched PEG-INTRON as combination therapy with REBETOL in the U.S. in October 2001.

      We expect ADAGEN sales to grow at similar levels as achieved for the current quarter over the next year. Royalties on PEG-INTRON are expected to increase as Schering-Plough continues the roll out of PEG-INTRON in combination with REBETOL in the U.S. We also expect to receive a lower revenue stream for ONCASPAR in future quarters when Aventis resumes distribution of the product and our revenue stream reverts back to the 27.5% royalty on sales.

      During the three months ended March 31, 2002, we had export sales and royalties on export sales of $6,870,000, of which $6,492,000 were in Europe. Export sales and royalties recognized on export sales for the prior year quarter were $2,979,000, of which $2,769,000 were in Europe.

      Contract revenue for the three months ended March 31, 2002 decreased by 98% to $43,000 as compared to $2,139,000 in the same period in the prior year. Contract revenue for the three months ended March 31, 2001 included a $2,000,000 milestone payment from our development partner Schering-Plough which was earned as a result of the FDA's approval of PEG-INTRON during such quarter.

Cost of Sales. Cost of sales, as a percentage of sales increased to 24% for the three months ended March 31, 2002 as compared to 18% for the prior year. This increase was due to lower cost of goods sold during the prior year, as certain finished goods which had previously been reserved for due to certain previously disclosed manufacturing problems related to ONCASPAR were cleared and sold in the prior year.

Research and Development. Research and development expenses increased by 37% to $5,063,000 for the three months ended March 31, 2002 from $3,684,000 for the same period last year. The increase was primarily due to increased clinical trial costs for PROTHECAN (PEG-camptothecin) and PEG-paclitaxel and increased payroll and related expenditures. Research and development activities are expected to continue to increase significantly as we continue the advancement of the current and additional Phase II clinical trials for PROTHECAN, we continue our Phase I clinical trials for PEG-paclitaxel and we conduct pre-clinical and clinical trials for additional compounds.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2002 increased by 39% to $3,659,000, as compared to $2,641,000 in 2001. The increase was primarily due to increased payroll and related expenditures.

Other Income/Expense. Interest income for the three months ended March 31, 2002 increased to $3,893,000, as compared to $2,256,000 for the prior year. The increase in interest income was attributable to the increase in interest bearing investments primarily due to the issuance of $400,000,000 of 4.5% convertible subordinated notes during June 2001. Other income increased to $3,218,000 primarily due to a $3,000,000 payment from Inhale Therapeutics related to the settlement of the patent infringement suit against Inhale's subsidiary Shearwater Polymers, Inc. This one-time payment was reimbursement for expenses incurred in defending Enzon's branched PEG patent. Interest expense increased to $4,957,000 for the three months ended March 31, 2002 due to the issuance of the $400,000,000 in 4.5% convertible subordinated notes in June 2001.

Provision for taxes. We expect to be profitable for the year ending June 30, 2002, and accordingly have recognized a tax provision for the three months ended March 31, 2002. The tax provision represents our anticipated Alternative Minimum Tax liability based on our anticipated fiscal 2002 taxable income. The tax provision was offset by the sale of a portion of our New Jersey State net operating loss carry forwards. During the quarter ended March 31, 2002 and March 31, 2001, we recognized a tax benefit of $505,000 and $728,000 from the sale of approximately $6,410,000 and $9,255,000, respectively, of our state net operating loss carry forwards. A tax provision of $238,000 for the quarter ended March 31, 2002 and $95,000 for the quarter ended March 31, 2001 was recorded.

Nine months ended March 31, 2002 vs. Nine months ended March 31, 2001

Revenues. Revenues for the nine months ended March 31, 2002 increased by 139% to $50,590,000 as compared to $21,125,000 for the same period last year. The components of revenues are sales, which consist of our sales of products and royalties we earn on the sale of products by others, and contract revenues. Sales increased by 6% to $16,683,000 for the nine months ended March 31, 2002, as compared to $14,965,000 for the prior year. The increase was due to increased ONCASPAR sales. The increase in ONCASPAR sales was due to the lifting of FDA imposed distribution and labeling restrictions, which were in place during a substantial portion of the prior year period. ADAGEN sales for the nine months ended March 31, 2002 and 2001 were $9,745,000 and $9,796,000, respectively.

      Royalties for the nine months ended March 31, 2002, increased to $33,689,000 as compared to $3,702,000 in the prior year period. The increase was primarily due to the commencement of sales of PEG-INTRON in combination with REBETOL in the U.S. and increased sales of PEG-INTRON in Europe. Schering-Plough launched PEG-INTRON as combination therapy with REBETOL in the U.S. in October 2001.

      Contract revenue for the nine months ended March 31, 2002 decreased by 98% to $217,000 as compared to $2,458,000 in the same period in the prior year. This decrease was related primarily to a $2,000,000 milestone payment from our development partner Schering-Plough which was earned as a result of the FDA'a approval of PEG-INTRON in the nine months ended March 31, 2001.

      During the nine months ended March 31, 2002, we had export sales and royalties on export sales of $18,872,000, of which $17,679,000 were in Europe. Export sales and royalties recognized on export sales for the prior year period were $6,669,000, of which $6,148,000 were in Europe.

Cost of Sales. Cost of sales, as a percentage of sales increased to 25% for the nine months ended March 31, 2002, as compared to 19% for the nine months ended March 31, 2001. This increase was due to lower cost of goods sold during the prior year period as certain finished goods, which had previously been reserved for due to the previously disclosed manufacturing problems related to ONCASPAR, were cleared and sold in the prior year.

Research and Development. Research and development expenses increased by 42% to $12,548,000, as compared to $8,830,000 for the nine months ended March 31, 2001. The increase was primarily due to increased clinical trial costs for PROTHECAN and PEG-paclitaxel and increased payroll and related expenditures.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2002 increased by 50% to $12,305,000, as compared to $8,229,000 in the prior year. The increase was primarily due to (i) increased payroll and related expenditures, (ii) increased costs related to patent litigation with Shearwater Polymers, Inc., and (iii) costs related to the identification and review of potential strategic alliances to gain access to technologies, products and companies.

Other Income/Expense. Interest income for the nine months ended March 31, 2002 increased to $14,820,000, as compared to $6,420,000 for the prior year. The increase in interest income was primarily due to the increase in interest bearing investments as a result of the issuance of $400,000,000 of 4.5% convertible subordinated notes during June 2001. Other income increased to $3,218,000 primarily due to a $3,000,000 payment from Inhale Therapeutics due to the settlement of the patent infringement suit against Inhale's subsidiary Shearwater Polymers, Inc. This one-time payment was reimbursement for expenses incurred in defending Enzon's branched PEG patent. Interest expense increased to $14,872,000 for the nine months ended March 31, 2002 due to the issuance of the $400,000,000 in 4.5% convertible subordinated notes in June 2001.

Provision for taxes. We expect to be profitable for the year ending June 30, 2002, and accordingly we have recognized a tax provision for the nine months ended March 31, 2002. The tax provision represents our anticipated Alternative Minimum Tax liability based on our anticipated fiscal 2002 taxable income. The tax provision was offset by the sale of a portion of our New Jersey State net operating loss carry forwards. During the nine months ended March 31, 2002 and March 31, 2001 we recognized a tax benefit of $857,000 and $728,000 from the sale of approximately $10,888,000 and $9,255,000, respectively, of our state net operating loss carry forwards. A tax provision of $493,000 for the nine months ended March 31, 2002 and $150,397 for the nine months ended March 31, 2001 was recorded.

Liquidity and Capital Resources

      Total cash reserves, which include cash, cash equivalents and marketable securities, were $489,395,000 as of March 31, 2002, as compared to $516,379,000 as of June 30, 2001. The decrease in total cash reserves was due to the purchase of $40 million of Inhale Therapeutics convertible preferred stock as part of the strategic alliance entered into in January 2002. We invest our excess cash primarily in United States government-backed securities.

      As of March 31, 2002, we had $400,000,000 of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 1, 2002. Accrued interest on the notes was approximately $4,500,000 as of March 31, 2002. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the noteholder upon a fundamental change, as described in the indenture for the notes.

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

      Under our amended license agreement with Aventis, we received a payment of $3,500,000 in advance royalties in January 1995. Royalties due under the amended license agreement will be offset against an original credit of $5,970,000, which represents the royalty advance plus reimbursement of certain amounts due Aventis under the original agreement and interest expense, before cash payments will be made under the agreement. The royalty advance is shown as a long-term liability. The corresponding current portion of the advance is included in accrued expenses on the consolidated balance sheets. We will reduce the advance as royalties are recognized under the agreement. Through March 31, 2002, an aggregate of $4,307,000 in royalties payable by Aventis has been offset against the original credit.

      As of March 31, 2002, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The preferred shares outstanding at March 31, 2002 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of March 31, 2002, there were accrued and unpaid dividends totaling $168,000 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

      Our current sources of liquidity are cash, cash equivalents, marketable securities and interest earned on such cash reserves, sales of and royalties earned on sales of ADAGEN, ONCASPAR and PEG-INTRON, and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

      We may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

      In January 2002, we purchased $40 million of newly issued Inhale convertible preferred stock. The preferred stock is convertible into Inhale common stock at a conversion price of $22.79 per share. In the event Inhale's common stock price three years from the date of issuance of the preferred stock, or earlier in certain circumstances, is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share.

      In March 2002, we entered into a lease for a 19,000 square feet facility located in Bridgewater, NJ that will serve as our corporate headquarters. The lease has a term of 5 years, followed by one five year renewal option period. The future minimum lease payments are approximately $2,389,000 throughout the five year term of the lease. Total other commitments for operating leases total $5,059,000 through the year 2007.

      In April 2002, we entered into a multi-year strategic collaboration with Micromet AG, a private company to combine our patent estates and complementary expertise in single-chain antibody (SCA) technology to create a leading platform of therapeutic products based on antibody fragments. As part of the collaboration, we purchased an $8 million note issued by Micromet. The note is convertible to Micromet stock at a price of $1,015 per share, carries an interest rate of 3% and is due March 2006.

Critical Accounting Policies

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe the following accounting policy to be critical:

      Revenue Recognition. We have formed collaborative research and development agreements and alliances with several pharmaceutical companies. These agreements are in the form of research and development and license option agreements. The agreements are for both early and late stage compounds. For the early stage compounds, the agreements are relatively short-term agreements that are renewable depending on the success of the compounds as they move through preclinical development. The agreements call for milestone payments on achieving significant milestone events, and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the compound receives FDA marketing approval.

      In accordance with Staff Accounting Bulletin No. 101 ("SAB 101") Revenue Recognition in Financial Statements, upfront payments are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Nonrefundable revenue from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the specific milestones are achieved. None of the payments received to date are refundable regardless of the outcome of the project. Research funding is recorded in the period during which the expenses covered by the funding occurred.

Recently Issued Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. SFAS 142 which will officially be adopted July 1, 2002, has no impact on our historical financial statements as we do not have any goodwill or intangible assets, which resulted from business combinations.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt SFAS 143 for fiscal years beginning after June 15, 2002. We are in the process of evaluating SFAS 143 and the effect that it will have on our consolidated financial statements and current impairment policy, but we do not expect any material effect.

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

      Our holdings of financial instruments are comprised of debt securities, and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at March 31, 2002 all of our holdings were in instruments maturing in four years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2002.

                            2002           2003           2004            2005            2006            Total
                        -----------    -----------    ------------    ------------    ------------    ---------------
Fixed Rate              $14,109,000    $71,207,000    $ 76,937,000    $122,693,000    $ 80,129,000    $   365,075,000
Average Interest Rate          6.18%          2.41%           3.48%           3.80%           4.37%              3.68%
                        -----------    -----------    ------------    ------------    ------------    ---------------
                        $14,109,000    $71,207,000    $ 76,937,000    $122,693,000    $ 80,129,000    $   365,075,000
                        ===========    ===========    ============    ============    ============    ===============

      Our 4.5% convertible subordinated notes in the principal amount of $400,000,000 due July 1, 2008 have fixed interest rates. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      On January 7, 2002, we settled our previously reported patent infringement lawsuit against Shearwater Polymers, Inc. a wholly-owned subsidiary of Inhale Therapeutic Systems, Inc. for a description of the terms on certain agreements entered into in connection with such settlement, see Note 9 to the unaudited financial statements included in Item 1 of Part I hereof.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                           Page Number
                                                                                           or
      Exhibit                                                                              Incorporation
      Number      Description                                                              By Reference
      ------      -----------                                                              ------------

        3(i)      Certificate of Incorporation as amended                                             ~~

       3(ii)      By laws, as amended                                                             *(4.2)

       3(iv)      Certificate  of Amendment to Certificate  of  Incorporation  of Enzon,               #
                  Inc. dated December 4, 2001

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

        10.10     Employment Agreement dated May 9, 2001, between the Company
                  and Arthur J. Higgins                                                       ///(10.30)

       10.11      Amendment dated May 23, 2001, to Employment Agreement between
                  the Company and Arthur J. Higgins dated May 9, 2001                         ///(10.31)

       10.12      Form of Restricted Stock Award Agreement between the Company and
                  Arthur J. Higgins                                                            ////(4.3)

       10.13      Form of Employee Retention Agreement dated as of August 3, 2001
                  between the Company and certain key employees                                      +++

       10.14      Lease - 685 Route 202/206, Bridgewater, New Jersey                                   o

       10.15      Employment Agreement with Ulrich Grau dated as of March 6, 2002                      o

       10.16      Amendment dated May 31, 2001 to Employment Agreement between                         o
                  the Company and Peter G. Tombros

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

           # Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference thereto.

(b) Reports on Form 8-K.

      On January 8, 2002 we filed with the Commission a current report on Form 8-K dated January 7, 2002 reporting under Item 5 our broad strategic alliance with Inhale Therapeutic Systems, Inc.

      On January 16, 2002 we filed with the Commission a Current Report on Form 8-K dated January 16, 2002 reporting under Item 5 that Schering-Plough believes that the Access Assurance Program will soon need to transition to a wait list for newly enrolling patients in the U.S. initially.

      On February 26, 2002 we filed with the Commission a Current Report on Form 8-K dated February 25, 2002 reporting under Item 5 that Robert Parkinson, Jr. was elected to the Board of Directors.

      On February 26, 2002 we filed with the Commission a Current Report on Form 8-K dated February 26, 2002 reporting under Item 5 that Inhale Therapeutic Systems, Inc. entered into two licensing agreements which will involve Enzon's proprietary PEG technology.

      On March 7, 2002 we filed with the Commission a Current Report on Form 8-K dated March 7, 2002 that Schering-Plough would remove a large block of patients from the PEG-INTRON Access Assurance Program wait list since the program was transitioned to a wait-list system in January 2002.

      On March 19, 2002 we filed with the Commission a Current Report on Form 8-K dated March 18, 2002 reporting under Item 5 that Ulrich M. Grau, Ph.D. was appointed as the Company's Chief Scientific Officer.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENZON, INC.
                                            (Registrant)


Date:  May 15, 2002                         By: /s/ Arthur J. Higgins
                                               ---------------------------------
                                            Arthur J. Higgins
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                            By: /s/ Kenneth J. Zuerblis
                                               ---------------------------------
                                            Kenneth J. Zuerblis
                                            Vice President, Finance,
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer) and
                                            Corporate Secretary