Form 10-K
period 2002-06-30
ENZON INC
filed 2002-09-26
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                                   ----------

                                                             Commission
For the fiscal year ended June 30, 2002                      File Number 0-12957

                                   ENZON, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              22-2372868
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

685 Route 202/206, Bridgewater, New Jersey                          08807
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (908) 541-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)
                         Preferred Stock Purchase Rights
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on September 18, 2002 was approximately $876,693,848. There is no market for the Series A Cumulative Convertible preferred stock, the only other class of stock outstanding.

      As of September 18, 2002, there were 42,999,823 shares of Common Stock, par value $.01 per share, outstanding.

      The Index to Exhibits appears on page 47.

                       Documents Incorporated by Reference

      The registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 3, 2002, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                                   ENZON, INC.

                          2002 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.  Business                                                              3
Item 2.  Properties                                                           22
Item 3.  Legal Proceedings                                                    23
Item 4.  Submission of Matters to a Vote of Security Holders                  23

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
            Stockholder Matters                                               24
Item 6.  Selected Financial Data                                              25
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               25
Item 7a. Quantitative and Qualitative Disclosures About Market Risk           44
Item 8.  Financial Statements and Supplementary Data                          45
Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                              45

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   46
Item 11. Executive Compensation                                               46
Item 12. Security Ownership of Certain Beneficial Owners and Management       46
Item 13. Certain Relationships and Related Transactions                       46
Item 14. Controls and Procedures                                              46

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K      47

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

                                     PART I

Item 1. BUSINESS

Overview

      We are a biopharmaceutical company that develops and commercializes products for life-threatening diseases on our own and through strategic partnerships. We are currently executing a dual-prong strategy designed to broaden our revenue stream, expand our product pipeline, and enhance our organizational capabilities through both internal efforts and the execution of strategic transactions. First, internally we are focused on the advancement of our product pipeline through our continued investment in research and development and the application of our proprietary PEG and SCA technologies. Our PEG, or polyethylene glycol, technology is used to improve the delivery, safety, and efficacy of proteins and small molecules with known therapeutic efficacy. Our single-chain antibody, or SCA, technology is used to discover and produce antibody-like molecules that can offer many of the therapeutic benefits of monoclonal antibodies while addressing some of their limitations. Second, through strategic transactions we plan to broaden our revenue stream and further expand our product pipeline by accessing already marketed products and products in development. Our strategic initiatives will also seek using alliances to enhance our organization by accessing additional technologies and extending our product development and commercialization capabilities.

      To date we have developed three products that utilize our proprietary PEG technologies and have several under development.

      PEG-INTRON(R) is a PEG-enhanced version of Schering-Plough's alpha-interferon product, INTRON(R) A. We have designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy as compared to INTRON A. Our worldwide partner for PEG-INTRON, Schering-Plough, has received approval of PEG-INTRON as a monotherapy and for use in combination with REBETOL(R) (ribavirin, USP) Capsules for the treatment of chronic hepatitis C in adult patients not previously treated with alpha-interferon in the United States and the European Union. The product is currently in Phase III clinical trials for hepatitis C in Japan and is also being evaluated for use as long term maintenance therapy in cirrhotic patients that have failed previous treatment (COPILOT study). A Phase III clinical trial is also being conducted for PEG-INTRON for the treatment of high risk malignant melanoma, and earlier stage clinical trials of PEG-INTRON are being conducted for other indications, including HIV. Schering-Plough has reported that its worldwide sales of INTRON A, REBETOL and PEG-INTRON for all indications in 2001 totaled $1.4 billion.

      PROTHECAN(R) is a PEG-enhanced version of camptothecin, a compound in the class of molecules called topoisomerase I inhibitors. Camptothecin has been shown in clinical testing to be potent against certain tumor types, but its clinical development has been discontinued due to significant side effects and poor solubility. We have shown in preclinical studies that PROTHECAN preferentially accumulates in tumors and has comparable or better efficacy compared to camptothecin as well as marketed topoisomerase I inhibitors. We are currently conducting Phase II clinical trials for PROTHECAN in small cell lung, non-small cell lung and pancreatic cancers as a monotherapy. We plan to initiate additional clinical trails for PROTHECAN in other cancer indications in order to fully explore PROTHECAN'S clinical potential.

      We have initiated a phase I program for PEG-paclitaxel, a PEG-modified version of paclitaxel.

      We commercialize two additional products based on our PEG technology:
ADAGEN(R) for the treatment of a congenital enzyme deficiency disease called Severe Combined Immunodeficiency Disease, or SCID, and ONCASPAR(R) for the treatment of acute lymphoblastic leukemia. Each of these products is a PEG-enhanced version of a naturally occurring enzyme. Both products have been marketed for several years and have demonstrated the safe and effective application of our PEG technology.

      Our second proprietary technology, SCAs, are genetically engineered proteins which possess the antigen binding domains of a monoclonal antibody and as a result its binding specificity and affinity. SCAs are designed to expand on the therapeutic and diagnostic applications possible with monoclonal antibodies. Preclinical studies have shown that SCAs allow for greater tissue penetration and faster clearance from the body. During fiscal 2002 we entered into a broad product development agreement with Micromet AG, a private German company focused on the development of antibody products with complementary intellectual property and development expertise in the area of SCAs. We believe that we possess strong intellectual property in the area of SCAs. The most clinically advanced SCA based on our technology is being developed by one of our licensees, Alexion Pharmaceuticals. Alexion has commenced enrollment in a Phase III clinical trial for this SCA in patients undergoing cardiopulmonary bypass surgery. Alexion is also evaluating this SCA for myocardial infarction, for which two Phase II clinical trials are ongoing.

Our Strategy

      To build a fully integrated biopharmaceutical company and to further realize the potential value of our PEG and SCA technologies, we intend to pursue the following strategic initiatives:

      o Continue to identify macro and small molecules of known therapeutic value that we believe can be improved by our PEG technology and develop PEG-enhanced versions of such compounds;

      o Acquire already marketed products and build a marketing and sales infrastructure to enhance our profitability;

      o Acquire products under development and technologies which are complementary to our technologies and clinical focus;

      o Enter into development agreements with third parties to apply our PEG technology to their existing compounds; and

      o     Advance our SCA technology through our Micromet collaboration.

PEG Technology

      Our proprietary PEG technology involves the covalent attachment of PEG to therapeutic proteins or small molecules for the purpose of enhancing therapeutic value. PEG is a relatively non-reactive and non-toxic polymer that is frequently used in food and pharmaceutical products. We have demonstrated, both in our marketed products and our products under development, that for some proteins and small molecules, we can impart significant pharmacologic advantages over the unmodified forms of the compound by modifying a compound using our PEG technology.

      These advantages include:

            o     extended circulating life,

            o     lower toxicity,

            o     increased drug stability, and

            o     enhanced drug solubility.

                               [GRAPHIC OMITTED]

                     A depiction of a PEG-enhanced molecule.

      For years, we have applied and continually improved our PEG technology to modify the pharmacologic characteristics of potential or existing protein therapeutics. We modify proteins with PEG for the purpose of prolonging life and reducing toxicities. In some cases, PEG can render a protein therapeutically effective, where the unmodified form had only limited clinical utility. For example, proteins frequently induce an immunologic response. When PEG is attached, it disguises the compound and reduces recognition by the patient's immune system. In addition, frequency of dosing can be reduced and the delay in clearance can achieve an improved therapeutic effect due to the prolonged exposure to the protein therapeutic.

      We have also developed a PEG technology that allows us to apply PEG to small molecules. We are currently applying this technology to develop PEG-enhanced versions of anti-cancer compounds. Like proteins, many anti-cancer compounds of potentially significant therapeutic value possess undesired pharmacologic characteristics such as toxicity, poor solubility, and limited half-life. The attachment of PEG to anti-cancer compounds extends their circulatory life and, at the same time, greatly increases the solubility of these compounds. We attach PEG to anti-cancer compounds by means of chemistries that are designed to temporarily inactivate the compound, and then release it over time, releasing the compound in the proximity of the targeted tissue. By inactivating and then reactivating the compound in the body we create a prodrug version of such compounds. These attributes may significantly enhance the therapeutic value of new chemicals, drugs already marketed by others and off-patent drugs with otherwise limited utility. We believe that this technology has broad usefulness and that it can be applied to a wide range of small molecules, such as:

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

PEG Products

   PEG-INTRON

      PEG-INTRON is a PEG-enhanced version of Schering-Plough's recombinant alpha-interferon product called INTRON A. We have modified the INTRON A compound by attaching PEG to it. The effect was not only a prolonged half life allowing for once weekly dosing, but also greater efficacy as compared to unmodified INTRON-A. Schering-Plough currently markets INTRON A for 16 major antiviral and oncology indications worldwide. Historically the largest indication for INTRON A is hepatitis C. INTRON A is also used to treat certain types of cancer. Our worldwide partner for PEG-INTRON, Schering-Plough has received approval for the treatment of adult patients with chronic hepatitis C as a monotherapy and in combination with REBETOL (ribavirin, USP) capsules in the United States and European Union. Schering-Plough is currently conducting late-stage clinical trials for the treatment of hepatitis C in Japan. Schering-Plough is also evaluating PEG-INTRON as a long term maintenance therapy (COPILOT study) and in combination with REBETOL in hepatitis C patients who did not respond to or had relapsed following previous interferon-based therapy. A Phase III clinical trial is also being conducted for PEG-INTRON for the treatment of malignant melanoma and earlier stage clinical trials of PEG-INTRON are being conducted for other indications, including HIV.

      The COPILOT (Colchicine versus PEG-INTRON Long-Term) study, is evaluating maintenance therapy with PEG-INTRON in hepatitis C patients with advanced cirrhosis. In this study, 250 patients with advanced cirrhosis who had previously failed interferon-based therapy were randomized to two groups: 130 patients received once-weekly PEG-INTRON (0.5 mcg/kg) and 120 patients received twice-daily colchicine (0.6 mg). At the end of one year of treatment, the PEG-INTRON group had a reduction in detectable virus (HCV RNA), while the virus levels in the colchicine group remained the same. These findings may be important for hepatitis C patients who have not responded to previous therapy.

      Schering-Plough has reported that its worldwide sales of INTRON A, REBETOL and PEG-INTRON for all indications in 2001 totaled $1.4 billion, with the majority of sales coming from hepatitis C.

      Under our licensing agreement with Schering-Plough, we earned milestone payments and receive royalties on Schering-Plough's worldwide sales of PEG-INTRON. Schering-Plough is responsible for all marketing and development activities for PEG-INTRON.

   Hepatitis C

      According to an article published in the New England Journal of Medicine, approximately 3.9 million people in the United States are infected with the hepatitis C virus. Approximately 2.7 million of these people are characterized as having chronic hepatitis C infection. We believe that the number of people infected with the hepatitis C virus in Europe is comparable to that in the United States. It is also estimated that approximately 2.0 million people in Japan are infected with hepatitis C. According to the World Health Organization, there were approximately 170 million chronic cases of hepatitis C worldwide. A substantial number of people in the United States who were infected with hepatitis C more than 10 years ago are thought to have contracted the virus through blood transfusions. Prior to 1992, the blood supply was not screened for the hepatitis C virus. In addition, the majority of people infected with the virus are thought to be unaware of the infection because the hepatitis C virus can incubate for 10 or more years before patients become symptomatic. Schering-Plough estimates that only 10 to 15 percent of patients with hepatitis C have been treated.

      Prior to the introduction of PEG-INTRON, the standard of care for hepatitis C infection was alpha-interferon administered three times per week for one year in combination with ribavirin, another antiviral drug. The alpha-interferon plus ribavirin therapy was approved in the United States for the treatment of hepatitis C in December 1998. Prior to such approval, hepatitis C infection was typically treated with alpha-interferon alone. In clinical studies, alpha-interferon stand-alone therapy for 48 weeks has reduced viral loads below the detectable levels in 10% to 15% of patients treated. In clinical studies, alpha-interferon plus ribavirin in combination therapy has reduced viral loads below detectable levels in 31% to 38% of patients treated. The clinical efficacy of alpha-interferon, both as a stand-alone or combination therapy, has been limited by serious side effects, which include flu-like symptoms, gastro-intestinal disorders and depression, in addition to undesirable dosing requirements. The requirement of three times per week dosing for the treatment of hepatitis C has also limited patient compliance.

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

      During June 2002 the National Institutes of Health (NIH) issued a consensus statement stating that the most effective treatment for hepatitis C is combination therapy with PEGylated interferon and ribavirin for a period of 48 weeks. The consensus statement also provided recommendations on how to broaden the treatment population as well as how to prevent transmission of the virus.

      Hoffmann-LaRoche is developing a PEGylated version of its alpha-interferon, product ROFERON(R)-A, called PEGASYS(R). Schering-Plough and Hoffmann-LaRoche have been the major competitors in the global alpha-interferon hepatitis C market since the approval of INTRON A and ROFERON-A. PEGASYS is being developed by Hoffmann-LaRoche as a monotherapy as well as in combination with ribavirin for the treatment of hepatitis C. PEGASYS is expected to compete with PEG-INTRON on a global basis. PEGASYS was approved in the European Union in June 2002 and is currently under review by the FDA for its use as a monotherapy and in combination with ribavirin in the United States. Both products have similar characteristics and efficacy. Hoffmann-La Roche has reported that its Phase III study, which evaluated the combination of PEGASYS in combination with one of two doses of ribavirin (depending on body weight) for the treatment of hepatitis C achieved an overall sustained response of 56%.

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

      In June 2001, we reported that Schering-Plough completed its Phase III study comparing PEG-INTRON to INTRON A in patients with newly diagnosed chronic myelogenous leukemia, or CML. In this study, PEG-INTRON administered once weekly demonstrated clinical comparability to INTRON A administered daily, with a comparable safety profile. Despite demonstrating clinical comparability, the efficacy results for PEG-INTRON did not meet the protocol-specified statistical criteria for non-inferiority, the primary endpoint of the study. The major cytogenic response rates at month 12 for both PEG-INTRON and INTRON A were similar to those previously reported in the literature for alpha-interferon.

      In addition to conducting this Phase III study of PEG-INTRON in CML, Schering-Plough has advised us that it is working with independent investigators to research initiatives with PEG-INTRON in oncology indications through a comprehensive medical affairs program. This program includes ongoing studies with PEG-INTRON in high-risk melanoma, myeloma and non-Hodgkin's lymphoma, both as and in combination with other agents. A Phase III clinical trial of PEG-INTRON for high-risk malignant melanoma is ongoing.

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

      Potential Other Indications

      We believe that PEG-INTRON may have potential in treating other diseases, including HIV, hepatitis B and multiple sclerosis. A Phase I clinical trial of PEG-INTRON has been conducted for HIV. In this study, 58% of the 30 patients had substantial reductions in their levels of HIV after adding a weekly injection of PEG-INTRON to their combination treatments.

   PROTHECAN

      PROTHECAN is a PEG-enhanced version of a small molecule called camptothecin, which is an anticancer compound in the class of topoisomerase I inhibitors. Camptothecin was originally developed at the National Institutes of Health and is now off patent; it is a potent topoisomerase I inhibitor.

      For many years camptothecin has been known to be a very effective cytotoxic agent but its low solubility has limited its use. Two camptothecin derivatives, topotecan and irinotecan, have been approved by the FDA for the treatment of small-cell lung, ovarian and colorectal cancers. These two products together achieved 2001 worldwide sales of approximately $881 million.

      We have linked PEG and camptothecin so that it forms a prodrug. The PEG component confers a long circulating half life and allows the compound to accumulate in tumor sites. Animal tests have shown that PEG-camptothecin has better efficacy compared to camptothecin, as well as other topoisomerase I inhibitors. We are currently conducting a Phase II clinical trial of PROTHECAN in small cell lung, non-small cell lung and pancreatic cancers as a monotherapy. We also expect to initiate additional Phase II clinical trials for PROTHECAN in gastric and other cancer indications.

   PEG-paclitaxel

      PEG-paclitaxel is a PEG-modified version of paclitaxel formulated for ease of administration. TAXOL (paclitaxel) is a chemotherapeutic agent used to treat various types of cancers, including ovarian, breast, non-small cell lung, and AIDS-related Kaposi's sarcoma. In 2001, sales of TAXOL were reported to be approximately $1.2 billion. Using our proprietary PEG technology, our scientists have modified paclitaxel through the chemical attachment of PEG giving PEG-paclitaxel prodrug attributes. PEG-paclitaxel can be delivered without the need for solubilizing agents or pre-medications. TAXOL, a commercial formulation of paclitaxel, contains the solubilizing agent CREMOPHOR and patients are required to take pre-medications prior to treatment to reduce the potential for adverse reactions, which may be caused by CREMOPHOR.

      In May 2001, we initiated the patient dosing in a Phase I clinical trial for PEG-paclitaxel. The trial is designed to determine the safety, tolerability and pharmacology of PEG-paclitaxel in patients with advanced solid tumors and lymphomas. Currently, we are evaluating the pharmacokinetic data from this trial.

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

      The adenosine deaminase or the ADA enzyme in ADAGEN is obtained from bovine intestine. We purchase this enzyme from the world's only FDA-approved supplier, which until 2002 supplied ADA derived from cattle in Germany. In November 2000, bovine spongiform encephalopathy or BSE or mad cow disease was detected in certain cattle herds in Germany. During 2002 in order to comply with FDA requirements, our supplier secured a new source of bovine intestines from New Zealand, which has no confirmed cases of BSE in its cattle herds. Bovine spongiform encephalopathy (BSE or mad cow disease) has been detected in cattle herds in the United Kingdom and more recently, in other European countries. There is evidence of a link between the agent that causes BSE in cattle and a new variant form of Creutzfeld-Jakob disease or nvCJD in humans. Based upon the use of certain purification steps taken in the manufacture of ADAGEN and from our analysis of relevant information concerning this issue, we consider the risk of product contamination to be extremely low. However, the lengthy incubation period of BSE and the absence of a validated test for the BSE agent in pharmaceutical products make it impossible to be absolutely certain that ADAGEN is free of the agent that causes nvCJD. To date, cases of nvCJD have been rare in the United Kingdom, where large numbers of BSE-infected cattle are known to have entered the human food chain. To date, no cases of nvCJD have been linked to ADAGEN or, to our knowledge, any other pharmaceutical product, including vaccines manufactured using bovine derived materials from countries where BSE has been detected.

      We are marketing ADAGEN on a worldwide basis. We utilize independent distributors in certain territories including the United States, Europe and Australia. Currently, 76 patients in twelve countries are receiving ADAGEN therapy. We believe many newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for ADAGEN on new patient identification. Our sales of ADAGEN for the fiscal years ended June 30, 2002, 2001 and 2000 were $13.4 million, $13.4 million and $12.2 million respectively.

      Beginning in September 2002, the United States Department of Agriculture or USDA will require all animal sourced materials shipped to the United States from any European country to contain a veterinary certificate that the product is BSE free. We currently have more than a year's supply of ADA enzyme in inventory and are investigating the ability for our supplier which processes our ADA enzyme supply in Germany to comply with or obtain a waiver of this requirement. We cannot guarantee that such certificate or waiver will be available. If our supplier is unable to supply us with ADA enzyme, it is likely that we will be unable to produce or distribute ADAGEN once we utilize our current inventory of ADA enzyme.

   ONCASPAR

      ONCASPAR, our second FDA-approved product, is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase. It is currently approved in the U.S., Canada, and Germany and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive, or allergic, to native, or unmodified, forms of L-asparaginase. During June 2002 we amended our license agreement with Aventis
(formerly Rhone-Poulenc Rorer Pharmaceuticals) to acquire the rights to market and distribute ONCASPAR in the U.S., Canada, Mexico and the Asia/Pacific region. Under the amended agreement we acquired the rights to market and distribute ONCASPAR in the United States and Canada in return for a payment of $15 million and a royalty of 25% on our net sales of the product through 2014. MEDAC GmbH has the exclusive right to market ONCASPAR in Europe.

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

   Other PEG Products

      Our PEG technology may be applicable to other potential products. We are currently conducting preclinical studies for additional PEG-enhanced compounds. We will continue to seek opportunities to develop and commercialize other PEG-enhanced products on our own and through co-commercialization partnerships.

SCA Proteins

   General

      Antibodies are proteins produced by the immune system in response to the presence in the body of antigens such as, bacteria, viruses or other disease causing agents. Antibodies of identical molecular structure that bind to a specific target are called monoclonal antibodies. Over the past few years, several monoclonal antibodies have been approved for therapeutic use and have achieved significant clinical and commercial success. Much of the clinical utility of monoclonal antibodies results from the affinity and specificity with which they bind to their targets, as well as a long circulating life due to their relatively large size and their so-called effector function. Monoclonal antibodies, however, are not well suited for use in indications where a short half-life is advantageous or where their large size inhibits them physically from reaching the area of potential therapeutic activity.

      SCAs are genetically engineered proteins designed to expand on the therapeutic and diagnostic applications possible with monoclonal antibodies. SCAs have the binding specificity and affinity of monoclonal antibodies and, in their native form, are about one-fifth to one-sixth of the size of a monoclonal antibody, typically giving them very short half-lives. We believe that human SCAs offer the following benefits compared to most monoclonal antibodies:

      o     faster clearance from the body,

      o     greater tissue penetration for both diagnostic imaging and therapy,

      o a significant decrease in immunogenicity when compared with mouse-based antibodies,

      o easier and more cost effective scale-up for manufacturing when compared with monoclonal antibodies,

      o enhanced screening capabilities which allow for the more rapid assessment of SCA proteins of desired specificity using high throughput screening methods, and

      o     the potential for non-parenteral application.

                               [GRAPHIC OMITTED]

      Comparison of a standard monoclonal antibody and a single-chain antibody.

      In addition to these benefits, fully human SCAs can be isolated directly from human SCA libraries without the need for consuming re-cloning or humanization procedures. In specific formats, SCAs are also suitable for intracellular expression allowing for their use e.g. as in inhibitors of gene expression.

      We, along with numerous other academic and industrial laboratories, have demonstrated through in vitro testing the binding specificity of dozens of SCAs. We, in collaboration with the National Cancer Institute, have shown in published preclinical studies that SCAs localize to specific tumors and rapidly penetrate the tumors.

   SCAs Under Development

      During April 2002 we entered into a multi-year strategic collaboration with Micromet AG a private company based in Munich, Germany. Under the terms of the agreement Enzon and Micromet will combine their significant patent estates and complementary expertise in single chain antibody technology. The collaboration will focus on the development of two clinical product candidates within the first 30 months of the collaboration. Together with Micromet, we are in the process of establishing a new 25 person research and development unit in Micromet's facility in Germany. Enzon and Micromet will share the costs of the collaboration equally, as well as in any future revenues generated through the collaboration.

      To date, we have granted SCA product licenses to more than 15 companies, including Bristol-Myers Squibb, Baxter Healthcare and the Gencell Division of Aventis. These product licenses generally provide for upfront payments, milestone payments and royalties on sales of any SCA products developed. Some of the areas being explored with SCAs are cancer therapy, cardiovascular indications and AIDS. As part of our collaboration with Micromet, we are combining our core intellectual property in SCAs with Micromet's key SCA linker and fusion protein patents. Micromet will institute a comprehensive licensing program on behalf of the partnership and Micromet and Enzon will jointly market their combined SCA IP to third parties and share equally in the costs and revenues.

      One of our licensees, Alexion Pharmaceuticals, Inc., is developing an SCA directed against complement protein C5, which is a component of the body's normal defense against foreign pathogens. Inappropriate complement activation during cardiopulmonary bypass and myocardial infarction can lead to clinical problems. In Phase I trials during cardiopulmonary bypass, Alexion reported that this SCA improved cardiac and neurological function and reduced blood loss. Alexion reported that it and its partner, Procter & Gamble, have completed a Phase IIb study and commenced enrollment in a pivotal Phase III study, to evaluate this SCA in patients undergoing cardiopulmonary bypass surgery and are currently conducting two additional 1,000 patient Phase II trials to evaluate this SCA in myocardial infarction patients. This product has been given fast track review status by the FDA for bypass surgery.

Licenses and Strategic Partnerships

Schering-Plough Agreement

      In November 1990, we entered into an agreement with Schering-Plough. Under this agreement, Schering-Plough agreed to apply our PEG technology to develop a modified form of Schering-Plough's INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing and manufacturing the product worldwide on an exclusive basis and we are entitled to receive royalties on worldwide sales of PEG-INTRON for all indications. The royalty percentage to which we are entitled will be lower in any country where a pegylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON, where such third party is not Hoffmann-La Roche.

      In June 1999, we amended our agreement with Schering-Plough, which resulted in an increase in the effective royalty rate that we receive for PEG-INTRON sales. In exchange, we relinquished our option to retain exclusive U.S. manufacturing rights for this product. In addition, we granted Schering-Plough a non-exclusive license under some of our PEG patents relating to Branched or U-PEG technology. This license gave Schering-Plough the ability to sublicense rights under these patents to any party developing a competing interferon product. During August 2001, Schering-Plough, pursuant to a cross license agreement entered into as part of the settlement of certain patent lawsuits, granted Hoffmann-La Roche a sublicense under our Branched PEG patents to allow Hoffmann-La Roche to make, use, and sell its pegylated alpha-interferon product, PEGASYS.

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

Aventis License Agreements

      During June 2002 we amended our license agreement with Aventis (formerly Rhone-Poulenc Rorer Pharmaceutical Inc.) to reacquire the rights to market and distribute ONCASPAR in the United States, Mexico, Canada and the Asia/Pacific region. In return for the marketing and distribution rights we paid Aventis $15 million and will pay a 25% royalty on net sales of ONCASPAR through 2014. Prior to the amendment, Aventis was responsible for marketing and distribution of ONCASPAR. Under the previous agreement Aventis paid us a royalty on net sales of ONCASPAR of 27.5% on annual sales up to $10 million and 25% on annual sales exceeding $10 million. These royalty payments included Aventis' cost of purchasing ONCASPAR from us under a supply agreement.

      In connection with the reacquisition of these marketing and distribution rights to ONCASPAR we have begun to establish a specialty sales force of 5 to 10 personnel to market ONCASPAR in the United States.

      The amended license agreement prohibits Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. If we cease to distribute ONCASPAR or we fail to make the required royalty payments, Aventis has the option to distribute the product in the territories under the original license.

MEDAC License Agreement

      We have granted an exclusive license to MEDAC to sell ONCASPAR and any PEG-asparaginase product developed by us or MEDAC during the term of the agreement in Western Europe, Turkey and Russia. Our supply agreement with MEDAC provides for MEDAC to purchase ONCASPAR from us at certain established prices. Under the license agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, MEDAC is required to meet certain minimum purchase requirements. The MEDAC license terminated in October 2001. We are currently in negotiations with MEDAC to enter into a new license agreement.

Micromet AG

      On April 10, 2002, we announced a multi-year strategic collaboration with Micromet AG, a private company based in Munich, Germany, to identify and develop the next generation of antibody-based therapeutics.

      Under the terms of the agreement, Enzon and Micromet will combine their significant patent estates and complementary expertise in SCA technology to create a leading platform of therapeutic products based on antibody fragments. The collaboration will also benefit from a non-exclusive, royalty-bearing license from Enzon for PEGylated SCA products. Enzon and Micromet are establishing a new R&D Unit located at Micromet's research facility in Germany. The R&D Unit will be staffed initially with 25 scientists and plans to be fully operational by the end of 2002. During the first phase of the collaboration, covering a 30-month period beginning in the third quarter of calendar 2002, the new R&D Unit will focus on the generation of at least two clinical product candidates in therapeutic areas of common strategic interest. Enzon and Micromet will share equally the costs of research and development, and plan to share the revenues generated from technology licenses and from future commercialization of any developed products.

      We hold core intellectual property in SCAs. These fundamental patents, combined with Micromet's key patents in SCA linkers and fusion protein technology, generate a compelling technology platform for SCA product development. Enzon and Micromet have entered into a cross-license agreement for their respective SCA intellectual property and have decided to jointly market their combined SCA technology to third parties. Micromet will be the exclusive marketing partner and will institute a comprehensive licensing program on behalf of the partnership, for which the parties will share equally in the costs and revenues. Current licensees to Enzon and Micromet's SCA intellectual property include Alexion, Bristol-Myers Squibb, Cambridge Antibody Technologies, Cell Genesys, Celltech, Crucell, Eli Lilly, Seattle Genetics and Xoma. Several SCA molecules are in clinical trials. Alexion is currently conducting a pivotal Phase III clinical study of an SCA in cardiopulmonary bypass surgery.

      In addition to our license and collaboration agreements with Micromet we purchased an $8.3 million Micromet convertible note which bears interest of 3% and is payable in March 2006. This note is convertible at our option into Micromet common stock at a price of $1,015 per share.

Inhale Therapeutic Systems

      In January 2002, we entered into a broad strategic alliance with Inhale Therapeutic Systems, Inc. that includes the following components:

      o The companies agreed to enter into a collaboration to jointly develop three products to be specified over time using Inhale's Inhance(TM) pulmonary delivery platform and SEDS(TM) supercritical fluids platform. Inhale will be responsible for formulation development, delivery system supply, and in some cases, early clinical development. We will have responsibility for most clinical development and for commercialization.

      o The two companies will also explore the development of single-chain antibody (SCA) products to be administered by the pulmonary route.

      o We granted to Inhale the exclusive right to grant sub-licenses under our PEG patents to third parties. We will receive a royalty or a share of profits on final product sales of any products that use our patented PEG technology. We anticipate that we will receive 0.5% or less of Hoffmann-LaRoche's sales of PEGASYS, which represents equal profit sharing with Inhale on this product. We retain the right to use all of our PEG technology for our own product portfolio, as well as those products we develop in co-commercialization collaborations with third parties.

      o We purchased $40 million of newly issued Inhale convertible preferred stock in January 2002. The preferred stock is convertible into Inhale common stock at a conversion price of $22.79 per share. In the event Inhale's common stock price three years from the date of issuance of the preferred stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. The preferred stock investment is being accounted for under the cost method.

      o The two companies also agreed in January 2002 to a settlement of the patent infringement suit we filed in 1998 against Inhale's subsidiary, Shearwater Polymers, Inc. Inhale will receive licensing access to the contested patents under a cross-license agreement. We received a one-time payment of $3 million from Inhale to cover expenses incurred in defending our branched PEG patents which is included in other income.

Mitsubishi Pharma

      We have two license agreements with Welfide Corporation (formerly Yoshitomi Pharmaceutical Industries, Ltd.) for the development of a recombinant human serum albumin, or rHSA, as a blood volume expander. In 1998, Yoshitomi Pharmaceutical Industries, Ltd. and Green Cross Corporation merged to form Yoshitomi Pharmaceutical Industries, Ltd. and during 2000 such entity was renamed Welfide Corporation. Yoshitomi had reported that it filed for approval of this product in Japan in November 1997. The agreements, which were assigned to us in connection with our acquisition of Genex Corporation in 1991, entitle us to a royalty on sales of the rHSA product in much of Asia and North and South America. We believe, this product is currently being developed only for the Japanese market. A binding arbitration was concluded in February 2000 regarding the royalty rate required under the agreements. The arbitrators awarded us a 1% royalty on the sales of the rHSA product in Japan, South East Asia, India, China, Australia, New Zealand and North and South America for a period of 15 years after the first commercial sale of such rHSA product following market approval of that product in Japan or the United States.

Marketing

      During June 2002, we reacquired the rights to market and distribute ONCASPAR in North America from Aventis Pharmaceuticals. In connection with the reacquisition, we have begun to establish a 5 to 10 person specialty sales force to commercially market ONCASPAR in the United States. We also market ADAGEN on a worldwide basis to a small patient population.

      For some of our products, we have provided exclusive marketing rights to our corporate partners in return for royalties on sales. We have an agreement with Nova Factor, Inc. (formerly known as Gentiva Health Services, Inc.) to purchase and distribute ADAGEN and ONCASPAR in the United States and Canada. The agreement provides for Nova Factor to purchase ADAGEN and ONCASPAR from us at certain prices established in the agreement. We pay Nova Factor a service fee for the distribution of the products.

      We expect to evaluate whether to expand or acquire additional sales forces to market additional products we may acquire or develop.

Raw Materials and Manufacturing

      In the manufacture of our products, we couple activated forms of PEG with unmodified proteins. We do not have a long-term supply agreement for the raw polyethylene glycol material that we use in the manufacturing of our PEG products. Instead, we maintain a level of inventory, which we believe should provide us sufficient time to find an alternate supplier of PEG, in the event it becomes necessary, without materially disrupting our business.

      ADAGEN and ONCASPAR use our early PEG technology which is not as advanced as the PEG technology used in PEG-INTRON and our products under development. Due, in part, to certain limitations of using our earlier PEG technology we have had and will likely continue to have certain manufacturing problems with ADAGEN and ONCASPAR.

      Manufacturing and stability problems required us to implement voluntarily recalls for a batch of ADAGEN in March 2001 and certain batches of ONCASPAR in June 2002.

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

Research and Development

      To date, our primary source of new products has been our internal research and development activities. Research and development expenses for the fiscal years ended June 30, 2002, 2001 and 2000 were approximately $18.4 million, $13.1 million, and $8.4 million, respectively.

      Our research and development activities during fiscal 2002 concentrated primarily on the Phase II clinical trials of PROTHECAN, preclinical studies, and continued research and development of our proprietary technologies. We expect our research and development expenses for fiscal 2003 and beyond will be at significantly higher levels as we continue clinical trials for PROTHECAN and PEG-paclitaxel, and additional compounds enter clinical trials.

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

      We are aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins and other compounds. Owners of any such patents may seek to prevent us or our collaborators from making, using or selling our products.

      During January 2002, we settled a patent infringement suit we had brought against Shearwater Corporation Inc., a company that reportedly has developed a Branched PEG, or U-PEG, used in Hoffmann-La Roche's product, PEGASYS, a PEG-modified version of its alpha-interferon product ROFERON-A. The settlement was part of a broad strategic alliance we formed with Inhale Therapeutic Systems Inc., Shearwater Corporation's parent corporation, in which Inhale agreed to pay us $3,000,000 to cover our expenses incurred in defending our Branched PEG patents and pay us 0.5% of any revenues it receives from

Hoffmann-La Roche's manufacture and sale of PEGASYS. In addition, Enzon and Inhale agreed to cross license their PEG intellectual property estates to each other. Also, Inhale has the exclusive right to sublicense our PEG patent to third parties and we will receive a royalty or a share of profit on final product sales. We retained the rights to use our PEG patents for our own proprietary products and products we may develop with co-commercialization partners.

      During August 2001, Schering-Plough granted a sublicense to Hoffmann-La Roche under our Branched PEG patents to allow Hoffmann-La Roche to make, use and sell its pegylated alpha-interferon product, PEGASYS as part of the settlement of a patent infringement lawsuit related to PEG-INTRON. During August 2001, we dismissed a patent infringement suit we had brought against Hoffmann-La Roche relating to PEGASYS as a result of the sublicense by Schering-Plough of our Branched PEG patents for PEGASYS to Hoffmann-La Roche.

      In the field of SCA proteins, we have several United States and foreign patents and pending patent applications, including a patent granted in August 1990 covering the genes needed to encode SCA proteins.

      In November 1993, Curis Inc. (formerly known as Creative BioMolecules Inc.) signed cross license agreements with us in the field of our SCA protein technology and Curis' Biosynthetic Antibody Binding Site protein technology. In July 2001, Curis reported that it had entered into a purchase and sale agreement with Micromet AG, a German Corporation, pursuant to which Curis assigned its single chain polypeptide technology to Micromet. In April 2002, we entered into a cross-license agreement with Micromet for our respective SCA intellectual property and have decided to jointly market such intellectual property with Micromet.

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

Government Regulation

      The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval and promotion of our products. All of our products will require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products that we are then developing and our ability to receive product or royalty revenues.

      The steps required before a new drug or biological product may be distributed commercially in the United States generally include:

      o conducting appropriate preclinical laboratory evaluations of the product's chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product,

      o submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug Application, or IND,

      o making the IND effective after the resolution of any safety or regulatory concerns of the FDA,

      o obtaining approval of Institutional Review Boards, or IRBs, to introduce the drug or biological product into humans in clinical studies,

      o conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug or biological product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

                  Phase I. The drug or biologic is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion,

                  Phase II. The drug or biologic is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data,

                  Phase III. The drug or biologic is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study,

      o submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug or biological product to the FDA in a New Drug Application, or NDA, for a drug product, or a Biologics License Application, or BLA, for a biological product, and

      o obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug or biological product.

      An NDA or BLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. The biological product may not be marketed in the United States until a biological license is issued.

      The approval process can take a number of years and often requires substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat life-threatening or severely debilitating diseases, especially where no alternative therapies exist. If applicable, this procedure may shorten the traditional product development process in the United States. Similarly, products that represent a substantial improvement over existing therapies may be eligible for priority review with a target approval time of six months. Nonetheless, approval may be denied or delayed by the FDA or additional trials may be required. The FDA also may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Upon approval, a drug product or biological product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA, although information about off-label indications may be distributed in certain circumstances.

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

      We are aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. In particular Amgen has received FDA approval for Neulasta, a pegylated version of Neupogen. Other than PEG-INTRON and our ONCASPAR and ADAGEN products, and Hoffmann-La Roche's PEGASYS, which has been approved by the European Union and Neulasta, we are not aware of any PEG-modified therapeutic proteins that are currently available commercially for therapeutic use. Nevertheless, other drugs or treatments that are currently available or that may be developed in the future, and which treat the same diseases as those that our products are designed to treat, may compete with our products.

      Prior to the development of ADAGEN, the only treatment available to patients afflicted with ADA-deficient SCID was a bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. Researchers at the National Institutes of Health, or NIH, have been treating SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express adenosine deaminase, the deficient enzyme in people afflicted with ADA-deficient SCID, permanently and at normal levels. To date, patients in gene therapy clinical trials have not been able to stop ADAGEN treatment and, therefore, the trials have been inconclusive.

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

      The current market for INTRON A, Schering-Plough's interferon alpha-2b product, is highly competitive, with Hoffmann-La Roche, Amgen and several other companies selling similar products. We believe that PEG-INTRON may have several potential advantages over the other interferon products currently approved for marketing in the United States including:

      o once per week dosing versus the current three times per week dosing, and

      o     increased efficacy, compared with unmodified alpha-interferon.

      It has also been reported that Hoffmann-La Roche's PEGASYS product is a pegylated longer lasting version of its interferon product, ROFERON-A. Hoffmann-La Roche filed for United States marketing approval for PEGASYS in May 2000. During June 2002, Roche also filed for United States marketing approval in combination with Ribavirin for treatment of hepatitis C. This product has received priority (6 months) review status by the United States FDA. Currently the product has not received FDA approval. During June 2002, PEGASYS received European Union approval for treatment of hepatitis C as a monotherapy and in combination with ribavirin. We expect PEGASYS to compete with PEG-INTRON in the United States and the European Union.

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

      We believe that the smaller size of our SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and cause a significant decrease in the immunogenic problems associated with conventional monoclonal antibodies. A number of organizations have active programs in SCA proteins. We believe that our patent position on SCA proteins will likely require companies that have not licensed our SCA protein patents to obtain licenses under our patents in order to commercialize their products, but we cannot assure you this will prove to be the case.

Employees

      As of June 30, 2002, we employed 127 persons, including 27 persons with Ph.D. or MD degrees. At that date, 58 employees were engaged in research and development activities, 40 were engaged in manufacturing, and 29 were engaged in administration and management. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

Item 2. Properties

      We own no real property. The following are all of the facilities that we currently lease:

                                                    Approx.        Approx.
                               Principal            Square         Annual              Lease
     Location                 Operations            Footage         Rent            Expiration
     --------                 ----------            -------         ----            ----------
20 Kingsbridge Road     Research & Development       56,000       $581,000(1)      July 31, 2021
Piscataway, NJ

300 Corporate Ct.       Manufacturing                24,000        183,000        March 31, 2007
S. Plainfield, NJ

685 Route 202/206       Administrative               19,000        470,000(2)      June 30, 2007
Bridgewater, NJ

      (1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $581,000 to $773,000.

      (2) Under the terms of the lease, annual rent increases over the remaining term of the lease from $470,000 to $489,000.

      We believe that our facilities are well maintained and generally adequate for our present and future anticipated needs.

Item 3. Legal Proceedings

      There is no pending material litigation to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      Our common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market under the trading symbol "ENZN".

      The following table sets forth the high and low sale prices for our common stock for the years ended June 30, 2002 and 2001, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

        Year Ended June 30, 2002                       High            Low
                                                       -----          -----
             First Quarter                             67.92          42.77
             Second Quarter                            67.15          50.10
             Third Quarter                             57.86          40.75
             Fourth Quarter                            44.70          22.12

        Year Ended June 30, 2001
             First Quarter                             74.13          41.38
             Second Quarter                            84.13          50.75
             Third Quarter                             67.75          33.13
             Fourth Quarter                            79.40          39.56

      As of September 18, 2002 there were 1,670 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business. Holders of our Series A preferred stock are entitled to an annual dividend of $2.00 per share, payable semiannually, but only when and if declared by our board of directors, out of funds legally available. As of June 30, 2002, there were 7,000 shares of Series A preferred stock issued and outstanding. Dividends on the Series A preferred stock are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the board of directors deems it appropriate. No dividends are to be paid or set apart for payment on our common stock, nor are any shares of common stock to be redeemed, retired or otherwise acquired for valuable consideration unless we have paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A preferred stock.

      The following table provides additional information on the Company's equity-based compensation plans as of June 30, 2002:

                                                                                     Number of securities
                                                                                    remaining available for
                            Number of securities to        Weighted-average          future issuance under
                            be issued upon exercise       exercise price of        equity compensation plans
                            of outstanding options,      outstanding options,        (excluding securities
Plan Category                 warrants and rights        warrants and rights         reflected in column a)
-------------               -----------------------      --------------------      -------------------------
Equity compensation
  plans approved by
security holders                   3,644,428                   $38.07                      1,549,096
Equity compensation
  plans not approved
  by security holders                     --                       --                             --
                                   ---------                   ------                      ---------
Total                              3,644,428                   $38.07                      1,549,096
                                   =========                   ======                      =========

Item 6. Selected Financial Data

      Set forth below is our selected financial data for the five fiscal years ended June 30, 2002.

Consolidated Statement of Operations Data:

                                                       Years Ended June 30
                          -------------------------------------------------------------------------------
                              2002            2001             2000             1999              1998
                              ----            ----             ----             ----              ----
Revenues                  $75,804,746     $31,587,709     $ 17,017,797       13,158,207      $ 14,644,032
Net Income (Loss)          45,806,343      11,525,064       (6,306,464)      (4,919,208)       (3,617,133)
Net Income (Loss) per
  Diluted Share           $      1.04     $       .26           ($0.17)          ($0.14)           ($0.12)
Dividends on
Common Stock                     None            None             None             None              None

Consolidated Balance Sheet Data:

                                                            June 30,
                          -------------------------------------------------------------------------------
                             2002            2001             2000             1999              1998
                             ----            ----             ----             ----              ----
Total Assets             $610,747,883    $549,675,817     $130,252,250     $ 34,916,315       $13,741,378
Long-Term Obligations    $400,000,000    $400,000,000               --               --              --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Years Ended June 30, 2002, 2001, and 2000

      Revenues. Revenues for the year ended June 30, 2002 were $75,805,000 compared to $31,588,000 for the year ended June 30, 2001 and $17,018,000 for the year ended June 30, 2000. The components of revenues are net sales and royalties we earn on the sale of our products by others and contract revenues.

      Net sales increased by 7% to $22,183,000 for the year ended June 30, 2002, as compared to $20,769,000 for the year ended June 30, 2001. The increase was due to increased ONCASPAR sales. The increase in ONCASPAR sales was due to the lifting during the prior year of all of the FDA distribution and labeling restrictions that were in place for a portion of fiscal 2001. During the year ended June 30, 2001, the FDA gave final approval to manufacturing changes which we made to correct certain manufacturing problems, and all previously imposed restrictions were lifted. Net sales of ADAGEN were $13,441,000 for the year ended June 30, 2002 and $13,369,000 for the year ended June 30, 2001.

      Sales increased by 33% to 20,769,000 for the year ended June 30, 2001 from $15,558,000 for the year ended June 30, 2000. This was due to increased ONCASPAR and ADAGEN sales. The increase in ONCASPAR sales was due to the mid-year lifting of FDA imposed distribution and labelling restrictions which were in place during fiscal year ended June 30, 2000. Net sales of ADAGEN increased to $13,369,000 for the year ended June 30, 2001 as compared to $12,159,000 in fiscal 2000. The increase in ADAGEN sales resulted from an increase in the number of patients receiving ADAGEN treatment.

      Royalties for the year ended June 30, 2002 increased to $53,329,000 compared to $8,251,000 in the prior year. The increase was primarily due to the commencement of sales of PEG-INTRON in combination with REBETOL in the U.S. and increased sales of PEG-INTRON in Europe. Schering-Plough, our marketing partner for PEG-INTRON, began selling PEG-INTRON in the European Union in June 2000 and in the U.S. in February 2001. PEG-INTRON also received marketing approval for use in combination with REBETOL for the treatment of chronic hepatitis C in the European Union in March 2001 and in the U.S. in August 2001. Schering-Plough launched PEG-INTRON as combination therapy with REBETOL in the U.S. in October 2001.

      Royalties for the year ended June 30, 2001 increased to $8,251,000 as compared to $34,000 for the year ended June 30, 2000 due to the approval of PEG-INTRON in the European Union in late fiscal 2000 and in the United States during fiscal 2001.

      Sales of ADAGEN are expected to increase at rates comparable to those achieved during the last two years as additional patients are treated. We anticipate ONCASPAR revenues to increase due to increased detailing of the product resulting from our reacquisition of marketing rights for the product from Aventis at the end of fiscal 2002. During fiscal 2002, we distributed and recorded the net sales of ONCASPAR, but the product was not marketed by us or Aventis. We expect royalties on PEG-INTRON to increase in future quarters with the continued roll out of the product in the U.S. Schering-Plough has reported that clinical trials of PEG-INTRON for additional indications are being conducted and will seek approval in additional countries for PEG-INTRON. However, we cannot assure you that any particular sales levels of ADAGEN, ONCASPAR or PEG-INTRON will be achieved or maintained.

      Contract revenues for the year ended June 30, 2002 decreased by $2,275,000, as compared to the prior year. The decrease was related primarily to a $2,000,000 milestone payment from our development partner Schering-Plough which was earned as a result of the FDA's approval of PEG-INTRON during the year ended June 30, 2001.

      Contract revenues for the year ended June 30, 2001 increased by $1,141,000, as compared to the prior year as a result of a $2,000,000 milestone payment from Schering-Plough in the fiscal year 2001 offset by a $1,000,000 milestone payment received in 2000 from Schering-Plough for the FDA's acceptance in February 2000 of the U.S. marketing application for PEG-INTRON.

      We had export sales and royalties recognized on export sales of $26,302,000 for the year ended June 30, 2002, $11,161,000 for the year ended June 30, 2001 and $4,137,000 for the year ended June 30, 2000. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $22,671,000 for the year ended June 30, 2002, $10,226,000 for the year ended June 30, 2001 and $3,617,000 for the year ended June 30, 2000.

      Cost of Sales. Cost of sales, as a percentage of net sales increased to 27% for the year ended June 30, 2002, as compared to 19% for the prior year. This increase was due to lower cost of goods sold during the previous fiscal year as certain finished goods, which had previously been reserved for due to previously disclosed manufacturing problems related to ONCASPAR, were cleared and sold in the prior year.

      Cost of sales, as a percentage of sales, for the year ended June 30, 2001 was 19% as compared to 31% in 2000. This improvement was primarily due to the prior year's write-off of ONCASPAR finished goods related to the previously disclosed manufacturer problems.

      Research and Development. Research and development expenses increased by $5,375,000 or 41% to $18,427,000 for the year ended June 30, 2002, as compared to $13,052,000 for the same period last year. The increase was primarily due to the clinical advancement and related clinical trial costs for PROTHECAN (PEG-camptothecin) and PEG-paclitaxel and increased payroll and related expenses.

      Research and development expenses for the year ended June 30, 2001 increased by 56% to $13,052,000 as compared to $8,383,000 in 2000. The increase was due to increased payroll and related expenses due to an increase in research personnel and increased contracted services related to clinical trials and preclinical studies for products under development, including PROTHECAN and PEG-paclitaxel.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 2002 increased by $4,892,000 to $16,687,000, as compared to $11,795,000 in 2001. The increase was primarily due to increased payroll and related expenditures for additional administrative personnel and costs related to the identification and review of potential strategic alliances to gain access to technologies and products.

      Selling, general and administrative expenses for the year ended June 30, 2001 decreased by $1,161,000 to $11,795,000, as compared to $12,956,000 in 2000.
The decrease was primarily due to a net charge of $2,600,000 recorded in the prior year, which was the result of a binding arbitration award in a lawsuit brought by a former financial advisor. The decrease was partially offset by increased legal fees associated with patent filings and patent litigation costs.

      Other Income/Expense. Interest income increased by $10,279,000 to $18,681,000 for the year ended June 30, 2002, as compared to $8,402,000 for the prior year. The increase in interest income was attributable to an increase in interest bearing investments, primarily due to the issuance of $400,000,000 of 4.5% convertible subordinated notes during June 2001. Interest expense increased to $19,829,000 from $275,000 for the prior year due to the issuance of the $400,000,000 in 4.5% convertible subordinated notes in June 2001. Other income increased to $3,218,000 for the year ended June 30, 2002 as compared to $11,000 in the prior year, primarily due to a $3,000,000 payment from Inhale in connection with the settlement of the patent infringement suit against Inhale's subsidiary Shearwater Corporation, Inc. This one-time payment was reimbursement for expenses we incurred in defending our branched PEG patent.

      Other income/expense increased by $5,234,000 to $8,137,000 for the year ended June 30, 2001, as compared to $2,903,000 for the prior year. The increase was attributable to an increase in interest income due to an increase in interest bearing investments.

      Income Taxes. For the year ended June 30, 2002, the Company recognized a net tax benefit of approximately $9,123,000, primarily related to the reduction in the valuation allowance based on the Company's net operating losses expected to be utilized to offset the estimated tax liability for the year ended June 30, 2003. We also recognized a tax provision which represents our anticipated Alternative Minimum Tax liability based on our fiscal 2002 taxable income. The tax provision was offset by the sale of a portion of our net operating losses to the state of New Jersey. During the year ended June 30, 2002, we sold approximately $10,888,000 of our state net operating loss carry forwards for proceeds of $857,000. For the year ended June 30, 2001 the Company recognized a tax provision, which represents our anticipated Alternative Minimum Tax liability based on our fiscal 2001 taxable income. The tax provision was offset by the sale of a portion of our net operating losses to the state of New Jersey. During the year ended June 30, 2001, we sold approximately $9,255,000 of our state net operating loss carry forwards and recognized a tax benefit of $728,000 from this sale.

Liquidity and Capital Resources

      Total cash reserves, including cash, cash equivalents and marketable securities, as of June 30, 2002 were $485,014,000, as compared to $516,379,000 as of June 30, 2001. The decrease in total cash reserves was primarily due to the strategic investment of approximately $48,300,000 in Inhale Therapeutics and Micromet AG, and the payment of $15,000,000 for the reacquisition of ONCASPAR offset in part by approximately $31,000,000 in positive cash flow from operations. We invest our excess cash primarily in United States government-backed securities.

      As of June 30, 2002, we had $400,000,000 of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 2, 2002. Accrued interest on the notes was approximately $9,000,000 as of June 30, 2002 (which was paid on July 1, 2002). The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.

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

      The Company has a capital expenditure commitment for the year ended June 30, 2003 of approximately $3 million.

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

      In April 2002, we purchased an $8.3 million interest bearing note from Micromet which is convertible into Micromet common stock.

      In June 2002, we entered into an agreement with Aventis to reacquire our rights to market and distribute ONCASPAR. Under this agreement we paid $15 million to Aventis.

      As of June 30, 2002, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The preferred shares outstanding at June 30, 2002 are convertible into approximately 32,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of June 30, 2002, there were accrued and unpaid dividends totaling $172,000 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

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

Contractual Obligations

      Our major outstanding contractual obligations relate to our operating leases. Our facilities lease expense in future years will increase over previous years as a result of a new lease agreement entered into in 2002.

      In March 2002, we entered into a lease for a 19,000 square feet facility located in Bridgewater, NJ that will serve as our corporate headquarters. The lease has a term of 5 years, followed by one five year renewal option period. The future minimum lease payments are approximately $2,350,000 throughout the five year term of the lease. Other commitments for operating leases total $13,679,000.

      In April 2002, we entered into a multi-year strategic collaboration with Micromet AG, a private company to combine our patent estates and complementary expertise in single-chain antibody (SCA) technology to create a leading platform of therapeutic products based on antibody fragments. We have an obligation to fund 50% of research and development expenses for activities relating to SCA for the collaboration through September 2003.

Critical Accounting Policies

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe based on our current business that there are no critical accounting policies, except for our accounting related to Income Taxes. Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rated expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has significant net deferred tax assets, primarily related to net operating loss carryforward, and continues to analyze what the level of the valuation allowance is needed (see Note 12 to the Consolidated Financial Statements). Our other policies are described in Note 2 to the consolidated financial statements.

Recently Issued Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, Business Combination, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the statement, which was adopted by the Company on July 1, 2001. SFAS 142 has no impact on our historical financial statements as we do not have any goodwill or intangible assets, which resulted from business combinations.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. We are in the process of evaluating this SFAS and the effect that it will have on our consolidated financial statements.

      In October 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, it retains many of the fundamental provisions of that statement. SFAS also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Enterprises are required to adopt SFAS 144 for fiscal years beginning after December 15, 2002. We are in the process of evaluating this SFAS and the effect that it will have on our consolidated financial statements.

      In July 2002, FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

Risk Factors

      Our near term success is heavily dependent on Schering-Plough's effective marketing of PEG-INTRON.

      In the near term, our results of operations are heavily dependent on Schering-Plough's sales of PEG-INTRON. Under our agreement with Schering-Plough, pursuant to which we applied our PEG technology to develop a modified form of Schering-Plough's INTRON A, we are receiving royalties on worldwide sales of PEG-INTRON. During the fiscal year ended June 30, 2002, royalties on sales of PEG-INTRON comprised approximately 70% of our total revenues. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis. Schering-Plough received marketing authorization for PEG-INTRON in the United States in January 2001 and in the European Union in May 2000 for the treatment of hepatitis C. Schering-Plough has also been granted marketing approval for the sale of PEG-INTRON and REBETOL capsules as combination therapy for the treatment of hepatitis C in March 2001 in the European Union and in August 2001 in the U.S. If Schering-Plough fails to effectively market PEG-INTRON or discontinues the marketing of PEG-INTRON for these indications, this would have a material adverse effect on our business, financial condition and results of operations.

      Even though the use of PEG-INTRON as a stand alone therapy and as combination therapy with REBETOL has received FDA approval, we cannot assure you that Schering-Plough will be successful in marketing PEG-INTRON or that Schering-Plough will not continue to market INTRON A, either as a stand-alone product or in combination therapy with REBETOL. The amount and timing of resources dedicated by Schering-Plough to the marketing of PEG-INTRON is not within our control. If Schering-Plough breaches or terminates its agreement with us, the commercialization of PEG-INTRON could be slowed or blocked completely. Our revenues will be negatively affected if Schering-Plough continues to market INTRON A in competition with PEG-INTRON or if it cannot meet the manufacturing demands of the market. Schering-Plough has experienced problems manufacturing sufficient quantities of PEG-INTRON to meet market demand. If Schering-Plough breaches the agreement, a dispute may arise between us. A dispute would be both expensive and time-consuming and may result in delays in the commercialization of PEG-INTRON, which would likely have a material adverse effect on our business, financial condition and results of operations.

      We may not sustain profitability.

      Prior to the fiscal year ended June 30, 2001, we had incurred substantial losses. As of June 30, 2002, we had an accumulated deficit of approximately $73 million. Although we earned a profit for the fiscal years ended June 30, 2002 and 2001, we cannot assure you that we will be able to remain profitable. Our ability to remain profitable will depend primarily on Schering-Plough's effective marketing of PEG-INTRON, as well as on the rate of growth in our other product sales or royalty revenue and on the level of our expenses. Our ability to achieve long-term profitability will depend upon our or our licensees' ability to obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be commercialized successfully or that our operations will sustain profitability.

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

      ADAGEN and ONCASPAR use our earlier PEG technology which tends to be less stable then the PEG technology used in PEG-INTRON and our products under development. Due, in part, to the draw backs in the earlier technologies we have had and will likely continue to have these and other potential manufacturing problems with these products.

      Manufacturing and stability problems required us to implement voluntarily recalls for one ADAGEN batch in March 2001 and certain batches of ONCASPAR in June 2002.

      During 1998, we experienced manufacturing problems with ONCASPAR. The problems were due to increased levels of white particulates in batches of ONCASPAR, which resulted in an increased rejection rate for this product. In November 1999, as a result of manufacturing changes we implemented, the FDA withdrew this distribution restriction. During this period we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR and instituted additional inspection and labeling procedures prior to distribution.

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

      A Phase III clinical trial is being conducted for PEG-INTRON for one cancer indication. Schering-Plough is also in early stage clinical trials for PEG-INTRON in other cancer indications. Schering-Plough is currently conducting late-stage strategic clinical trials for treatment of hepatitis C in Japan. Clinical trials are also being conducted for PEG-INTRON as a long term maintenance therapy (COPILOT) and as combination therapy with REBETOL in patients with chronic hepatitis C who did not respond to or had relapsed following previous interferon-based therapy. We are currently conducting early stage clinical trials of two other PEG products, PROTHECAN currently in Phase II and PEG-paclitaxel currently in Phase I. The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we or the other sponsors of these clinical trials are unable to accrue sufficient clinical patients in such trials during the appropriate period, such trials may be delayed and will likely incur significant additional costs. In addition, FDA or institutional review boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

      If preclinical and clinical trials do not yield positive results, our product candidates will fail.

      If preclinical and clinical testing of one or more of our product candidates do not demonstrate the safety and efficacy of the desired indications, those potential products will fail. Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

      o the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials,

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

      In June 2001, we reported that Schering-Plough completed its Phase III clinical trial, which compared PEG-INTRON to INTRON A in patients with newly diagnosed chronic myelogenous leukemia or CML. In the study, although PEG-INTRON demonstrated clinical comparability and a comparable safety profile with INTRON A, the efficacy results for PEG-INTRON did not meet the protocol-specified statistical criteria for non-inferiority, the primary endpoint of the study.

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

      If we are required to obtain an alternate source for an unmodified compound utilized in a product, the FDA and relevant foreign regulatory agencies will likely require that we perform additional testing to demonstrate that the alternate material is biologically and chemically equivalent to the unmodified compound previously used in our clinical trials. This testing could delay or stop development of a product, limit commercial sales of an approved product and cause us to incur significant additional expenses. If we are unable to demonstrate that the alternate material is chemically and biologically equivalent to the previously used unmodified compound, we will likely be required to repeat some or all of the preclinical and clinical trials conducted for the compound. The marketing of an FDA approved drug could be disrupted while such tests are conducted. Even if the alternate material is shown to be chemically and biologically equivalent to the previously used compound, the FDA or relevant foreign regulatory agency may require that we conduct additional clinical trials with the alternate material.

      There is one FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in ADAGEN. During 2002 we obtained FDA approval of the use of the ADA enzyme obtained from bovine intestines from cattle of New Zealand origin. New Zealand currently certifies that it's cattle are Bovine spongiform encephalopathy (BSE or mad cow disease) free. Beginning in September 2002, the United States Department of Agriculture or USDA will require all animal sourced materials shipped to the United States from any European country to contain a veterinary certificate that the product is BSE free. We currently have more than a year's supply of ADA enzyme in inventory and are investigating the ability for our supplier which processes our ADA enzyme supply in Germany to comply with or obtain a waiver of this requirement. We cannot guarantee that such certificate or waiver will be available. If our supplier is unable to supply us with ADA enzyme, it is likely that we will be unable to produce or distribute ADAGEN once we utilize our current inventory of ADA enzyme.

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

      Prior to our reacquisition in June 2002 of marketing rights to ONCASPAR for the United States and certain other countries, ADAGEN, which we market on a worldwide basis to a small patient population, was the only product for which we engaged in the direct commercial marketing and therefore we do not have significant experience in sales, marketing or distribution. For some of our products, we have provided exclusive marketing rights to our corporate partners in return for milestone payments and royalties to be received on sales. To the extent that we enter into licensing arrangements for the marketing and sale of our future products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources that such third parties devote to our products. In addition, to the extent we market products directly, significant additional expenditures and management resources would be required to increase the size of our internal sales force. In any sales or marketing effort, we would compete with many other companies that currently have extensive and well-funded sales operations. Our marketing and sales efforts may be unable to compete successfully against other such companies.

      We may acquire other companies or products and may be unable to successfully integrate such companies with our operations.

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

      Our current development projects require substantial capital. We may require substantial additional funds to conduct research activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of potential products. In addition, we may seek to acquire additional products, technologies and companies, which could require substantial capital. We do not expect to achieve significant sales or royalty revenue from ADAGEN and ONCASPAR. In addition, we cannot be sure that we will be able to obtain significant revenue from PEG-INTRON. Additional funds from other sources may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or one or more of our proposed acquisitions of technologies or companies which could materially and adversely affect our business, financial condition and operations.

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

      o     progress with preclinical studies and clinical trials,

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

      We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. Many of our competitors have substantially greater research and development capabilities and experiences and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop technologies and products that are superior to those we or our collaborators are developing and render our technologies and products or those of our collaborators obsolete and noncompetitive. In addition, many of our competitors have much more experience than we do in preclinical testing and human clinical trials of new drugs, as well as obtaining FDA and other regulatory approval. If we cannot compete effectively, our business and financial performance would suffer.

      We may be sued for product liability.

      Because our products and product candidates are new treatments with limited, if any, past use on humans, their use during testing or after approval could expose us to product liability claims. We maintain product liability insurance coverage in the total amount of $40 million for claims arising from the use of our products in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims, and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

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

      Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The market price of our common stock could be impacted due to a variety of factors, including:

      o the results of preclinical testing and clinical trials by us, our corporate partners or our competitors,

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

      Our notes are subordinated.

      Our 4.5% convertible subordinated notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization, or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. We are not prohibited from incurring debt, including senior indebtedness, under the indenture. If we were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2002, we had no senior indebtedness outstanding.

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. An adverse effect on the price of our common stock may adversely affect the trading price of the notes. We had 42,999,823 shares of common stock outstanding as of June 30, 2002. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of June 30, 2002:

      o Options. Stock options to purchase 3,644,428 shares of our common stock at a weighted average exercise price of approximately $38.07 per share; of this total, 1,410,153 were exercisable at a weighted average exercise price of $24.84 per share as of such date.

      o Series A preferred stock. 7,000 shares of our Series A preferred stock are outstanding, which were convertible into an aggregate of 175,000 shares of our common stock as of such date.

      o Convertible subordinated notes. Notes which will convert to 5,635,390 shares of our common stock at a conversion price of $70.98 as of such date.

      The shares of our common stock that may be issued under the options and upon conversion of the Convertible Subordinated Notes are currently registered with the SEC. The shares of common stock that may be issued upon conversion of the Series A preferred stock are eligible for sale without any volume limitations pursuant to Rule 144(k) under the Securities Act.

      The issuance of preferred stock may adversely affect rights of common stockholders or discourage a takeover.

      Under our certificate of incorporation, our board of directors has the authority to issue up to 3,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.

      In May, 2002, our board of directors authorized shares of Series B Preferred Stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase Series B Preferred Stock to holders of the common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, in the discretion of our board of directors, Series B Preferred Stock) at a price substantially discounted from the then current market price of the Common Stock. Our stockholder rights plan could generally discourage a merger or tender offer involving our securities that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer.

      While we have no present intention to authorize any additional series of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The preferred stock may have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the common stock.

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

                       RATIO OF EARNINGS TO FIXED CHARGES

      The ratio of earnings to fixed charges was negative for all periods presented, other than the years ended June 30, 2002 and 2001, because we incurred net losses in the periods prior to the year ended June 30, 2001. The dollar amounts of the deficiencies for these periods and the ratio of earnings to fixed charges for the years ended June 30, 2002 and 2001 are disclosed below (dollars in thousands):

                                                                Year Ended June 30,
                                                ------------------------------------------------------
                                                2002        2001       2000         1999         1998
                                                ----        ----       ----         ----         ----
Ratio of earnings to fixed charges* ....         3:1        22:1       N/A          N/A          N/A

Deficiency of earnings available to
    cover fixed charges* ...............         N/A         N/A     ($6,306)     ($4,919)     ($3,617)

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at June 30, 2002 all of our holdings were in instruments maturing in four years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2002.

                              2003             2004              2005              2006             Total           Fair Value
                          -----------------------------------------------------------------------------------------------------
Fixed Rate                $75,062,270      $ 79,974,578      $124,212,652      $ 90,152,455      $369,401,955      $371,155,695
Average Interest Rate            2.54%             3.45%             3.84%             4.41%             3.63%               --
Variable Rate                      --                --                --                --                --                --
Average Interest Rate              --                --                --                --                --                --
                          -----------------------------------------------------------------------------------------------------
                          $75,062,270      $ 79,974,578      $124,212,652      $ 90,152,455      $369,401,955      $371,155,695
                          =====================================================================================================

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

      The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions; is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on December 3, 2002.

Item 14. Controls and Procedures

      Based upon KPMG's management letter to our Board of Directors, dated September 11, 2002, there were no deficiencies or weaknesses in our internal controls and therefore, we have not made any changes to our internal controls since KPMG's last evaluation of such controls on September 11, 2002.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

      (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                   Page Number
                                                                   or
Exhibit                                                            Incorporation
Number        Description                                          By Reference
------        -----------                                          ------------

   3(i)       Certificate of Incorporation as amended                       @

   3(ii)      By laws, as amended                                   ^^(3(ii))

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

   4.2        Registration Rights Agreement dated as of June
              26, 2001, between the Company and the initial
              purchasers                                            ++++(4.2)

   4.3        Rights Agreement dated May 17, 2002 between
              the Company and Continental Stock Transfer
              Trust Company, as rights agent                             ^(1)

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

   10.2       Lease - 300-C Corporate Court, South
              Plainfield, New Jersey                                ***(10.3)

   10.3       Lease dated April 1, 1995 regarding 20
              Kingsbridge Road, Piscataway, New Jersey              ###(10.7)

   10.4       Lease 300A-B Corporate Court, South
              Plainfield, New Jersey                                ++(10.10)

   10.5       Form of Stock Purchase Agreement between the
              Company and the purchasers of the Series A
              Cumulative Convertible Preferred Stock                 +(10.11)

   10.6       Stock Purchase Agreement between the Company
              and Schering Corporation dated as of June 30,
              1995                                                   ~(10.16)

   10.7       Independent Directors' Stock Plan                    ~~~(10.24)

   10.8       Employment Agreement dated May 9, 2001,
              between the Company and Arthur J. Higgins
                                                                   ///(10.30)

   10.9       Amendment dated May 23, 2001, to Employment
              Agreement between the Company and Arthur J.
              Higgins dated May 9, 2001                            ///(10.31)

   10.10      Form of Restricted Stock Award Agreement
              between the Company and Arthur J. Higgins             ////(4.3)

   10.11      Form of Employee Retention Agreement dated as
              of August 3, 2001 between the Company and
              certain key employees                                +++(10.13)

   10.12      Lease - 685 Route 202/206, Bridgewater, New Jersey         ####

   10.13      Employment Agreement with Ulrich Grau dated as
              of March 6, 2002                                           ####

   10.14      2001 Incentive Stock Plan                                     @

   10.15      Development, License and Supply Agreement                     @
              between the Company and Schering Corporation; dated
              November 14, 1990, as amended*                                @

   12.1       Computation of Ratio of Earnings to Fixed Charges             @

   21.0       Subsidiaries of Registrant                                    @

   23.0       Consent of KPMG LLP                                           @

   99.1       Certification Pursuant to 18 U.S.C. Section
              1350, as Adopted Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002                                @

   99.2       Certification Pursuant to 18 U.S.C. Section
              1350, as Adopted Pursuant to Section 906 of
              the Sarbanes-Oxley Act of 2002                                @

@     Filed herewith

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

^ Previously filed as an exhibit to the Company's Form 8-A (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2002 and incorporated herein by reference thereto.

#### Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference thereto.

* Copy omits information for which confidential treatment has been requested.

(b)   Reports on Form 8-K.

      On April 11, 2002, we filed with the Commission a Current Report on Form 8-K dated April 10, 2002 reporting our multi-year strategic collaboration with Micromet AG.

      On May 9, 2002, we filed with the Commission a Current Report on Form 8-K dated May 8, 2002 reporting our financial results for the third quarter in fiscal year 2002.

      On May 22, 2002 we filed with the Commission a Current Report on Form 8-K dated May 17, 2002 reporting that we declared a dividend of one preferred share purchase right per share for each outstanding share of Common Stock, par value $0.01 of the Company. The dividend will be payable on June 3, 2002 to holders of the Common Shares of record on that date.

      On June 12, 2002 we filed with the Commission a Current Report on Form 8-K dated June 12, 2002 reporting a voluntary recall of the prescription medication ONCASPAR, a product used for the treatment of acute lymphoblastic leukemia.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ENZON, INC.
                                                   (Registrant)


Dated: September 26, 2002                          by: /S/ Arthur J. Higgins
                                                      --------------------------
                                                   Arthur J. Higgins
                                                   Chairman, President and Chief
                                                   Executive Officer
                                                   (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Name                          Title                        Date
          ----                          -----                        ----

/S/ Arthur J. Higgins          Chairman, President and        September 26, 2002
----------------------------   Chief Executive Officer
Arthur J. Higgins              (Principal Executive Officer)

/S/ Kenneth J. Zuerblis        Vice President, Finance,       September 26, 2002
----------------------------   Chief Financial Officer
Kenneth J. Zuerblis            (Principal Financial and
                               Accounting Officer) and
                               Corporate Secretary

/S/ David S. Barlow            Director                       September 26, 2002
----------------------------
David S. Barlow

/S/ Rolf A. Classon            Director                       September 26, 2002
----------------------------
Rolf A. Classon

/S/ Rosina B. Dixon            Director                       September 26, 2002
----------------------------
Rosina B. Dixon

/S/ David W. Golde             Director                       September 26, 2002
----------------------------
David W. Golde

/S/ Robert LeBuhn              Director                       September 26, 2002
----------------------------
Robert LeBuhn

/S/ Robert L. Parkinson, Jr.   Director                       September 26, 2002
----------------------------
Robert L. Parkinson, Jr.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur J. Higgins, certify that:

      1.    I have reviewed this annual report on Form 10-K of Enzon. Inc.
            ("Enzon");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Enzon as of, and for, the periods presented in this annual report.

September 26, 2002


                                                 /s/ Arthur J. Higgins
                                                 ---------------------------
                                                 Arthur J. Higgins
                                                 Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth J. Zuerblis, certify that:

      1.    I have reviewed this annual report on Form 10-K of Enzon. Inc.
            ("Enzon");

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Enzon as of, and for, the periods presented in this annual report.

September 26, 2002


                                                    /s/ Kenneth J. Zuerblis
                                                    ---------------------------
                                                    Kenneth J. Zuerblis
                                                    Chief Financial Officer

                          ENZON, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:
     Consolidated Balance Sheets - June 30, 2002 and 2001                    F-3
     Consolidated Statements of Operations - Years ended
      June 30, 2002, 2001 and 2000                                           F-4
     Consolidated Statements of Stockholders' Equity -
      Years ended June 30, 2002, 2001 and 2000                               F-5
     Consolidated Statements of Cash Flows - Years ended
      June 30, 2002, 2001 and 2000                                           F-7
     Notes to Consolidated Financial Statements - Years ended
      June 30, 2002, 2001 and 2000                                           F-8

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Short Hills, New Jersey
August 8, 2002

                          ENZON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2002 and 2001

                                                                                               2002             2001
                                                                                          -------------    -------------
ASSETS
 Current assets:
     Cash and cash equivalents                                                            $ 113,857,998    $ 310,223,837
      Short-term investments                                                                 75,165,094      129,520,083
      Accounts receivable                                                                    26,050,415       11,087,748
      Inventories                                                                             2,213,667        1,852,144
      Other current assets                                                                    4,174,652        2,837,199
                                                                                          -------------    -------------
Total current assets                                                                        221,461,826      455,521,011
                                                                                          -------------    -------------
Property and equipment                                                                       19,230,456       13,181,671
  Less accumulated depreciation and amortization                                              9,128,545        9,761,999
                                                                                          -------------    -------------
                                                                                             10,101,911        3,419,672
                                                                                          -------------    -------------
Other assets:
      Marketable securities                                                                 295,990,601       76,634,780
      Cost method equity investments                                                         48,381,782           40,777
      Debt issue costs, net                                                                  10,946,380       12,774,951
      Product acquisition costs, net                                                         14,008,047               --
      Deferred tax assets                                                                     8,342,000               --
      Patents and other assets, net                                                           1,515,336        1,284,626
                                                                                          -------------    -------------
                                                                                            379,184,146       90,735,134
                                                                                          -------------    -------------
Total assets                                                                              $ 610,747,883    $ 549,675,817
                                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                                     $   4,526,180    $   4,670,259
     Accrued expenses                                                                         6,174,304        4,490,081
     Accrued interest                                                                         9,000,000          250,000
                                                                                          -------------    -------------

Total current liabilities                                                                    19,700,484        9,410,340
                                                                                          -------------    -------------
     Accrued rent                                                                               552,256          581,438
     Unearned revenue                                                                                --          694,814
     Notes payable                                                                          400,000,000      400,000,000
                                                                                          -------------    -------------
                                                                                            400,552,256      401,276,252
                                                                                          -------------    -------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock-$.01 par value, authorized 3,000,000 shares;
    issued and outstanding 7,000 shares in 2002 and 2001
    (liquidation preference aggregating $347,000 in 2002 and
    $333,000 in 2001)                                                                                70               70
    Common stock-$.01 par value, authorized 90,000,000 shares
    issued and outstanding 42,999,823 shares in 2002 and 41,990,859
    shares in 2001                                                                              429,999          419,909
    Additional paid-in capital                                                              262,854,210      257,682,479
    Accumulated other comprehensive income                                                    1,095,739          884,935
    Deferred compensation                                                                    (1,202,221)      (1,509,171)
    Accumulated deficit                                                                     (72,682,654)    (118,488,997)
                                                                                          -------------    -------------
Total stockholders' equity                                                                  190,495,143      138,989,225
                                                                                          -------------    -------------
Total liabilities and stockholders' equity                                                $ 610,747,883    $ 549,675,817
                                                                                          =============    =============

The accompanying notes are an integral part of these consolidated financial statements

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2002, 2001 and 2000

                                                       2002            2001            2000
                                                   ------------    ------------    ------------
Revenues:
    Net sales                                      $ 22,182,704    $ 20,768,767    $ 15,557,906
    Royalties                                        53,329,494       8,251,234          33,582
    Contract revenue                                    292,548       2,567,708       1,426,309
                                                   ------------    ------------    ------------
    Total revenues                                   75,804,746      31,587,709      17,017,797
                                                   ------------    ------------    ------------

Costs and expenses:
    Cost of sales                                     6,077,454       3,864,284       4,888,357
    Research and development expenses                18,426,860      13,051,714       8,382,772
    Selling, general and administrative expenses     16,687,365      11,795,398      12,956,118
                                                   ------------    ------------    ------------
    Total costs and expenses                         41,191,679      28,711,396      26,227,247
                                                   ------------    ------------    ------------

    Operating income (loss)                          34,613,067       2,876,313      (9,209,450)
                                                   ------------    ------------    ------------

Other income (expense):
    Interest and dividend income                     18,680,908       8,401,526       2,943,311
    Interest expense                                (19,828,918)       (275,049)         (4,051)
    Other                                             3,217,878          10,627         (36,274)
                                                   ------------    ------------    ------------

                                                      2,069,868       8,137,104       2,902,986
                                                   ------------    ------------    ------------

Income (loss) before tax benefit                     36,682,935      11,013,417      (6,306,464)

   Tax benefit                                        9,123,408         511,647              --
                                                   ------------    ------------    ------------

Net income (loss)                                  $ 45,806,343    $ 11,525,064     ($6,306,464)
                                                   ============    ============    ============

Basic earnings (loss) per common share             $       1.07    $       0.28          ($0.17)
                                                   ============    ============    ============
Diluted earnings (loss) per common share           $       1.04    $       0.26          ($0.17)
                                                   ============    ============    ============

Weighted average number of common
 shares outstanding - basic                          42,726,112      41,602,104      38,172,515
                                                   ============    ============    ============

Weighted average number of common shares
 and dilutive potential common shares
 outstanding                                         44,025,783      43,606,194      38,172,515
                                                   ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2002, 2001 and 2000

                                                            Preferred stock                         Common stock
                                                -----------------------------------      ----------------------------------
                                                 Amount        Number of       Par         Amount     Number of       Par
                                                per share       Shares        Value      per share      Shares        Value
                                                ---------       ------        -----      ---------      ------        -----
Balance, July 1, 1999                                           107,000      $ 1,070                  36,488,684     $364,886
Common stock issued for exercise of
 non-qualified stock options                          --             --           --         4.25        807,181        8,072
Common stock issued for conversion of
 Series A preferred stock                          25.00       (100,000)      (1,000)       11.00        227,271        2,273
Dividends issued on Series A preferred stock                         --           --           --             --           --
Common stock issued for exercise of
 common stock warrants                                --             --           --         4.57      1,012,116       10,121
Net Proceeds from common stock offering                                                     44.50      2,300,000       23,000
Common stock issued for Independent
 Directors' Stock Plan                                --             --           --        30.82          2,863           29
Common stock options issued for
 consulting services                                  --             --           --           --             --           --
Net loss                                              --             --           --           --             --           --
                                                                  -----      -------                  ----------     --------
Balance, June 30, 2000                                            7,000           70                  40,838,115      408,381
Common stock issued for exercise of
 non-qualified stock options                          --             --           --           --      1,032,468       10,325
Issuance of restricted common stock                   --             --           --        61.40         25,000          250
Common stock issued on conversion
 of common stock warrants                             --             --           --         1.79         93,993          940
Common stock issued for Independent
 Directors' Stock Plan                                --             --           --        51.84          1,283           13
Amortization of deferred compensation                 --             --           --           --             --           --
Unrealized gain on securities                         --             --           --           --             --           --
Net income                                            --             --           --           --             --           --
                                                                  -----      -------                  ----------     --------
Balance, June 30, 2001, carried forward                           7,000      $    70                  41,990,859     $419,909


                                                    Additional         Other
                                                     paid-in       Comprehensive      Deferred      Accumulated
                                                     capital          Income       Compensation        Deficit            Total
                                                     -------          ------       ------------        -------            -----
Balance, July 1, 1999                              $ 146,970,289                                   ($121,761,026)     $  25,575,219
Common stock issued for exercise of
 non-qualified stock options                           3,286,246             --              --               --          3,294,318
Common stock issued for conversion of
 Series A preferred stock                                 (1,273)            --              --               --                 --
Dividends issued on Series A preferred stock                  --             --              --       (1,946,571)        (1,946,571)
Common stock issued for exercise of
 common stock warrants                                 4,395,803             --              --               --          4,405,924
Net Proceeds from common stock offering               95,647,262             --              --               --         95,670,262
Common stock issued for Independent
 Directors' Stock Plan                                    88,208             --              --               --             88,237
Common stock options issued for
 consulting services                                     181,239             --              --               --            181,239
Net loss                                                      --             --              --       (6,306,464)        (6,306,464)
                                                   -------------       --------     -----------    -------------      -------------
Balance, June 30, 2000                               250,567,774             --              --     (130,014,061)       120,962,164
Common stock issued for exercise of
 non-qualified stock options                           5,345,647             --              --               --          5,355,972
Issuance of restricted common stock                    1,534,750             --      (1,534,750)              --                250
Common stock issued on conversion
 of common stock warrants                                167,810             --              --               --            168,750
Common stock issued for Independent
 Directors' Stock Plan                                    66,498             --              --               --             66,511
Amortization of deferred compensation                         --             --          25,579               --             25,579
Unrealized gain on securities                                 --        884,935              --               --            884,935
Net income                                                    --             --              --       11,525,064         11,525,064
                                                   -------------       --------     -----------    -------------      -------------
Balance, June 30, 2001, carried forward            $ 257,682,479       $884,935     ($1,509,171)   ($118,488,997)     $ 138,989,225

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                         Years ended 2002, 2001 and 2000

                                                         Preferred stock                  Common stock
                                                -----------------------------    ----------------------------------
                                                 Amount     Number of    Par      Amount     Number of         Par
                                                per share    Shares     Value    per share    Shares          Value
                                                ---------    ------     -----    ---------    ------          -----
Balance, June 30, 2001, brought forward                       7,000      $70                 41,990,859      $419,909
Common stock issued for exercise of
 non-qualified stock options                        --           --       --         --       1,007,638        10,077
Common stock issued for Independent
 Directors' Stock Plan                              --           --       --         --           1,326            13
Amortization of deferred compensation               --           --       --         --              --            --
Unrealized gain on securities, net of income
 taxes of $658,000                                  --           --       --         --              --            --
Net income                                          --           --       --         --              --            --
                                                              -----      ---                 ----------      --------
Balance, June 30, 2002                                        7,000      $70                 42,999,823      $429,999
                                                              =====      ===                 ==========      ========

                                                 Additional          Other
                                                  paid-in        Comprehensive      Deferred      Accumulated
                                                  capital            Income       Compensation       Deficit          Total
                                                  -------            ------       ------------       -------          -----
Balance, June 30, 2001, brought forward         $257,682,479      $  884,935      ($1,509,171)    ($118,488,997)  $138,989,225
Common stock issued for exercise of
 non-qualified stock options                       5,171,731              --               --                --      5,181,808
Common stock issued for Independent
 Directors' Stock Plan                                    --              --               --                --             13
Amortization of deferred compensation                     --              --          306,950                          306,950
Unrealized gain on securities, net of income
 taxes of $658,000                                        --         210,804               --                --        210,804
Net income                                                --              --               --        45,806,343     45,806,343
                                                ------------      ----------      -----------     -------------   ------------
Balance, June 30, 2002                          $262,854,210      $1,095,739      ($1,202,221)    ($ 72,682,654)  $190,495,143
                                                ============      ==========      ===========     =============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2002, 2001 and 2000

                                                            2002               2001                2000
                                                       -------------       -------------       -------------
Cash flows from operating activities:
    Net income (loss)                                  $  45,806,343       $  11,525,064         ($6,306,464)
    Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                            971,569             587,495             499,245

    Amortization of bond premium/discount                 (2,680,372)           (830,481)                 --
    Amortization of debt issue costs                       1,828,571                  --                  --
    Deferred income taxes                                 (9,000,000)                 --                  --
    Loss on retirement of assets                               2,870               2,746              36,274
    Non-cash expense for issuance of restricted
      common stock, warrants, and options                    306,950              92,090             269,476
 Changes in operating assets and liabilities:
    Increase in accounts receivable                      (14,962,667)         (5,645,293)           (837,608)
    Increase (decrease) in inventories                      (361,523)           (905,427)            379,884
    Increase in other current assets                      (1,337,453)           (567,315)         (1,232,483)
    (Increase) decrease in deposits                         (385,609)           (101,419)            326,952
    (Decrease) increase  in accounts payable                (144,079)          2,204,899             749,271
    Increase (decrease) accrued expenses                   1,981,362          (1,216,730)           (473,442)
    Increase in accrued interest                           8,750,000             250,000                  --
    Decrease in accrued rent                                 (29,182)            (26,476)            (26,476)
    Increase (decrease) in unearned revenue                       --             184,814            (300,363)
                                                       -------------       -------------       -------------
    Net cash provided by (used in) operating
          activities                                      30,746,780           5,553,967          (6,915,734)
                                                       -------------       -------------       -------------
Cash flows from investing activities:
    Purchase of property and equipment                    (7,502,741)         (2,082,621)           (768,415)
    Purchase of intangible asset                         (15,000,000)                 --                  --
    Proceeds from sale of equipment                              962               3,525                  --
    Purchase of cost method equity investments           (48,341,005)                 --                  --
    Proceeds from sale of marketable securities          270,549,000              24,972                  --
    Purchase of marketable securities                   (512,001,000)       (163,244,000)        (90,478,010)
    Maturities of marketable securities                   80,260,000          45,303,000           4,000,000
    Decrease in long-term investments                       (259,656)            (20,437)                 --
                                                       -------------       -------------       -------------
    Net cash used in investing activities               (232,294,440)       (120,015,561)        (87,246,425)
                                                       -------------       -------------       -------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                 5,181,821           5,524,972         103,370,504
    Proceeds from issuance of notes                               --         400,000,000                  --
    Preferred stock dividend paid                                 --                  --          (1,946,571)
    Debt issue costs                                              --         (12,774,951)                 --
                                                       -------------       -------------       -------------
    Net cash provided by financing activities              5,181,821         392,750,021         101,423,933
                                                       -------------       -------------       -------------
    Net increase (decrease) in cash and
        equivalents                                     (196,365,839)        278,288,427           7,261,774
Cash and cash equivalents at beginning of year           310,223,837          31,935,410          24,673,636
                                                       -------------       -------------       -------------
Cash and cash equivalents at end of year               $ 113,857,998       $ 310,223,837       $  31,935,410
                                                       =============       =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    Years ended June 30, 2002, 2001 and 2000

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

(2)   Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash Equivalents

      Cash equivalents consist primarily of U.S. Government instruments, commercial paper, and money market funds. The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents.

      Investments In Securities

      The Company classifies its investments in debt and marketable equity securities as held-to-maturity or available-for-sale. Debt and marketable equity securities classified as available-for-sale are carried at fair market value, with the unrealized gains and losses, net of related tax effect, included in the determination of comprehensive income and reported in stockholders' equity. As of June 30, 2002 and 2001, all of the Company's debt and marketable equity securities were classified as available-for sale as the Company does not have the intent to hold them to maturity.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at June 30, 2002 were as follows:

                                                    Gross              Gross
                                                 Unrealized         Unrealized
                                Amortized          Holding            Holding           Fair Market
                                   Cost             Gains              Losses              Value
                               ------------      -----------       -------------       ------------
      U.S. Government
            agency debt        $339,638,000      $ 2,052,000       $          --       $341,690,000
      U.S. corporate debt        29,764,000               --            (298,000)        29,466,000
                               ------------      -----------       -------------       ------------
                               $369,402,000      $ 2,052,000           ($298,000)      $371,156,000
                               ============      ===========       =============       ============

      Maturities of debt securities classified as available-for-sale at June 30, 2002 were as follows:

      Years ended June, 30             Amortized Cost   Fair Market Value
                                       --------------   -----------------
      2003                              $ 75,062,000      $ 75,165,000
      2004                                79,975,000        80,171,000
      2005                               124,213,000       124,911,000
      2006                                90,152,000        90,909,000
                                        ------------      ------------
                                        $369,402,000      $371,156,000
                                        ============      ============

      Gross realized gains from the sale of investment securities included in income for the year ended June 30, 2002 were $1,185,000.

      The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2001 were as follows:

                                                    Gross              Gross
                                                 Unrealized         Unrealized
                                Amortized          Holding            Holding           Fair Market
                                   Cost             Gains              Losses              Value
                               ------------      -----------       -------------       ------------
      U.S. Government
         agency debt           $ 19,921,000      $   467,000       $          --       $ 20,388,000
      U.S. corporate debt       171,807,000          520,000            (253,000)       172,074,000
      Foreign corporate
          debt                   13,542,000          151,000                  --         13,693,000
                               ------------      -----------       -------------       ------------
                               $205,270,000      $ 1,138,000       ($    253,000)      $206,155,000
                               ============      ===========       =============       ============

      Gross realized gains from the sale of investment securities included in income for the year ended June 30, 2001 were $178,000.

      The fair value of substantially all securities is determined by quoted market prices. Gains or losses on securities sold are based on the specific identification method.

      Inventory Costing and Idle Capacity

      Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of raw materials, labor and overhead.

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

      Patents related to the acquisition of SCA Ventures, Inc., formerly Genex Corporation, were recorded at their fair value at the date of acquisition and are being amortized over the estimated useful lives of the patents ranging from 8 to 17 years. Accumulated amortization as of June 30, 2002 and 2001 was $1,490,000 and $1,372,000, respectively.

      Costs related to the filing of patent applications related to the Company's products and technology are expensed as incurred.

      Property and Equipment

      Property and equipment are stated at cost. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred; significant renewals and improvements are capitalized.

      Long-Lived Assets

      In accordance with statement of Financial Accounting ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate the carrying amount of the assets may not be recovered. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows.

      Product Acquisition Cost

      Cost related to acquisition of products are recorded on the balance sheet at cost and amortized over the estimated life of the product.

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

      Royalties under the Company's license agreements with third parties are recognized when earned (See note 13).

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

      Research and Development

      All research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs.

      Stock-Based Compensation Plans

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

      When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and recognized over the related vesting period.

      Cash Flow Information

      During the year ended June 30, 2000, 100,000 shares of Series A Preferred Stock were converted to 227,271 shares of Common Stock. Accrued dividends of $1,947,000 on the Series A Preferred Shares that were converted, were settled by cash payments. Additionally, cash payments totaling $19 were made for fractional shares related to the conversions. There were no conversions of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock" or "Series A Preferred Shares") during the years ended June 30, 2002 and 2001.

      Cash payments for interest were approximately $9,250,000, $25,000 and $4,000 for the years ended June 30, 2002, 2001 and 2000, respectively. There were no income tax payments made for the years ended June 30, 2002, 2001 and 2000.

      Reclassifications

      The Company made certain reclassifications to the 2001 and 2000 financial statements to conform to the 2002 presentation.

(3)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) consists of net income
(loss) and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity.

      The following table reconciles net income (loss) to comprehensive income
(loss):

                                                            Years ended June 30,
                                                    2002            2001              2000
                                                -----------      -----------      -----------
      Net income (loss)                         $45,806,000      $11,525,000      ($6,306,000)
      Unrealized gain on securities net of
        tax of $658,000 for 2002 and $0
        for 2001 and 2000                           211,000          885,000               --
                                                -----------      -----------      -----------

      Total comprehensive income (loss)         $46,017,000      $12,410,000      ($6,306,000)
                                                ===========      ===========      ===========

(4)   Earnings (loss) Per Common Share

      Basic earnings (loss) per share is computed by dividing the net income
(loss) available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the years ended June 30, 2002 and 2001, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the outstanding Series A Preferred Stock. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") have not been included as the effect of their inclusion would be antidilutive. For the year ended June 30, 2000, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation as the effect of their inclusion would be antidilutive due to the net loss recorded for that period. As of June 30, 2002, the Company had 6,955,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table reconciles the basic and diluted earnings (loss) per share calculation:

                                                                Years ended June 30,
                                                    ----------------------------------------------
                                                       2002              2001              2000
                                                    -----------      -----------       -----------
      Net income (loss)                             $45,806,000      $11,525,000       ($6,306,000)
      Less: preferred stock dividends                    14,000           14,000            14,000
                                                    -----------      -----------       -----------
      Net income (loss) available to
      common stockholders                           $45,792,000      $11,511,000       ($6,320,000)
                                                    ===========      ===========       ===========
      Weighted average number of
         common shares issued and
         outstanding - basic                         42,726,112       41,602,104        38,172,515
      Effect of dilutive common stock
      equivalents:
         Conversion of preferred stock                   16,000           16,000                --
         Exercise of non-qualified
           stock options and  restricted stock        1,283,671        1,988,090                --
                                                    -----------      -----------       -----------
                                                     44,025,783       43,606,194        38,172,515
                                                    ===========      ===========       ===========

(5)   Inventories

      Inventories consist of the following:

                                            June 30,
                                   --------------------------
                                      2002             2001
                                   ----------      ----------
      Raw materials                $  827,000      $  421,000
      Work in process               1,043,000         737,000
      Finished goods                  344,000         694,000
                                   ----------      ----------
                                   $2,214,000      $1,852,000
                                   ==========      ==========

(6)   Property and Equipment

      Property and equipment consist of the following:

                                             June 30,
                                  ----------------------------       Estimated
                                       2002             2001       useful lives
                                       ----             ----       ------------
      Equipment                   $ 9,123,000      $ 8,692,000       3-7 years
      Furniture and fixtures        1,362,000        1,446,000         7 years
      Vehicles                         55,000           24,000         3 years
      Leasehold improvements        8,690,000        3,020,000      3-15 years
                                  -----------      -----------
                                  $19,230,000      $13,182,000
                                  ===========      ===========

      During the years ended June 30, 2002 and 2001, the Company's fixed asset disposals were approximately $1,454,000 and $991,000, respectively. The Company disposed of $1,450,000 in fully depreciated assets during the year ended June 30, 2002.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Depreciation and amortization charged to operations relating to property and equipment totaled $817,000, $442,000 and $348,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

(7)   Accrued Expenses

      Accrued expenses consist of:

                                                        June 30,
                                               ---------------------------
                                                  2002             2001
                                                  ----             ----
      Accrued wages and vacation               $3,685,000       $1,596,000
      Accrued Medicaid rebates                  1,418,000          943,000
      Unearned revenue                            183,000          630,000
      Accrued costs associated with
         subordinated notes offering                   --          371,000
      Other                                       888,000          950,000
                                               ----------       ----------
                                               $6,174,000       $4,490,000
                                               ==========       ==========

(8)   Long-term debt

      In June 2001, the Company completed a private placement of $400,000,000 in 4.5% Convertible Subordinated Notes due July 1, 2008 (the "Notes"). The Company received net proceeds from this offering of $387,200,000, after deducting costs associated with the offering. The Notes bear interest at an annual rate of 4.5%. Accrued interest on the Notes was approximately $9,000,000 as of June 30, 2002. The holders may convert all or a portion of the Notes into Common Stock at any time on or before July 1, 2008. The Notes are convertible into Common Stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The Notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, the Company may redeem any or all of the Notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a "fundamental change", as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem the Notes at a price equal to 100 percent of the principal amount. In August 2001, the Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the Notes and the Common Stock issuable upon conversion of the Notes. The fair value of the 4.5% Convertible Subordinated Notes was approximately $286,520,000 at June 30, 2002.

(9)   Stockholders' Equity

      During May 2002 the Company adopted a shareholder rights plan ("Rights Plan"). The Rights Plan involves the distribution of one preferred share purchase right ("Right") as a dividend on each outstanding share of the Company's common stock to each holder of record on June 3, 2002. Each right shall entitle the holder to purchase one-thousandth of a share of Series B Preferred Stock ("Preferred Shares") of the Company at a price of $190.00 per one-thousandth of Preferred Share. The Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of Enzon's common stock while the stockholder rights plan remains in place, then, unless (1) the rights are redeemed by Enzon for $0.01 per right or (2) the Board of Directors determines that a tender or exchange offer for all of the outstanding Common Stock of the Company is in the best interest of the Company and the stockholders, then the rights will be exercisable by all right holders except the

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

acquiring person or group for one share of Enzon or in certain circumstances, shares of the third party acquirer, each having a value of twice the Right's then-current exercise price. The Rights will expire on May 16, 2012.

      Series A Preferred Stock

      The Company's Series A Preferred Shares are convertible into Common Stock at a conversion rate of $11 per share. The value of the Series A Preferred Shares for conversion purposes is $25 per share. Holders of the Series A Preferred Shares are entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. Dividends on the Series A Preferred Shares are cumulative and accrue and accumulate but will not be paid, except in liquidation or upon conversion, until such time as the Board of Directors deems it appropriate in light of the Company's then current financial condition. No dividends are to be paid or set apart for payment on the Company's Common Stock, nor are any shares of Common Stock to be redeemed, retired or otherwise acquired for valuable consideration unless the Company has paid in full or made appropriate provision for the payment in full of all dividends which have then accumulated on the Series A Preferred Shares. Holders of the Series A Preferred Shares are entitled to one vote per share on matters to be voted upon by the stockholders of the Company. As of June 30, 2002 and 2001, undeclared accrued dividends in arrears were $172,000 or $24.54 per share and $158,000 or $22.54 per share, respectively. All Common Shares are junior in rank to the Series A Preferred Shares, with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution or winding up of the Company.

      Common Stock

      During the year ended June 30, 2001, the Company issued 25,000 shares of restricted Common Stock to its President and Chief Executive Officer. Such shares were issued in conjunction with an employment agreement and vest ratably over five years. Total compensation expense of approximately $1.5 million is being recognized over the five year vesting period.

      In December 2001, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of shares of common stock the Company is authorized to issue from 60,000,000 shares to 90,000,000 shares.

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      As of June 30, 2002, the Company has reserved its common shares for special purposes as detailed below:

            Shares issuable upon conversion of
            Series A Preferred Shares                         16,000
            Non-Qualified Stock Option Plan                5,194,000
            Shares issuable upon conversion of Notes       5,635,000
                                                          ----------
                                                          10,845,000
                                                          ==========

Common Stock Warrants

      As of June 30, 2002 and 2001, there were no warrants outstanding.

      During the year ended June 30, 2001, warrants were exercised to purchase 94,000 shares of the Company's Common Stock. Of this amount, 34,000 warrants were issued in connection with the Company's January and March 1996 private placements of Common Stock and 60,000 were issued during the year ended June 30, 1999 as compensation for consulting services.

      During the year ended June 30, 2000, warrants were exercised to purchase 1,012,000 shares of the Company's Common Stock. Of this amount, 702,000 warrants were issued in connection with the Company's January 1996 private placement and 134,000 were issued during the year ended June 30, 1999 as compensation for consulting services. The exercise price of and the number of shares issuable under these warrants were adjusted under standard anti-dilution provisions, as defined in the warrants.

(10)  Independent Directors' Stock Plan

      On December 3, 1996, the stockholders voted to approve the Company's Independent Directors' Stock Plan, which provides for compensation in the form of quarterly grants of Common Stock to non-executive, independent directors serving on the Company's Board of Directors. Each independent director is granted shares of Common Stock equivalent to $2,500 per quarter plus $500 per Board of Director's meeting attended. The number of shares issued is based on the fair market value of Common Stock on the last trading day of the applicable quarter. In October 2000, the Compensation Committee of the Board of Directors amended the Plan to provide that the Independent Directors will be entitled to elect to receive up to 50% of the fees payable in cash with the remainder of the fee to be paid in Common Stock. During the years ended June 30, 2002, 2001 and 2000, the Company issued 1,000, 1,000 and 3,000 shares of Common Stock, respectively, to independent directors, pursuant to the Independent Directors' Stock Plan. Commencing with the stock issuable for the quarter ended March 31, 2002, the Compensation Committee has determined to issue the common stock previously issuable to the independent directors under the Independent Plan under the Company's 2001 Incentive Stock Plan which was approved by the Company's stockholders in December 2001.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(11)  Stock Option Plans

      In November 1987, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"). As of June 30, 2002, 5,194,000 shares of Common Stock were reserved for issuance pursuant to options, which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options granted must be at least 100% of the fair market value of the stock at the time the option is granted. Options may be exercised for a period of up to ten years from the date they are granted. Some of the options granted contain accelerated vesting provision, under which the vesting and exercisability of such shares will accelerate if the closing price of the Company's Common Stock extends $100 per share for at least twenty consecutive days as reported by the NASDAQ national market. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

      In October 2001, the Board of Directors adopted, and in December 2001 the stockholders approved, the 2001 Incentive Stock Plan (the "2001 Incentive Stock Plan"). The 2001 Incentive Stock Plan provides for the grant of stock options and other stock-based awards to employees, officers, consultants, independent contractors and directors providing services to Enzon and its subsidiaries as determined by the Board of Directors or by a committee of directors designated by the Board of Directors to administer the 2001 Incentive Stock Plan.

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

                                                                 2002             2001              2000
                                                                 ----             ----              ----
      Net income (loss) - as reported                        $45,806,000      $11,525,000       ($6,306,000)
      Net income (loss) - pro forma                           23,055,117        1,609,000      ($10,008,000)
      Net income (loss) per diluted share - as reported      $      1.04      $      0.26            ($0.17)
      Net income (loss) per diluted share - pro forma        $      0.52      $      0.04            ($0.26)

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The fair value of each option granted during the three years ended June 30, 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%,
(ii) expected term of five years, (iii) volatility of 78%, 83% and 84% and (iv) a risk-free interest rate of 4.00%, 5.72% and 6.19% for the years ended June 30, 2002, 2001 and 2000, respectively. The weighted average fair value at the date of grant for options granted during the years ended June 30, 2002, 2001 and 2000 was $44.39, $56.79 and $33.78 per share, respectively.

      The following is a summary of the activity in the Company's Stock Option
Plans:

                                                                              Weighted
                                                                               Average
                                                                              Exercise           Range of
                                                                  Shares        Price             Prices
                                                                  ------        -----             ------
       Outstanding at July 1, 1999                              3,724,000        4.51         $ 1.88 to $15.75

         Granted at exercise prices which equaled
            the fair market value on the date of grant            302,000       33.78         $21.50 to $69.50
         Exercised                                               (809,000)       4.25         $ 2.06 to $32.00
         Canceled                                                 (11,000)      20.53         $ 6.00 to $37.38
                                                               ----------
       Outstanding at June 30, 2000                             3,206,000        7.35         $ 1.88 to $69.50

         Granted at exercise prices which equaled
            the fair market value on the date of grant          1,150,000       56.79         $44.75 to $73.22
         Exercised                                             (1,033,000)       5.25         $ 2.06 to $39.94
         Canceled                                                 (39,000)      36.31         $14.13 to $58.63
                                                               ----------
       Outstanding at June 30, 2001                             3,284,000       24.98         $ 1.88 to $73.22

         Granted at exercise prices which equaled
            the fair market value on the date of grant          1,399,000       44.39         $25.10 to $65.86
         Exercised                                             (1,008,000)       4.13         $ 2.00 to $37.38
         Canceled                                                 (31,000)      41.56         $22.31 to $70.69
                                                               ----------
       Outstanding at June 30, 2002                             3,644,000       38.07         $ 2.47 to $73.22
                                                               ==========

      Of the options the Company granted for the fiscal year ended June 30, 2002, some contain accelerated vesting provisions based on the achievement of certain milestones.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      As of June 30, 2002, the Stock Option Plans had options outstanding and exercisable by price range as follows:

                                                 Weighted
                                                  Average          Weighted                         Weighted
             Range of                            Remaining          Average                          Average
             Exercise               Options     Contractual        Exercise          Options         Exercise
              Prices             Outstanding       Life             Price           Exercisable        Price
              ------             -----------       ----             -----           -----------        -----
         $1.87  -  $ 4.50            541,000        2.74            $ 3.54              541,000       $ 3.54
         $4.62  -  $15.75            370,000        6.02            $ 8.78              350,000       $ 8.47
         $22.31 -  $28.17            463,000        9.54            $27.41               20,000       $22.60
         $29.75 -  $43.75            389,000        8.88            $39.78              108,000       $41.67
         $43.85 -  $44.75            424,000        8.16            $44.71               41,000       $44.75
         $45.98 -  $55.99            498,000        9.12            $51.13               20,000       $51.53
         $57.12 -  $58.63            494,000        9.28            $57.82               64,000       $58.62
         $60.35 -  $69.50             26,000        8.44            $63.82                7,000       $63.22
         $70.00 -  $73.21            439,000        8.86            $70.11              259,000       $70.04
                                   ---------                                          ---------
                                   3,644,000        7.76            $38.08            1,410,000       $24.84
                                   =========                                          =========

(12)  Income Taxes

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

      The components of the income tax benefit are summarized as follows:

                                             June 30,
                                    ---------------------------
                                        2002             2001
                                    -----------       ---------
            Current:
                 Federal            $        --       $ 217,000
                 State                 (857,067)       (728,647)
                                    -----------       ---------
            Total current              (857,067)       (511,647)
                                    -----------       ---------

            Deferred:
                 Federal             (6,132,696)             --
                 State               (2,133,645)             --
                                    -----------       ---------

            Total deferred           (8,266,341)             --
                                    -----------       ---------
            Income tax benefit      ($9,123,408)      ($511,647)
                                    ===========       =========

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table represents a reconciliation between the reported income taxes and the income taxes which would be completed by applying the federal statutory rate (35%) to income before taxes:

                                                            June 30,
                                                       2002             2001
                                                   ------------     -----------
            Income tax expense (benefit)
              computed at federal
              statutory rate                       $ 12,839,027     $ 3,854,696

            Add (deduct) effect of:
            State income taxes (including sale
              of state net operating loss
              carryforwards),  net of federal tax    (1,930,962)       (473,620)

            Federal tax benefit through
              utilization of net operating loss
              carryforwards against current
              period income                         (13,116,686)     (3,892,723)

            Reduction in beginning of year
               valuation allowance                   (6,914,787)             --
                                                   ------------     -----------

                                                    ($9,123,408)      ($511,647)
                                                   ============     ===========

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      At June 30, 2002 and 2001, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                           2002               2001
         Deferred tax assets:
         Inventories                                               $     49,000       $    116,000
         Investment valuation reserve                                    78,000             78,000
         Contribution carryover                                          63,000             36,000
         Compensated absences                                           271,000            190,000
         Excess of financial statement over tax depreciation            719,000            862,000
         Royalty advance - Aventis                                      396,000            396,000
         Accrued expenses                                               356,000            315,000
         Federal and state net operating loss carryforwards          74,574,000         63,662,000
         Research and development and investment tax
         credit carryforwards                                        12,009,000          9,851,000
                                                                   ------------       ------------
         Total gross deferred tax assets                             88,515,000         75,506,000

         Less valuation allowance                                   (78,809,000)       (74,800,000)
                                                                   ------------       ------------

                                                                      9,706,000            706,000
                                                                   ------------       ------------

         Deferred tax liabilities:

         Unrealized gain on securities                                 (658,000)                --
         Book basis in excess of tax basis of acquired assets          (706,000)          (706,000)
                                                                   ------------       ------------
                                                                     (1,364,000)          (706,000)
                                                                   ------------       ------------

         Net deferred tax assets                                   $  8,342,000       $         --
                                                                   ============       ============

      During 2002 and 2001, the Company recognized a tax benefit of $857,000 and $728,000 respectively, from the sale of certain state net operating loss carryforwards.

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2002, the Company had Federal net operating loss carryforwards of approximately $202,000,000 and combined state net operating loss carryforwards of approximately $120,000,000 that will expire in the years 2003 through 2021. The Company also has federal research and development tax credit carryforwards of approximately $9,042,000 for tax reporting purposes, which expire in the years 2003 to 2021. In addition, the Company has $2,967,000 state research and development tax credit carryforwards, which expire in the years 2003 to 2008. The Company's ability to use the net operation loss and research and development tax credits carryforwards are subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. Of the deferred tax asset related to the federal and state net operating loss carryforwards, approximately $54,260,000 relates to a tax deduction for non-qualified stock options. The Company will increase paid in capital when these benefits are realized for tax purposes. Management believes that it is more likely than not that a portion of the deferred tax asset will be realized associated with the net operating losses from operating activities, based on future operations, and has recognized approximately $9 million as a deferred tax asset at June 30, 2002 related to the expected future profits. The Company has provided a

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

valuation allowance of $78,809,000 against the remaining deferred tax asset and will continue to reassess the need for such in accordance with SFAS 109 and based on the future operating performance of the Company.

      In addition to the net operating loss carryforward stated above, the Company has additional net operating loss of $39,945,000 from the acquisition of Enzon Labs, Inc. which is limited to a maximum of $4,921,000 per year. The $39,945,000 is not included in the determination of the deferred tax asset figure in the table above.

(13)  Significant Agreements

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

      In June 1999, the Company amended its agreement with Schering-Plough, which resulted in an increase in the effective royalty rate that it receives for PEG-INTRON sales. In exchange, the Company relinquished its option to retain exclusive U.S. manufacturing rights for this product. In addition, the Company granted Schering-Plough a non-exclusive license under some of its PEG patents relating to Branched or U-PEG technology. This license gives Schering-Plough the ability to sublicense rights under these patents to any party developing a competing interferon product. During August 2001, Schering-Plough, pursuant to a cross license agreement entered into as part of the settlement of certain patent litigation, granted Hoffmann-La Roche a sublicense under the Company's Branched PEG patents to allow Hoffmann-La Roche to make, use, and sell its pegylated alpha-interferon product, PEGASYS.

      In January 2001, the Company earned a final $2,000,000 million milestone payment upon the FDA's approval of PEG-INTRON and in February 2000 the Company earned a $1,000,000 million milestone payment when the FDA accepted the Biologics License Application, or BLA, for PEG-INTRON filed by Schering-Plough. These milestone payments were recognized when received, as the earnings process was complete. Schering-Plough's obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent of the Company to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country.

      Schering-Plough has the right to terminate this agreement at any time if the Company fails to maintain the requisite liability insurance of $5,000,000.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Aventis Agreement

      During June 2002, the Company amended its license agreement with Aventis to reacquire rights to market and distribute ONCASPAR in the United States, Mexico, Canada and the Asia/Pacific region. In return for the marketing and distribution rights the Company paid Aventis $15 million and will pay a 25% royalty on net sales of ONCASPAR through 2014. Prior to the amendment Aventis was responsible for the marketing and distribution of ONCASPAR. Under the previous agreement Aventis paid the Company a royalty on net sales of ONCASPAR of 27.5% on annual sales up to $10 million and 25% on annual sales exceeding $10 million.

      The amended license agreement prohibits Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. If the Company ceases to distribute ONCASPAR, Aventis has the option to distribute the product in the territories under the original license.

      Under the Company's license agreement with Aventis in effect prior to the June 2002 amendment discussed above (the "Prior License Agreement"), Enzon granted an exclusive license to Aventis to sell ONCASPAR in the U.S. Enzon has received licensing payments totaling $6,000,000 and was entitled to royalties on net sales of ONCASPAR. During July 2000, the Company further amended the license agreement with Aventis to increase the base royalty payable to the Company on net sales of ONCASPAR from 23.5% to 27.5% on annual sales up to $10,000,000 and 25% on annual sales exceeding $10,000,000. These royalty payments included Aventis' cost of purchasing ONCASPAR under a separate supply agreement. The agreement was also extended until 2016. Additionally, the Prior License Agreement eliminated the super royalty of 43.5% on net sales of ONCASPAR which exceed certain agreed-upon amounts. The Prior License Agreement also provided for a payment of $3,500,000 in advance royalties, which was received in January 1995.

      As part of the June 2002 amendment, the remaining unpaid royalty advance on the balance sheet of $1 million was eliminated. This will be offset against the $15 million payment to Aventis and the net $14 million is included in product acquisition cost, net and will be amortized over 14 years, the estimated remaining life of ONCASPAR.

      During August 2000, the Company made a $1,500,000 million payment to Aventis which was accrued at June 30, 2000 to settle a disagreement over the purchase price of ONCASPAR under the supply agreement and to settle Aventis' claim that Enzon should be responsible for Aventis' lost profits while ONCASPAR was under temporary labeling and distribution modifications. In November 1998, the Company and the FDA agreed to temporary labeling and distribution modifications for ONCASPAR, as a result of certain previously disclosed manufacturing problems. These temporary modifications resulted in Enzon, rather than Aventis, distributing ONCASPAR directly to patients on an as needed basis.

      The settlement also called for a payment of $100,000 beginning in May 2000 and for each month that expired prior to the resumption of normal distribution and labeling of this product by Aventis. During the quarter ended December 31, 2000, the FDA gave final approval to the Company's manufacturing changes, which were made to correct these problems, and all previously imposed restrictions on ONCASPAR were lifted. This obligation was terminated pursuant to the June 2002 amendment to the license agreement. Payments as required were made through June 2002.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

      Nova Factor Agreement

      The Company has an agreement with Nova Factor, Inc. ("Nova Factor"), formerly Gentiva Health Services to purchase and distribute ADAGEN and ONCASPAR in the United States and Canada. The agreement provides for Nova Factor to purchase the products from the Company at prices established in the agreement. Nova Factor also receives a service fee for the distribution of the products.

      Inhale Agreement

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

      Micromet Agreement

      On April 10, 2002, the Company announced a multi-year strategic collaboration with Micromet AG ("Micromet"), a private company based in Munich, Germany, to identify and develop the next generation of antibody-based therapeutics.

      Under the terms of the agreement, Enzon and Micromet (collectively, the Partners) will combine their significant patent estates and complementary expertise in single-chain antibody ("SCA") technology to create a leading platform of therapeutic products based on antibody fragments. The collaboration will also benefit from a non-exclusive, royalty-bearing license from Enzon for PEGylated SCA products. The companies will establish a new R&D Unit located at Micromet's research facility in Germany. The R&D Unit will be staffed initially with 25 scientists and plans to be fully operational by the end of 2002. During the first phase of the collaboration, covering a 30-month period beginning in the third quarter of calendar 2002, the new R&D Unit will focus on the generation of at least two clinical product candidates in therapeutic areas of common strategic interest. The Partners will share equally the costs of research and development, and plan to share the revenues generated from technology licenses and from future commercialization of any developed products.

      In addition to the R&D collaboration, Enzon made an $8.3 million investment into Micromet in the form of a note convertible into common stock of Micromet. This note is convertible into Micromet Common Stock at a price of $1,015 per share.

      We hold core intellectual property in SCAs. These fundamental patents, combined with Micromet's key patents in SCA linkers and fusion protein technology, generate a compelling technology platform for SCA product development. The Partners have entered into a cross-license agreement for there respective SCA intellectual property and have decided to jointly market their combined SCA to third parties. Micromet will be the exclusive marketing partner and will institute a comprehensive licensing program on behalf of the partnership, for which the parties will share equally in the costs and revenues. Current licensees to Enzon and Micromet SCA intellectual property include Alexion, Bristol-Myers Squibb, Cambridge Antibody Technologies, Cell Genesys, Celltech, Crucell, Eli Lilly, Seattle Genetics and Xoma. Several SCA molecules are in clinical trials. Alexion Pharmaceuticals, Inc. is currently in Phase III clinical studies in cardiopulmonary bypass surgery.

(14)  Commitments and Contingencies

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

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      During fiscal 2001, the FDA gave final approval to manufacturing changes, which the Company made to correct these manufacturing problems, and all previous imposed restrictions were lifted.

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

      The Company has agreements with certain members of its upper management, which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has an employment agreement, dated May 9, 2001 with its Chief Executive Officer and certain members of upper management which provides for severance payments in addition to the change in control provisions discussed above.

(15)  Leases

      The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease-terms for the operating leases expire at various dates between 2003 and 2021 and each agreement includes renewal options.

      Future minimum lease payments, for non-cancelable operating (leases with initial or remaining lease terms in excess of one year) as of June 30, 2002 are:

             Year ending                             Operating
             June 30,                                  leases
             --------                                  ------
               2003                                 $ 1,274,000
               2004                                   1,261,000
               2005                                   1,250,000
               2006                                   1,264,000
               2007                                   1,174,000
             Thereafter                               9,806,000
                                                    -----------
             Total minimum lease payments           $16,029,000
                                                    ===========

      Rent expense amounted to $847,000, $856,000 and $1,055,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(16)  Retirement Plans

      The Company maintains a defined contribution, 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. The Company's match is invested solely in a fund which purchases the Company's Common Stock in the open market. Total Company contributions for the years ended June 30, 2002, 2001, and 2000 were $196,000, $156,000 and $128,000, respectively.

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

      During the years ended June 30, 2002, 2001 and 2000, the Company had export sales and royalties recognized on export sales of $26,302,000, $11,161,000 and $4,137,000, respectively. Of these amounts, sales and royalties in Europe and royalties recognized on sales in Europe represented $22,671,000, $10,226,000 and $3,617,000 during the years ended June 30, 2002, 2001 and 2000, respectively.

      ADAGEN sales represent approximately 61%, 64% and 78% of the Company's total net sales for the year ended June 30, 2002, 2001 and 2000, respectively. A portion of the Company's ADAGEN sales for the years ended June 30, 2002, 2001 and 2000, were made to Medicaid patients.

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(18)  Quarterly Results of Operations (Unaudited)

      The following table presents summarized unaudited quarterly financial data.

                                                                  Three Months Ended
                                 -------------------------------------------------------------------------------------
                                 September 30,      December 31,        March 31,         June 30,         Fiscal Year
                                     2001               2001              2002              2002              2002
                                 -------------      -----------       -----------     --------------       -----------
Revenues                          $12,143,702       $18,601,788       $19,844,153     $   25,215,103       $75,804,746
Gross Profit (1)                    3,715,629         4,416,756        4,352,880           3,619,985        16,105,250
Tax (Provision) Benefit               (86,331)          183,002          267,174           8,759,563         9,123,408
Net income                        $ 4,230,220       $ 8,645,525       $12,167,075     $   20,763,523       $45,806,343
                                  ===========       ===========       ===========     ==============       ===========
Net income per
   common share:
     Basic                        $      0.10       $      0.20       $     0.28      $         0.48       $      1.07
     Diluted                      $      0.10       $      0.20       $     0.28      $         0.47       $      1.04

Weighted
   average number
   of shares of
   common stock
   outstanding-basic               42,122,284        42,766,699       42,969,222          42,982,052        42,726,112

Weighted
   average number
   of shares of
   common stock
   outstanding-diluted             43,922,829        43,959,216       43,933,865          43,839,982        44,025,783

                                                                  Three Months Ended
                                 -------------------------------------------------------------------------------------
                                 September 30,      December 31,        March 31,         June 30,         Fiscal Year
                                     2000               2000              2001              2001              2001
                                 -------------      -----------       -----------     --------------       -----------
Revenues                          $ 5,173,614       $ 6,019,145       $9,931,754      $   10,463,196       $31,587,709
Gross profit (1)                    3,613,914         4,134,146        4,393,680           4,762,744        16,904,484
Tax (Provision) Benefit               (11,654)          (43,622)         632,879             (65,956)          511,647
Net income                        $   571,052       $ 2,137,483       $5,508,221      $    3,308,308       $11,525,064
                                  ===========       ===========       ==========      ==============       ===========

Net income per
   common share:
     Basic                        $      0.01       $      0.05       $     0.13      $         0.09       $      0.28
     Diluted                      $      0.01       $      0.05       $     0.13      $         0.07       $      0.26

                          ENZON, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                                                                    Three Months Ended
                                   ---------------------------------------------------------------------------------------
                                   September 30,      December 31,           March 31,         June 30,       Fiscal Year
                                        2000               2000                2001              2001            2001
                                   -------------      ------------          ----------        ----------      ------------
Weighted
   average number
   of shares of
    common stock
   outstanding-basic                41,101,289         41,568,723           41,802,586        41,935,820      41,602,104

Weighted
   average number
   of shares of
   common stock
   outstanding-diluted              43,658,659         43,850,319           43,718,044        43,956,840      43,606,194

(1)   Gross Profit is calculated as Product Sales less Cost of Goods sold.

                                  EXHIBIT INDEX

Exhibit                                                                                    Page
Numbers                     Description                                                   Number
-------                     -----------                                                   ------
3(i)       Certificate of Incorporation as amended                                         E-1

10.14      2001 Incentive Stock Plan                                                       E-36

10.15      Development, License and Supply Agreement between the Company and               E-46
           Schering Corporation, dated November 14, 1990, as amended

12.1       Computation of Ratio of Earnings to Fixed Charges                               E-155

21.0       Subsidiaries of Registrant                                                      E-156

23.0       Consent of KPMG LLP                                                             E-157

99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to        E-158
           Section 906 of the Sarbanes - Oxley Act of 2002

99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to        E-159
           Section 906 of the Sarbanes - Oxley Act of 2002


                                        E