Form 10-Q
period 2002-09-30
ENZON INC
filed 2002-11-15
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

      For the Quarter Ended September 30, 2002 Commission File No. 0-12957


                                   ENZON INC.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| or No |_|

      As of November 11, 2002, there were 43,001,323 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                          ENZON, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      September 30, 2002 and June 30, 2002
                                   (Unaudited)

                                                                       September 30, 2002   June 30, 2002
                                                                          (Unaudited)             *
                                                                         -------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $ 155,713,399      $ 113,857,998
  Short-term investments                                                    68,027,900         75,165,094
  Accounts receivable                                                       25,040,804         26,050,415
  Inventories                                                                2,896,052          2,213,667
  Other current assets                                                       5,105,578          4,174,652
                                                                         -------------      -------------
       Total current assets                                                256,783,733        221,461,826
                                                                         -------------      -------------

Property and equipment                                                      19,995,419         19,230,456
  Less accumulated depreciation and amortization                             9,443,253          9,128,545
                                                                         -------------      -------------
                                                                            10,552,166         10,101,911
                                                                         -------------      -------------
Other assets:
  Marketable securities                                                    270,291,595        295,990,601
  Cost method equity investments                                            48,381,782         48,381,782
  Debt issue costs, net                                                     10,489,237         10,946,380
  Patents and other assets, net                                             23,876,430         23,865,383
                                                                         -------------      -------------
                                                                           353,039,044        379,184,146
                                                                         -------------      -------------
Total assets                                                             $ 620,374,943      $ 610,747,883
                                                                         =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   4,836,742      $   4,526,180
  Accrued expenses                                                           4,803,500          6,174,304
  Accrued interest                                                           4,500,000          9,000,000
                                                                         -------------      -------------
     Total current liabilities                                              14,140,242         19,700,484
                                                                         -------------      -------------

Accrued rent                                                                   526,337            552,256
Notes payable                                                              400,000,000        400,000,000
                                                                         -------------      -------------
                                                                           400,526,337        400,552,256
                                                                         -------------      -------------
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares;
   issued and outstanding 7,000 shares at September 30,
   2002 and June 30, 2002 (liquidation preference
   aggregating $350,000 at September 30, 2002 and
   $347,000 at June 30, 2002)                                                       70                 70
  Common stock-$.01 par value, authorized 90,000,000 shares
   issued and outstanding 43,001,323 shares at September
   30, 2002 and 42,999,823 shares at June 30, 2002                             430,013            429,999
  Additional paid-in capital                                               263,126,335        262,854,210
  Accumulated other comprehensive income                                     3,176,528          1,095,739
  Deferred compensation                                                     (1,125,483)        (1,202,221)
  Accumulated deficit                                                      (59,899,099)       (72,682,654)
                                                                         -------------      -------------

Total stockholders' equity                                                 205,708,365        190,495,143
                                                                         -------------      -------------

Total liabilities and stockholders' equity                               $ 620,374,943      $ 610,747,883
                                                                         =============      =============

*Condensed from audited financial statements.

   The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                     Three months ended
                                                              September 30,      September 30,
                                                                  2002               2001
                                                              -------------      -------------
Revenues:
  Net Sales                                                   $  6,657,630       $  5,081,490
  Royalties                                                     18,325,838          6,987,313
  Contract revenue                                                  83,600             74,899
                                                              ------------       ------------
     Total revenues                                             25,067,068         12,143,702
                                                              ------------       ------------

Costs and expenses:
    Cost of sales                                                2,514,414          1,390,861
    Research and development expenses                            4,061,898          3,497,157
    Selling, general and administrative expenses                 3,942,515          4,122,111
                                                              ------------       ------------
     Total costs and expenses:                                  10,518,827          9,010,129
                                                              ------------       ------------
        Operating income                                        14,548,241          3,133,573
                                                              ------------       ------------
Other income (expense):
    Interest and dividend income                                 3,452,960          6,178,299
    Interest expense                                            (4,957,165)        (4,994,129)
    Other                                                              408             (1,192)
                                                              ------------       ------------
                                                                (1,503,797)         1,182,978
                                                              ------------       ------------
        Income before taxes                                     13,044,444          4,316,551
    Tax expense                                                    260,889             86,331
                                                              ------------       ------------
        Net income                                            $ 12,783,555       $  4,230,220
                                                              ============       ============

Basic earnings per common share                               $       0.30       $       0.10
                                                              ============       ============

Diluted earnings per common share                             $       0.29       $       0.10
                                                              ============       ============

Weighted average number of common shares                        42,980,073         42,122,284
   outstanding - basic                                        ============         ==========

Weighted average number of common shares and dilutive
   potential common shares outstanding                          43,680,756         43,922,829
                                                              ============       ============


  The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                          ENZON, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                           Three Months Ended
                                                                    September 30,      September 30,
                                                                        2002               2001
                                                                    -------------      -------------
Cash flows from operating activities:
  Net income                                                        $  12,783,555      $   4,230,220
  Depreciation and amortization                                           601,295            659,959
  Amortization of bond premium/discount                                  (273,105)        (3,345,705)
  (Gain) loss on retirement of assets                                        (410)             3,798
  Non-cash expense for issuance of common stock, warrants
     and options                                                           76,738             76,738
  Changes in assets and liabilities                                    (6,028,842)         1,893,499
                                                                    -------------      -------------
    Net cash provided by operating activities                           7,159,231          3,518,509
                                                                    -------------      -------------


Cash flows from investing activities:
 Purchase of property and equipment                                      (767,896)        (1,256,041)
 Proceeds from sale of equipment                                            1,832               --
 Proceeds from sale of marketable securities                           91,180,094        170,938,000
 Purchase of marketable securities                                    (60,990,000)      (208,554,956)
 Maturities of marketable securities                                    5,000,000         87,060,000
                                                                    -------------      -------------
 Net cash provided by investing activities                             34,424,030         48,187,003
                                                                    -------------      -------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                272,140          1,000,843
                                                                    -------------      -------------

    Net increase in cash and cash equivalents                          41,855,401         52,706,355

Cash and cash equivalents at beginning of period                      113,857,998        310,223,837
                                                                    -------------      -------------

Cash and cash equivalents at end of period                          $ 155,713,399      $ 362,930,192
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

(2) Comprehensive Income

      The following table reconciles net income to comprehensive income:

                                         Three months ended   Three months ended
                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------

    Net income                               $12,784,000         $ 4,230,000
      Other comprehensive income (loss):
         Unrealized holding gain (loss)
              arising during the period        2,081,000              64,000

    Less:  reclassification adjustment

       for net gain realized in net income          --               885,000
                                             -----------         -----------

    Total other comprehensive income
      (loss)                                   2,081,000            (821,000)
                                             -----------         -----------

    Total comprehensive income               $14,865,000         $ 3,409,000
                                             ===========         ===========

(3) Earnings Per Common Share

      Basic earnings per share is computed by dividing the net income available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three months ended September 30, 2002 and 2001, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the outstanding Series A Preferred Stock. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") have not been included as the effect of their inclusion would be antidilutive. As of September 30, 2002, the Company had 6,571,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

      The following table reconciles the basic and diluted earnings per share calculations:

                                          Three months ended  Three months ended
                                          September 30, 2002  September 30, 2001
                                          ------------------  ------------------

      Net income                              $12,784,000         $ 4,230,000
      Less:  Preferred stock dividends              4,000               4,000
                                              -----------         -----------
      Net income available to common
         stockholders                         $12,780,000         $ 4,226,000
                                              ===========         ===========

      Weighted average number of
         common shares issued and
         outstanding - basic                   42,980,073          42,122,284
      Effect of dilutive common stock
         equivalents:
            Conversion of preferred stock          16,000              16,000
            Assumed Exercise of non-
            qualified stock options and           684,683           1,784,545
                                              -----------         -----------
            restricted stock
      Weighted average number of
         common shares issued and
         outstanding - diluted                 43,680,756          43,922,829
                                              ===========         ===========

(4) Inventories

      The composition of inventories at September 30, 2002 and June 30, 2002 is as follows:

                                           September 30, 2002   June 30, 2002
                                           ------------------   -------------

      Raw materials                            $1,023,000         $  827,000
      Work in process                           1,302,000          1,043,000
      Finished goods                              571,000            344,000
                                               ----------         ----------
                                               $2,896,000         $2,214,000
                                               ==========         ==========

(5) Cash Flow Information

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $4,500,000 for the three months ended September 30, 2002. There were no cash payments for interest for the three months ended September 30, 2001. There were no income tax payments made for the three months ended September 30, 2002 and 2001.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

(6) Income Taxes

      The Company recognized a tax provision for the three months ended September 30, 2002 and 2001 which represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

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

(8) Subsequent Event

      In October 2002, the Company and Elan Corporation entered into an Asset Purchase Agreement pursuant to which, and subject to the terms and conditions of which, Enzon has agreed to acquire the United States and Canadian rights to ABELCET(R) (Amphotericin B Lipid Complex Injection), an FDA-approved, injectable, antifungal pharmaceutical product, along with any line extension, new indications, new formulations and new dosage forms of ABELCET, for an aggregate purchase price of $370 million payable in cash, subject to certain adjustments described in the Asset Purchase Agreement. In addition, the Asset Purchase Agreement contemplates the acquisition of the manufacturing facility for ABELCET in Indianapolis, Indiana, marketing materials, finished inventory and raw materials and certain contracts related to ABELCET and the manufacturing facility. Elan will retain rights to ABELCET outside of Canada and the United States, except to the extent Elan has any rights in Japan which will also be conveyed to Enzon.

      In connection with the transaction, Enzon expects to hire as many as 60 employees from Elan's hospital sales force who currently market and sell ABELCET in the United States and Canada, as well as the manufacturing facility personnel.

      Upon the closing of the transactions contemplated by the Asset Purchase Agreement, Elan and Enzon will also enter into a patent assignment agreement, a license agreement, trademark assignment agreements, two supply agreements, and an interim services agreement, among other documents, in order to implement the terms of such transactions. Elan and Enzon have agreed to the assignment by Elan to Enzon of certain patent rights and improvements specifically related to ABELCET, as well as an exclusive license as to certain patent rights, improvements and related intellectual property for ABELCET. The Company intends to finance this transaction from its current cash reserves. These transactions are expected to close in November 2002.

                          ENZON, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Results of Operations

Three months ended September 30, 2002 vs. Three months ended September 30, 2001

      Revenues. Revenues for the three months ended September 30, 2002 increased by 106% to $25,067,000, as compared to $12,144,000 for the three months ended September 30, 2001. The components of revenues are net sales and royalties we earn on the sale of our products by others and contract revenues. Net sales increased 31% to $6,658,000 for the three months ended September 30, 2002, as compared to $5,081,000 for the three months ended September 30, 2001. Sales of ONCASPAR(R) increased to $2,847,000 for the three months ended September 30, 2002 from $2,158,000 in the previous year as a result of the reacquisition of our rights to market and distribute ONCASPAR(R) for certain territories previously licensed to Aventis. Sales of ADAGEN(R) increased by 30% for the three months ended September 30, 2002 to $3,810,000 as compared to $2,923,000 for the three months ended September 30, 2001 due to an increase in patients.

      Royalties for the three months ended September 30, 2002, increased to $18,326,000 as compared to $6,987,000 in the prior year. The increase was primarily due to the commencement of sales of PEG-INTRON(R) in combination with REBETOL(R) in the U.S. PEG-INTRON received marketing approval for use in combination with REBETOL for the treatment for chronic hepatitis C in the U.S. in August 2001. Schering-Plough launched PEG-INTRON as combination therapy with REBETOL in the U.S. in October 2001.

      We expect ADAGEN and ONCASPAR sales to grow over the next year at similar levels as achieved during the previous twelve months. During October 2002 Hoffmann-La Roche's PEGASYS(R), a pegylated version of its interferon product Roferon(R)-A, was approved in the United States as a monotherapy for hepatitis
C. Based upon Schering-Plough's historical market share of the alpha interferon market for hepatitis C, the published clinical results of PEG-INTRON and PEGASYS, the fact that Schering-Plough received FDA approval for PEG-INTRON in January 2001 and has been marketing the product in the United States since February 2001 and in Europe since June 2000, and our expectation that the overall market for the treatment of patients with hepatitis C with pegylated alpha interferon products will increase we do not expect PEGASYS(R) to displace PEG-INTRON as the market leader. However, we cannot assure you that the overall market for pegylated alpha interferon products will, in fact, increase or that Schering-Plough will be able to effectively compete with Roche in this market. Moreover, we cannot assure you of any particular sales levels of ADAGEN, ONCASPAR or PEG-INTRON will be achieved or maintained.

      During the three months ended September 30, 2002, we had export sales and royalties on export sales of $8,122,000, of which $7,192,000 were in Europe. Export sales and royalties recognized on export sales for the prior year quarter were $4,980,000, of which $4,753,000 were in Europe.

      Cost of Sales. Cost of sales, as a percentage of net sales increased to 38% for the three months ended September 30, 2002 as compared to 27% for the prior year. This increase was due to our reacquisition of ONCASPAR which resulted in increased cost of goods sold for the product. Under the reacquisition agreement we made a $15 million payment to Aventis in June 2002 and we will pay Aventis a 25% royalty on net sales of

ONCASPAR. The royalty and amortization of the $15 million payment are included in cost of goods sold for the product, accounting for the increase in cost of goods sold as a percentage of sales.

      Research and Development. Research and development expenses increased by 16% to $4,062,000 for the three months ended September 30, 2002 from $3,497,000 for the same period last year. The increase was primarily due to the clinical advancement and related clinical trial costs for PROTHECAN (PEG-camptothecin) and PEG-paclitaxel and increased payroll and related expenses. Research and development activities are expected to continue to increase significantly as we continue the advancement of the current and additional Phase II clinical trials for PROTHECAN, we continue our Phase I clinical trials for PEG-paclitaxel and we conduct preclinical and clinical trials for additional compounds.

      Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2002 decreased by 4% to $3,943,000, as compared to $4,122,000 in the same period last year. This decrease was primarily due to charges related to the identification and review of potential strategic acquisitions for the three months ended September 30, 2001 offset by an increase in sales and marketing costs for the three months ended September 30, 2002, due to the reacquisition of marketing and distribution rights for ONCASPAR.

      Other Income/Expense. Interest income for the three months ended September 30, 2002 decreased to $3,453,000, as compared to $6,178,000 for the prior year. The decrease was due to a decline in interest rates on our investments. Interest expense, which is principally related to the $400,000,000 in 4.5% convertible subordinated notes outstanding, remained relatively flat at $4,957,000 for the three months ended September 30, 2002 as compared to $4,994,000 for the prior year.

      Income Taxes. During the three months ended September 30, 2002 and 2001 we recognized a tax provision that represents our anticipated Alternative Minimum Tax liability based on our anticipated taxable income for the full fiscal year.

      Liquidity and Capital Resources

      Total cash reserves, which include cash, cash equivalents and marketable securities, were $494,033,000 as of September 30, 2002, as compared to $485,014,000 as of June 30, 2002. The increase is primarily due to the positive cash flow from operations. We invest our excess cash primarily in United States government-backed securities.

      As of September 30, 2002, we had $400,000,000 of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 2, 2002. Accrued interest on the notes was approximately $4,500,000 as of September 30, 2002. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

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

      In October 2002, the Company and Elan Corporation entered into an Asset Purchase Agreement pursuant to which, and subject to the terms and conditions of which, Enzon has agreed to acquire the United States and Canadian rights to ABELCET(R) (Amphotericin B Lipid Complex Injection), an FDA-approved, injectable, antifungal pharmaceutical product, along with any line extension, new indications, new formulations and new dosage forms of ABELCET, for an aggregate purchase price of $370 million payable in cash, subject to certain adjustments described in the Asset Purchase Agreement. In addition, the Asset Purchase Agreement contemplates the acquisition of the manufacturing facility for ABELCET in Indianapolis, Indiana, marketing materials, finished inventory and raw materials and certain contracts related to ABELCET and the manufacturing facility. Elan will retain rights to ABELCET outside of Canada and the United States, except to the extent Elan has rights in Japan which will also be conveyed to Enzon. The Company intends to finance this transaction from its current cash reserves. This transaction is subject to certain closing conditions and we expect it to close during November 2002.

      The Company has a capital expenditure commitment for the year ending June 30, 2003 of approximately $3 million.

      As of September 30, 2002, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The preferred shares outstanding at September 30, 2002 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of September 30, 2002, there were accrued and unpaid dividends totaling $175,500 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

      Our current sources of liquidity are cash, cash equivalents, and interest earned on such cash reserves, sales of and royalties earned on sales of ADAGEN, ONCASPAR and PEG-INTRON, and sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity and taking into account the anticipated closing of our transaction with Elan described above, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

      We may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Critical Accounting Policies

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe based on our current business that there are no critical accounting policies, except for our accounting related to Income Taxes. Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rated expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has significant net deferred tax assets, primarily related to net operating loss carryforwards, and continues to analyze what the level of the valuation allowance is needed.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is increased at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement 143 for fiscal years beginning after June 15, 2002. We adopted this statement on July 1, 2002 and it had no effect on our consolidated financial statements.

Recently Issued Accounting Standards

      In October 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, it retains many of the fundamental provisions of that statement. SFAS also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in distribution to owners) or is classified as held for sale. Enterprises are required to adopt SFAS 144 for fiscal years beginning after December 15, 2002. This SFAS was adopted in July, 2002 and has no effect on our consolidated financial statements.

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

      Our holdings of financial instruments are comprised of debt securities, and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at September 30, 2002 all of our holdings were in instruments maturing in four years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2002.

                             2003           2004             2005           2006          Total        Fair Value
                             ----           ----             ----           ----          -----        ----------
Fixed Rate              $ 67,585,000    $137,614,000    $ 49,070,000    $ 80,216,000   $334,485,000   $338,319,000

Average Interest Rate           2.63%           3.08%           3.94%           3.70%          3.27%          --
Variable Rate                   --              --              --              --             --             --
Average Interest Rate           --              --              --              --             --             --
                        ------------    ------------    ------------    ------------   ------------   ------------
                        $ 67,585,000    $137,614,000    $ 49,070,000    $ 80,216,000   $334,485,000   $338,319,000
                        ============    ============    ============    ============   ============   ============

      Our 4.5% convertible subordinated notes in the principal amount of $400,000,000 due July 1, 2008 have fixed interest rates. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                        Page Number
                                                                                        or
    Exhibit                                                                             Incorporation
    Number     Description                                                              By Reference
    ------     -----------                                                              ------------
       3(i)      Certificate of Incorporation as amended                                         ^^^

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

        4.2      Registration Rights Agreement dated as of June 26, 2001, between the
                 Company and the initial purchasers                                        ++++(4.2)

        4.3      Rights Agreement dated May 17, 2002 between the Company and
                 Continental Stock Transfer Trust Company, as rights agent                      ^(1)

       10.16     Transition Agreement dated July 2, 2002 between the Company
                 and Jeffrey McGuire                                                               o
       99.1      Certification Pursuant to 18 U.S. C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                         o

       99.2      Certification Pursuant to 18 U.S. C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                         o

   o  Filed herewith.

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

(b) Reports on Form 8-K.

      On July 1, 2002, we filed with the Commission a Current Report on Form 8-K dated July 1, 2002 reporting our agreement with Aventis Pharmaceuticals that provides for Enzon to reacquire its rights to market and distribute its product ONCASPAR(R) (pegaspargase).

      On August 14, 2002, we filed with the Commission a Current Report on Form 8-K dated August 13, 2002 reporting our financial results for the fourth quarter and fiscal year ended June 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2002                    ENZON, INC.
                                            -----------
                                            (Registrant)



                                            By: /s/Arthur J. Higgins
                                                --------------------
                                            Arthur J. Higgins
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  November 14, 2002                    By: /s/Kenneth J. Zuerblis
                                                ----------------------
                                            Kenneth J. Zuerblis
                                            Vice President, Finance
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Chief Accounting Officer) and
                                            Corporate Secretary

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur J. Higgins, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Enzon, Inc. ("Enzon");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                             By: /s/Arthur J. Higgins
                                                  --------------------
                                                  Arthur J. Higgins
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth J. Zuerblis, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Enzon, Inc.
      ("Enzon");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                              By: /s/Kenneth J. Zuerblis
                                                   ----------------------
                                                   Kenneth J. Zuerblis
                                                   Vice President Finance,
                                                   Chief Financial Officer and
                                                   Corporate Secretary
                                                   (Principal Financial Officer)