Form 10-Q
period 2002-12-31
ENZON PHARMACEUTICALS  INC
filed 2003-02-14
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   ----------

For the Quarter Ended December 31, 2002             Commission File No. 0-12957

                           ENZON PHARMACEUTICALS, INC.
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

                                   ENZON, INC.
         (Former names or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b -2 of the Exchange Act). Yes |X| No |_|

As of February 12, 2003, there were 43,392,448 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       December 31, 2002 and June 30, 2002
                        (In thousands, except share data)

                                                                         December 31, 2002  June 30, 2002
                                                                            (unaudited)            *
                                                                         -----------------  -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $  99,357       $ 113,858
     Short-term investments                                                      20,263          75,165
     Accounts receivable                                                         32,151          26,050
     Inventories                                                                 12,620           2,214
     Other current assets                                                         3,848           4,175
                                                                              ---------       ---------
        Total current assets                                                    168,239         221,462
                                                                              ---------       ---------

Property and equipment                                                           36,530          19,230
  Less accumulated depreciation and amortization                                  9,909           9,128
                                                                              ---------       ---------
                                                                                 26,621          10,102
                                                                              ---------       ---------
Other assets:
     Marketable securities                                                       26,135         295,991
     Cost method equity investments                                              21,145          48,382
     Debt issue costs, net                                                       10,032          10,946
     Intangible assets, net                                                     230,899          23,865
     Goodwill                                                                   150,841              --
                                                                              ---------       ---------
                                                                                439,052         379,184
                                                                              ---------       ---------
Total assets                                                                  $ 633,912       $ 610,748
                                                                              =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $  14,192       $   4,526
     Accrued expenses                                                            22,026           6,175
     Accrued interest                                                             9,000           9,000
                                                                              ---------       ---------
        Total current liabilities                                                45,218          19,701
                                                                              ---------       ---------
Accrued rent                                                                        500             552
Notes payable                                                                   400,000         400,000
                                                                              ---------       ---------
                                                                                400,500         400,552
                                                                              ---------       ---------
Stockholders' equity:
 Preferred stock-$.01 par value, authorized 3,000,000 shares; issued and outstanding 7,000 shares at December 31, 2002 and June 30, 2002
     (liquidation preference aggregating $354,000
     at December 31, 2002 and $347,000 at June 30, 2002)                             --              --
 Common stock-$.01 par value, authorized 90,000,000 shares,
     issued and outstanding 43,364,523 shares at December 31, 2002 and
     42,999,823 shares at June 30, 2002                                             434             429
 Additional paid-in capital                                                     267,671         262,854
 Accumulated other comprehensive income (loss)                                     (220)          1,096
 Deferred compensation                                                           (4,549)         (1,202)
 Accumulated deficit                                                            (75,142)        (72,682)
                                                                              ---------       ---------
        Total stockholders' equity                                              188,194         190,495
                                                                              ---------       ---------
Total liabilities and stockholders' equity                                    $ 633,912       $ 610,748
                                                                              =========       =========

*     Condensed from audited financial statement.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              Three and Six Months Ended December 31, 2002 and 2001
                     (In thousands, except per share data)
                                   (unaudited)

                                                       Three months ended       Six months ended
                                                          December 31,            December 31,
                                                        2002         2001       2002        2001
                                                      --------    --------    --------    --------
Revenues:
  Net sales                                           $  8,544    $  5,872    $ 15,110    $ 10,954
  Royalties                                             22,903      12,630      41,321      19,617
  Contract revenue                                          50         100         134         175
                                                      --------    --------    --------    --------
     Total revenues                                     31,497      18,602      56,565      30,746
                                                      --------    --------    --------    --------
Costs and expenses:
  Cost of sales                                          4,265       1,456       6,779       2,846
  Research and development expenses                      5,692       3,988       9,754       7,486
  Selling, general and administrative expenses           7,397       4,489      11,305       8,576
  Amortization of acquired intangibles                   1,293          36       1,328          71
  Write-down of carrying value of investments           27,237          --      27,237          --
                                                      --------    --------    --------    --------
     Total costs and expenses                           45,884       9,969      56,403      18,979
                                                      --------    --------    --------    --------
Operating income (loss)                                (14,387)      8,633         162      11,767
                                                      --------    --------    --------    --------
Other income (expense):
         Investment and other income, net                4,345       4,750       7,798      10,927
         Interest expense                               (4,957)     (4,921)     (9,914)     (9,915)
                                                      --------    --------    --------    --------
                                                          (612)       (171)     (2,116)      1,012
                                                      --------    --------    --------    --------

Income (loss) before taxes                             (14,999)      8,462      (1,954)     12,779
Tax (benefit) expense                                      245        (183)        506         (97)
                                                      --------    --------    --------    --------

Net income (loss)                                     $(15,244)   $  8,645    $ (2,460)   $ 12,876
                                                      ========    ========    ========    ========

Basic earnings (loss) per common share                $  (0.35)   $   0.20    $  (0.06)   $   0.30
                                                      ========    ========    ========    ========

Diluted earnings (loss) per common share              $  (0.35)   $   0.20    $  (0.06)   $   0.29
                                                      ========    ========    ========    ========

Weighted average number of common shares
       outstanding-basic                                43,011      42,767      42,995      42,444
                                                      ========    ========    ========    ========
Weighted average number of common shares and
       dilutive potential common shares outstanding     43,011      43,959      42,995      43,792
                                                      ========    ========    ========    ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statement of Cash Flows
                   Six Months Ended December 31, 2002 and 2001
                                 (In thousands)
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                           2002        2001
                                                                                      -----------  -----------
Cash flows from operating activities:
  Net income (loss)                                                                   $  (2,460)   $  12,876
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           2,610        1,332
  Non-cash expense for issuance of common stock                                             213          153
  Amortization of bond premium/discount                                                   1,983       (3,573)
  Non-cash write-down of carrying value of investment                                    27,237           --
  Decrease in accrued rent                                                                  (52)         (13)
  Changes in assets and liabilities                                                       5,961       (2,718)
                                                                                      ---------    ---------
    Net cash provided by operating activities                                            35,492        8,057
                                                                                      ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                                                   (3,594)      (3,538)
  Purchase of ABELCET business                                                         (369,120)          --
  Proceeds from sale of investments                                                     350,318      232,249
  Maturities of investments                                                              53,000       88,429
  Purchases of investments                                                              (81,859)    (454,941)
                                                                                      ---------    ---------

    Net cash used in investing activities                                               (51,255)    (137,801)
                                                                                      ---------    ---------
Cash flows from financing activities -
  proceeds from exercise of common stock options                                          1,262        4,241
                                                                                      ---------    ---------

    Net decrease in cash and cash equivalents                                           (14,501)    (125,503)

  Cash and cash equivalents at beginning of period                                      113,858      310,224
                                                                                      ---------    ---------

  Cash and cash equivalents at end of period                                          $  99,357    $ 184,721
                                                                                      =========    =========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (unaudited)

(1)   Organization and Basis of Presentation

      The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. (the "Company") and its subsidiaries in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the 2002 presentation. Interim results are not necessarily indicative of the results that may be expected for the year.

(2)   Comprehensive Income (Loss)

      Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

      The following table reconciles net income to comprehensive income (loss) (in thousands):

                                           Three months ended      Six months ended
                                               December 31            December, 31
                                             2002       2001        2002       2001
                                           --------    -------    -------    --------

Net income (loss)                          $(15,244)   $ 8,645    $(2,460)   $ 12,876
  Other comprehensive income (loss):
     Unrealized holding gain (loss)
          arising during the period          (1,281)    (1,331)      (800)     (1,267)

  Less:  reclassification adjustment
     for net gain realized in net income     (2,115)       --      (2,115)        885
                                           --------    -------    -------    --------

Total other comprehensive income (loss)      (3,396)    (1,331)    (1,315)       (382)
                                           --------    -------    -------    --------

Total comprehensive income (loss)          $(18,640)   $ 7,314    $(3,775)   $ 12,494
                                           ========    =======    =======    ========

(3)   Earnings Per Common Share

      Basic earnings per share is computed by dividing the net income available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and six months ended December 31, 2001, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the outstanding Series A Preferred Stock. Due to the net loss recorded for the three and six months ended December 31, 2002, the exercise or conversion of approximately 587,000 dilutive potential common shares is not included for purposes of the diluted loss per share calculation. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") have not been included as the effect of their inclusion

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (unaudited)

would be anti-dilutive. As of December 31, 2002, the Company had 6,989,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

      The following table reconciles the basic and diluted earnings (loss) per share calculations (in thousands):

                                             Three months ended     Six months ended
                                                 December 31,          December 31,
                                               2002       2001       2002       2001
                                             --------    -------   --------    -------

Net income (loss)                            $(15,244)   $ 8,645   $ (2,460)   $12,876
   Less:  Preferred stock dividends                 4          4          7          7
                                             --------    -------   --------    -------
   Net income (loss) available to common
       Stockholders                          $(15,248)   $ 8,641   $ (2,467)   $12,869
                                             ========    =======   ========    =======

  Weighted average number of common
      shares outstanding-basic                 43,011     42,767     42,995     42,444
  Effect of dilutive securities:
      Conversion of preferred stock                --         16         --         16
      Assumed exercise of non-
      qualified stock options and
      restricted stock                             --      1,176         --      1,332
                                             --------    -------   --------    -------
  Weighted average number of common
      shares and dilutive potential common
      shares outstanding                       43,011     43,959     42,995     43,792
                                             ========    =======   ========    =======

(4)   Inventories

      The composition of inventories at December 31, 2002 and June 30, 2002 is as follows (in thousands):

                                                December 31, 2002  June 30, 2002
                                                -----------------  -------------

Raw materials                                        $ 5,771           $  827
Work in process                                        2,568            1,043
Finished goods                                         4,281              344
                                                     -------           ------
                                                     $12,620           $2,214
                                                     =======           ======

(5)   Cash Flow Information

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9 million for the six months ended December 31, 2002. There were no cash payments for interest for the six months ended December 31, 2001. There were no income tax payments made for the six months ended December 31, 2002 and 2001.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (unaudited)

(6)   Income Taxes

      The Company recognized a tax provision for the six months ended December 31, 2002 and 2001 which represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year. The 2001 fiscal year also had a tax benefit related to the sale of certain New Jersey state net operating loss carryforwards.

(7)   Business Segments

      A single management team that reports to the Chief Executive Officer comprehensively manages the business operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates. In addition, the Company does not conduct any operations outside of the United States. The Company does not prepare discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

(8)   Business Acquisition

      On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing for ABELCET(R) (Amphotericin B Lipid Complex Injection) (the "ABELCET Product Line") from Elan Corporation, plc, for $360 million plus certain out-of-pocket expenses. The acquisition is being accounted for by the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations".

      The total purchase price of the acquisition was (in thousands):

      Cash                                                        $360,000
      Out of pocket expenses, primarily legal,
          investment banking and accounting fees                     9,120
                                                                  --------
                                                                  $369,120
                                                                  ========

      The purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of identifiable assets and liabilities acquired amounted to $150.8 million and was allocated to goodwill.

      The following table summarizes the estimated fair values of the assets acquired as of the acquisition date (in thousands):

      Inventories                                                 $  8,572
      Property, plant and equipment                                 13,707
      Intangible assets                                            196,000
      Goodwill                                                     150,841
                                                                  --------
                                                                  $369,120
                                                                  ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (unaudited)

      Property, plant and equipment and intangible assets were recorded at the estimated fair value of the assets acquired as determined by a preliminary third party valuation report. These values are based on preliminary results by third party appraisals which are still being finalized. Therefore, actual results may differ materially from preliminary results. Intangible assets include the following components (in thousands):

      Product Patented Technology (12 year estimated life)        $ 64,400
      Manufacturing Patent (12 year estimated life)                 18,300
      NDA Approval (12 year estimated life)                         31,100
      Marketing Intangibles (15 year estimated life)                80,000
      Manufacturing Contract (3 year estimated life)                 2,200
                                                                  --------
                                                                  $196,000
                                                                  ========


      Amortization expense for the next five fiscal years is expected to be approximately $15.5 million per year. Goodwill will not be amortized but will be tested for impairment at least annually.

      The acquisition was accounted for as a purchase in accordance with the guidance in SFAS 141, Business Combinations, with the results of operations and cash flows for the ABELCET Product Line included in the Company's consolidated results from the date of the acquisition.

      The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

      The following unaudited pro forma results of operations of the Company for the three and six-month periods ended December 31, 2002 and 2001, respectively, assumes the acquisition of the ABELCET Product Line has been accounted for using the purchase method of accounting as of July 1, 2002 and 2001, respectively, and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition.

      The ABELCET Product Line's results of operations included in these pro forma financial statements are derived from its unaudited financial statements for the three and six-month periods ended December 31, 2002 and 2001, respectively. The ABELCET Product Line's financial statements included in the pro forma information as of all dates and for all periods presented have been adjusted, where appropriate, to present the ABELCET Product Line's financial position and results of operations in accordance with generally accepted accounting principles in the United States.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (unaudited)

      The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the ABELCET Product Line acquisition had taken place on July 1, 2001 (in thousands, except per share information):

                                            Three months ended      Six months ended
                                                 December 31,          December 31,
                                            -------------------   --------------------
                                              2002        2001       2002       2001
                                            --------    -------   ----------  --------

      Product sales                         $ 18,899    $27,273   $ 40,967    $54,128
      Total revenues                          41,852     40,003     82,422     73,920
      Net income (loss)                      (24,125)     8,528    (16,629)    13,018
      Pro forma earnings (loss) per share:
          Basic                             $  (0.56)      0.20   $  (0.38)   $  0.31
          Diluted                           $  (0.55)   $  0.19   $  (0.37)   $  0.30

(9)  Write-down of Investment
     ------------------------

      In January 2002, the Company entered into a broad strategic alliance with Nektar Therapeutics (Nektar) (formerly Inhale Therapeutic Systems, Inc.) to co-develop products utilizing both companies' proprietary drug delivery platforms. As a part of this agreement, the Company purchased $40 million of newly issued Nektar convertible preferred stock which is currently convertible into Nektar common stock at a conversion price of $22.79 per share. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

      As a result of the continued decline in the price of Nektar's common stock, the Company determined that the decline in the value of its investment in Nektar was other than temporary. Accordingly, during the three months ended December 31, 2002, the Company recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment.

(10) License Agreement
     -----------------

      Effective December 31, 2002, Enzon obtained an exclusive license for the right to sell, market and distribute SkyePharma PLC's ("SkyePharma") DEPOCYT(R), an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis in the United States and Canada.

      Enzon will pay a license fee of $12 million for the North American rights to DEPOCYT. SkyePharma will manufacture DEPOCYT and Enzon will purchase the finished product at a purchase price equal to 35% of net sales, which percentage of net sales can be reduced should certain defined sales target be exceeded. SkyePharma is also entitled to milestone payments based on the achievement of certain sales levels and the approval of additional indications. Enzon is required to meet certain minimum sales levels for the product which are based on historical sales levels. Enzon's license is for an initial term of ten years and is automatically renewable for successive two year terms thereafter. The Company has recorded the $12 million in intangible assets (product rights) and is amortizing it over a ten year period. The amount was paid in early January 2003. As such, at December 31, 2002 the amount due was included in accrued expenses in the accompanying balance sheet.

      On January 2, 2003, the Company and SkyePharma also entered into a strategic alliance based on a broad

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
                                   (unaudited)

technology access agreement. The two companies will draw on their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and Enzon's proprietary PEG modification technology, for which Enzon will receive a $3.5 million technology access fee. SkyePharma will receive a milestone payment for each product based on its own proprietary technology that enters Phase II clinical development. Research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.

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

Acquisition of ABELCET Business

      On November 22, 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (Amphotericin B Lipid Complex Injection) ("the ABELCET Product Line") from Elan Corporation, plc ("Elan") for $360 million plus out-of-pocket expenses. This transaction is being accounted for as a business combination.

      Unless otherwise indicated, the discussions in this report of the results of operations for the three and six months ended December 31, 2002 and financial condition at December 31, 2002 include the results of operations of the ABELCET Product Line commencing from November 23, 2002. Comparisons are made to the results of operations for the three and six months ended December 31, 2001, and financial condition as of June 30, 2002, which include only the historical results of Enzon Pharmaceuticals, Inc.

Results of Operations

Three months ended December 31, 2002 vs. Three months ended December 31, 2001

Revenues. Revenues for the three months ended December 31, 2002 increased by 69% to $31,497,000, as compared to $18,602,000 for the three months ended December 31, 2001. The components of revenues are net sales and royalties we earn on the sale of our products by others and contract revenues. Net sales increased 45% to $8,544,000 for the three months ended December 31, 2002, as compared to $5,872,000 for the three months ended December 31, 2001. The increase in net sales was due to the commencement of sales of ABELCET in North America and increased sales of ADAGEN(R) and ONCASPAR(R). During November 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing for ABELCET from Elan. During the three months ended December 31, 2002, we recorded $1,322,000 of sales related to ABELCET, of which $588,000 related to sales of the product in North America and $733,000 related to the shipment of the product to Elan for the European market, and other contract manufacturing revenue. Sales of ONCASPAR increased by 22% to $3,099,000 for the three months ended December 31, 2002 from $2,543,000 in the previous year as a result of the reacquisition of our rights to market and distribute ONCASPAR for certain territories previously licensed to Aventis. Sales of ADAGEN increased by 24% for the three months ended December 31, 2002 to $4,123,000, as compared to $3,329,000 for the three months ended December 31, 2001 due to an increase in patients.

      Royalties for the three months ended December 31, 2002 increased to $22,903,000, as compared to $12,630,000 for the three months ended December 31, 2001. The increase was primarily due to a full three months of sales during the current quarter of PEG-INTRON(R) in combination with REBETOL(R) in the U.S. Schering-Plough launched PEG-INTRON as combination therapy with REBETOL in the U.S. in October 2001.

      While we commenced the sale of ABELCET during the quarter ended December 31, 2002, sales of the product will be limited until January 2003 in order to bring down the level of product held by our wholesalers. We expect sales to return to normalized levels during February 2003 and for the remainder of fiscal 2003. We expect

ADAGEN and ONCASPAR sales to grow over the next year at similar levels as achieved during the previous twelve months. During October 2002, Hoffmann-La Roche's PEGASYS(R), a pegylated version of its interferon product Roferon(R)-A, was approved in the United States as a monotherapy for hepatitis C. Based upon Schering-Plough's historical market share of the alpha interferon market for hepatitis C, the published clinical results of PEG-INTRON and PEGASYS, and the fact that Schering-Plough has been marketing PEG-INTRON in the United States since February 2001 and in Europe since June 2000, we do not expect PEGASYS to displace PEG-INTRON as the market leader. However, we cannot assure you that the overall market for pegylated alpha interferon products will, in fact, increase or that Schering-Plough will be able to effectively compete with Roche in this market. Moreover, we cannot assure you that any particular sales levels of ABELCET, ADAGEN, ONCASPAR or PEG-INTRON will be achieved or maintained.

      During the three months ended December 31, 2002, we had export sales and royalties on export sales of $7,522,000, of which $6,803,000 were in Europe. Export sales and royalties recognized on export sales for the prior quarter were $6,949,000, of which $6,527,000 were in Europe.

Cost of Sales. Cost of sales, as a percentage of net sales increased to 50% for the three months ended December 31, 2002 as compared to 25% for the three months ended December 31, 2001. The increase was due to higher cost of goods sold for ABELCET, due to certain purchase accounting adjustments to the acquired inventory and as a result of unabsorbed capacity costs. The increase was also due to our reacquisition of ONCASPAR, which resulted in increased cost of goods sold for the product. Under the reacquisition agreement we made a $15 million payment to Aventis in June 2002 and we will pay Aventis a 25% royalty on net sales of ONCASPAR. The royalty and amortization of the $15 million payment are included in cost of goods sold for the product, accounting for the increase in cost of goods sold as a percentage of sales.

Research and Development. Research and development expenses increased by 43% to $5,692,000 for the three months ended December 31, 2002 from $3,988,000 for the three months ended December 31, 2001. The increase was primarily due to increased payroll and related expenses due to increased headcount related to our internal research and preclinical activities and increased spending related to our Micromet collaboration to advance our SCA technology and develop the next generation of antibody products. Research and development activities are expected to continue to increase significantly as we continue the advancement of the current and additional Phase II clinical trials for PROTHECAN(R) and we conduct preclinical and clinical trials for additional compounds.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 2002 increased by 65% to $7,397,000, as compared to $4,489,000 in the three months ended December 31, 2001. This increase was due to; (i) increased selling expenses related to the ABELCET acquisition and the sales force we hired from Elan; (ii) increased sales and marketing costs due to the reacquisition of marketing and distribution rights for ONCASPAR; and (iii) increased general and administrative personnel and related costs. These increases were partially offset by a reduction in legal expense related to the prior years patent litigation with Nektar Therapeutics, formerly Inhale Therapeutics. During January 2002, we settled our patent infringement suit with Nektar and entered into a broad-based technology collaboration.

Amortization. Amortization increased by $1,257,000 to $1,293,000 in the three months ended December 31, 2002 compared to the prior year as a result of the intangible assets acquired in connection with the ABELCET acquisition during the quarter. Amortization of intangible assets is provided over their estimated useful lives ranging from 3 to 15 years on a straight-line basis.

Write-down of Investment. In January 2002, the Company entered into a broad strategic alliance with Nektar Therapeutics (Nektar) (formerly Inhale Therapeutic Systems, Inc.) to co-develop products utilizing both companies' proprietary drug delivery platforms. As a part of this agreement, the Company purchased $40 million of newly issued Nektar preferred convertible stock which is convertible into Nektar common stock at a current conversion price of $22.79 per share. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

As a result of the continued decline in the price of Nektar's common stock, the Company determined that the decline in the value of it's investment in Nektar was other than temporary. Accordingly, during the three months ended December 31, 2002, the Company recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment.

Other Income (Expense). Investment and other income for the three months ended December 31, 2002 decreased to $4,345,000, as compared to $4,750,000 for the three months ended December 31, 2001. The decrease resulted from a decrease in interest bearing investments due to our payment of $369 million in connection with our purchase of the ABELCET Product Line from Elan in November 2002 and a decline in interest rates on our investments. This reduction was offset by approximately $2.1 million in realized gains resulting from the sale of short term investments sold to fund the ABELCET acquisition. Interest expense remained relatively unchanged as compared to the same quarter last year. The majority of interest expense is related to $400,000,000 in 4.5% convertible subordinated notes outstanding.

Income Taxes. During the three months ended December 31, 2002 we recognized a tax provision that represents our anticipated Alternative Minimum Tax liability based on our anticipated taxable income for the full fiscal year. Fiscal 2001 had the same minimum tax liability offset by the sale of certain New Jersey state net operating loss carryforwards.

Six months ended December 31, 2002 vs. Six months ended December 31, 2001

Revenues. Revenues for the six months ended December 31, 2002 increased by 84% to $56,565,000 as compared to $30,746,000 for the same period last year. The components of revenues are net sales, royalties we earn on the sale of products by others and contract revenues. Net sales increased by 38% to $15,110,000 for the six months ended December 31, 2002, as compared to $10,954,000 for the same period last year. The increase in net sales was due to the commencement of sales of ABELCET in North America and increased sales of ADAGEN and ONCASPAR. During November 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing for ABELCET from Elan. During the six months ended December 31, 2002, we recorded $1,322,000 of sales related to ABELCET, of which $588,000 related to sales of the product in North America and $733,000 related to the shipment of the product to Elan for the European market, and other contract manufacturing revenue. ONCASPAR sales for the six months ended December 31, 2002 increased to $5,855,000, or 25%, compared to $4,701,000 in the same period last year due to the reacquisition of our rights to market and distribute ONCASPAR from Aventis during the six months ended December 31, 2002. ADAGEN sales increased by 27% to $7,934,000 for the six months ended December 31, 2002 compared to $6,252,000, in the prior year due to an increase in patients.

      Royalties for the six months ended December 31, 2002, increased to $41,321,000 as compared to $19,617,000 in the same period last year. The increase was primarily due to a full six months of sales in 2002 of PEG-INTRON in combination with REBETOL in the U.S. and increased sales of PEG-INTRON in Europe. Schering-Plough launched PEG-INTRON as combination therapy with REBETOL in the U.S. in October 2001.

      During the six months ended December 31, 2002, we had export sales and royalties on export sales of $15,644,000, of which $13,999,000 were in Europe. Export sales and royalties recognized on export sales for the prior year were $11,883,000, of which $11,280,000 were in Europe.

Cost of Sales. Cost of sales as a percentage of sales increased to 45% for the six months ended December 31, 2002, as compared to 26% for the six months ended December 31, 2001. The increase was due to a higher cost of goods sold for ONCASPAR due to our reacquisition of the product from Aventis. Under the reacquisition agreement, we made a $15 million payment to Aventis in June 2002 and will pay Aventis a 25% royalty on net sales of ONCASPAR. The royalty and amortization of the $15 million payment are included in cost of goods sold for the product, accounting for the increase in cost of goods sold as a percentage of sales. The increase was also due to high cost of goods sold for ABELCET, due to certain purchase accounting adjustments to the acquired inventory and as a result of unabsorbed capacity costs.

Research and Development. Research and development expenses increased by 30% to $9,754,000, as compared to $7,486,000 for the six months ended December 31, 2001. The increase was primarily due to increased payroll and related expense due to increased headcount related to our internal research and preclinical activities and increased spending related to our SCA technology collaboration with Micromet.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended December 31, 2002 increased by 32% to $11,305,000, as compared to $8,576,000 in the same period last year. The increase was primarily due to; (i) increased selling expense related to the ABELCET acquisition and the sales force we hired from Elan; (ii) increased sales and marketing costs due to the reacquisition of marketing and distribution rights for ONCASPAR; and (iii) increased general and administrative personnel and related costs. These increases were partially offset by a reduction in legal expense related to the prior year's patent litigation with Nektar Therapeutics, formally Inhale Therapeutics. During January 2002, we settled our patent infringement suit with Nektar and entered into a broad based technology collaboration.

Amortization. Amortization increased by $1,257,000 to $1,328,000 in the six months ended December 31, 2002 compared to the same period last year as a result of the intangible assets acquired in connection with the ABELCET acquisition during the quarter. Amortization of intangible assets is provided over their estimated lives ranging from 3-15 years on a straight-line basis.

Write-down of Investment. In January 2002, the Company entered into a broad strategic alliance with Nektar Therapeutics (Nektar) (formerly Inhale Therapeutic Systems, Inc.) to co-develop products utilizing both companies' proprietary drug delivery platforms. As a part of this agreement, the Company purchased $40 million of newly issued Nektar preferred convertible stock which is currentlyconvertible into Inhale common stock at a conversion price of $22.79 per share. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

As a result of the continued decline in the price of Nektar's common stock, the Company determined that the decline in the value of it's investment in Nektar was other than temporary. Accordingly, during the three months ended December 31, 2002, the Company recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment.

Other Income (Expense). Investment and other income for the six months ended December 31, 2002 decreased to $7,798,000, as compared to $10,927,000 for the same period last year. The decrease in interest income was primarily due a decrease in interest bearing investments due to our payment of $369 million in connection with our purchase of the ABELCET Product Line from Elan in November 2002 and a decline in interest rates on our investments. This reduction was offset by approximately $2.1 million in realized gains resulting from the sale of short term investments sold to fund the ABELCET acquisition. Interest expense remained relatively unchanged as compared to the same period last year. The majority of interest expense is related to $400,000,000 in 4.5% convertible subordinated notes, which were outstanding for both periods.

Income Taxes. During the six months ended December 31, 2002 and 2001 we recognized a tax provision that represents our anticipated alternative minimum tax liability based on our anticipated taxable income for the full fiscal year. Fiscal 2001 had the same minimum tax liability offset by the sale of certain New Jersey state net operating loss carryforwards.

Liquidity and Capital Resources

      Total cash reserves, which include cash, cash equivalents and marketable securities, were $146,000,000 as of December 31, 2002, as compared to $485,000,000 as of June 30, 2002. The decrease is primarily due to

$369,000,000 paid as a result of the closing of the ABELCET Product Line acquisition. We invest our excess cash primarily in rated fixed income securities.

      To date, our sources of cash have been the proceeds from the sale of our stock through public offerings and private placements, the issuance of the 4.5% convertible subordinated notes, sales and royalties earned on sales of ADAGEN, ONCASPAR, PEG-INTRON and ABELCET, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances.

      As of December 31, 2002, we had $400,000,000 of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 2, 2002. Accrued interest on the notes was approximately $9,000,000 as of December 31, 2002. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

      On December 31, 2002, we entered into an exclusive license agreement for the right to sell, market and distribute SkyePharma's DEPOCYT(R), an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis in the United States and Canada in return for a $12 million license fee. This license fee is included in accrued expenses in the Consolidated Condensed Balance Sheet as of December 31, 2002. The payment of the $12 million license fee will be offset against a $3.5 million technology access fee due from Skypharma under the strategic alliance agreement we signed on January 2, 2003.

      The Company has a capital expenditure commitment for the fiscal year ending June 30, 2003 of approximately $4.0 million.

      As of December 31, 2002, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate amount of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The preferred shares outstanding at December 31, 2002 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of December 31, 2002, there were accrued and unpaid dividends totaling $179,000 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock.

      Our current sources of liquidity are cash, cash equivalents, and interest earned on such cash reserves, marketable securities, sales and royalties earned on sales of ADAGEN, ONCASPAR, PEG-INTRON and ABELCET and sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

      We may seek additional financing, through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Critical Accounting Policies

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe based on our current business that there are no critical accounting policies, except for our accounting related to income taxes and cost method equity investments. Under the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has significant net deferred tax assets, primarily related to net operating loss carryforwards, and continues to analyze what level of the valuation allowance is needed. The Company assesses the carrying value of its cost method investments in accordance with SFAS No.115 and SEC Staff Accounting Bulletin No.59. An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances change.

Recently Issued Accounting Standards

      In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the effect of this standard on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002, and will be included in future filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as available-for-sale securities. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at December 31, 2002, all of our holdings were in instruments maturing in four years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of matuity for our investment portfolio as of December 31, 2002 (in thousands):

                                                                      Fair
                          2003       2004       2005      Total      Value
                        ---------------------------------------------------
Fixed Rate              $20,050    $21,198    $ 4,712    $45,960    $46,399
Average Interest Rate      2.95%      3.09%      2.30%      2.95%        --
Variable Rate                --         --         --         --         --
Average Interest Rate        --         --         --         --         --
                        ---------------------------------------------------
                        $20,050    $21,198    $ 4,712    $45,960    $46,399
                        ===================================================

      Our 4.5% convertible subordinated notes in the principal amount of $400,000,000 due July 1, 2008 have fixed interest rates. The fair value of the notes is affected by changes in interest rates and by changes in the price of our common stock.

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

(b) Changes in internal controls.

There were no significant changes made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

Item 5. Submission of Matters to a Vote of Security Holders

      (a)   An annual meeting of stockholders was held on December 3, 2002.

      (b) The directors elected at the annual meeting were Arthur Higgins and Dr. Rosina Dixon. The term of office as a director for each of David
            S. Barlow, Rolf A. Classon, Dr. David W. Golde, Robert LeBuhn and Robert L. Parkinson Jr. continued after the annual meeting.

      (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

            (i) The stockholders voted 32,153,528 shares in favor and 1,165,253 shares withheld with respect to the election of Arthur Higgins as a Class I director of the Company, 32,118,144 shares in favor and 1,200,637 shares withheld with respect to the election of Dr. Rosina Dixon as a Class I director of the Company. Broker non-votes were not applicable.

            (ii) The stockholders voted 33,121,997 shares in favor, 187,127 against and 9,657 abstained with respect to a proposal to approve the amendment to the Company's Certificate of Incorporation to change the name of the Company from "Enzon, Inc." to "Enzon Pharmaceuticals, Inc." Broker non-votes were not applicable.

            (iii) The stockholders voted 32,513,856 shares in favor and 795,072 against and 9,853 abstained with respect to a proposal to ratify the selection of KPMG LLP to audit the Company's consolidated financial statements for the fiscal year ending June 30, 2003. Broker non-votes were not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                   Page Number
                                                                                   or
 Exhibit                                                                           Incorporation
 Number     Description                                                            By Reference
 ------     -----------                                                            ------------

     3(i)   Certificate of Incorporation, as amended                                      ^^^

  3(i)(a)   Amendment to Certificate of Incorporation                                 ^^^^(A)

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

      4.2   Registration Rights Agreement dated as of June 26, 2001, between the
            Company and the initial purchasers                                      ++++(4.2)

      4.3   Rights Agreement dated May 17, 2002 between the Company and
            Continental Stock Transfer Trust Company, as rights agent                    ^(1)

    10.17   Asset Purchase Agreement between the Company and Elan
            Pharmaceuticals, Inc., dated as of October 1, 2002                              #

    10.18   License Agreement between the Company and Elan Pharmaceuticals, Inc.,
            dated November 22, 2002                                                         o

    10.19   Option Agreement between the Company and Arthur J. Higgins                      o

    10.20   Restricted Stock Agreement between the Company and Arthur J. Higgins            o

    10.21   Royalty Agreement between the Company and Vivo Healthcare
            Corporation, dated as of October 16, 2002                                       o

    10.22   Assignment Agreement between the Company and Vivo Healthcare
            Corporation, dated as of October 16, 2002                                       o

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

     ^^^^ Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on December 10, 2002 and incorporated herein by reference thereto.

        # Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on October 2, 2002 and incorporated herein by reference thereto.

(b) Reports on Form 8-K.

      On October 2, 2002, we filed with the Commission a Current Report on Form 8-K dated October 2, 2002 reporting our agreement with Elan Corporation, plc, to acquire the United States and Canadian rights to ABELCET(R) (Amphotericin B Lipid Complex Injection).

      On November 7, 2002, we filed with the Commission a Current Report on Form 8-K dated November 6, 2002 reporting our financial results for the first quarter ended September 30, 2002.

      On November 22, 2002, we filed with the Commission a Current Report on Form 8-K dated November 22, 2002 reporting the acquisition of the North American and Canadian rights to ABELCET(R) (Amphotericin B Lipid Complex Injection).

      On December 9, 2002, we filed with the Commission a Current Report on Form 8-K dated November 22, 2002 reporting the completion of our acquisition of the North American and Canadian rights to ABELCET(R) (Amphotericin B Lipid Complex Injection).

      On December 10, 2002, we filed with the Commission a Current Report on Form 8-K dated December 10, 2002 reporting the Company's name change from "Enzon, Inc." to "Enzon Pharmaceuticals, Inc".

      On February 7, 2003, we filed with the Commission a Current Report on Form 8-K/A dated November 22, 2002 amending Form 8-K filed on December 9, 2002 to update and file the financial statements and pro forma financial information.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2003                             ENZON PHARMACEUTICALS, INC.
                                                     ---------------------------
                                                            (Registrant)


                                             By: /s/Arthur J. Higgins
                                                 ------------------------
                                                 Arthur J. Higgins
                                                 Chairman, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:  February 14, 2003                    By: /s/Kenneth J. Zuerblis
                                                --------------------------------
                                                 Kenneth J. Zuerblis
                                                 Vice President Finance,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)
                                                 and Corporate Secretary

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arthur J. Higgins, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Enzon Pharmaceuticals, Inc. and Subsidiaries;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements and financial information included in this quarterly report fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


February 14, 2003                               By: /s/Arthur J. Higgins
                                                   -----------------------------
                                                   Arthur J. Higgins
                                                   Chairman, President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth J. Zuerblis, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Enzon Pharmaceuticals, Inc. and Subsidiaries;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements and financial information included in this quarterly report fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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


February 14, 2003                                By: /s/Kenneth J. Zuerblis
                                                    -----------------------
                                                      Kenneth J. Zuerblis
                                                      Vice President Finance,
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)
                                                      and Corporate Secretary