Form 10-Q
period 2003-03-31
ENZON PHARMACEUTICALS  INC
filed 2003-05-15
CIK 727510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -------------------------------

                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------


 For the Quarter Ended March 31, 2003               Commission File No. 0-12957
                       --------------                                   -------


                          ENZON PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                       22-2372868
--------------------------------                    ------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)


685 Route 202/206, Bridgewater, New Jersey                    08807
------------------------------------------                 --------------
 (Address of principal executive offices)                   (Zip Code)


                                 (908) 541-8600
             -----------------------------------------------------
             (Registrant's telephone number, including area code:)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----   ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-a of the Exchange Act). Yes   X    No
                                                ------   ------

As of May 9, 2003, there were 43,454,885 shares of common stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        March 31, 2003 and June 30, 2002
                 (in thousands, except share and per share data)

                                                               March 31,     June 30,
                                                                 2003         2002
                                                             (unaudited)        *
                                                               ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                   $  71,807    $ 113,858
  Short-term investments                                         27,754       75,165
  Accounts receivable                                            33,412       26,050
  Inventories                                                    11,557        2,214
  Other current assets                                            2,474        4,175
                                                              ---------    ---------
     Total current assets                                       147,004      221,462
                                                              ---------    ---------

Property and equipment                                           38,243       19,230
  Less accumulated depreciation and amortization                 10,679        9,128
                                                              ---------    ---------
                                                                 27,564       10,102
                                                              ---------    ---------
Other assets:
   Marketable securities                                         38,782      295,991
   Cost method equity investments                                21,145       48,382
   Debt issue costs, net                                          9,575       10,946
   Deferred tax asset                                            10,614        8,342
   Intangible assets, net                                       216,448       14,610
   Goodwill                                                     150,782           --
   Other assets                                                   1,873          913
                                                              ---------    ---------
                                                                449,219      379,184
                                                              ---------    ---------
 Total assets                                                 $ 623,787    $ 610,748
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $   8,289    $   4,526
  Accrued expenses                                               14,265        6,175
  Accrued interest                                                4,500        9,000
                                                              ---------    ---------
     Total current liabilities                                   27,054       19,701
                                                              ---------    ---------
 Accrued rent                                                       474          552
Notes payable                                                   400,000      400,000
                                                              ---------    ---------
                                                                400,474      400,552
                                                              ---------    ---------
Stockholders' equity:
 Preferred stock-$.01 par value, authorized
    3,000,000 shares; issued and outstanding
    7,000 shares at March 31, 2003 and June 30, 2002
    (liquidation preference aggregating $357
    at March 31, 2003 and $347 at June 30, 2002)                  --           --
 Common stock-$.01 par value, authorized 90,000,000 shares,
    issued and outstanding 43,452,348 shares at
    March 31, 2003 and 42,999,823 shares at June 30, 2002           435          429
 Additional paid-in capital                                     267,883      262,854
 Accumulated other comprehensive income (loss)                     (256)       1,096
 Deferred compensation                                           (4,295)      (1,202)
 Accumulated deficit                                            (67,508)     (72,682)
                                                              ---------    ---------
 Total stockholders' equity                                     196,259      190,495
                                                              ---------    ---------
Total liabilities and stockholders' equity                    $ 623,787    $ 610,748
                                                              =========    =========

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               Three and Nine Months Ended March 31, 2003 and 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                      Three Months Ended     Nine Months Ended
                                                          March 31,             March 31,
                                                    --------------------    --------------------
                                                      2003        2002        2003        2002
                                                    --------    --------    --------    --------
Revenues:
  Net sales                                         $ 26,637    $  5,712    $ 41,746    $ 16,666
  Royalties                                           16,242      14,089      57,565      33,706
  Contract revenue                                       284          43         417         218
                                                    --------    --------    --------    --------
     Total revenues                                   43,163      19,844      99,728      50,590
                                                    --------    --------    --------    --------
Costs and expenses:
  Cost of sales                                       11,080       1,376      17,859       4,223
  Research and development expenses                    5,132       5,063      14,886      12,548
  Selling, general and administrative expenses         9,481       3,623      20,786      12,199
  Merger expenses                                      1,398          --       1,398          --
  Amortization of acquired intangibles                 3,960          36       5,288         107
  Write-down of carrying value of investments             --          --      27,237          --
                                                    --------    --------    --------    --------

     Total costs and expenses                         31,051      10,098      87,454      29,077
                                                    --------    --------    --------    --------
Operating income                                      12,112       9,746      12,274      21,513
                                                    --------    --------    --------    --------
Other income (expense):
     Investment and other income, net                    635       7,110       8,433      18,037
     Interest expense                                 (4,957)     (4,956)    (14,871)    (14,871)
                                                    --------    --------    --------    --------
                                                      (4,322)      2,154      (6,438)      3,166
                                                    --------    --------    --------    --------
Income before taxes                                    7,790      11,900       5,836      24,679
Tax expense (benefit)                                   156         (267)        662        (364)
                                                    --------    --------    --------    --------
Net income                                          $  7,634    $ 12,167    $  5,174    $ 25,043
                                                    ========    ========    ========    ========

Basic earnings per common share                     $   0.18    $   0.28    $   0.12    $   0.59
                                                    ========    ========    ========    ========

Diluted earnings per common share                   $   0.17    $   0.28    $   0.12    $   0.57
                                                    ========    ========    ========    ========

Weighted average number of common shares
     outstanding-basic                                43,192      42,969      43,061      42,636
                                                    ========    ========    ========    ========
Weighted average number of common shares and
     dilutive potential common shares outstanding     43,634      43,934      43,611      43,900
                                                    ========    ========    ========    ========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   Nine Months Ended March 31, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                              March 31,
                                                        ----------------------
                                                           2003         2002
                                                        ---------    ---------
Cash flows from operating activities:
  Net income                                            $   5,174    $  25,043
  Adjustment for depreciation and amortization,
    including debt issue costs                              7,895        2,022
  Non-cash expense for issuance of common stock               468          230
  Deferred income taxes                                    (2,272)          --
  Loss on retirement of assets                                 --            4
  Amortization of bond premium/discount                     1,154       (2,978)
  Non-cash write down of carrying value of investment      27,237           --
  Changes in operating assets and liabilities               1,255       (7,925)
                                                        ---------    ---------
    Net cash provided by operating activities              40,911       16,396
                                                        ---------    ---------
Cash flows from investing activities:
  Capital expenditures                                     (5,306)      (6,038)
  Purchase of ABELCET business                           (369,062)          --
  Purchase of DEPOCYT product                             (12,181)          --
  Purchase of cost method equity investments                   --      (40,000)
  Proceeds from sale of marketable securities             350,318      252,249
  Maturities of marketable securities                      53,000       88,365
  Purchases of marketable securities                     (101,203)    (497,441)
                                                        ---------    ---------

    Net cash used in investing activities                 (84,434)    (202,865)
                                                        ---------    ---------

Cash flows from financing activities:
  Proceeds from exercise of common stock options            1,472        4,868
                                                        ---------    ---------

    Net decrease in cash and cash equivalents             (42,051)    (181,601)

  Cash and cash equivalents at beginning of period        113,858      310,224
                                                        ---------    ---------

  Cash and cash equivalents at end of period            $  71,807    $ 128,623
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

(1)  Organization and Basis of Presentation

         The unaudited consolidated condensed financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. (the "Company") and its subsidiaries in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  Comprehensive Income (Loss)

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

      The following table reconciles net income to comprehensive income (loss) (in thousands):

                                            Three Months Ended      Nine Months Ended
                                                 March 31                March, 31,
                                           --------------------    --------------------
                                             2003        2002        2003        2002
                                           --------    --------    --------    --------
Net income                                 $  7,634    $ 12,167    $  5,174    $ 25,043
  Other comprehensive income (loss):
     Unrealized holding gain (loss)
          arising during the period             167      (3,036)        966      (5,188)

  Less:  reclassification adjustment
     for net gain realized in net income       (203)         --      (2,318)         --
                                           --------    --------    --------    --------

Total other comprehensive income (loss)         (36)     (3,036)     (1,352)     (5,188)
                                           --------    --------    --------    --------

Total comprehensive income                 $  7,398    $  9,131    $  3,822    $ 19,855
                                           ========    ========    ========    ========

(3)  Earnings Per Common Share

         Basic earnings per share is computed by dividing the net income available to common stockholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and nine months ended March 31, 2003 and 2002, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the outstanding Series A Preferred Stock. The number of shares issuable upon conversion of the Company's

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock using the treasury stock method have not been included as the effect of their inclusion would be anti-dilutive. As of March 31, 2003, the Company had 6,875,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

         The following table reconciles the basic and diluted earnings (loss) per share calculations (in thousands):

                                             Three Months Ended   Nine Months Ended
                                                 March 31,           March 31,
                                             -----------------   -----------------
                                              2003      2002      2003      2002
                                             -------   -------   -------   -------
Net income                                   $ 7,634   $12,167   $ 5,174   $25,043
   Less:  Preferred stock dividends                4         4        11        11
                                             -------   -------   -------   -------
   Net income available to common
       stockholders                          $ 7,630   $12,163   $ 5,163   $25,032
                                             =======   =======   =======   =======

  Weighted average number of common
      shares outstanding-basic                43,192    42,969    43,061    42,636
  Effect of dilutive securities:
      Conversion of preferred stock               16        16        16        16
      Assumed exercise of non-
      qualified stock options and
      restricted stock                           426       949       534     1,248
                                             -------   -------   -------   -------
  Weighted average number of common
      shares and dilutive potential common
      shares outstanding                      43,634    43,934    43,611    43,900
                                             =======   =======   =======   =======

(4)  Stock Based Compensation

         As permitted by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock at the date of grant.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company continues to apply the intrinsic-value based method to account for stock options and complies with the new disclosure requirements beginning with the third quarter of its fiscal year ending June 30, 2003.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)



     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (in thousands, except per share data):

                                                Three Months Ended       Nine Months Ended
                                                    March 31                  March 31
                                            -----------------------   ------------------------
                                               2003         2002         2003          2002
                                            ----------   ----------   ----------    ----------
Net income, as reported                     $    7,634   $   12,167   $    5,174    $   25,043
Add:  Stock-based employee
    compensation expense included in
    reported net income, net of related
    tax effects                                    250           75          458           226
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects          (4,609)      (4,018)     (11,844)      (17,708)
                                            ----------   ----------   ----------    ----------

Pro forma net income (loss)                 $    3,275   $    8,224   ($   6,212)   $    7,561
                                            ==========   ==========   ==========    ==========


Earnings per share:
   Basic - as reported                      $     0.18   $     0.28   $     0.12    $     0.59
                                            ==========   ==========   ==========    ==========
   Basic - pro forma                        $     0.08   $     0.19   ($    0.14)   $     0.18
                                            ==========   ==========   ==========    ==========

   Diluted - as reported                    $     0.17   $     0.28   $     0.12    $     0.57
                                            ==========   ==========   ==========    ==========
   Diluted - pro forma                      $     0.08   $     0.19   ($    0.14)   $     0.17
                                            ==========   ==========   ==========    ==========


(5)  Inventories

         The composition of inventories at March 31, 2003 and June 30, 2002 is as follows (in thousands):



                                    March 31, 2003           June 30, 2002
                                    --------------           -------------

  Raw materials                           $4,754               $   827
  Work in process                          4,498                 1,043
  Finished goods                           2,305                   344
                                       ---------              --------
                                         $11,557                $2,214
                                         =======                ======

                                   ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


(6)  Cash Flow Information

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9,000,000 for each of the nine months ended March 31, 2003 and 2002. There were no income tax payments made for the nine months ended March 31, 2003 and 2002.

(7)   Income Taxes

         The Company recognized a tax provision for the three and nine months ended March 31, 2003 and 2002 which represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year. For the three and nine months ended March 31, 2002 the provision was offset by a tax benefit of $505,000 and $857,000, respectively related to the sale of certain New Jersey state net operating loss carryforwards totaling approximately $6,410,000 and $10,888,000, respectively.

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

(9)   Business Combinations

      (a) Acquisition of Abelcet Product Line

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

         The total purchase price of the acquisition was (in thousands):

         Cash                                                    $  360,000
         Out of pocket expenses, primarily legal,
             investment banking and accounting fees                   9,062
                                                                 -----------
                                                                 $  369,062
                                                                 ===========

         The purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of identifiable assets and liabilities acquired amounted to $150.8 million and was allocated to goodwill.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


The following table summarizes the estimated fair values of the assets acquired as of the acquisition date (in thousands):

        Inventories                                                $    8,572
        Property, plant and equipment                                  13,707
        Intangible assets                                             196,000
        Goodwill                                                      150,783
                                                                   ----------
                                                                   $  369,062
                                                                   ==========

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

         Product Patented Technology (12 year estimated life)      $   64,400
         Manufacturing Patent (12 year estimated life)                 18,300
         NDA Approval (12 year estimated life)                         31,100
         Marketing Intangibles (15 year estimated life)                80,000
         Manufacturing Contract (3 year estimated life)                 2,200
                                                                   ----------
                                                                   $  196,000
                                                                   ==========

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

         (b)  Pro Forma Financial Information

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

         The following unaudited pro forma results of operations of the Company for the three and nine-month periods ended March 31, 2003 and 2002, respectively, assumes the acquisition of the ABELCET Product Line has been accounted for using the purchase method of accounting as of July 1, 2002 and 2001, respectively, and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition.

         The ABELCET Product Line's results of operations included in these pro forma financial statements are derived from Elan's unaudited financial statements for the three and nine-month periods ended March 31, 2002 and July 1, 2002 through September 27, 2002 plus the estimated results until the acquisition date based on prior year results, respectively. The ABELCET Product Line's financial statements included in the unaudited pro forma information as of all dates and for all periods presented have been adjusted, where appropriate, to present the ABELCET Product Line's financial position and results of operations in accordance with generally accepted accounting principles in the United States.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


         The following unaudited pro forma information presents a summary of the Company's consolidated results of operations for the three and nine months ended March 31, 2003 and March 31, 2002 as if the ABELCET Product Line acquisition had taken place at the beginning of each fiscal year presented (in thousands, except per share information):

                                        Three Months Ended      Nine Months Ended
                                             March 31,              March 31,
                                       ---------------------   ----------------------
                                          2003        2002        2003         2002
                                       ---------   ---------   ---------    ---------
Product sales                          $  26,637   $  28,772   $  78,148    $  82,899
Total revenues                            43,163      42,904     136,130      116,823
Net income (loss)                          7,634      15,187      (8,028)      31,579
Pro forma earnings (loss) per share:
    Basic                              $    0.18   $    0.35   $   (0.19)   $    0.74
    Diluted                            $    0.17   $    0.35   $   (0.19)   $    0.72


(10) Write-down of Investment

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

         As a result of the continued decline in the price of Nektar's common stock, the Company determined that the decline in the value of its investment in Nektar was other than temporary. Accordingly, during the second quarter of its fiscal year 2003, the Company recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment.

         The estimated fair value of the Nektar preferred stock was determined during the quarter ended December 31, 2002 by multiplying the number of shares of common stock that would be received based on the conversion rate in place as of the date of the agreement, January 2002 ($22.79 per share) by the closing price of Nektar common stock on December 31, 2002, less a 10% discount to reflect the fact that the shares were not convertible as of December 31, 2002, the valuation date. In addition the investment represented approximately 3% of Nektar's equivalent common shares outstanding.

(11)  License Agreement

         Effective December 31, 2002, Enzon obtained an exclusive license for the right to sell, market and distribute SkyePharma PLC's ("SkyePharma") DEPOCYT(R), an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis in the United States and Canada.

         Enzon paid a license fee of $12 million for the North American rights to DEPOCYT in January 2003. SkyePharma will manufacture DEPOCYT and Enzon will purchase the finished product at a purchase price equal to 35% of net sales, which percentage of net sales can be reduced should certain defined sales targets be exceeded. Enzon is required to purchase minimum levels of finished product for calendar year 2003 of 90% of the previous year's sales by SkyePharma and $5,000,000 for each subsequent calendar year. SkyePharma is also entitled to a milestone payment of $5 million if Enzon's sales of the product are over a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5 million if Enzon's sales exceed an annualized run rate of $25 million for four consecutive quarters. The Company is also responsible for

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


a $10 million milestone payment if the product receives approval for Neo-plastic Meningitis prior to December 31, 2006. This milestone payment is incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5 million for an approval after December 31, 2007. Enzon's license is for an initial term of ten years and is automatically renewable for successive two year terms thereafter. The Company has recorded the $12 million payment in intangible assets which is being amortized over a ten year period.

         On January 2, 2003, the Company and SkyePharma also entered into a strategic alliance based on a broad technology access agreement. The two companies will draw on their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and Enzon's proprietary PEG modification technology, for which Enzon received a $3.5 million technology access fee. This non-refundable upfront license fee is being ratably recognized as revenue over the development agreement period of four years. SkyePharma will receive a $2 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development. Research and development costs related to the technology alliance will be shared equally based on an agreed upon annual budget, as will future revenues generated from the commercialization of any jointly-developed products.

(12)   Merger with NPS Pharmaceuticals, Inc.

       On February 19, 2003, the Company entered into an agreement and plan of merger with NPS Pharmaceuticals, Inc. ("NPS"). The new corporation under which the businesses of the Company and NPS will operate as subsidiaries is named Momentum Merger Corporation ("Momentum"), which name will be changed prior to the completion of the merger. NPS' objective is to build a profitable biopharmaceutical company by discovering, developing and commercializing small molecule drugs and recombinant proteins. NPS' current product candidates are primarily for the treatment of bone and mineral disorders, gastrointestinal disorders and central nervous system disorders. If the merger becomes effective NPS' stockholders will receive one share of Momentum Common Stock for each share of NPS Common Stock they own and Enzon's stockholders will receive
0.7264 shares of Momentum Common Stock for each share of Enzon Common Stock they own. The transaction is subject to approval by NPS and Enzon stockholders and other customary closing conditions. The mergers will be accounted for under the purchase method of accounting and based on the exchange ratios, Enzon will be deemed to be the acquiree and therefore the assets and liabilities of Enzon will be recorded, as of the completion of the merger, at their respective fair values. The costs incurred by Enzon in connection with the merger are not capitalizable under the purchase method of accounting and have therefore, been included in net income for the period in which they were incurred. During the quarter ended March 31, 2003, the Company incurred $1.4 million of merger related expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors, including without limitation those set forth herein, could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

      Unless otherwise indicated, the discussions in this report of the results of operations for the three and nine months ended March 31, 2003 and financial condition at March 31, 2003 include the results of operations of the ABELCET Product Line commencing from November 23, 2002. Comparisons are made to the results of operations for the three and nine months ended March 31, 2002, and financial condition as of June 30, 2002, which include only the historical results of Enzon Pharmaceuticals, Inc.

Results of Operations

Three months ended March 31, 2003 vs. Three months ended March 31, 2002

Revenues. Revenues for the three months ended March 31, 2003 increased by 118% to $43,163,000, as compared to $19,844,000 for the three months ended March 31, 2002. The components of revenues are net sales, royalties we earn on the sale of our products by others and contract revenues. Net sales increased 366% to $26,637,000 for the three months ended March 31, 2003, as compared to $5,712,000 for the three months ended March 31, 2002. The increase in net sales was due to our commencing of sales of ABELCET in North America in November 2002 and sales of DEPOCYT(R) in January 2003, and increased sales of ADAGEN(R) and ONCASPAR(R). During November 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing for ABELCET from Elan. During the three months ended March 31, 2003, we recorded $18,267,000 of sales related to ABELCET, of which $13,505,000 related to sales of the product in North America and $4,762,000 related to the shipment of the product which we manufactured for Elan for the International market, and other contract manufacturing revenue. During December 2002, we obtained an exclusive license for the right to sell, market and distribute SkyePharma's DEPOCYT. During the three months ended March 31, 2003, we recorded DEPOCYT sales of $1,238,000. There were no sales of ABELCET or DEPOCYT during the three months ended March 31, 2002. Sales of ONCASPAR increased by 27% to $2,822,000 for the three months ended March 31, 2003 from $2,220,000 for the three months ended March 31, 2002 as a result of our reacquisition of the rights to market and distribute ONCASPAR in certain territories which we had previously licensed to Aventis. Sales of ADAGEN increased by 23% for the three months ended March 31, 2003 to $4,310,000, as compared to $3,492,000 for the three months ended March 31, 2002 due to an increase in the number of patients.

         Royalties for the three months ended March 31, 2003 increased to $16,242,000, as compared to $14,089,000 for the three months ended March 31, 2002. The increase was primarily due to increased sales of PEG-INTRON(R) by our marketing partner Schering-Plough.

           PEG-INTRON royalties decreased as compared to the previous quarter ended December 31, 2002. Information which we received from Schering-Plough revealed that the current quarter's PEG-INTRON royalties were negatively impacted by the reduction in trade inventories as a result of Schering-Plough's elimination of its access assurance program and the related transition from a sole distributor to multi-source distributors. Schering-Plough is responsible for manufacturing, selling and marketing PEG-INTRON worldwide on a exclusive basis. During December 2002, Hoffmann-La Roche's PEGASYS(R), a pegylated version of its interferon product Roferon(R)-A, was approved in the United States as a combination therapy with Roche's version of ribavirin, marketed as COPEGUS(TM) for hepatitis C. PEGASYS is also approved for use as a monotherapy for the treatment of Hepatitis C. Based upon Schering-Plough's historical market share of the alpha interferon market for hepatitis C, the published clinical results of PEG-INTRON and PEGASYS, and the fact that Schering-Plough has been marketing PEG-INTRON in the United States since February 2001 and in Europe since June 2000, we do not expect PEGASYS to displace PEG-INTRON as the market leader. However, the competitive pressure from PEGASYS could continue to have an adverse impact on sales of PEG-INTRON. We cannot assure you that the overall market for pegylated alpha interferon products will increase or that Schering-Plough will be able to effectively compete with Hoffman-LaRoche in this market.

         While we commenced sales of ABELCET during the quarter ended December 31, 2002, sales of the product were limited until February 2003 in order to bring down the level of product held by our wholesalers. Over the near term we expect to see a decrease in ABELCET sales due to the introduction of new products in the anti-fungal market. We believe that through a focused marketing effort we will see an improved outlook for Abelcet sales in the second half of calendar 2003. We expect sales of DEPOCYT, which are currently running at an annual rate of approximately $5,000,000, to increase over the coming year. We expect ADAGEN and ONCASPAR sales to grow over the next year at similar levels as achieved during the previous twelve months. However, we cannot assure you that any particular sales levels of ABELCET, ADAGEN, ONCASPAR, DEPOCYT or PEG-INTRON will be achieved or maintained.

         During the three months ended March 31, 2003, we had export sales and royalties on export sales of $8,605,000, of which $7,502,000 were in Europe. Export sales and royalties recognized on export sales for the three months ended March 31, 2002 were $6,870,000, of which $6,561,000 were in Europe.

Cost of Sales. Cost of sales, as a percentage of net sales increased to 42% for the three months ended March 31, 2003 as compared to 24% for the three months ended March 31, 2002. The increase was due to higher cost of goods sold for ABELCET, due to certain purchase accounting adjustments to the acquired inventory and as a result of unabsorbed capacity costs. The increase was also due to our reacquisition of ONCASPAR, which resulted in increased cost of goods sold for the product. Under the reacquisition agreement we made a $15,000,000 payment to Aventis in June 2002 and we pay Aventis a 25% royalty on net sales of ONCASPAR. The royalty and amortization of the $15,000,000 payment over a 14 year period are included in cost of goods sold for the product, accounting for an increase in cost of goods sold as a percentage of sales.

Research and Development. Research and development expenses increased by 1% to $5,132,000 for the three months ended March 31, 2003 from $5,063,000 for the three months ended March 31, 2002. The increase was primarily due to increased payroll and related expenses due to increased headcount related to our internal research activities and increased spending related to our collaboration with Micromet AG to advance our SCA technology and develop the next generation of antibody products. These increases were offset by a reduction in clinical and related expenses due to our decision to suspend the development of PEG-paclitaxel. Research and development activities are expected to increase significantly as we continue the advancement of the current and additional Phase II clinical trials for PROTHECAN(R) and we conduct preclinical and clinical trials for additional compounds.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2003 increased by 162% to $9,481,000, as compared to $3,623,000 in the three months ended March 31, 2002. This increase was due to: (i) increased selling expenses related to the ABELCET acquisition and the sales force we hired from Elan; (ii) increased sales and marketing costs due to the reacquisition of marketing and distribution rights for ONCASPAR; and (iii) increased general and administrative personnel and related costs. These increases were partially offset by a reduction in legal expense related to the prior year's patent litigation with Nektar Therapeutics, formerly Inhale Therapeutic Systems. During January 2002, we settled our patent infringement suit with Nektar and entered into a broad-based technology collaboration.

Merger expenses. During the three months ended March 31, 2003, we incurred $1,398,000 of merger related expenses. Merger expenses represent costs incurred to date related to our pending merger with NPS Pharmaceuticals. There were no such costs in the previous period.

Amortization. Amortization expense for the three months ended March 31, 2003 increased to $3,960,000, as compared to $36,000 in the three months ended March 31, 2002. This increase was the result of the intangible assets acquired in connection with the ABELCET acquisition in November 2002 and the DEPOCYT license fee. Amortization of intangible assets is provided over their estimated useful lives ranging from 3 to 15 years on a straight-line basis.

Other Income (Expense). Investment and other income for the three months ended March 31, 2003 decreased to $635,000, as compared to $7,110,000 for the three months ended March 31, 2002. The decrease was due in part to a decrease in other income of approximately $3,215,000, principally due to a $3,000,000 payment received during the three months ended March 31, 2002 pertaining to the settlement of our patent infringement suit against Nektar Therapeutics. The decrease also resulted from a decrease in interest bearing investments due to our payment of $369,000,000 in connection with our purchase of the ABELCET Product Line from Elan in November 2002 and a decline in interest rates on our investments. Interest expense remained relatively unchanged as compared to the same period last year. The majority of interest expense relates to $400,000,000 in 4.5% convertible subordinated notes which were outstanding for both periods.

Income Taxes. During the three months ended March 31, 2003 and 2002 we recognized a tax provision that represents our anticipated Alternative Minimum Tax liability based on our anticipated taxable income for the full fiscal year. For the three months ended March 31, 2002 the provision was offset by a tax benefit of $505,000 related to the sale of certain New Jersey state net operating loss carryforwards totaling approximately $6,410,000.

Nine months ended March 31, 2003 vs. Nine months ended March 31, 2002

Revenues. Revenues for the nine months ended March 31, 2003 increased by 97% to $99,728,000 as compared to $50,590,000 for the same period last year. The components of revenues are net sales, royalties we earn on the sale of products by others and contract revenues. Net sales increased by 150% to $41,746,000 for the nine months ended March 31, 2003, as compared to $16,666,000 for the same period last year. The increase in net sales was due to our commencing sales of ABELCET in North America in November 2002 and sales of DEPOCYT in January 2003 and increased sales of ADAGEN and ONCASPAR. During November 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing for ABELCET from Elan. During the nine months ended March 31, 2003, we recorded $19,590,000 of sales related to ABELCET, of which $14,094,000 related to sales of the product in North America and $5,496,000 related to the shipment of the product which we manufacture for Elan for the International market, and other contract manufacturing revenue. During December 2002, we obtained an exclusive license for the right to sell, market and distribute SkyePharma's DEPOCYT. During the nine months ended March 31, 2003 we recorded DEPOCYT sales of $1,238,000. There were no sales of ABELCET and DEPOCYT during the nine months ended March 31, 2002. ONCASPAR sales for the nine months ended March 31, 2003 increased to $8,674,000, or 25%, compared to $6,921,000 in the same period last year due to our reacquisition of the rights to market and distribute ONCASPAR in certain territories which we had previously licensed to Aventis. ADAGEN sales increased by 26% to $12,244,000 for the nine months ended March 31, 2003 compared to $9,745,000, in the prior year due to an increase in the number of patients.

      Royalties for the nine months ended March 31, 2003, increased to $57,565,000 as compared to $33,706,000 in the same period last year. The increase was primarily due to increased sales of PEG-INTRON by our marketing partner Schering-Plough.

      During the nine months ended March 31, 2003, we had export sales and royalties on export sales of $24,236,000, of which $21,490,000 were in Europe. Export sales and royalties recognized on export sales for the nine months ended March 31, 2002 were $18,796,000, of which $17,915,000 were in Europe.

Cost of Sales. Cost of sales as a percentage of sales increased to 43% for the nine months ended March 31, 2003, as compared to 25% for the nine months ended March 31, 2002. This increase of cost of goods sold was due to the reacquisition of ONCASPAR from Aventis. Under the reacquisition agreement, we made a $15,000,000 payment to Aventis in June 2002 and pay Aventis a 25% royalty on net sales of ONCASPAR. The royalty and amortization over a 14 year period of the $15,000,000 payment are included in cost of goods sold for the product, accounting for the increase in cost of goods sold as a percentage of sales. The increase was also due to higher cost of goods sold for ABELCET, due to certain purchase accounting adjustments to the acquired inventory and as a result of unabsorbed capacity costs.

Research and Development. Research and development expenses increased by 19% to $14,886,000, as compared to $12,548,000 for the nine months ended March 31, 2002. The increase was primarily due to increased payroll and related expenses due to an increased headcount related to our internal research and preclinical activities and increased spending related to our SCA technology collaboration with Micromet.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2003 increased by 70% to $20,786,000 as compared to $12,199,000 in the same period last year. The increase was primarily due to: (i) increased selling expense related to the ABELCET acquisition and the sales force we hired from Elan; (ii) increased sales and marketing costs due to the reacquisition of marketing and distribution rights for ONCASPAR; and (iii) increased general and administrative personnel and related costs. These increases were partially offset by a reduction in legal expense related to the prior year's patent litigation with Nektar Therapeutics. During January 2002, we settled our patent infringement suit with Nektar and entered into a broad based technology collaboration.

Merger expenses. During the nine months ended March 31, 2003, we incurred $1,398,000 of merger related expenses. Merger expenses represent costs incurred to date related to our pending merger with NPS Pharmaceuticals. There were no such expenses in the previous period.

Amortization. Amortization expense increased to $5,288,000 for the nine months ended March 31, 2003 as compared to $107,000 for the same period last year as a result of the intangible assets acquired in connection with the ABELCET acquisition during November 2002 and the DEPOCYT license fee. Amortization of intangible assets is provided over their estimated lives ranging from 3-15 years on a straight-line basis.

Write-down of Investment. In January 2002, the Company entered into a broad strategic alliance with Nektar Therapeutics to co-develop products utilizing both companies' proprietary drug delivery platforms. As a part of this agreement, the Company purchased $40 million of newly issued Nektar preferred convertible stock which is currently convertible into Inhale common stock at a conversion price of $22.79 per share. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. As a result of the continued decline in the price of Nektar's common stock, the Company determined during the three months ended December 31, 2002 that the decline in the value of its investment in Nektar was other than temporary. Accordingly, the Company recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27,237,000. The adjustment was calculated based on an assessment of the fair value of the investment.

The estimated fair value of the Nektar preferred stock was determined by multiplying the number of shares of common stock that would be received based on the conversion rate in place as of the date of the agreement, January 2002 ($22.79 per share) by the closing price of Nektar common stock on December 31, 2002, less a 10% discount to reflect the fact that the shares were not convertible as of December 31, 2002, the valuation date.

Other Income (Expense). Investment and other income for the nine months ended March 31, 2003, decreased to $8,433,000, as compared to $18,037,000 for the same period last year. Interest income for the period decreased by $6,390,000, primarily due a decline in interest rates on our investments and a decrease in interest bearing investments due to a $369,000,000 payment in connection with our purchase of the ABELCET Product Line from Elan in November 2002. Other income decreased by $3,214,000 for the nine months ended March 31, 2003 as compared to the same period in the previous year as a result of a $3,000,000 payment received during the nine months ended March 31, 2002 from Nektar Therapeutics for reimbursement for expenses incurred in defending Enzon's branched PEG patent. Interest expense remained relatively unchanged as compared to the same period last year. The majority of interest expense is related to $400,000,000 in 4.5% convertible subordinated notes, which were outstanding for both periods.

Income Taxes. During the nine months ended March 31, 2003 and 2002 we recognized a tax provision that represents our Alternative Minimum Tax Liability based on our anticipated taxable income for the full fiscal year. For the nine months ended March 31, 2002 the provision was offset by a tax benefit of $857,000 related to the sale of certain New Jersey state net operating loss carryforwards totaling approximately $10,888,000.

Liquidity and Capital Resources

         Total cash reserves, which include cash, cash equivalents and marketable securities, were $138,000,000 as of March 31, 2003, as compared to $485,000,000 as of June 30, 2002. The decrease is primarily due to $369,000,000 paid as a result of the acquisition of the ABELCET Product Line acquisition. We invest our excess cash primarily in rated fixed income securities.

         To date, our sources of cash have been the proceeds from the sale of our stock through public offerings and private placements, the issuance of the 4.5% convertible subordinated notes, sales of ADAGEN, ONCASPAR, DEPOCYT, and ABELCET and royalties earned on sales of PEG-INTRON and other products, sales of our products for research purposes, contract research and development fees, technology transfer and license fees and royalty advances.

         As of March 31, 2003, we had $400,000,000 of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 2, 2002. Accrued interest on the notes was approximately $4,500,000 as of March 31, 2003. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

         The Company has a total capital expenditure commitment for the remainder of the fiscal year ending June 30, 2003 of approximately $3.0 million.

         During January 2003, we entered into a strategic alliance with SkyePharma based on a broad technology access agreement. The two companies will draw on their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. Under the agreement we received a non-refundable upfront license $3.5 million technology access fee. Research and development costs related to the jointly developed products will be shared equally based on an agreed upon annual budget, and future revenues generated from the commercialization jointly-developed products will also be shared equally. In addition, SkyePharma is entitled to a $2 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development.

         Effective December 31, 2002, we obtained an exclusive license for the right to sell, market and distribute SkyePharma PLC's ("SkyePharma") DEPOCYT(R). Enzon paid a license fee of $12 million for the North American rights to DEPOCYT in January 2003. Under the agreement we are required to purchase minimum levels of finished product for calendar year 2003 of 90% of the previous year sales by SkyePharma and a sales level of $5,000,000 for each subsequent calendar year. Enzon paid a license fee of $12 million for the North American rights to DEPOCYT in January 2003. SkyePharma is also entitled to a milestone payment of $5 million if Enzon's sales of the product are over a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5 million if Enzon's sales exceed an annualized run rate of $25 million for four consecutive quarters. The Company is also responsible for a $10 million milestone payment if the product receives approval for Neo-plastic Meningitis prior to December 31, 2006. This milestone payment is incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5 million for an approval after December 31, 2007.

         As of March 31, 2003, 1,043,000 shares of Series A preferred stock had been converted into 3,325,000 shares of common stock. Accrued dividends on the converted Series A preferred stock in the aggregate amount of $3,770,000 were settled by the issuance of 235,000 shares of common stock and cash payments of $1,947,000. The preferred shares outstanding at March 31, 2003 are convertible into approximately 16,000 shares of common stock. Dividends accrue on the remaining outstanding shares of Series A preferred stock at a rate of $14,000 per year. As of March 31, 2003, there were accrued and unpaid dividends totaling $182,000 on the 7,000 shares of Series A preferred stock outstanding. We have the option to pay these dividends in either cash or common stock. As part of our planned merger with NPS Pharmaceuticals we have agreed to redeem the outstanding Series A preferred stock for cash.

         Our current sources of liquidity are cash, cash equivalents, and interest earned on such cash reserves, marketable securities, sales of ADAGEN, ONCASPAR, DEPOCYT, and ABELCET, royalties earned on sales of PEG-INTRON and other products and sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

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

The consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of March 31, 2003 have been taken into consideration in preparing the consolidated condensed financial statements. The preparation of the consolidated condensed financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect the Company's consolidated financial statements.

Revenues from the sale of the Company's products are recognized at the time of shipment and provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals are presented as a reduction of the accounts receivable balances. The Company continually monitors the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accrual.

Royalties under the Company's license agreements with third parties are recognized when earned through the sale of the product by the licensor. The Company does not participate in the selling or marketing of products for which it receives royalties.

Contract revenues are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events and when the milestone has substance. Non-refundable payments received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

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

The Company assesses the carrying value of its cost method investments in accordance with SFAS No. 115 and SEC Staff Accounting Bulletin No. 59. An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances change.

Recently Issued Accounting Standards

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements or disclosure requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

         Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as available-for-sale securities. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at March 31, 2003, all of our holdings were in instruments maturing in four years or less.

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2003 (in thousands):

                                                                                      Fair
                           2003         2004       2005         2006       Total      Value
                        ----------    -------    ----------    -------    -------    -------
Fixed Rate              $   27,466    $15,768    $   17,900    $ 1,000    $62,134    $62,536
Average Interest Rate         3.22%      2.52%         2.07%      3.15%      2.71%        --
Variable Rate                   --      2,000            --      2,000      4,000      4,000
Average Interest Rate           --       1.26%           --       1.23%      1.24%        --
                        ----------    -------    ----------    -------    -------    -------
                        $   27,466    $17,768    $   17,900    $ 3,000    $66,134    $66,536
                        ==========    =======    ==========    =======    =======    =======

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

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                    Page Number
                                                                                    or
Exhibit                                                                             Incorporation
Number     Description                                                              By Reference
------     -----------                                                             ----------------
  2.1     Agreement and Plan of Reorganization by and among NPS                           +(2.1)
          Pharmaceuticals, Inc., Enzon Pharmaceuticals, Inc., Momentum
          Merger Corporation, Newton Acquisition Corporation and Einstein
          Acquisition Corporation, dated as of February 19, 2003.
  3(i)    Certificate of Incorporation, as amended                                            ^^^
  3(i)(a) Amendment to Certificate of Incorporation                                       ^^^^(A)
  3(ii)   By laws, as amended                                                           ^^(3(ii))
  4.1     Indenture dated as of June 26, 2001, between the Company and
          Wilmington Trust Company, as trustee, including the form of 41/2%
          Convertible Subordinated Note due 2008 attached as Exhibit A thereto         ++++(4.1)
  4.2     Registration Rights Agreement dated as of June 26, 2001, between the
          Company and the initial purchasers                                           ++++(4.2)
  4.3     Rights Agreement dated May 17, 2002 between the Company and
          Continental Stock Transfer Trust Company, as rights agent                         ^(1)
  4.4     First Amendment to the Rights Agreement, dated as of February 19,                ++(1)
          2003 between the Company and Continental Stock Transfer &
          Trust Company, as rights agent.
 99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          to Section 906 of the Sarbanes-Oxley Act of 2002                                     o
 99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
                 to Section 906 of the Sarbanes-Oxley Act of 2002                              o

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

         + Previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 21, 2003 and incorporated herein by reference thereto.

        ++ Previously filed as an exhibit to the Company's Form 8-A12G/A (File
           No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.

       (b) Reports on Form 8-K

           On January 6, 2003, we filed with the Commission a Current Report on Form 8-K, dated January 6, 2003, reporting our strategic alliance with SkyePharma PLC.

           On February 4, 2003, we filed with the Commission a Current Report on Form 8-K, dated February 4, 2003, reporting our financial results for the second quarter ended December 31, 2002.

           On February 7, 2003, we filed with the Commission a Current Report on Form 8-K/A dated February 7, 2003 which amended our Report on Form 8-K, filed with the Securities and Exchange Commission on December 9, 2002, to update and file the financial statements and pro forma financial information relating to our acquisition of the ABELCET Product Line required by Item 7 of Form 8-K.

           On February 18, 2003, we filed with the Commission a Current Report on Form 8-K, dated February 18, 2003, reporting a non-cash revision to our previously announced financial results for the quarter ended December 31, 2002 to reflect a reduction in the carrying amount of our investment in Nektar Therapeutics, formerly Inhale Therapeutics.

           On February 21, 2003, we filed with the Commission a Current Report on Form 8-K, dated February 20, 2003, reporting our agreement and plan of reorganization setting forth the proposed merger of equals of NPS and Enzon.

           On March 24, 2003, we filed with the Commission a Current Report on Form 8-K, dated March 24, 2003, reporting data presented at the annual scientific meeting, Focus on Fungal Infections (FOFI) 13, held in Maui, Hawaii, suggesting possible new roles for ABELCET(R) (amphotericin B lipid complex injection) in the management of invasive fungal infections
       (IFIS).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2003                       ENZON PHARMACEUTICALS, INC.
                                          ---------------------------
                                                          (Registrant)



                                          By: /s/Arthur J. Higgins
                                             ---------------------------------
                                               Arthur J. Higgins
                                               Chairman, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)



Date:  May 15, 2003                       By: /s/Kenneth J. Zuerblis
                                             ---------------------------------
                                               Kenneth J. Zuerblis
                                               Vice President Finance,
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)
                                               and Corporate Secretary

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


May 15, 2003                      By: /s/Arthur J. Higgins
                                     ---------------------------------------
                                       Arthur J. Higgins
                                       Chairman, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

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


May 15, 2003                                  By: /s/Kenneth J. Zuerblis
                                                 -----------------------
                                                   Kenneth J. Zuerblis
                                                   Vice President Finance,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)
                                                   and Corporate Secretary