Form 10-K
period 2003-06-30
ENZON PHARMACEUTICALS  INC
filed 2003-09-29
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12957

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

                                 (908) 541-8600
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value;
                         Preferred Stock Purchase Rights
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on December 31, 2002, was approximately $719,305,000.

      As of September 24, 2003, there were 43,528,896 shares of Common Stock, par value $.01 per share, outstanding.

                       Documents Incorporated by Reference

      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 2, 2003, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

                           ENZON PHARMACEUTICALS, INC.

                          2003 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
Item 1.  Business                                                              4
Item 2.  Properties                                                           30
Item 3.  Legal Proceedings                                                    30
Item 4.  Submission of Matters to a Vote of Security Holders                  30

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                         31
Item 6.  Selected Financial Data                                              32
Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         32
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           57
Item 8.  Financial Statements and Supplementary Data                          58
Item 9.  Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                    58
Item 9A. Controls and Procedures                                              58

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   59
Item 11. Executive Compensation                                               59
Item 12. Security Ownership of Certain Beneficial Owners and Management       59
Item 13. Certain Relationships and Related Transactions                       59
Item 14. Principal Accounting Fees and Services                               59
                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K      60

ADAGEN(R), ONCASPAR(R), PROTHECAN(R), ABELCET(R), ABLC(R), CLEAR(R), CLEAR and DESIGN(R) and SCA(R) are our registered trademarks. Other trademarks and trade names used in this annual report are the property of their respective owners.

All information on this Form 10-K is as of September 29, 2003 and the Company undertakes no obligation to update this information.

Information contained in this Annual Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the section entitled Risk Factors in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

We maintain a website at www.enzon.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Enzon and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 908-541-8777, through an e-mail request from our website at www.enzon.com/request or through the SEC's website by clicking the direct link from our website at www.enzon.com/request or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

                                     PART I

Item 1. BUSINESS

Overview

      We are a biopharmaceutical company that develops, manufactures and markets human therapeutics for life-threatening diseases on our own and through strategic partnerships. We are currently executing a dual-pronged strategy designed to broaden our revenue stream and expand our product pipeline through both internal research and development efforts and the execution of strategic transactions. In November 2002, we completed our acquisition of the North American rights to ABELCET(R) from Elan Corporation plc ("Elan"). The purchase included the operating assets associated with the development, manufacture, sales and marketing of ABELCET in North America, including a 56,000 square foot manufacturing facility in Indianapolis, Indiana. Additionally, we hired certain Elan sales and plant personnel as part of the acquisition.

      We market four human therapeutic products through two specialized sales forces, ABELCET(R) (amphotericin B lipid complex injection), ONCASPAR(R) (peg-L-asparaginase), ADAGEN(R) (pegademase bovine injection) and DEPOCYT(R) (cytarabine liposome injection). We also receive royalties on sales of PEG-INTRON(R), an enhanced version of Schering-Plough's alpha-interferon 2a product, INTRON(R) A, that uses our proprietary PEG technology, as well as a share of certain revenues received by Nektar Therapeutics ("Nektar") on sales of Hoffmann-La Roche's PEG-enhanced version of alpha-interferon 2b, PEGASYS(R).

      ABELCET is a lipid complex formulation of amphotericin B used primarily in the hospital to treat immuno-compromised patients with invasive fungal infections. It is indicated for the treatment of invasive systemic fungal infections in patients who are intolerant of conventional amphotericin B therapy or for whom conventional amphotericin B therapy has failed. ABELCET provides patients with the broad-spectrum efficacy of conventional amphotericin B, while causing significantly lower kidney toxicity than amphotericin B. ONCASPAR is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase. It is currently approved in the U.S., Canada, and Germany and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive or allergic to native or unmodified forms of L-asparaginase. ADAGEN is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of the adenosine deaminase enzyme, or ADA. In December 2002, we acquired from SkyePharma, Inc. ("SkyePharma") the North American rights to DEPOCYT, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. SkyePharma is currently conducting Phase IV clinical studies that seek to expand the DEPOCYT label to include an indication for neoplastic meningitis.

      PEG-INTRON is a PEG-enhanced version of Schering-Plough's alpha-interferon product, INTRON A. We have designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy as compared to INTRON A. Our worldwide partner for PEG-INTRON, Schering-Plough, has received approval in the United States and the European Union for PEG-INTRON as a monotherapy and for use in combination with REBETOL(R) (ribavirin, USP) capsules for the treatment of chronic hepatitis C in adult patients not previously treated with alpha-interferon. The product is currently in Phase III clinical trials for hepatitis C in Japan and is also being evaluated for use as long term maintenance monotherapy in cirrhotic patients that have failed previous treatment (COPILOT study). Schering-Plough is also conducting a Phase III clinical trial for PEG-INTRON for the treatment of high risk malignant melanoma, and earlier stage clinical trials for other indications, including HIV.

      We focus our research and development efforts on human therapeutics for life threatening diseases through applications of our proprietary PEG and SCA technologies as well as technologies licensed from strategic partners. We have two compounds, PEG-Camptothecin and ATG FRESENIUS-S, which are expected to move into late stage clinical trials during fiscal 2004, as well as compounds at early stages that are being developed internally or in conjunction with strategic partners.

      PEG-Camptothecin is a PEG-enhanced version of camptothecin, a compound in the class of molecules called topoisomerase I inhibitors. Camptothecin has been shown in clinical testing to be potent against certain tumor types, but its previous clinical development by others has been discontinued due to significant side effects and poor solubility. We have demonstrated in preclinical studies that PEG-Camptothecin preferentially accumulates in tumors and has comparable or better efficacy compared to other cytotoxic compounds, including currently marketed topoisomerase I inhibitors. We are currently conducting Phase II clinical trials for PEG-Camptothecin in gastric and gastroesophageal junction cancers as a monotherapy. We plan to initiate a pivotal clinical trial for PEG-Camptothecin in gastric and gastroesophageal cancers in the first half of calendar 2004.

      During June 2003 we in-licensed the North American rights to develop ATG-FRESENIUS S, a polyclonal antibody preparation used for T-lymphocyte suppression in organ transplant patients, which is currently marketed by Fresenius Biotech ("Fresenius") in over 60 countries worldwide. ATG-FRESENIUS S has advantages over conventional monoclonal antibody products on the market because the product targets a range of antigens on activated T-cells and depletes T-cells that otherwise would result in an immunologic attack on the transplanted organ leading to its rejection. For solid organ transplantation, ATG-FRESENIUS S has been shown to be effective, typically leading to a substantial improvement of graft survival. Clinicians have recently demonstrated that ATG-FRESENIUS S can be administered conveniently as a single high dose just prior to the surgical procedure. Moreover, clinicians have reported using ATG-FRESENIUS S for conditioning regimens and prevention of graft versus host disease in bone marrow transplantation. We intend to pursue marketing approval for ATG-FRESENIUS S in the U.S. by initiating a Phase III clinical program for this product subject to, and in accordance with, the U.S. Food and Drug Administration (FDA) requirements during the first half of calendar year 2004.

      We have also out-licensed our proprietary PEG and SCA technology on our own and through our strategic partners Nektar and Micromet AG ("Micromet"). There are currently two PEG products licensed through our Nektar partnership in late stage clinical trials, MACUGEN(R) (pegatanib) for age-related macular degeneration and diabetic macular edema and CDP-870, an anti-TNF therapy for rheumatoid arthritis, both of which are being developed by Pfizer.

      We manufacture ABELCET, ADAGEN, and ONCASPAR in two facilities in the United States. DEPOCYT is manufactured by SkyePharma. PEG-INTRON is manufactured and marketed by Schering-Plough.

Marketed Products

      ABELCET

      ABELCET is a lipid complex formulation of amphotericin B used primarily in the hospital to treat immuno-compromised patients with invasive fungal infections. It is indicated for the treatment of invasive systemic fungal infections in patients who are intolerant of conventional amphotericin B therapy or for whom conventional amphotericin B therapy has failed. ABELCET provides patients with the broad-spectrum efficacy of conventional amphotericin B, while providing significantly lower kidney toxicity than amphotericin B.

      We acquired the North American rights to ABELCET from Elan in November 2002 for $360.0 million, plus acquisition costs. As part of the acquisition, we also acquired the operating assets associated with the development, manufacture, sales and marketing of ABELCET in North America, including a 56,000 square foot manufacturing facility in Indianapolis, Indiana. In addition to North American distribution rights we also acquired the rights to develop the product in Japan.

      The increase in severe fungal infections is primarily driven by advances in medical treatment, such as increasingly aggressive chemotherapy procedures and advances in organ and bone marrow transplantation procedures. These advances have caused an increase in the number of immuno-compromised patients who are at risk from a variety of fungal infections which are normally combated by an individual's healthy immune system. For these patients, such infections represent a major mortality risk.

      Amphotericin B, the active ingredient in ABELCET, is a broad-spectrum polyene anti-fungal agent that is believed to act by penetrating the cell wall of a fungus, thereby killing it. In its conventional form, amphotericin B is particularly toxic to the kidneys, an adverse effect that often restricts the amount that can be administered to a patient. While still exhibiting residual nephrotoxicity, ABELCET is able to deliver therapeutic levels of amphotericin B while significantly reducing the kidney toxicity associated with the conventional drug.

      It is suggested that the enhanced therapeutic index of ABELCET relative to conventional amphotericin B is due in part to the selective release of active amphotericin B at the sites of infection. This release may occur through the action of phospholipases that are released by the fungus itself or by activated host cells, including phagocytic, vascular smooth muscle, or capillary endothelial cells.

      The clinical utility of ABELCET has been documented in a multi-center database developed for clinicians to share and exchange information regarding the clinical course of invasive fungal infections and clinical experience. The Collaborative Exchange of Antifungal Research (CLEAR(R)) database is one of the most comprehensive registries in fungal disease. CLEAR encompasses prospectively gathered data from a total of 3,514 patient records, collected from 1996 to 2000 from over 120 institutions in the United States and Canada.

      The CLEAR database documents that ABELCET has had overall clinical response rates across a wide spectrum of fungal pathogens (both yeasts and molds) and has been efficacious and safe across the broadest spectrum of patients compared to other anti-fungals. Of particular significance, the CLEAR database documents the efficacy and safety of ABELCET in rapidly emerging, more difficult to treat pathogens such as fusarium, zygomycetes, and candida infections that are resistant to other anti-fungal treatments. The CLEAR database is the largest known registry that has studied these emerging fungal pathogens.

      ONCASPAR

      ONCASPAR, is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase. It is currently approved in the U.S., Canada and Germany and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive or allergic to native, i.e., unmodified, forms of L-asparaginase. During 2002, we amended our license agreement with Aventis Pharmaceuticals, Inc. U.S. ("Aventis") to reacquire the rights to market and distribute ONCASPAR in the United States, Canada, Mexico and the Asia/Pacific region in return for a payment of $15.0 million and a royalty of 25% on our net sales of the product through 2014. MEDAC GmbH has the exclusive right to market ONCASPAR in most of Europe and parts of Asia.

      L-asparaginase is an enzyme which depletes the amino acid asparagine upon which certain leukemic cells are dependent for survival. Other companies market unmodified L-asparaginase in the U.S. for pediatric acute lymphoblastic leukemia and in Europe to treat adult acute lymphoblastic leukemia and non-Hodgkin's lymphoma, as well as pediatric acute lymphoblastic leukemia. The therapeutic value of unmodified L-asparaginase is limited by its short half-life, which requires every-other-day injections, and its propensity to cause a high incidence of allergic reactions. We believe that ONCASPAR offers significant therapeutic advantages over unmodified L-asparaginase. ONCASPAR has a significantly increased half-life in blood, allowing every-other-week administration, and it causes fewer allergic reactions.

      ADAGEN

      ADAGEN, is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of the adenosine deaminase enzyme, or ADA. ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. SCID results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Currently, the only alternative to ADAGEN treatment is a well-matched bone marrow transplant. Injections of unmodified ADA are not effective because of its short circulating life (less than 30 minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

      The ADA enzyme in ADAGEN is obtained from bovine intestine. We purchase this enzyme from the world's only FDA-approved supplier, Hoffman-LaRoche Diagnostic GmbH, which until 2002 supplied ADA derived from cattle in Germany. In November 2000, bovine spongiform encephalopathy ("BSE"), also known as mad cow disease, was detected in certain cattle herds in Germany. During 2002, in order to comply with FDA requirements, our supplier secured a new source of bovine intestines from New Zealand, which has no confirmed cases of BSE in its cattle herds.There is evidence of a link between the agent that causes BSE in cattle and a new variant form of Creutzfeld-Jakob disease or nvCJD in humans. Based upon the use of certain purification steps taken in the manufacture of ADAGEN and from our analysis of relevant information concerning this issue, we consider the risk of product contamination to be extremely low. However, the lengthy incubation period of BSE and the absence of a validated test for the BSE agent in pharmaceutical products make it impossible to be absolutely certain that ADAGEN is free of the agent that causes nvCJD. To date, cases of nvCJD have been rare in the United Kingdom, where large numbers of BSE-infected cattle are known to have entered the human food chain. To date, no cases of nvCJD have been linked to ADAGEN or, to our knowledge, any other pharmaceutical product, including vaccines manufactured using bovine derived materials from countries where BSE has been detected.

      We are marketing ADAGEN on a worldwide basis. We utilize independent distributors in certain territories including the United States, Europe and Australia. Currently, 76 patients in twelve countries are receiving ADAGEN therapy. We believe many newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for ADAGEN on new patient identification.

      Our permit issued by the United States Department of Agriculture ("USDA") to import ADA expired in March 2003. We currently have more than six months supply of ADA enzyme in inventory and have applied for a new import permit from the USDA. We cannot guarantee that such import permit will be issued. If the USDA fails to issue a new import permit or if our sole supplier is unable or unwilling to continue supplying us with ADA, it is likely that we will be unable to produce or distribute ADAGEN once we utilize our current inventory of ADA enzyme.

      DEPOCYT

      In December 2002, we acquired the North American rights to DEPOCYT from SkyePharma. DEPOCYT is an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. It is a sustained release formulation of the chemotherapeutic agent, cytarabine or Ara-C. DEPOCYT gradually releases cytarabine into the cerebral spinal fluid (CSF) resulting in a significantly extended half-life, prolonging the exposure to the therapy and allowing for more uniform CSF distribution. This extends the dosing interval to once every two weeks, as compared to the standard twice-weekly intrathecal chemotherapy dosing of cytarabine.

      Lymphomatus meningitis is a debilitating form of neoplastic meningitis, which is a complication of many cancers. Neoplastic meningitis may result in spinal cord dysfunction, cranial neuropathies and cerebral hemispheric dysfunction, and is characterized by such symptoms as numbness or weakness in the extremities, pain, sensory loss, double vision, loss of vision, hearing problems, headaches and other problems. Autopsy studies indicate that 8% of all cancer patients will develop neoplastic meningitis.

      In a randomized, multi-center trial of patients with lymphomatous meningitis, treated either with 50 mg of DEPOCYT administered every 2 weeks or standard intrathecal chemotherapy administered twice a week, results showed that DEPOCYT achieved a complete response rate of 41% compared with a complete response rate of 6% for unencapsulated cytarabine. In this study, complete response was prospectively defined as (i) conversion of positive to negative CSF cytology and (ii) the absence of neurologic progression. DEPOCYT has also demonstrated an increase in the time to neurologic progression of 78.5 days for DEPOCYT versus 42 days for unencapsulated cytarabine. There are no controlled trials, however, that demonstrate a clinical benefit resulting from this treatment, such as improvement in disease related symptoms, increased time to disease progression, or increased survival.

    PEG-INTRON

         PEG-INTRON is a PEG-enhanced version of Schering-Plough's recombinant alpha-interferon product called INTRON A. Linking INTRON-A to PEG results not only in a prolonged half-life, allowing for once weekly dosing, but also greater efficacy as compared to unmodified INTRON-A. Schering-Plough currently markets INTRON A for 16 major antiviral and oncology indications worldwide. Historically the largest indication for INTRON A is hepatitis C. INTRON A is also used to treat certain types of cancer. Our worldwide partner for PEG-INTRON, Schering-Plough, has received approval for the treatment of adult patients with chronic hepatitis C as a monotherapy and in combination with REBETOL capsules in the United States and the European Union. Schering-Plough is currently conducting late-stage clinical trials of PEG-INTRON for the treatment of hepatitis C in Japan, and has announced that it expects to file for approval of PEG-INTRON in that country in the near term. Schering-Plough is also evaluating PEG-INTRON as a long term maintenance monotherapy (COPILOT study) and in a separate study is evaluating PEG-INTRON in combination with REBETOL in hepatitis C patients who did not respond to or had relapsed following previous interferon-based therapy. Schering-Plough is conducting a Phase III clinical trial in the U.S. of PEG-INTRON for the treatment of malignant melanoma and is conducting earlier stage clinical trials for other indications, including HIV.

      Under our licensing agreement with Schering-Plough, we have earned milestone payments and we receive royalties on Schering-Plough's worldwide sales of PEG-INTRON. Schering-Plough is responsible for all manufacturing, marketing and development activities for PEG-INTRON.

      Hepatitis C

      According to an article published in the New England Journal of Medicine, approximately 3.9 million people in the United States are infected with the hepatitis C virus. Approximately 2.7 million of these people are characterized as having chronic hepatitis C infection. We believe that the number of people infected with the hepatitis C virus in Europe is comparable to that in the United States. It is also estimated that approximately 2.0 million people in Japan are infected with hepatitis C. According to the World Health Organization, there are approximately 170 million chronic cases of hepatitis C worldwide. A substantial number of people in the United States who were infected with hepatitis C more than 10 years ago are thought to have contracted the virus through blood transfusions. Prior to 1992, the blood supply was not screened for the hepatitis C virus. In addition, the majority of people infected with the virus are thought to be unaware of the infection because the hepatitis C virus can incubate for 10 or more years before patients become symptomatic. Schering-Plough estimates that only 10 to 15 percent of patients with hepatitis C have been treated.

      The COPILOT (Colchicine versus PEG-INTRON Long-Term) long term maintenance monotherapy study is evaluating maintenance monotherapy with PEG-INTRON in hepatitis C patients with advanced cirrhosis. In this study, 250 patients with advanced cirrhosis who had previously failed interferon-based therapy have been randomized to two groups: 130 patients receive once-weekly PEG-INTRON (0.5 mcg/kg) and 120 patients receive twice-daily colchicine (0.6 mg). At the end of one year of treatment, the PEG-INTRON group had a reduction in detectable virus (HCV RNA), while the virus levels in the colchicine group remained the same. This study is ongoing.

      Schering-Plough has reported results of a clinical study comparing PEG-INTRON plus REBETOL to REBETRON(R) combination therapy containing REBETOL capsules and INTRON A. When analyzed based upon optimal body weight dosing, 61% of patients treated with PEG-INTRON plus REBETOL had sustained virologic response compared to 47% of patients treated with REBETRON combination therapy who had sustained virologic response. When the results of this clinical trial were analyzed without using optimal body weight dosing, 54% of the patients treated with PEG-INTRON plus REBETOL had sustained virologic response compared to 47% of patients treated with REBETRON who had sustained virologic response. Of the patients in this study who received at least 80% of their treatment of PEG-INTRON plus REBETOL, 72% had sustained virologic response compared to sustained virologic response in 46% of patients who received less than 80% of their treatment.

      During June 2002, the National Institutes of Health (NIH) issued a consensus statement asserting that the most effective treatment for hepatitis C is combination therapy with PEGylated interferon and ribavirin for a period of 48 weeks. The consensus statement also provided recommendations on how to broaden the treatment population as well as how to prevent transmission of the virus.

      Hoffmann-La Roche markets a PEGylated version of its alpha-interferon product ROFERON(R)-A, called PEGASYS, in both North America and Europe that competes directly with PEG-INTRON. Schering-Plough and Hoffmann-LaRoche have been the major competitors in the global alpha-interferon hepatitis C market since the approval of INTRON A and ROFERON-A. Based on published prescription data, PEG-INTRON currently accounts for the majority share of prescriptions written in the United States. Since its launch in December 2002 PEGASYS has taken market share away from PEG-INTRON and the overall market for pegylated alpha-interferon in the treatment of Hepatitis C has not increased sufficiently so as to offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have flattened or declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and royalties to us.

      Schering-Plough recently announced plans to initiate a clinical study involving 2,880 patients that will directly compare PEG-INTRON versus PEGASYS, both used in combination with ribavirin. Schering-Plough Research Institute, in collaboration with leading medical centers, will conduct the comparative study in response to requests by the hepatitis C medical and patient communities, and to clear up misperceptions in the marketplace about these two treatments. The trial will compare the efficacy and safety of individualized weight-based dosing with PEG-INTRON and REBETOL versus PEGASYS, which is administered as a flat dose to all patients regardless of individual body weight, and COPEGUS(R) (ribavirin, USP) dosed either at 1,000 mg or 1,200 mg, in U.S. patients with genotype

1 chronic hepatitis C.

      Cancer

      INTRON A is also used in the treatment of cancer. Of the 16 indications for which INTRON A is approved throughout the world, 12 are cancer indications. Currently, INTRON A is approved in the U.S. for four cancer indications and used in some cases for other indications on an off-label basis. The four indications for which INTRON A is approved in the U.S. are late stage malignant melanoma, follicular NHL (low grade), chronic myelogenous leukemia and AIDS-related Kaposi's sarcoma.

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

      In addition to conducting this Phase III study of PEG-INTRON in CML, Schering-Plough has advised us that it is working with independent investigators to research initiatives with PEG-INTRON in oncology indications through a comprehensive medical affairs program. This program includes ongoing studies with PEG-INTRON in high-risk melanoma, myeloma and non-Hodgkin's lymphoma, both as a monotherapy and in combination with other agents. Schering-Plough is currently conducting a Phase III clinical trial of PEG-INTRON for high-risk malignant melanoma.

      Published data from a Phase I clinical trial of PEG-INTRON in various cancer types have shown that some patients who previously did not respond to unmodified INTRON A treatment did respond to PEG-INTRON. In that trial, PEG-INTRON was administered once per week as opposed to up to five times per week, which is a typical therapy regimen using unmodified INTRON A, and we expect that the once per week dosing regimen may be used in treating various cancer types.

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

Products Under Development

      PEG-CAMPTOTHECIN

      PEG-Camptothecin, which we have trademarked as PROTHECAN, is a PEG-enhanced version of camptothecin, a small molecule that is a potent anticancer compound in the class of topoisomerase I inhibitors. Camptothecin was originally developed at the National Institutes of Health and is now off patent.

      For many years, camptothecin has been known to be a very cytotoxic agent but its low solubility and toxicity has rendered the product not suitable for human use. Two camptothecin derivatives, topotecan and irinotecan, have been approved by the FDA for the treatment of small-cell lung, ovarian and colorectal cancers. These two products together achieved 2002 worldwide sales of approximately $970 million.

     We have linked PEG and camptothecin so that it forms a prodrug, i.e., a compound that is converted into the active drug within the body. The PEG component confers a long circulating half-life and allows the compound to accumulate in tumor sites. Animal tests have shown that PEG-Camptothecin has better or equal efficacy compared to other cytotoxic compounds, including other topoisomerase I inhibitors. We are currently conducting a Phase II clinical trial of PEG-Camptothecin in gastric and gastroesophageal junction cancers.

      In parallel, we intend to initiate a second study in the first half of calendar 2004 that will evaluate PEG-Camptothecin in patients whose disease progressed following prior chemotherapy. One of the two patients who achieved a partial response in the Phase II study had a tumor that reoccurred following a prior chemotherapy. We are focusing the PEG-Camptothecin development program on second line therapy for gastric and gastroesophageal junction cancers, as there are no single-agent drug approvals for these indications.

      The annual incidence of adenocarcinoma of the stomach and gastroesophaeal junction is approximately 800,000 new cases worldwide, with approximately 24,000 of these occurring in the United States. The median survival for patients with advanced stages of these cancers from the time of diagnosis is approximately 7-8 months, and there is currently no drug approved for second line treatment.

      We are seeking Orphan Drug designation for PEG-Camptothecin under the Orphan Drug Act. Orphan drug designation is administered by the FDA and is granted to applicants when the prevalence of the disease is less than 200,000 patients in the United States. The Orphan Drug Act provides for seven years of marketing exclusivity in the United States upon FDA approval of the product, as well as certain potential additional financial and tax benefits.

      Based on the clinical results to date for PEG-Camptothecin we plan to focus our current clinical trial program on gastric and gastroesophageal junction cancers and will no longer pursue our work in the areas of pancreatic, small-cell lung, and non-small-cell lung cancers. We will continue to consider other potential indications for PEG-Camptothecin, as warranted, as clinical data become available.

      ATG-FRESENIUS S

      ATG-FRESENIUS S is a polyclonal antibody preparation used for T-lymphocyte suppression in organ transplant patients, which we in-licensed in June 2003 for North American development and marketing from Fresenius Biotech ("Fresenius"). ATG-FRESENIUS S was first approved in September 1983 in Germany for the prevention and treatment of acute rejection in solid organ transplantation. To date, more than 40,000 patients in over 60 countries outside the United States have used ATG-FRESENIUS S. Currently, the product is not approved for use in North America.

      Dramatic advances in immunology, surgery, and tissue preservation have transformed organ transplantation from experimental to routine over the past few decades. Of the world's seven major pharmaceutical markets (U.S., France, Germany, Italy, Spain, UK, and Japan), the U.S. is by far the single largest solid organ transplant market. 2002 data indicates that the U.S. accounted for over 24,000 organ transplantations. Of this total, the majority were kidney transplants.

      The immune system includes a host of targets that are impacted by the transplant process. Monoclonal antibodies will, by definition, target only one specific receptor such as the IL-2 receptor (Simulect/Zenepax). ATG-FRESENIUS S is a polyclonal antibody preparation that binds to a number of targets simultaneously, providing potentially enhanced efficacy through a more comprehensive treatment of the immunological cascade. THYMOGLOBULIN(R) (anti-thymocite globulin), which is marketed by Genzyme in the U.S., is the only polyclonal antibody preparation currently approved for this indication by the FDA. ATG-FRESENIUS S differs from Thymoglobulin in a number of significant ways, leading us to believe it will emerge successfully in the clinic and allow us to compete in the market effectively.

      We will be responsible for North American clinical development and regulatory approval, and Fresenius will be responsible for supplying the drug and all manufacturing aspects necessary to obtain U.S. regulatory approval. For the first indication (prevention of rejection in kidney transplants) Fresenius will provide clinical supplies at no charge to us. We are obligated to make milestone payments to Fresenius of $1.0 million upon FDA approval of the Investigational New Drug Application ("IND") and $1.0 million upon submission of the Biologics License Application ("BLA").

      Other PEG Products

      Our PEG technology may be applicable to other potential products. We are currently conducting preclinical studies with respect to additional PEG-enhanced compounds. We will continue to seek opportunities to develop and commercialize other PEG-enhanced products on our own and through co-commercialization partnerships.

      Inhaled Leuprolide

      As part of our strategic alliance with Nektar, we have agreed to jointly develop up to three compounds using Nektar's pulmonary or super-critical fluid platforms. The first compound currently under development is a Nektar formulation of leuprolide acetate, a peptide analog used to treat prostate cancer and endometriosis.

      Nektar is currently conducting preclinical studies on the compound that will be used to file a U.S. IND. Nektar is responsible for all costs to bring the product to the IND stage as well as formulation and manufacturing of the product. We will be responsible for the clinical development, regulatory filings and commercialization of the final product.

      Research and Development

      To date, our primary sources of new products have been our internal research and development activities and the licensing of compounds from third parties, such as ATG-FRESENIUS S. Research and development expenses for the fiscal years ended June 30, 2003, 2002 and 2001 were approximately $21.0 million, $18.4 million and $13.1 million, respectively.

      Our research and development activities during fiscal 2003 concentrated primarily on the Phase II clinical trials of PEG-Camptothecin, preclinical studies, and continued research and development of our proprietary technologies. We expect our research and development expenses for fiscal 2004 and beyond will be at significantly higher levels as PEG-Camptothecin and ATG FRESENIUS S enter late stage clinical trials and additional compounds enter clinical trials.

      Our internal research and development activities focus on applying our proprietary PEG and SCA technologies to a pipeline of development candidates as well as development of products using technology licensed from third parties such as SkyePharma and Nektar.

      Proprietary Technologies

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

      These advantages include:

            o     extended circulating life,

            o     lower toxicity,

            o     increased drug stability, and

            o     enhanced drug solubility.

                               [GRAPHIC OMITTED]

                     A depiction of a PEG-enhanced molecule.

      For years, we have applied and continually improved our PEG technology to engineer macromolecules to improve the pharmacologic characteristics of potential or existing macromolecule therapeutics. We modify macromolecules with PEG for the purpose of prolonging half-life and reducing toxicities. In some cases, PEG can render a macromolecule therapeutically effective, where the unmodified form had only limited clinical utility. For example, some macromolecules frequently induce an immunologic response rendering them therapeutically ineffective. When PEG is attached, it disguises the macromolecule and reduces recognition by the patient's immune system. PEG conjugation can also reduce dosing frequency and delay clearance of the active drug resulting in an improved therapeutic effect.

      We have also developed a PEG technology that allows us to apply PEG to small molecules. We are currently applying this technology to develop PEG-enhanced versions of anti-cancer compounds. Like macromolecules, many anti-cancer compounds of potentially significant therapeutic value possess undesired pharmacologic characteristics such as toxicity, poor solubility, and limited half-life. The attachment of PEG to anti-cancer compounds extends their circulatory life and, at the same time, greatly increases the solubility of these compounds. We attach PEG to anti-cancer compounds by means of proprietary chemistries that are designed to temporarily inactivate the compound, and then release it over time in the proximity of the targeted tissue. By inactivating and then reactivating the compound in the body we create a prodrug version of such compounds. These attributes may significantly enhance the therapeutic value of new and already marketed drugs with otherwise limited utility. We believe that this technology has broad utility and that it can be applied to a wide range of small molecules, such as:

      o     cancer chemotherapy agents,

      o     antibiotics,

      o     anti-fungals, and

      o     immunosuppressants.

      We possess significant expertise and intellectual property in the methods by which PEG can be attached to a compound, the selection of appropriate sites on the compound to which PEG is attached, and the amount and type of PEG used to tailor the PEG technology to produce the desired results for the particular substance being modified. If PEG is attached to the wrong site on a compound, or if the PEG is linked with an inappropriate chemical linker, it can result in a loss of the macromolecule's activity or therapeutic effect.

      SCA Technology

      Antibodies are proteins produced by the immune system in response to the presence in the body of antigens, such as bacteria, viruses or other disease causing agents. Antibodies of identical molecular structure that bind to a specific target are called monoclonal antibodies. Over the past few years, several monoclonal antibodies have been approved for therapeutic use and have achieved significant clinical and commercial success. Much of the clinical utility of monoclonal antibodies results from the affinity and specificity with which they bind to their targets, as well as a long circulating life due to their relatively large size and their so-called effector function. Monoclonal antibodies, however, are not well suited for use in indications where a short half-life is advantageous or where their large size inhibits them physically from reaching the area of potential therapeutic activity.

      SCAs are genetically engineered proteins designed to expand on the therapeutic and diagnostic applications possible with monoclonal antibodies. SCAs have the binding specificity and affinity of monoclonal antibodies and, in their native form, are about one-fifth to one-sixth of the size of a monoclonal antibody, typically giving them very short half-lives. SCAs differ from monoclonal antibodies in various respects, which may offer benefits for certain applications:

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

      In addition to these benefits, fully human SCAs can be isolated directly from human SCA libraries without the need for re-cloning or humanization procedures. In specific formats, SCAs are also suitable for intracellular expression allowing for their use, among other things, as inhibitors of gene expression.

      We, along with numerous other academic and industrial laboratories, have demonstrated through in vitro testing the binding specificity of dozens of SCAs. We, in collaboration with the National Cancer Institute, have shown in published preclinical studies that SCAs localize to specific tumors and rapidly penetrate the tumors.

 SCAs Under Development

      During April 2002, we entered into a multi-year strategic collaboration with Micromet, a private company based in Munich, Germany. Under the terms of the agreement, Enzon and Micromet will combine their significant patent estates and complementary expertise in single chain antibody technology. The collaboration will focus on the development of two clinical product candidates within the first 30 months of the collaboration. Together with Micromet, we have established a new 25 person research and development unit in Micromet's facility in Germany. Enzon and Micromet will share the costs of the collaboration equally, as well as in any future revenues generated through the collaboration.

      To date, we have granted SCA product licenses to more than 15 companies, including Baxter Healthcare and Eli Lilly. These product licenses generally provide for upfront payments, milestone payments and royalties on sales of any SCA products developed. Some of the areas being explored with SCAs are cancer therapy, cardiovascular indications and AIDS.

      One of our licensees, Alexion Pharmaceuticals, Inc. ("Alexion"), is developing an SCA directed against complement protein C5, which is a component of the body's normal defense against foreign pathogens. Inappropriate complement activation during cardiopulmonary bypass and myocardial infarction can lead to clinical problems. In August of 2003, Alexion announced preliminary results of its Phase III study in a multinational trial consisting of more than 3,000 patients undergoing coronary artery bypass graft ("CABG") surgery with cardiopulmonary bypass. The primary endpoint in this trial was a composite of the incidence of death or myocardial infarction, measured at 30 days post-procedure, in patients undergoing CABG without concomitant valve surgery. Although there was reduction in the primary endpoint, it was not achieved with statistical significance. However, key pre-specified secondary endpoints consisting of the same composite in the total study population, which included all patients undergoing CABG with or without concomitant valve surgery, were achieved. Several other pre-specified secondary endpoints were met as well. Alexion and it's partner, Procter & Gamble Pharmaceuticals, are working on completion of the final data analysis and plan to discuss the data with the FDA.

Licenses and Strategic Partnerships

      Schering-Plough Agreement

      In November 1990, we entered into an agreement with Schering-Plough under which Schering-Plough agreed to apply our PEG technology to develop a modified form of Schering-Plough's INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing and manufacturing the product worldwide on an exclusive basis and we are entitled to receive royalties on worldwide sales of PEG-INTRON for all indications. The royalty percentage to which we are entitled will be lower in any country where a pegylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON, where such third party is not Hoffmann-La Roche.

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

      Under this agreement, Schering-Plough was obligated to and has paid us a total of $9.0 million in milestone payments, none of which are refundable. Schering-Plough's obligation to pay us royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent of ours to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. Schering-Plough has the right to terminate this agreement at any time if we fail to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

      Aventis License Agreements

      During 2002, we amended our license agreement with Aventis to reacquire the rights to market and distribute ONCASPAR in the United States, Mexico, Canada and the Asia/Pacific region. In return for the marketing and distribution rights we paid Aventis $15.0 million and pay a 25% royalty on net sales of ONCASPAR through 2014. The license agreement may be terminated by Aventis earlier upon 60 days' notice if we fail to make the required royalty payments or we decide to cease selling ONCASPAR. Following the expiration of the agreement in 2014, all rights will revert back to Enzon, unless the agreement is terminated earlier because we fail to make royalty payments or cease to sell ONCASPAR. Prior to the amendment, Aventis was responsible for marketing and distribution of ONCASPAR. Under the previous agreement, Aventis paid us a royalty on net sales of ONCASPAR of 27.5% on annual sales up to $10.0 million and 25% on annual sales exceeding $10.0 million. These royalty payments included Aventis' cost of purchasing ONCASPAR from us under a supply agreement.

      The amended license agreement prohibits Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. If we cease to distribute ONCASPAR or if we fail to make the required royalty payments, Aventis has the option to distribute the product in the territories under the original license.

      MEDAC License Agreement

      In January 2003, we renewed an exclusive license to MEDAC to sell ONCASPAR and any PEG-asparaginase product developed by us or MEDAC during the term of the agreement in most of Europe and part of Asia. Our supply agreement with MEDAC provides for MEDAC to purchase ONCASPAR from us at certain established prices. Under the license agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, MEDAC is required to meet certain minimum purchase requirements. The term of the agreement is for five years and will automatically renew for an additional five years if MEDAC meets or exceeds certain diligence requirements and thereafter the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to MEDAC will revert back to Enzon.

      Fresenius Development and Supply Agreement

      In June 2003 we entered into a development and supply agreement with Fresenius, which provides Enzon with exclusive development and distribution rights in North America for the monoclonal antibody ATG-FRESENIUS S. The agreement term is ten years, commencing upon FDA approval of the first indication for ATG-FRESENIUS S, with an option to extend the term for an additional ten years. The agreement may be terminated early by Enzon if it determines the project not to be feasible. In addition, either party may terminate the agreement early upon a material breach by the other party. If Fresenius terminates the agreement upon a material breach by Enzon, Enzon will be obligated to transfer to Fresenius any IND or marketing approval that Enzon may have obtained. Further, Fresenius may terminate the agreement if Enzon fails to satisfy the following diligence requirements: (i) enrollment of the first patient for the first clinical trial within six months after the FDA has approved an IND for the first indication; and (ii) receipt of marketing approval in the U.S. within six years after the first IND is approved and the first patient enrolled.

      Under this agreement, we are responsible for obtaining regulatory approval of the product in the U.S. We will make milestone payments to Fresenius of $1.0 million upon approval of the first IND and $1.0 million upon our submission of a biologics license application with the FDA, if any. Fresenius will be responsible for manufacturing and supplying the product to us and we are required to purchase all of the finished product from Fresenius for net sales of the product in North America. We will purchase finished product at 40% of net sales, which percentage can be reduced should certain defined sales targets be exceeded. We are required to purchase a minimum of $2.0 million of product in the first year after commercial introduction and $5.0 million in the second year, with no minimum purchase requirements thereafter. Fresenius will supply the product to us without charge for the clinical trials for the first indication. For subsequent trials, we will purchase the clinical supplies from Fresenius.

      Micromet AG

      In April 2002, we entered into a multi-year strategic collaboration with Micromet, a private company based in Munich, Germany, to identify and develop the next generation of antibody-based therapeutics, which will terminate on September 30, 2004. Under the terms of the agreement, Enzon and Micromet will combine their significant patent estates and complementary expertise in SCA and PEG technology to create a leading platform of therapeutic product candidates based on antibody fragments. Enzon and Micromet have established a new R&D unit located at Micromet's research facility in Germany. During the first phase of the collaboration we will focus on the generation of at least two clinical product candidates in therapeutic areas of common strategic interest. Enzon and Micromet will share equally the costs of research and development, and plan to share the revenues generated from technology licenses and from future commercialization of any developed products. Following the termination or expiration of the agreement, the rights to antibody-based therapeutics identified or developed by Enzon and Micromet will be determined in accordance with the United States rules of inventorship. In addition, Enzon will acquire the rights to any PEGylation inventions. The agreement can be terminated by either party upon a material breach of the agreement by the other party.

      We hold core intellectual property in SCAs. These fundamental patents, combined with Micromet's key patents in SCA linkers and fusion protein technology, generate a compelling technology platform for SCA product development. Enzon and Micromet have entered into a cross-license agreement under our respective SCA intellectual property estates and expect to jointly market our combined SCA technology to third parties. Micromet will be the exclusive marketing partner and will institute a comprehensive licensing program on behalf of the partnership, for which the parties will share equally in the costs and revenues. Current licensees to Enzon and Micromet's SCA intellectual property include Alexion, Baxter Healthcare and Eli Lilly, among others. Several SCA molecules are in clinical trials. Alexion is currently performing final data analysis of a pivotal Phase III clinical study of an SCA in cardiopulmonary bypass surgery.

      In addition to our license and collaboration agreements with Micromet we purchased an $8.3 million Micromet convertible note which bears interest at 3% and is payable in March 2006. This note is convertible at our option into Micromet common stock at a price of $1,015 per share.

      Nektar Therapeutics (Formerly Inhale Therapeutic Systems, Inc.)

      In January 2002, we entered into a broad strategic alliance with Nektar, formerly Inhale Therapeutic Systems, Inc. that includes the following components:

      o The companies entered into a product development agreement to jointly develop three products to be specified over time using Nektar's Enhance(TM) pulmonary delivery platform and SEDS(TM) supercritical fluids platform. Nektar will be responsible for formulation development, delivery system supply, and in some cases, early clinical development. We will have responsibility for most clinical development and commercialization. This agreement terminates in January 2007 unless terminated earlier by either party upon 90 days notice of a material breach or 15 days notice of a payment default. Upon termination of the agreement, the obligations of the parties to conduct development activities will expire, but such termination shall not affect rights of either party that have accrued (e.g., with respect to the ownership of intellectual property or the right to certain payments) prior thereto.

      o The two companies will also explore the development of single-chain antibody (SCA) products for pulmonary administration.

      o We have entered into a cross-license agreement with Nektar under which each party has crosslicensed to the other party certain patents. We also granted to

            Nektar the right to grant sub-licenses under certain of our PEG patents to third parties. We will receive a royalty or a share of profits on final product sales of any products that use our patented PEG technology. We anticipate that we will receive 0.5% or less of Hoffmann-La Roche's sales of PEGASYS, which represents equal profit sharing with Nektar on this product. There are currently two PEG products licensed through our Nektar partnership in late stage clinical trials, MACUGEN, for age-related macular degeneration and diabetic macular edema, and CDP-870, an anti-TNF therapy for rheumatoid arthritis, both of which are being developed by Pfizer. We retain the right to use all of our PEG technology and certain of Nektar's PEG technology for our own product portfolio, as well as those products we develop in co-commercialization collaborations with third parties. This agreement expires upon the later of the expiration of the last licensed patent or the date the parties are no longer required to pay royalties. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 90 days of the receipt of written notice from the non-breaching party or upon the declaration of bankruptcy by the other party.

      o We purchased $40 million of newly issued Nektar convertible preferred stock in January 2002. The preferred stock is convertible into Nektar common stock at a conversion price of $22.79 per share. In the event Nektar's common stock price three years from the date of issuance of the preferred stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. As a result of the continued decline in the price of Nektar's common stock, we determined during the three months ended December 31, 2002 that the decline in the value of our investment in Nektar was other than temporary. Accordingly, we recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment at that time.

      o The two companies also agreed in January 2002 to a settlement of the patent infringement suit we filed in 1998 against Nektar's subsidiary, Shearwater Polymers, Inc. Nektar has a license under the contested patents pursuant to the cross-license agreement. We received a one-time payment of $3.0 million from Nektar to cover expenses incurred in defending our branched PEG patents.

    SkyePharma Agreements

      In January 2003, we entered into a strategic alliance with SkyePharma, PLC based on a broad technology access agreement. The two companies will draw on their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and Enzon's proprietary PEG modification technology, for which Enzon received a $3.5 million technology access fee. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development. Certain research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.

      Effective December 31, 2002, we also licensed the North American rights to SkyePharma's DEPOCYT(R), an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, we paid SkyePharma a license fee of $12.0 million. SkyePharma manufactures DEPOCYT and Enzon purchases finished product at 35% of net sales, which percentage can be reduced should a defined sales target be exceeded. We have recorded the $12.0 million license fee as an intangible asset, which is being amortized over a ten year period.

      We are required to purchase minimum levels of finished product for calendar year 2003 equal to 90% of the previous year's sales of DEPOCYT by SkyePharma and finished product equal to $5.0 million in net sales for each subsequent calendar year ("Minimum Annual Purchases"). SkyePharma is also entitled to a milestone payment of $5.0 million if Enzon's sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if Enzon's sales exceed an annualized run rate of $25.0 million for four consecutive quarters. We are also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment will be incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007. Enzon's license is for an initial term of ten years and is automatically renewable for successive two-year terms thereafter. Either party may terminate the agreement early upon a material breach by the other party, which breach the other party fails to cure within 60 days after receiving notice thereof. Further, SkyePharma will be entitled to terminate the agreement early if we fail to satisfy our Minimum Annual Purchases. In addition, we will be entitled to terminate the agreement early if a court or government agency renders a decision or issues an order that prohibits the manufacture, use or sale of the product in the U.S. If a therapeutically equivalent generic product enters the market and DEPOCYT's market share decreases, the parties will enter into good faith discussions in an attempt to agree on a reduction in our payment obligations to SkyePharma and a fair allocation of the economic burdens resulting from the market entry of the generic product. If we are unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, the parties will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, we will have the right to distribute any quantity of product we purchased from SkyePharma prior to termination.

      Elan Manufacturing Agreement

      On November 22, 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET from Elan for $360.0 million plus acquisition costs. This transaction is being accounted for as a business combination. As a part of the ABELCET acquisition, we entered into a long-term manufacturing and supply agreement with Elan, whereby we continue to manufacture two products for Elan, ABELCET and MYOCET. Under the terms of the ABELCET acquisition agreement, Elan has retained the rights to market ABELCET in any markets outside of the US, Canada and Japan. ABELCET is approved for use in approximately 26 countries for primary and/or refractory invasive fungal infections.

      Our agreement with Elan requires that we supply Elan with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, we are supplying ABELCET and MYOCET at fixed transfer prices which approximate our manufacturing cost. From July 1, 2004 to the termination of the agreement, we will supply these products at our manufacturing cost plus fifteen percent.

      The agreement also provides that until June 30, 2004, Enzon will calculate the actual product manufacturing costs on an annual basis and, to the extent that this amount is greater than the respective transfer prices, Elan will reimburse Enzon for such differences. Conversely, if such actual manufacturing costs are less than the transfer price, Enzon will reimburse Elan for such differences. In addition, for the period from closing of the acquisition until June 30, 2004, Elan is responsible for reimbursing Enzon for Elan's share of the plant's excess capacity. This calculation is based on Elan's portion of the total products manufactured at the plant.

Sales and Marketing

      We have a United States sales and marketing team comprised of a hospital based sales force which markets ABELCET and a specialty oncology sales force which markets ONCASPAR and DEPOCYT. We have provided exclusive marketing rights to Schering-Plough for PEG-INTRON worldwide and to MEDAC GmbH for ONCASPAR in most of Europe and Asia. We do not market any products through the use of direct to consumer advertising.

      ABELCET is utilized in the United States by over 2,300 hospitals, clinics and alternate care sites who treat patients with invasive fungal infections. In the United States, ABELCET is sold primarily to drug wholesalers who, in turn, sell the product to hospitals and certain other third parties. In some cases, ABELCET is sold by us directly to institutions. We maintain contracts with a majority of our customers which allows those customers to purchase product directly from wholesalers. These contracts generally provide for pricing based on annual purchase volumes.

      ABELCET is currently being marketed by Elan in Canada under an agreement entered into as part of the ABELCET acquisition. Under the terms of this agreement, Elan's Canadian sales force is marketing ABELCET on our behalf in Canada and we receive a royalty based on those sales. This arrangement will continue until November 2003 at which time certain Elan sales personnel will be hired by us.

      We market ONCASPAR and DEPOCYT in the U.S. through our specialty oncology sales force to hospital oncology centers, oncology clinics and oncology physicians. We utilize an independent distributor in the US who sells the products to these customers.

      We are marketing ADAGEN on a worldwide basis. We utilize independent distributors in certain territories, including the United States, Europe and Australia.

Manufacturing and Raw Materials

      In the manufacture of ABELCET, we couple amphotericin B with DMPC and DMPG (two lipid materials) to produce an injectable lipid complex formulation of amphotericin B. We have two suppliers of amphotericin B and have entered into a long-term supply agreement with our primary supplier. We also have two suppliers of the lipid materials, neither of which is under a long term supply agreement. We believe that the current levels of inventory that we maintain, coupled with having two suppliers of materials, should provide us with sufficient time to find an alternative supplier, if it becomes necessary.

      In the manufacture of ADAGEN and ONCASPAR, we couple activated forms of PEG with unmodified proteins. We do not have a long-term supply agreement for the raw polyethylene glycol material that we use in the manufacturing of our PEG products. Instead, we maintain a level of inventory, which we believe should provide us sufficient time to find an alternate supplier of PEG, in the event it becomes necessary, without materially disrupting our business.

      ADAGEN and ONCASPAR use our early PEG technology which is not as advanced as the PEG technology used in PEG-INTRON and our products under development. Due, in part, to certain limitations of using our earlier PEG technology, we have had and will likely continue to have certain manufacturing problems with ADAGEN and ONCASPAR.

      Manufacturing and stability problems required us to implement voluntarily recalls for one batch of ADAGEN in March 2001 and certain batches of ONCASPAR in June 2002.

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

      Since January 2000, the FDA and the MCA, the European equivalent of the FDA, have conducted follow-up inspections as well as routine inspections of our manufacturing facility related to ABELCET, ONCASPAR and ADAGEN. Following certain of these inspections, the FDA issued eight Form 483 reports, citing deviations from cGMP. We received the most recent Form 483 report in June 2003. We have or are in the process of responding to such reports with corrective action plans.

Patents and Intellectual Property Rights

      Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. The patent position of pharmaceutical or biotechnology companies, including our position, can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have been issued 118 patents in the U.S., many of which have foreign counterparts. These patents, without extensions, are expected to expire beginning in 2004 through 2022. We have also filed and currently have pending 48 patent applications in the U.S. Under our license agreements, we have access to large portions of Micromet's and Nektar's patent estates as well as a small number of individually licensed patents. Of the patents owned or licensed by us, 7 relate to PEG-INTRON, 28 relate to ABELCET, 11 relate to PROTHECAN and 3 relate to DEPOCYT. Although we believe that our patents provide adequate protection for the conduct of our business, we cannot assure you that such patents:

   o  will be of substantial protection or commercial benefit to us,

   o  will afford us adequate protection from competing products, or

   o  will not be challenged or declared invalid.

      We also cannot assure you that additional United States patents or foreign patent equivalents will be issued to us.

      Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

      The expiration of a product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products against the covered product and, particularly in the U.S., can result in a significant reduction in sales of the pioneer product. In some cases, however, we can continue to obtain commercial benefits from:

   o  product manufacturing trade secrets;

   o  patents on uses for products;

   o patents on processes and intermediates for the economical manufacture of the active ingredients;

   o patents for special formulations of the product or delivery mechanisms and conversion of the active ingredient to OTC products.

      The effect of product patent expiration or loss also depends upon:

   o  the nature of the market and the position of the product in it;

   o  the growth of the market;

   o  the complexities and economics of manufacture of the product; and

   o  the requirements of generic drug laws.

      The patent covering our original PEG technology, which we had licensed from Research Corporation Technologies, Inc., contained broad claims covering the attachment of PEG to polypeptides. However, this United States patent and its corresponding foreign patents have expired. Based upon the expiration of the Research Corporation patent, other parties may make, use, or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We have obtained and intend to continue to pursue patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We also have obtained patents relating to the specific composition of the PEG-modified compounds that we have identified or created. We will continue to seek such patents as we develop additional PEG-enhanced products. We cannot assure you that any of these patents will enable us to prevent infringement by unauthorized third parties or that competitors will not develop competitive products outside the protection that may be afforded by our patents.

      We are aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins and other compounds. Owners of any such patents may seek to prevent us or our collaborators from making, using or selling our products.

      During January 2002, we settled a patent infringement suit we had brought against Shearwater PolymersCorporation Inc., a company that produces the Branched PEG, or U-PEG, used in Hoffmann-La Roche's product, PEGASYS, a PEG-modified version of its alpha-interferon product ROFERON-A. The settlement was part of a broad strategic alliance we formed with Nektar Therapeutic Systems Inc., Shearwater Corporation's parent corporation, in which Nektar agreed to pay us $3.0 million to cover our expenses incurred in defending our Branched PEG patents and pay us 50% of any revenues it receives for the manufacture of Hoffmann-La Roche's PEGASYS. In addition, Enzon and Nektar agreed to cross license certain of their PEG intellectual property estates to each other. Also, Nektar has the right to sublicense certain of our PEG patents to third parties and we will receive a royalty or a share of profit on final product sales. We retained the rights to use our PEG patents for our own proprietary products and products we may develop with co-commercialization partners.

      During August 2001, Schering-Plough granted a sublicense to Hoffmann-La Roche under our Branched PEG patents to allow Hoffmann-La Roche to make, use and sell its pegylated alpha-interferon product, PEGASYS as part of the settlement of a patent infringement lawsuit related to PEG-

INTRON. During August 2001, we dismissed a patent infringement suit we had brought against Hoffmann-La Roche relating to PEGASYS as a result of the sublicense by Schering-Plough of our Branched PEG patents for PEGASYS to Hoffmann-La Roche.

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

      Through our acquisition of ABELCET, we acquired several U.S. and Canadian patients claiming the use and manufacture of ABELCET.

      In general, Enzon has obtained licenses from various parties which it deems to be necessary or desirable for the manufacture, use, or sale of its products. These licenses generally require Enzon to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to Enzon. There can be no assurance any licenses required under such patents will be available for license on acceptable terms or at all.

      We also sell our products under trademarks that we consider in the aggregate to be of material importance. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

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

      PEG-INTRON was approved in the European Union and the United States for the treatment of hepatitis C in May 2000 and January 2001, respectively. ABELCET was approved in the United States in November 1995 and in Canada in September 1997. ONCASPAR was approved for marketing in the United States and Germany in 1994 and in Canada in December 1997 for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. ADAGEN was approved by the FDA in March 1990. DEPOCYT received U.S. approval in April 1999. Except for these approvals, none of our other products have been approved for sale and use in humans in the United States or elsewhere.

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

      The IV anti-fungal market in which ABELCET competes is generally represented by four classes of drugs: conventional amphotericin B (CAB), lipid-based amphotericin B formulations, triazoles and echinocandins.

      The lipid-based formulations of amphotericin B include ABELCET, AMBISOME(R) (marketed by Fujisawa/Gilead) and AMPHOTEC(R) (marketed by Intermune, Inc.). These formulations provide the efficacy of CAB while limiting the toxicities that are inherent in CAB usage. Empirical antifungal therapy with conventional amphotericin B or lipid-based amphotericin B has been the current standard of care for the treatment of fungal infections and to reduce invasive fungal infections in patients with neutropenia and persistent fever.

      The triazoles, which include DIFLUCAN(R), (marketed by Pfizer), SPORONOX(R), (marketed by Janssen Pharmaceuticals), and VFEND(R), (also marketed by Pfizer), have the least reported incidence of side effects versus all other antifungals. Triazoles are generally thought to be limited by a narrower spectrum of activity and have issues with drug-to-drug interactions and acquired resistance. The majority of triazole units sold in the US are attributed to DIFLUCAN. DIFLUCAN in particular is often used in "less compromised" patients as prophylaxis or as first-line empirical therapy. DIFLUCAN patients are often switched to an amphotericin B product once a clinician is convinced that a patient has a fungal infection. VFEND is a second-generation triazole approved in May 2002 and is available in intravenous and oral formulations. VFEND carries a broader spectrum of activity than first generation triazoles and is indicated for the treatment of invasive aspergillosis, scedosporium apiospermum and fusariosis in patients intolerant of, or refractory to, other therapy. However, it still carries with it a narrower spectrum of activity versus CAB and the lipid amphotericin B formulations, while also retaining the same potential for drug-to-drug interactions and resistance issues as the first generation triazoles.

      The newest class of products to enter the IV anti-fungal market are the echinocandins. These exhibit fewer of the CAB side effects but, like the triazoles, have a more limited spectrum of activity and less clinical data supporting widespread use across a variety of fungal pathogens. CANCIDAS(R) (marketed by Merck) was approved in the US in January 2001 and is the first echinocandin to receive FDA approval. CANCIDAS is indicated for the treatment of refractory invasive aspergillosis and esophageal candidiasis.

      We are aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. In particular Amgen has received FDA approval for NEULASTA(TM), a pegylated version of NEUPOGEN(R). Other than PEG-INTRON and our ONCASPAR and ADAGEN products, and Hoffmann-La Roche's PEGASYS and NEULASTA, we are not aware of any PEG-modified therapeutic proteins that are currently available commercially for therapeutic use. Nevertheless, other drugs or treatments that are currently available or that may be developed in the future, and which treat the same diseases as those that our products are designed to treat, may compete with our products.

      Prior to the development of ADAGEN, the only treatment available to patients afflicted with ADA-deficient SCID was a bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. Researchers at the National Institutes of Health, or NIH, have been treating SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a . The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express adenosine deaminase, the deficient enzyme in people afflicted with ADA-deficient SCID, permanently and at normal levels. To date, patients in gene therapy clinical trials have not been able to stop ADAGEN treatment and, therefore, the trials have been inconclusive.

      Current standard treatment of patients with acute lymphoblastic leukemia includes administering unmodified L-asparaginase along with the drugs vincristine, prednisone and daunomycin. Studies have shown that long-term treatment with L-asparaginase increases the disease-free survival in high risk patients. ONCASPAR, our PEG-modified L-asparaginase product, is used to treat patients with acute lymphoblastic leukemia who are hypersensitive to unmodified forms of L-asparaginase. Currently, there is one unmodified form of L-asparaginase (ELSPAR(R)) available in the United States and several available in Europe. We believe that ONCASPAR has two advantages over these unmodified forms of L-asparaginase: increased circulating blood life and generally reduced immunogenicity.

      The current market in the U.S. and Europe for PEGylated interferon alpha products is highly competitive. PEG-INTRON, marketed by Schering-Plough, competes directly with Hoffmann-La Roche's PEGASYS. Schering-Plough and Hoffman La-Roche have been the major competitors in the global alpha interferon market since the approval of the unmodified alpha-interferon products, INTRON A and ROFERON-A. Based on current published prescription data, PEG-INTRON accounts for the majority of prescriptions written in the United States. Since its launch, PEGASYS has taken market share away from PEG-INTRON and the over-all market for pegylated alpha-interferon in the treatment of Hepatitis C has not increased sufficiently so as to offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have flattened or declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON, which could result in lower PEG-INTRON sales and royalties to us.

      DEPOCYT competes against generic unmodified or Ara-C cytarabine, as well as methotrexate, another generic drug. Both of these drugs have been used for oncology treatment for decades and DEPOCYT does not have the same level of clinical experience as these drugs. Clinical trials have demonstrated, however, that DEPOCYT provides certain clinical advantages versus generic cytarabine. In a randomized, multi-center trial of patients with lymphomatous meningitis, treated either with 50 mg of DEPOCYT administered every 2 weeks or standard intrathecal chemotherapy administered twice a week, results showed that DEPOCYT achieved a complete response rate of 41% compared with a complete response rate of 6% for unencapsulated cytarabine. In this study, complete response was prospectively defined as (i) conversion of positive to negative CSF cytology and
(ii) the absence of neurologic progression. DEPOCYT has also demonstrated an increase in the time to neurologic progression of 78.5 days for DEPOCYT versus 42 days for unencapsulated cytarabine. There are no controlled trials, however, that demonstrate a clinical benefit resulting from this treatment, such as improvement in disease related symptoms, increased time to disease progression, or increased survival.

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

      We believe that the smaller size of our SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and cause a significant decrease in the immunogenic problems associated with conventional monoclonal antibodies. A number of organizations have active programs in SCA proteins.We believe that our patent position on SCA proteins will likely require companies that have not licensed our SCA protein patents to obtain licenses under our patents in order to commercialize their products, but we cannot assure you this will prove to be the case.

Employees

      As of June 30, 2003, we employed 318 persons, including 30 persons with Ph.D. or MD degrees. At that date, 76 employees were engaged in research and development activities, 134 were engaged in manufacturing, 105 were engaged in sales, marketing and administration. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

Item 2. Properties

      As part of the ABELCET transaction, we assumed ownership of a 56,000 square foot manufacturing facility in Indianapolis, Indiana which produces ABELCET along with other products we manufacture for others on a contract basis. Our Indianapolis facility is not subject to any mortgage.

      The following are all of the facilities that we currently lease:

                                                         Approx.         Approx.
                                  Principal              Square           Annual             Lease
       Location                  Operations              Footage           Rent            Expiration
       --------                  ----------              -------           ----            ----------
20 Kingsbridge Road       Research & Development         56,000         $581,000(1)     July 31, 2021
Piscataway, NJ

300 Corporate Ct.         Manufacturing                  24,000          183,000(2)    October 31, 2012
S. Plainfield, NJ

685 Route 202/206         Administrative                 25,000          470,000(3)    January 31, 2008
Bridgewater, NJ

(1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $581,000 to $773,000.

(2) Under the terms of the lease, annual rent increases over the remaining term of the lease from $183,000 to $228,000.

(3) Under the terms of the lease, annual rent increases over the remaining term of the lease from $470,000 to $638,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      Our common stock is traded on the NASDAQ National Market under the trading symbol "ENZN".

      The following table sets forth the high and low sale prices for our common stock for the years ended June 30, 2003 and 2002, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.
                                                  High           Low
                                                  ----           ---
           Year Ended June 30, 2003
                First Quarter                    $25.00        $16.46
                Second Quarter                    20.90         15.50
                Third Quarter                     19.32         11.00
                Fourth Quarter                    15.68         11.16

           Year Ended June 30, 2002
                First Quarter                     67.92         42.77
                Second Quarter                    67.15         50.10
                Third Quarter                     57.86         40.75
                Fourth Quarter                    44.70         22.12

      As of September 24, 2003, there were 1,603 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

      The following table provides additional information on the Company's equity-based compensation plans as of June 30, 2003 (in thousands, except per share data):

                                                                                    Number of securities
                                                                                   remaining available for
                             Number of securities to       Weighted-average         future issuance under
                             be issued upon exercise      exercise price of       equity compensation plans
                             of outstanding options,     outstanding options,       (excluding securities
Plan Category                 warrants and rights(a)    warrants and rights(b)    reflected in column a)(c)
-------------------------    -----------------------    ---------------------     -------------------------
Equity compensation
  plans approved by
  security holders                    3,938                    $35.02                        751
Equity compensation
  plans not approved by
  security holders                       --                        --                         --
                                      -----                    ------                        ---
Total                                 3,938                    $35.02                        751
                                      =====                    ======                        ===

Item 6. Selected Financial Data

      Set forth below is our selected financial data for the five fiscal years ended June 30, 2003.

Consolidated Statement of Operations Data ( in thousands, except per share data):

                                                                      Years Ended June 30,
                                                   ------------------------------------------------------------
                                                      2003        2002        2001         2000         1999
                                                   ---------   ---------    ---------    ---------    ---------
Consolidated Statements of operations data:
  Total revenues                                   $ 146,406   $  75,805    $  31,588    $  17,018    $  13,158
  Cost of sales                                       28,521       6,078        3,864        4,888        4,310
  Research and development expenses                   20,969      18,427       13,052        8,383        6,836
  Other operating expenses                            67,019      16,687       11,796       12,956        8,133
  Operating income (loss)                             29,897      34,613        2,876       (9,209)      (6,121)
  Interest and dividend income                         8,942      18,681        8,401        2,943        1,145
  Interest expense                                    19,828      19,829          275            4            8
  Other income (expense), net                         26,938       3,218           11          (36)          65
  Income tax provision (benefit)                         223      (9,123)        (512)          --           --
  Net earnings available for common stockholders      45,726      45,806       11,525       (6,306)      (4,919)
  Net earnings per common shares
    Basic                                          $    1.06   $    1.07    $    0.28       ($0.17)      ($0.14)
    Diluted                                        $    1.05   $    1.04    $    0.26       ($0.17)      ($0.14)


                                                                       Years Ended June 30,
                                                    -----------------------------------------------------------
                                                      2003        2002         2001         2000         1999
                                                    --------    --------     --------     --------     --------
Consolidated Balance Sheet data:
  Current assets                                     152,847     221,462      455,521       57,581       31,639
  Current liabilities                                 36,533      19,701        9,410        8,172        7,978
  Total assets                                       728,566     610,748      549,675      130,252       34,916
  Long-term obligations                              400,449     400,552      401,276        1,118        1,363
  Total stockholders' equity                         291,584     190,495      138,989      120,962       25,575

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisition of ABELCET Business

      On November 22, 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (Amphotericin B Lipid Complex Injection) ("the ABELCET Product Line") from Elan Corporation, plc ("Elan") for $360.0 million plus approximately $9.3 million of acquisition costs. This transaction was accounted for as a business combination.

      Unless otherwise indicated, the discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 2003 and financial condition at June 30, 2003 include the results of operations of the ABELCET Product Line commencing from November 23, 2002. Comparisons are made to the results of operations for the years ended June 30, 2002 and 2001, and financial condition as of June 30, 2002, which include only the historical results of Enzon Pharmaceuticals, Inc.

Liquidity and Capital Resources

      Total cash reserves, including cash, cash equivalents and marketable securities, as of June 30, 2003 were $153.3 million, as compared to $485.1 million as of June 30, 2002. The decrease is primarily due to $369.3 million paid as a result of the acquisition of the ABELCET Product Line acquisition (including $9.3 million for acquisition costs). We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.

      During the year ended June 30, 2003, net cash generated from operating activities was $60.5 million, primarily reflecting our net income of $45.7 million and the effect of non-cash amounts for merger termination fee of $34.6 million, write-down of carrying value of investments of $27.2 million, depreciation and amortization of $13.8 million, deferred taxes of $4.4 million and lower working capital of $12.8 million. During the year ended June 30, 2002, net cash generated from operating activities was $30.8 million, primarily reflecting our net income of $45.8 million and the effect of non-cash amounts for depreciation and amortization, deferred taxes of $9.0 million and increased working capital of $6.0 million. During fiscal 2001, net cash generated from operating activities was $5.6 million, primarily reflecting our net income of $11.5 million partly offset by increased working capital of $5.9 million.

      Cash used for investing activities totaled $108.7 million for the year ended June 30, 2003 compared to $232.3 million and $120.0 million for the years ended June 30, 2002 and 2001, respectively. Cash used for investing activities during fiscal 2003 consisted of $11.2 million of capital assets, $369.3 million for the acquisition of ABELCET Business, and $12.2 million of the purchase of DEPOCYT(R) product, partly offset by the net proceeds from marketable securities liquidation totaling $284.0 million. Investing activities for the year ended June 20, 2002 related to purchases of $48.3 million of cost method investments, $15.0 million of product rights and $7.5 million of capital assets partly offset by net purchase of securities aggregating $161.5 million. Investing activities for the year ended June 30, 2001 related to net purchases of $117.9 million of marketable securities and $2.1 million of capital assets.

      Net cash provided by financing activities for the years ended June 30, 2003, 2002, and 2001 was $1.1 million, $5.1 million, and $392.7 million, respectively. Financing activities for the year ended June 30, 2003 were primarily related to proceeds from common stock issued under our stock options plans and payment of preferred stock dividends. Financing activity for the year ended June 30, 2002 was related to proceeds from common stock issued under our stock option plans. For the year ended June 30, 2001, financing activities related to the issuance of $400.0 million of 4.5% Convertible Subordinated Notes, net of related debt issuance cost and to proceeds from common stock issued under our stock option plans.

      On February 19, 2003, we entered into an agreement and plan of merger with NPS Pharmaceuticals, Inc. ("NPS"). On June 4, 2003, the merger agreement was terminated. In accordance with the mutual termination agreement between the two companies, we received 1.5 million shares of NPS common stock. The termination agreement imposes certain restrictions with respect to the transferability of the underlying shares by stipulating the maximum number of shares that can be transferred each month after the registration statement relating to the shares is declared effective. Considering such restrictions, 1.1 million shares were valued at the fair value of NPS stock on June 4, 2003 in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) of $26.8 million and the balance of 375,000 shares were considered as restricted stock as defined under the scope exception provisions of SFAS 115. The restricted stock was valued at $7.8 million by applying a 12% discount on the related fair value based on a valuation performed by an independent third-party consulting firm. Total consideration received aggregated $34.6 million. We also recorded $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal and accounting fees).The net gain of $26.9 million was recorded as other income in the Statement of Operations for the year ended June 30, 2003.

      In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of NPS common stock. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, terms are structured so that we have ensured that our investment in NPS stock, when combined with the value of the equity collar, should secure ultimate cash proceeds in the range of 85%-108% of the market value per share of $24.67 on the date the collar was entered into. The collar is considered a derivative hedging instrument and as such, we will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in fair value will be recorded in other comprehensive income or in the statement of operations depending on its effectiveness. When the underlying shares become unrestricted and freely tradable, we are required to deliver as posted collateral a corresponding number of shares of NPS Common Stock with the financial institution. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005 at which time we will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

      While we believe that our cash, cash equivalents and investments will be adequate to satisfy our capital needs for the foreseeable future, we may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Contractual Obligations

      Our major outstanding contractual obligations relate to our operating leases, our convertible debt and our license agreements with collaborative partners.

      As of June 30, 2003, we had $400.0 million of convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 2, 2002. Accrued interest on the notes was $9.0 million as of June 30, 2003 (which was paid on July 1, 2003). The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.

      In February 2003, we amended the lease for our manufacturing facility in South Plainfield, New Jersey. The term of the lease was extended until October 2012.

      In March 2002, we entered into a new lease for a 19,000 square feet facility located in Bridgewater, NJ that will serve as our corporate headquarters. In November 2002, we amended the lease to add 6,000 square feet of space. The lease has a term of 5 years, followed by one five year renewal option period. The future minimum lease payments are approximately $2. 9 million throughout the five year term of the lease. Other commitments for operating leases total $17.0 million.

      We have a multi-year strategic collaboration with Micromet AG, a private company to combine our patent estates and complementary expertise in single-chain antibody (SCA) technology to create a leading platform of therapeutic products based on antibody fragments. We have an obligation to fund 50% of research and development expenses for activities relating to SCA for the collaboration through September 2004.

      We have a multi-year strategic alliance with Nektar whereby the companies have entered into a product developement agreement to jointly develop three products to be specified over time using Nektar's Enhance pulmonary delivery platform and SEDS supercritical fluids platform. We have an obligation to fund most clinical developement and commercialization costs for the collaboration through January 2007.

      During January 2003, we entered into a strategic alliance with SkyePharma PLC ("SkyePharma") based on a broad technology access agreement. The two companies will draw on their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. Under the agreement we received a non-refundable upfront technology access fee of $3.5 million. Research and development costs related to the jointly developed products will be shared equally based on an agreed upon annual budget, and future revenues generated from the commercialization of jointly-developed products will also be shared equally. In addition, SkyePharma is entitled to a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development.

      Effective December 31, 2002, we obtained an exclusive license for the right to sell, market and distribute SkyePharma's DEPOCYT product. We paid a license fee of $12.0 million for the North American rights to DEPOCYT in January 2003. Under the agreement we are required to purchase minimum levels of finished product for calendar 2003 of 90% of the previous year sales by SkyePharma and a sales level of $5.0 million for each subsequent calendar year. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annualized run rate for four consecutive quarters and an additional milestone payment of $5.0 million if Enzon's sales exceed an annualized run rate of $25 million for four consecutive quarters. We are also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment is incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007.

      During June 2003 we licensed the North American right to develop and commercialize ATG-FRESENIUS S from Fresenius Biotech ("Fresenius"). Under the agreement we are required to pay Fresenius two separate milestone payments of $1.0 million each, the first payment upon FDA approval of an Investigational New Drug Application and the second at the submission of a Biologics License Application. Upon the commercialization of the product in North America, we will purchase the finished product from Fresenius at a specified percentage of net sales.

      Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.

      The following chart represents our contractual cash obligations aggregated by type as of June 30, 2003 (in millions):

                                                               Payments due by period
                                             ---------------------------------------------------------

Contractual Obligations and                             Less than                            More than
Commercial Commitments                        Total       1 Year   2 - 3 Years  4 - 5 Years   5 Years
----------------------                        -----       ------   -----------  -----------   -------
Long-term debt including current portion     $ 400.0     $    --     $    --      $    --     $ 400.0
Operating lease obligations                     17.0         1.4         2.8          2.7        10.1
Purchase obligations                            18.9         1.0         1.0           --        16.9
Interest due on long-term debt                  99.0        18.0        36.0         36.0         9.0
                                             -------     -------     -------      -------     -------
Totals                                       $ 534.9     $  20.4     $  39.8      $  38.7     $ 436.0
                                             =======     =======     =======      =======     =======

Results of Operations

Fiscal Years Ended June 30, 2003, 2002, and 2001

      Revenues. Total revenues for the year ended June 30, 2003 were $146.4 million compared to $75.8 million for the year ended June 30, 2002 and $31.6 million for the year ended June 30, 2001. The components of revenues are net sales and certain contract manufacturing revenues, royalties we earn on the sale of our products by others and contract revenues.

      Net sales and manufacturing revenue increased by 207% to $68.0 million for the year ended June 30, 2003, as compared to $22.2 million for the year ended June 30, 2002. The increase in net sales was due to our commencing of sales of ABELCET in North America in November 2002 and DEPOCYT(R) in January 2003, and increased sales of ADAGEN(R) and ONCASPAR(R). During November 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing for ABELCET from Elan. During the year ended June 30, 2003, we recorded $37.1 million of sales related to the ABELCET Product Line, of which $28.3 million related to sales of the product in North America and $8.8 million related to the shipment of the product which we manufactured and sold to Elan for the international market and other contract manufacturing revenue. During December 2002, we obtained an exclusive license for the right to sell, market and distribute SkyePharma's DEPOCYT. During the year ended June 30, 2003, we recorded DEPOCYT sales of $2.5 million. Sales of ONCASPAR increased by 42% to $12.4 million for the year ended June 30, 2003 from $8.7 million for the year ended June 30, 2002 as a result of our reacquisition in June 2002 of the rights to market and distribute ONCASPAR in certain territories which we had previously licensed to Aventis. Sales of ADAGEN increased by 19% for the year ended June 30, 2003 to $16.0 million, as compared to $13.5 million for the year ended June 30, 2002 due to an increase in the number of patients receiving the drug.

      Net sales increased by 7% to $22.2 million for the year ended June 30, 2002 from $20.8 million for the year ended June 30, 2001. The increase was due to increased ONCASPAR sales due to the lifting during the prior year of all FDA distribution and labeling restrictions that were in place for a portion of fiscal 2001. During the year ended June 30, 2001, the FDA gave final approval to manufacturing changes which we made to correct certain manufacturing problems, and all previously imposed restrictions were lifted. Net sales of ADAGEN were $13.5 million for the year ended June 30, 2002 as compared to $13.4 million in fiscal 2001.

      Royalties for the year ended June 30, 2003 increased to $77.6 million compared to $53.3 million in the prior year. The increase was primarily due to the increased sales by Schering-Plough, our marketing partner, of PEG-INTRON in combination with REBETOL in the U.S. and increased sales of

PEG-INTRON in
Europe.

      Royalties for the year ended June 30, 2002 increased to $53.3 million as compared to $8.3 million for the year ended June 30, 2001. The increase was primarily due to the commencement of sales of PEG-INTRON in combination with REBETOL in the U.S. and increased sales of PEG-INTRON in Europe. PEG-INTRON received marketing approval for use in combination with REBETOL for the treatment of chronic hepatitis C in the European Union in March 2002 and in the U.S. in August 2001. Schering-Plough launched PEG-INTRON as a combination therapy with REBETOL in the U.S. in October 2001.

      Due to the competitive pressure from the launch of Hoffman-LaRoche's PEGASYS, a pegylated version of its interferon product ROFERON-A in December 2002, we believe royalties from sales of PEG-INTRON will decrease or remain flat for the first half of fiscal 2004. Since its launch, PEGASYS has taken market share away from PEG-INTRON and the overall market for pegylated alpha-interferon in the treatment of Hepatitis C has not increased sufficiently so as to offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have flattened or declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and royalties to us. Based on our focused marketing efforts for ABELCET we believe that we have been able to stabilize the pressure from the introduction of new products in the antifungal market and that the product is now back on a growth pattern. We expect sales of DEPOCYT, which are currently running at an annual rate of approximately $5.0 million, to increase over the coming year. We expect ADAGEN and ONCASPAR sales to grow over the next year at similar levels as achieved during the previous twelve months. However, we cannot assure you that any particular sales levels of ABELCET, ADAGEN, ONCASPAR, DEPOCYT or PEG-INTRON will be achieved or maintained.

      Contract revenues for the year ended June 30, 2003 increased to $811,000 as compared to $293,000 the prior year. The increase was related to revenue received from the licensing of our PEG technology to SkyePharma. In connection with such licensing, we received a payment of $3.5 million which is being recognized into income based on the term of the related agreement.

      Contract revenues for the year ended June 30, 2002 decreased by $2.3 million to $293,000, as compared to $2.6 million in the year ended June 30, 2001. The decrease was related primarily to a $2.0 million milestone payment from our development partner Schering-Plough which was earned to a result of the FDA's approval of PEG-INTRON during the year ended June 30, 2001.

      We had export sales and royalties recognized on export sales of $40.2 million for the year ended June 30, 2003, $26.3 million for the year ended June 30, 2002 and $11.2 million for the year ended June 30, 2001. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $35.5 million for the year ended June 30, 2003, $24.9 million for the year ended June 30, 2002 and $10.2 million for the year ended June 30, 2001.

      Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue, increased to 42% for the year ended June 30, 2003 as compared to 27% for the year ended June 30, 2002. The increase was due to higher cost of sales for ABELCET due to certain purchase accounting adjustments to the acquired inventory totaling $8.6 million and as a result of unabsorbed capacity costs. The increase was also due to our reacquisition of ONCASPAR, which resulted in increased cost of sales for the product. Under the reacquisition agreement, we made a $15.0 million payment to Aventis in June 2002 and we pay Aventis a 25% royalty on net sales of ONCASPAR. The royalty and amortization of the $15.0 million payment over a 14 year period are included in cost of sales for the product, accounting for an increase in cost of sales as a percentage of sales.

      Cost of sales and manufacturing revenue, as a percentage of sales, for the year ended June 30, 2002 was 27% as compared to 19% in 2001. This increase was due to lower cost of sales during the previous fiscal year as certain finished goods, which had previously been reserved for due to previously disclosed manufacturing problems related to ONCASPAR, were cleared and sold in fiscal 2001.

      Research and Development. Research and development expenses increased by $2.5 million or 14% to $20.9 million for the year ended June 30, 2003, as compared to $18.4 million for the same period last year. The increase was due to increased spending of approximately $1.7 million related to our single-chain antibody (SCA) collaboration with Micromet AG and increased spending of approximately $1.3 million on our PEG-Camptothecin development program, offset by a reduction of approximately $500,000 due to our January 2003 decision to suspend its Phase I PEG-paclitaxel program.

      Research and development expenses for the year ended June 30, 2002 increased by 41% to $18.4 million as compared to 13.1 million in 2001. The increase was primarily due to the clinical advancement and related clinical trial costs for PEG-camptothecin and PEG-paclitaxel and increased payroll and related expenses.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 2003 increased by $14.0 million to $30.5 million as compared to $16.5 million in 2002. The increase was primarily due to: (i) increased sales and marketing expense of approximately $10.8 million related to the ABELCET acquisition and the sales force acquired from Elan; (ii) increased sales and marketing expense of approximately $4.1 million due to the reacquisition of marketing and distribution rights for ONCASPAR and establishment of an oncology sales force; and (iii) increased general and administrative personnel and related costs of approximately $626,000. These increases were partially offset by a reduction in legal expense of approximately $1.5 million related to the settlement of the prior year's patent litigation with Nektar. During January 2002, we settled our patent infringement suit with Nektar and entered into a broad based technology collaboration.

      Selling, general and administrative expenses for the year ended June 30, 2002 increased by $4.7 million to $16.5 million, as compared to $11.8 million in 2001. The increase was primarily due to increased payroll and related expenditures for additional personnel and costs related to the identification and review of potential strategic alliances to gain access to technologies and products.

      Amortization. Amortization expense increased to $9.2 million for the year ended June 30, 2003 as compared to $142,000 for the prior year as a result of the intangible assets acquired in connection with the ABELCET acquisition during November 2002 and the DEPOCYT license fee in January 2003. Amortization of intangible assets is provided over their estimated lives ranging from 3-15 years on a straight-line basis.

      Write-down of Investment. In January 2002, we entered into a broad strategic alliance with Nektar to co-develop products utilizing both companies' proprietary drug delivery platforms. As a part of this agreement, we purchased $40.0 million of newly issued Nektar preferred convertible stock which is currently convertible into Nektar common stock at a conversion price of $22.79 per share. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. As a result of the continued decline in the price of Nektar's common stock, we determined during the three months ended December 31, 2002 that the decline in the value of its investment in Nektar was other than temporary. Accordingly, we recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment.

      The estimated fair value of the Nektar preferred stock was determined by multiplying the number of shares of common stock that would be received based on the conversion rate in place as of the date of the agreement, ($22.79 per share) by the closing price of Nektar common stock on December 31, 2002, less a 10% discount to reflect the fact that the shares were not convertible as of December 31, 2002, the valuation date.

      Other Income (expense). Interest and dividend income decreased by $9.8 million to $8.9 million for the year ended June 30, 2003, as compared to $18.7 million for the prior year. The decrease was primarily due to a reduction in our interest-bearing investments resulting from our purchase of the North American rights to ABELCET in November 2002 for a cash payment of $360.0 million, plus acquisition costs, as well as a decrease in interest rates. Interest expense remained unchanged from the prior year. The majority of interest expense is related to $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods.

      In connection with the termination of the merger agreement with NPS we received total consideration aggregating $34.6 million. We also recorded $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal and accounting fees). The net gain of $26.9 million was recorded as other income in the Statement of Operations for the year ended June 30, 2003.

      Other income (expense) decreased to $41,000 for the year ended June 30, 2003 as compared to $3.2 million for the prior year, primarily due to a $3.0 million payment received from Nektar in the prior year in connection with the settlement of the patent infringement suit against Nektar's subsidiary Shearwater Corporation, Inc. This one-time payment was reimbursement for expenses we incurred in defending our branched PEG patent.

      Other income (expense) decreased by $6.0 million to $2.1 million for the year ended June 30, 2002. Interest and dividend income increased by $10.3 million to $18.7 million for the year ended June 30, 2002 as compared to $8.4 million for the prior year. The increase in interest income was attributable to an increase in interest bearing investments, primarily due to the issuance of $400.0 million of 4.5% convertible subordinated notes during June 2001. Interest expense increased to $19.8 million from $275,000 for the prior year due to the issuance of the $400.0 million in 4.5% convertible subordinated notes in June 2001. Other income increased to $3.2 million for the year ended June 30, 2002 as compared to $11,000 in the prior year, primarily due to a $3.0 million payment from Nektar in connection with the settlement of the patent infringement suit against Nektar's subsidiary Shearwater Corporation, Inc. This one-time payment was reimbursement for expenses we incurred in defending our branched PEG patent.

      Income Taxes. For the year ended June 30, 2003, we recognized net tax expense of approximately $223,000. Certain tax expense, primarily related to the NPS settlement in June 2003, was offset by the reduction in the valuation allowance based on our net operating loss carryforwards expected to be utilized in the future. We believe it is more likely than not that we will be able to utilize the majority of our net operating loss carryforwards and tax credits, and we therefore recognized $67.5 million of net deferred tax assets. Of these assets, approximately $54.7 million related to net operating losses from stock option exercises which, pursuant to SFAS No. 109, Accounting for Income Taxes, was recorded as an increase in additional paid in capital and not as a credit to income tax expense. The remaining benefit from the reduction of the valuation allowance totaled $11.2 million and was recorded as an income tax benefit in the Statement of Operations. During the year ended June 30, 2003, we sold approximately $6.0 million of our state net operating loss carryforwards for proceeds of $474,000 (which was recorded as a tax benefit) and we purchased approximately $11.8 million of gross state net operating loss carryforwards for $1.1 million. We expect to record a 40% effective tax rate in future years.

      In fiscal 2002, we had a net tax benefit of $9.1 million. We recognized a tax provision in fiscal 2002 which represents our anticipated Alternative Minimum Tax liability based on our fiscal 2003 taxable income. This tax provision was offset by the sale of a portion of our net operating losses to the state of New Jersey. We sold approximately $10.8 million of our state net operating loss carry forwards for proceeds of $857,000. The fiscal 2002 tax provision (benefit) also included a reduction of a portion of our valuation allowance on our deferred tax assets based on future taxable income expected in fiscal 2003. For the year ended June 30, 2001, we recognized a tax provision which represented our anticipated Alternative Minimum Tax liability based on our fiscal 2001 taxable income. The tax provision was offset by the sale of a portion of our net operating losses to the state of New Jersey. During the year ended June 30, 2001, we sold approximately $9.3 million of our state net operating loss carry forwards and recognized a tax benefit of $728,000 from this sale.

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

      Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of June 30, 2003 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

      Revenues from product sales and manufacturing revenue are recognized at the time of shipment and a provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals. We ship product to customers primarily FOB shipping point and utilizes the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured.

      Royalties under our license agreements with third parties are recognized when earned through the sale of the product by the licensor. We do not participate in the selling or marketing of products for which it receives royalties.

      Contract revenues are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events and when the milestone has substance. Non-refundable payments received upon entering into license and other collaborative agreements where we have has continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

      Under the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have significant net deferred tax assets, primarily related to net operating loss carryforwards, and continue to analyze what level of the valuation allowance is needed.

      We assess the carrying value of our cost method investments in accordance with SFAS No. 115 and SEC Staff Accounting Bulletin No. 59. An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances changes.

      In accordance with the provisions of SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination, are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is reviewed for impairment by comparing the carrying value to its fair value. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

Recently Issued Accounting Standards

      In July 2002, FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This adoption did not have any impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of those instruments were previously classified as equity. SFAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances): mandatory redeemable financial instruments; obligations to repurchase the issuer's equity shares by transferring assets; and certain obligations to issue a variable number of its equity shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS 150 to have a material effect on its consolidated financial statements.

      In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FIN 45, a guarantor is required to:

   o measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

   o provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

      The recognition and initial measurement provision was applicable to guarantees issued or modified after December 31, 2002. FIN 45 does not have an impact on our financial position.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of APB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. At June 30, 2003 we were not a party to transactions contemplated under FIN 46.

      In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes.

Risk Factors

      Our business is heavily dependent on the continued sale of PEG-INTRON and ABELCET. If revenues from either of these products fail to increase as anticipated or materially decline, our financial condition and results of operations will be materially harmed.

      Our results of operations are heavily dependent on the revenues derived from the sale and marketing of PEG-INTRON and ABELCET. Under our agreement with Schering-Plough, pursuant to which we applied our PEG technology to develop a modified form of Schering-Plough's INTRON A, we are receiving royalties on worldwide sales of PEG-INTRON. During the fiscal year ended June 30, 2003, total royalties comprised approximately 53% of our total revenues. Hoffmann-La Roche recently received FDA and European Union approval for PEGASYS, which competes with PEG-INTRON in the United States, Europe and Canada. The launch of PEGASYS has led to greater competitive pressure on PEG-INTRON sales. Since its launch, PEGASYS has taken market share away from PEG-INTRON and the overall market for pegylated alpha-interferon in the treatment of Hepatitis C has not increased sufficiently so as to offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have flattened or declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-

INTRON sales and royalties to us. Schering- Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing the product worldwide on an exclusive basis. Schering-Plough received marketing authorization for PEG-INTRON and in PEG-INTRON and REBETOL capsules as combination therapy for the treatment of hepatitis C in U.S. and the European Union. If Schering-Plough fails to effectively market PEG-INTRON or discontinues the marketing of PEG-INTRON for these indications, this would have a material adverse effect on our business, financial condition and results of operations.

      Even though the use of PEG-INTRON as a stand alone therapy and as combination therapy with REBETOL has received FDA approval, we cannot assure you that Schering-Plough will be successful in marketing PEG-INTRON or that Schering-Plough will not continue to market INTRON A, either as a stand-alone product or in combination therapy with REBETOL. The amount and timing of resources dedicated by Schering-Plough to the marketing of PEG-INTRON is not within our control. If Schering-Plough breaches or terminates its agreement with us, the commercialization of PEG-INTRON could be slowed or blocked completely. Our revenues will be negatively affected if Schering-Plough continues to market INTRON A in competition with PEG-INTRON or if it cannot meet the manufacturing demands of the market. In 2001, Schering-Plough was unable to manufacture sufficient quantities of PEG-INTRON to meet market demand due to overwhelming demand for the PEG-INTRON and ribavirin combination therapy. As a result, Schering-Plough implemented a temporary wait list program for newly enrolled patients in order to ensure uninterrupted access for those patients already using PEG-INTRON. As of October 2, 2002, the wait list was terminated as a sufficient quantity of PEG-INTRON and ribavirin was available to meet market demand. If Schering-Plough breaches the agreement, a dispute may arise between us. A dispute would be both expensive and time-consuming and may result in delays in the commercialization of PEG-INTRON, which would likely have a material adverse effect on our business, financial condition and results of operations.

      ABELCET accounts for $37.1 million or approximately 25% of our total revenues and we expect that ABELCET will account for a significant portion of our future total revenues. The entry of new products from Merck and Pfizer in the antifungal market is currently impacting ABELCET sales, as clinicians explore the use of these new therapeutic agents. In addition, Fujisawa Healthcare, Inc. and Gilead Pharmaceuticals are currently marketing AMBISOME, and InterMune, Inc. is marketing AMPHOTEC, each of which is a liposomal version of Amphotericin, for the treatment of fungal infections.AMBISOME and AMPHOTEC compete with ABELCET and sales of these competitive products have resulted in greater competitive pressure on ABELCET sales. We cannot assure you that revenues from the sale and marketing of ABELCET will remain at or above current levels. In addition, our manufacturing facility in Indianapolis manufactures our entire supply of ABELCET. If sales of ABELCET decline, if the Indianapolis facility were to cease operations or if there were a long-term supply interruption due to the facility's decreased production, our financial condition and results of operations will be materially harmed.

      We may not sustain profitability.

      Prior to the fiscal year ended June 30, 2001, we had incurred substantial losses. As of June 30, 2003, we had an accumulated deficit of approximately $27.1 million. Although we earned a profit for the fiscal years ended June 30, 2003, 2002 and 2001, we cannot assure you that we will be able to remain profitable. Our ability to remain profitable will depend primarily on Schering-Plough's effective marketing of PEG-INTRON and our effective marketing of ABELCET, as well as on the rate of growth in our other product sales or royalty revenue and on the level of our expenses. Our ability to achieve long-term profitability will depend upon our or our licensees' ability to obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be commercialized successfully or that our operations will sustain profitability.

      We are subject to extensive regulation. Compliance with these regulations can be costly, time consuming and subject us to unanticipated delays in developing our products.

      The manufacturing and marketing of pharmaceutical products in the United States and abroad are subject to stringent governmental regulation. The sale of any of our products for use in humans in the United States will require the prior approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. ADAGEN was approved by the FDA in 1990. ONCASPAR was approved in the United States and in Germany in 1994, and in Canada in 1997, in each case for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase. ONCASPAR was approved in Russia in April 1993 for therapeutic use in a broad range of cancers. PEG-INTRON was approved in Europe and the United States for the treatment of hepatitis C in May 2000 and January 2001, respectively. ABELCET received U.S. approval in November 1995 and Canadian approval in September 1997. DEPOCYT received U.S. approval in April 1999. Except for these approvals, none of our other products has been approved for sale and use in humans in the United States or elsewhere.

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

      We have experienced problems complying with the FDA's regulations for manufacturing our products, and have had to conduct voluntary recalls of certain of our products. These problems could materially harm our business.

      Manufacturers of drugs also must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before they can be used in commercial manufacturing. We or our present or future suppliers may be unable to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements. We manufacture ABELCET, ONCASPAR and ADAGEN. Schering-Plough is responsible for manufacturing PEG-INTRON and SkyePharma is responsible for manufacturing DEPOCYT.

      ADAGEN and ONCASPAR use our earlier PEG technology which tends to be less stable than the PEG technology used in PEG-INTRON and our products under development. Due, in part, to the drawbacks in the earlier technologies we have had and will likely continue to have potential manufacturing problems with these products.

      Manufacturing and stability problems required us to implement voluntarily recalls for one ADAGEN batch in March 2001 and certain batches of ONCASPAR in June 2002. Voluntary recalls may take place in the future. Mandatory recalls can also take place if regulators or courts require them, even if we believe our products are safe and effective. Recalls result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured. We cannot assure you that a product recall will not materially adversely affect our financial conditions and results of operations or our reputation and relationship with our customers.

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

      Since January 2000, the FDA has conducted follow-up inspections as well as routine inspections of our manufacturing facilities related to ABELCET, ONCASPAR and ADAGEN. Following certain of these inspections, the FDA issued eight Form 483 reports citing deviations from cGMP, the most recent one of which was issued in June 2003. We have or are in the process of responding to such reports with corrective action plans.

      We are aware that the FDA has conducted inspections of certain of the manufacturing facilities of Schering-Plough, and those inspections have resulted in the issuance of Form 483s citing deviations from cGMP.

      If we or our licensees, including Schering-Plough, face additional manufacturing problems in the future or if we or our licensees are unable to satisfactorily resolve current or future manufacturing problems, the FDA could require us or our licensees to discontinue the distribution of our products or to delay continuation of clinical trials. In addition, if we or our licensees, including Schering-Plough, cannot market and distribute our products for an extended period, sales of the products will suffer, which would adversely affect our financial results.

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

      A Phase III clinical trial is being conducted for PEG-INTRON for one cancer indication. Schering-Plough is also in early stage clinical trials for PEG-INTRON in other cancer indications. Schering-Plough is currently conducting late-stage strategic clinical trials for treatment of hepatitis C in Japan. Clinical trials are also being conducted for PEG-INTRON as a long term maintenance therapy (the COPILOT study) and separately as combination therapy with REBETOL in patients with chronic hepatitis C who did not respond to or had relapsed following previous interferon-based therapy. We are currently conducting Phase II clinical trials for PEG-Camptothecin and plan to initiate Phase III clinical trials for ATG-FRESENIUS S during fiscal 2004. The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. If we or the other sponsors of these clinical trials are unable to accrue sufficient clinical patients in such trials during the appropriate period, such trials may be delayed and will likely incur significant additional costs. In addition, FDA or institutional review boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

      If preclinical and clinical testing of one or more of our product candidates does not demonstrate the safety and efficacy of the desired indications, those potential products will fail. Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

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

      o after reviewing test results, we or our strategic partners may abandon projects which we might previously have believed to be promising.

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

      We purchase some of the compounds utilized in our products from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

      We purchase the unmodified compounds utilized in our approved products and products under development from outside suppliers. We may be required to enter into supply contracts with outside suppliers for certain unmodified compounds. For example, we have an agreement with Hoffmann-La Roche Diagnostics GmbH to produce the unmodified adenosine deaminase enzyme used in the manufacture of ADAGEN and agreements with Merck & Co., Inc. and Kyowa Hakko to produce the unmodified forms of L-asparaginase used in the manufacture of ONCASPAR. We have two suppliers that produce the amphotericin used in the manufacture of ABELCET, Bristol-Myers Squibb and Alpharma A.p.S. We have a supply agreement with Bristol-Myers Squibb. If we experience a delay in obtaining or are unable to obtain any unmodified compound, including unmodified adenosine deaminase, unmodified L-asparaginase or amphotericin, on reasonable terms, or at all, it could have a material adverse effect on our business, financial condition and results of operations.

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

      Hoffmann-La Roche Diagnostic GmbH is the only FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in ADAGEN. During 2002 we obtained FDA approval of the use of the ADA enzyme obtained from bovine intestines from cattle of New Zealand origin. New Zealand currently certifies that it's cattle are bovine spongiform encephalopathy (BSE or mad cow disease) free. Beginning in September 2002, the United States Department of Agriculture ("USDA") required all animal-sourced materials shipped to the United States from any European country to contain a veterinary certificate that the product is BSE free, regardless of the country of origin. Our permit issued by the USDA to import ADA expired in March 2003. We currently have more than six months supply of ADA enzyme in inventory and have applied for a new import permit from the USDA. We cannot guarantee that such import permit will be issued. If the USDA fails to issue a new import permit or if our sole supplier is unable or unwilling to continue supplying us with ADA, it is likely that we will be unable to produce or distribute ADAGEN once we utilize our current inventory of ADA enzyme.

      The United States and foreign patents upon which our original PEG technology was based have expired. We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development by our competitors of competitive products.

      Research Corporation Technologies, Inc. held the patent upon which our original PEG technology was based and had granted us a license under such patent. Research Corporation's patent contained broad claims covering the attachment of PEG to polypeptides. However, this United States patent and its corresponding foreign patents expired in December 1996. Based upon the expiration of the Research Corporation patent, other parties will be permitted to make, use or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We cannot assure you that any of these patents will enable us to prevent infringement or that competitors will not develop alternative methods of attaching PEG to compounds potentially resulting in competitive products outside the protection that may be afforded by our patents. We are aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins and other compounds. However, other than Hoffmann-La Roche's PEGASYS, we are unaware of any other PEGylated products that compete with our PEGylated products. The expiration of the Research Corporation patent or other patents related to PEG that have been granted to third parties may have a material adverse effect on our business, financial condition and results of operations.

      The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. We have been issued 118 patents in the United States, many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2004 through 2022. We have also filed and currently have pending 48 patent applications in the United States. Under our license agreements, we have access to large portions of Micromet's and Nektar's patent estates as well as a small number of individually licensed patents. Of the patents owned or licensed by us, 7 relate to PEG-INTRON, 28 relate to ABELCET, 11 relate to PEG-Camptothecin, and 3 relate to DEPOCYT. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional United States patents or foreign patent equivalents will be issued to us. The scope of patent claims for biotechnological inventions is uncertain, and our patents and patent applications are subject to this uncertainty.

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

      Our products may infringe the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

      Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issues patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize at least some of our products. In addition, third parties may assert infringement or other intellectual property claims against us. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify the use of our technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

      We have limited sales and marketing experience, which makes us dependent on our marketing partners.

      We have historically had limited experience in sales, marketing or distribution. In connection with our acquisition of ABELCET business from Elan in November 2002, we acquired a 60-person sales and marketing team. In addition, we have recently acquired marketing rights to DEPOCYT from SkyePharma and reacquired the rights to market and distribute ONCASPAR in the United States and certain other countries in June 2002. Prior to these acquisitions, ADAGEN, which we market on a worldwide basis to a small patient population, was the only product for which we engaged in the direct commercial marketing, and therefore, we are significantly dependent on the ABELCET sales and marketing team to promote ABELCET. We have provided exclusive marketing rights to Schering-Plough for PEG-INTRON worldwide and to MEDAC GmbH for ONCASPAR in most of Europe and parts of Asia. We have an agreement with Nova Factor, Inc. (formerly known as Gentiva Health Services, Inc.) to purchase and distribute ADAGEN, ONCASPAR and DEPOCYT in the United States and Canada. To the extent that we enter into licensing arrangements for the marketing and sale of our future products, we may not be able to enter into or maintain such arrangements on acceptable terms, if at all, and any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources that such third parties devote to our products. In addition, to the extent that we market products directly, significant additional expenditures and management resources would be required to increase the size of our internal sales force. In any sales or marketing effort, we would compete with many other companies that currently have extensive and well-funded sales operations. Our marketing and sales efforts may be unable to compete successfully against other such companies.

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

      Our current development projects require substantial capital. We may require substantial additional funds to conduct research activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of potential products. In addition, we may seek to acquire additional products, technologies and companies, which could require substantial capital. In addition, we cannot be sure that we will be able to continue to obtain significant revenue from PEG-INTRON. Additional funds from other sources may not be available on acceptable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or one or more of our proposed acquisitions of technologies or companies which could materially and adversely affect our business, financial condition and operations.

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

      Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel, which include Arthur J. Higgins, Kenneth J.

Zuerblis and Ulrich Grau, Ph.D. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Although we have employment agreements with Mr. Higgins, Mr. Zuerblis and Dr. Grau, the loss of their services as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our research and development programs and our business.

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

      We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. For example, Hoffmann-La-Roche's PEGASYS has received FDA and European Union approval for treatment of Hepatitis C as a monotherapy and in combination with Ribavirin. PEGASYS competes with PEG-INTRON in the United States and the European Union and has led to greater competitive pressure on PEG-INTRON sales. Since its launch, PEGASYS has taken market share away from PEG-INTRON and the overall market for pegylated alpha-interferon in the treatment of Hepatitis C has not increased sufficiently so as offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have flattened or declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and royalties to us. Similarly, Fujisawa Healthcare, Inc. and Gilead Pharmaceuticals are currently marketing AmBisome, and InterMune, Inc. is marketing Amphotec, each of which is a liposomal version of amphotericin, for the treatment of fungal infections. AmBisome and Amphotec compete with ABELCET and sales of these competitive products have resulted in greater competitive pressure on ABELCET sales. DEPOCYT, an injectable, sustained release formulation of the chemotherapeutic agent cytarabine for the treatment of lymphomatous meningitis, competes with the generic drugs, Cytarabine and Methotrexate, and ONCASPAR, a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase, competes with Asparaginase to treat patients with acute lymphoblastic leukemia.

      Existing and future products, therapies and technological approaches will compete directly with our products. Current and prospective competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. Any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share. Our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

      We may be sued for product liability.

      Because our products and product candidates are new treatments with limited, if any, past use on humans, their use during testing or after approval could expose us to product liability claims. We maintain product liability insurance coverage in the total amount of $65 million for claims arising from the use of our products in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval. We cannot assure you that we will be able to maintain our existing insurance coverage or obtain coverage for the use of our other products in the future. Also, this insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims, and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

      Because of the uncertainty of pharmaceutical pricing, reimbursement and healthcare reform measures, we may be unable to sell our products profitably in the United States.

      The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. In recent years, there have been numerous proposals to change the healthcare system in the United States and further proposals are likely. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, government and private third-party payors are increasingly attempting to contain healthcare costs by limiting both the coverage and the level of reimbursement of drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved health care products.

      Our ability to commercialize our products will depend, in part, on the extent to which reimbursement for the cost of the products and related treatments will be available from third-party payors. If we or any of our collaborators succeeds in bringing one or more products to market, we cannot assure you that third-party payors will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. In addition, lifetime limits on benefits included in most private health plans may force patients to self-pay for treatment. For example, patients who receive ADAGEN are expected to require injections for their entire lives. The cost of this treatment may exceed certain plan limits and cause patients to self-fund further treatment. Furthermore, inadequate third-party coverage may lead to reduced market acceptance of our products. Significant changes in the healthcare system in the United States or elsewhere could have a material adverse effect on our business and financial performance.

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

      Our notes are subordinated to all existing and future indebtedness.

      Our 4.5% convertible subordinated notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization, or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. We are not prohibited from incurring debt, including senior indebtedness, under the indenture. If we were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2003, we had no senior indebtedness outstanding.

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. An adverse effect on the price of our common stock may adversely affect the trading price of the notes. We had 43.5 million shares of common stock outstanding as of June 30, 2003. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of June 30, 2003:

      o Options. Stock options to purchase 3.9 million shares of our common stock at a weighted average exercise price of approximately $35.02 per share; of this total, 1.6 million were exercisable at a weighted average exercise price of $35.62 per share as of such date.

      o Convertible subordinated notes. Notes which will convert to 5.6 million shares of our common stock at a conversion price of $70.98 as of such date.

      The shares of our common stock that may be issued under the options and upon conversion of the Convertible Subordinated Notes are currently registered with the SEC. The shares of common stock that may be issued upon conversion of the Convertible Subordinated Notes are eligible for sale without any volume limitations pursuant to Rule 144(k) under the Securities Act.

      The issuance of preferred stock may adversely affect rights of common stockholders or discourage a takeover.

      Under our certificate of incorporation, our board of directors has the authority to issue up to 3.0 million shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.

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

      As a result of the initial offering of the notes, our long-term debt is $400.0 million. This indebtedness has affected us by:

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

                       RATIO OF EARNINGS TO FIXED CHARGES

      The ratio of earnings to fixed charges was negative for periods before June 30, 2001 because we incurred net losses in the periods prior to that time. The dollar amounts of the deficiencies for these periods and the ratio of earnings to fixed charges for the years ended June 30, 2003, 2002 and 2001 are disclosed below (dollars in thousands):

                                                          Year Ended June 30,
                                         -------------------------------------------------------
                                           2003        2002        2001      2000         1999
                                           ----        ----        ----      ----         ----
Ratio of earnings to fixed charges*         3:1         3:1        21:1         N/A          N/A

Deficiency of earnings available to
    cover fixed charges* ..........         N/A         N/A         N/A     ($6,306)     ($4,919)

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at June 30, 2003 all of our holdings were in instruments maturing in four years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2003 (in thousands).

                            2004         2005         2006        Total      Fair Value
                        ---------------------------------------------------------------
Fixed Rate                $24,747      $27,716      $33,859      $86,322      $86,499
Average Interest Rate        3.31%        1.81%        2.12%        2.36%          --
Variable Rate                  --           --           --           --           --
Average Interest Rate          --           --           --           --           --
                          -----------------------------------------------------------
                          $24,747      $27,716      $33,859      $86,322      $86,499
                          ===========================================================

      Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $327.0 million at June 30, 2003. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

Item 8. Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this report commencing on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

      Evaluation of disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

      The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management, Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on December 2, 2003.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

      (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

  Exhibit                                                                                         Reference
   Number                                        Description                                          No.
   ------                                        -----------                                          ---
    2.1             Mutual Termination Agreement and Release by and among Enzon
                    Pharmaceuticals, Inc., NPS Pharmaceuticals, Inc., Momentum Merger
                    Corporation, Newton Acquisition Corporation and Einstein Acquisition
                    Corporation, dated as of June 4, 2003.                                           +-+-(3)

    3(i)            Certificate of Incorporation as amended                                          ~(3(i))

    3(i)(a)         Amendment to Certificate of Incorporation                                          \\(A)

    3(ii)           By laws, as amended                                                            ^^(3(ii))

    4.1             Indenture dated as of June 26, 2001, between the Company and
                    Wilmington Trust Company, as trustee, including the form of 4 1/2%
                    Convertible Subordinated Note due 2008 attached as Exhibit A thereto           ++++(4.1)

    4.2             Rights Agreement dated May 17, 2002 between the Company and
                    Continental Stock Transfer Trust Company, as rights agent                           ^(1)

    4.3             First Amendment to the Rights Agreement, dated as of February 19,
                    2003 between the Company and Continental Stock Transfer & Trust
                    Company, as rights agent.                                                          +-(1)

    10.1            Form of Change of Control Agreements dated as of January 20, 1995                #(10.2)
                    entered into with a Company's Executive Officer**

    10.2            Lease - 300-C Corporate Court, South Plainfield, New Jersey                      =(10.3)

    10.3            Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway,
                    New Jersey                                                                       #(10.7)

    10.4            Lease 300A-B Corporate Court, South Plainfield, New Jersey                     ++(10.10)

    10.5            Employment Agreement dated May 9, 2001, between the Company and               ///(10.30)
                    Arthur J. Higgins**
    10.6            Amendment dated May 23, 2001, to Employment Agreement between the
                    Company and Arthur J. Higgins dated May 9, 2001**                             ///(10.31)

    10.7            Form of Restricted Stock Award Agreement between the Company and
                    Arthur J. Higgins**                                                            ////(4.3)

    10.8            Modification of Lease Dated May 14, 2003 - 300-C Corporate Court,
                    South Plainfield, New Jersey                                                           *

    10.9            Lease - 685 Route 202/206, Bridgewater, New Jersey                                   ^^^

    10.10           Employment Agreement with Ulrich Grau dated as of March 6, 2002**                    ^^^

    10.11           2001 Incentive Stock Plan**                                                     ~(10.14)

    10.12           Development, License and Supply Agreement between the Company
                    and Schering Corporation; dated November 14, 1990, as amended*                  ~(10.15)

    10.13           Transition Agreement dated July 2, 2002 between the Company and
                    Jeffrey McGuire**                                                              ~~(10.16)

    10.14           Asset Purchase Agreement between the Company and Elan
                    Pharmaceuticals, Inc., dated as of October 1, 2002                                \(2.1)

    10.15           License Agreement between the Company and Elan Pharmaceuticals,               ~~~(10.18)

  Exhibit                                                                                         Reference
   Number                                        Description                                          No.
   ------                                        -----------                                          ---

                    Inc., dated November 22, 2002
    10.16           Option Agreement between the Company and Arthur J. Higgins, dated as          ~~~(10.19)
                    of December 3, 2002**

    10.17           Form of Restricted Stock Agreement between the Company and Arthur J.
                    Higgins **                                                                    ~~~(10.20)

    10.18           Royalty Agreement between the Company and Vivo Healthcare
                    Corporation, dated as of October 16, 2002**                                   ~~~(10.21)

    10.19           Assignment Agreement between the Company and Vivo Healthcare
                    Corporation, dated as of October 16, 2002**                                   ~~~(10.22)

    10.20           Restricted Stock Purchase Agreement dated as of June 4, 2003 by and
                    between Enzon Pharmaceuticals, Inc. and NPS Pharmaceuticals, Inc.                +-+-(4)

    10.21           Registration Rights Agreement dated as of June 4, 2003 by and between
                    Enzon Pharmaceuticals, Inc. and NPS Pharmaceuticals, Inc.                        +-+-(5)

    10.22           Independent Directors' Compensation Arrangement                                        *

    12.1            Computation of Ratio of Earnings to Fixed Charges                                      *

    21.0            Subsidiaries of Registrant                                                             *

    23.0            Consent of KPMG LLP                                                                    *

    31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)                    *
                    (Section 302 Certification), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
                    (Section 302 Certification), as adopted pursuant to Section 302 of
                    the Sarbanes-Oxley Act of 2002                                                         *

    32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002                                                             *

    32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002                                                             *

      *     Filed herewith

      = Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 2-88240-NY) and incorporated herein by reference thereto.

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

      ~ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference thereto.

      ~~ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.

      ~~~ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference thereto.

      \ Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on October 2, 2002 and incorporated herein by reference thereto.

      \\ Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on December 10, 2002 and incorporated herein by reference thereto.

      +- Previously filed as an exhibit to the Company's Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.

      +-+-  Previously filed as an exhibit to the Company's Amendment No. 1 to
            Schedule 13D (File No. 005-46256) filed with the Commission on February 28, 2003 and incorporated herein by reference thereto.

      * Copy omits information for which confidential treatment has been granted.

      ** Required to be filed pursuant to Item 601(b) (10) (ii) (A) or (iii) of Regulation S-K.

                                  EXHIBIT INDEX

  Exhibit
  Numbers                             Description
  -------                             -----------

    10.8 Modification of Lease Dated May 14, 2003 - 300-C Corporate Court, South Plainfield, New Jersey

    10.22      Independent Directors' Compensation Arrangement

    12.1       Computation of Ratio of Earnings to Fixed Charges

    21.0       Subsidiaries of Registrant

    23.0       Consent of KPMG LLP

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 Certification), as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

    32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

              On May 13, 2003, we filed with the Commission a Current Report on Form 8-K dated May 13, 2003 reporting our financial results for the third quarter of fiscal year 2003.

              On June 5, 2003, we filed with the Commission a Current Report on Form 8-K dated June 4, 2003 reporting the mutual termination of the merger agreement that was entered into on February 19, 2003 between NPS Pharmaceuticals, Inc. and Enzon Pharmaceuticals, Inc.

              On June 17, 2003, we filed with the Commission a Current Report on Form 8-K dated June 17, 2003 reporting our agreement with Fresenius in which Fresenius has licensed to Enzon exclusive North American rights to develop and commercialize ATG-FRESENIUS S, a polyclonal antibody preparation used for T-lymphocyte suppression in organ transplant patients.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ENZON PHARMACEUTICALS, INC.
                                                    (Registrant)

Dated: September 29, 2003                     by: /S/ Arthur J. Higgins
                                                 -------------------------------
                                                 Arthur J. Higgins
                                                 Chairman, President and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Name                                         Title                           Date
         ----                                         -----                           ----
/S/ Arthur  J. Higgins                      Chairman, President and             September 29, 2003
---------------------------------           Chief Executive Officer
Arthur J. Higgins                           (Principal Executive Officer)


/S/ Kenneth J. Zuerblis                     Vice President Finance,             September 29, 2003
---------------------------------           Chief Financial Officer
Kenneth J. Zuerblis                         (Principal Financial and
                                            Accounting Officer) and
                                            Corporate Secretary


/S/ David S. Barlow                         Director                            September 29, 2003
---------------------------------
David S. Barlow


/S/ Rolf A. Classon                         Director                            September 29, 2003
---------------------------------
Rolf A. Classon


/S/ Rosina B. Dixon                         Director                            September 29, 2003
---------------------------------
Rosina B. Dixon


/S/ David W. Golde                          Director                            September 29, 2003
---------------------------------
David W. Golde


/S/ Robert LeBuhn                           Director                            September 29, 2003
---------------------------------
Robert LeBuhn


/S/ Robert  L. Parkinson, Jr.               Director                            September 29, 2003
---------------------------------
Robert L . Parkinson, Jr.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      Index

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:
         Consolidated Balance Sheets - June 30, 2003 and 2002                F-3
         Consolidated Statements of Operations - Years ended
          June 30, 2003, 2002 and 2001                                       F-4
         Consolidated Statements of Stockholders' Equity -
          Years ended June 30, 2003, 2002 and 2001                           F-5
         Consolidated Statements of Cash Flows - Years ended
          June 30, 2003, 2002 and 2001                                       F-7
         Notes to Consolidated Financial Statements - Years ended
          June 30, 2003, 2002 and 2001                                       F-8

Consolidated Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts                    F-38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited the consolidated financial statements of Enzon Pharmaceuticals, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG LLP

Short Hills, New Jersey
August 13, 2003

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2003 and 2002
                (Dollars in thousands, except per share amounts)

                                                                         2003           2002
                                                                      ---------      ---------
ASSETS
 Current assets:
     Cash and cash equivalents                                        $  66,752      $ 113,858
      Short-term investments                                             25,047         75,165
      Accounts receivable, net                                           33,173         26,050
      Inventories                                                        11,786          2,214
      Deferred tax assets                                                14,564             --
      Other current assets                                                1,525          4,175
                                                                      ---------      ---------
Total current assets                                                    152,847        221,462
                                                                      ---------      ---------
Property and equipment, net                                              32,593         10,102
Marketable securities                                                    61,452        295,991
Investments in equity securities and convertible note                    56,364         48,382
Deferred tax assets                                                      52,889          8,342
Amortizable intangible assets, net                                      211,975         14,610
Goodwill                                                                150,985             --
Other assets                                                              9,461         11,859
                                                                      ---------      ---------
                                                                        575,719        389,286
                                                                      ---------      ---------
Total assets                                                          $ 728,566      $ 610,748
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                  $  12,809      $   4,526
    Accrued expenses                                                     12,450          6,175
    Accrued interest                                                      9,000          9,000
    Income taxes payable                                                  2,274             --
                                                                      ---------      ---------
Total current liabilities                                                36,533         19,701
                                                                      ---------      ---------
     Accrued rent                                                           449            552
     Notes payable                                                      400,000        400,000
                                                                      ---------      ---------
                                                                        400,449        400,552
                                                                      ---------      ---------
Commitments and contingencies
Stockholders' equity:
     Preferred stock-$.01 par value, authorized 3,000,000 shares;
       issued and outstanding, no shares in 2003 and 7,000 shares
       in 2002 (liquidation preference aggregating  $347 in 2002)            --             --
     Common stock-$.01 par value, authorized 90,000,000 shares
       issued and outstanding 43,518,359 shares in 2003 and
       42,999,823 shares in 2002                                            435            430
    Additional paid-in capital                                          322,488        262,854
    Accumulated other comprehensive income (loss)                          (159)         1,096
    Deferred compensation                                                (4,040)        (1,202)
    Accumulated deficit                                                 (27,140)       (72,683)
                                                                      ---------      ---------
Total stockholders' equity                                              291,584        190,495
                                                                      ---------      ---------
Total liabilities and stockholders' equity                            $ 728,566      $ 610,748
                                                                      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2003, 2002 and 2001
                (Dollars in thousands, except per share amounts)

                                                     2003          2002          2001
                                                  ---------      --------      --------
Revenues:
    Product sales, net                            $  59,264      $ 22,183      $ 20,769
    Manufacturing revenue                             8,742            --            --
    Royalties                                        77,589        53,329         8,251
    Contract revenue                                    811           293         2,568
                                                  ---------      --------      --------
    Total revenues                                  146,406        75,805        31,588
                                                  ---------      --------      --------
Costs and expenses:
   Cost of sales and manufacturing revenue           28,521         6,078         3,864
   Research and development                          20,969        18,427        13,052
   Selling, general and administrative               30,571        16,545        11,796
   Amortization of acquired intangibles               9,211           142            --
   Write-down of carrying value of investment        27,237            --            --
                                                  ---------      --------      --------

    Total costs and expenses                        116,509        41,192        28,712
                                                  ---------      --------      --------
    Operating income                                 29,897        34,613         2,876
                                                  ---------      --------      --------
Other income (expense):
    Interest and dividend income                      8,942        18,681         8,401
    Interest expense                                (19,828)      (19,829)         (275)
    Merger termination fee, net                      26,897            --            --
    Other                                                41         3,218            11
                                                  ---------      --------      --------
                                                     16,052         2,070         8,137
                                                  ---------      --------      --------
Income before tax provision (benefit)                45,949        36,683        11,013

   Tax provision (benefit)                              223        (9,123)         (512)
                                                  ---------      --------      --------

Net income                                        $  45,726      $ 45,806      $ 11,525
                                                  =========      ========      ========

Basic earnings per common share                   $    1.06      $   1.07      $   0.28
                                                  =========      ========      ========
Diluted earnings per common share                 $    1.05      $   1.04      $   0.26
                                                  =========      ========      ========

Weighted average number of common
 shares outstanding - basic                          43,116        42,726        41,602
                                                  =========      ========      ========
Weighted average number of common shares
and dilutive potential common shares
outstanding                                          43,615        44,026        43,606
                                                  =========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2003, 2002 and 2001
                                 (In thousands)

                                             Preferred stock        Common stock
                                         ----------------------   ---------------------
                                                                                         Additional     Other
                                         Number of       Par       Number of    Par        Paid-in   Comprehensive
                                           Shares       Value       Shares      Value      Capital   Income (Loss)
                                           ------       -----       ------      -----      -------   -------------
Balance, June 30, 2000                       7        $      --      40,838   $     408   $ 250,568           --
Common stock issued for exercise of
  non-qualified stock options               --               --       1,033          11       5,345           --
Issuance of restricted common stock         --               --          25          --       1,535           --
Common stock issued on conversion
  of common stock warrants                  --               --          94           1         168           --
Common stock issued for Independent
  Directors' Stock Plan                     --               --           1          --          66           --
Amortization of deferred compensation       --               --          --          --          --           --
Comprehensive income:
  Net income                                --               --          --          --          --           --
  Net change in unrealized gain on
  available for sale securities             --               --          --          --          --          885
                                          ----        ---------   ---------   ---------   ---------    ---------
Total comprehensive income                  --               --          --          --          --          885
                                          ----        ---------   ---------   ---------   ---------    ---------
Balance, June 30, 2001                       7               --      41,991         420     257,682          885
Common stock issued for exercise of
  non-qualified stock options                                --       1,009          10       5,172           --
Common stock issued for Independent
  Directors' Stock Plan                     --               --          --          --          --           --
Amortization of deferred compensation       --               --          --          --          --           --
Comprehensive income:
  Net income                                --               --          --          --          --           --
  Net change in unrealized gain on
    available for sale securities           --               --          --          --          --          211
                                          ----        ---------   ---------   ---------   ---------    ---------
Total comprehensive income                  --               --          --          --          --          211
                                          ----        ---------   ---------   ---------   ---------    ---------
Balance, June 30, 2002, carried forward      7               --      43,000   $     430   $ 262,854    $   1,096


                                           Deferred    Accumulated
                                         Compensation    Deficit      Total
                                         ------------    -------      -----
Balance, June 30, 2000                           --    ($130,014)   $ 120,962
Common stock issued for exercise of
  non-qualified stock options                    --           --        5,356
Issuance of restricted common stock          (1,535)          --           --
Common stock issued on conversion
  of common stock warrants                       --           --          169
Common stock issued for Independent
  Directors' Stock Plan                          --           --           66
Amortization of deferred compensation            26           --           26
Comprehensive income:
  Net income                                     --       11,525       11,525
  Net change in unrealized gain on
  available for sale securities                  --           --          885
                                          ---------    ---------    ---------
Total comprehensive income                       --       11,525       12,410
                                          ---------    ---------    ---------
Balance, June 30, 2001                       (1,509)    (118,489)     138,989
Common stock issued for exercise of
  non-qualified stock options                    --           --        5,182
Common stock issued for Independent
  Directors' Stock Plan                          --           --           --
Amortization of deferred compensation           307                       307
Comprehensive income:
  Net income                                     --       45,806       45,806
  Net change in unrealized gain on
    available for sale securities                --           --          211
                                          ---------    ---------    ---------
Total comprehensive income                       --       45,806       46,017
                                          ---------    ---------    ---------
Balance, June 30, 2002, carried forward     ($1,202)    ($72,683)   $ 190,495

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                         Years ended 2003, 2002 and 2001
                                 (In thousands)

                                                    Preferred stock          Common stock
                                                ------------------------  ---------------------
                                                                                                 Additional      Other
                                                   Number of     Par      Number of     Par       Paid-in    Comprehensive
                                                    Shares      Value      Shares      Value       Capital   Income (Loss)
                                                    ------      -----      ------      -----       -------   -------------
Balance, June 30, 2002, brought forward                 7           --      43,000   $     430   $ 262,854      $   1,096
Common stock issued for exercise of
  non-qualified stock options                          --           --         305           3       1,370             --
Issuance of restricted common stock                    --           --         200           2       3,558             --
Amortization of deferred compensation                  --           --          --          --          --             --
Conversion and redemption of preferred stock           (7)          --          14          --         (25)            --
Dividends on preferred stock                           --           --          --          --          --             --
Tax benefit recognized related to stock option
  exercises                                            --           --          --          --      54,731             --
Comprehensive income:
  Net income                                           --           --          --          --          --             --
  Net change in unrealized gain on
    available for sale securities                      --           --          --          --          --         (1,255)
                                                     ----    ---------   ---------   ---------   ---------      ---------
  Total comprehensive income                           --           --          --          --          --         (1,255)
                                                     ----    ---------   ---------   ---------   ---------      ---------
Balance, June 30, 2003                                 --           --      43,519   $     435   $ 322,488          ($159)
                                                     ====    =========   =========   =========   =========      =========


                                                  Deferred    Accumulated
                                                Compensation    Deficit       Total
                                                ------------    -------       -----
Balance, June 30, 2002, brought forward            ($1,202)     ($72,683)   $ 190,495
Common stock issued for exercise of
  non-qualified stock options                                        --        1,373
Issuance of restricted common stock                 (3,560)          --           --
Amortization of deferred compensation                  722           --          722
Conversion and redemption of preferred stock            --           --          (25)
Dividends on preferred stock                            --         (183)        (183)
Tax benefit recognized related to stock option
  exercises                                             --           --       54,731
Comprehensive income:
  Net income                                            --       45,726       45,726
  Net change in unrealized gain on
    available for sale securities                       --           --       (1,255)
                                                 ---------    ---------    ---------
  Total comprehensive income                            --       45,726       44,471
                                                 ---------    ---------    ---------
Balance, June 30, 2003                             ($4,040)    ($27,140)   $ 291,584
                                                 =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2003, 2002 and 2001
                             (Dollars in thousands)

                                                                  2003         2002         2001
                                                                  ----         ----         ----
Cash flows from operating activities:
    Net income                                                 $  45,726    $  45,806    $  11,525
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                               13,264          972          587
      Amortization of bond premium/discount                       (1,261)      (2,680)        (831)
      Amortization of debt issue costs                             1,829        1,829           --
      Deferred income taxes                                       (4,379)      (9,000)          --
      Non-cash expense for issuances of common stock                 830          391          179
      Non-cash write down of carrying value of  investment        27,237           --           --
      Non-cash merger termination fee                            (34,552)          --           --
 Changes in operating assets and liabilities:
    Increase in accounts receivable, net                          (7,123)     (14,963)      (5,645)
    Increase in inventories                                       (1,000)        (362)        (906)
    (Increase) decrease in other current assets                    2,649       (1,337)        (567)
    (Increase) decrease in deposits                                  571         (386)        (101)
    Increase (decrease) in accounts payable                        8,283         (144)       2,205
    Increase (decrease) in accrued expenses                        6,276        1,981       (1,032)
    Increase in accrued interest                                      --        8,750          250
    Increase in income taxes payable                               2,274           --           --
    Decrease in accrued rent                                        (104)         (29)         (26)
                                                               ---------    ---------    ---------
      Net cash provided by operating activities                   60,520       30,828        5,638
                                                               ---------    ---------    ---------
Cash flows from investing activities:
    Purchase of property and equipment                           (11,225)      (7,503)      (2,079)
    Purchase of intangible asset                                      --      (15,000)          --
    Acquisition of ABELCET business                             (369,265)          --           --
    License of DEPOCYT product                                   (12,186)          --           --
    Purchase of cost method investments                               --      (48,341)          --
    Proceeds from sale of marketable securities                  369,226      270,549           25
    Purchase of marketable securities                           (142,232)    (511,997)    (163,241)
    Maturities of marketable securities                           57,000       80,260       45,303
    Decrease in long-term investments                                 --         (260)         (21)
                                                               ---------    ---------    ---------
      Net cash used in investing activities                     (108,682)    (232,292)    (120,013)
                                                               ---------    ---------    ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                         1,265        5,098        5,438
    Redemption of preferred stock                                    (26)          --           --
    Proceeds from issuance of notes                                   --           --      400,000
    Preferred stock dividend paid                                   (183)          --           --
    Debt issue costs                                                  --           --      (12,775)
                                                               ---------    ---------    ---------
      Net cash provided by financing activities                    1,056        5,098      392,663
                                                               ---------    ---------    ---------
        Net increase (decrease) in cash and cash equivalents     (47,106)    (196,366)     278,288
Cash and cash equivalents at beginning of year                   113,858      310,224       31,936
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year                       $  66,752    $ 113,858    $ 310,224
                                                               =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    Years ended June 30, 2003, 2002 and 2001

(1)   Company Overview

      Enzon Pharmaceuticals, Inc. ("Enzon" or "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company was originally incorporated in 1981. The Company's operations include sales of ADAGEN(R), ONCASPAR(R), DEPOCYT (See Note 15) and ABELCET (See Note 5), royalties on sales of PEG-INTRON(R), sales of its products for research purposes, technology transfers and license fees. The manufacturing and marketing of pharmaceutical products in the United States is subject to stringent governmental regulation, and the sale of any of the Company's products for use in humans in the United States requires the prior approval of the United States Food and Drug Administration ("FDA").

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

      Marketable Securities

      The Company classifies its investments in debt and marketable equity securities as available-for-sale since the Company does not have the intent to hold them to maturity. Debt and marketable equity securities are carried at fair market value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, included in the determination of comprehensive income and reported in stockholders' equity. The fair value of substantially all securities is determined by quoted market prices.

      The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income. The cost of securities is based on the specific identification method. Dividend and interest income are recognized when earned.

      A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

         The amortized cost, gross unrealized holding gains or losses, and fair avalue for the Company's available-for-sale securities by major security type at June 30, 2003 were as follows (in thousands):

                                          Gross         Gross
                                        Unrealized    Unrealized
                           Amortized      Holding       Holding     Fair Market
                             Cost          Gains        Losses        Value*
                          -----------   -----------   -----------   -----------
    U.S. Government
          agency debt     $    26,518   $       166   $        --   $    26,684
    U.S. corporate debt        59,804            11            --        59,815
                          -----------   -----------   -----------   -----------
                          $    86,322   $       177            --   $    86,499
                          ===========   ===========   ===========   ===========

      * Included in short-term investments $25,047 and marketable securities $61,452.

      The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2002 were as follows (in thousands):

                                           Gross         Gross
                                        Unrealized    Unrealized
                           Amortized      Holding       Holding     Fair Market
                             Cost          Gains        Losses        Value*
                          -----------   -----------   -----------   -----------
    U.S. Government
          agency debt     $   339,638   $     2,052   $        --   $   341,690
    U.S. corporate debt        29,764            --          (298)       29,466
                          -----------   -----------   -----------   -----------
                          $   369,402   $     2,052         ($298)  $   371,156
                          ===========   ===========   ===========   ===========

      * Included in short-term investments $75,165 and marketable securities $295,991.

      The amortized cost, gross unrealized holding gains or losses, and fair value for securities held-to-maturity by major security type at June 30, 2001 were as follows (in thousands):

                                            Gross         Gross
                                         Unrealized    Unrealized
                            Amortized      Holding       Holding     Fair Market
                              Cost          Gains        Losses        Value*
                           -----------   -----------   -----------   -----------
     U.S. Government
           agency debt     $    19,921   $       467   $        --   $    20,388
     U.S. corporate debt       171,807           520          (253)      172,074
     Foreign corporate debt     13,542           151            --        13,693
                           -----------------------------------------------------
                           $   205,270   $     1,138         ($253)  $   206,155
                           ===========   ===========   ===========   ===========

      * Included in short-term investments $129,520 and marketable securities $76,635.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Gross realized gains from the sale of investment securities include in income for the year ended June 30, 2003, 2002 and 2001 were $2.3 million, $1.2 million and $178,000, respectively.

      Maturities of debt securities classified as available-for-sale at June 30, 2003 were as follows (in thousands):

                                      Amortized Cost        Fair Market Value
         Years ended June 30,       ------------------    ----------------------
         2004                            $24,747                  $25,047
         2005                             27,716                   27,739
         2006                             33,859                   33,713
                                         -------                  -------
                                         $86,322                  $86,499
                                         =======                  =======

      Financial instruments

      The carrying values of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses included in the Company's consolidated balance sheets approximated their fair values at June 30, 2003 and 2002.

      Revenue Recognition

      Revenues from product sales and manufacturing revenue are recognized at the time of shipment and a provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns (estimates are based on historical trends). These sales provision accruals are presented as a reduction of the accounts receivable balances and totaled $8.1 million, including $6.3 million of reserve for chargebacks, as of June 30, 2003. The Company continually monitors the adequacy of the accrual by comparing the actual payments to the estimates used in establishing the accrual. The Company ships product to customers FOB shipping point and utilizes the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured.

      Royalties under the Company's license agreements with third parties are recognized when earned through the sale of product by the licensor. The Company does not participate in the selling or marketing of products for which it receives royalties.

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

      Inventories

      Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of raw materials, labor and overhead.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Property and Equipment

      Property and equipment are stated at cost. Depreciation of fixed assets is provided by straight-line methods over estimated useful lives. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged to operations as incurred; significant renewals and improvements are capitalized.

      Business Combinations

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Subsequent to SFAS 141 becoming effective, the Company completed the acquisition of ABELCET product line, which was accounted for using the purchase method of accounting.

      Goodwill and Other Intangible Assets

      Goodwill represents the excess of costs over the fair value of identifiable net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. In accordance with the provisions of SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination, are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is reviewed for impairment by comparing the carrying value to its fair value. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

      At the time of adoption of SFAS No. 142, the Company did not have any goodwill or other intangible assets with an indefinite useful life. As of June 30, 2003, the Company does not have intangibles with indefinite useful lives, other than goodwill.

      Long-Lived Assets

      SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on July 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

      Derivative Financial Instruments

      The Company addresses certain financial exposures through a controlled program of risk management that, at times subsequent to June 30, 2003, includes the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the shares of NPS Pharmaceuticals received in June 2003 as a result of the termination of the proposed merger between the Company and NPS Pharmaceuticals (see Note 13). The contract has been designated as a fair value hedge and accordingly, the change in fair value of the derivative will be recorded in other comprehensive income or in the income statement depending on its effectiveness in fiscal year 2004 and beyond. The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether a derivative is highly effective in offsetting changes in fair value of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      Research and Development

      All research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs.

      Income Taxes

      The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. Tax benefits for stock option exercise deductions are recognized as an increase in additional paid in capital.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Stock-Based Compensation Plans

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant of options to employees and members of the Board of Directors only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

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

      The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS No. 123 had been applied (in thousands, except per share amounts):

                                                                     Years ended June 30,
                                                                 -----------------------------
                                                                  2003       2002       2001
                                                                  ----       ----       ----
Net income applicable to common stockholders:
  As reported                                                    $45,726    $45,806    $11,525
  Add stock-based employee compensation
       expense included in reported net income, net of tax (1)       433        307         26
  Deduct total stock-based employee
       compensation expense determined under
       fair-value-based method for all awards, net of tax (1)     (8,933)   (22,751)    (9,916)
                                                                 -------    -------    -------
  Pro forma                                                      $37,226    $23,362    $ 1,635
                                                                 =======    =======    =======

Net income per common share-basic:
  As reported                                                    $  1.06    $  1.07    $  0.28
  Pro forma                                                      $  0.86    $  0.55    $  0.04
Net income per common share-diluted
  As reported                                                    $  1.05    $  1.04    $  0.26
  Pro forma                                                      $  0.85    $  0.53    $  0.04

      (1) Information for 2003 has been tax effected using a 40% estimated tax rate. Information for 2002 and 2001 has not been tax effected as a result of the Company's utilization of net operating loss carryforwards in those years.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The pro forma effects on net income applicable to common stockholders and net income per common share for 2003, 2002 and 2001 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

      The weighted-average fair value per share was $12.50, $29.27 and $40.19 for stock options accounted for under SFAS No. 123 and EITF No. 96-18 granted in 2003, 2002 and 2001, respectively. The Company estimated the fair values using the Black-Scholes option pricing model and used the following assumptions:

                                                   Years ended June 30,
                                                --------------------------
                                                2003       2002       2001
                                                ----       ----       ----
      Risk-free interest rate                   2.97%      4.00%      5.72%
      Expected stock price volatility             75%        78%        83%
      Expected term until exercise (years)      4.21       4.23       4.28
      Expected dividend yield                      0%         0%         0%

      Cash Flow Information

      Cash payments for interest were approximately $18.0 million, $9.3 million and $25,000 for the years ended June 30, 2003, 2002 and 2001, respectively. There were $2.1 million of tax payments made for the year ended June 30, 2003. There were no income tax payments made for the years ended June 30, 2002 and 2001.

      Reclassifications

      The Company made certain reclassifications to the 2002 and 2001 financial statements to conform to the 2003 presentation.

(3)   Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity .

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table reconciles net income to comprehensive income (in thousands):

                                                             June 30,
                                                  -----------------------------
                                                    2003       2002      2001
                                                  --------    -------   -------
      Net income                                  $ 45,726    $45,806   $11,525
        Unrealized gain (loss) on securities
          that arose during the year
          net of tax provision (benefit) of
          ($345,000), $658,000 and $0 for
          2003, 2002 and 2001, respectively          1,007        211       885
        Reclassification adjustment for gain
          included in net income                    (2,262)        --        --
                                                  --------    -------   -------
                                                    (1,255)       211       885
                                                  --------    -------   -------
      Total comprehensive income                  $ 44,471    $46,017   $12,410
                                                  ========    =======   =======

(4)   Earnings Per Common Share

      Basic earnings per share is computed by dividing the net income available to common stockholders adjusted for only cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the years ended June 30, 2003, 2002 and 2001, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the outstanding Series A Preferred Stock. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of June 30, 2003, 2002 and 2001, the Company had 6,514,000, 6,955,000 and 9,866,000
dilutive potential common shares outstanding respectively, that could potentially dilute future earnings per share calculations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for Common Stockholders for the years ended June 30, 2003, 2002 and 2001 (in thousands):

                                                               Years ended June 30,
                                                         ------------------------------
                                                           2003       2002       2001
                                                         --------   --------   --------
      Net income                                         $ 45,726   $ 45,806   $ 11,525
      Less:  preferred stock dividends                         11         14         14
                                                         --------   --------   --------
      Net income available to common
      stockholders                                       $ 45,715   $ 45,792   $ 11,511
                                                         ========   ========   ========

      Weighted average number of
         common shares issued and
         outstanding - basic                               43,116     42,726     41,602
      Effect of dilutive common stock equivalents:
         Conversion of preferred stock                         13         16         16
         Exercise of non-qualified
           stock options                                      486      1,284      1,988
                                                         --------   --------   --------
                                                           43,615     44,026     43,606
                                                         ========   ========   ========

(5)   Business Combination

      (a)   Acquisition of ABELCET Product Line

            On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (Amphotericin B Lipid Complex Injection) (the "ABELCET Product Line") from Elan Corporation, plc, for $360.0 million plus acquisition costs of approximately $9.3 million. The acquisition is being accounted for by the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations", with the results of operations and cash flows for the ABELCET Product Line included in the Company's consolidated results from the date of acquisition.

            The total purchase price of the acquisition was (in thousands):

             Cash                                         $360,000
             Acquisition costs, primarily legal,
                 investment banking and accounting fees      9,264
                                                          --------
                                                          $369,264
                                                          ========

         The purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of identifiable assets and liabilities acquired amounted to $151.0 million and was allocated to goodwill.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table summarizes the estimated fair values of the assets acquired as of the acquisition date (in thousands):

      Inventories                              $  8,572
      Property, plant and equipment              13,707
      Amortizable intangible assets             196,000
      Goodwill                                  150,985
                                               --------
                                               $369,264
                                               ========

      Property, plant and equipment and intangible assets were recorded at the estimated fair value of the assets. Amortizable intangible assets include the following components as determined by a third party valuation (in thousands):
                                                       Estimated
                                                         lives
                                                       ---------

      Product Patented Technology           $ 64,400   12 years
      Manufacturing Patent                    18,300   12 years
      NDA Approval                            31,100   12 years
      Trade name and other product rights     80,000   15 years
      Manufacturing Contract                   2,200    3 years
                                            --------
                                            $196,000
                                            ========

      Amortization expense for these intangibles and certain other product acquisition costs (See Note 15) for the next five fiscal years is expected to be approximately $15.5 million per year. Goodwill will not be amortized but will be tested for impairment at least annually. For income tax purposes, the entire amount of goodwill is deductible and is being amortized over a 15 year period.

      (b) Elan Manufacturing Agreements

      As a part of the ABELCET acquisition, the Company entered into a long-term manufacturing and supply agreement with Elan, whereby it manufactures two products for Elan, ABELCET and MYOCET. Under the terms of the ABELCET acquisition agreement, Elan has retained the rights to market ABELCET in any markets outside of the US, Canada and Japan.

      The manufacturing agreement with Elan requires the Company to supply Elan with ABELCET and MYOCET through November 21, 2011. From the period November 22, 2002 until June 30, 2004, the Company is supplying ABELCET and MYOCET at fixed transfer prices which approximates its manufacturing cost. From July 1, 2004 to the termination of the agreement, the Company will supply these products at manufacturing cost plus fifteen percent.

      The agreement also provides that until June 30, 2004, Enzon shall calculate the actual product manufacturing costs on an annual basis and, to the extent that this amount is greater than the respective transfer prices, Elan shall reimburse Enzon for such differences. Conversely, if such actual manufacturing costs are less than the transfer price, Enzon shall reimburse Elan for such differences. In addition, for the periods from closing to June 30, 2003 and the one year period ended June 30, 2004, respectively, Elan is responsible for reimbursing Enzon for Elan's share of the plant's excess capacity for such periods. This calculation is based on Elan's portion of the total products manufactured at the plant.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      (c) Pro Forma Financial Information

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

      The following unaudited pro forma results of operations of the Company for the year ended June 30, 2003 and 2002, respectively, assumes the acquisition of the ABELCET Product Line occurred as of July 1, 2001 and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                               Years ended June 30,
                                              -----------------------
                                                  2003       2002
                                                  ----       ----
                                                   (Unaudited)

        Product sales                           $104,408   $118,672
        Total revenues                           182,808    173,294
        Net income                                45,240     60,416
        Pro forma earnings per share:
           Basic                                $   1.05   $   1.41
           Diluted                              $   1.04   $   1.37

(6)   Inventories

      Inventories consist of the following (in thousands):

                                                Years ended June 30,
                                              -----------------------
                                                  2003       2002
                                                  ----       ----
          Raw materials                         $  4,349   $    827
          Work in process                          3,392      1,043
          Finished goods                           4,045        344
                                                --------   --------
                                                $ 11,786   $  2,214
                                                ========   ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)   Property and Equipment

      Property and equipment consist of the following (in thousands):

                                                                Estimated
                                         Years ended June 30,  useful lives
                                         --------------------  ------------
                                             2003      2002
                                             ----      ----
        Land                              $ 1,500   $    --
        Building                            4,800        --        7 years
        Leasehold improvements             13,881     8,690     3-15 years
        Equipment                          21,097     9,123      3-7 years
        Furniture and fixtures              2,564     1,362        7 years
        Vehicles                               55        55        3 years
                                          -------   -------
                                           43,897    19,230
        Less:  Accumulated depreciation
         and amortization                  11,304     9,128
                                          -------   -------
                                          $32,593   $10,102
                                          =======   =======

      During the years ended June 30, 2003 and 2002, the Company's fixed asset disposals were approximately $270,000 and $1,454,000, respectively. The Company also disposed of $269,000 and $1,454,000 in fully depreciated assets during the year ended June 30, 2003 and 2002, respectively.

      Depreciation and amortization charged to operations relating to property and equipment totaled $2,444,000, $817,000 and $442,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

(8)   Accrued Expenses

      Accrued expenses consist of (in thousands):

                                    Years ended June 30,
                                    --------------------
                                        2003     2002
                                        ----     ----
        Accrued wages and vacation   $ 4,157   $3,685
        Accrued Medicaid rebates       1,904    1,418
        Unearned revenue               3,146      183
        Other                          3,243      889
                                     -------   ------
                                     $12,450   $6,175
                                     =======   ======

(9)   Long-term debt

      In June 2001, the Company completed a private placement of $400.0 million in Convertible Subordinated Notes due July 1, 2008 (the "Notes"). The Company received net proceeds from this offering of $387.2 million, after deducting costs associated with the offering. The net amount of the debt issue costs totaled $9.1 million at June 30, 2003 and are included in other assets in the accompanying balance sheet. The Notes bear interest at an annual rate of 4.5%. Accrued interest on the Notes was approximately $9.0 million as of June 30, 2003. The holders may convert all or a portion of the Notes into Common Stock at any time on or before July 1, 2008. The Notes are convertible into Common Stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The Notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, the Company may redeem any or all of the Notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a "fundamental change", as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem the Notes at a price equal to 100 percent of the principal amount. In August 2001, the Company filed a registration statement which was declared effective by the U.S. Securities and Exchange Commission covering the resale of the Notes and the Common Stock issuable upon conversion of the Notes. The fair value of the 4.5% Notes was approximately $327.0 million and $286.5 million at June 30, 2003 and 2002, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued



(10)  Stockholders' Equity

      During May 2002, the Company adopted a shareholder rights plan ("Rights Plan"). The Rights Plan involves the distribution of one preferred share purchase right ("Right") as a dividend on each outstanding share of the Company's common stock to each holder of record on June 3, 2002. Each right shall entitle the holder to purchase one-thousandth of a share of Series B Preferred Stock ("Preferred Shares") of the Company at a price of $190.00 per one-thousandth of Preferred Share. The Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company's common stock while the stockholder rights plan remains in place, then, unless (1) the rights are redeemed by the Company for $0.01 per right or (2) the Board of Directors determines that a tender or exchange offer for all of the outstanding Common Stock of the Company is in the best interest of the Company and the stockholders, the rights will be exercisable by all right holders except the acquiring person or group for one share of the Company or in certain circumstances, shares of the third party acquiror, each having a value of twice the Right's then-current exercise price. The Rights will expire on May 16, 2012.

      Series A Preferred Stock

      During the year ended June 30, 2003, the remaining outstanding 6,000 shares of the Company's Series A Preferred Stock were converted to 13,636 shares of Common Stock. Accrued dividends of $156,000 on the Series A Preferred Shares that were converted, were settled by cash payments. Additionally, cash payments totaling $4.00 were made for fractional shares related to the conversions. During the fiscal year ended June 30, 2003 the remaining 1,000 shares of Series A Preferred Stock were redeemed and settled by a cash payment of $25,000 and accrued dividends of $26,000. There were no conversions of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock" or "Series A Preferred Shares") during the years ended June 30, 2002 and 2001.

      The Company's Series A Preferred Shares were convertible into Common Stock at a conversion rate of $11 per share. The value of the Series A Preferred Shares for conversion purposes was $25 per share. Holders of the Series A Preferred Shares were entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. As of June 30, 2002 and 2001, undeclared accrued dividends in arrears were $172,000 or $24.54 per share and $158,000 or $22.54 per share, respectively. Due to the conversion or redemption of all Series A Preferred shares prior to June 30, 2003 all dividends have been settled as of June 30, 2003.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Common Stock

      During the year ended June 30, 2003, the Company issued 200,000 shares of restricted common stock to its President and Chief Executive Officer. Total compensation expense of approximately $3.6 million, calculated based on the fair value of the shares on the issuance date, is being recognized in 2003 over the five year vesting period.

      During the year ended June 30, 2001, the Company issued 25,000 shares of restricted Common Stock to its President and Chief Executive Officer. Such shares were issued in conjunction with an employment agreement and vest ratably over five years. Total compensation expense of approximately $1.5 million is being recognized over the five year vesting period.

      The board of directors has the authority to issue up to 3.0 million shares of preferred stock, par value $0.01 per share, and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval.

      Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

      As of June 30, 2003, the Company has reserved its common shares for special purposes as detailed below (in thousands):

        Non-Qualified and Incentive Stock Option Plans            4,689
        Shares issuable upon conversion of Notes                  5,635
                                                                 ------
                                                                 10,324
                                                                 ======

      In August 2003, the Company issued 155,000 shares of restricted common stock to certain executives. Total compensation expense of $1.76 million will be recognized beginning in fiscal 2004 over a five year period.

      Common Stock Warrants

      As of June 30, 2003, 2002 and 2001, there were no warrants outstanding.

      During the year ended June 30, 2001, warrants were exercised to purchase 94,000 shares of the Company's Common Stock. Of this amount, 34,000 warrants were issued in connection with the Company's January and March 1996 private placements of Common Stock and 60,000 were issued during the year ended June 30, 1999 as compensation for consulting services.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(11)  Independent Directors' Stock Plan

      On December 3, 1996, the stockholders voted to approve the Company's Independent Directors' Stock Plan, which provides for compensation in the form of quarterly grants of Common Stock to non-executive, independent directors serving on the Company's Board of Directors. Each independent director is granted shares of Common Stock equivalent to $2,500 per quarter plus $500 per Board of Director's meeting attended. The number of shares issued is based on the fair market value of Common Stock on the last trading day of the applicable quarter. In October 2000, the Compensation Committee of the Board of Directors amended the Plan to provide that the Independent Directors will be entitled to elect to receive up to 50% of the fees payable in cash with the remainder of the fee to be paid in Common Stock. During the years ended June 30, 2003, 2002 and 2001, the Company issued 2,500, 1,000 and 1,000 shares of Common Stock, respectively, to independent directors, pursuant to the Independent Directors' Stock Plan. The stock payments are included in stockholders equity. Commencing with the stock issuable for the quarter ended March 31, 2002, the Compensation Committee has determined to issue the common stock previously issuable to the independent directors under the Independent Director's Stock Plan under the Company's 2001 Incentive Stock Plan which was approved by the Company's stockholders in December 2001.

      Through December 31, 2002, the Company's Independent Directors received compensation for serving on the Board of Directors payable in shares of the Company's common stock or a combination of shares of common stock and cash under the Company's Independent Directors Stock Plan. In September of 2002 the Compensation Committee of the Board of Directors decided to terminate the Independent Directors Stock Plan as a stand-alone plan and to instead issue shares of the Company's common stock under the Independent Directors Stock Plan pursuant to the 2001 Incentive Stock Plan. During fiscal 2003, each Independent Director was entitled to compensation of $2,500 per quarter and $500 for each meeting attended by such Independent Director under the Independent Director's Stock Plan. In 2002, in connection with the reduction of shares subject to the option granted under the regular grant to Independent Directors the Compensation Committee of the Board of Directors approved a change, effective for the quarter ended March 31, 2002 and for each quarter thereafter, to the compensation under the Independent Directors Stock Plan to include the payment of $500 for committee meetings attended by the Independent Directors which are held on a day when no Board of Directors meeting is held. Under the Independent Directors' Stock Plan the Independent Directors are entitled to elect to receive up to 50% of the fees payable under the Independent Directors' Stock Plan in cash, with the remainder of the fees to be paid in shares of the Company's common stock. Fees payable and shares issuable under the Independent Director's Stock Plan are paid annually at the end of the calendar year.

(12)  Stock Option Plans

      As of June 30, 2003, 4,689,000 shares of Common Stock were reserved for issuance pursuant to options under two separate plans, the Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 2001 Incentive Stock Plan (the "2001 Incentive Stock Plan"), which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options granted must be at least 100% of the fair market value of the stock at the time the option is granted. Options may be exercised for a period of up to ten years from the date they are granted.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In November 1987, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"). Some of the options granted contain accelerated vesting provisions, under which the vesting and exercisability of such shares will accelerate if the closing price of the Company's Common Stock exceeds $100 per share for at least twenty consecutive days as reported by the NASDAQ National Market. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

      In October 2001, the Board of Directors adopted, and in December 2001 the stockholders approved, the 2001 Incentive Stock Plan. The 2001 Incentive Stock Plan provides for the grant of stock options and other stock-based awards to employees, officers, directors, consultants, and independent contractors providing services to Enzon and its subsidiaries as determined by the Board of Directors or by a committee of directors designated by the Board of Directors to administer the 2001 Incentive Stock Plan.

      The following is a summary of the activity in the Company's Stock Option Plans which include the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan (shares in thousands):

                                                                        Weighted
                                                                        Average
                                                                        Exercise           Range of
                                                           Shares        Price              Prices
                                                           ------        -----              ------
Outstanding at June 30, 2000                               3,206         $ 7.35        $  1.88 to $69.50

 Granted at exercise prices which equaled
  the fair market value on the date of grant               1,150         $56.79        $ 44.75 to $73.22
 Exercised                                                (1,033)        $ 5.25        $  2.06 to $39.94
 Canceled                                                    (39)        $36.31        $ 14.13 to $58.63
                                                          ------
Outstanding at June 30, 2001                               3,284         $24.98        $  1.88 to $73.22

 Granted at exercise prices which equaled
  the fair market value on the date of grant               1,399         $44.39        $ 25.10 to $65.86
 Exercised                                                (1,008)        $ 4.13        $  2.00 to $37.38
 Canceled                                                    (31)        $41.56        $ 22.31 to $70.69
                                                          ------
Outstanding at June 30, 2002                               3,644         $38.07        $  1.88 to $73.22

 Granted at exercise prices which equaled
  the fair market value on the date of grant               1,133         $19.65        $ 11.35 to $24.76
 Exercised                                                  (305)        $ 4.49        $  2.03 to $14.13
 Canceled                                                   (534)        $40.63        $ 11.70 to $71.00
                                                          ------
Outstanding at June 30, 2003                               3,938         $35.02        $  1.88 to $73.22
                                                          ======

      Of the options the Company granted for 245,000 options and 700,000 options for fiscal year ended June 30, 2002 and 2001, respectively contain accelerated vesting provisions based on the achievement of certain milestones.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      As of June 30, 2003, the Stock Option Plans had options outstanding and exercisable by price range as follows (shares in thousands):

                                                Weighted
                                                Average        Weighted                     Weighted
            Range of                           Remaining       Average                      Average
            Exercise           Options        Contractual      Exercise      Options        Exercise
             Prices          Outstanding          Life          Price      Exercisable       Price
             ------          -----------          ----          -----      -----------       -----
        $1.87  - $ 6.50            499            3.69          $ 4.44           499         $ 4.44
        $11.35 - $16.86            209            7.70          $14.48           104         $14.79
        $16.97 - $17.80            287            9.43          $17.75            --             --
        $18.04 - $22.31            470            9.06          $20.09            27         $22.31
        $23.03 - $28.17            635            8.97          $26.52           104         $28.07
        $29.75 - $44.75            539            7.41          $43.10           230         $42.62
        $45.98 - $57.67            770            8.42          $54.55           239         $55.22
        $58.38 - $70.00            497            7.84          $67.99           375         $67.84
        $71.00 - $73.22             32            7.32          $71.24            14         $71.22
                                 -----                                         -----
                                 3,938            7.88          $35.02         1,592         $35.62
                                 =====                                         =====

      In August 2003, the Company granted 256,000 options to its employees at an exercise price of $11.37 under its Stock Option Plan (fair value on the date of grant). The options vest over a period of four years.

(13)  Merger Termination Agreement

      On February 19, 2003, the Company entered into an agreement and plan of merger with NPS Pharmaceuticals, Inc. ("NPS"). On June 4, 2003, the merger agreement was terminated. In accordance with the mutual termination agreement between the two companies, the Company received 1.5 million shares of NPS common stock. The termination agreement imposes certain restrictions with respect to the transferability of the underlying shares including limiting the maximum number of shares that can be transferred each month after the registration statement relating to the shares is declared effective to 125,000 shares. Considering such restrictions, 1.1 million shares were valued at the fair value of NPS stock on June 4, 2003 in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) of $26.7 million and the balance of 375,000 shares were considered as restricted stock as defined under the scope exception provisions of SFAS 115. The restricted stock was valued at $7.8 million by applying a 12% discount on the related fair value based on a valuation performed by an independent third-party consulting firm. Total consideration received aggregated $34.6 million. The Company also recorded $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal and accounting fees). The net gain of approximately $26.9 million was recorded as other income in the Consolidated Statement of Operations for the year ended June 30, 2003.

      As of June 30, 2003, the investment in NPS shares of common stock was valued at $35.2 million, which is included in investments in equity securities and convertible note on the accompanying balance sheet, the composition of which was as follows (in thousands):

       Valued at fair value (including unrealized gain of $667)   $27,382

       Valued as restricted stock                                   7,837
                                                                  -------
                                                                  $35,219
                                                                  =======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of NPS common stock. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, terms are structured so that the Company's investment in NPS stock, when combined with the value of the equity collar, should secure ultimate cash proceeds in the range of 85%-108% of the market value per share of $24.67 on the date the collar was entered into. The collar is considered a derivative hedging instrument and as such, the Company will periodically measure its fair value and recognize the derivative as an asset or a liability. The change in fair value will be recorded in other comprehensive income or in the statement of operations depending on its effectiveness. When the underlying shares become unrestricted and freely tradable, the Company is required to deliver as posted collateral a corresponding number of NPS Common Stock with the financial institution. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005 at which time the Company will receive its proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires the company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

(14)  Income Taxes

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

      The components of the income tax provision (benefit) are summarized as follows (in thousands):

                                                    June 30,
                                        --------------------------------
                                          2003        2002        2001
                                        --------    --------    --------
       Current:
            Federal                     $     --    $     --    $    217
            State                          6,589        (857)       (729)
                                        --------    --------    --------
       Total current                       6,589        (857)       (512)
                                        --------    --------    --------

       Deferred:
            Federal                       (5,454)     (6,132)         --
            State                           (912)     (2,134)         --
                                        --------    --------    --------
       Total deferred                     (6,366)     (8,266)         --
                                        --------    --------    --------
       Income tax provision (benefit)   $    223    ($ 9,123)   $   (512)
                                        ========    ========    ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table represents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

                                                                June 30,
                                                    --------------------------------
                                                      2003        2002        2001
                                                    --------    --------    --------
      Income tax expense
        computed at federal
        statutory rate                              $ 16,082    $ 12,839    $  3,855

      Add (deduct) effect of:
          State income taxes (including sale
          and purchase of state net operating
          loss carryforwards), net of federal tax      3,690      (1,931)       (474)

      Federal tax benefit through
          utilization of net operating loss
          carryforwards against current               (8,349)    (13,116)     (3,983)
          period income

      Reduction in beginning of year
         Valuation allowance                         (11,200)     (6,915)         --
                                                    --------    --------    --------
                                                    $    223    ($ 9,123)   ($   512)
                                                    ========    ========    ========

      During 2003, 2002 and 2001, the Company recognized a tax benefit of $474,000, $857,000 and $728,000 respectively, from the sale of certain state net operating loss carryforwards.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      At June 30, 2003 and 2002, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                June 30,
                                                         --------------------
  Deferred tax assets:                                     2003        2002
                                                         --------    --------
  Inventories                                            $    335    $     49
  Compensation                                                992         271
  Returns and allowances                                    3,313          --
  Research and development credits carryforward            10,408      12,009
  Federal AMT credits                                       1,447          --
  Deferred revenue                                          1,319         396
  Write down of carrying value of investment               11,126          --
  Federal and state net operating loss carryforwards       53,698      74,574
  Other                                                     1,164       1,216
                                                         --------    --------

  Total gross deferred tax assets                          83,802      88,515

  Less valuation allowance                                (12,884)    (78,809)
                                                         --------    --------

                                                           70,918       9,706
                                                         --------    --------

  Deferred tax liabilities:
  Goodwill                                                 (2,399)         --
  Unrealized gain on securities                              (345)       (658)
  Book basis in excess of tax basis of acquired assets       (721)       (706)
                                                         --------    --------
                                                           (3,465)     (1,364)
                                                         --------    --------
  Net deferred tax assets                                $ 67,453    $  8,342
                                                         ========    ========

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2003, the Company had Federal net operating loss carryforwards of approximately $134.0 million and combined state net operating loss carryforwards of approximately $114.0 million that will expire in the years 2004 through 2021. The Company also has federal research and development tax credit carryforwards of approximately $9.8 million for tax reporting purposes, which expire in the years 2004 to 2021. In addition, the Company has $528,000 of state research and development tax credit carryforwards, which will expire in the year 2010. The Company's ability to use the net operating loss and research and development tax credit carryforwards are subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

      As of June 30, 2003, management believes that it is more likely than not that the deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations, and has recognized approximately $67.5 million as a net deferred tax asset at June 30, 2003 related to the expected future profits (approximately $54.0 million of the deferred tax asset that was recognized in 2003 relates to net operating losses generated through the exercise of stock options for which the tax benefit was recorded as additional paid in capital). The Company has retained a valuation allowance of $12.8 million with respect to certain capital losses and federal research and development credits at June 30, 2003 as the ultimate utilization of such losses and credits is uncertain and will continue to reassess the need for such valuation allowance in accordance with SFAS 109 based on the future operating performance of the Company. At June 30, 2002 the valuation allowance covered all the net operating losses except the expected fiscal 2003 usage based on projected earnings, which at the time was the only portion deemed more likely than not to be utilized.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


      The net operating loss carryforward stated above, includes $2.5 million from the acquisition of Enzon Labs, Inc. the utilization of which is limited to a maximum of $615,000 per year.

(15)  Significant Agreements

      Schering Agreement

      In November 1990, the Company entered into an agreement with Schering-Plough. Under this agreement, Schering-Plough agreed to apply Enzon's PEG technology to develop a modified form of Schering-Plough's INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval and marketing and manufacturing the product worldwide on an exclusive basis and the Company receives royalties on worldwide sales of PEG-INTRON for all indications. The royalty percentage to which the Company is entitled will be lower in any country where a pegylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON, where such third party is not Hoffmann-La Roche.

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

      In January 2001, the Company earned a final $2.0 million milestone payment upon the FDA's approval of PEG-INTRON and in February 2000 the Company earned a $1.0 million milestone payment when the FDA accepted the Biologics License Application, or BLA, for PEG-INTRON filed by Schering-Plough. These milestone payments were recognized when received, as the earnings process was complete. Schering-Plough's obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent of the Company to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Schering-Plough has the right to terminate this agreement at any time if the Company fails to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

      Aventis Agreement

      During June 2002, the Company amended its license agreement with Aventis to reacquire rights to market and distribute ONCASPAR in the United States, Mexico, Canada and the Asia/Pacific region. In return for the marketing and distribution rights the Company paid Aventis $15.0 million and pays a 25% royalty on net sales of ONCASPAR through 2014. The $15.0 million dollar payment is being amortized over its useful life of 14 years. The amortization and the 25% royalty payment to Aventis are included in cost of sales for the product. Prior to the amendment, Aventis was responsible for the marketing and distribution of ONCASPAR. Under the previous agreement Aventis paid the Company a royalty on net sales of ONCASPAR of 27.5% on annual sales up to $10.0 million and 25% on annual sales exceeding $10.0 million.

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

      Under the Company's license agreement with Aventis in effect prior to the June 2002 amendment discussed above (the "Prior License Agreement"), Enzon granted an exclusive license to Aventis to sell ONCASPAR in the U.S. Enzon has received licensing payments totaling $6.0 million and was entitled to royalties on net sales of ONCASPAR. During July 2000, the Company further amended the license agreement with Aventis to increase the base royalty payable to the Company on net sales of ONCASPAR from 23.5% to 27.5% on annual sales up to $10.0 million and 25% on annual sales exceeding $10.0 million. These royalty payments included Aventis' cost of purchasing ONCASPAR under a separate supply agreement. The agreement was also extended until 2016. Additionally, the Prior License Agreement eliminated the super royalty of 43.5% on net sales of ONCASPAR which exceeded certain agreed-upon amounts. The Prior License Agreement also provided for a payment of $3.5 million in advance royalties, which was received in January 1995.

      As part of the June 2002 amendment, the remaining unpaid royalty advance on the balance sheet of $1.0 million was eliminated. This was offset against the $15.0 million payment to Aventis and the net $14 million is included in amortizable intangible assets, net and is being amortized over 14 years, the estimated remaining life of ONCASPAR.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

      MEDAC Agreement

      The Company also amended the exclusive license to MEDAC to sell ONCASPAR and any PEG-asparaginase product, developed by the Company or MEDAC, during the term of the agreement in most of Europe and part of Asia. The Company's supply agreement with MEDAC provides for MEDAC to purchase ONCASPAR from the Company at a certain established price. MEDAC is also responsible to pay the Company a royalty on units sold. Under the license agreement, MEDAC is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, MEDAC is required to meet certain minimum purchase requirements. The Company signed the amended license agreement with MEDAC in January 2003.

      Nektar Agreement

      In January 2002, the Company entered into a broad strategic alliance with Nektar Therapeutics that includes the following components:

      o The companies entered into a product development agreement to jointly develop three products to be specified over time using Nektar's Enhance(TM) pulmonary delivery platform and SEDS(TM) supercritical fluids platform. Nektar will be responsible for formulation development, delivery system supply, and in some cases, early clinical development. The Company will have responsibility for most clinical development and commercialization. This agreement terminates in January 2007 unless terminated earlier by either party upon 90 days notice of a material breach or 15 days notice of a payment default.

      o The two companies will also explore the development of single-chain antibody (SCA) products for pulmonary administration.

      o The Company has entered into a cross-license agreement with Nektar under which each party has crosslicensed to the other party certain patents. The Company also granted to Nektar the right to grant sub-licenses under certain of the Company's PEG patents to third parties. The Company will receive a royalty or a share of profits on final product sales of any products that use its patented PEG technology. The Company anticipates that it will receive 0.5% or less of Hoffmann-LaRoche's sales of PEGASYS, which represents equal profit sharing with Nektar on this product. There are currently two PEG products licensed through the Company's Nektar partnership in late stage clinical trials, MACUGEN (pegatanib) for age-related macular degeneration and diabetic macular edema and CDP-870, an anti-TNF therapy for rheumatoid arthritis, both of which are being developed by Pfizer. The Company retains the right to use all of its PEG technology and certain of Nektar's PEG technology for its own product portfolio, as well as those products it develops in co-commercialization collaborations with third parties. This agreement expires upon the later of the expiration of the last licensed

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

            patent or the date the parties are no longer required to pay royalties. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 90 days of the receipt of written notice from the non-breaching party or upon the declaration of bankruptcy by the other party.

      o The Company purchased $40 million of newly issued Nektar convertible preferred stock in January 2002. The preferred stock is convertible into Nektar common stock at a conversion price of $22.79 per share. In the event Nektar's common stock price three years from the date of issuance of the preferred stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. As a result of the continued decline in the price of Nektar's common stock, the Company determined during the three months ended December 31, 2002 that the decline in the value of its investment in Nektar was other than temporary. Accordingly, the Company recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment.

      o The two companies also agreed in January 2002 to a settlement of the patent infringement suit the Company filed in 1998 against Nektar's subsidiary, Shearwater Polymers, Inc. Nektar has a license under the contested patents pursuant to the cross-license agreement. The Company received a one-time payment of $3.0 million from Nektar to cover expenses incurred in defending its branched PEG patents.

      Micromet Agreement

      On April 10, 2002, the Company announced a multi-year strategic collaboration with Micromet AG ("Micromet"), a private company based in Munich, Germany, to identify and develop the next generation of antibody-based therapeutics. Under the terms of the agreement, the Company and Micromet (collectively, the Partners) agreed to combine their significant patent estates and complementary expertise in single-chain antibody ("SCA") technology to create a leading platform of therapeutic products based on antibody fragments. Enzon and Micromet will share equally the costs of research and development, and plan to share the revenues generated from technology licenses and from future commercialization of any developed products. Following the termination or expiration of the agreement, the rights to antibody-based therapeutics identified or developed by Enzon and Micromet will be determined in accordance with the United States rules of inventorship. In addition, Enzon will acquire the rights to any PEGylation inventions. The agreement can be terminated by either party upon a material breach of the agreement by the other party. Research and development expenses incurred by the Company in connection with such collaboration agreement totaled $1.7 million and $0 million for the year 2003 and 2002, respectively.

      In addition to the R&D collaboration, the Company made an $8.3 million investment into Micromet in the form of a note of Micromet which bears interest at 3% and is payable in March 2006. This note is convertible into Micromet Common Stock at a price of $1,015 per share at the election of either party and is classified as investments in equity securities and convertible note in the Consolidated Balance Sheets.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The parties have entered into a cross-license agreement for their respective SCA intellectual property and have decided to jointly market their combined SCA to third parties. Micromet will be the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership, for which the parties will share equally in the costs and revenues.

      SkyePharma Agreement

      In January 2003, the Company entered into a strategic alliance with SkyePharma, PLC based on a broad technology access agreement. The two companies agreed to jointly develop up to three products for future commercialization. These products are based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and certain of the Company's proprietary PEG modification technology, for which the Company received $3.5 million technology access fee. This non-refundable upfront license fee, which was recorded as unearned revenue in accrued expenses, is being ratably recognized as revenue over the development agreement period of four years. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development. Research and development costs related to the technology alliance is being shared equally based on an agreed upon annual budget, as will future revenues generated from the commercialization of any jointly-developed products.

      Effective December 31, 2002, the Company obtained an exclusive license for the right to sell, market and distribute SkyePharma's DEPOCYT(R), an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis in the United States and Canada. Under the terms of the agreement, Enzon paid a license fee of $12.0 million for the North American rights to DEPOCYT which is being amortized over a 10 year period and charged to cost of sales. SkyePharma manufactures DEPOCYT and Enzon purchases finished product at 35% of net sales, which amount can be reduced should certain defined sales target be exceeded.

      The Company is required to purchase minimum levels of finished product for calendar year 2003 (90% of the previous year's sales by SkyePharma) and $5.0 million for each subsequent calendar year. SkyePharma is also entitled to a milestone payment of $5.0 million if the Company's sales of the product are over a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if Enzon's sales exceed an annualized run rate of $25.0 million for four consecutive quarters. The Company is also responsible for a $10.0 million milestone payment if the product receives approval for Neo-plastic Meningitis prior to December 31, 2006. This milestone payment is incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an ENZON approval after December 31, 2007. The Company's license is for an initial term of ten years and is automatically renewable for successive two year terms thereafter. The Company has recorded the $12.0 million payment in amortizable intangible assets, net which is being amortized over a ten year period.

      Fresenius Agreement

      During June 2003 the Company licensed the North American right to develop and commercialize ATG-Fresenius S from Fresenius Biotechnology. Under this agreement, the Company is responsible for obtaining regulatory approval of the product in the U.S. The Company will make milestone payments to Fresenius of $1.0 million upon approval of the first IND and upon the Company's submission of a biologics license application with the FDA, if any. Fresenius will be responsible for manufacturing and supplying the product to the Company and the Company is required to purchase all of the finished product from Fresenius for net sales of the product in North America. The Company will purchase finished product at 40% of net sales, which percentage can be reduced should certain defined sales targets be exceeded. The Company is required to purchase a minimum of $2.0 million of product in the first year after commercial introduction and $5.0 million in the second year, with no minimum purchase requirements thereafter. Fresenius will supply the product to the Company without charge for the clinical trials for the first indication. For subsequent trials, the Company will purchase the clinical supplies from Fresenius.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(16)  Commitments and Contingencies

      The Company's permit issued by the United States Department of Agriculture ("USDA") to import ADA expired in March 2003. The Company currently has more than six months supply of ADA enzyme in inventory and has applied for a new import permit from the USDA. The Company cannot guarantee that such import permit will be issued. If the USDA fails to issue a new import permit or if the Company's sole supplier is unable or unwilling to continue supplying the Company with ADA, it is likely that the Company will be unable to produce or distribute ADAGEN once it utilizes it's current inventory of ADA enzyme.

      The Company has agreements with certain members of its upper management, which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has an employment agreement with its Chief Executive Officer and certain members of upper management which provides for severance payments.

      The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

(17)  Leases

      The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease-terms for the operating leases expire at various dates between 2004 and 2021 and each agreement includes renewal options.

      Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2003 are (in thousands):

                  Year ending                               Operating
                  June 30,                                    leases
                  --------                                    ------
                    2004                                      $ 1,403
                    2005                                        1,391
                    2006                                        1,398
                    2007                                        1,421
                    2008                                        1,239
                  Thereafter                                   10,155
                                                              -------
                  Total minimum lease payments                $17,007
                                                              =======

      Rent expense amounted to $1.3 million, $847,000 and $856,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

(18)  Retirement Plans

      The Company maintains a defined contribution 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. Total Company contributions for the years ended June 30, 2003, 2002, and 2001 were $375,000, $196,000 and $156,000, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(19)  Business and Geographical Segments

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

            Revenues consisted of the following (in thousands):

                                            Years ended June 30,
                                       ------------------------------
                                         2003       2002       2001
                                       --------   --------   --------
           Product sales, net
              ADAGEN                   $ 16,025   $ 13,441   $ 13,369
              ONCASPAR                   12,432      8,742      7,400
              DEPOCYT                     2,458         --         --
              ABELCET                    28,349         --         --
                                       --------   --------   --------
              Total product sales        59,264     22,183     20,769
               Manufacturing revenue      8,742         --         --
              Royalties                  77,589     53,329      8,251
              Contract revenue              811        293      2,568
                                       --------   --------   --------
           Total revenues              $146,406   $ 75,805   $ 31,588
                                       ========   ========   ========

      During the years ended June 30, 2003, 2002 and 2001, the Company had export sales and royalties recognized on export sales of $40.2 million, $26.3 million and $11.2 million, respectively. Of these amounts, sales and royalties in Europe and royalties recognized on sales in Europe represented $35.5 million, $24.9 and $10.2 million during the years ended June 30, 2003, 2002 and 2001, respectively.

      Outside the United States, the Company principally sells: 1) ADAGEN(R) in Europe 2) ONCASPAR in Germany 3) DEPOCYT(R) in Canada and 4) ABELCET in Canada. Information regarding revenues attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Information is as follows ( in thousands):

                                            Years ended June 30,
                                       ------------------------------
                                         2003       2002       2001
                                       --------   --------   --------
           Revenues:
              United States            $106,160   $ 49,503   $ 20,427
              Foreign countries          40,246     26,302     11,161
                                       --------   --------   --------
                 Total revenues        $146,406   $ 75,805   $ 31,588
                                       ========   ========   ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(20)  Write-down of Investment

      In January 2002, the Company entered into a broad strategic alliance with Nektar Therapeutics to co-develop products utilizing both companies' proprietary drug delivery platforms. As a part of this agreement, the Company purchased $40 million of newly issued Nektar convertible preferred stock which is currently convertible into Nektar common stock at Enzon's option at a conversion price of $22.79 per share. The investment represented approximately 3% of Nektar's equivalent common shares outstanding at the time of issuance. Under the cost method of accounting, non-marketable investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

      As a result of the continued decline in the price of Nektar's common stock, the Company determined that as of December 31, 2002 the decline in the value of its investment in Nektar was other than temporary. Accordingly, during the second quarter of its fiscal year 2003, the Company recorded a write down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment which was determined during the quarter ended December 31, 2002 by multiplying the number of shares of common stock that would be received based on the conversion rate in place as of the date of the agreement ($22.79 per share) by the closing price of Nektar common stock on December 31, 2002, less a 10% discount to reflect the fact that the shares were not convertible as of December 31, 2002, the valuation date.

      As of June 30, 2003, the carrying value of the Nektar investment, which is included in investments in equity securities and convertible note on the accompanying Consolidated Balance Sheet, was $12.8 million ($7.27 per share). The closing price of Nektar common stock was $9.17 per share on June 30, 2003.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(21)  Quarterly Results of Operations (Unaudited)

      The following table presents summarized unaudited quarterly financial data (in thousand, except per share amounts):

                                                      Three Months Ended
                            ----------------------------------------------------------------------------
                            September 30,  December 31,      March 31,      June 30,      Fiscal Year
                                2002           2002            2003           2003            2003
                            ----------------------------------------------------------------------------
Revenues                      $ 25,067       $ 31,497        $ 43,163       $ 46,679        $146,406
Gross Profit (1)                 4,144          4,187          15,556         15,598          39,485
Tax Provision (Benefit)            261            245             156           (439)            223
Net income (loss)             $ 12,784       ($15,244)       $  7,634       $ 40,552        $ 45,726
                              ========       ========        ========       ========        ========

Net income (loss) per
  common share:
     Basic                    $   0.30       $  (0.35)       $   0.18       $   0.94        $   1.06
     Diluted                  $   0.29       $  (0.35)       $   0.17       $   0.93        $   1.05

Weighted average
  number of shares of
  common stock
  outstanding-basic             42,980         43,011          43,192         43,264          43,116

Weighted average
number of shares of
  common stock and
  diluted potential
  common shares                 43,681         43,011          43,634         43,609          43,615

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                                                             Three Months Ended
                                 --------------------------------------------------------------------------
                                 September 30,  December 31,      March 31,       June 30,      Fiscal Year
                                     2001           2001            2002            2002            2002
                                 --------------------------------------------------------------------------
Revenues                           $ 12,144       $ 18,602        $ 19,844        $ 25,215        $ 75,805
Gross Profit (1)                      3,707          4,417           4,336           3,645          16,105
Tax Provision (Benefit)                  86           (182)           (267)         (8,760)         (9,123)
Net income                         $  4,230       $  8,645        $ 12,167        $ 20,764        $ 45,806
                                   ========       ========        ========        ========        ========

Net income per
   common share:
     Basic                         $   0.10       $   0.20        $   0.28        $   0.48        $   1.07
     Diluted                       $   0.10       $   0.20        $   0.28        $   0.47        $   1.04

Weighted
   average number
   of shares of
   common stock
   outstanding-basic                 42,122         42,767          42,969          42,982          42,726

Weighted
   average number
   of shares of
   common stock and
   dilutive potential
   common shares                     43,923         43,959          43,934          43,840          44,026

(1) Gross profit is calculated as the aggregate of product sales, net and manufacturing revenue less cost of sales and manufacturing revenue.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 Schedule II - Valuation and qualifying accounts
                                 (In thousands)

                                   Balance at             Additions              Deductions -    Balance at end of
                                  beginning of  ------------------------------     describe           period
                                     period      Charged to     Charged to
                                                 costs and   other accounts -
                                                  expenses       describe
                                 -----------------------------------------------------------------------------------
Year ended June 30, 2003
   Allowance for chargebacks,
   returns and cash discounts           --              --      $18,997 (1)      (10,886) (2)         $8,111

(1)   Amounts are recognized as a reduction from gross sales.

(2)   Chargebacks, returns and cash discounts processed.

                                  EXHIBIT INDEX

Exhibit                                                                                             Page
Numbers                                         Description                                        Number
-------                                         -----------                                        ------
10.8             Modification of Lease Dated May 14, 2003 - 300-C Corporate Court,
                 South Plainfield, New Jersey                                                        E-2

10.22            Independent Directors' Compensation Arrangement                                     E-5

12.1             Computation of Ratio of Earnings to Fixed Charges                                   E-6

21.0             Subsidiaries of Registrant                                                          E-7

23.0             Consent of KPMG LLP                                                                 E-8

31.1             Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (Section
                 302 Certification), as Adopted Pursuant to Section 302 of the                       E-9
                 Sarbanes - Oxley Act of 2002

31.2             Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (Section
                 302 Certification),as Adopted Pursuant to Section
                 302 of the Sarbanes - Oxley Act of 2002                                             E-10

32.1             Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002                 E-11

32.2             Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
                 Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002                 E-12