Form 10-Q
period 2003-09-30
ENZON PHARMACEUTICALS  INC
filed 2003-11-14
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12957

                           ENZON PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                         22-2372868
(State or Other Jurisdiction of Incorporation or               (I.R.S. Employer
              Organization)                                  Identification No.)

    685 Route 202/206, Bridgewater, New Jersey                      08807
     (Address of Principal Executive Offices)                     (Zip Code)

                                 (908) 541-8600
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes |X| No |_|

      As of November 12, 2003, there were 43,520,896 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                               September 30, 2003   June 30, 2003
                                                                   (Unaudited)             *
                                                                   -----------        ---------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  63,042         $  66,752
  Short-term investments                                               24,834            25,047
  Accounts receivable, net                                             26,732            33,173
  Inventories                                                          11,812            11,786
  Deferred tax and other current assets                                18,007            16,089
                                                                    ---------         ---------
       Total current assets                                           144,427           152,847
                                                                    ---------         ---------

Property and equipment                                                 45,538            43,896
  Less: accumulated depreciation and amortization                      12,286            11,303
                                                                    ---------         ---------
                                                                       33,252            32,593
                                                                    ---------         ---------
Other assets:
  Marketable securities                                                67,685            61,452
  Investments in equity securities and convertible note                62,935            56,364
  Amortizable intangible assets, net                                  207,498           211,975
  Goodwill                                                            150,985           150,985
  Deferred tax and other assets                                        60,190            62,350
                                                                    ---------         ---------
                                                                      549,293           543,126
                                                                    ---------         ---------
Total assets                                                        $ 726,972         $ 728,566
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $   8,124         $  12,809
  Accrued expenses                                                     17,182            21,536
                                                                    ---------         ---------
     Total current liabilities                                         25,306            34,345
                                                                    ---------         ---------

Notes payable                                                         400,000           400,000
Other liabilities                                                       5,847             2,637
                                                                    ---------         ---------
                                                                      405,847           402,637
                                                                    ---------         ---------
Commitments and contingencies
Stockholders' equity:
  Common stock-$.01 par value, authorized 90,000,000 shares;
   issued and outstanding 43,690,896 shares at September
   30, 2003 and 43,518,359 shares at June 30, 2003                        437               435
  Additional paid-in capital                                          323,938           322,488
  Accumulated other comprehensive income (loss)                         1,469              (159)
  Deferred compensation                                                (5,689)           (4,040)
  Accumulated deficit                                                 (24,336)          (27,140)
                                                                    ---------         ---------
Total stockholders' equity                                            295,819           291,584
                                                                    ---------         ---------
Total liabilities and stockholders' equity                          $ 726,972         $ 728,566
                                                                    =========         =========

*Condensed from audited financial statements.

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          Three months ended
                                                                             September 30,
                                                                      ---------------------------
                                                                        2003               2002
                                                                      --------           --------
Revenues:
    Product sales, net                                                $ 24,961           $  6,566
    Manufacturing revenue                                                1,604                 --
    Royalties                                                           13,811             18,417
    Contract revenue                                                       268                 84
                                                                      --------           --------
              Total revenues                                            40,644             25,067
                                                                      --------           --------

Costs and expenses:
    Cost of sales and manufacturing revenue                             10,912              2,514
    Research and development                                             6,551              4,062
    Selling, general and administrative                                 11,209              3,908
    Amortization of acquired intangible assets                           3,358                 35
                                                                      --------           --------
             Total costs and expenses                                   32,030             10,519
                                                                      --------           --------
Operating income                                                         8,614             14,548
                                                                      --------           --------

Other income (expense):
    Interest and dividend income                                           474              3,454
    Interest expense                                                    (4,957)            (4,957)
    Other                                                                  307                 --
                                                                      --------           --------
                                                                        (4,176)            (1,503)
                                                                      --------           --------

Income before tax provision                                              4,438             13,045
Income tax provision                                                     1,634                261
                                                                      --------           --------
Net income                                                            $  2,804           $ 12,784
                                                                      ========           ========

Basic earnings per common share                                       $   0.06           $   0.30
                                                                      ========           ========
Diluted earnings per common share                                     $   0.06           $   0.29
                                                                      ========           ========
Weighted average number of common shares outstanding - basic            43,290             42,980
                                                                      ========           ========

Weighted average number of common shares and dilutive
    potential common shares outstanding                                 43,629             43,681
                                                                      ========           ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                                 ----------------------------
                                                                                   2003                2002
                                                                                 --------           ---------
Cash flows from operating activities:
      Net income                                                                 $  2,804           $  12,784
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                                            5,925                 601
           Non-cash expense for issuance of common stock                              344                  77
           Non-cash income relating to equity collar arrangement                     (307)                 --
           Amortization of bond premium/discount                                     (126)               (274)
           Deferred income taxes                                                    1,240                  --
      Changes in operating assets and liabilities                                  (5,991)             (6,029)
                                                                                 --------           ---------

                    Net cash provided by operating activities                       3,889               7,159
                                                                                 --------           ---------

Cash flows from investing activities:
      Purchase of property and equipment                                           (1,649)               (766)
      Proceeds from sale of marketable securities                                   3,000              91,180
      Purchase of marketable securities                                            (8,950)            (60,990)
      Maturities of marketable securities                                              --               5,000
                                                                                 --------           ---------

                    Net cash provided by (used in) investing activities            (7,599)             34,424
                                                                                 --------           ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                           --                 272
                                                                                 --------           ---------

Net increase (decrease) in cash and cash equivalents                               (3,710)             41,855

Cash and cash equivalents at beginning of period                                   66,752             113,858
                                                                                 --------           ---------

Cash and cash equivalents at end of period                                       $ 63,042           $ 155,713
                                                                                 ========           =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) Organization and Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. (the "Company") and its subsidiaries in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2) Comprehensive Income

      Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

      The following table reconciles net income to comprehensive income (in thousands):

                                                              Three months ended
                                                                 September 30,
                                                            ------------------------
                                                             2003             2002
                                                            ------          --------
      Net income                                            $2,804          $ 12,784
                 Other comprehensive income:
                 Unrealized gain on
                     securities arising during the
                     period, net of tax                      1,628             2,136

                 Reclassification adjustment
                     for net gain realized in net
                     income, net of tax                         --               (55)
                                                            ------          --------

                 Total other comprehensive income            1,628             2,081
                                                            ------          --------

      Comprehensive income                                  $4,432          $ 14,865
                                                            ======          ========

      For the three months ended September 30, 2003, a substantial portion of the unrealized gain relates to the Company's investment in 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") (see Note 13).

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(3) New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of Accounting Principles Board ("APB") Opinion No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. At September 30, 2003 we were not a party to transactions contemplated under FIN 46.

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

(4) Earnings Per Common Share

      Basic earnings per share is computed by dividing the net income available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three months ended September 30, 2003 and 2002, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of certain Series A Preferred Stock that were outstanding as of September 30, 2002. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of September 30, 2003, the Company had 6.8 million dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

      The following table reconciles the basic and diluted earnings per share calculations (in thousands):

                                                       Three months ended
                                                         September 30,
                                                    ------------------------
                                                      2003             2002
                                                    -------          -------

      Net income                                    $ 2,804          $12,784
      Less: Preferred stock dividends                    --                4
                                                    -------          -------
      Net income available to common
         stockholders                               $ 2,804          $12,780
                                                    =======          =======

      Weighted average number of
         common shares outstanding - basic           43,290           42,980
      Effect of dilutive securities:
            Conversion of preferred stock                --               16
            Assumed exercise of non-
               qualified stock options and
               restricted stock                         339              685
                                                    -------          -------
      Weighted average number of
         common shares outstanding and
         dilutive potential common shares            43,629           43,681
                                                    =======          =======

(5) Stock Based Compensation

      As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. No stock option-based employee compensation cost is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock at the date of grant.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (in thousands, except per share data):

                                                                  Three Months Ended
                                                                     September 30,
                                                              --------------------------
                                                                2003              2002
                                                              -------           --------
      Net income,                                             $ 2,804           $ 12,784
         Less: Preferred stock dividends                           --                  4
                                                              -------           --------
         Net income available to common stockholders            2,804             12,780
      Add: Stock-based employee
          compensation expense included in
          reported net income, net of related
          tax effects                                             176                 77
      Deduct: Total stock-based employee
          compensation expense determined
          under fair value based method for all
          awards, net of related tax effects                   (2,221)            (2,184)
                                                              -------           --------

      Pro forma net income available to common stockholders   $   759           $ 10,673
                                                              =======           ========

      Earnings per common share - basic:
         as reported                                          $  0.06           $   0.30
         pro forma                                            $  0.02           $   0.25
      Earnings per common share - diluted:
         as reported                                          $  0.06           $   0.29
         pro forma                                            $  0.02           $   0.24

      During the three months ended September 30, 2003, the Company issued 170,000 shares of restricted common stock to certain executives. Total compensation expense of approximately $1.9 million is being recognized over a five year period.

      During the three months ended September 30, 2003, the Company granted 336,660 stock options to its employees at an average exercise price of $11.61 under its stock option plans (fair value on the date of grant). The options vest over a period of four years.

(6) Inventories

      The composition of inventories is as follows (in thousands):

                                         September 30, 2003     June 30, 2003
                                         ------------------     -------------

      Raw materials                           $ 4,265              $ 4,349
      Work in process                           2,043                3,392
      Finished goods                            5,504                4,045
                                              -------              -------
                                              $11,812              $11,786
                                              =======              =======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(7) Acquisition of ABELCET Product Line

      On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R), (Amphotericin B Lipid Complex Injection) (the "ABELCET Product Line") from Elan Corporation, plc, for $360.0 million plus acquisition costs of approximately $9.3 million.

      The following unaudited pro forma results of operations of the Company for the three months ended September 30, 2002, assumes the acquisition of the ABELCET Product Line occurred as of July 1, 2002 and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                                    Three months ended
                                                    September 30, 2002
                                                       (Unaudited)
                                                 -------------------------

               Product Sales                              $21,695
               Total revenues                              40,196
               Net income                                   7,184
               Pro forma earnings per share:
                    Basic                                 $  0.17
                    Diluted                               $  0.16

(8) Intangible Assets

      The Company's intangible assets are primarily related to its November 22, 2002 acquisition of the ABELCET product line and are amortized over their estimated useful lives. The gross carrying amount, estimated lives and accumulated amortization, by major intangible asset class at September 30, 2003 was as follows:

                                                                Gross
                                            Estimated          Carrying         Accumulated            Net
                                              Lives             Amount          Amortization         Assets
                                          --------------    ---------------    ---------------    --------------
    Product patented technology              12 years          $ 64,400            $ 4,472           $ 59,928
    Manufacturing patent                     12 years            18,300              1,271             17,029
    NDA Approval                             12 years            31,100              2,160             28,940
    Trade name and other
      product rights                         15 years            80,000              4,445             75,555
    Product acquisition costs             10-14 years            26,194              2,164             24,030
    Patents                                 1-5 years             2,092              1,665                427
    Manufacturing contract                    3 years             2,200                611              1,589
                                                               --------            -------           --------

      Total                                                    $224,286            $16,788           $207,498
                                                               ========            =======           ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

      Amortization of intangible assets for the three month period ended September 30, 2003 was $4.5 million. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $17.9 million per year.

(9) Goodwill

      The amount assigned to goodwill in connection with the ABELCET product line acquisition was recorded at $151.0 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but rather is reviewed at least annually for impairment.

(10) Cash Flow Information

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9.0 million for the three months ended September 30, 2003 and September 30, 2002. Income tax payments for the three months ended September 30, 2003 were $2.5 million. There were no income tax payments made for the three months ended September 30, 2002.

(11) Income Taxes

      The Company recognized a tax provision for the three months ended September 30, 2003 at an estimated annual effective tax rate of 36%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004.

      At June 30, 2003, the Company recognized approximately $67.5 million as a net deferred tax asset related to expected future profits, because management concluded that it is more likely than not that the deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of September 30, 2003, the Company retained a valuation allowance of $12.8 million with respect to certain capital losses and federal research and development credits as the ultimate utilization of such losses and credits is uncertain and will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

      The tax provision for the three months ended September 30, 2002 represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

(12) Business Segments

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(13) Derivative Instruments

      In August 2003, the Company entered into a Zero Cost Protective Collar arrangement (the "Collar") with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS it received as part of the merger termination agreement between the Company and NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the Company executed the Collar). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 2) or in the Statement of Operations depending on its effectiveness. As of September 30, 2003, the market value of NPS' common stock was $27.86 per share. The increase in the aggregate value of the NPS shares above the base price of $23.47 per share up to the $25.35 per share Collar limit, or $2.8 million, has been recorded in comprehensive income, net of income taxes. The fair value of the Collar represented a liability of $3.5 million, which is included under "Other Liabilities" in the Condensed Consolidated Balance Sheet. In addition, the difference in the fair value of the Collar compared to the fair market value of the NPS common stock of $307,000 was recorded as "Other Income" in the Statement of Operations for the quarter ended September 30, 2003. When the underlying shares become unrestricted and freely tradable, the Company will be required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information contained herein contains forward-looking statements which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Acquisition of ABELCET(R) Business

      On November 22, 2002, we acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET (Amphotericin B Lipid Complex Injection) ("the ABELCET Product Line") from Elan Corporation, plc ("Elan") for $360.0 million, plus approximately $9.3 million of acquisition costs. This transaction was accounted for as a business combination.

      Unless otherwise indicated, the discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations for the quarter ended September 30, 2003 and financial condition at September 30, 2003 include the results of operations of the ABELCET Product Line commencing from November 23, 2002. Comparisons are made to the results of operations and the financial condition for the quarter ended September 30, 2002, which include only our historical results prior to our acquisition of the ABELCET Product Line.

Liquidity and Capital Resources

      Total cash reserves, which include cash, cash equivalents and marketable securities, were $155.6 million as of September 30, 2003, as compared to $153.3 million as of June 30, 2003. The increase is primarily due to the positive cash flow from operations. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.

      During the three months ended September 30, 2003, net cash generated from operating activities was $3.9 million, compared to $7.2 million for the three months ended September 30, 2002, primarily reflecting our net income of $2.8 million, depreciation and amortization of $5.9 million, deferred income taxes of $1.2 million and lower working capital of $6.1 million.

      Cash used in investing activities totaled $7.6 million for the three months ended September 30, 2003 compared to an inflow of $34.4 million for the three months ended September 30, 2002. Cash used in investing activities during the three months ended September 30, 2003, consisted of $1.6 million of capital expenditures and net purchases of marketable securities of $6.0 million.

      As of September 30, 2003, we had $400.0 million of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 2, 2002. Accrued interest on the notes was $4.5 million as of September 30, 2003. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

      In August 2003, we entered into a Zero Cost Protective Collar arrangement (the "Collar") with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that our investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before we executed the Collar). The Collar is considered a derivative hedging instrument under the Statement of Financial Accounting Standards No. 133 and as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income or in the Statement of Operations depending on its effectiveness. As of September 30, 2003, the market value of NPS' common stock was $27.86 per share. The increase in the aggregate value of the NPS shares above the base price of $23.47 per share up to the $25.35 per share Collar limit, or $2.8 million, has been recorded in comprehensive income, net of income taxes. The fair value of the Collar represented a liability of $3.5 million, which is included under "Other Liabilities" in the Condensed Consolidated Balance Sheet. In addition, the difference in the fair value of the Collar compared to the fair market value of the NPS common stock of $307,000 was recorded as "Other Income" in the Statement of Operations for the quarter ended September 30, 2003. When the underlying shares become unrestricted and freely tradable, we will be required to deliver to the financial institution, as posted collateral, a corresponding number of shares of NPS common stock. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time we will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

      Our current sources of liquidity are cash, cash equivalents, and interest earned on such cash reserves, marketable securities, sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET, royalties earned on sales of PEG-INTRON(R) and other products and sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

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

Contractual Obligations

      Our major outstanding contractual obligations relate to our operating leases, our convertible debt and our license and development agreements with collaborative partners. Since June 30, 2003, there has been no material change with respect to our contractual obligations as disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our annual report on Form 10-K for the year ended June 30, 2003.

Results of Operations

Three months ended September 30, 2003 and 2002

      Revenues. Total revenues for the three months ended September 30, 2003 increased by 62% to $40.6 million, as compared to $25.1 million for the three months ended September 30, 2002. The components of revenues are product sales and certain contract manufacturing revenues, royalties we earn on the sale of our products by others and contract revenues.

      Net sales and manufacturing revenue increased by 305% to $26.6 million for the three months ended September 30, 2003, as compared to $6.6 million for the three months ended September 30, 2002. The increase in net sales was due to our commencing of sales of ABELCET in North America in November 2002 and DEPOCYT in January 2003, and increased sales of ADAGEN and ONCASPAR. During November 2002, we acquired the ABELCET Product Line from Elan. During the three months ended September 30, 2003, we recorded $16.6 million of sales related to the ABELCET Product Line, of which $15.0 million related to sales of the product in North America and $1.6 million related to the manufacture and sale of ABELCET to Elan for the international market and other contract manufacturing revenue. In January 2003, we obtained an exclusive license to sell, market and distribute SkyePharma's DEPOCYT. During the three months ended September 30, 2003, we recorded DEPOCYT sales of $1.3 million. Sales of ONCASPAR increased by 48% to $4.1 million for the three months ended September 30, 2003 from $2.8 million in the corresponding period in the prior year. This was a result of our resumption of marketing efforts in connection with reacquiring from Aventis in June 2002 the right to market and distribute ONCASPAR for certain territories previously licensed to Aventis. Sales of ADAGEN increased by 21% for the three months ended September 30, 2003 to $4.6 million as compared to $3.8 million for the three months ended September 30, 2002 due to an increase in the number of patients receiving the drug.

      Royalties for the three months ended September 30, 2003, decreased to $13.8 million as compared to $18.4 million in the same period in the prior year. The decrease was primarily due to decreased sales by Schering-Plough, our marketing partner, of PEG-INTRON due to the introduction of a competitive product, PEGASYS(R).

      During December 2002 Hoffman-LaRoche launched PEGASYS, a pegylated version of its interferon product ROFERON-A(R). Since its launch, PEGASYS has taken market share away from PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and lower royalties to us.

      As a result our focused marketing efforts for ABELCET, we believe that we have been able to stabilize the pressure from the introduction of new products in the antifungal market and that the product is now back on a growth pattern. We expect sales of DEPOCYT, which are currently running at an annual rate of approximately $5.0 million, to increase in this fiscal year compared to the last fiscal year. We expect ADAGEN and ONCASPAR sales to grow in this fiscal year at similar levels as achieved during the last fiscal year. However, we cannot assure you that any particular sales levels of ABELCET, ADAGEN, ONCASPAR, DEPOCYT or PEG-INTRON will be achieved or maintained.

      Contract revenues for the three months ended September 30, 2003 increased to $268,000 as compared to $84,000 in the previous year. The increase was related to revenue received from the licensing of our PEG technology to SkyePharma. In connection with such licensing, we received a payment of $3.5 million in January 2003 which is being recognized into income based on the term of the related agreement.

      During the three months ended September 30, 2003, we had export sales and royalties on export sales of $9.6 million, of which $8.2 million were in Europe. Export sales and royalties recognized on export sales for the prior year quarter were $8.1 million, of which $7.2 million were in Europe.

      Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue increased to 41% for the three months ended September 30, 2003 as compared to 38% for the same period last year. The increase was due to higher cost of sales for ABELCET manufacturing revenue and higher cost of sales for DEPOCYT.

      Research and Development. Research and development expenses increased by 61% to $6.6 million for the three months ended September 30, 2003 from $4.1 million for the same period last year. The increase was primarily due to (i) increased spending of approximately $600,000 related to our SCA collaboration with Micromet AG, (ii) increased spending on our two late stage development programs, PEG-Camptothecin and ATG Fresenius S, of approximately $900,000, and
(iii) increased payroll related expenses of approximately $500,000 and other expenses of approximately $500,000 related to our internal research and preclinical activities.

      Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2003 increased by 187% to $11.2 million, as compared to $3.9 million in the same period last year. The increase was primarily due to (i) increased sales and marketing expense of approximately $5.6 million related to the ABELCET acquisition and the sales force acquired from Elan, (ii) increased sales and marketing expense of approximately $700,000 related to the establishment of an oncology sales force for ONCASPAR and DEPOCYT and (iii) increased general and administrative personnel and other costs of approximately $1.0 million.

      Amortization. Amortization expense increased to $3.4 million for the three months ended September 30, 2003 as compared to $35,000 in the same period last year as a result of the intangible assets acquired in connection with the ABELCET acquisition during November 2002. Amortization of intangible assets is provided over their estimated lives ranging from 1-15 years on a straight-line basis.

      Other Income/Expense. Interest and dividend income for the three months ended September 30, 2003 decreased to $474,000, as compared to $3.5 million for the prior year. The decrease was primarily due to a reduction in our interest-bearing investments resulting from our purchase of the ABELCET Product Line in November 2002 for a cash payment of $360.0 million, plus acquisition costs, as well as a decrease in interest rates. Interest expense remained unchanged from the same period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other income increased to $307,000 for the three months ended September 30, 2003, due to income recognized with the respect to the Collar associated with the 1.5 million shares of NPS common stock we hold.

      Income Taxes. During the three months ended September 30, 2003 and 2002 we recognized net tax expense of approximately $1.6 million and $261,000, respectively. The Company recognized a tax provision for the three months ended September 30, 2003 at an estimated annual effective tax rate of 36%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004.

      At June 30, 2003, the Company recognized approximately $67.5 million as a net deferred tax asset related to the expected future products, since management concluded that it is more likely than not that the deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of September 30, 2003, the Company retained a valuation allowance of $12.8 million with respect to certain capital losses and credits is uncertain and will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

      The tax provision for the three months ended September 30, 2002 represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

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

      Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of September 30, 2003 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

      Revenues from product sales and manufacturing revenue are recognized at the time of shipment and a provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals. We ship product to customers primarily FOB shipping point and utilize the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured.

      Royalties under our license agreements with third parties are recognized when earned through the sale of the product by the licensor. We do not participate in the selling or marketing of products for which we receive royalties.

      Contract revenues are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events and when the milestone has substance. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

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

      In accordance with the provisions of SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Goodwill is reviewed for impairment by comparing the carrying value to its fair value. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at September 30, 2003 all of our holdings were in instruments maturing in three years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2003 (in thousands):

                                       2004             2005               2006             Total         Fair Value
                                       ----             ----               ----             -----         ----------
      Fixed Rate                     $24,664           $27,628           $40,105           $92,397          $92,519
      Average Interest Rate             3.31%             1.78%             2.18%             2.36%              --
      Variable Rate                       --                --                --                --               --
      Average Interest Rate               --                --                --                --               --
                                     -------           -------           -------           -------          -------
                                     $24,664           $27,628           $40,105           $92,397          $92,519
                                     =======           =======           =======           =======          =======

      Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $335.0 million at September 30, 2003. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

      As discussed in Liquidity and Capital Resources, in August 2003, we entered into a Zero Cost Protective Collar arrangement (the "Collar") with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2003, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                 Page Number
                                                                                                      or
        Exhibit                                                                                 Incorporation
        Number      Description                                                                  By Reference
        ------      -----------                                                                  ------------
           3.1      Certificate of Incorporation, as amended                                           ^^^
           3.2      Amendment to Certificate of Incorporation                                           \\
           3.3      By laws, as amended                                                                 ^^
           4.1      Indenture dated as of June 26, 2001, between the Company and
                    Wilmington Trust Company, as trustee, including the form of 4 1/2%
                    Convertible Subordinated Notes due 2008 attached as Exhibit A thereto             ++++
           4.2      Rights Agreement dated May 17, 2002 between the Company and
                    Continental Stock Transfer Trust Company, as rights agent                            ^
           4.3      First Amendment to Rights Agreement, dated as of February 19, 2003                   *
          31.1      Rule 13a-14(a) Certifications                                                        o
          31.2      Rule 13a-14(a) Certifications                                                        o
          32.1      Section 1350 Certifications                                                          o
          32.2      Section 1350 Certifications                                                          o

o     Filed herewith.

^^^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference thereto.

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

* Previously filed as an exhibit to the Company's Form 8-A12 G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.

(b) Reports on Form 8-K.

      On July 24, 2003, we filed with the Commission a Current Report on Form 8-K dated July 24, 2003 reporting our ongoing Phase II trial for PEG-Camptothecin for the treatment of gastric and gastroesophageal junction cancers has met its interim safety and efficacy criteria and will be advanced for that indication.

      On August 13, 2003, we filed with the Commission a Current Report on Form 8-K dated August 13, 2003 reporting our financial results for the fourth quarter and fiscal year ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ENZON PHARMACEUTICALS, INC.
                         (Registrant)


Date: November 14, 2003                           By: /s/ Arthur J. Higgins
                                                      ---------------------
                                                  Arthur J. Higgins
                                                  Chairman, President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date: November 14, 2003                           By: /s/ Kenneth J. Zuerblis
                                                      -----------------------
                                                  Kenneth J. Zuerblis
                                                  Vice President, Finance,
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  and Accounting Officer) and
                                                  Corporate Secretary