Form 10-Q
period 2003-12-31
ENZON PHARMACEUTICALS  INC
filed 2004-02-17
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

      Yes |X|    No |_|

      As of February 10, 2004, there were 43,819,246 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except shares and per share amounts)

                                                                December 31, 2003    June 30, 2003
                                                                    (Unaudited)            *
                                                                -----------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $  89,164         $  66,752
  Short-term investments                                                 9,867            25,047
  Accounts receivable, net                                              25,175            33,173
  Inventories                                                           10,871            11,786
  Deferred tax and other current assets                                 15,998            16,089
                                                                     ---------         ---------
       Total current assets                                            151,075           152,847
                                                                     ---------         ---------

Property and equipment                                                  46,612            43,896
  Less: Accumulated depreciation and amortization                       13,297            11,303
                                                                     ---------         ---------
                                                                        33,315            32,593
                                                                     ---------         ---------
Other assets:
  Marketable securities                                                 70,409            61,452
  Investments in equity securities and convertible note                 67,165            56,364
  Amortizable intangible assets, net                                   203,021           211,975
  Goodwill                                                             150,985           150,985
  Deferred tax and other assets                                         61,600            62,350
                                                                     ---------         ---------
                                                                       553,180           543,126
                                                                     ---------         ---------
Total assets                                                         $ 737,570         $ 728,566
                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $   7,772         $  12,809
  Accrued expenses                                                      21,168            21,536
                                                                     ---------         ---------
     Total current liabilities                                          28,940            34,345
                                                                     ---------         ---------

Notes payable                                                          400,000           400,000
Other liabilities                                                       10,429             2,637
                                                                     ---------         ---------
                                                                       410,429           402,637
                                                                     ---------         ---------
Commitments and contingencies
Stockholders' equity:
  Common stock-$.01 par value, authorized 90,000,000 shares;
   issued and outstanding 43,819,246 shares at December 31, 2003
   and 43,518,359 shares at June 30, 2003                                  438               435
  Additional paid-in capital                                           324,986           322,488
  Accumulated other comprehensive income (loss)                            895              (159)
  Deferred compensation                                                 (6,101)           (4,040)
  Accumulated deficit                                                  (22,017)          (27,140)
                                                                     ---------         ---------
Total stockholders' equity                                             298,201           291,584
                                                                     ---------         ---------
Total liabilities and stockholders' equity                           $ 737,570         $ 728,566
                                                                     =========         =========

*Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Six Months Ended December 31, 2003 and 2002
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three months ended               Six months ended
                                                              December 31,                    December 31,
                                                        ------------------------      ------------------------
                                                           2003           2002           2003          2002
                                                        ---------      ---------      ---------      ---------
Revenues:
  Product sales, net                                    $  27,711      $   7,811      $  52,672      $  14,377
  Manufacturing revenue                                     2,187            733          3,791            733
  Royalties                                                11,547         22,903         25,358         41,321
  Contract revenue                                            253             50            521            134
                                                        ---------      ---------      ---------      ---------
     Total revenues                                        41,698         31,497         82,342         56,565
                                                        ---------      ---------      ---------      ---------
Costs and expenses:
  Cost of sales and manufacturing revenue                  11,825          4,265         22,737          6,779
  Research and development                                  7,388          5,692         13,939          9,754
  Selling, general and administrative                      11,478          7,397         22,687         11,305
  Amortization of acquired intangible assets                3,358          1,293          6,716          1,328
  Write-down of carrying value of investments                  --         27,237             --         27,237
                                                        ---------      ---------      ---------      ---------
     Total costs and expenses                              34,049         45,884         66,079         56,403
                                                        ---------      ---------      ---------      ---------
Operating income (loss)                                     7,649        (14,387)        16,263            162
                                                        ---------      ---------      ---------      ---------

Other income (expense):
         Interest and dividend income                         706          4,345          1,180          7,798
         Interest expense                                  (4,957)        (4,957)        (9,914)        (9,914)
         Other, net                                           101             --            408             --
                                                        ---------      ---------      ---------      ---------
                                                           (4,150)          (612)        (8,326)        (2,116)
                                                        ---------      ---------      ---------      ---------

Income (loss) before tax provision                          3,499        (14,999)         7,937         (1,954)
Income tax provision                                        1,180            245          2,814            506
                                                        ---------      ---------      ---------      ---------

Net income (loss)                                       $   2,319      $ (15,244)     $   5,123      $  (2,460)
                                                        =========      =========      =========      =========

Basic earnings (loss) per common share                  $    0.05      $   (0.35)     $    0.12      $   (0.06)
                                                        =========      =========      =========      =========
Diluted earnings (loss) per common share                $    0.05      $   (0.35)     $    0.12      $   (0.06)
                                                        =========      =========      =========      =========

Weighted average number of common shares
       outstanding-basic                                   43,307         43,011         43,298         42,995
                                                        =========      =========      =========      =========
Weighted average number of common shares and
       dilutive potential common shares outstanding        43,586         43,011         43,591         42,995
                                                        =========      =========      =========      =========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                        Six Months Ending
                                                                          December 31,
                                                                    ------------------------
                                                                       2003           2002
                                                                       ----           ----
Cash flows from operating activities:
    Net income (loss)                                               $   5,123      $  (2,460)
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                   10,958          2,610
       Non-cash expense for issuance of common stock                    1,622            213
       Non-cash income relating to equity collar arrangement             (401)            --
       Amortization of bond premium/discount                             (107)         1,983
       Non-cash write-down of carrying value of investment                 --         27,237
       Deferred income taxes                                              997             --
       Changes in operating assets and liabilities                        680          5,909
                                                                    ---------      ---------
         Net cash provided by operating activities                     18,872         35,492
                                                                    ---------      ---------

Cash flows from investing activities:
    Purchase of property and equipment                                 (2,726)        (3,594)
    Purchase of ABELCET business                                           --       (369,120)
    Proceeds from sale of marketable securities                        27,944        350,318
    Maturities of marketable securities                                    --         53,000
    Purchases of marketable securities                                (21,950)       (81,859)
                                                                    ---------      ---------

         Net cash provided by (used in) investing activities            3,268        (51,255)
                                                                    ---------      ---------

Cash flows from financing activities:
    Proceeds from exercise of common stock options                        272          1,262
                                                                    ---------      ---------

Net increase (decrease)  in cash and cash equivalents                  22,412        (14,501)

Cash and cash equivalents at beginning of period                       66,752        113,858
                                                                    ---------      ---------

Cash and cash equivalents at end of period                          $  89,164      $  99,357
                                                                    =========      =========

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

      The following table reconciles net income (loss) to comprehensive income
(loss) (in thousands):

                                                    Three months ended            Six months ended
                                                        December 31,                 December 31,
                                                  ----------------------      ----------------------
                                                    2003          2002          2003          2002
                                                  --------      --------      --------      --------
Net income (loss)                                 $  2,319      $(15,244)     $  5,123      $ (2,460)
    Other comprehensive income:
    Unrealized gain (loss) on marketable
        securities arising during the
        period, net of tax                            (514)       (1,281)         (321)          800

    Unrealized gain on NPS investment
        arising during the period, net of tax           --            --         1,824            --
        (see note 13)

    Reclassification adjustment
        for net gain realized in net
        income, net of tax                             (59)       (2,115)         (449)       (2,115)
                                                  --------      --------      --------      --------

    Total other comprehensive income (loss)           (573)       (3,396)        1,054        (1,315)
                                                  --------      --------      --------      --------

Comprehensive income (loss)                       $  1,746      $(18,640)     $  6,177      $ (3,775)
                                                  ========      ========      ========      ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(3) New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("FIN46-R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of December 31, 2003 the Company is not a party to transactions contemplated under FIN 46-R.

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This adoption did not have any impact on our financial position or results of operations.

(4) Earnings Per Common Share

      Basic earnings per share is computed by dividing the net income available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and six months ended December 31, 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of certain Series A Preferred Stock which were outstanding as of December 31, 2002. Due to the net loss recorded for the three and six months ended December 31, 2002, the exercise or conversion of approximately 587,000 dilutive potential common shares is not included for purposes of the diluted loss per share calculation. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of December 31, 2003, the Company had
9.3 million dilutive common shares outstanding that could potentially dilute future earnings per share calculations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

      The following table reconciles the basic and diluted earnings (loss) per share calculations (in thousands):

                                                Three months ended          Six months ended
                                                    December 31,              December 31,
                                              ---------------------      ---------------------
                                                2003         2002          2003         2002
                                              --------     --------      --------     --------
Net income (loss)                             $  2,319     $(15,244)     $  5,123     $ (2,460)
Less: Preferred stock dividends                     --            4            --            7
                                              --------     --------      --------     --------
Net income (loss) available to common
   stockholders                               $  2,319     $(15,248)     $  5,123     ($ 2,467)
                                              ========     ========      ========     ========

Weighted average number of
   common shares outstanding - basic            43,307       43,011        43,298       42,995
Effect of dilutive securities:
      Assumed exercise of non-
         qualified stock options and
         restricted stock                          279           --           293           --
                                              --------     --------      --------     --------
Weighted average number of
   common shares outstanding and
   dilutive potential common shares             43,586       43,011        43,591       42,995
                                              ========     ========      ========     ========

(5) Stock Based Compensation

      As permitted by Statement of Financial Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. No stock option-based employee compensation cost is reflected in net income, as all options granted had exercise prices equal to the market value of the underlying common stock at the date of grant.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (in thousands, except per share data):

                                                     Three months ended           Six months ended
                                                         December 31,               December 31,
                                                    ----------------------      ----------------------
                                                      2003          2002          2003          2002
                                                    --------      --------      --------      --------
Net income (loss)                                   $  2,319      $(15,244)     $  5,123      $ (2,460)
   Less: Preferred stock dividends                        --             4            --             7
                                                    --------      --------      --------      --------
   Net income available to common
     stockholders                                   $  2,319       (15,248)        5,123        (2,467)
Add: Stock-based employee
    compensation expense included in
    reported net income, net of related
    tax effects                                          237           136           423           213
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects                (2,999)       (4,909)       (5,284)       (7,092)
                                                    --------      --------      --------      --------

Pro forma net income (loss) available to common
    stockholders                                    $   (443)     $(20,021)     $    262      $ (9,346)
                                                    ========      ========      ========      ========

Earnings (loss) per common share - basic:
   as reported                                      $   0.05      $  (0.35)     $   0.12      $  (0.06)
                                                    ========      ========      ========      ========
   pro forma                                        ($  0.01)     $  (0.47)     $   0.01      $  (0.22)
                                                    ========      ========      ========      ========
Earnings (loss) per common share - diluted:
   as reported                                      $   0.05      $  (0.35)     $   0.12      $  (0.06)
                                                    ========      ========      ========      ========
   pro forma                                        ($  0.01)     $  (0.47)     $   0.01      $  (0.22)
                                                    ========      ========      ========      ========

      During the six months ended December 31, 2003, the Company issued 240,000 shares of restricted common stock to certain members of management. Total compensation expense of approximately $2.7 million is being recognized over a five year period.

      During the six months ended December 31, 2003, the Company granted 466,285 stock options to its employees at an average exercise price of $11.50 under its stock option plans (fair value on the date of grants). The options vest over a period of four years.

6) Inventories

      The composition of inventories is as follows (in thousands):

                                      December 31, 2003       June 30, 2003
                                      -----------------       -------------
            Raw materials                  $ 4,307                $ 4,349
            Work in process                  3,674                  3,392
            Finished goods                   2,890                  4,045
                                           -------                -------
                                           $10,871                $11,786
                                           =======                =======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(7) Acquisition of the ABELCET Product Line

      On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (Amphotericin B Lipid Complex Injection) (the "ABELCET Product Line") from Elan Corporation, plc, for $360.0 million plus acquisition costs of approximately $9.3 million.

      The following unaudited pro forma results of operations of the Company for the three and six month period ended December 31, 2002, assumes the acquisition of the ABELCET Product Line occurred as of July 1, 2002 and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                                         Three months ended         Six months ended
                                                            December 31,              December 31,
                                                                2002                      2002
                                                         ------------------         ----------------
            Product Sales, net                                 $ 18,899                $ 40,967
            Total revenues                                       41,852                  82,422
            Net income (loss)                                   (24,125)                (16,629)
            Pro forma earnings (loss) per share:
                 Basic                                         $  (0.56)               $  (0.38)
                 Diluted                                       $  (0.56)               $  (0.38)

(8) Intangible Assets

      The Company's intangible assets are primarily related to its November 22, 2002 acquisition of the ABELCET Product Line, DEPOCYT and ONCASPAR and are amortized over their estimated useful lives. The gross carrying amount, estimated lives and accumulated amortization, by major intangible asset class at December 31, 2003 were as follows:

                                                                Gross
                                            Estimated          Carrying         Accumulated             Net
                                              Lives             Amount          Amortization          Assets
                                            ---------          --------         -------------         ------
    Product patented technology              12 years          $ 64,400            $ 5,814           $ 58,586
    Manufacturing patent                     12 years            18,300              1,652             16,648
    NDA Approval                             12 years            31,100              2,808             28,292
    Trade name and other
      product rights                         15 years            80,000              5,778             74,222
    Product acquisition costs             10-14 years            26,194              2,719             23,475
    Patents                                 1-5 years             2,092              1,700                392
    Manufacturing contract                    3 years             2,200                794              1,406
                                                               --------            -------           --------

      Total                                                    $224,286            $21,265           $203,021
                                                               ========            =======           ========

      Amortization of intangible assets for the three and six month period ended December 31, 2003 was $4.5 million and $9.0 million respectively a portion of which is included in cost of goods sold. Assuming no changes in the

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $17.9 million per year. Amortization of intangible assets for both the three and six month period ended December 31, 2002 was $1.6 million and $1.8 million, respectively.

(9) Goodwill

      The amount assigned to goodwill in connection with the ABELCET Product Line acquisition was recorded at $151.0 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but rather is reviewed at least annually for impairment.

(10) Cash Flow Information

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9.0 million for the six months ended December 31, 2003 and 2002. Income tax payments for the six months ended December 31, 2003 were $3.2 million. There were no income tax payments made for the six months ended December 31, 2002.

(11) Income Taxes

      The Company recognized a tax provision for the six months ended December 31, 2003 at an estimated annual effective tax rate of 35%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004. During the three months ended December 31, 2003, the Company reduced the effective tax rate from 36% to 35%, based on the revised estimate of the full year effective tax rate. The impact of this change in the effective tax rate was recognized in the three months ended December 31, 2003.

      At June 30, 2003, the Company recognized approximately $67.5 million as a net deferred tax asset related to expected future profits, because management concluded that it is more likely than not that the deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of June 30, 2003 and December 31, 2003, the Company retained a valuation allowance of $12.8 million and $13.4 million, respectively, with respect to certain capital losses and federal research and development credits as the ultimate utilization of such losses and credits is uncertain. The Company will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

      The tax provision for the three and six month period ended December 31, 2002 represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

      During the three and six month period ended December 31, 2003, the Company received $254,000 for the sale of certain New Jersey state net operating loss carryforwards and also purchased certain New Jersey state net operating loss carryforwards for $1.5 million.

(12) Business Segments

      A single management team that reports to the Chief Executive Officer comprehensively manages the business operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates. In addition, the Company does not conduct any operations outside of the United States and Canada. The Company does not prepare discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(13) Derivative Instruments

      In August 2003, the Company entered into a Zero Cost Protective Collar arrangement (the "Collar") with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") it received as part of the merger termination agreement between the Company and NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the Company executed the Collar). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 2) or in the Statement of Operations depending on its effectiveness. As of December 31, 2003, the market value of NPS' common stock was $30.86 per share. When the underlying shares become unrestricted and freely tradable, the Company is required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the three and six month period ended December 31, 2003, the Company sold and re-purchased 375,000 shares of common stock of NPS. The unrealized gain previously recognized under other comprehensive income with respect to these shares aggregating $600,000 was recognized in the Statements of Operations for three and six months ended December 31, 2003 and is being shown as "Other Income". With respect to the remaining 1,125,000 shares of NPS common stock, the increase in the aggregate value above the base price of $23.47 per share up to the $25.35 per share Collar limit, or $2.2 million, has been recorded in comprehensive income for the six months ended December 31, 2003, net of income taxes. The fair value of the Collar above the 25.35 per share dollar limit represented a liability of $8.3 million at December 31, 2003, which is included under "Other Liabilities" in the Condensed Consolidated Balance Sheet. In addition, the difference in the fair value of the Collar compared to the fair market value of the NPS common stock representing a loss of $199,000 and $506,000 for the three and six month period ended December 31, 2003, respectively, was recorded as "Other Income" in the Statement of Operations. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

(14) Amendments to Incentive Stock Option Plan

      In December 2003, the stockholders of the Company approved amendments to the Company's 2001 Incentive Stock Plan ("Plan") to increase the number of shares of common stock available for issuance under the Plan from 2,000,000 to 6,000,000 and to limit the maximum number of shares of restricted stock and restricted stock units that may be granted under the Plan to 50% of the total number of shares available for issuance.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(15) Subsequent Events

      In January 2004, the Company and INEX Pharmaceuticals Corporation ("INEX") entered into a strategic partnership to develop and commercialize INEX's proprietary oncology product Onco TCS. The Company and INEX entered into a Product Supply Agreement, a Development Agreement, and a Co-Promotion Agreement. The agreements contain cross termination provisions under which termination of one agreement triggers termination of all the agreements.

      Under the terms of the agreements, the Company received the exclusive commercialization rights for Onco TCS for all indications in the United States, Canada and Mexico. The lead indication for Onco TCS is relapsed aggressive non-Hodgkin's lymphoma (NHL) for which INEX is in the process of submitting a "rolling" New Drug Application (NDA) to the United States Food and Drug Administration (FDA), which is expected to be completed during the first quarter of calendar year 2004. The product is also in numerous phase II clinical trials for several other cancer indications, including first-line NHL.

      Upon execution of the related agreements the Company made a $12.0 million up-front payment to INEX. Such amount will be reflected as an expense related to acquisition of in-process research and development in the Company's Statement of Operations for the quarter ending March 31, 2004. In addition, the Company will be required to pay up to $20.0 million upon Onco TCS being approved by the FDA. Additional development milestones and sales based bonus payments could total $43.75 million, of which $10.0 million is payable upon annual sales first reaching $125.0 million, and $15.0 million is payable upon annual sales first reaching $250.0 million. The Company will also be required to pay INEX a percentage of commercial sales of Onco TCS and this percentage will increase as sales reach certain predetermined thresholds.

      The Company and INEX will share equally the future development costs to obtain and maintain marketing approvals in North America for Onco TCS, and the Company will pay all sales and marketing costs and certain other post-approval clinical development costs typically associated with commercialization activities. The Company plans to market Onco TCS to the oncology market through its North American sales force, which currently markets ABELCET(R), ONCASPAR(R), and DEPOCYT(R). INEX has the option of complementing the Company's sales efforts by co-promoting Onco TCS through the formation of a dedicated North American sales and medical science liaison force. The costs of building INEX's co-promotion force will be shared equally by both companies and the Company will record all sales in the licensed territories. INEX retains manufacturing rights and the Company will reimburse INEX for the manufacture and supply of the drug at manufacturing cost plus five percent.

      The agreements will expire on a country by country basis upon the expiration of the last patent covering the licensed product in each particular country or 15 years after the first commercial sale in such country, whichever is later. The agreements are also subject to earlier termination under various circumstances. The Company may terminate the agreements at any time upon 90 days notice, in connection with which the Company must pay a $2.0 million termination fee, unless such termination occurs more than 12 months after the agreements were executed, but before INEX has completed the submission of its NDA to the FDA for the lead indication. In addition, if at any time the Company determines that it has no interest in commercializing the product in any country, then INEX may terminate the agreement with respect to such country. Either party may terminate the agreements upon a material breach and failure to cure by the other party. In addition, either party may terminate the agreements upon the other party's bankruptcy. Generally, the termination of the agreements with respect to a particular country shall terminate the Company's license with respect to Onco TCS, and preclude the Company from marketing the product, in that country. However, if the Company terminates the agreements because of INEX's breach or bankruptcy, INEX will be obligated to provide the Company a right of reference to INEX's regulatory dossiers and facilitate a transfer to the Company of the technology necessary to manufacture the product. In addition, after such termination, INEX will be obligated to exercise commercially reasonable efforts to ensure that the Company has a continuous supply of product until the Company, exercising commercially reasonable efforts, has secured an alternative source of supply.

      Subsequent to December 31, 2003, the Company converted 11,395 shares of it's Nektar Therapeutics convertible preferred stock resulting in gross proceeds of approximately $9.5 million and a net gain of approximately $5.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Information contained herein contains forward-looking statements which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. These forward looking statements are subject to various risks and uncertainties that may cause actual results to differ materially from the results predicted by the forward looking statements. The matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which is incorporated herein by reference, contain cautionary statements identifying important risks, uncertainties and other factors, that could prevent the future results indicated in such forward-looking statements from being achieved. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

      Unless otherwise indicated, the discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended December 31, 2003 and financial condition at December 31, 2003 include the results of operations of the ABELCET Product Line. Comparisons are made to the results of operations and the financial condition for the three and six months ended December 31, 2002, which include approximately only one month of operations, of the ABELCET Product Line commencing from our acquisition of the Product Line on November 22, 2002.

Liquidity and Capital Resources

      Total cash reserves, which include cash, cash equivalents, short-term investments, and marketable securities, were $169.4 million as of December 31, 2003, as compared to $153.3 million as of June 30, 2003. The increase is primarily due to the positive cash flow from operations. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.

      During the six months ended December 31, 2003, net cash generated from operating activities was $18.9 million, compared to $35.5 million for the six months ended December 31, 2002. The reduction in net cash generated from operating activities in 2003 compared to 2002 was primarily due to a reduction in net income related to the deduction of a non-cash writedown of the carrying value of investments in 2002. During the six months ended December 31, 2002, we recorded as a non-cash writedown of approximately $27.2 million of our investment in Nektar Therapeutics.

      Cash provided by investing activities totaled $3.3 million for the six months ended December 31, 2003 compared to cash utilization of $51.3 million for the six months ended December 31, 2002. Cash provided by investing activities during the six months ended December 31, 2003, was principally due to net proceeds from marketable securities of $6.0 million offset by $2.7 million of capital expenditures.

      As of December 31, 2003, we had $400.0 million of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $9.0 million as of December 31, 2003. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

      In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that our investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before we executed the Collar). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, we periodically measure its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 2) or in the Statement of Operations depending on its effectiveness. As of December 31, 2003, the market value of NPS' common stock was $30.86 per share. When the underlying shares become unrestricted and freely tradable, we are required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the three and six month period ended December 31, 2003, we sold and re-purchased 375,000 shares of common stock of NPS. The unrealized gain previously recognized under other comprehensive income with respect to these shares aggregating $600,000 was recognized in the Statements of Operations for three and six months ended December 31, 2003 and is being shown as "Other Income". With respect to the remaining 1,125,000 shares of NPS common stock, the increase in the aggregate value above the base price of $23.47 per share up to the $25.35 per share Collar limit, or $2.2 million, has been recorded in comprehensive income for the six months ended December 31, 2003, net of income taxes. The fair value of the Collar above the 25.35 per share Collar limit represented a liability of $8.3 million at December 31, 2003, which is included under "Other Liabilities" in the Condensed Consolidated Balance Sheet. In addition, the difference in the fair value of the Collar compared to the fair market value of the NPS common stock of $199,000 and $506,000 for three and six month period ended December 31, 2003, respectively, was recorded as "Other Income" in the Statement of Operations. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time we will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

      Our current sources of liquidity are our cash reserves, and interest earned on such cash reserves, short-term investments, marketable securities, sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET(R), royalties earned primarily on sales of PEG-INTRON(R), sales of our products for research purposes and license fees. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

      During January 2004, we entered into a strategic partnership to develop and commercialize INEX Pharmaceuticals Corporation's ("INEX") proprietary oncology product, Onco TCS. Under the terms of the agreements, we obtained the exclusive commercialization rights for Onco TCS for all indications in the United States, Canada and Mexico. The lead indication for Onco TCS is relapsed aggressive non-Hodgkin's lymphoma (NHL) for which INEX is in the process of submitting a "rolling" New Drug Application (NDA) to the United States Food and Drug Administration (FDA), which is expected to be completed during the first quarter of calendar year 2004. The product is also in numerous phase II clinical trials for several other cancer indications, including first-line NHL.

      Under the agreement, we paid INEX a $12.0 million up-front payment and will pay up to a $20.0 million payment upon Onco TCS receiving approval from the FDA. Additional development milestones and sales based bonus payments could total $43.75 million, of which $10.0 million is payable upon annual sales first reaching $125.0 million and $15.0 million is payable upon annual sales first reaching $250.0 million. INEX will also receive a percentage of commercial sales of Onco TCS and this percentage will increase as sales reach certain predetermined thresholds.

      While we believe that our cash, cash reserves and investments will be adequate to satisfy our capital needs for the foreseeable future, we may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated SPE transactions.

Contractual Obligations

      Our major outstanding contractual obligations relate to our operating leases, our convertible debt and our license and development agreements with collaborative partners. Other than the additional contractual obligations under our strategic partnership with INEX discussed under "Liquidity and Capital Resources " and in Note 15 of the Notes to our unaudited quarterly financial statements, our contractual obligations as of December 31, 2003 are not materially different from our contractual obligations as of June 30, 2003 as disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our annual report on Form 10-K for the fiscal year ended June 30, 2003.

Results of Operations

Three months ended December 31, 2003 and December 31, 2002

      Revenues. Total revenues for the three months ended December 31, 2003 increased by 32% to $41.7 million, as compared to $31.5 million for the three months ended December 31, 2002. The components of revenues are product sales and certain contract manufacturing revenues, royalties we earn on the sale of products by others and contract revenues.

      Net product sales and manufacturing revenue increased by 250% to $29.9 million for the three months ended December 31, 2003, as compared to $8.5 million for the three months ended December 31, 2002. The increase in net sales was due to the commencement of sales of ABELCET in North America in November 2002, the commencement of sales of DEPOCYT in January 2003, and increased sales of ONCASPAR. During November 2002, we acquired the ABELCET Product Line from Elan. During the three months ended December 31, 2003, we recorded $20.3 million of sales related to the ABELCET Product Line as compared to $1.3 million for the corresponding period in the prior year. Of the total ABELCET Product Line sales, sales in North America accounted for $18.0 million for the three months ended December 31, 2003 as compared to $588,000 for the three months ended December 31, 2002. Contract manufacturing revenue related to the manufacture and sale of ABELCET to Elan for the international market and other contract manufacturing revenue was $2.2 million for the three month period ended December 31, 2003 as compared to $733,000 for the three months ended December 31, 2002. In January 2003, we obtained an exclusive license to sell, market, and distribute SkyePharma's DEPOCYT. During the three months ended December 31, 2003, we recorded DEPOCYT sales of $1.3 million. Sales of ONCASPAR increased by 40% to $4.4 million for the three months ended December 31, 2003 from $3.1 million in the corresponding period in the prior year. This was a result of our resumption of marketing efforts in connection with our reacquiring from Aventis in June 2002 the right to market and distribute ONCASPAR for certain territories previously licensed to Aventis. Sales of ADAGEN decreased by 3% for the three months ended December 31, 2003 to $4.0 million as compared to $4.1 million for the three months ended December 31, 2002 due to the timing of shipments.

      Royalties for the three months ended December 31, 2003, decreased to $11.5 million as compared to $22.9 million in the same period in the prior year. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to the introduction of a competitive product, PEGASYS(R).

      During December 2002, Hoffman-LaRoche launched PEGASYS(R), a pegylated version of its interferon product ROFERON-A(R). Since its launch, PEGASYS has taken market share away from PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We have no involvement in the marketing and sales of PEG-INTRON, which are the responsibility of Schering-Plough. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON, which could result in lower PEG-INTRON sales and lower royalties.

      As a result of our focused marketing efforts for ABELCET, we believe that we have been able to stabilize the pressure from the introduction of new products in the antifungal market and that the product is now back on a growth pattern. We expect sales of DEPOCYT, which are currently running at an annual rate of approximately $5.0 million, to increase as we continue to roll out our focused marketing efforts. We expect ADAGEN and ONCASPAR sales to grow in this fiscal year at levels similar to those achieved during the last fiscal year. However, we cannot assure you that any particular sales levels of ABELCET, ADAGEN, ONCASPAR, DEPOCYT or PEG-INTRON will be achieved or maintained.

      Contract revenues for the three months ended December 31, 2003, increased to $253,000 as compared to $50,000 in the corresponding period in the previous year. The increase was related to revenue received from the licensing of our PEG technology to SkyePharma. In connection with such licensing, we received a payment of $3.5 million in January 2003 which is being recognized as revenue over the term of the related agreement.

      During the three months ended December 31, 2003, we had export sales and royalties on export sales of $8.7 million, of which $7.2 million were sales in Europe or royalties on sales in Europe. Export sales and royalties recognized on export sales for the three months ended December 31, 2002 were $7.5 million, of which $6.8 million were in Europe.

      Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue decreased to 40% for the three months ended December 31, 2003 as compared to 50% for the same period last year. The decrease was due to certain purchase accounting adjustments to the inventory acquired with the ABELCET Product Line, which was sold during the six months ended December 31, 2002.

      Research and Development. Research and development expenses increased by 30% to $7.4 million for the three months ended December 31, 2003 from $5.7 million for the same period last year. The increase was primarily due to (i) increased spending of approximately $900,000 related to our single chain antibody collaboration with Micromet AG, (ii) increased spending on our two late stage development programs, PEG-Camptothecin and ATG Fresenius S, of approximately $400,000, and (iii) increased payroll related expenses of approximately $400,000.

      Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 2003 increased by 55% to $11.5 million, as compared to $7.4 million in the same period last year. The increase was primarily due to (i) increased sales and marketing expense of approximately $3.3 million related to the sales force acquired from Elan as part of our acquisition of the ABELCET Product Line, and (ii) increased sales and marketing expense of approximately $800,000 related to the establishment of an oncology sales force for ONCASPAR and DEPOCYT.

      Amortization. Amortization expense increased to $3.4 million for the three months ended December 31, 2003 as compared to $1.3 million in the comparable period last year as a result of the amortization of the intangible assets acquired in November 2002 as part of the ABELCET Product Line. Amortization of intangible assets is provided over their estimated lives ranging from 1-15 years on a straight-line basis.

      Other Income/Expense. Interest and dividend income for the three months ended December 31, 2003 decreased to $706,000, as compared to $4.3 million for the prior year. The decrease was primarily due to a reduction in our interest-bearing investments resulting from our purchase of the ABELCET Product Line in November 2002 for a cash payment of $360.0 million, plus acquisition costs, as well as a decrease in interest rates. Interest expense remained unchanged from the comparable period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other income of $102,000 for the three months ended December 31, 2003, primarily represents the gain realized pursuant to the sale and re-purchase of 375,000 shares of NPS common stock partially offset by loss recognized with respect to the collar associated with the 1.5 million shares of NPS common stock we hold.

      Income Taxes. During the three months ended December 31, 2003 and 2002 we recognized net tax expense of approximately $1.2 million and $245,000, respectively. We recognized a tax provision for the three months ended December 31, 2003 at an estimated annual effective tax rate of 35%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004. The tax provision for the three months ended December 31, 2002 represents our anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

      At June 30, 2003, we recognized approximately $67.5 million as a net deferred tax asset related to expected future profits, since management concluded that it is more likely than not that the deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of December 31, 2003, we retained a valuation allowance of $13.4 million with respect to certain capital losses and credits and will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

Six months ended December 31, 2003 and December 31, 2002

      Revenues. Total revenues for the six months ended December 31, 2003 increased by 46% to $82.3 million, as compared to $56.6 million for the six months ended December 31, 2002. The components of revenues are product sales and certain contract manufacturing revenues, royalties we earn on the sale of products by others and contract revenues.

      Net product sales and manufacturing revenue increased by 274% to $56.5 million for the six months ended December 31, 2003, as compared to $15.1 million for the six months ended December 31, 2002. The increase in net sales was due to the commencement of sales of ABELCET in North America in November 2002, the commencement of sales of DEPOCYT in January 2003, and increased sales of ADAGEN and ONCASPAR. During November 2002, we acquired the ABELCET Product Line from Elan. During the six months ended December 31, 2003, we recorded $36.8 million of sales related to the ABELCET Product Line as compared to $1.3 million for the prior year. Of the total ABELCET Product Line sales, sales in North America accounted for $33.0 million for the six months ended December 31, 2003 as compared to $588,000 for the six months ended December 31, 2002. Contract manufacturing revenue related to the manufacture and sale of ABELCET to Elan for the international market and other contract manufacturing revenue was $3.8 million for the six month period ended December 31, 2003 as compared to $733,000 for the comparable period of the prior year. In January 2003, we obtained an exclusive license to sell, market and distribute SkyePharma's DEPOCYT. During the six months ended December 31, 2003, we recorded DEPOCYT sales of $2.6 million. Sales of ONCASPAR increased by 44% to $8.4 million for the six months ended December 31, 2003 from $5.9 million in the corresponding period in the prior year. This was a result of our resumption of marketing efforts in connection with reacquiring from Aventis in June 2002, the right to market and distribute ONCASPAR for certain territories we previously licensed to Aventis. Sales of ADAGEN increased by 9% for the six months ended December 31, 2003 to $8.7 million as compared to $7.9 million for the six months ended December 31, 2002 due to an increase in the number of patients receiving the drug.

      Royalties for the six months ended December 31, 2003, decreased to $25.4 million as compared to $41.3 million in the same period in the prior year. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to the introduction of a competitive product, PEGASYS.

      Contract revenues for the six months ended December 31, 2003 increased to $521,000 as compared to $134,000 in the corresponding period in the previous year. The increase was related to revenue received from the licensing of our PEG technology to SkyePharma. In connection with such licensing, we received a payment of $3.5 million in January 2003 which is being recognized as revenue over the term of the related agreement.

      During the six months ended December 31, 2003, we had export sales and royalties on export sales of $18.2 million, of which $15.5 million were sales in Europe or royalties on sales in Europe. Export sales and royalties recognized on export sales for the corresponding period in the prior year were $15.6 million, of which $14.0 million were in Europe.

      Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue decreased to 40% for the six months ended December 31, 2003 as compared to 45% for the comparable period last year. The decrease was due to certain purchase accounting adjustments to the inventory acquired with the ABELCET Product Line, which was sold during six months ended December 31, 2002.

      Research and Development. Research and development expenses increased by 43% to $13.9 million for the six months ended December 31, 2003 from $9.8 million for the comparable period last year. The increase was primarily due to
(i) increased spending of approximately $1.6 million related to our single chain antibody collaboration with Micromet AG, (ii) increased spending on our two late stage development programs, PEG-Camptothecin and ATG Fresenius S, of approximately $1.4 million, (iii) increased payroll related expenses of approximately $1.0 million and (iv) increased other expenses of approximately $100,000 related to our internal research and preclinical activities.

      Selling, General and Administrative. Selling, general and administrative expenses for the six months ended December 31, 2003 increased by 101% to $22.7 million, as compared to $11.3 million in the comparable period last year. The increase was primarily due to (i) increased sales and marketing expense of approximately $9.7 million related to the sales force acquired from Elan as part of our acquisition of the ABELCET Product Line, (ii) increased sales and marketing expense of approximately $1.6 million related to the establishment of an oncology sales force for ONCASPAR and DEPOCYT and (iii) increased general and administrative personnel and other costs of approximately $100,000.

      Amortization. Amortization expense increased to $6.7 million for the six months ended December 31, 2003 as compared to $1.3 million in the same period last year as a result of the amortization of the intangible assets acquired in November 2002 as part of the ABELCET Product Line. Amortization of intangible assets is provided over their estimated lives ranging from 1-15 years on a straight-line basis.

      Other Income/Expense. Interest and dividend income for the six months ended December 31, 2003 decreased to $1.2 million, as compared to $7.8 million for the prior year. The decrease was primarily due to a reduction in our interest-bearing investments resulting from our purchase of the ABELCET Product Line in November 2002 for a cash payment of $360.0 million, plus acquisition costs, as well as a decrease in interest rates. Interest expense remained unchanged from the comparable period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other income of $408,000 for the six months ended December 31, 2003, mostly represents the gain realized pursuant to the sale and re-purchase of 375,000 shares of NPS common stock partially offset by a loss recognized on the Collar arrangement related to the 1.5 million shares of NPS common stock we hold.

      Income Taxes. During the six months ended December 31, 2003 and 2002 we recognized net tax expense of approximately $2.8 million and $506,000, respectively. We recognized a tax provision for the six months ended December 31, 2003 at an estimated annual effective tax rate of 35%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004. The tax provision for the six months ended December 31, 2002 represents our anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year

      At June 30, 2003, we recognized approximately $67.5 million as a net deferred tax asset related to expected future profits, since management concluded that it is more likely than not that the deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of December 31, 2003, we retained a valuation allowance of $13.4 million with respect to certain capital losses and credits and will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

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

      Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of December 31, 2003 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

      Revenues from product sales and manufacturing revenue are recognized based on shipping terms and a provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals. We utilize the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured.

      Royalties under our license agreements with third parties are recognized when earned through the sale of the product by the licensor net of any estimated future credits, chargebacks, sales discount rebates and refunds. Since we do not sell or market the products, we rely on disclosures from our marketing partners to estimate such sales allowances.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have significant net deferred tax assets, primarily related to net operating loss carryforwards, and continue to analyze the level of the valuation allowance needed taking into consideration the expected future performance of the Company.

      We assess the carrying value of our investments in accordance with SFAS No. 115 and SEC Staff Accounting Bulletin No. 59. An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances change.

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at December 31, 2003 all of our holdings were in instruments maturing in three years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2003 (in thousands):

                                        2004        2005         2006         2007      Total      Fair Value
                                        ----        ----         ----         ----      -----      ----------
      Fixed Rate                      $ 9,811     $47,194      $18,929      $ 4,500     $80,434     $80,276
      Average Interest Rate              2.42%       2.17%        2.23%        2.93%      2.26%          --
      Variable Rate                        --          --           --                       --          --
      Average Interest Rate                --          --           --                       --          --
                                      -------     -------      -------      -------     -------     -------
                                      $ 9,811     $47,194      $18,929      $ 4,500     $80,434     $80,276
                                      =======     =======      =======      =======     =======     =======

      Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have a fixed interest rate. The fair value of the notes was approximately $352.0 million at December 31, 2003. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

      As discussed in Liquidity and Capital Resources, in August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2003, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   An annual meeting of stockholders was held on December 2, 2003.

      (b) The directors elected at the annual meeting were Dr. David W. Golde and Robert L. Parkinson, Jr. The term of office as a director for each of David S. Barlow, Rolf A. Classon, Arthur J. Higgins, Robert LeBuhn and Dr. Rosina Dixon continued after the annual meeting. Mr. Barlow resigned from our Board of directors effective as of January 2, 2004.

      (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

                  (i) The stockholders voted 34,398,496 shares in favor and
            2,090,555 shares withheld with respect to the election of Dr. David
            W. Golde as a Class II director of the Company, and 33,811,334 shares in favor and 2,677,717 shares withheld with respect to the election of Robert L. Parkinson, Jr. as a Class II director of the Company. Broker non-votes were not applicable.

                  (ii) The stockholders voted 15,236,400 shares in favor,
            9,028,383 shares against and 132,265 shares abstained with respect to a proposal to approve the amendments to the Company's 2001 Incentive Stock Plan to increase the number of shares of common stock available for issuance under the 2001 Incentive Stock Plan from 2,000,000 to 6,000,000 and to limit the maximum number of shares of restricted stock and restricted stock units that may be granted under the 2001 Incentive Stock Plan to 50% of the total number of shares available for issuance under the 2001 Incentive Stock Plan. Broker non-votes were not applicable.

                  (iii) The stockholders voted 34,885,438 shares in favor and
            1,486,648 shares against and 116,965 shares abstained with respect to a proposal to ratify the selection of KPMG LLP to audit our consolidated financial statements for the fiscal year ending June 30, 2004. Broker non-votes were not applicable.

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

          4.2      Rights Agreement dated May 17, 2002 between the Company and
                   Continental Stock Transfer Trust Company, as rights agent                            ^

          4.3      First Amendment to Rights Agreement, dated as of February 19, 2003                   *

        10.23      2001 Incentive Stock Plan, as amended                                                #

        10.24      Amendment No. 2 to the Employment Agreement between the Company and
                   Arthur J. Higgins dated May 23, 2001                                                 #

        10.25      Amended and Restated Employment Agreement between the Company and
                   Ulrich Grau dated as of December 5, 2003.                                            #

        10.26      Restricted Stock Award Agreement between the Company and Ulrich
                   Grau dated as of December 5, 2003.                                                   #

         31.1      Rule 13a-14(a) Certifications                                                        #

         31.2      Rule 13a-14(a) Certifications                                                        #

         32.1      Section 1350 Certifications                                                          #

         32.2      Section 1350 Certifications                                                          #

      #     Filed herewith.

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

      * Previously filed as an exhibit to the Company's Form 8-A12 G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.(b) Reports on Form 8-K.

(b) Reports on Form 8-K

      On October 22, 2003, we filed with the Commission a Current Report on Form 8-K dated October 22, 2003 updating our financial outlook and withdrawing our pre-tax net income and EBITA guidance for the fiscal year ending June 30, 2004.

      On November 6, 2003, we filed with the Commission a Current Report on Form 8-K dated November 6, 2003 reporting our financial results for the first quarter of fiscal year 2004 ended September 30, 2003.

      On November 12, 2003, we filed with the Commission a Current Report on Form 8-K dated November 12, 2003 reporting the amendment of our 2001 Incentive Stock Plan to add the following language to Section 7.B thereof:
"Notwithstanding the foregoing, without the prior approval of Enzon's stockholders, options issued under this plan will not be repriced, replaced, or regranted through cancellation, or by lowering the option exercise price of a previously granted award."

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ENZON PHARMACEUTICALS, INC.
                                                     (Registrant)


Date: February 17, 2004                        By: /s/ Arthur J. Higgins
                                                  ------------------------------
                                               Arthur J. Higgins
                                               Chairman, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: February 17, 2004                        By: /s/ Kenneth J. Zuerblis
                                                  ------------------------------
                                               Kenneth J. Zuerblis
                                               Vice President, Finance,
                                               Chief Financial Officer
                                               (Principal Financial
                                               and Accounting Officer) and
                                               Corporate Secretary