Form 10-Q
period 2004-03-31
ENZON PHARMACEUTICALS  INC
filed 2004-05-12
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12957

                           ENZON PHARMACEUTICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                   22-2372868
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

      Yes |X| No |_|

      As of May 10, 2004, there were 43,848,057 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except shares and per share amounts)
                                   (Unaudited)

                                                                 March 31, 2004    June 30, 2003
                                                                 --------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  83,370         $  66,752
  Short-term investments                                                9,741            25,047
  Accounts receivable, net                                             29,623            33,173
  Inventories                                                          10,586            11,786

Deferred tax and other current assets                                  20,798            16,089
                                                                    ---------         ---------
    Total current assets                                              154,118           152,847
                                                                    ---------         ---------

Property and equipment                                                 48,287            43,896
  Less: Accumulated depreciation and amortization                      14,109            11,303
                                                                    ---------         ---------
                                                                       34,178            32,593
                                                                    ---------         ---------
Other assets:
  Marketable securities                                                81,358            61,452
  Investments in equity securities and convertible note                65,274            56,364
  Amortizable intangible assets, net                                  198,544           211,975
  Goodwill                                                            150,985           150,985
  Deferred tax and other assets                                        53,132            62,350
                                                                    ---------         ---------
                                                                      549,293           543,126
                                                                    ---------         ---------
Total assets                                                        $ 737,589         $ 728,566
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                                 $   8,001         $  12,809
   Accrued expenses                                                    18,516            21,536
                                                                    ---------         ---------
    Total current liabilities                                          26,517            34,345
                                                                    ---------         ---------

Notes payable                                                         400,000           400,000
Other liabilities                                                       6,671             2,637
                                                                    ---------         ---------
                                                                      406,671           402,637
                                                                    ---------         ---------
Commitments and contingencies
Stockholders' equity:
  Common stock-$.01 par value, authorized 90,000,000 shares;
  issued and outstanding 43,840,746 shares at March 31, 2004
  and 43,518,359 shares at June 30, 2003                                  438               435
  Additional paid-in capital                                          326,170           322,488
  Accumulated other comprehensive income (loss)                         1,446              (159)
  Deferred compensation                                                (6,702)           (4,040)
  Accumulated deficit                                                 (16,951)          (27,140)
                                                                    ---------         ---------
Total stockholders' equity                                            304,401           291,584
                                                                    ---------         ---------
Total liabilities and stockholders' equity                          $ 737,589         $ 728,566
                                                                    =========         =========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and Nine Months Ended March 31, 2004 and 2003
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended            Nine months ended
                                                                 March 31,                     March 31,
                                                         -----------------------       ------------------------
                                                           2004           2003            2004           2003
                                                         --------       --------       ---------       --------
Revenues:
  Product sales, net                                     $ 27,993       $ 21,875       $  80,665       $ 36,250
  Manufacturing revenue                                     5,035          4,762           8,826          5,496
  Royalties                                                11,103         16,242          36,461         57,565
  Contract revenue                                            248            284             769            417
                                                         --------       --------       ---------       --------
     Total revenues                                        44,379         43,163         126,721         99,728
                                                         --------       --------       ---------       --------
Costs and expenses:
  Cost of sales and manufacturing revenue                  12,458         11,080          35,195         17,859
  Research and development                                 10,772          5,132          24,711         14,886
  Acquired in-process research and development             12,000             --          12,000             --
  Selling, general and administrative                      12,500          9,481          35,187         20,786
  Merger expenses                                              --          1,398              --          1,398
  Amortization of acquired intangible assets                3,358          3,960          10,074          5,288
  Write-down of carrying value of investments                  --             --              --         27,237
                                                         --------       --------       ---------       --------
     Total costs and expenses                              51,088         31,051         117,167         87,454
                                                         --------       --------       ---------       --------
Operating income (loss)                                    (6,709)        12,112           9,554         12,274
                                                         --------       --------       ---------       --------

Other income (expense):
         Investment income, net                            11,564            632          12,744          8,430
         Interest expense                                  (4,957)        (4,957)        (14,871)       (14,871)
         Other, net                                          (337)             3              71              3
                                                         --------       --------       ---------       --------
                                                            6,270         (4,322)         (2,056)        (6,438)
                                                         --------       --------       ---------       --------

Income (loss) before tax provision                           (439)         7,790           7,498          5,836
Income tax provision (benefit)                             (5,505)           156          (2,691)           662
                                                         --------       --------       ---------       --------

Net income                                               $  5,066       $  7,634       $  10,189       $  5,174
                                                         ========       ========       =========       ========

Basic earnings per common share                          $   0.12       $   0.18       $    0.24       $   0.12
                                                         ========       ========       =========       ========
Diluted earnings per common share                        $   0.12       $   0.17       $    0.23       $   0.12
                                                         ========       ========       =========       ========

Weighted average number of common shares
       outstanding-basic                                   43,368         43,192          43,322         43,061
                                                         ========       ========       =========       ========
Weighted average number of common shares and
       dilutive potential common shares outstanding        43,817         43,634          43,657         43,611
                                                         ========       ========       =========       ========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ending
                                                                                             March 31,
                                                                                       ------------------------
                                                                                         2004            2003
                                                                                       --------       ---------
Cash flows from operating activities:
        Net income                                                                     $ 10,189       $   5,174
        Adjustments to reconcile net income to net cash provided by operating activities:
                      Depreciation and amortization                                      16,487           7,895
                      Non-cash expense for issuance of common stock                       1,132             468
                      Non-cash income relating to equity collar arrangement                 (82)             --
                      Gain on sale of equity investments                                (10,997)             --
                      Amortization of bond premium/discount                                 409           1,154
                      Non-cash write-down of carrying value of investment                    --          27,237
                      Deferred income taxes                                              (4,618)         (2,272)
                      Changes in operating assets and liabilities                        (4,062)          1,255
                                                                                       --------       ---------
                              Net cash provided by operating activities                   8,458          40,911
                                                                                       --------       ---------

Cash flows from investing activities:
         Purchase of property and equipment                                              (4,640)         (5,306)
         Purchase of ABELCET business                                                        --        (369,062)
         Purchase of DEPOCYT product                                                         --         (12,181)
         Proceeds from sale of NEKTAR equity investment                                  17,375              --
         Proceeds from sale of marketable securities                                     32,444         350,318
         Maturities of marketable securities                                                 --          53,000
         Purchases of marketable securities                                             (37,450)       (101,203)
                                                                                       --------       ---------

                              Net cash provided by (used in) investing activities         7,729         (84,434)
                                                                                       --------       ---------

Cash flows from financing activities:
         Proceeds from exercise of common stock options                                     431           1,472
                                                                                       --------       ---------

Net increase (decrease)  in cash and cash equivalents                                    16,618         (42,051)

Cash and cash equivalents at beginning of period                                         66,752         113,858
                                                                                       --------       ---------

Cash and cash equivalents at end of period                                             $ 83,370       $  71,807
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

      The following table reconciles net income to comprehensive income (loss) (in thousands):

                                                        Three months ended            Nine months ended
                                                             March 31,                    March 31,
                                                      ----------------------       -----------------------
                                                        2004          2003           2004           2003
                                                      --------      --------       --------       --------
Net income                                            $  5,066      $  7,634       $ 10,189       $  5,174
       Other comprehensive income:
       Unrealized gain (loss) on marketable
           securities arising during the
           period, net of tax                              324           167              3            966

       Unrealized gain on NPS investment
           arising during the period, net of tax
           (see note 13)                                    --            --          1,824             --

       Reclassification adjustment
           for net gain realized in net
           income, net of tax                              227          (203)          (222)        (2,318)
                                                      --------      --------       --------       --------

       Total other comprehensive income (loss)             551           (36)         1,605         (1,352)
                                                      --------      --------       --------       --------

Comprehensive income                                  $  5,617      $  7,598       $ 11,794       $  3,822
                                                      ========      ========       ========       ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(3) New Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("FIN46-R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of March 31, 2004 the Company is not a party to transactions contemplated under FIN 46-R.

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

(4) Earnings Per Common Share

      Basic earnings per share is computed by dividing the net income available to common shareholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and nine months ended March 31, 2004 and 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of certain Series A Preferred Stock that were outstanding as of March 31, 2003. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of March 31, 2004, the Company had 10,797,000 dilutive common shares outstanding that could potentially dilute future earnings per share calculations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

      The following table reconciles the basic and diluted earnings per share calculations (in thousands):

                                            Three months ended          Nine months ended
                                                 March 31,                   March 31,
                                          ----------------------      ----------------------
                                            2004          2003          2004          2003
                                          --------      --------      --------      --------
Net income                                $  5,066      $  7,634      $ 10,189      $  5,174
Less:  Preferred stock dividends                --             4            --            11
                                          --------      --------      --------      --------
Net income available to common
   stockholders                           $  5,066      $  7,630      $ 10,189      $  5,163
                                          ========      ========      ========      ========

Weighted average number of
   common shares outstanding - basic        43,368        43,192        43,322        43,061
Effect of dilutive securities:
      Conversion of preferred stock             --            16            --            16
      Assumed exercise of non-
         qualified stock options and
         restricted stock                      449           426           335           534
                                          --------      --------      --------      --------
Weighted average number of
   common shares outstanding and
   dilutive potential common shares         43,817        43,634        43,657        43,611
                                          ========      ========      ========      ========

(5) Stock Based Compensation

      As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. No stock option-based employee compensation cost is reflected in net income, as all options granted to employees had exercise prices equal to the market value of the underlying common stock at the date of grant.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (in thousands, except per share data):

                                                       Three months ended            Nine months ended
                                                            March 31,                    March 31,
                                                     ----------------------       ----------------------
                                                       2004          2003           2004          2003
                                                     --------      --------       --------      --------
Net income                                           $  5,066      $  7,634       $ 10,189      $  5,174
Less:  Preferred stock dividends                           --             4             --            11
                                                     --------      --------       --------      --------
Net income available to common
    stockholders                                     $  5,066      $  7,630       $ 10,189      $  5,163
                                                     ========      ========       ========      ========

Add: Stock-based employee
    compensation expense included in
    reported net income, net of related
    tax effects                                           277           250            718           458
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects                 (3,040)       (4,609)        (8,588)      (11,844)
                                                     --------      --------       --------      --------

Pro forma net income (loss) available to common
    stockholders                                     $  2,303      $  3,271       $  2,319       ($6,223)
                                                     ========      ========       ========      ========

Earnings (loss) per common share - basic:
   as reported                                       $   0.12      $   0.18       $   0.24      $   0.12
                                                     ========      ========       ========      ========
   pro forma                                         $   0.05      $   0.08       $   0.05        ($0.14)
                                                     ========      ========       ========      ========
Earnings (loss) per common share - diluted:
   as reported                                       $   0.12      $   0.17       $   0.23      $   0.12
                                                     ========      ========       ========      ========
   pro forma                                         $   0.05      $   0.08       $   0.05        ($0.14)
                                                     ========      ========       ========      ========

      During the nine months ended March 31, 2004, the Company issued 312,500 shares of restricted common stock and restricted common stock units to certain members of management. Total compensation expense of approximately $3.7 million is being recognized over a five year vesting period.

      During the nine months ended March 31, 2004, the Company granted 2,028,000 stock options to its employees at an average exercise price of $13.82 under its stock option plans (fair value on the date of grants) of which 300,000 were granted to executive officers and 25,000 were granted to non-employee directors of the Company. The options vest over a period between one and four years.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(6) Inventories

      The composition of inventories is as follows (in thousands):

                                     March 31, 2004  June 30, 2003
                                     --------------  -------------
                Raw materials           $ 3,960         $ 4,349
                Work in process           3,446           3,392
                Finished goods            3,180           4,045
                                        -------         -------
                                        $10,586         $11,786
                                        =======         =======

(7) Acquisition of the ABELCET Product Line

      On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (Amphotericin B Lipid Complex Injection) (the "ABELCET Product Line") from Elan Corporation, plc, for $360.0 million plus acquisition costs of approximately $9.3 million.

      The following unaudited pro forma results of operations of the Company for the nine month period ended March 31, 2003, assumes the acquisition of the ABELCET Product Line occurred as of July 1, 2002 and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                                      Nine months ended
                                                          March 31,
                                                     ------------------
                                                            2003
                                                     ------------------

            Product Sales, net                           $  78,148
            Total revenues                                 136,130
            Net income (loss)                               (8,028)
            Pro forma earnings (loss) per share:
                 Basic                                   $   (0.19)
                 Diluted                                 $   (0.19)

(8) Intangible Assets

      The Company's intangible assets are primarily related to its November 22, 2002 acquisition of the ABELCET Product Line, DEPOCYT and ONCASPAR and are amortized over their estimated useful lives. The gross carrying amount, estimated lives and accumulated amortization, by major intangible asset class at March 31, 2004 were as follows:

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

                                                                Gross
                                            Estimated          Carrying         Accumulated            Net
                                              Lives             Amount          Amortization          Assets
                                          --------------    ---------------    ---------------    --------------
    Product patented technology              12 years          $ 64,400            $ 7,156           $ 57,244
    Manufacturing patent                     12 years            18,300              2,033             16,267
    NDA Approval                             12 years            31,100              3,455             27,645
    Trade name and other
      product rights                         15 years            80,000              7,111             72,889
    Product acquisition costs             10-14 years            26,194              3,274             22,920
    Patents                                 1-5 years             2,092              1,735                357
    Manufacturing contract                    3 years             2,200                978              1,222
                                                               --------            -------           --------

      Total                                                    $224,286            $25,742           $198,544
                                                               ========            =======           ========

      Amortization of intangible assets for the three and nine month period ended March 31, 2004 was $4.5 million and $13.4 million, respectively, a portion of which is included in cost of goods sold. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $17.9 million per year. Amortization of intangible assets for both the three and nine month period ended March 31, 2003 was $4.5 million and $6.3 million, respectively.

(9) Goodwill

      The amount assigned to goodwill in connection with the ABELCET Product Line acquisition was recorded at $151.0 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but rather is reviewed at least annually for impairment.

(10) Cash Flow Information

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9.0 million for the nine months ended March 31, 2004 and 2003. Income tax payments for the nine months ended March 31, 2004 were $3.6 million. There were no income tax payments made for the nine months ended March 31, 2003.

(11) Income Taxes

      During the three months ended March 31, 2004 the Company recorded a net tax benefit of approximately $5.5 million related primarily to the reversal of a deferred tax asset valuation allowance of approximately $3.8 million for the write-down in a prior year of our investment in NEKTAR Therapeutics Convertible Preferred Stock which was converted and the underlying common stock was sold during the quarter, resulting in a financial reporting gain of approximately $11.0 million. The benefit was also due to the reduction of our estimated taxable income and effective tax rate to 29% as compared to 35% used in the previous two quarters, due to a payment during the three months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development for Onco TCS (See Note 14). The tax provision recognized for the nine months ended March 31, 2004 is based on the estimated annual effective tax rate of 29%. In addition, the tax effect of the financial reporting gain on the sale of NEKTAR Convertible Preferred Stock and the acquired in process research and development charge was recognized during the three months ended March 31, 2004, the period in which the items occurred.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

      At June 30, 2003, the Company recognized approximately $67.5 million as a net deferred tax asset related to expected future profits, because management concluded that it is more likely than not that the deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of June 30, 2003 the Company retained a valuation allowance of $12.8 million with respect to certain capital losses and federal research and development credits as the ultimate utilization of such losses and credits is uncertain. As discussed above, during February 2004, the Company reversed a portion of the valuation allowance associated with the NEKTAR investment. The Company will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

      The tax provision for the three and nine month period ended March 31, 2003 represents the Company's anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

      During the three and nine month period ended March 31, 2004, the Company received $254,000 for the sale of certain New Jersey state net operating loss carryforwards and also purchased certain New Jersey state net operating loss carryforwards for $1.5 million.

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

(13) Derivative Instruments

      In August 2003, the Company entered into a Zero Cost Protective Collar arrangement (the "Collar") with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") it received as part of the merger termination agreement between the Company and NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the Company executed the Collar). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 2) or in the Statement of Operations depending on its effectiveness. As of March 31, 2004, the market value of NPS' common stock was $28.52 per share. When the underlying shares become unrestricted and freely tradable, the Company is required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the three and nine month period ended March 31, 2004, the Company sold and re-purchased 315,100 shares and 690,100 shares, respectively, of common stock of NPS. The unrealized gain previously recognized under other comprehensive income with respect to these shares aggregating $504,000 and $1.1 million for the three and nine months ended March 31, 2004, respectively, was recognized in the Statements of Operations and is being shown as "Other Income". With respect to the remaining 809,900 shares of NPS common stock as of March 31, 2004, the increase in the aggregate value above the base price of $23.47 per share up to the $25.35 per share Collar limit, or $989,000, has been recorded in comprehensive income for the nine months ended March 31, 2004, net of income taxes. The fair value of the Collar above the $25.35 per share dollar limit represented a liability of $4.8 million at March 31, 2004, which is included under "Other Liabilities" in the Condensed Consolidated Balance Sheet. In addition, the difference in the fair value of the Collar compared to the fair market value of the NPS common stock

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

representing a loss of $318,000 for the three months ended March 31, 2004 and a gain of $83,000 for the nine month period ended March 31, 2004, was recorded as "Other Income" in the Statement of Operations. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

(14) INEX Agreement

      During January 2004, the Company and Inex Pharmaceuticals Corporation ("INEX") entered into a strategic partnership to develop and commercialize INEX's proprietary oncology product Onco TCS. The Company and INEX entered into a Product Supply Agreement, a Development Agreement, and a Co-Promotion Agreement. The agreements contain cross termination provisions under which termination of one agreement triggers termination of all the agreements.

      Under the terms of the agreements, the Company received the exclusive commercialization rights for Onco TCS for all indications in the United States, Canada and Mexico. The lead indication for Onco TCS is relapsed aggressive non-Hodgkin's lymphoma (NHL) for which a "rolling" New Drug Application (NDA) to the United States Food and Drug Administration (FDA) was filed on March 15, 2004. The product is also in numerous phase II clinical trials for several other cancer indications, including first-line NHL.

      Upon execution of the related agreements the Company made a $12.0 million up-front payment to INEX which has been determined to be an acquisition of in-process research and development as the payment was made prior to FDA approval, and therefore expensed in the Company's Statement of Operations for the quarter ended March 31, 2004. In addition, the Company will be required to pay up to $20.0 million upon Onco TCS being approved by the FDA and development milestones and sales based bonus payments could total $43.75 million, of which $10.0 million is payable upon annual sales first reaching $125.0 million, and $15.0 million is payable upon annual sales first reaching $250.0 million. The Company will also be required to pay INEX a percentage of commercial sales of Onco TCS and this percentage will increase as sales reach certain predetermined thresholds.

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

      The agreements will expire on a country by country basis upon the expiration of the last patent covering the licensed product in each particular country or 15 years after the first commercial sale in such country, whichever is later. The agreements are also subject to earlier termination under various circumstances. The Company may terminate the agreements at any time upon 90 days notice, in connection with which the Company must pay a $2.0 million termination fee. INEX has completed the submission of its NDA, therefore if Enzon terminates it must pay the $2.0 million fee. In addition, if at any time the Company determines that it has no interest in commercializing the product in any country, then INEX may terminate the agreement with respect to such country. Either party may

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

terminate the agreements upon a materialbreach and failure to cure by the other party. In addition, either party may terminate the agreements upon the other party's bankruptcy. Generally, the termination of the agreements with respect to a particular country shall terminate the Company's license with respect to Onco TCS, and preclude the Company from marketing the product, in that country. However, if the Company terminates the agreements because of INEX's breach or bankruptcy, INEX will be obligated to provide the Company a right of reference to INEX's regulatory dossiers and facilitate a transfer to the Company of the technology necessary to manufacture the product. In addition, after such termination, INEX will be obligated to exercise commercially reasonable efforts to ensure that the Company has a continuous supply of product until the Company, exercising commercially reasonable efforts, has secured an alternative source of supply.

(15) Elan/Medeus Manufacturing Agreements

      During February 2004 Elan Corporation, plc, sold its ABELCET and MYOCET European business to Medeus Pharma, Ltd. ("Medeus") As part of this transaction the Company's long-term manufacturing and supply agreement with Elan was assigned to Medeus. In connection with the closing of this sale the Company and Elan settled a dispute over the manufacturing cost of products produced for Elan resulting in the payment and recognition of manufacturing revenue related to approximately $1.7 million of revenue not previously recognized given the uncertainty of the contractual amount.

(16) Investment Income

      During the three months ended March 31, 2004, the Company converted 20,055 shares or approximately 50% of its Nektar Therapeutics convertible preferred stock investment to common stock which it sold resulting in gross proceeds of approximately $17.4 million and a net gain of approximately $11.0 million.

(17) Subsequent Events

      In connection with Mr. Higgins' departure as the Company's CEO the board appointed a committee of four independent directors (Dr. Rosina Dixon, Robert LeBuhn, Dr. David Golde and Robert Parkinson) to review and approve the terms of Mr. Higgins departure. This committee negotiated and approved a separation payment of $1.25 million, which is payable to Mr. Higgins upon his departure in May 2004. Concurrent with Mr. Higgins' departure as CEO in May 2004, the Company will reverse approximately $1.29 million of compensation expense previously recorded related to restricted stock of the Company that will be forfeited by Mr. Higgins as a result of his departure as the Company's CEO.

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

Liquidity and Capital Resources

      Total cash reserves, which include cash, cash equivalents, short-term investments, and marketable securities, were $174.5 million as of March 31, 2004, as compared to $153.3 million as of June 30, 2003. The increase is primarily due to net proceeds from the sale of shares of common stock issuable upon our conversion of preferred shares of Nektar Therapeutics of approximately $17.4 million and cash flow from operations. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.

      During the nine months ended March 31, 2004, net cash generated from operating activities was $8.5 million, compared to $40.9 million for the nine months ended March 31, 2003. The reduction in net cash generated operating activities in 2004 compared to 2003 was primarily due to a reduction in net income related to the deduction of a non-cash write-down of the carrying value of investments in 2003 as well as purchase of $12.0 million of acquired in process research and development related to the Onco TCS strategic partnership and a decrease in income. During the nine months ended March 31, 2003, we recorded as a non-cash write-down of approximately $27.2 million of our investment in NEKTAR Therapeutics

      Cash provided by investing activities totaled $7.7 million for the nine months ended March 31, 2004 compared to cash utilization of $84.4 million for the nine months ended March 31, 2003. Cash provided by investing activities during the nine months ended March 31, 2004, was principally due to purchases and sales from investments and marketable securities of $12.3 million principally due to the sale of Nektar Therapeutics stock of $17.4 million offset by $4.6 million of capital expenditures.

      As of March 31, 2004, we had $400.0 million of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $4.5 million as of March 31, 2004. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

      In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that our investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108%
of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before we executed the Collar). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, we periodically measure its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 2) or in the Statement of Operations depending on its effectiveness. As of March 31, 2004, the market value of NPS' common stock was $28.52 per share. When the underlying shares become unrestricted and freely tradable, we are required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the three and nine month period ended March 31, 2004, we sold and re-purchased 315,100 shares and 690,100 shares respectively of common stock of NPS. The unrealized gain previously recognized under other comprehensive income with respect to these shares aggregating $504,000 and $1.1 million for the three and nine months ended March 31, 2004, respectively, was recognized in the Statements of Operations and is being shown as "Other Income". With respect to the remaining 809,900 shares of NPS common stock as of March 31, 2004, the increase in the aggregate value above the base price of $23.47 per share up to the $25.35 per share Collar limit, or $989,000, has been recorded in comprehensive income for the nine months ended March 31, 2004, net of income taxes. The fair value of the Collar above the $25.35 per share Collar limit represented a liability of $4.8 million at March 31, 2004, which is included under "Other Liabilities" in the Condensed Consolidated Balance Sheet. In addition, the difference in the fair value of the Collar compared to the fair market value of the NPS common stock representing a loss of $318,000 for the three months ended March 31, 2004 and a gain of $83,000 for the nine month period ended March 31, 2004, was recorded as "Other Income" in the Statement of Operations. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time we will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

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

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2004, we are not involved in any SPE transactions.

Contractual Obligations

      Our major outstanding contractual obligations relate to our operating leases, our convertible debt and our license and development agreements with collaborative partners. Under our strategic partnership with INEX which was entered into during the three months ended March 31, 2004 we are obligated to pay up to $20.0 million payment upon Onco TCS receiving approval from the FDA and additional development milestones and sales based bonus payments could total $43.75 million, of which $10.0 million is payable upon annual sales first reaching $125.0 million and $15.0 million is payable upon annual sales first reaching $250.0 million. INEX will also receive a percentage of commercial sales of Onco TCS and this percentage will increase as sales reach certain predetermined thresholds. Other than the additional INEX contracted obligations our contractual obligations as of March 31, 2004 are not materially different from our contractual obligations as of June 30, 2003 as disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations" in our annual report on Form 10-K for the fiscal year ended June 30, 2003.

Results of Operations

Three months ended March 31, 2004 and March 31, 2003

      Revenues. Total revenues for the three months ended March 31, 2004 increased by 3% to $44.4 million, as compared to $43.2 million for the three months ended March 31, 2003. The components of revenues are product sales and certain contract manufacturing revenues, royalties we earn on the sale of products by others and contract revenues.

      Net product sales and manufacturing revenue increased by 24% to $33.0 million for the three months ended March 31, 2004, as compared to $26.6 million for the three months ended March 31, 2003. The increase in net sales was due to increased sales of ABELCET and DEPOCYT in North America and increased sales of ONCASPAR. During the three months ended March 31, 2004, we recorded $22.6 million of sales related to the ABELCET Product Line as compared to $18.3 million for the corresponding period in the prior year. Of the total ABELCET Product Line sales, sales in North America accounted for $17.6 million for the three months ended March 31, 2004 as compared to $13.5 for the three months ended March 31, 2003. Contract manufacturing revenue related to the manufacture and sale of ABELCET for the international market and other contract manufacturing revenue was $5.0 million for the three month period ended March 31, 2004 as compared to $4.8 for the three months ended March 31, 2003. Approximately $1.7 million of the $5.0 million of revenues recorded during the three months ended March 31, 2004 related to the settlement of amounts previously disputed by Elan. During the three months ended March 31, 2004, we recorded DEPOCYT sales of $1.4 million as compared to $1.2 million in the corresponding period in the prior year. Sales of ONCASPAR increased by 73% to $4.9 million for the three months ended March 31, 2004 from $2.8 million in the corresponding period in the prior year. This was a result of our resumption of marketing efforts in connection with our reacquiring from Aventis in June 2002 the right to market and distribute ONCASPAR for certain territories previously licensed to Aventis. Sales of ADAGEN decreased by 4% for the three months ended March 31, 2004 to $4.1 million as compared to $4.3 million for the three months ended March 31, 2003 due to the timing of shipments.

      Royalties for the three months ended March 31, 2004, decreased to $11.1 million as compared to $16.2 million in the same period in the prior year. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to sales of a competitive product, PEGASYS(R).

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

      Contract revenues for the three months ended March 31, 2004, remained relatively stable at $248,000 as compared to $284,000 in the corresponding period in the previous year. Contract revenue is principally comprised of a portion of the $3.5 million licensing payment received in January 2003 from the licensing of our PEG technology to SkyePharma which is being recognized as revenue over the term of the related agreement.

      During the three months ended March 31, 2004, we had export sales and royalties on export sales of $9.0 million, of which $7.4 million were sales in Europe or royalties on sales in Europe. Export sales and royalties on export sales for the three months ended March 31, 2003 were $8.6 million, of which $7.5 million were in Europe.

      Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue decreased to 38% for the three months ended March 31, 2004 as compared to 42% for the same period last year. The decrease was principally due to higher 2003 inventory costs as a result of certain purchase accounting adjustments to the inventory acquired with the ABELCET Product Line, which was sold during the three months ended March 31, 2003, as well as lower cost of manufacturing revenue due to the settlement of $1.7 million in disputed Elan invoices previously discussed.

      Research and Development. Research and development expenses increased by 110% to $10.8 million for the three months ended March 31, 2004 from $5.1 million for the same period last year. The increase was primarily due to (i) increased spending of approximately $1.6 million related to our strategic partnership with INEX on INEX's proprietary oncology product Onco TCS, (ii) increased spending of approximately $819,000 related to our single chain antibody collaboration with Micromet AG, (iii) increased spending on our two late stage development programs, Pegamotecan and ATG Fresenius S, of approximately $1.4 million, and (iv) increased payroll related expenses of approximately $1.8 million.

      Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2004 increased by 32% to $12.5 million, as compared to $9.5 million in the same period last year. The increase was primarily due to (i) increased sales and marketing expense of approximately $970,000 related to the ABELCET Product Line including the lunch of the Clear II registry, (ii) increased sales and marketing expense of approximately $272,000 related to our oncology sales force for ONCASPAR and DEPOCYT, and (iii) increased general and administrative personnel and other costs of approximately $1.8 million.

      Merger Expenses. Merger expenses represent costs incurred related to our mutual termination of the merger agreement with NPS Pharmaceuticals. During the three months ended March 31, 2003, we incurred $1.4 million of merger related expenses. There were no such costs in the current period.

      Amortization. Amortization expense for the three months ended March 31, 2004 was $3.4 million as compared to $4.0 million in the comparable period last year. Amortization relates principally to the intangible assets acquired in November 2002 as part of the ABELCET Product Line. Amortization of intangible assets is provided over their estimated lives ranging from 1-15 years on a straight-line basis.

      Acquired In Process Research and Development. Acquired in process research and development for the three months ended March 31, 2004 of $12.0 million was due to the up-front payment for the execution of a strategic partnership agreements entered into with INEX related to Onco TCS.

      Other Income/Expense. Investment income for the three months ended March 31, 2004 increased to $11.6 million, as compared to $632,000 for the prior year. The increase was primarily due to the sale of Nektar Therapeutics stock and the sale of the shares of common stock issued upon such conversion. Interest expense remained unchanged from the comparable period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other expense of $337,000 for the three months ended March 31, 2004 was principally due to a loss recognized with respect to the collar associated with the 1.5 million shares of NPS common stock we hold.

      Income Taxes. During the three months ended March 31, 2004 the Company recorded a net tax benefit of approximately $5.5 million related primarily to the reversal of a deferred tax asset valuation allowance of approximately $3.8 million for the write-down in a prior year of our investment in NEKTAR Convertible Preferred Stock which was converted and the underlying common stock was sold during the quarter resulting in a financial reporting gain of approximately $11.0 million. The benefit was also due the reduction of our estimated taxable income and effective tax rate to 29% as compared to 35% used in the previous two quarters, due to a payment during the three months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development for Onco TCS. The tax provision for the three months ended March 31, 2003 represented our anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

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

      Unless otherwise indicated, the discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2004 and 2003 and the nine months ended March 31, 2004 and financial condition at March 31, 2004 include the results of operations of the ABELCET Product Line. Comparisons are made to the results of operations and the financial condition for the nine months ended March 31, 2003, which include approximately only four months of operations, of the ABELCET Product Line commencing from our acquisition of the Product Line on November 22, 2002.

Nine months ended March 31, 2004 and March 31, 2003

      Revenues. Total revenues for the nine months ended March 31, 2004 increased by 27% to $126.7 million, as compared to $99.7 million for the nine months ended March 31, 2003. The components of revenues are product sales and certain contract manufacturing revenues, royalties we earn on the sale of products by others and contract revenues.

      Net product sales and manufacturing revenue increased by 114% to $89.5 million for the nine months ended March 31, 2004, as compared to $41.7 million for the nine months ended March 31, 2003. The increase in net sales was due to increased sales of ABELCET and DEPOCYT during the entire nine months ended March 31, 2004, and increased sales of ADAGEN and ONCASPAR. During November 2002, we acquired the ABELCET Product Line from Elan. During the nine months ended March 31, 2004, we recorded $59.4 million of sales related to the ABELCET Product Line as compared to $19.6 million for the prior year. Of the total ABELCET Product Line sales, sales in North America accounted for $50.6 million for the nine months ended March 31, 2004 as compared to $14.1 for the nine months ended March 31, 2003. Contract manufacturing revenue related to the manufacture and sale of ABELCET to Elan for the international market and other contract manufacturing revenue was $8.8 million for the nine month period ended March 31, 2004 as compared to $5.5 for the comparable period of the prior year. Approximately $1.7 million of the $8.8 million of revenues recorded during the nine months related to the settlement of amounts previously disputed by Elan. In January 2003, we obtained an exclusive license to sell, market and distribute SkyePharma's DEPOCYT. During the nine months ended March 31, 2004, we recorded DEPOCYT sales of $4.0 million as compared to $1.2 million for the same period last year. Sales of ONCASPAR increased by 53% to $13.3 million for the nine months ended March 31, 2004 from $8.7 million in the corresponding period in the prior year. This was a result of our resumption of our marketing efforts subsequent to our reacquiring from Aventis in June 2002 the right to market and distribute ONCASPAR for certain territories which we had previously licensed to Aventis. Sales of ADAGEN increased by 4% for the nine months ended March 31, 2004 to $12.8 million as compared to $12.2 million for the nine months ended March 31, 2003 due to the timing of shipments.

      Royalties for the nine months ended March 31, 2004, decreased to $36.5 million as compared to $57.6 million in the same period in the prior year. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to the introduction of a competitive product, PEGASYS.

      Contract revenues for the nine months ended March 31, 2004 increased to $769,000 as compared to $417,000 in the corresponding period in the previous year. The increase was related to revenue received from the licensing of our PEG technology to SkyePharma. In connection with such licensing, we received a payment of $3.5 million in January 2003 which is being recognized as revenue over the term of the related agreement.

      During the nine months ended March 31, 2004, we had export sales and royalties on export sales of $27.0 million, of which $22.5 million were sales in Europe or royalties on sales in Europe. Export sales and royalties recognized on export sales for the corresponding period in the prior year were $24.2 million, of which $21.5 million were in Europe.

      Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue decreased to 39% for the nine months ended March 31, 2004 as compared to 43% for the comparable period last year. The decrease was due to certain purchase accounting adjustments to the inventory acquired with the ABELCET Product Line, which was sold during nine months ended March 31, 2003.

      Research and Development. Research and development expenses increased by 66% to $24.7 million for the nine months ended March 31, 2004 from $14.9 million for the comparable period last year. The increase was primarily due to (i) increased spending of approximately $2.4 million related to our single chain antibody collaboration with Micromet AG, (ii) increased spending on our two late stage development programs, Pegamotecan and ATG Fresenius S, of approximately $2.8 million, (iii) increased spending of approximately $1.6 million related to our strategic partnership with INEX on INEX's proprietary oncology product Onco TCS, and (iv) increased payroll related expenses of approximately $3.0 million.

      Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended March 31, 2004 increased by 69% to $35.2 million, as compared to $20.8 million in the comparable period last year. The increase was primarily due to (i) increased sales and marketing expense of approximately $10.5 million related to the sales force acquired from Elan as part of our acquisition of the ABELCET Product Line, (ii) increased sales and marketing expense of approximately $2.1 million related to the establishment of an oncology sales force for ONCASPAR and DEPOCYT and (iii) increased general and administrative personnel and other costs of approximately $1.8 million.

      Merger Expenses. Merger expenses represent costs incurred related to our mutual termination of the merger agreement with NPS Pharmaceuticals. During the nine months ended March 31, 2003, we incurred $1.4 million of merger related expenses. There were no such expenses in the current period.

      Amortization. Amortization expense increased to $10.1 million for the nine months ended March 31, 2004 as compared to $5.3 million in the same period last year as a result of the amortization of the intangible assets acquired in November 2002 as part of the ABELCET Product Line. Amortization of intangible assets is provided over their estimated lives ranging from 1-15 years on a straight-line basis.

      Acquired In Process Research and Development. Acquired in process research and development for the nine months ended March 31, 2004 of $12.0 million was due to an up-front payment for the execution of a strategic partnership agreements entered into with INEX related to Onco TCS.

      Other Income/Expense. Investment income for the nine months ended March 31, 2004 increased to $12.7 million, as compared to $8.4 million for the prior year. The increase was primarily due to the sale of Nektar Therapeutics stock and the sale of the shares of common stock issued upon such conversions. Interest expense remained unchanged from the comparable period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other income of $71,000 for the nine months ended March 31, 2004, represents the gain recognized on the Collar arrangement related to the 1.5 million shares of NPS common stock we hold.

      Income Taxes. During the nine months ended March 31, 2004 the Company recorded a net tax benefit of approximately $2.7 million related primarily to the reversal of a deferred tax asset valuation allowance of approximately $3.8 million for the write-down in a prior year of our investment in NEKTAR Therapeutics Convertible Preferred Stock which was converted and the underlying common stock was sold during the nine months resulting in a financial reporting gain of approximately $11.0 million. The benefit was also due to the reduction of our estimated taxable income and effective tax rate to 29% as compared to 35% used in the previous two quarters, due to a payment during the nine months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development for Onco TCS (See Note 14). The tax provision recognized for the nine months ended March 31, 2004 is based on the estimated annual effective tax rate of 29%.

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

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at March 31, 2004 all of our holdings were in instruments maturing in three years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2004 (in thousands):

                          2004       2005       2006       2007       2008      Total   Fair Value
                          ----       ----       ----       ----       ----      -----   ----------
Fixed Rate                4,569    $27,602    $38,458    $12,274    $ 8,015    $90,918    $91,099
Average Interest Rate      2.52%      2.22%      2.18%      2.29%      3.38%      2.33%        --
Variable Rate                --         --         --         --                    --         --
Average Interest Rate        --         --         --         --                    --         --
                        -------------------------------------------------------------------------
                        $ 4,569    $27,602    $38,458    $12,274    $ 8,015    $90,918    $91,099
                        =========================================================================

      Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have a fixed interest rate. The fair value of the notes was approximately $383.9 million at March 31, 2004. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                            Page Number
                                                                                                 or
   Exhibit                                                                                  Incorporation
   Number     Description                                                                   By Reference
   ------     -----------                                                                   ------------
     3.1      Certificate of Incorporation, as amended                                           ^^^
     3.2      Amendment to Certificate of Incorporation                                           \\
     3.3      By laws, as amended                                                                 ^^
     4.1      Indenture dated as of June 26, 2001, between the Company and
              Wilmington Trust Company, as trustee, including the form of 41/2%
              Convertible Subordinated Notes due 2008 attached as Exhibit A thereto             ++++
     4.2      Rights Agreement dated May 17, 2002 between the Company and
              Continental Stock Transfer Trust Company, as rights agent                            ^
     4.3      First Amendment to Rights Agreement, dated as of February 19, 2003                   *
   10.27      Separation Agreement with Arthur Higgins
              dated as of March 16, 2004                                                           @
   10.28      Development Agreement between Inex Pharmaceuticals, Inc. and the
              Company dated January 19, 2004**                                                     @
   10.29      Product Supply Agreement between Inex Pharmaceuticals, Inc. and
              The Company dated January 19, 2004**                                                 @
   10.30      Co-Promotion Agreement between Inex Pharmaceuticals, Inc. and the
              Company dated January 19, 2004**                                                     @
    31.1      Rule 13a-14(a) Certifications                                                        @
    31.2      Rule 13a-14(a) Certifications                                                        @
    32.1      Section 1350 Certifications                                                          @
    32.2      Section 1350 Certifications                                                          @

   @  Filed herewith.

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

   * Previously filed as an exhibit to the Company's Form 8-A12 G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.(b) Reports on Form 8-K

  ** Certain portions of this document have been omitted and filed separately with the Commission pursuant to a confidential treatment request.

(b) Reports on Form 8-K

      On January 8, 2004, we filed with the Commission a Current Report on Form 8-K dated January 2, 2004 reporting David S. Barlow's resignation from our Board of Directors.

      On January 21, 2004, we filed with the Commission a Current Report on Form 8-K dated January 19, 2004 reporting our agreement with Inex Pharmaceuticals Corporation ("INEX") to develop and commercialize INEX's proprietary oncology product Onco TCS.

      On February 4, 2004, we filed with the Commission a Current Report on Form 8-K/A dated January 19, 2004 amending our report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2004, to correct a typographical error.

      On February 4, 2004, we filed with the Commission a Current Report on Form 8-K dated February 4, 2004 reporting our financial results for the quarter ended December 31, 2003.

      On March 18, 2004, we filed with the Commission a Current Report on Form 8-K dated March 16, 2004 reporting that effective May 10, 2004 Arthur J. Higgins will resign from his position as chief executive officer of Enzon and become chairman and chief executive officer of Bayer Healthcare.

      On March 18, 2004, we filed with the Commission a Current Report on Form 8-K dated March 15, 2004 reporting that Enzon and Inex submitted the final section of a "rolling submission" of a New Drug Application (NDA) to the United States Food and Drug Administration (FDA).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ENZON PHARMACEUTICALS, INC.
                                                   (Registrant)


Date: May 10, 2004                         By: /s/Arthur J. Higgins
                                              ---------------------------
                                           Arthur J. Higgins
                                           Chairman, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 10, 2004                         By: /s/Kenneth J. Zuerblis
                                              ---------------------------
                                           Kenneth J. Zuerblis
                                           Vice President, Finance,
                                           Chief Financial Officer
                                           (Principal Financial
                                           and Accounting Officer) and
                                           Corporate Secretary