Form 10-K
period 2004-06-30
ENZON PHARMACEUTICALS  INC
filed 2004-09-13
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __ to __.
                         Commission file number 0-12957

                      ENZON PHARMACEUTICALS, INC.(GRAPHIC)
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

      The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on December 31, 2003, was approximately $516,057,000.

      As of September 7, 2004, there were 43,756,134 shares of Common Stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on December 7, 2004, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

                           ENZON PHARMACEUTICALS, INC.

                          2004 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I
Item 1.  Business                                                              4
Item 2.  Properties                                                           33
Item 3.  Legal Proceedings                                                    34
Item 4.  Submission of Matters to a Vote of Security Holders                  34

                                    PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder
         Matters, and Issuer Purchases of Equity Securities                   35
Item 6.  Selected Financial Data                                              36
Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          36
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           61
Item 8.  Financial Statements and Supplementary Data                          62
Item 9.  Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                         62
Item 9A. Controls and Procedures                                              62

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   63
Item 11. Executive Compensation                                               63
Item 12. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                             63
Item 13. Certain Relationships and Related Transactions                       63
Item 14. Principal Accounting Fees and Services                               63

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K      64

ABELCET(R), ADAGEN(R), CLEAR(R), MARQIBO(R), ONCASPAR(R), and SCA(R) are our registered trademarks. Other trademarks and trade names used in this annual report are the property of their respective owners.

All information on this Form 10-K is as of September 13, 2004 and the Company undertakes no obligation to update this information.


This Annual Report contains forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the section entitled Risk Factors in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

We maintain a website at www.enzon.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Enzon and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 908-541-8777, through an e-mail request from our website at www.enzon.com/request or through the SEC's website by clicking the direct link from our website at www.enzon.com/request or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Board of Directors has adopted a Code of Conduct that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K within five business days of such material change or waiver. We intend to make copies of the charters of the Finance and Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee of our Board of Directors, which comply with the recently adopted corporate governance rules of the Nasdaq National Market, available on our website at www.enzon.com. A copy of our Code of Conduct is available upon request by contacting our Investor Relations Department by calling 908-541-8777 or through an e-mail request from our website at www.enzon.com/request.

PART I

Item 1. BUSINESS

Overview

      We are a biopharmaceutical company that is focused on the discovery, development, manufacture, and commercialization of pharmaceutical products in three areas of therapeutic focus: oncology and hematology, transplantation, and infectious disease. Our strategy is designed to broaden our revenues and product pipeline through internal research and development efforts complemented by strategic transactions that provide access to marketed products and promising clinical compounds.

      We have developed or acquired four human therapeutic products that we currently market: ABELCET(R) (amphotericin B lipid complex injection), ONCASPAR(R) (pegaspargase), ADAGEN(R) (pegademase bovine injection), and DEPOCYT(R) (cytarabine liposome injection). We market our products through our specialized North American sales force that calls upon oncologists, hematologists, and specialists in the areas of transplantation and infectious disease. We also receive royalties on sales of PEG-INTRON(R), a PEG-enhanced version of Schering-Plough's product, INTRON(R) A (interferon alfa-2b, recombinant), as well as a share of certain revenues received by Nektar Therapeutics ("Nektar") on sales of Hoffmann-La Roche's PEGASYS(R), a PEG-enhanced version of ROFERON(R)-A (interferon alfa-2a recombinant).

      ABELCET is a lipid complex formulation of amphotericin B used primarily in the hospital to treat immuno-compromised patients with invasive fungal infections. It is indicated for the treatment of invasive systemic fungal infections in patients who are intolerant of conventional amphotericin B therapy or for whom conventional amphotericin B therapy has failed. ABELCET provides patients with the broad-spectrum efficacy of conventional amphotericin B, while causing significantly lower kidney toxicity than conventional amphotericin B. ONCASPAR is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase. It is currently approved in the U.S., Canada, and Germany and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive or allergic to native or unmodified forms of L-asparaginase. ADAGEN is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of the adenosine deaminase enzyme, or ADA. DEPOCYT is an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis.

      PEG-INTRON is a PEG-enhanced version of Schering-Plough's alpha interferon product, INTRON A. We designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy as compared to INTRON A. Our worldwide partner for PEG-INTRON, Schering-Plough, has received approval in the United States and the European Union for PEG-INTRON as a monotherapy and for use in combination with REBETOL(R) (ribavirin, USP) capsules for the treatment of chronic hepatitis C in adult patients not previously treated with alpha-interferon. In April 2004, Schering-Plough reported that it has submitted a New Drug Application to the Ministry of Health, Labor and Welfare ("MHLW") in Japan seeking marketing approval in for PEG-INTRON in combination with REBETOL for the treatment of chronic hepatitis C. The MHLW is conducting a priority review of the application. PEG-INTRON is also being evaluated for use as long term maintenance monotherapy in cirrhotic patients that have failed previous treatment (COPILOT study). PEG-INTRON is also being evaluated in several investigator-sponsored clinical trials, including a Phase 3 clinical trial for high risk malignant melanoma, and several earlier stage clinical trials for other oncology indications.

      Our drug development programs focus on human therapeutics for life-threatening diseases through applications of our macromolecular engineering technology platform, including our proprietary PEG (polyethylene glycol) modification and single-chain antibody (SCA(R)) technologies. We also complement our internal research and development efforts with strategic transactions and partnerships that provide access to promising clinical compounds. MARQIBO(R) (vincristine sulfate liposomes injection), which was formerly referred to as Onco TCS and which we are jointly developing with our partner Inex Pharmaceuticals Corporation ("Inex"), is currently being evaluated for marketing approval by the United States Food and Drug Administration ("FDA"). We are also internally developing two late-stage clinical compounds, Pegamotecan and ATG FRESENIUS S, and we have various other compounds at earlier stages of development that we are developing independently or through strategic partnerships.

      MARQIBO was designed to increase the effectiveness and reduce the side effects of the widely used, off-patent, anticancer drug vincristine. MARQIBO is vincristine encapsulated in Inex's proprietary sphingosomal drug delivery technology. In January 2004, we entered into a North American development and commercialization agreement with Inex for MARQIBO. MARQIBO is based on Inex's novel sphingsomal drug delivery technology, which by loading vincristine into lipid carriers provides prolonged blood circulation and accumulation and extended drug release at the tumor sites. In preclinical studies, MARQIBO has been shown to offer a sustained delivery of vincristine at tumor sites. These characteristics are intended to increase the effectiveness and reduce the adverse effects of MARQIBO, as compared to vincristine. In May 2004, the FDA accepted a New Drug Application ("NDA") seeking marketing approval for MARQIBO as a single-agent treatment for relapsed aggressive non-Hodgkin's lymphoma ("NHL") for patients previously treated with at least two combination chemotherapy regimens. The target date for completion of FDA review is January 15, 2005. In addition to relapsed, aggressive NHL, along with Inex, we are also exploring the development of MARQIBO for a variety of other cancers including first-line aggressive NHL in combination with other chemotherapeutic agents.

      Pegamotecan is a PEG-enhanced version of camptothecin, a compound in the class of molecules called topoisomerase I inhibitors. Camptothecin has been shown in clinical testing to be potent against certain tumor types, but its previous clinical development by others has been discontinued due to significant side effects and poor solubility. We have demonstrated in preclinical studies that Pegamotecan preferentially accumulates in tumors and has comparable or better efficacy compared to other cytotoxic compounds, including a currently marketed topoisomerase I inhibitor. In January 2004, patient dosing was initiated in a pivotal clinical trial designed to evaluate Pegamotecan as a single-agent therapy for the treatment of gastric and gastroesophageal junction cancers in patients who had received prior chemotherapy.

      ATG-FRESENIUS S is a polyclonal antibody preparation used for T-lymphocyte suppression in organ transplant patients in order to prevent organ graft rejection. ATG-FRESENIUS S is currently marketed by Fresenius Biotech GmbH ("Fresenius") in over 60 countries worldwide. In June 2003, we in-licensed the North American rights to ATG-FRESENIUS S from Fresenius. We believe ATG-FRESENIUS S has advantages over competitive monoclonal antibody products on the market because unlike monoclonal antibodies, which target one specific receptor, polyclonal antibodies target numerous receptors in the immunologic process. We also believe ATG-FRESENIUS has advantages over other polyclonal antibody products on the market because the product preferentially targets and depletes only activated T-cells, rather than activated and non-activated T-cells. The activated T-cells are those which may potentially result in an immunologic attack on the transplanted organ leading to its rejection. For solid organ transplantation, ATG-FRESENIUS S has been shown to be effective, typically leading to a substantial improvement of graft survival. Clinicians have demonstrated that ATG-FRESENIUS S can be administered conveniently as a single high dose just prior to the surgical procedure. Moreover, clinicians have reported using ATG-FRESENIUS S for conditioning regimens and prevention of graft versus host disease in bone marrow transplantation. We intend to pursue marketing approval for ATG-FRESENIUS S in the U.S. by initiating a pivotal clinical trail for this product subject to, and in accordance with, the U.S. Food and Drug Administration (FDA) requirements during the second half of calendar year 2004.

      We have also out-licensed our proprietary PEG and SCA technology on our own and through our strategic partners Nektar Therapeutics ("Nektar") and Micromet AG ("Micromet"). There are currently two PEG products licensed through our Nektar partnership in late-stage clinical development, MACUGEN(TM) (pegaptanib sodium injection) for age-related macular degeneration and diabetic macular edema and Celltech Group's CDP870, an anti-TNF-alpha PEGylated antibody fragment in development for the treatment of rheumatoid arthritis and Crohn's disease. In August 2004, Eyetech Pharmaceuticals, Inc. and its worldwide development and commercialization partner, Pfizer, announced the FDA's acceptance of an NDA for MACUGEN(TM) for the treatment of neovascular age-related macular degeneration. The FDA has designated the MACUGEN(TM) NDA for Priority Review.

      We manufacture ABELCET, ADAGEN, and ONCASPAR in two facilities in the United States. DEPOCYT is manufactured by SkyePharma. PEG-INTRON is manufactured and marketed by Schering-

Plough.

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

      Invasive fungal infections are life-threatening complications often affecting patients with compromised immune systems, such as those suffering from cancer, HIV, and recipients of organ or bone marrow transplants. They can be caused by a multitude of different fungal pathogens that attack the patient's weakened immune system. Effective treatment is critical and can mean the difference between life and death, and often must be initiated even in the absence of a specific diagnosis.

      The increase in severe fungal infections is primarily driven by advances in medical treatment, such as increasingly aggressive chemotherapy procedures and advances in organ and bone marrow transplantation procedures. These advances have caused an increase in the number of immuno-compromised patients who are at risk from a variety of fungal infections, which are normally combated by an individual's healthy immune system. For these patients, such infections represent a major mortality risk.

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

      It has been suggested in published papers that the enhanced therapeutic index of ABELCET relative to conventional amphotericin B is due in part to the selective release of active amphotericin B at the sites of infection. It has also been suggested that this release may occur through the action of phospholipases that are released by the fungus itself or by activated host cells, including phagocytic, vascular smooth muscle, or capillary endothelial cells.

      The clinical utility of ABELCET has been documented in a multi-center database developed for clinicians to share and exchange information regarding the clinical course of invasive fungal infections and clinical experience with ABELCET. The Collaborative Exchange of Antifungal Research (CLEAR(R)) database is one of the most comprehensive registries in fungal disease. CLEAR encompasses retrospectively gathered data from over 3,500 patient records, collected from 1996 to 2000 from over 120 institutions in the United States and Canada.

      The CLEAR database supports the efficacy and safety of ABELCET across a wide spectrum of fungal pathogens (both yeasts and molds) and broad spectrum of patients. Additionally and of particular significance, the CLEAR database also documents the efficacy and safety of ABELCET in rapidly emerging, more difficult to treat and often treatment resistant pathogens such as Fusarium, Zygomycetes, and Candida (Krusei and Glabrata). The CLEAR registry reflects the largest known registry in these emerging fungal pathogens.

      In March 2004, to build upon the value of our CLEAR patient registry, we launched CLEAR II(TM). CLEAR II(TM) is a multi-center registry developed by and for clinicians to share and exchange information regarding the clinical course of invasive fungal infections and clinical experience with ABELCET, and other antifungal drugs. We developed CLEAR II(TM) together with former CLEAR steering committee members, clinicians, and other advisors. CLEAR II(TM) utilizes the speed and flexibility of web-based data collection to provide participating research centers with online, real-time data that is collected from patients in multiple sites across North America and accessed via the internet. Unlike the CLEAR database, which is limited to clinical experience with ABELCET, CLEAR II(TM) will also include data on patients treated with other antifungal agents.

      ONCASPAR

      ONCASPAR is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase from E. coli. It is currently approved in the U.S., Canada, and Germany and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive or allergic to native, i.e., unmodified, forms of L-asparaginase. We received United States marketing approval from the FDA for ONCASPAR in February 1994. During 2002, we amended our license agreement with Aventis Pharmaceuticals, Inc. U.S. ("Aventis") to reacquire the rights to market and distribute ONCASPAR in the United States, Canada, Mexico, and the Asia/Pacific region in return for a payment of $15.0 million and a royalty of 25% on our net sales of the product through 2014. MEDAC GmbH has the exclusive right to market ONCASPAR in most of Europe and parts of Asia.

      L-asparaginase is an enzyme which depletes the amino acid asparagine, which certain leukemic cells are dependent upon for survival. Other companies market unmodified L-asparaginase in the U.S. for pediatric acute lymphoblastic leukemia and in Europe to treat adult acute lymphoblastic leukemia, non-Hodgkin's lymphoma, and pediatric acute lymphoblastic leukemia. The therapeutic value of unmodified L-asparaginase is limited by its short half-life, which requires every-other-day injections, and its propensity to cause a high incidence of allergic reactions. We believe that ONCASPAR offers significant therapeutic advantages over unmodified L-asparaginase. ONCASPAR has a significantly increased half-life in blood, allowing every-other-week administration, and it causes fewer allergic reactions.

      ADAGEN

      ADAGEN is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of the adenosine deaminase enzyme ("ADA"). We received United States marketing approval from the FDA for ADAGEN in March 1990, ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. SCID results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Currently, the only alternative to ADAGEN treatment is a well-matched bone marrow transplant. Injections of unmodified ADA are not effective because of its short circulating life (less than 30 minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

      The ADA enzyme in ADAGEN is obtained from bovine intestine. We purchase this enzyme from the world's only FDA-approved supplier, Hoffmann-LaRoche Diagnostics GmbH ("Roche Diagnostics"), based in Germany, which until 2002 supplied ADA derived from cattle in Germany. In November 2000, bovine spongiform encephalopathy ("BSE"), also known as mad cow disease, was detected in certain cattle herds in Germany. During 2002, in order to comply with FDA requirements, our supplier secured a new source of bovine intestines from New Zealand, which has no confirmed cases of BSE in its cattle herds. There is evidence of a link between the agent that causes BSE in cattle and a new variant form of Creutzfeld-Jakob disease or nvCJD in humans. Based upon the use of certain purification steps taken in the manufacture of ADAGEN and from our analysis of relevant information concerning this issue, we consider the risk of product contamination to be low. However, the lengthy incubation period of BSE and the absence of a validated test for the BSE agent in pharmaceutical products make it impossible to be absolutely certain that ADAGEN is free of the agent that causes nvCJD. To date, cases of nvCJD have been rare in the United Kingdom, where large numbers of BSE-infected cattle are known to have entered the human food chain. To date, no cases of nvCJD have been linked to ADAGEN or, to our knowledge, any other pharmaceutical product, including vaccines manufactured using bovine derived materials from countries where BSE has been detected. Nonetheless, at the present time, there may be some risk that bovine-derived pharmaceutical products, including ADAGEN, could give rise to nvCJD.

      In September, 2003, Roche Diagnostics notified us that it has elected to terminate our ADA supply agreement as of as of June 12, 2004. We are currently seeking to develop recombinant ADA as an alternative to the bovine derived product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics has indicated that it will continue to supply us with our requirements of ADA for a reasonable period of time after termination of our supply agreement as we work to develop another source of ADA. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, we will likely experience inventory shortages and potentially a period of product unavailability and/or a long term inability to produce ADAGEN. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations and it could potentially result in significant reputational harm and regulatory difficulties.

      We are marketing ADAGEN on a worldwide basis. We utilize independent distributors in certain territories including the United States, Europe and Australia. Currently, 78 patients in 13 countries are receiving ADAGEN therapy. We believe some newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for ADAGEN on new patient identification.

      We are required to maintain a permit from the United States Department of Agriculture ("USDA") in order to import ADA. This permit must be renewed on an annual basis. As of October 1, 2003, the USDA issued a permit to us to import ADA through October 1, 2004.

      DEPOCYT

      DEPOCYT is an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. It is a sustained release formulation of the chemotherapeutic agent, cytarabine or Ara-C. DEPOCYT gradually releases cytarabine into the cerebral spinal fluid (CSF) resulting in a significantly extended half-life, prolonging the exposure to the therapy and allowing for more uniform CSF distribution. This extends the dosing interval to once every two weeks, as compared to the standard twice-weekly intrathecal chemotherapy dosing of cytarabine. We acquired the North American rights to DEPOCYT from SkyePharma in December 2002.

      Lymphomatous meningitis is a debilitating form of neoplastic meningitis, a complication of cancer that is characterized by the spread of cancer to the central nervous system and the formation of secondary tumors within the thin membranes surrounding the brain. Neoplastic meningitis can affect all levels of the central nervous system, including the cerebral hemispheres, cranial nerves, and spinal cord. Symptoms can include numbness or weakness in the extremities, pain, sensory loss, double-vision, loss of vision, hearing problems, and headaches. Neoplastic meningitis is often not recognized or diagnosed in clinical practice. Autopsy studies have found higher rates of neoplastic meningitis than those observed in clinical practice. These autopsy studies suggest that 5% of all cancer patients will develop neoplastic meningitis during the course of their illness.

      In a randomized, multi-center trial of patients with lymphomatous meningitis, treated either with 50 mg of DEPOCYT administered every 2 weeks or standard intrathecal chemotherapy administered twice a week, DEPOCYT achieved a complete response rate of 41% compared with a complete response rate of 6% for unencapsulated cytarabine. In this study, complete response was prospectively defined as (i) conversion of positive to negative CSF cytology and (ii) the absence of neurologic progression. DEPOCYT also demonstrated an increase in the time to neurologic progression of 78.5 days for DEPOCYT versus 42 days for unencapsulated cytarabine. There are no controlled trials, however, that demonstrate a clinical benefit resulting from this treatment, such as improvement in disease related symptoms, increased time to disease progression, or increased survival.

      PEG-INTRON

      PEG-INTRON is a PEG-enhanced version of Schering-Plough's recombinant alpha-interferon product INTRON A. Linking INTRON A to PEG results not only in a prolonged half-life, allowing for once weekly dosing, but also greater efficacy as compared to unmodified INTRON-A. Schering-Plough currently markets INTRON A for 16 major antiviral and oncology indications worldwide. Historically the largest indication for INTRON A is hepatitis C. INTRON A is also used to treat certain types of cancer. Our worldwide partner for PEG-INTRON, Schering-Plough, has received approval for the treatment of adult patients with chronic hepatitis C as a monotherapy and in combination with REBETOL capsules in the United States and the European Union. Schering-Plough has also submitted a New Drug Application in Japan seeking marketing approval for PEG-INTRON in combination with REBETOL for the treatment of chronic hepatitis C. Schering-Plough is also evaluating PEG-INTRON as a long term maintenance monotherapy (COPILOT study) and in a separate study, PEG-INTRON is being evaluated in combination with REBETOL as a treatment for hepatitis C patients who did not respond to or had relapsed following previous interferon-based therapy. PEG-INTRON is also being evaluated in several investigator-sponsored trials as a potential treatment for various cancers, including a Phase 3 study for high risk malignant melanoma.

      Under our licensing agreement with Schering-Plough, we have received milestone payments and we receive royalties on Schering-Plough's worldwide sales of PEG-INTRON. Schering-Plough is responsible for all manufacturing, marketing and development activities for PEG-INTRON.

      Hepatitis C

      Hepatitis C represents a serious and widespread disease affecting millions of people worldwide. According to the World Health Organization, there are approximately 170 million chronic cases of hepatitis C worldwide.

      According to The Centers for Disease Control and Prevention there are approximately 3.9 million Americans infected with the hepatitis C virus (HCV), of whom approximately 2.7 million are characterized as having chronic hepatitis C infection. A substantial number of people in the United States who were infected with hepatitis C more than 10 years ago are thought to have contracted the virus through blood transfusions. Prior to 1992, the blood supply was not screened for the hepatitis C virus. In addition, the majority of people infected with the virus are thought to be unaware of the infection because the hepatitis C virus can incubate for 10 or more years before patients become symptomatic. Schering-Plough estimates that of 3.9 million Americans infected with HCV, only 1 million have been diagnosed and, of that number, about half are going untreated.

      We believe that the number of people infected with the hepatitis C virus in Europe is comparable to that in the United States. Japan is another very large hepatitis C market, with an estimated 2 million people infected with HCV. Schering-Plough states that it is the market leader today in Japan with its INTRON A and REBETOL combination therapy, and is moving forward with its plans to introduce the combination PEG-INTRON/REBETOL treatment for chronic hepatitis C.

      In the pivotal Phase III clinical study results, Schering-Plough reported that PEG-INTRON plus REBETOL achieved an overall rate of sustained virologic response ("SVR") of 54% in previously untreated adult patients with chronic hepatitis C, compared to 47% for patients treated with REBETRON (INTRON A plus REBETOL). When analyzed on an optimized dose/body-weight basis, SVR was 61%. In 2001, researchers performed a retrospective analysis on the pivotal clinical data in a study designed to evaluate the effect of adherence to therapy on treatment outcome for HCV patients receiving PEG-INTRON and REBETOL. Analysis of SVR rates according to patient compliance during therapy showed that patients receiving greater than or equal to 80% of their total interferon dose and greater than or equal to 80% of their ribavirin dose for greater than or equal to 80% of the expected duration of therapy had enhanced SVR rates compared to patients who were not adherent to therapy.

      During June 2002, the National Institutes of Health (NIH) issued a consensus statement asserting that the most effective treatment for hepatitis C is combination therapy with PEGylated interferon and ribavirin for a period of 48 weeks. The consensus statement also provided recommendations on how to broaden the treatment population as well as how to prevent transmission of the virus.

      Hoffmann-La Roche markets PEGASYS, a PEGylated version of its alpha interferon product ROFERON-A, in both North America and Europe. PEGASYS competes directly with PEG-INTRON. Schering-Plough and Hoffmann-LaRoche have been the major competitors in the global alpha-interferon hepatitis C market since the approval of INTRON A and ROFERON-A. Since its launch in December 2002, PEGASYS has taken market share away from PEG-INTRON and the overall market for pegylated alpha interferon in the treatment of hepatitis C has not increased sufficiently to offset the effect PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON, which could result in lower PEG-INTRON sales and lower royalties to us.

      PEG-INTRON is the only pegylated alpha interferon product approved for dosing according to patient body weight, an important factor that affects patient response to pegylated alpha interferon treatment. Schering-Plough initiated a new marketing campaign in the fall of 2003 to reinforce the efficacy message of weight-based therapy with PEG-INTRON in combination with REBETOL and has intensified its efforts to stabilize and recapture market share in order to regain global leadership in the hepatitis C market.

      In February 2004, Schering-Plough launched the PEG-INTRON REDIPEN(TM) injection. The PEG-INTRON REDIPEN provides the proven efficacy of PEG-INTRON in an easy-to-use precision dosing pen that replaces a traditional vial and syringe. Currently, it is the only pen delivery system approved for administering PEGylated alpha interferon therapy.

      In May 2004, a nationwide clinical study was initiated involving 2,880 patients that will directly compare PEG-INTRON versus PEGASYS, both used in combination with ribavirin (IDEAL study). Schering-Plough, in collaboration with leading medical centers, is conducting the comparative study in response to requests by the hepatitis C medical and patient communities, and to clear up misperceptions in the marketplace about PEG-INTRON and PEGASYS. The trial will compare the efficacy and safety of individualized weight-based dosing with PEG-INTRON and REBETOL versus PEGASYS, which is administered as a fixed dose to all patients regardless of individual body weight, and COPEGUS(R) (ribavirin, USP) dosed either at 1,000 mg or 1,200 mg, in U.S. patients with genotype 1 chronic hepatitis C. Genotype 1 of the hepatitis C virus is the most common worldwide, the most difficult to treat successfully, and accounts for about 70% of hepatitis C infections among Americans.

      Cancer

      INTRON A is also used in the treatment of cancer and is approved for several indications worldwide, including adjuvant treatment to surgery in patients with malignant melanoma. PEG-INTRON is being evaluated in several investigator-sponsored clinical trials, including a Phase 3 clinical trial for high-risk malignant melanoma. PEG-INTRON is also being evaluated in several Phase 2 studies as a stand-alone drug or in combination therapy. Two Phase 2 studies are being conducted to evaluate PEG-INTRON alone and in combination with thalidomide in patients with gliomas and a Phase 2 study is being conducted to evaluate PEG-INTRON in combination with the monoclonal antibody Avastin(R) (bavacizumab) for patients with gastrointestinal carcinoid tumors. PEG-INTRON is also being evaluated in several Phase 2 studies as a potential treatment for ovarian epithelial, peritoneal cavity or fallopian tube cancers; metastatic kidney cancer; and stage IV melanoma.

Products Under Development

MARQIBO(R)

      In January 2004, we entered into a strategic partnership with Inex to develop and commercialize Inex's proprietary oncology product MARQIBO (vincristine sulfate liposomes injection), formerly referred to as Onco TCS. MARQIBO is comprised of the widely used, off-patent, anticancer drug vincristine, encapsulated in Inex's sphingosomal technology. Vincristine belongs to the class of anti-cancer compounds known as mitotic inhibitors. Mitotic inhibitors can inhibit or stop mitosis or inhibit enzymes from making proteins needed for the reproduction of the cancer cell. Mitotic inhibitors interfere with the cell cycle of cell division, working during the M phase of the cell cycle.

      Vincristine's potency has resulted in it being a long-standing cornerstone in many chemotherapy regimens. However when administered in its native form at its indicated therapeutic dose, patients often experience dose-limiting neurotoxicities. Consequently, physicians often cap the dosage at a maximum of 2.0 mg per dose, which we believe may prevent the optimal dose of native vincristine from being administered. In clinical studies MARQIBO was safely administered at approximately twice the dose intensity, thus potentially offering increased efficacy, as compared to vincristine.

      In preclinical studies, sphingosomal technology has been shown to offer a targeted, increased, and sustained delivery of vincristine to tumor sites. These combined benefits may provide an extended window for MARQIBO to kill cancer cells during mitosis, a brief but critical phase during cell growth and division.

      In clinical studies, MARQIBO has been administered safely at uncapped doses, which significantly exceeded the dose levels typically administered for conventional vincristine, while maintaining a similar side effect profile to vincristine.

      In the multi-center pivotal Phase 2/3 trial 119 NHL patients who had not responded to their previous therapy or had responded and subsequently relapsed were treated with MARQIBO. MARQIBO was administered at 2.0 mg/m2 with no dosage cap as a one hour infusion every two weeks. Prior to enrollment in this study, the 119 patients had received on average four other therapies and 72% had disease that was "resistant" to their last treatment. "Resistant" disease is defined as not responding to their previous treatment or relapsing within six months after their previous treatment. After treatment with MARQIBO, the overall response rate was 25%, including seven patients (6% of patients) whose tumors were completely eliminated (complete response) and 23 patients (19% of patients) whose tumor volume was reduced by more than 50% (partial response). An additional 31 patients (26% of patients) had their disease stabilized while being treated with MARQIBO.

      The median duration of response for the 30 responding patients was approximately three months from first documentation of response as measured by computed tomography imaging (CT scan), which is typically taken approximately 2 months after the start of treatment. The primary side effect in the pivotal study was neurotoxicity, which is the typical side effect seen with vincristine, the active agent in MARQIBO. The neurotoxic effects were observed primarily after many treatment cycles, whereas signs of efficacy were typically observed within the first weeks of treatment. All patients had prior exposure to neurotoxic agents.

      In May 2004, the FDA accepted an NDA for MARQIBO. The target date for completion of review of the NDA is January 15, 2005. The NDA is seeking marketing approval for MARQIBO as a single-agent treatment for patients with relapsed aggressive non-Hodgkin's lymphoma (NHL) previously treated with at least two combination chemotherapy regimens.

      The NDA was submitted under the provisions of Subpart H of the Food, Drug and Cosmetic Act. The Accelerated Approval regulations are intended to make promising products for life-threatening diseases available to the market on the basis of preliminary evidence prior to formal demonstration of patient benefit. These regulations provide a path to approval using clinical data from a single-arm trial. The risk of non-approval with an NDA submitted under Subpart H is higher than those associated with a standard NDA review because of, among other things, the smaller number of patients and more limited data. To the extent the FDA challenges or invalidates any of the clinical trial data, the risks are greater with a Subpart H review that the remaining data will not be sufficient to support regulatory approval. Even if approval is obtained, approvals granted under Subpart H are provisional and require a written commitment to complete post-approval clinical studies that formally demonstrate patient benefit. Securing FDA approval based on a single-arm trial, such as the trial underlying the MARQIBO NDA, is a particular challenge and approval can never be assured. If approved, we plan to market MARQIBO through our North American specialty sales force, which currently targets the oncology market.

      In addition to relapsed aggressive NHL, along with Inex we are also exploring the development of MARQIBO for a variety of other cancers, including Hodgkin's disease, acute lymphoblastic leukemia, pediatric malignancies, and first-line aggressive NHL in combination with other chemotherapeutic agents.

      The current standard first-line treatment for the aggressive form of NHL is the CHOP chemotherapy combination, comprising the drugs cyclophosphamide, doxorubicin hydrochloride, ONCOVIN(R) (vincristine) and prednisone, every three weeks for six to eight cycles.

      In June 2004 at the Annual Meeting of the American Society of Clinical Oncology (ASCO), clinicians presented follow-up results from a Phase 2 open-label trial conducted at The University of Texas M. D. Anderson Cancer Center in Houston, Texas in which patients were treated with CHOP in which the ONCOVIN(R) (vincristine) component was substituted with MARQIBO. In this trial, those patients diagnosed with B-cell lymphoma also received RITUXAN(R) (rituximab).

      Of the 68 evaluable patients 63 patients, or 93% of patients, responded to the therapy. Sixty-two patients had their tumors completely eliminated for a complete response rate of 91% and one patient's tumor volume decreased by more than 50% for a partial response rate of 1% and an overall response rate of 93%.

      Of the 68 patients, 37 patients were over the age of 60 years and 91% of these patients were complete responders. In the 31 patients under the age of 60 years, 90% were complete responders and 3% were partial responders. Treatment was well tolerated by both groups with 6% of patients withdrawing from treatment due to adverse events.

      Investigators also presented positive patient survival data. At a median follow-up of 22 months, median progression-free survival and median overall survival had not yet been reached. Overall survival was 99% (one death) and progression-free survival was 87% (nine relapses). Progression-free survival for the elderly patient group was 86% (five relapses) and 87% for the younger patient group (four relapses).

      In addition to NHL, vincristine is also used in treatment regimens for Hodgkin's disease, acute lymphoblastic leukemia, multiple myeloma, and other solid tumors. We have estimated that in 2002, approximately 100,000 patients were treated with vincristine and nearly 57% of those patients were NHL patients.

      NHL is the fifth-leading cause of cancer deaths in the U.S. (23,400 estimated in 2003) and the sixth-leading cause of cancer deaths in Canada (2,800 estimated in 2003), according to estimates of the American and Canadian Cancer Societies. According to the American Cancer Society, an estimated 54,370 new cases of NHL will be diagnosed with, and an estimated 19,410 people will die of, NHL in the U.S. in 2004.

      PEGAMOTECAN

      Pegamotecan is a PEG-enhanced version of camptothecin, a small molecule that is a potent anticancer compound in the class of topoisomerase I inhibitors. Camptothecin was originally developed at the National Institutes of Health ("NIH") and is now off patent.

      For many years, camptothecin has been known to be a highly potent cytotoxic agent but its low solubility and systemic toxicity has rendered the product not suitable for human use. Two camptothecin derivatives, topotecan and irinotecan, have been approved by the FDA for the treatment of small-cell lung, ovarian, and colorectal cancers. These two products together achieved 2002 worldwide sales of approximately $970 million.

      We have linked PEG and camptothecin so that it forms a prodrug, i.e., a compound that is converted into the active drug within the body. The PEG component confers a long circulating half-life and allows the compound to accumulate in tumor sites. Animal tests have shown that Pegamotecan has better or equal efficacy compared to other cytotoxic compounds, including other topoisomerase I inhibitors. At the June 2004 ASCO meeting, clinical investigators presented results from a Phase 2 study in which Pegamotecan was evaluated as a single-agent treatment for gastric and gastroesophageal junction cancers. In this open-label study, 35 patients with gastric and gastroesophageal junction cancers were treated, of which 28 patients were treatment naive and seven patients had received one prior chemotherapy regimen. Of the 35 patients treated, 19 or 54% experienced a response or stabilization of disease. Five patients (14%) achieved a partial response and 14 patients (40%) experienced stable disease. Additionally, Pegamotecan showed promising activity based on time to response and duration of response. For those patients that achieved a partial response, the median time to response was 46 days, with a range of 40 days to 124 days, and the median duration of response was 127 days, with a range of 108 days to 208 days.

      In January 2004 we initiated patient dosing in a clinical trial designed to evaluate Pegamotecan as a single-agent therapy for gastric and gastroesophageal junction cancers in patients whose disease progressed following prior chemotherapy. We are focusing our late-stage Pegamotecan development program on second-line therapy for gastric and gastroesophageal junction cancers, as there are no single-agent drug approvals for these indications and therefore, these indications offer the potential to qualify for Accelerated Approval under Subpart H of the U.S. Food and Drug Act.

      The annual incidence of adenocarcinoma of the stomach and gastroesophageal junction is approximately 800,000 new cases worldwide, with approximately 24,000 of these occurring in the United States. The median survival for patients with advanced stages of these cancers from the time of diagnosis is approximately 7-8 months, and there is currently no drug approved for second-line treatment.

      ATG-FRESENIUS S

      ATG-FRESENIUS S is a polyclonal antibody preparation used for T-lymphocyte suppression in organ transplant patients, which we in-licensed in June 2003 for North American development and marketing from Fresenius Biotech GmbH ("Fresenius"). ATG-FRESENIUS S was first approved in September 1983 in Germany for the prevention and treatment of acute rejection in solid organ transplantation. To date, more than 40,000 patients in over 60 countries outside the United States have used ATG-FRESENIUS S. Currently, the product is not approved for use in North America.

      Dramatic advances in immunology, surgery, and tissue preservation have transformed organ transplantation from experimental to routine over the past few decades. Of the world's seven major pharmaceutical markets (U.S., France, Germany, Italy, Spain, UK, and Japan), the U.S. is by far the single largest solid organ transplant market. According to the United Network for Organ Sharing or UNOS, in 2003 the U.S. accounted for over 23,000 organ transplantations. Of this total, nearly 14,000 were kidney transplants.

      The immune system includes a host of targets that are impacted by the transplant process. Monoclonal antibodies will, by definition, target only one specific receptor such as the IL-2 receptor (Simulect/Zenapax). ATG-FRESENIUS S is a polyclonal antibody preparation that binds to a number of targets simultaneously, providing potentially enhanced efficacy through a more comprehensive treatment of the immunological cascade. Thymoglobulin(R) (anti-thymocyte globulin (rabbit)), which is marketed by Genzyme in the U.S., is the market leading polyclonal antibody preparation for the prevention of organ rejection in kidney transplant patients in the U.S. ATG-FRESENIUS S differs from Thymoglobulin in a number of significant ways, particularly because it preferentially targets and depletes only activated T-cells, rather than activated and non-activated T-cells, leading us to believe it will emerge successfully in the clinic and allow us to compete in the market effectively.

      Under our agreement with Fresenius, we are responsible for North American clinical development and regulatory approval, and Fresenius is responsible for supplying the drug and all manufacturing aspects necessary to obtain U.S. regulatory approval. For the first indication (prevention of rejection in solid organ transplantation) Fresenius will provide clinical supplies at no charge to us. In September 2004 we made a milestone payment to Fresenius of $1.0 million upon FDA approval of an Investigational New Drug Application ("IND") for ATG-FRESENIUS S and we are obligated to make another milestone payment of $1.0 million upon submission of a Biologics License Application ("BLA"). Subject to and in accordance with FDA requirements, we expect to initiate a pivotal clinical trial for ATG FRESENIUS S for the prophylaxis of acute organ rejection in patients receiving an organ graft before the end of calendar 2004.

      SS1P

      SS1P is a fusion protein, or immunotoxin, consisting of a disulfide linked antibody fragment linked to domains II and III of Pseudomonas exotoxin A. The antibody fragment targets mesothelin, a cell surface antigen over expressed in mesothelioma, ovarian and pancreatic cancers. Importantly, mesothelin is only minimally expressed in normal pancreas, pancreatitis (inflammation of the pancreas), benign pancreatic adenoma, or elsewhere in the body.

      In November 2003, we announced a Collaborative Research and Development Agreement (CRADA) with the NIH. The development program will center on the recombinant immunotoxin SS1P.

      Currently, the National Cancer Institute ("NCI") is conducting Phase 1 studies to determine the optimal dosing regimen and maximum tolerated dose for SS1P. Together with the NCI, we plan to begin a Phase 2 clinical trial during the first half of calendar 2005. Our development plan will initially focus on mesothelioma and pancreatic cancer.

      Preclinical Pipeline

      Our macromolecular engineering platform may be applicable to other potential products. We are currently conducting preclinical studies with respect to additional PEG-enhanced and SCA compounds. We will continue to seek opportunities to develop and commercialize other PEG-enhanced products on our own and through co-commercialization partnerships.

      As part of our strategic alliance with Micromet, we have generated several new SCA compounds against undisclosed targets in the fields of inflammatory and autoimmune diseases. In June 2004, we extended this collaboration to move the first of these newly created SCAs toward clinical development. We will share development costs and future revenues with Micromet.

      As part of our strategic alliance with Nektar, we have agreed to jointly develop up to three compounds using Nektar's pulmonary or super-critical fluid platforms. The first compound currently under development is a Nektar formulation of leuprolide acetate administered through the pulmonary route. Leuprolide is a peptide analog used to treat prostate cancer and endometriosis. Nektar is currently conducting preclinical studies on the compound that will be used to file a U.S. IND, which we expect to file during the second half of calendar 2004. Nektar is responsible for all costs to bring the product to the IND stage as well as formulation and manufacturing of the product. We will be responsible for the clinical development, regulatory filings and commercialization of the final product.

Research and Development

      To date, our primary sources of new clinical products have been our internal research and development activities and the licensing of compounds from third parties, such as ATG-FRESENIUS S and MARQIBO. Research and development expenses for the fiscal years ended June 30, 2004, 2003 and 2002 were approximately $34.8 million, $21.0 million and $18.4 million, respectively. In addition, the Company acquired the commercialization rights in the United States, Canada and Mexico to MARQIBO a product being developed jointly developed with Inex. In January 2004 the Company made a $12.0 million up front payment which has been expensed as acquired in-process research and development.

      Our research and development activities during fiscal 2004 concentrated primarily on the advancement of our late-stage product pipeline, namely Pegamotecan, ATG FRESENIUS S, and our shared product development costs with Inex for MARQIBO. We expect our research and development expenses for fiscal 2005 and beyond will be at significantly higher levels as we continue to advance our late-stage product pipeline and additional compounds enter clinical trials.

      Our internal research and development activities focus on applying our proprietary PEG and SCA technologies to a pipeline of development candidates and developing products accessed through strategic transactions, such as MARQIBO.

Proprietary Technologies

      Macromolecular Engineering

      Our proprietary drug development programs focus on engineering biologic therapeutics or macromolecules. Since our inception, our core expertise has been in modifying large molecule biologics through macromolecular engineering in order to increase efficacy, improve safety profiles, generate improved versions of existing therapeutics, and advance these drugs through development to commercialization.

      Macromolecular Engineering is the process by which the pharmaceutical features of macromolecules, such as proteins, peptides or oligonucleotides are optimized through processes that include site-specific amino acid exchanges, site selective modification with our proprietary polyethylene glycol or PEG technology, or antibody engineering through our proprietary Single-Chain Antibody or SCA technology. Given the advancements in genomics and proteomics over recent years, we believe a wealth of opportunity exists across this field. These advancements have resulted in the discovery of a significant number of exquisitely specific and highly biologically active macromolecules, which often lack the features needed for effective therapeutics, such as adequate circulating half-life, physical or metabolic stability, and overcoming adverse immunological responses that can render a compound ineffective. Through the application of our Macromolecular Engineering expertise, we have transformed several macromolecules into successful therapeutics, including PEG-INTRON, ONCASPAR, and ADAGEN.

      In addition to our internal drug research and development activities, we are also committed to broadening our pipeline and technology base through in-licensing opportunities and strategic partnerships.

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

      We have also developed a PEG technology that allows us to apply PEG to small molecules. We are currently applying this technology to develop a PEG-enhanced version of an anti-cancer compound. Like macromolecules, many anti-cancer compounds of potentially significant therapeutic value possess undesired pharmacologic characteristics such as toxicity, poor solubility, and limited half-life. The attachment of PEG to anti-cancer compounds extends their circulatory life and, at the same time, greatly increases the solubility of these compounds. We attach PEG to macromolecules or anti-cancer compounds by means of proprietary linker chemistries, which can be designed to incorporate a stable chemical bond between the parent molecule and PEG or designed to release the parent molecule over time in the proximity of the targeted tissue. By inactivating and then reactivating the compound in the body we create a prodrug version of such compounds. These attributes may significantly enhance the therapeutic value of new and already marketed drugs with otherwise limited utility.

      We possess significant expertise and intellectual property in the methods by which PEG can be attached to a compound, the selection of appropriate sites on the compound to which PEG is attached, and the amount and type of PEG used to tailor the PEG technology to produce the desired results for the particular substance being modified.

      SCA Technology

      Antibodies are proteins produced by the immune system in response to the presence in the body of antigens, such as bacteria, viruses or other disease causing agents. Antibodies of identical molecular structure that bind to a specific target are called monoclonal antibodies. Over the past few years, several monoclonal antibodies have been approved for therapeutic use and have achieved significant clinical and commercial success. Much of the clinical utility of monoclonal antibodies results from the affinity and specificity with which they bind to their targets, as well as a long circulating life due to their relatively large size and their so-called effector function. Monoclonal antibodies, however, are not well suited for use in acute indications where a short half-life is advantageous or where their large size inhibits them from reaching the area of potential therapeutic activity.

      SCAs are genetically engineered versions of antibodies incorporating only a small portion of the antibody, namely the antigen binding domains designated variable light (VL) and variable heavy (VH). SCA proteins are designed to expand on the therapeutic and diagnostic applications possible with monoclonal antibodies. SCAs have the binding specificity and affinity of monoclonal antibodies and, in their native form, are about one-fifth to one-sixth of the size of a monoclonal antibody, typically giving them very short half-lives. SCAs differ from monoclonal antibodies in various respects, which may offer benefits for certain applications:

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

                     [Graphic Omitted]        [Graphic Omitted]

                     A depiction of a         A depiction of a
                    Monoclonal Antibody     Single-Chain Antibody


      Comparison of a standard monoclonal antibody and a single-chain antibody.

      In addition to these benefits, fully human SCAs can be isolated directly from human SCA libraries without the need for re-cloning or grafting procedures. In specific formats, SCAs are also suitable for intracellular expression allowing for their use, among other things, as inhibitors of gene expression.

      We, along with numerous other academic and industrial laboratories, have demonstrated through in vitro testing the binding specificity of dozens of SCAs. We, in collaboration with the NCI, have shown in published preclinical studies that SCAs localize to specific tumors and rapidly penetrate the tumors.

 SCAs Under Development

      In June 2004, we amended our April 2002 agreement with Micromet, a private company based in Germany, after we successfully completed the first phase of this multi-year strategic collaboration. Under the terms of the amended agreement, Enzon and Micromet combined our significant patent estates and complementary expertise in single-chain antibody technology. During the first phase of the collaboration, we established a research and development unit at Micromet's facility in Germany and generated several new SCA compounds against undisclosed targets in the fields of inflammatory and autoimmune diseases. In June 2004, we extended this collaboration to move the first of these newly created SCAs toward clinical development.

      Together with Micromet, we also continue to market our combined patent estates in the field of SCA technology with Micromet being the exclusive marketing partner. Since the start of the alliance, Micromet has granted four non-exclusive research licenses on behalf of the partnership. Resulting revenues are to be used for Micromet's and Enzon's joint SCA development activities.

      In addition, prior to our collaboration with Micromet, we granted, SCA licenses to several companies. These licenses generally provide for milestone payments and royalties from the development and commercialization of any resulting SCA product.

      The most advanced SCA-based compound is our licensee Alexion's pexelizumab. Pexelizumab is an SCA directed against complement protein C5, which is a component of the body's normal defense against foreign pathogens. Inappropriate complement activation during cardiopulmonary bypass graft surgery ("CABG") and myocardial infarction can lead to clinical problems. In July 2004, Alexion announced that they and their collaboration partner for pexelizumab, Procter & Gamble Pharmaceuticals, Inc. (Procter & Gamble), have initiated patient enrollment for a pivotal Phase 3 trial in patients undergoing coronary artery bypass graft surgery (PRIMO-CABG-2). Alexion also reported in June 2004 that they, together with Procter & Gamble, had reached agreement with the FDA on the design for the PRIMO-CABG-2 study under the Special Protocol Assessment process. The study is expected to enroll approximately 4,000 patients in North America and Europe. PRIMO-CABG-2 represents the second Phase 3 trial conducted in CABG patients. Alexion expects that, if successful, this trial will complete the filing package that will serve as the primary basis of review for the approval of a Biologics License Application ("BLA") for the CABG indication.

      Alexion is also enrolling patients in a pivotal Phase 3 trial in patients experiencing acute myocardial infarction (APEX-AMI). The study is expected to enroll approximately 8,500 patients in North America, Europe, Australia, and New Zealand over the next 24 to 36 months.

      Schering-Plough Agreement

      In November 1990, we entered into an agreement with Schering-Plough under which Schering-Plough agreed to apply our PEG technology to develop a modified form of Schering-Plough's INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval, and marketing and manufacturing the product worldwide on an exclusive basis and we are entitled to receive royalties on worldwide sales of PEG-INTRON for all indications. The royalty percentage to which we are entitled will be lower in any country where a pegylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON, where such third party is not Hoffmann-La Roche.

      In June 1999, we amended our agreement with Schering-Plough, which resulted in an increase in the effective royalty rate that we receive for PEG-INTRON sales. In exchange, we relinquished our option to retain exclusive U.S. manufacturing rights for this product. In addition, we granted Schering-Plough a non-exclusive license under some of our PEG patents relating to branched or U-PEG technology. This license gave Schering-Plough the ability to sublicense rights under these patents to any party developing a competing interferon product. In August 2001, Schering-Plough, pursuant to a cross-license agreement entered into as part of the settlement of certain patent lawsuits, granted Hoffmann-La Roche a sublicense under our branched PEG patents to allow Hoffmann-La Roche to make, use, and sell its pegylated alpha-interferon product, PEGASYS.

      Under this agreement, Schering-Plough was obligated to pay and has paid us a total of $9.0 million in milestone payments, none of which are refundable. We do not supply Schering-Plough with PEG-INTRON or any other materials and our agreement with Schering-Plough does not obligate Schering-Plough to purchase or sell specified quantities of any product. Schering-Plough's obligation to pay us royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent of ours to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. These milestone payments were recognized when received, as the earnings process was complete. Schering-Plough has the right to terminate this agreement at any time if we fail to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

      Aventis License Agreements

      During 2002, we amended our license agreement with Aventis to reacquire the rights to market and distribute ONCASPAR in the United States, Mexico, Canada and the Asia/Pacific region. In return for the marketing and distribution rights we paid Aventis $15.0 million and are obligated to pay a 25% royalty on net sales of ONCASPAR through 2014. The license agreement may be terminated by Aventis earlier upon 60 days' notice if we fail to make the required royalty payments or we decide to cease selling ONCASPAR. Following the expiration of the agreement in 2014, all rights will revert back to us, unless the agreement is terminated earlier because we fail to make royalty payments or cease to sell ONCASPAR. Prior to the amendment, Aventis was responsible for marketing and distribution of ONCASPAR. Under the previous agreement, Aventis paid us a royalty on net sales of ONCASPAR of 27.5% on annual sales up to $10.0 million and 25% on annual sales exceeding $10.0 million. These royalty payments included Aventis' cost of purchasing ONCASPAR from us under a supply agreement.

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

      Medac License Agreement

      In January 2003, we renewed an exclusive license to Medac GmbH ("Medac"), a private company based in Germany, to sell ONCASPAR and any PEG-asparaginase product developed by us or Medac during the term of the agreement in most of Europe and part of Asia. Our supply agreement with Medac provides for Medac to purchase ONCASPAR from us at certain established prices. Under the license agreement, Medac is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, Medac is required to meet certain minimum purchase requirements. The term of the agreement is for five years and will automatically renew for an additional five years if Medac meets or exceeds certain diligence requirements and thereafter the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to Medac will revert back to Enzon.

      Inex Development and Commercialization Agreements

      In January 2004, we entered into a strategic partnership with Inex Pharmaceuticals Corporation ("Inex") to develop and commercialize Inex's proprietary oncology product MARQIBO. In connection with the strategic partnership we entered into a Product Supply Agreement, a Development Agreement, and a Co-Promotion Agreement with Inex. The agreements contain cross termination provisions under which termination of one agreement triggers termination of all the agreements.

      Under the terms of the agreements, we receive the exclusive commercialization rights for MARQIBO for all indications in the United States, Canada and Mexico. The lead indication for MARQIBO is relapsed aggressive non-Hodgkin's lymphoma (NHL) for which a New Drug Application (NDA) to the United States Food and Drug Administration (FDA) was filed on March 15, 2004. The product is also in numerous phase II clinical trials for several other cancer indications, including first-line NHL.

      Upon execution of the related agreements we made a $12.0 million up-front payment to Inex, which has been determined to be an acquisition of in-process research and development as the payment was made prior to FDA approval, and therefore expensed in our Statement of Operations for the quarter ended March 31, 2004. In addition, we will be required to pay up to $20.0 million upon MARQIBO being approved by the FDA and development milestones and sales-based bonus payments could total $43.75 million, of which $10.0 million is payable upon annual sales first reaching $125.0 million, and $15.0 million is payable upon annual sales first reaching $250.0 million. We will also be required to pay Inex a percentage of commercial sales of MARQIBO and this percentage will increase as sales reach certain predetermined thresholds.

      We will share equally with Inex the future development costs to obtain and maintain marketing approvals in North America for MARQIBO, and we will pay all sales and marketing costs and certain other post-approval clinical development costs typically associated with commercialization activities. We plan to market MARQIBO to the oncology market through our North American sales force, which currently markets ABELCET, ONCASPAR, and DEPOCYT. Inex has the option of complementing our sales efforts by co-promoting MARQIBO through the formation of a dedicated North American sales and medical science liaison force. The costs of building Inex's co-promotion force will be shared equally by both companies and we will record all sales in the licensed territories. Inex retains manufacturing rights and we will reimburse Inex for the manufacture and supply of the drug at manufacturing cost plus five percent.

      The agreements will expire on a country by country basis upon the expiration of the last patent covering the licensed product in each particular country or 15 years after the first commercial sale in such country, whichever is later. The agreements are also subject to earlier termination under various circumstances.

We may terminate the agreements at any time upon 90 days notice, in connection with which we must pay a $2.0 million termination fee. Inex has completed the submission of its NDA, therefore if we terminate the agreement we must pay the $2.0 million fee. In addition, if at any time we determine that it has no interest in commercializing the product in any country, then Inex may terminate the agreement with respect to such country. Either party may terminate the agreements upon a material breach and failure to cure by the other party. In addition, either party may terminate the agreements upon the other party's bankruptcy. Generally, the termination of the agreements with respect to a particular country shall terminate our license with respect to MARQIBO, and preclude us from marketing the product, in that country. However, if we terminate the agreements because of Inex's breach or bankruptcy, the licenses granted by Inex will continue, Inex will be obligated to provide us a right of reference to Inex's regulatory dossiers and facilitate a transfer to us of the technology necessary to manufacture the product. In addition, after such termination, Inex will be obligated to exercise commercially reasonable efforts to ensure we have a continuous supply of product until we, exercising commercially reasonable efforts, have secured an alternative source of supply.

      We may also explore the acquisition and joint development of other cancer drugs with Inex.

      Fresenius Development and Supply Agreement

      In June 2003, we entered into a development and supply agreement with Fresenius, which provides us with exclusive development and distribution rights in North America for the polyclonal antibody preparation, ATG-FRESENIUS S. The agreement term is ten years, commencing upon FDA approval of the first indication for ATG-FRESENIUS S, with an option to extend the term for an additional ten years. The agreement may be terminated early by us if we determine the project not to be feasible. In addition, either party may terminate the agreement early upon a material breach by the other party. If Fresenius terminates the agreement upon a material breach by us, we will be obligated to transfer to Fresenius any IND or marketing approval that we may have obtained. Further, Fresenius may terminate the agreement if we fail to satisfy the following diligence requirements: (i) enrollment of the first patient for the first clinical trial within six months after the FDA has approved an IND for the first indication; and (ii) receipt of marketing approval in the U.S. within six years after the first IND is approved and the first patient enrolled.

      Under this agreement, we are responsible for obtaining regulatory approval of the product in the U.S. In September 2004, we made a milestone payment to Fresenius of $1.0 million upon FDA approval of the first IND and we are obligated to make another milestone payment of $1.0 million upon our submission of a BLA to the FDA. Fresenius will be responsible for manufacturing and supplying the product to us and we are required to purchase all of the finished product from Fresenius for net sales of the product in North America. We will purchase finished product at 40% of net sales, which percentage can be reduced should certain defined sales targets be exceeded. We are required to purchase a minimum of $2.0 million of product in the first year after commercial introduction and $5.0 million in the second year, with no minimum purchase requirements thereafter. Fresenius will supply the product to us without charge for the clinical trials for the first indication. For subsequent trials, we will purchase the clinical supplies from Fresenius.

      Micromet Alliance

      In April 2002, we entered into a multi-year strategic collaboration with Micromet, a private company based in Munich, Germany, to identify and develop the next generation of antibody-based therapeutics. In June 2004 we amended this agreement and extended this collaboration until September 2007. During the first phase of the collaboration, the partnership generated several new SCA compounds against undisclosed targets in the fields of inflammatory and autoimmune diseases. We extended our collaboration with Micromet to move the first of these newly created SCAs toward clinical development. Under the terms of the amended agreement, Enzon and Micromet will continue to share development costs and future revenues for the joint development project.

      Following the termination or expiration of the agreement, the rights to antibody-based therapeutics identified or developed by Enzon and Micromet will be determined in accordance with the United States rules of inventorship. In addition, we will acquire the rights to any PEGylation inventions. The agreement can be terminated by either party upon a material breach of the agreement by the other party.

      In addition to the research and development collaboration, in 2002 we made an $8.3 million investment in Micromet in the form of a note of Micromet which was amended in June 2004. This note bears interest of 3% and is payable in March 2007. This note is convertible into Micromet Common Stock at a price of 15.56 euros per share at the election of either party. During the year ended June 30, 2004 we recorded a write-down of the carrying value of this investment, which resulted in a non-cash charge of $8.3 million.

      We hold core intellectual property in SCAs. These fundamental patents, combined with Micromet's key patents in SCA linkers and fusion protein technology, generate a compelling technology platform for SCA product development. We have entered into a cross-license agreement with Micromet regarding each of our respective SCA intellectual property estates and jointly market our combined SCA technology to third parties. Micromet is the exclusive marketing partner and is instituting a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreements executed by Micromet on behalf of the partnership will be used for Micromet's and our joint SCA development activities. Several SCA molecules have been used in clinical trials. Our licensee, Alexion is currently enrolling patients in a pivotal Phase 3 trial in patients undergoing coronary artery bypass graft surgery and a pivotal Phase 3 trial in patents experiencing acute myocardial infarction (heart attack).

      Nektar Alliance

      In January 2002, we entered into a broad strategic alliance with Nektar, formerly Inhale Therapeutic Systems, Inc. that includes several components.

      The companies entered into a product development agreement to jointly develop three products to be specified over time using Nektar's Enhance(TM) pulmonary delivery platform and SEDS(TM) supercritical fluids platform. Nektar is responsible for formulation development, delivery system supply, and in some cases, early clinical development. We have responsibility for most clinical development and commercialization. This agreement terminates in January 2007 unless terminated earlier by either party upon 90 days notice of a material breach or 15 days notice of a payment default. Upon termination of the agreement, the obligations of the parties to conduct development activities will expire, but such termination shall not affect rights of either party that have accrued (e.g., with respect to the ownership of intellectual property or the right to certain payments) prior thereto.

      The two companies will also explore the development of single-chain antibody (SCA) products for pulmonary administration.

      We have entered into a cross-license agreement with Nektar under which each party also cross-licensed to the other party certain patents. We also granted Nektar the right to grant sub-licenses under certain of our PEG patents to third parties. We will receive a royalty or a share of profits on final product sales of any products that use our patented PEG technology. We receive approximately 0.5% or less of Hoffmann-La Roche's sales of PEGASYS, which represents equal profit sharing with Nektar on this product. There are currently two PEG products licensed through our Nektar partnership that are being evaluated in late-stage clinical trials, MACUGEN(TM) (pegaptanib sodium injection), for age-related macular degeneration and diabetic macular edema, and CDP870, an anti-TNF therapy for rheumatoid arthritis. We retain the right to use all of our PEG technology and certain of Nektar's PEG technology for our own product portfolio, as well as those products we develop in co-commercialization collaborations with third parties. This agreement expires upon the later of the expiration of the last licensed patent or the date the parties are no longer required to pay royalties. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 90 days of the receipt of written notice from the non-breaching party or upon the declaration of bankruptcy by the other party.

      We purchased $40 million of newly issued Nektar convertible preferred stock in January 2002. The preferred stock is convertible into Nektar common stock at a conversion price of $22.79 per share. In the event Nektar's common stock price three years from the date of issuance of the preferred stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. As a result of a continued decline in the price of Nektar's common stock, which the Company determined was other-than-temporary, during December 31, 2002 the Company recorded a write-down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. During the year ended June 30, 2004, we converted the preferred stock into common stock and sold approximately 50% of our investment in Nektar, which resulted in a net gain on investments of $11.0 million and cash proceeds of $17.4 million.

      The two companies also agreed in January 2002 to a settlement of the patent infringement suit we filed in 1998 against Nektar's subsidiary, Shearwater Polymers, Inc. Nektar has a license under the contested patents pursuant to the cross-license agreement. We received a one-time payment of $3.0 million from Nektar to cover expenses incurred in defending our branched PEG patents.

  SkyePharma Agreements

      In January 2003, we entered into a strategic alliance with SkyePharma, PLC based on a broad technology access agreement. The two companies will draw on their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and our proprietary PEG modification technology, for which we received a $3.5 million technology access fee. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase 2 clinical development. Certain research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.

      Effective December 31, 2002, we also licensed the North American rights to SkyePharma's DEPOCYT(R), an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, we paid SkyePharma a license fee of $12.0 million. SkyePharma manufactures DEPOCYT and we purchase finished product at 35% of net sales, which percentage can be reduced should a defined sales target be exceeded. We have recorded the $12.0 million license fee as an intangible asset, which is being amortized over a ten year period.

      We were required to purchase minimum levels of finished product for calendar year 2003 equal to 90% of the previous year's sales of DEPOCYT by SkyePharma and are required to purchase finished product equal to $5.0 million in net sales for each subsequent calendar year ("Minimum Annual Purchases") through the remaining term of the agreement. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25.0 million for four consecutive quarters. We are also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment will be incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007.

      Our license is for an initial term of ten years and is automatically renewable for successive two-year terms thereafter. Either party may terminate the agreement early upon a material breach by the other party, which breach the other party fails to cure within 60 days after receiving notice thereof. Further, SkyePharma will be entitled to terminate the agreement early if we fail to satisfy our Minimum Annual Purchases. In addition, we will be entitled to terminate the agreement early if a court or government agency renders a decision or issues an order that prohibits the manufacture, use or sale of the product in the U.S. If a therapeutically equivalent generic product enters the market and DEPOCYT's market share decreases, we will enter into good faith discussions in an attempt to agree on a reduction in our payment obligations to SkyePharma and a fair allocation of the economic burdens resulting from the market entry of the generic product. If we are unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, we will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, we will have the right to distribute any quantity of product we purchased from SkyePharma prior to termination.

      Medeus Manufacturing Agreement

      On November 22, 2002, we acquired from Elan Corporation plc ("Elan") the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET for $360 million plus acquisition costs. This transaction is being accounted for as a business combination. As part of the ABELCET acquisition, we entered into a long-term manufacturing and supply agreement with Elan, under which we continue to manufacture two products ABELCET and MYOCET. In February 2004, Elan sold its European sales and marketing business to Medeus Pharma Ltd. ("Medeus") and transferred the manufacturing and supply agreement to Medeus. Under the terms of the 2002 ABELCET acquisition agreement, Medeus has the right to market ABELCET in any markets outside of the U.S., Canada and Japan. ABELCET is approved for use in approximately 26 countries for primary and/or refractory invasive fungal infections.

      Our agreement with Medeus, as successor to Elan, requires that we supply Medeus with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, we supplied ABELCET and MYOCET at fixed transfer prices which approximated our manufacturing cost. From July 1, 2004 to the termination of the agreement, we will supply these products at our manufacturing cost plus fifteen percent.

      The agreement also provides that until June 30, 2004, we will calculate the actual product manufacturing costs on an annual basis and, to the extent that this amount is greater than the respective transfer prices, Medeus will reimburse us for such differences. Conversely, if such actual manufacturing costs are less than the transfer price, we will reimburse Medeus for such differences.

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

Sales and Marketing

      We have a North American sales and marketing team comprised of a hospital-based sales force which markets ABELCET and a specialty oncology sales force which markets ONCASPAR and DEPOCYT. In fiscal 2004, we began training each sales force with respect to the other's product(s) and, leveraging existing customer relationships, each sales force has begun to cross market the other's product(s). We have provided exclusive marketing rights to Schering-Plough for PEG-INTRON worldwide and to MEDAC GmbH for ONCASPAR in most of Europe and Asia. We do not market any products through the use of direct-to-consumer advertising.

      ABELCET is utilized in North America by hospitals, clinics and alternate care sites who treat patients with invasive fungal infections. In the United States, ABELCET is sold primarily to drug wholesalers who, in turn, sell the product to hospitals and certain other third parties. In some cases, ABELCET is sold by us directly to institutions. We maintain contracts with a majority of our customers which allows those customers to purchase product directly from wholesalers. These contracts generally provide for pricing based on annual purchase volumes.

      We market ONCASPAR and DEPOCYT in North America through our specialty oncology sales force to hospital oncology centers, oncology clinics and oncology physicians. We utilize an independent distributor in North America who sells the products to these customers.

      We are marketing ADAGEN on a worldwide basis. We utilize independent distributors in certain territories, including the United States, Europe and Australia.

Manufacturing and Raw Materials

      In the manufacture of ABELCET, we combine amphotericin B with DMPC and DMPG (two lipid materials) to produce an injectable lipid complex formulation of amphotericin B. We currently have two suppliers of amphotericin B and have a long-term supply agreement with our primary supplier, which is scheduled to terminate on March 31, 2006. We also have two suppliers of the lipid materials, neither of which is under a long term supply agreement. We believe that the current levels of inventory that we maintain, coupled with having two suppliers of materials, should provide us with sufficient time to find an alternative supplier, if it becomes necessary.

      In the manufacture of ADAGEN and ONCASPAR, we combine activated forms of PEG with unmodified proteins. We do not have a long-term supply agreement for the raw polyethylene glycol material that we use in the manufacturing of our PEG products. Instead, we maintain a level of inventory, which we believe should provide us sufficient time to find an alternate supplier of PEG, in the event it becomes necessary, without materially disrupting our business.

      ADAGEN and ONCASPAR use our early PEG technology which is not as advanced as the PEG technology used in PEG-INTRON and our products under development. Due, in part, to certain limitations of using our earlier PEG technology, we have had and will likely continue to have certain manufacturing problems with ADAGEN and ONCASPAR.

      Manufacturing and stability problems required us to implement voluntary recalls for one batch of ADAGEN in March 2001 and certain batches of ONCASPAR in June 2002, July 2004 and September 2004.

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

      Since January 2000, the FDA and the MCA, the European equivalent of the FDA, have conducted follow-up inspections as well as routine inspections of our manufacturing facility related to ABELCET, ONCASPAR and ADAGEN. Following certain of these inspections, the FDA has issued Form 483 reports, citing deviations from cGMP. We received the most recent Form 483 reports in April 2004 for our New Jersey and Indianapolis manufacturing facilities. We have or are in the process of responding to such reports with corrective action plans.

Patents and Intellectual Property Rights

      Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. The patent position of pharmaceutical or biotechnology companies, including our position, can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have been issued 114 patents in the U.S., many of which have foreign counterparts. These patents, without extensions, are expected to expire beginning in 2004 through 2022. We have also filed and currently have pending 43 patent applications in the U.S. Under our license agreements, we have access to large portions of Micromet's and Nektar's patent estates as well as a small number of individually licensed patents. Of the patents owned or licensed by us, 7 relate to PEG-INTRON, 17 relate to ABELCET, 3 relate to DEPOCYT, 11 relate to Pegamotecan and 18 relate to MARQIBO. Although we believe that our patents provide adequate protection for the conduct of our business, we cannot assure you that such patents:

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

      During January 2002, we settled a patent infringement suit we had brought against Shearwater Corporation Inc., a company that produces the branched PEG, or U-PEG, used in Hoffmann-La Roche's product, PEGASYS, a PEG-modified version of its alpha interferon product ROFERON-A. The settlement was part of a broad strategic alliance we formed with Nektar, Shearwater Corporation's parent corporation, in which Nektar agreed to pay us $3.0 million to cover our expenses incurred in defending our branched PEG patents and pay us 50% of any revenues it receives for the manufacture of Hoffmann-La Roche's PEGASYS. In addition, Enzon and Nektar agreed to cross license certain of their PEG intellectual property estates to each other. Also, Nektar has the right to sublicense certain of our PEG patents to third parties and we will receive a royalty or a share of profit on final product sales. We retained the rights to use our PEG patents for our own proprietary products and products we may develop with co-commercialization partners.

      During August 2001, Schering-Plough granted a sublicense to Hoffmann-La Roche under our branched PEG patents to allow Hoffmann-La Roche to make, use and sell its pegylated alpha-interferon product, PEGASYS, as part of the settlement of a patent infringement lawsuit related to PEG-INTRON. During August 2001, we dismissed a patent infringement suit we had brought against Hoffmann-La Roche relating to PEGASYS as a result of the sublicense by Schering-Plough of our branched PEG patents for PEGASYS to Hoffmann-La Roche.

      In the field of SCA proteins, we have several United States and foreign patents and pending patent applications, including a patent granted in August 1990 covering the genes needed to encode SCA proteins.

      In November 1993, Curis Inc. (formerly known as Creative BioMolecules Inc.) signed cross-license agreements with us in the field of our SCA protein technology and Curis' Biosynthetic Antibody Binding Site protein technology. In July 2001, Curis reported that it had entered into a purchase and sale agreement with Micromet AG, a German Corporation, pursuant to which Curis assigned its single chain polypeptide technology to Micromet. In April 2002, we entered into a cross-license agreement with Micromet for our respective SCA intellectual property and have decided to jointly market such intellectual property with Micromet.

      Through our acquisition of ABELCET, we acquired several U.S. and Canadian patents claiming the use and manufacture of ABELCET.

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

      In addition to obtaining FDA approval for each indication for which the manufacturer may market the drug, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with Current Good Manufacturing Practices and permit and pass inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing drug products for distribution in the United States also must list their products with the FDA and comply with Current Good Manufacturing Practices. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

      The Federal Food, Drug, and Cosmetic Act also mandates that drug products be manufactured consistent with Current Good Manufacturing Practices. In complying with the FDA's regulations on Current Good Manufacturing Practices, manufacturers must continue to spend time, money and effort in production, record-keeping, quality control, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with Current Good Manufacturing Practices. Failure to comply subjects the manufacturer to possible FDA action, such as:

      o     warning letters,

      o     suspension of manufacturing,

      o     seizure of the product,

      o     voluntary recall of a product,

      o     injunctive action, or

      o     possible civil or criminal penalties.

      To the extent we rely on third parties to manufacture our compounds and products, those third parties will be required to comply with Current Good Manufacturing Practices. We have undertaken a voluntary recall of certain lots of products in the past, and future recalls and costs associated with Current Good Manufacturing Practices are possible.

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

      Moreover, we anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us or our collaborators to limit or eliminate spending on development projects and may otherwise impact us. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the United States or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Although Congress enacted the Medicare Prescription Drug Modernization and Improvement Act of 2003, which established a general Medicare outpatient prescription drug benefit beginning in 2006, significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development.

      We are also subject to federal and state laws regulating our relationships with physicians, hospitals, third party payors of health care, and other customers. The federal anti-kickback statute, for example, prohibits the willful and knowing payment of any amount to another party with the intent to induce the other party to make referrals for health care services or items payable under any federal health care program. In recent years the federal government has substantially increased enforcement and scrutiny of pharmaceutical manufacturers with regard to the anti-kickback statute and other federal fraud and abuse rules.

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

Competition

      General

      Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors. These factors include the availability of patent and other protection of technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biopharmaceutical firms and large pharmaceutical companies in North America, Europe and elsewhere, with respect to both research and development of product candidates and commercialization of approved products. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. All of the companies offering competing products are larger than us and have substantially greater resources. Certain of these companies, especially Merck and Pfizer, are able to compete effectively with us largely by virtue of their superior resources and the market's familiarity with their "brand names" regardless of the technical advantages or disadvantages of their products.

      ABELCET

      The intravenous or IV anti-fungal market in which ABELCET competes is a highly competitive market. The products used to treat fungal infections are classified into four classes of drugs: CAB or

Conventional Amphotericin B lipid-based amphotericin B formulations, triazoles and echinocandins. While we compete with all of these drugs, ABELCET is predominately used in more severely ill patients.

      CAB is a broad-spectrum polyene anti-fungal agent that is believed to act by penetrating the cell wall of a fungus, thereby killing it. In its conventional form, amphotericin B is particularly toxic to the kidneys, an adverse effect that often restricts the amount that can be administered to a patient. CAB is sold today as a significantly lower cost generic drug. Its usage has been declining, however, due to these toxicities.

      The lipid-based formulations of amphotericin B include ABELCET, AMBISOME(R) (marketed by Fujisawa/Gilead) and AMPHOTEC(R) (marketed by Intermune, Inc.). These formulations provide the efficacy of CAB while limiting the toxicities that are inherent in CAB usage. Ambisome has proven to be a significant competitor to ABELCET. Recently, Fugisawa/Gilead has reduced the price of AMBISOME in certain geographic markets, increasing the competitive pressure on ABELCET. To the extent we are not able to address this competitive pressure successfully or we deem it necessary to reduce the price of ABELCET in order to address this competitive threat, market share or revenues or both could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

      The triazoles, which include DIFLUCAN(R) (marketed by Pfizer), SPORONOX(R) (marketed by Janssen Pharmaceuticals) and VFEND(R) (also marketed by Pfizer) have the least reported incidence of side effects versus all other antifungals. Triazoles are generally thought to be limited by a narrower spectrum of activity and have issues with drug-to-drug interactions and acquired resistance. The majority of triazole units sold in the U.S. are attributed to DIFLUCAN. DIFLUCAN in particular is often used in "less compromised" patients as prophylaxis or as first-line empirical therapy. DIFLUCAN patients are often switched to an amphotericin B product once a clinician is convinced that a patient has a fungal infection. VFEND is a second-generation triazole approved in May 2002 and is available in intravenous and oral formulations. VFEND carries a broader spectrum of activity than first generation triazoles and is indicated for the treatment of invasive aspergillosis, scedosporium apiospermum and fusariosis in patients intolerant of, or refractory to, other therapy. However, it carries with it a narrower spectrum of activity versus CAB and the lipid amphotericin B formulations, while also retaining the same potential for drug-to-drug interactions and resistance issues as the first generation triazoles.

      The newest class of products to enter the IV anti-fungal market are the echinocandins. These exhibit fewer of the CAB side effects but, like the triazoles, have a more limited spectrum of activity and less clinical data supporting widespread use across a variety of fungal pathogens. CANCIDAS (marketed by Merck) was approved in the U.S. in January 2001 and is the first echinocandin to receive FDA approval. CANCIDAS is indicated for the treatment invasive aspergillosis in patients who are refractory to or intolerant of other therapies, esophageal candidiasis and candidemia. Additional echinocandin products are in late-stage clinical development by pharmaceutical companies.

      PEGylation

      We are aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. In addition, other companies have received FDA approval for PEGylated compounds, including, Amgen's NEULASTA(R) (pegfilgrastin) and Pfizer's SOMAVERT(R) (pegvisomant for injection). Other than PEG-INTRON, our ONCASPAR and ADAGEN products, Hoffmann-La Roche's PEGASYS, Amgen's NEULASTA, and Pfizer's SOMAVERT, we are not aware of any PEG-modified therapeutic proteins that are currently available commercially for therapeutic use. Nevertheless, other drugs or treatments that are currently available or that may be developed in the future, and which treat the same diseases as those that our products are designed to treat, may compete with our products.

      ADAGEN

      Prior to the development of ADAGEN, the only treatment available to patients afflicted with adenosine deaminase or ADA-deficient SCID was a well-matched bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. At present, researchers at the NIH have been treating SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express the deficient adenosine deaminase enzyme permanently and at normal levels. To date, patients in gene therapy clinical trials have not been able to stop ADAGEN treatment and, therefore, the trials have been inconclusive.

      ONCASPAR

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

      PEG-INTRON

      The current market in the U.S. and Europe for PEGylated alpha interferon products is highly competitive. PEG-INTRON, marketed by Schering-Plough, competes directly with Hoffmann-La Roche's PEGASYS. Schering-Plough and Hoffman-La Roche have been the major competitors in the global alpha interferon market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively. Since its launch, PEGASYS has taken market share away from PEG-INTRON, and the over all market for pegylated alpha interferon in the treatment of Hepatitis C has not increased enough to offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON, which could result in lower PEG-INTRON sales and royalties to us.

      DEPOCYT

      DEPOCYT competes against generic unmodified or Ara-C cytarabine, as well as methotrexate, another generic drug, in the treatment of lymphomatous meningitis. Both of these drugs have been used for oncology treatment for decades and DEPOCYT does not have the same level of clinical experience as these drugs. Clinical trials have demonstrated, however, that DEPOCYT provides certain clinical advantages versus generic cytarabine. In a randomized, multi-center trial of patients with lymphomatous meningitis, treated either with 50 mg of DEPOCYT administered every 2 weeks or standard intrathecal chemotherapy administered twice a week, results showed that DEPOCYT achieved a complete response rate of 41% compared with a complete response rate of 6% for unencapsulated cytarabine. In this study, complete response was prospectively defined as (i) conversion of positive to negative CSF cytology and (ii) the absence of neurologic progression. DEPOCYT has also demonstrated an increase in the time to neurologic progression of 78.5 days for DEPOCYT versus 42 days for unencapsulated cytarabine. There are no controlled trials, however, that demonstrate a clinical benefit resulting from this treatment, such as improvement in disease related symptoms, increased time to disease progression, or increased survival.

      Products Under Development

      We are indepently developing Pegamotecan and we are jointly developing MARQIBO with our partner Inex for the treatment of patients with gastric or gastroesophageal junction cancers and Non-Hodgkins Lymphoma ("NHL"), who have failed or relapsed previous therapy or therapies, respectively. Currently, there are no other FDA approved products for these indications. Any product or technologies that are directly or indirectly successful in treating NHL could negatively impact the market potential for MARQIBO. Any product or technologies that are directly or indirectly successful in treating gastric and gastroesophageal junction cancers could negatively impact the market potential for Pegamotecan.

      ATG-FRESENIUS S will compete with Genzyme Corporation's THYMOGLOBULIN, a polyclonal antibody already approved for the prevention of organ rejection in kidney transplant patients, as well as several other antibody products marketed by large pharmaceutical companies.

      SCA's

      There are several technologies which compete with our SCA protein technology, including chimeric antibodies, humanized antibodies, human monoclonal antibodies, recombinant antibody Fab fragments, low molecular weight peptides and mimetics. These competing technologies can be categorized into two areas:

      o those modifying monoclonal antibodies to minimize immunological reaction to a foreign protein, which is the strategy employed with chimeric, humanized, and human monoclonal antibodies, and

      o those creating smaller portions of monoclonal antibodies, such as Fab fragments and low molecular weight peptides.

      We believe that the smaller size of our SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood and be suitable for fusion proteins, such as immunotoxins. A number of organizations have active programs in SCA proteins. We believe that our patent position on SCA proteins will likely require companies that have not licensed our SCA protein patents to obtain licenses under our patents in order to commercialize their products. We cannot be sure, however, that other companies will not develop competing SCAs or other technologies that are not blocked by our SCA patents.

Employees

      As of June 30, 2004, we employed 359 persons, including 32 persons with Ph.D. or MD degrees. At that date, 80 employees were engaged in research and development activities, 161 were engaged in manufacturing, 118 were engaged in sales, marketing and administration. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

Item 2. Properties

      As part of the ABELCET transaction, we assumed ownership of a 56,000 square foot manufacturing facility in Indianapolis, Indiana which produces ABELCET along with other products we manufacture for others on a contract basis. Our Indianapolis facility is not subject to any mortgage.

      The following are all of the facilities that we currently lease:

                                                Approx.      Approx.
                            Principal           Square       Annual            Lease
      Location              Operations          Footage       Rent           Expiration
      --------              ----------          -------       ----           ----------
20 Kingsbridge Road    Research & Development    56,000     $581,000(1)       July 31, 2021
Piscataway, NJ

300 Corporate Ct.          Manufacturing         24,000     $183,000(2)    October 31, 2012
S. Plainfield, NJ

685 Route 202/206         Administrative         25,000     $613,000(3)    January 31, 2008
Bridgewater, NJ

(1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $581,000 to $773,000.

(2) Under the terms of the lease, annual rent increases over the remaining term of the lease from $183,000 to $228,000.

(3) Under the terms of the lease, annual rent increases over the remaining term of the lease from $613,000 to $638,000.

      We believe that our facilities are well maintained and generally adequate for our present and future anticipated needs.

Item 3. Legal Proceedings

      There is no pending material litigation to which we are a party or to which any of our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Registrant's Common Equity,
        Related Stockholder Matters, an Issuer Purchases of Equity Securities

      Our common stock is traded on the NASDAQ National Market under the trading symbol "ENZN".

      The following table sets forth the high and low sale prices for our common stock for the years ended June 30, 2004 and 2003, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

             Year Ended June 30, 2004        High            Low
                                          ----------      ---------
                  First Quarter             $13.90         $10.51
                  Second Quarter             12.52          10.28
                  Third Quarter              18.40          11.97
                  Fourth Quarter             16.20          10.86

             Year Ended June 30, 2003
                  First Quarter              25.00          16.46
                  Second Quarter             20.90          15.50
                  Third Quarter              19.32          11.00
                  Fourth Quarter             15.68          11.16

      As of September 13, 2004, there were 1,566 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Equity Compensation Plan Information

      The following table sets forth information regarding outstanding options and shares reserved for future insurance under our equity compensation plans as of June 30, 2004 (in thousands, except per share data):

                                                                                     Number of securities
                                                                                   remaining available for
                             Number of securities to       Weighted-average         future issuance under
                             be issued upon exercise      exercise price of       equity compensation plans
                             of outstanding options,     outstanding options,       (excluding securities
      Plan Category            warrants and rights       warrants and rights        reflected in column a)
-------------------------    -----------------------    ---------------------     -------------------------
                                       (a)                       (b)                         (c)
   Equity compensation
    plans approved by
    security holders                  4,838                    $25.90                       3,410

   Equity compensation
    plans not approved
    by security holders                  --                        --                          --
                             -----------------------    ---------------------     -------------------------
   Total                              4,838                    $25.90                       3,410
                             =======================    =====================     =========================

Item 6. Selected Financial Data

      Set forth below is our selected financial data for the five fiscal years ended June 30, 2004.

Consolidated Statement of Operations Data ( in thousands, except per share data):

                                                                   Years Ended June 30,
                                                  ---------------------------------------------------------
                                                    2004       2003        2002         2001         2000
                                                  --------   --------   ---------    ---------    ---------
Consolidated Statements of Operations Data:
 Total revenues                                   $169,571   $146,406   $  75,805    $  31,588    $  17,018
 Cost of sales                                      46,986     28,521       6,078        3,864        4,888
 Research and development expenses                  34,769     20,969      18,427       13,052        8,383
 Write-down of carrying value of investment          8,341     27,237          --           --           --
 Acquired in process research and development       12,000         --          --           --           --
 Other operating expenses                           60,433     39,782      16,687       11,796       12,956
 Operating income (loss)                             7,042     29,897      34,613        2,876       (9,209)
 Interest and dividend income                       13,396      8,942      18,681        8,401        2,943
 Interest expense                                   19,829     19,828      19,829          275            4
 Other income (expense), net                         3,860     26,938       3,218           11          (36)
 Income tax provision (benefit)                      1,592        223      (9,123)        (512)          --
 Net earnings available for common stockholders      2,877     45,726      45,806       11,525       (6,306)
 Net earnings per common shares
  Basic                                           $   0.07   $   1.06   $    1.07    $    0.28    ($   0.17)
  Diluted                                         $   0.07   $   1.05   $    1.04    $    0.26    ($   0.17)


                                                                    Years Ended June 30,
                                                  ---------------------------------------------------------

                                                    2004       2003        2002         2001         2000
                                                  --------   --------   ---------    ---------    ---------
Consolidated Balance Sheet Data:
  Current assets                                   170,353    152,847     221,462      455,521       57,581
  Current liabilities                               31,664     34,345      19,701        9,410        8,172
  Total assets                                     724,863    728,566     610,748      549,675      130,252
  Other long-term obligations                        1,655      2,637         552        1,276        1,118
  Long-term debt                                   400,000    400,000     400,000      400,000           --
  Total stockholders' equity                       291,544    291,584     190,495      138,989      120,962

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Company Overview

      We are a biopharmaceutical company that discovers, develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of our proprietary technologies, as well as through strategic transactions and partnerships Our revenues are comprised of sales of four FDA approved products as well as royalties on sales of products that use our technology. In addition, we manufacture several products for other companies in our manufacturing facility. Our expenditures relate to the development of additional products under various stages of development, as well as costs related to the sales and manufacture of our products.

Liquidity and Capital Resources

      Total cash reserves, including cash, cash equivalents and marketable securities, as of June 30, 2004 were $186.2 million, as compared to $153.3 million as of June 30, 2003. The increase is primarily the result of net cash provided by operations of $37.1 million, purchase of acquired in process research and development of $12.0 million and cash proceeds of $7.8 million related to our sale of 880,075 shares of Nektar common stock and marketable securities. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.

      During the year ended June 30, 2004, net cash generated from operating activities was $37.1 million, principally reflecting our net income of $2.9 million, depreciation and amortization of $22.1 million, other non-cash charges provided of $10.2 million, acquired in process research and development of $12.0 million, write-down of the carrying value of Micromet of $8.3 million, and a net increase in operating assets and liabilities of $2.0 million. During the year ended June 30, 2003, net cash generated from operating activities was $58.2 million, primarily reflecting our net income of $45.7 million and the effect of non-cash amounts for the merger termination fee of $34.6 million, the write-down of the carrying value of an investment of $27.2 million, depreciation and amortization of $13.8 million, deferred taxes of $4.4 million, and lower working capital of $10.5 million. During the year ended June 30, 2002, net cash generated from operating activities was $29.6 million, primarily reflecting our net income of $45.8 million and the effect of non-cash amounts for the depreciation and amortization, deferred taxes of $9.0 million, and increased working capital of $7.2 million.

      Net cash used in by investing activities totaled $12.8 million for the year ended June 30, 2004 as compared to $106.4 million and $231.1 million for the years ended June 30, 2003 and 2002, respectively. Cash provided by investing activities during the year ended June 30, 2004 consisted of net proceeds from marketable securities of $5.6 million, which was offset by cash used in investing activities of $6.4 million for purchases of property and equipment and $12.0 million for acquired in process research and development. Cash used in investing activities during the year ended June 30, 2003 related to $11.2 million for purchases of property and equipment, $369.3 million for the acquisition of the North American ABELCET business, and $12.2 million for the North American license of DEPOCYT. These items were partly offset by net proceeds from marketable securities totaling $286.3 million for the year ended June 30, 2003. Cash used in investing activities for the year ended June 30, 2002 related to $7.5 million for purchases of property and equipment, $15.0 million of product rights related to the reacquisition of ONCASPAR, and $48.3 million of other investments. These items were offset by net purchases of marketable securities of $160.3 million.

      Net cash provided by financing activities for the years ended June 30, 2004, 2003, and 2002 was $527,000, $1.1 million, and $5.1 million, respectively. Financing activities for the year ended June 30, 2004 were related to proceeds from common stock issued under our stock option plans. Financing activities for the year ended June 30, 2003 were primarily related to proceeds from common stock issued under our stock options plans and payment of preferred stock dividends. Financing activity for the year ended June 30, 2002 was related to proceeds from common stock issued under our stock option plans.

      As of June 30, 2004, we had $400.0 million of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $9.0 million as of June 30, 2004. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or since July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

      In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that our investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in fair value is recorded as either other comprehensive income (See Note 3) or in the Statement of Operations depending on the portion of the derivative designated and effective as a hedge. As of June 30, 2004, the market value of NPS' common stock was $21.00 per share. When the underlying shares become unrestricted and freely tradable, we are required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the year ended June 30, 2004, we sold and re-purchased 1,125,000 shares respectively of common stock of NPS. The unrealized gain previously included in other comprehensive income prior to the sale and repurchase with respect to these shares aggregating $1.8 million for the year ended June 30, 2004, was recognized in the Statements of Operations and is included in "Other Income". With respect to the remaining 375,000 shares of NPS common stock, as of June 30, 2004, $38,000 has been recorded in comprehensive income for the year ended June 30, 2004, net of income taxes. The fair value of the Collar represents a receivable from the counterparty of $1.7 million at June 30, 2004. In addition, the time value component of the Collar represents a gain of $1.7 million for the year ended June 30, 2004, was recorded as "Other Income" in the Statement of Operations. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time we will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

      Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; short-term investments; marketable securities; sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET(R); and royalties earned, which are primarily related to sales of PEG-INTRON(R); and contract manufacturing revenue. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

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

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2004 we are not involved in any SPE transactions.

Contractual Obligations

      Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, our convertible debt and our license agreements with collaborative partners.

      As of June 30, 2004, we had $400.0 million of convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 2, 2002. Accrued interest on the notes was $9.0 million as of June 30, 2004 (which was paid on July 1, 2004). The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.

      We have a multi-year strategic collaboration with Micromet, a private company, to combine our patent estates and complementary expertise in single-chain antibody (SCA) technology to create a leading platform of therapeutic products based on antibody fragments. We have an obligation to fund 50% of research and development expenses for certain activities relating to SCA for the collaboration through September 2007.

      We have a multi-year strategic alliance with Nektar whereby the companies have entered into a product development agreement to jointly develop three products to be specified over time using Nektar's enhance pulmonary delivery platform and supercritical fluids platform. We have an obligation to fund most clinical development and commercialization costs for the collaboration through January 2007.

      Our strategic alliance with SkyePharma PLC ("SkyePharma") provides for the two Companies to combine their drug delivery technology and expertise to jointly develop up to three products for future commercialization. Research and development costs related to the jointly developed products will be shared equally based on an agreed upon annual budget, and future revenues generated from the commercialization of jointly-developed products will also be shared equally. In addition, SkyePharma is entitled to a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development.

      Under our exclusive license for the right to sell, market and distribute SkyePharma's DEPOCYT product, we are required to purchase minimum levels of finished product for calendar 2003 of 90% of the previous year sales by SkyePharma and a sales level of $5.0 million for each subsequent calendar year. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annualized run rate for four consecutive quarters and an additional milestone payment of $5.0 million if Enzon's sales exceed an annualized run rate of $25 million for four consecutive quarters. We are also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment is incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007.

      Under our agreement with Fresenius Biotech ("Fresenius") we are responsible for North American clinical development, approval, and commercialization of ATG-FRESENIUS S. In September 2004, the Company made a $1.0 million milestone payment to Fresenius upon FDA approval of an Investigational New Drug Application. We are obligated to make another milestone payment of $1.0 million upon submission of a Biologics License Application. Upon the commercialization of the product in North America, we will purchase the finished product from Fresenius at a specified percentage of net sales.

      During January 2004, we entered into a strategic partnership with Inex. We are obligated to make a milestone payment of up to $20.0 million to Inex upon MARQIBO receiving accelerated approval from the FDA. Additional development milestones and sales-based bonus payments could total $43.75 million, of which $10.0 million is payable upon annual sales first reaching $125.0 million and $15.0 million is payable upon annual sales first reaching $250.0 million. Inex will also receive a percentage of commercial sales of MARQIBO and this percentage will increase as sales reach certain predetermined thresholds.

      The Company leases three facilities in New Jersey. Total future minimum lease payments and commitments for operating leases total $15.7 million.

      Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.

      The following chart represents our contractual cash obligations aggregated by type as of June 30, 2004 (in millions):

                                                             Payments due by period
                                          -----------------------------------------------------------------
Contractual Obligations and                        Less than                                    More than 5
Commercial Commitments                    Total      1 Year       2 - 3 Years     4 - 5 Years      years
                                          ------   ---------      -----------     -----------   -----------
Long-term debt including current
  portion                                 $400.0     $   --          $   --          $400.0        $   --
Operating lease obligations                 15.7        1.5             2.9             2.1           9.2
Inventory purchase obligations              45.0        5.0            10.0            10.0          20.0
Interest due on long-term debt              81.0       18.0            36.0            18.0           9.0

                                          ------     ------          ------          ------        ------
Totals                                    $541.7     $ 24.5          $ 48.9          $430.1        $ 38.2
                                          ======     ======          ======          ======        ======

This table does not include milestone commitments of $60.6 million which are only payable upon the occurrence of future events.

Fiscal Years Ended June 30, 2004, 2003, and 2002

      Revenues. Total revenues for the year ended June 30, 2004 were $169.6 million compared to $146.4 million for the year ended June 30, 2003 and $75.8 million for the year ended June 30, 2002. The components of revenues are product sales, contract manufacturing revenues, royalties we earn on the sale of our products by others, and contract revenues.

      Net product sales for the year ended June 30, 2004 increased by 82% to $107.9 million compared to $59.3 million for the year ended June 30, 2003. The increase in sales was due to increased sales of each of our four internally marketed products: ABELCET(R), DEPOCYT(R), ADAGEN(R) and ONCASPAR(R). During November 2002, we acquired the North American ABELCET business from Elan. During the year ended June 30, 2004, we recorded sales of ABELCET in North America of $67.7 million for the year ended June 30, 2004, as compared to $28.4 million for the year ended June 30, 2003. During January 2003, we obtained an exclusive license for the right to sell, market, and distribute SkyePharma's DEPOCYT in North America. During the year ended June 30, 2004, we recorded DEPOCYT sales of $5.0 million as compared to $2.5 million for year ended June 30, 2003. The increase in net sales of ABELCET and DEPOCYT was principally due to the acquisition of the product during the year ended June 30, 2003. Sales of ONCASPAR increased by 46% to $18.1 million for the year ended June 30, 2004 from $12.4 million for the year ended June 30, 2003. This was a result of additional sales and marketing efforts to support ONCASPAR. In June 2002, we reacquired the North American rights to market and distribute ONCASPAR in North America for certain territories which were previously licensed to Aventis. Sales of ADAGEN increased by 7% for the year ended June 30, 2004 to $17.1 million, as compared to $16.0 million for the year ended June 30, 2003 due to an increase in the number of patients receiving the drug.

      Net product sales increased by 167% to $59.3 million for the year ended June 30, 2003 from $22.2 million for the year ended June 30, 2002. The increase in net sales was due to the commencement of sales of ABELCET in North America in November 2002 and DEPOCYT(R) in January 2003, and increased sales of ADAGEN and ONCASPAR. During the year ended June 30, 2003, we recorded $28.4 million related to sales of ABELCET in North America. During the year ended June 30, 2003, we recorded DEPOCYT sales of $2.5 million. Sales of ONCASPAR increased by 43% to $12.4 million for the year ended June 30, 2003, compared to $8.7 million for the year ended June 30, 2002. In June 2002, we reacquired the rights to market and distribute ONCASPAR in North America and certain other territories, which we previously exclusively licensed to Aventis. Sales of ADAGEN increased by 19% for the year ended June 30, 2003 to $16.0 million, as compared to $13.5 million for the year ended June 30, 2002 due to an increase in the number of patients receiving the drug.

      Contract manufacturing revenue for the year ended June 30, 2004 was $12.9 million, as compared to $8.7 million for the comparable period of the prior year. Contract manufacturing revenue is related to the manufacture and sale of ABELCET for the international market and other contract manufacturing revenue. As part of the ABELCET acquisition in November 2002, we entered into a long-term manufacturing and supply agreement with Elan, under which we continue to manufacture two products, MYOCET and ABELCET for the European market. During February 2004, Elan sold its European sales and marketing business to Medeus Pharma Ltd ("Medeus") and transferred the manufacturing and supply agreement to Medeus. Approximately $1.7 million of the $12.9 million of revenues recorded during the year ended June 30, 2004 related to a payment of $1.7 million from Elan for invoices that had been previously disputed by Elan and therefore, not previously recognized as revenue.

      Contract manufacturing revenue for the year ended June 30, 2003 is related to the manufacture and sale of ABELCET for the international market and other contract manufacturing revenue, which began in November 2002 as part of the ABELCET acquisition. Contract manufacturing revenue for the year ended June 30, 2003 was $8.7 million.

      Royalties for the year ended June 30, 2004 decreased to $47.7 million compared to $77.6 million for the year ended June 30, 2003. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to competitive pressure from the competing pegylated alpha interferon product, PEGASYS(R), which Hoffmann-La Roche launched as a combination therapy for hepatitis C in December 2002.

      Royalties for the year ended June 30, 2003 increased to $77.6 million as compared to $53.3 million for the year ended June 30, 2002. The increase was primarily due to the increased sales by Schering-Plough, our marketing partner, of PEG-INTRON in combination with REBETOL in the U.S. and increased sales of PEG-INTRON in Europe.

      Due to the competitive pressure from PEGASYS, we believe royalties from sales of PEG-INTRON may continue to decrease in the near term. This decrease may be offset by the potential launch of PEG-INTRON in combination with REBETOL in Japan. In April 2004, Schering-Plough announced a New Drug Application was filed in Japan for PEG-INTRON combination therapy. Since its launch, PEGASYS has taken market share away from PEG-INTRON in the U.S. and Europe and the overall market for pegylated alpha interferon in the treatment of hepatitis C has not increased enough to offset the effect PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON, which could result in lower PEG-INTRON sales and royalties to us.

      Based on our focused marketing efforts for ABELCET we believe that we have been able to stabilize the pressure from the introduction of new products in the antifungal market, namely Pfizer's VFEND(R) and Merck's CANCIDAS(R). Given the highly competitive landscape of the antifungal market, we expect ABELCET to have modest growth over the next year.

      We expect ADAGEN sales to grow over the next year at similar levels to those achieved for the year ended June 30, 2004. We expect ONCASPAR sales to continue to grow, but at a pace slower then the 46% growth rate achieved in fiscal 2004. ONCASPAR sales may decline if we are unable to correct certain manufacturing problems that have caused us to recall two lots in recent months. We expect DEPOCYT sales to gain modestly from the current sales level of approximately $1.0 million to $1.2 million per quarter. However, we cannot assure you that any particular sales levels of ABELCET, ADAGEN, ONCASPAR, DEPOCYT or PEG-INTRON will be achieved or maintained.

      Contract revenues for the year ended June 30, 2004 increased to $1.0 million as compared to $811,000 for the year ended June 30, 2003 and $293,000 for the year ended June 30, 2002. The increase was due to the recognition of revenue over the entire fiscal year related to payments received from the licensing of our PEG technology to SkyePharma. In connection with such licensing, we received a payment of $3.5 million in January 2003, which is being recognized into income based on the term of the related agreement.

      We had export sales and royalties recognized on export sales of $44.3 million for the year ended June 30, 2004, $40.2 million for the year ended June 30, 2003 and $26.3 million for the year ended June 30, 2002. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $34.7 million for the year ended June 30, 2004, $35.5 million for the year ended June 30, 2003 and $24.9 million for the year ended June 30, 2002.

      Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net product sales and manufacturing revenue, decreased to 39% for the year ended June 30, 2004 as compared to 42% for the year ended June 30, 2003. The decrease was principally due to the higher 2003 inventory costs as a result of certain purchase accounting adjustments to the inventory acquired with the ABELCET acquisition, which was sold during the year ended June 30, 2003, as well as manufacturing revenue with no related costs due to a payment of $1.7 million from Elan for invoices that had been previously disputed by Elan and therefore not previously recognized as income.

      Cost of sales and manufacturing revenue, as a percentage of net product sales and manufacturing revenue, for the year ended June 30, 2003 was 42% as compared to 27% in 2002. The increase was due to higher cost of sales for ABELCET due to certain purchase accounting adjustments to the acquired inventory totaling $8.6 million and as a result of unabsorbed capacity costs. The increase was also due to our reacquisition of ONCASPAR, which resulted in increased cost of sales for the product. Under the reacquisition agreement, we made a $15.0 million payment to Aventis in June 2002 and we pay Aventis 25% royalty on net sales of ONCASPAR. The royalty and amortization of the $15.0 million payment over a 14 year period are included in cost of sales for the product, accounting for an increase in cost of sales as a percentage of sales.

      Research and Development. Research and development expenses increased by $13.8 million or 66% to $34.8 million for the year ended June 30, 2004, as compared to $21.0 million for the same period last year. The increase was primarily due to (i) increased spending of approximately $2.5 million related to our single chain antibody collaboration with Micromet AG; (ii) increased spending on our two late stage development programs, Pegamotecan of approximately $1.2 million and ATG Fresenius S, of approximately $3.0 million;
(iii) increased spending of approximately $2.0 million related to our strategic partnership with Inex on Inex's proprietary oncology product MARQIBO; (iv) increased preclinical spending of $1.7 million; and (v) increased personnel-related expenses of approximately $3.4 million.

      Research and development expenses for the year ended June 30, 2003 increased by $2.6 million or 14% to $21.0 million as compared to $18.4 million in 2002. The increase was primarily due to (i) increased spending of approximately $1.7 million related to our single chain antibody collaboration with Micromet AG; (ii) increased spending on our two late stage development programs, Pegamotecan and ATG FRESENIUS S, of approximately $1.4 million. These increases were partially offset by a decrease of approximately $500,000 in costs as a result of our January 2003 decision to suspend our PEG-paclitaxel program.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended June 30, 2004 increased by $16.4 million to $47.0 million, as compared to $30.6 million in 2003. The increase was primarily due to (i) increased sales and marketing expenses of approximately $11.3 million related to the hiring of our North American sales force in connection with our acquisition of ABELCET; (ii) increased sales and marketing expense of approximately $2.7 million related to the continued build out of a sales and marketing presence in oncology for ONCASPAR and DEPOCYT; and (iii) increased costs of approximately $2.4 million that were primarily attributable to personnel-related expenses.

      Selling, general and administrative expenses for the year ended June 30, 2003 increased by $14.1 million to $30.6 million, as compared to $16.5 million in 2002. The increase was primarily due to (i) increased sales and marketing expense of approximately $10.8 million related to the acquisition of ABELCET and the subsequent hiring of our North American sales force; (ii) increased sales and marketing expense of approximately $4.2 million due to the reacquisition of marketing and distribution rights for ONCASPAR from Aventis and the subsequent establishment of a sales and marketing presence in oncology; and (iii) increased costs of approximately $626,000 that were primarily attributable to personnel-related expenses. These increases were partially offset by a reduction in legal expense of approximately $1.5 million related to the settlement of the prior year's patent litigation with Nektar. During January 2002, we settled our patent infringement suit with Nektar and entered into a broad collaboration.

      Amortization. Amortization expense increased to $13.4 million for the year ended June 30, 2004, as compared to $9.2 million for the year ended June 30, 2003 and $142,000 for the year ended June 30, 2002, as a result of the intangible assets acquired in connection with the ABELCET acquisition during November 2002. Amortization of intangible assets is provided over their estimated lives ranging from 3-15 years on a straight-line basis.

      Acquired In Process Research and Development. Acquired in process research and development for the year ended June 30, 2004 of $12.0 million was due to an up-front payment to Inex related to the execution of our strategic partnership and related agreements entered into with Inex related to MARQIBO (a development-stage product).

      Write-down of investment. During the year ended June 30, 2004, we recorded a write-down of the carrying value of our investment in Micromet, which resulted in a non-cash charge of $8.3 million. In April 2002, we entered into a multi-year strategic collaboration with Micromet, which was amended in June 2004, to identify and develop antibody-based therapeutics. We made an $8.3 million investment into Micromet in the form of a convertible note due to Enzon that is payable in March 2007 and bears interest at 3%. This note is convertible into Micromet common stock at the election of either party. We based our decision to write-down the note due an other-than-temporary decline in the estimated fair value of this investment.

      In January 2002, we entered into a broad strategic alliance with Nektar to co-develop products utilizing both companies' proprietary drug delivery platforms. As a part of this agreement, we purchased $40.0 million of newly issued Nektar convertible preferred stock which is currently convertible into Nektar common stock at a conversion price of $22.79 per share. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, and additional investments. As a result of a continued decline in the price of Nektar's common stock, which was determined to be other-than-temporary, we recorded a write-down of the carrying value of our investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment at the time of the write-down.

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

      Other income (expense) Other income (expense) for the year ended June 30, 2004 was an expense of $2.6 million, as compared to other income of $16.1 million for the year ended June 30, 2003. Other income (expense) includes: net investment income, interest expense, and other income.

      Net investment income for the year ended June 30, 2004 increased by $4.5 million to $13.4 million for the year ended June 30, 2004, as compared to $8.9 million for the year ended June 30, 2003. The increase was primarily due to a net realized gain of $11.0 million principally related to the sale of approximately 50% of the Company's investment in Nektar. The increase was partially offset by a decrease in our interest-bearing investment as a result of our previous years purchase of the North American rights to ABELCET in November 2002 for a cash payment of $360.0 million plus acquisition costs, as well as a decrease in interest rates.

      Net investment income for the year ended June 30, 2003 decreased by $9.8 million to $8.9 million for the year ended June 30, 2003, as compared to $18.7 million for the year ended June 30, 2002. The decrease was primarily due to a reduction in our interest-bearing investments resulting from our purchase of the North American rights to ABELCET in November 2002 for a cash payment of $360.0 million plus acquisition costs, as well as a decrease in interest rates.

      Interest expense was $19.8 million for each of the years ended June 30, 2004, 2003, and 2002. Interest expense is related to $400.0 million in 4.5% convertible subordinated notes, which were outstanding for each of the periods.

      During the year ended June 30, 2003, we recorded NPS merger termination income of $26.9 million. This amount reflects the aggregate consideration of $34.6 million we received related to the mutual termination of our proposed merger with NPS Pharmaceuticals, Inc. in June 2003 net of $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal, and accounting fees).

      Other income increased by approximately $3.8 million to $3.9 million for the year ended June 30, 2004, as compared to $41,000 for the year ended June 30, 2003. The increase in other income was related to a derivative instrument we entered into as a protective collar arrangement to reduce our exposure associated with the 1.5 million shares of NPS common stock. During the year ended June 30, 2004, we recorded other income of $1.7 million to reflect the change in the fair value of this derivative hedging instrument and $1.8 million on the sale of NPS Common Stock.

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

      Income Taxes. For the year ended June 30, 2004 the Company recognized a net tax expense of approximately $1.6 million for federal and state purposes. Income tax expense for the year ended June 30, 2004 is comprised of a tax provision for income taxes payable and a charge of $2.7 million primarily related to an increase in the Company's valuation allowance for certain research and development tax credits and capital losses that we believe it is now more likely than not that we may not be able to utilize. We continue to believe it is more likely than not that we will be able to utilize the majority of our net operating loss carryforwards and tax credits. During the year ended June 30, 2004, we sold approximately $3.2 million of our state net operating loss carryforwards for proceeds of $254,000 (which was recorded as a tax benefit) and we purchased approximately $23.5 million of gross state net operating loss carryforwards for $1.5 million.

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

      Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of June 30, 2004 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

      Revenues from product sales and manufacturing revenue are recognized at the time of shipment and a provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals. We ship product to customers primarily FOB shipping point and utilize the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured.

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

      Under the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have significant net deferred tax assets, primarily related to net operating loss and other carryforwards, and continue to analyze what level of the valuation allowance is needed taking into consideration the expected future performance of the Company.

      We assess the carrying value of our cost method investments in accordance with SFAS No. 115 and SEC Staff Accounting Bulletin (SAB) No. 59. Commencing with the first quarter of fiscal 2005 the Company will evaluate investments in accordance with EITF 03-01, the Meaning of Other-Than-Temporary Impairment and its application to Certain Investments. An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances changes.

      In accordance with the provisions of SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination, are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment test on May 31, 2004, which indicated that goodwill was not impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the Company level because the Company is in one reporting unit and consists of two steps. First, the Company determines the fair value of its reporting unit and compares it to its carrying amount. Second, if the carrying amount of its reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the Company's goodwill. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

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

Recently Issued Accounting Standards

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("FIN46-R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of June 30, 2004 the Company is not a party to transactions contemplated under FIN 46-R.

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

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material effect on the Company's condensed consolidated financial position, results of operations or cash flows.

      In November 2003, the Emerging Issues Task Force ("EITF") reached an interim consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the notes to consolidated financial statements. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The Company does not expect the adoption under the final consensus to have a significant impact on our financial position results of operations and cash flows.

Risk Factors

      Our business is heavily dependent on the continued sale of PEG-INTRON and ABELCET. If revenues from either of these products fail to increase as anticipated or materially decline, our financial condition and results of operations will be materially harmed.

      Our results of operations are heavily dependent on the revenues derived from the sale and marketing of PEG-INTRON and ABELCET. Under our agreement with Schering-Plough, pursuant to which Schering-Plough applies our PEG technology to develop a modified form of Schering-Plough's INTRON A, we are receiving royalties on worldwide sales of PEG-INTRON. During the fiscal year ended June 30, 2004, total royalties comprised approximately 28% of our total revenues. Hoffmann-La Roche recently received FDA and European Union approval for PEGASYS, which competes with PEG-INTRON in the United States, Europe and Canada. The launch of PEGASYS has led to greater competitive pressure on PEG-INTRON sales. Since its launch, PEGASYS has taken market share away from PEG-INTRON and the overall market for pegylated alpha-interferon in the treatment of Hepatitis C has not increased sufficiently so as to offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and lower royalties to us. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval, manufacturing and marketing the product worldwide on an exclusive basis. Schering-Plough received marketing authorization for PEG-INTRON and in PEG-INTRON and REBETOL capsules as combination therapy for the treatment of hepatitis C in the U.S. and the European Union. If Schering-Plough fails to effectively market PEG-INTRON or discontinues the marketing of PEG-INTRON for these indications, this would have a material adverse effect on our business, financial condition and results of operations.

      Even though the use of PEG-INTRON as a stand alone therapy and as combination therapy with REBETOL has received FDA approval, we cannot assure you that Schering-Plough will be successful in marketing PEG-INTRON or that Schering-Plough will not continue to market INTRON A, either as a stand-alone product or in combination therapy with REBETOL. The amount and timing of resources dedicated by Schering-Plough to the marketing of PEG-INTRON is not within our control. If Schering-Plough breaches or terminates its agreement with us, the commercialization of PEG-INTRON could be slowed or blocked completely. In addition, any ensuing dispute between us and Schering-Plough would be expensive and time consuming, which could have a material, adverse effect on our business, financial condition, and results of operations. Our revenues will be negatively affected if Schering-Plough continues to market INTRON A in competition with PEG-INTRON or if it cannot meet the manufacturing demands of the market. In 2001, Schering-Plough was unable to manufacture sufficient quantities of PEG-INTRON to meet market demand due to overwhelming demand for the PEG-INTRON and ribavirin combination therapy. As a result, Schering-Plough implemented a temporary wait list program for newly enrolled patients in order to ensure uninterrupted access for those patients already using PEG-INTRON. As of October 2, 2002, the wait list was terminated as a sufficient quantity of PEG-INTRON and ribavirin was available to meet market demand.

      ABELCET accounts for $80.6 million or approximately 48% of our total revenues and we expect that ABELCET will account for a significant portion of our future total revenues. The entry of new products from Merck and Pfizer in the antifungal market is currently impacting ABELCET sales, as clinicians explore the use of these new therapeutic agents. In addition, Fujisawa Healthcare, Inc. and Gilead Pharmaceuticals are currently marketing AMBISOME, and InterMune, Inc. is marketing AMPHOTEC, each of which is a liposomal version of Amphotericin, for the treatment of fungal infections. AMBISOME and AMPHOTEC compete with ABELCET and sales of these competitive products have resulted in greater competitive pressure on ABELCET sales. We cannot assure you that revenues from the sale and marketing of ABELCET will remain at or above current levels. In addition, our manufacturing facility in Indianapolis manufactures our entire supply of ABELCET. If sales of ABELCET decline, if the Indianapolis facility were to cease operations or if there were a long-term supply interruption due to the facility's decreased production, our financial condition and results of operations will be materially harmed.

      We may not sustain profitability.

      Prior to the fiscal year ended June 30, 2001, we had incurred substantial losses. As of June 30, 2004, we had an accumulated deficit of approximately $24.3 million. Although we earned a profit for the fiscal years ended June 30, 2004, 2003 and 2002, we cannot assure you that we will be able to remain profitable. Our ability to remain profitable will depend primarily on Schering-Plough's effective marketing of PEG-INTRON and our effective marketing of ABELCET, as well as on the rate of growth in our other product sales or royalty revenue and on the level of our expenses. Our ability to achieve long-term profitability will depend upon our and our licensees' ability to obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be commercialized successfully or that our operations will sustain profitability.

      We are subject to extensive regulation. Compliance with these regulations can be costly, time consuming and subject us to unanticipated delays in developing our products. The regulatory approval process is highly uncertain and we may not successfully secure approval for MARQIBO.

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

      The NDA was submitted under the provisions of Subpart H (Accelerated Approval of New Drugs for Serious or Life-Threatening Illnesses) of the Food, Drug and Cosmetic Act. The Accelerated Approval regulations are intended to make promising products for life-threatening diseases available to the market on the basis of preliminary evidence prior to formal demonstration of patient benefit and provide a path to approval using clinical data from a single-arm trial. The risk of non-approval with a Subpart H NDA are higher than those associated with a standard NDA review because of, among other things, the smaller number of patients and more limited data. To the extent the FDA challenges or invalidates any of the clinical trial data, the risks are greater with a Subpart H review that the remaining data will not be sufficient to support regulatory approval. Even if approval is obtained, approvals granted under Subpart H are provisional and require a written commitment to complete post-approval clinical studies that formally demonstrate patient benefit. Securing FDA approval based on a single-arm trial, such as the trial underlying the MARQIBO NDA, is a particular challenge and approval can never be assured. If approved, we plan to market MARQIBO through our existing specialty sales force, which currently targets the oncology market.

      In addition to relapsed aggressive NHL, along with Inex we are also exploring the development of MARQIBO for a variety of other cancers, including Hodgkin's disease, acute lymphoblastic leukemia, pediatric malignancies, and first-line aggressive NHL in combination with other chemotherapeutic agents.

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

      Manufacturers of drugs also must comply with the applicable FDA current good manufacturing practice ("cGMP") regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before they can be used in commercial manufacturing. We or our present or future suppliers may be unable to comply with the applicable cGMP regulations and other FDA regulatory requirements. We manufacture ABELCET, ONCASPAR and ADAGEN. Schering-Plough is responsible for manufacturing PEG-INTRON and SkyePharma is responsible for manufacturing DEPOCYT.

      ADAGEN and ONCASPAR use our earlier PEG technology which tends to be less stable than the PEG technology used in PEG-INTRON and our products under development. Due, in part, to the drawbacks in the earlier technologies we have had and may continue to have manufacturing problems with these products.

      Manufacturing and stability problems required us to implement voluntarily recalls for one ADAGEN batch in March 2001 and certain batches of ONCASPAR in June 2002, July 2004 and September 2004. To date, we have been unable to identify the cause of the manufacturing and stability problems related to the batches of ONCASPAR that we voluntarily recalled in July and September 2004 and preliminary indicators do not rule out that an additional batch of ONCASPAR may also be affected by manufacturing and stability problems, which we may also voluntarily recall in the near term. In addition to voluntary recalls, mandatory recalls can also take place if regulators or courts require them, even if we believe our products are safe and effective. Recalls result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured or due to customer dissatisfaction. We cannot assure you that future product recalls will not materially adversely affect our business, our financial conditions, results of operations or our reputation and relationships with our customers.

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

      In July 1999, the FDA conducted an inspection of our manufacturing facility in connection with our product license for ADAGEN. Following that inspection, the FDA documented several deviations from cGMP in a Form 483 report. We provided the FDA with a corrective action plan. In November 1999, the FDA issued a warning letter citing the same cGMP deviations listed in the July 1999 Form 483, but it also stated that the FDA was satisfied with our proposed corrective actions. As a result of the deviations, the FDA decided not to approve product export requests from us for ONCASPAR until it determined that all noted cGMP deviations were either corrected or in the process of being corrected. This restriction was removed in August 2000.

      Since January 2000, the FDA has conducted follow-up inspections as well as routine inspections of our manufacturing facilities related to ABELCET, ONCASPAR and ADAGEN. Following certain of these inspections, the FDA has issued Form 483 reports citing deviations from cGMP, the most recent ones of which were issued in April 2004 for our New Jersey and Indianapolis manufacturing facilities. We have or are in the process of responding to such reports with corrective action plans.

      We are aware that the FDA has conducted inspections of certain of the manufacturing facilities of Schering-Plough, and those inspections have resulted in the issuance of Form 483s citing deviations from cGMP.

      If we or our licensees, including Schering-Plough, face additional manufacturing problems in the future or if we or our licensees are unable to satisfactorily resolve current or future manufacturing problems, the FDA could require us or our licensees to discontinue the distribution of our products or to delay continuation of clinical trials. In addition, if we or our licensees, including Schering-Plough, cannot market and distribute our products for an extended period, sales of the products and customer relationships will suffer, which would adversely affect our financial results.

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

      A Phase III clinical trial is being conducted for PEG-INTRON for one cancer indication. Schering-Plough is also in early stage clinical trials for PEG-INTRON in other cancer indications. Schering-Plough is currently conducting late-stage strategic clinical trials for treatment of hepatitis C in Japan. Clinical trials are also being conducted for PEG-INTRON as a long term maintenance therapy (the COPILOT study) and separately as combination therapy with REBETOL in patients with chronic hepatitis C who did not respond to or had relapsed following previous interferon-based therapy. We are currently conducting a pivotal clinical trial for Pegamotecan and plan to initiate a pivotal clinical trial for ATG-FRESENIUS S during the remaining of calendar 2004. The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. The enrollment of patients and the intensifying competitiveness of patient recruitment activities is increasingly a delaying factor in the completion of clinical trials. If we or the other sponsors of these clinical trials are unable to recruit sufficient clinical patients in such trials during the appropriate period, such trials may be delayed and will likely incur significant additional costs. In addition, FDA or institutional review boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

      If preclinical and clinical testing of one or more of our product candidates does not demonstrate the safety and efficacy of product candidates for the desired indications, those potential products will fail. Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

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

      If any of our products do not achieve market acceptance, we will likely lose our entire investment in that product, giving rise to a material, adverse effect on our business, financial condition and results of operations.

      We depend on our collaborative partners. If we lose our collaborative partners or they do not apply adequate resources to our collaborations, our product development and financial performance may suffer.

      We rely heavily and will depend heavily in the future on collaborations with corporate partners, primarily pharmaceutical and biotechnology companies, for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to many of our product candidates. If we lose our collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and financial performance may suffer.

      The amount and timing of resources dedicated by our collaborators to their collaborations with us is not within our control. If any collaborator breaches or terminates its agreements with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our product candidates could be slowed or blocked completely. We cannot assure you that our collaborative partners will not change their strategic focus or pursue alternative technologies or develop alternative products as a means for developing treatments for the diseases targeted by these collaborative programs. Our collaborators could develop competing products. In addition, our revenues will be affected by the effectiveness of our corporate partners in marketing any successfully developed products. For example, our royalty revenues relating to PEG-INTRON have declined significantly due to PEG-INTRON'S loss of market share to Roche's PEGASYS.

      We cannot assure you that our collaborations will be successful. Disputes may arise between us and our collaborators as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products.

      We purchase some of the compounds utilized in our products from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues. The supplier of the active pharmaceutical ingredient for ADAGEN has recently elected to terminate its supply agreement with us and we may not be able to secure an alternative source of supply before this supplier discontinues supplying us.


      We purchase the unmodified compounds and bulk PEGs utilized in our approved products and products under development from outside suppliers. We may be required to enter into supply contracts with outside suppliers for certain unmodified compounds. For example, we have an agreement with Hoffmann-La Roche Diagnostics GmbH to produce the unmodified adenosine deaminase enzyme used in the manufacture of ADAGEN and agreements with Merck & Co., Inc. and Kyowa Hakko to produce the unmodified forms of L-asparaginase used in the manufacture of ONCASPAR. We have two suppliers that produce the amphotericin used in the manufacture of ABELCET, Bristol-Myers Squibb and Alpharma A.p.S. We have a supply agreement with Bristol-Myers Squibb, but not with Alpharma. If we experience a delay in obtaining or are unable to obtain any unmodified compound, including unmodified adenosine deaminase, unmodified L-asparaginase or amphotericin, on reasonable terms, or at all, it could have a material adverse effect on our business, financial condition and results of operations. We purchase the lipids used in the manufacture of ABELCET and the PEGs used in the manufacture of ONCASPAR and ADAGEN from a limited number of suppliers. We do not have formal supply agreements with any of these suppliers. No assurance can be given that alternative suppliers with appropriate regulatory authorizations could be readily identified if necessary. If we experience delays in obtaining or are unable to obtain any such raw materials on reasonable terms, or at all, it could have a material, adverse effect on our business, financial condition and results of operations.

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

      Hoffmann-La Roche Diagnostics GmbH ("Roche Diagnostics"), which is based in Germany, is the only FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in ADAGEN. During 2002 we obtained FDA approval of the use of the ADA enzyme obtained from bovine intestines from cattle of New Zealand origin. New Zealand currently certifies that it's cattle are bovine spongiform encephalopathy (BSE or mad cow disease) free. Beginning in September 2002, the United States Department of Agriculture ("USDA") required all animal-sourced materials shipped to the United States from any European country to contain a veterinary certificate that the product is BSE free, regardless of the country of origin. In September, 2003, Roche Diagnostics notified us that it has elected to terminate our ADA supply agreement as of as of June 12, 2004. We are currently seeking to develop recombinant ADA as an alternative to the bovine derived product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics has indicated that it will continue to supply us with our requirements of ADA for a reasonable period of time after termination of our supply agreement as we work to develop another source of ADA. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, we will likely experience inventory shortages and potentially a period of product unavailability and/or a long term inability to produce ADAGEN. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations and it could potentially result in significant reputational harm and regulatory difficulties.

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

      The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. We have been issued 114 patents in the United States, many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2004 through 2022. We have also filed and currently have pending 43 patent applications in the United States. Under our license agreements, we have access to large portions of Micromet's and Nektar's patent estates as well as a small number of individually licensed patents. Of the patents owned or licensed by us, 7 relate to PEG-INTRON, 17 relate to ABELCET, 11 relate to Pegamotecan, 3 relate to DEPOCYT and 18 relate to MARQIBO. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional United States patents or foreign patent equivalents will be issued to us. The scope of patent claims for biotechnological inventions is uncertain, and our patents and patent applications are subject to this uncertainty.

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

      We expect that there will continue to be significant litigation in the biotechnology and pharmaceutical industries regarding patents and other proprietary rights. We have in the past been involved in patent litigation, and we may likely become involved in additional patent litigation in the future. We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights. Such disputes could substantially delay our product development or commercialization activities and could have a material adverse effect on our business, financial condition and results of operations.

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

      Our success also depends on avoiding infringement of the proprietary technologies of others. In particular, there may be certain issued patents and patent applications claiming subject matter which we or our collaborators may be required to license in order to research, develop or commercialize at least some of our products. In addition, third parties may assert infringement or other intellectual property claims against us. An adverse outcome in these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease or modify the use of our technology. If we are required to license such technology, we cannot assure you that a license under such patents and patent applications will be available on acceptable terms or at all. Further, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology.

      We have limited sales and marketing experience, which makes us dependent on our marketing partners.

      We have historically had limited experience in sales, marketing or distribution. In connection with our acquisition of the North American ABELCET business from Elan in November 2002, we acquired a 60-person sales and marketing team. In addition, we have recently acquired marketing rights to DEPOCYT from SkyePharma and reacquired the rights to market and distribute ONCASPAR in the United States and certain other countries in June 2002. Prior to these acquisitions, ADAGEN, which we market on a worldwide basis to a small patient population, was the only product for which we engaged in the direct commercial marketing, and therefore, we are significantly dependent on the ABELCET sales and marketing team to promote ABELCET. We have provided exclusive marketing rights to Schering-Plough for PEG-INTRON worldwide and to Medac GmbH for ONCASPAR in most of Europe and parts of Asia. We have an agreement with Nova Factor, Inc. (formerly known as Gentiva Health Services, Inc.) to purchase and distribute ADAGEN, ONCASPAR and DEPOCYT in the United States and Canada. To the extent that we enter into licensing arrangements for the marketing and sale of our future products, we may not be able to enter into or maintain such arrangements on acceptable terms, if at all, and any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources that such third parties devote to our products. In addition, to the extent that we market products directly, significant additional expenditures and management resources would be required to increase the size of our internal sales force. In any sales or marketing effort, we would compete with many other companies that currently have extensive and well-funded sales operations. Our marketing and sales efforts may be unable to compete successfully against such other companies.

      We may acquire other companies or products and may be unable to successfully integrate such companies with our operations.

      We may expand and diversify our operations with acquisitions. Indeed, the execution of strategic transactions is an important part of our strategy. If we are unsuccessful in integrating any such company with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from any acquisition include those associated with:

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

      Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel, which include Kenneth J. Zuerblis and Ulrich Grau, Ph.D. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Although we have employment agreements with Mr. Zuerblis and Dr. Grau, our ability to continue to retain them is not assured and the loss of their services as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would harm our research and development programs and our business.

      We currently do not have a Chief Executive Officer. Since the departure of our prior CEO, Arthur J. Higgins, who is now Chairman and Chief Executive Officer of Bayer Health Care, we have been engaged in a search for a new CEO. We have evaluated numerous candidates and are currently negotiating with a lead candidate. We anticipate that this person will join us as CEO in the near future. No assurance can be given as to whether or not this person will join us as CEO. We are continuing the search process with respect to other candidates in the event that the lead candidate does not become our new CEO. If our lead candidate is unable or unwilling to join us as CEO in the near future, the search process is likely to extend into calendar 2005. An extended period of time without a CEO could materially, adversely effect our business, financial conditions or results of operations.

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

      Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop technologies and products that are superior to those we or our collaborators are developing and render our technologies and products or those of our collaborators obsolete and noncompetitive. In addition, many of our competitors have much more experience than we do in preclinical testing and human clinical trials of new drugs, as well as obtaining FDA and other regulatory approval. If we cannot compete effectively, our business and financial performance would suffer.

      We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. For example, Hoffmann-La-Roche's PEGASYS has received FDA and European Union approval for treatment of Hepatitis C as a monotherapy and in combination with Ribavirin. PEGASYS competes with PEG-INTRON in the United States and the European Union and has led to intensive competitive pressure on PEG-INTRON sales. Since its launch, PEGASYS has taken market share away from PEG-INTRON and the overall market for pegylated alpha-interferon in the treatment of Hepatitis C has not increased sufficiently so as offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and lower royalties to us. Similarly, Fujisawa Healthcare, Inc. and Gilead Pharmaceuticals are currently marketing AmBisome, and InterMune, Inc. is marketing Amphotec, each of which is a liposomal version of amphotericin, for the treatment of fungal infections. AmBisome and Amphotec compete with ABELCET and sales of these competitive products have resulted in intensive competitive pressure on ABELCET sales. DEPOCYT, an injectable, sustained release formulation of the chemotherapeutic agent cytarabine for the treatment of lymphomatous meningitis, competes with the generic drugs, Cytarabine and Methotrexate, and ONCASPAR, a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase, competes with Asparaginase to treat patients with acute lymphoblastic leukemia.

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

      Our 4.5% convertible subordinated notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization, or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. We are not prohibited from incurring debt, including senior indebtedness, under the indenture. If we were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2004, we had no senior indebtedness outstanding.

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

      Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. An adverse effect on the price of our common stock may adversely affect the trading price of the notes. We had 43.8 million shares of common stock outstanding as of June 30, 2004. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of June 30, 2004:

      o Options. Stock options to purchase 4.8 million shares of our common stock at a weighted average exercise price of approximately $25.90 per share; of this total, 2.0 million were exercisable at a weighted average exercise price of $35.37 per share as of such date.

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

      In May 2002, our board of directors authorized shares of Series B Preferred Stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase Series B Preferred Stock to holders of the common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, in the discretion of our board of directors, Series B Preferred Stock) at a price substantially discounted from the then current market price of the Common Stock. Our stockholder rights plan could generally discourage a merger or tender offer involving our securities that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer.

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

                       RATIO OF EARNINGS TO FIXED CHARGES

      The ratio of earnings to fixed charges was negative for periods before June 30, 2001 because we incurred net losses in the periods prior to that time. The dollar amounts of the deficiencies for these periods and the ratio of earnings to fixed charges for the years ended June 30, 2004, 2003, 2002 and 2001 are disclosed below (dollars in thousands):

                                                               Year Ended June 30,
                                                 -----------------------------------------------
                                                    2004     2003     2002     2001      2000
                                                    ----     ----     ----     ----     -------
Ratio of earnings to fixed charges*.........         1:1      3:1      3:1     21:1     N/A

Deficiency of earnings available to
     cover fixed charges*...................         N/A      N/A      N/A      N/A     ($6,306)

      *Earnings consist of pre-tax income (loss) plus fixed charges less capitalized interest and preferred stock dividends. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expense we believe to be representative of interest.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

      Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at June 30, 2004 all of our holdings were in instruments maturing in four years or less.

      The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2004 (in thousands).

                            2005          2006          2007          2008         Total       Fair Value
                           ------------------------------------------------------------------------------
Fixed Rate                 $27,263       $41,132       $18,440       $ 9,014       $95,849       $94,701
Average Interest Rate         2.22%         1.92%         2.44%         2.72%         2.18%           --
Variable Rate                   --            --            --            --            --            --
Average Interest Rate           --            --            --            --            --            --
                           -----------------------------------------------------------------------------
                           $27,263       $41,132       $18,440       $ 9,014       $95,849       $94,701
                           =============================================================================

      Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $369.0 million at June 30, 2004. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

Item 8. Financial Statements and Supplementary Data

      Financial statements and notes thereto appear on pages F-1 to F-44 of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not Applicable.

Item 9A. Controls and Procedures

      Evaluation of disclosure controls and procedures. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

      The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management, Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on December 7, 2004.

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

      (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

   Exhibit                                                                  Reference
   Number                             Description                              No.
   ------                             -----------                              ---
   2.1       Mutual Termination Agreement and Release by and among
             Enzon Pharmaceuticals, Inc., NPS Pharmaceuticals, Inc.,
             Momentum Merger Corporation, Newton Acquisition
             Corporation and Einstein Acquisition Corporation, dated
             as of June 4, 2003.                                            +/-+/-(3)

   3(i)      Certificate of Incorporation as amended                          ~(3(i))

   3(i)(a)   Amendment to Certificate of Incorporation                          \\(A)

   3(ii)     By laws, as amended                                            ^^(3(ii))

   4.1       Indenture dated as of June 26, 2001, between the Company
             and Wilmington Trust Company, as trustee, including the
             form of 4 1/2% Convertible Subordinated Note due 2008
             attached as Exhibit A thereto                                   +++(4.1)

   4.2       Rights Agreement dated May 17, 2002 between the Company
             and Continental Stock Transfer Trust Company, as rights
             agent                                                               ^(1)

   4.3       First Amendment to the Rights Agreement, dated as of
             February 19, 2003 between the Company and Continental
             Stock Transfer & Trust Company, as rights agent.                  +/-(1)

   10.1      Form of Change of Control Agreements dated as of January         #(10.2)
             20, 1995 entered into with an Executive Officer**

   10.2      Lease - 300-C Corporate Court, South Plainfield, New
             Jersey                                                           =(10.3)

   10.3      Lease dated April 1, 1995 regarding 20 Kingsbridge Road,
             Piscataway, New Jersey                                           #(10.7)

   10.4      Lease 300A-B Corporate Court, South Plainfield, New            ++(10.10)
             Jersey

   10.5      Employment Agreement dated May 9, 2001, between the           ///(10.30)
             Company and Arthur J. Higgins**

   10.6      Amendment dated May 23, 2001, to Employment Agreement
             between the Company and Arthur J. Higgins dated May 9,
             2001**                                                        ///(10.31)

   10.7      Form of Restricted Stock Award Agreement between the
             Company and Arthur J. Higgins**                                 ////(4.3)

   10.8      Modification of Lease Dated May 14, 2003 - 300-C                  @(10.8)
             Corporate Court, South Plainfield, New Jersey

   10.9      Lease - 685 Route 202/206, Bridgewater, New Jersey             ^^^(10.14)

   10.10     Employment Agreement with Ulrich Grau dated as of March 6,     ^^^(10.15)
             2002**

   10.11     2001 Incentive Stock Plan as amended**                          @@(10.23)

   10.12     Development, License and Supply Agreement between the
             Company and Schering Corporation; dated November 14,
             1990, as amended*                                               ~(10.15)

   10.13     Transition Agreement dated July 2, 2002 between the
             Company and Jeffrey McGuire**                                  ~~(10.16)

   10.14     Asset Purchase Agreement between the Company and Elan
             Pharmaceuticals, Inc., dated as of October 1, 2002               \(2.1)

   10.15     License Agreement between the Company and Elan
             Pharmaceuticals, Inc., dated November 22, 2002                ~~~(10.18)

   10.16     Option Agreement between the Company and Arthur J.
             Higgins, dated as of December 3, 2002**                       ~~~(10.19)

   10.17     Form of Restricted Stock Agreement between the Company
             and Arthur J. Higgins **                                      ~~~(10.20)

   10.18     Royalty Agreement between the Company and Vivo
             Healthcare Corporation, dated as of October 16, 2002**        ~~~(10.21)

   10.19     Assignment Agreement between the Company and Vivo
             Healthcare Corporation, dated as of October 16, 2002**        ~~~(10.22)

   10.20     Restricted Stock Purchase Agreement dated as of June 4,
             2003 by and between Enzon Pharmaceuticals, Inc. and NPS
             Pharmaceuticals, Inc.                                          +/-+/-(4)

   10.21     Registration Rights Agreement dated as of June 4, 2003
             by and between Enzon Pharmaceuticals, Inc. and NPS
             Pharmaceuticals, Inc.                                          +/-+/-(5)

   10.22     Outside Directors' Compensation Arrangement                           <|

   10.23     Amendment No. 2 to Employment Agreement with Arthur
             Higgins dated December 3, 2003                                 @@(10.24)

   10.24     Amended and Restated Employment Agreement with Ulrich
             Grau dated December 5, 2003                                    @@(10.25)

   10.25     Restricted Stock Award Agreement with Ulrich Grau dated
             December 5, 2003                                               @@(10.26)

   10.26     Separation Agreement with Arthur Higgins dated May 10,
             2004                                                           @@@(10.27)

   10.27     Development Agreement with Inex Pharmaceuticals dated
             January 19, 2004***                                            @@@(10.28)

   10.28     Product Supply Agreement with Inex Pharmaceuticals dated
             January 19, 2004***                                            @@@(10.29)


   10.29     Co-Promotion Agreement with Inex Pharmaceuticals dated
             January 19, 2004***                                            @@@(10.30)

   10.30     Employment Agreement with Kenneth J. Zuerblis dated June
             14, 2004, along with a form of Restricted Stock Award
             Agreement between the Company and Mr. Zuerblis executed
             as of June 14, 2004 and a form of Consulting Agreement
             between the Company and Mr. Zuerblis.                                  <|

   10.31     Executive Deferred Compensation Plan                                   <|

   12.1      Computation of Ratio of Earnings to Fixed Charges                      <|

   21.0      Subsidiaries of Registrant                                             <|

   23.0      Consent of KPMG LLP                                                    <|

   31.1      Certification of Chief Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002                          <|

   31.2      Certification of Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002                          <|

   32.1      Certification of Chief Executive Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002                          <|

   32.2      Certification of Chief Financial Officer pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002                          <|

<|    Filed herewith

= Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 2-88240-NY) and incorporated herein by reference thereto.

++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference thereto.

+++ Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-67509) filed with the Commission and incorporated herein by reference thereto.

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

+/- Previously filed as an exhibit to the Company's Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.

+/+/- Previously filed as an exhibit to the Company's Amendment No. 1 to
      Schedule 13D (File No. 005-46256) filed with the Commission on February 28, 2003 and incorporated herein by reference thereto.

@ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

@@ Previously filed as a exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

@@@ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2004.

*     Copy omits information for which confidential treatment has been granted.

** Required to be filed pursuant to Item 601(b) (10) (ii) (A) or (iii) of Regulation S-K.

*** Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

(b) Reports on Form 8-K.

      On April 26, 2004, we filed with the Commission a Current Report on Form 8-K dated April 23, 2004 reporting Robert L. Parkinson's resignation from our Board of Directors.

      On May 5, 2004, we filed with the Commission a Current Report on Form 8-K dated May 5, 2004 reporting our financial results for the quarter ended March 31, 2004.

      On May 21, 2004, we filed with the Commission a Current Report on Form 8-K dated May 21, 2004 reporting that the New drug Application (NDA) for MARQIBO (vincristine sulfate liposomes injection) has been accepted by the United States Food and Drug Administration (FDA) and has been granted a standard review designation.

      On June 8, 2004, we filed with the Commission a Current Report on Form 8-K dated June 7, 2004 reporting a summary of clinical advancements at the 40th Annual Meeting of the American Society of Clinical Oncology (ASCO) in New Orleans, Louisiana.

      On August 3, 2004, we filed with the Commission a Current Report on Form 8-K dated August 2, 2004 reporting that Nektar Therapeutics had entered into a license agreement with Pfizer involving our PEG technology.

      On August 13, 2004, we filed with the Commission a Current Report on Form 8-K dated August 9, 2004 reporting with sadness the passing of one of our directors, David W. Golde, M.D.

      On August 17, 2004, we filed with the Commission a Current Report on Form 8-K dated August 17, 2004 reporting our financial results for the year ended June 20, 2004.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENZON PHARMACEUTICALS, INC.
                                     (Registrant)


Dated: September 13, 2004            by:/S/ Kenneth J. Zuerblis
                                        ---------------------------------
                                     Kenneth J. Zuerblis
                                     Executive Vice President Finance,
                                     Chief Financial Officer
                                     (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Name                                     Title                           Date
             ----                                     -----                           ----
/S/ Kenneth J. Zuerblis                 Executive Vice President Finance,      September 13, 2004
--------------------------------        (Principal Executive Officer)
Kenneth J. Zuerblis                     Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer) and
                                        Corporate Secretary


/S/ Arthur J. Higgins                   Chairman of the Board                  September 13, 2004
--------------------------------
Arthur J. Higgins


/S/ Rolf A. Classon                     Director                               September 13, 2004
--------------------------------
Rolf A. Classon


/S/ Rosina B. Dixon                     Director                               September 13, 2004
--------------------------------
Rosina B. Dixon


/S/ Robert LeBuhn                       Director                               September 13, 2004
--------------------------------
Robert LeBuhn

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      Index

                                                                        Page
                                                                        ----

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Financial Statements:
           Consolidated Balance Sheets - June 30, 2004 and 2003          F-3
           Consolidated Statements of Operations - Years ended
            June 30, 2004, 2003 and 2002                                 F-4
           Consolidated Statements of Stockholders' Equity -
            Years ended June 30, 2004, 2003 and 2002                     F-5
           Consolidated Statements of Cash Flows - Years ended
            June 30, 2004, 2003 and 2002                                 F-7
           Notes to Consolidated Financial Statements - Years ended
            June 30, 2004, 2003 and 2002                                 F-8

Consolidated Financial Statement Schedule:
           Schedule II - Valuation and Qualifying Accounts               F-44

             Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/KPMG LLP

Short Hills, New Jersey
August 17, 2004

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             June 30, 2004 and 2003
                (Dollars in thousands, except per share amounts)

                                                                       2004            2003
                                                                    ---------       ---------
ASSETS
 Current assets:
    Cash and cash equivalents                                       $  91,532       $  66,752
    Short-term investments                                             27,119          25,047
    Accounts receivable, net                                           25,977          33,173
    Inventories                                                        11,215          11,786
    Deferred tax assets                                                 9,133          14,564
    Other current assets                                                5,377           1,525
                                                                    ---------       ---------
           Total current assets                                       170,353         152,847
                                                                    ---------       ---------
Property and equipment, net                                            34,859          32,593
Marketable securities                                                  67,582          61,452
Investments in equity securities                                       37,906          56,364
Deferred tax assets                                                    61,502          52,889
Amortizable intangible assets, net                                    194,067         211,975
Goodwill                                                              150,985         150,985
Other assets                                                            7,609           9,461
                                                                    ---------       ---------
                                                                      554,510         575,719
                                                                    ---------       ---------
Total assets                                                        $ 724,863       $ 728,566
                                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                $   8,663       $  12,809
    Accrued expenses                                                   14,001          10,262
    Accrued interest                                                    9,000           9,000
    Income taxes payable                                                   --           2,274
                                                                    ---------       ---------
             Total current liabilities                                 31,664          34,345
                                                                    ---------       ---------
     Accrued rent                                                         343             449
     Unearned revenue                                                   1,312           2,188
     Notes payable                                                    400,000         400,000
                                                                    ---------       ---------
                                                                      401,655         402,637
                                                                    ---------       ---------
Commitments and contingencies
Stockholders' equity:
     Common stock-$.01 par value, authorized 90,000,000 shares
       issued and outstanding 43,750,934 shares in 2004 and
       43,518,359 shares in 2003                                          438             435
    Additional paid-in capital                                        322,486         322,488
    Accumulated other comprehensive loss                               (3,546)           (159)
    Deferred compensation                                              (3,571)         (4,040)
    Accumulated deficit                                               (24,263)        (27,140)
                                                                    ---------       ---------
Total stockholders' equity                                            291,544         291,584
                                                                    ---------       ---------
Total liabilities and stockholders' equity                          $ 724,863       $ 728,566
                                                                    =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended June 30, 2004, 2003 and 2002
                (Dollars in thousands, except per share amounts)

                                                        2004            2003           2002
                                                     ---------       ---------       --------
Revenues:
    Product sales, net                               $ 107,922       $  59,264       $ 22,183
    Manufacturing revenue                               12,911           8,742             --
    Royalties                                           47,707          77,589         53,329
    Contract revenue                                     1,031             811            293
                                                     ---------       ---------       --------
           Total revenues                              169,571         146,406         75,805
                                                     ---------       ---------       --------
Costs and expenses:
   Cost of sales and manufacturing revenue              46,986          28,521          6,078
   Research and development                             34,769          20,969         18,427
   Selling, general and administrative                  47,001          30,571         16,545
   Amortization of acquired intangibles                 13,432           9,211            142
   Write-down of carrying value of investment            8,341          27,237             --
   Acquired in process research and development         12,000              --             --
                                                     ---------       ---------       --------
           Total costs and expenses                    162,529         116,509         41,192
                                                     ---------       ---------       --------
Operating income                                         7,042          29,897         34,613
                                                     ---------       ---------       --------
Other income (expense):
    Investment income, net                              13,396           8,942         18,681
    Interest expense                                   (19,829)        (19,828)       (19,829)
    Merger termination fee, net                             --          26,897             --
    Other                                                3,860              41          3,218
                                                     ---------       ---------       --------
                                                        (2,573)         16,052          2,070
                                                     ---------       ---------       --------
Income before tax provision (benefit)                    4,469          45,949         36,683
    Tax provision (benefit)                              1,592             223         (9,123)
                                                     ---------       ---------       --------
Net income                                           $   2,877       $  45,726       $ 45,806
                                                     =========       =========       ========

Basic earnings per common share                      $    0.07       $    1.06       $   1.07
                                                     =========       =========       ========
Diluted earnings per common share                    $    0.07       $    1.05       $   1.04
                                                     =========       =========       ========

Weighted average number of common
 shares outstanding - basic                             43,350          43,116         42,726
                                                     =========       =========       ========
Weighted average number of common shares
and dilutive potential common shares
outstanding                                             43,522          43,615         44,026
                                                     =========       =========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 2004, 2003 and 2002
                                 (In thousands)

                                             Preferred stock       Common stock
                                          --------------------  -------------------
                                                                                       Additional
                                          Number of     Par     Number of     Par        Paid-in
                                            Shares     Value      Shares     Value       Capital
                                          ---------    -----    ----------   -----       -------
Balance, June 30, 2001,                        7            --    41,991    $   420     $ 257,682
Common stock issued for exercise of
   non-qualified stock options                --            --     1,009         10         5,172
Amortization of deferred compensation         --            --        --         --            --
Comprehensive income:
  Net income                                  --            --        --         --            --
  Net change in unrealized gain on
    available for sale securities             --            --        --         --            --
                                            -------     ------    ------    -------     ---------
  Total comprehensive income                  --            --        --         --            --
                                            -------     ------    ------    -------     ---------
Balance, June 30, 2002                         7            --    43,000    $   430       262,854

Common stock issued for exercise of
  Non-qualified stock options                 --            --       305          3         1,370
Issuance of restricted common stock           --            --       200          2         3,558
Conversion and redemption of preferred
stock                                         (7)           --        14         --           (25)
Amortization of deferred compensation         --            --        --         --            --
Dividends on preferred stock                  --            --        --         --            --
Tax benefit recognized related to stock
option exercises                              --            --        --         --        54,731
Comprehensive income:
  Net income                                  --            --        --         --            --
  Net change in unrealized gain on
    available for sale securities             --            --        --         --            --
                                            -------     -------   ------    -------     ---------
  Total comprehensive income                  --            --        --         --            --
                                            -------     -------   ------    -------     ---------
Balance, June 30, 2003, carried forward       --            --    43,519    $   435     $ 322,488

                                          Accumulative     Other
                                         Comprehensive    Deferred      Accumulated
                                         Income (Loss)  Compensation      Deficit          Total
                                         -------------  ------------      -------          -----
Balance, June 30, 2001,                      $   885       ($1,509)      ($118,489)      $ 138,989
Common stock issued for exercise of
   non-qualified stock options                    --            --              --           5,182
Amortization of deferred compensation             --           307              --             307
Comprehensive income:
  Net income                                      --            --          45,806          45,806
  Net change in unrealized gain on
    available for sale securities                211            --              --             211
                                             -------       -------       ---------       ---------
  Total comprehensive income                     211            --          45,806          46,017
                                             -------       -------       ---------       ---------
Balance, June 30, 2002                       $ 1,096       $(1,202)      $ (72,683)      $ 190,495

Common stock issued for exercise of
  Non-qualified stock options                     --            --              --           1,373
Issuance of restricted common stock               --        (3,560)             --              --
Conversion and redemption of preferred
stock                                             --            --              --             (25)
Amortization of deferred compensation             --           722              --             722
Dividends on preferred stock                      --            --            (183)           (183)
Tax benefit recognized related to stock
option exercises                                  --            --              --          54,731
Comprehensive income:
  Net income                                      --            --          45,726          45,726
  Net change in unrealized loss on
    available for sale securities             (1,255)           --              --          (1,255)
                                             -------       -------       ---------       ---------
  Total comprehensive income                  (1,255)           --          45,726          44,471
                                             -------       -------       ---------       ---------
Balance, June 30, 2003, carried forward        ($159)      ($4,040)       ($27,140)      $ 291,584

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                         Years ended 2004, 2003 and 2002
                                 (In thousands)

                                                  Preferred stock        Common stock
                                                ------------------    ------------------
                                                                                            Additional
                                                Number of     Par     Number of     Par       Paid-in
                                                  Shares     Value      Shares     Value      Capital
                                                ---------   ------    ----------   -----      -------
Balance, June 30, 2003, brought forward              --        --       43,519     $ 435     $ 322,488
Common stock issued for exercise of
   non-qualified stock options                       --        --           97         1           526
Issuance of restricted common stock                  --        --          340         4         4,072
Cancellation of restricted common stock              --        --         (215)       (2)       (4,478)
Common stock issued for Independent
  Director's Stock Plan                              --        --           10        --           143
Amortization of deferred compensation                --        --           --        --            --
Other                                                --        --           --        --          (265)
Comprehensive income:
  Net income                                         --        --           --        --            --
  Net change in unrealized loss on
    available for sale securities,
    net of reclassification adjustments              --        --           --        --            --
  Net change in unrealized loss on NPS               --        --           --        --            --
    investment                                    -----     -----      -------     -----     ---------
  Total comprehensive income (loss)                  --        --           --        --            --
                                                  -----     -----      -------     -----     ---------
Balance, June 30, 2004                               --        --       43,751     $ 438     $ 322,486
                                                  =====     =====      =======     =====     =========


                                                    Accumulative      Other
                                                    Comprehensive    Deferred      Accumulated
                                                    Income (Loss)  Compensation      Deficit       Total
                                                    -------------  ------------      -------       -----
Balance, June 30, 2003, brought forward                  ($159)      ($4,040)       ($27,140)    $ 291,584
Common stock issued for exercise of
   non-qualified stock options                              --            --              --           527
Issuance of restricted common stock                         --        (4,076)             --            --
Cancellation of restricted common stock                     --         3,163              --        (1,317)
Common stock issued for Independent
  Director's Stock Plan                                     --            --              --           143
Amortization of deferred compensation                       --         1,382              --         1,382
Other                                                       --            --              --          (265)
Comprehensive income:
  Net income                                                --            --           2,877         2,877
  Net change in unrealized loss on
    available for sale securities,
    net of reclassification adjustments                   (120)           --              --          (120)
  Net change in unrealized loss on NPS investment       (3,267)           --              --        (3,267)
                                                       -------       -------        --------     ---------
  Total comprehensive income (loss)                     (3,387)           --           2,877          (510)
                                                       -------       -------        --------     ---------
Balance, June 30, 2004                                 ($3,546)      ($3,571)       ($24,263)    $ 291,544
                                                       =======       =======        ========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended June 30, 2004, 2003 and 2002
                             (Dollars in thousands)

                                                                  2004          2003          2002
                                                                --------     ---------     ---------
Cash flows from operating activities:
    Net income                                                  $  2,877     $  45,726     $  45,806
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                               22,072        13,264           972
      Amortization of bond premium/discount                          939        (1,261)       (2,680)
      Amortization of debt issue costs                             1,829         1,829         1,829
      Gain on sale of equity investment                          (12,777)       (2,318)       (1,185)
      Deferred income taxes                                        1,592        (4,379)       (9,000)
      Acquired in process research and development                12,000            --            --
      Non-cash (credit) expense for stock based compensation         (57)          830           391
      Non-cash write down of carrying value of  investment         8,341        27,237            --
      Change in fair value of derivative                          (1,728)           --            --
      Non-cash merger termination fee                                 --       (34,552)           --
 Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net                7,196        (7,123)      (14,963)
    Decrease (increase) in inventories                               571        (1,000)         (362)
    (Increase) decrease in other current assets                   (1,017)        2,649        (1,337)
    Decrease (increase) in deposits                                   23           571          (386)
    (Decrease) increase in accounts payable                       (4,146)        8,283          (144)
    Increase in accrued expenses                                     444         6,276         1,981
    Increase in accrued interest                                      --            --         8,750
    (Decrease) increase in income taxes payable                   (2,274)        2,274            --
    Increase in accrued rent                                        (106)         (104)          (29)
    Increase in unearned revenue                                   1,312            --            --
                                                                --------     ---------     ---------
      Net cash provided by operating activities                   37,091        58,202        29,643
                                                                --------     ---------     ---------
Cash flows from investing activities:
    Purchase of property and equipment                            (6,430)      (11,225)       (7,503)
    Purchase of intangible asset                                      --            --       (15,000)
    Purchase of acquired in process research and development     (12,000)           --            --
    Acquisition of ABELCET business                                   --      (369,265)           --
    License of DEPOCYT product                                        --       (12,186)           --
    Purchase of cost method investments                               --            --       (48,341)
    Proceeds from sale of cost method investments                 46,923            --            --
    Proceeds from sale of marketable securities                   33,444       371,544       271,734
    Purchase of marketable securities                            (79,315)     (142,232)     (511,997)
    Maturities of marketable securities                            4,540        57,000        80,260
    Decrease in long-term investments                                 --            --          (260)
                                                                --------     ---------     ---------
      Net cash used in investing activities                      (12,838)     (106,364)     (231,107)
                                                                --------     ---------     ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                           527         1,265         5,098
    Redemption of preferred stock                                     --           (26)
    Preferred stock dividend paid                                     --          (183)           --
                                                                --------     ---------     ---------
      Net cash provided by financing activities                      527         1,056         5,098
                                                                --------     ---------     ---------
      Net increase (decrease) in cash and cash equivalents        24,780       (47,106)     (196,366)
Cash and cash equivalents at beginning of year                    66,752       113,858       310,224
                                                                --------     ---------     ---------
Cash and cash equivalents at end of year                        $ 91,532     $  66,752     $ 113,858
                                                                ========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    Years ended June 30, 2004, 2003 and 2002

(1)   Company Overview

      Enzon Pharmaceuticals, Inc. ("Enzon" or "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company was originally incorporated in 1981. The Company's operations include sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET, royalties earned, which are primarily earned on sales of PEG-INTRON(R); contract manufacturing revenue; and license fees. The manufacturing and marketing of pharmaceutical products in the United States is subject to stringent governmental regulation, and the sale of any of the Company's products for use in humans in the United States requires the prior approval of the United States Food and Drug Administration ("FDA").

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

      A decline in the market value of any security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

      As of June 30, 2004, the aggregate fair value of investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at June 30, 2004 were as follows (in thousands):

                                            Gross        Gross
                                          Unrealized   Unrealized
                             Amortized     Holding      Holding     Fair Market
                               Cost         Gains       Losses         Value*
                             ---------    ----------   ----------   -----------
      U.S. Government
         agency debt         $  24,017    $       5    $    (351)    $  23,671
      U.S. corporate debt       71,832            6         (808)       71,030
                             ---------    ---------    ---------     ---------
                             $  95,849    $      11    $  (1,159)    $  94,701
                             =========    =========    =========     =========

*     Included in short-term investments $27,119 and marketable securities
      $67,582.

      The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2003 were as follows (in thousands):

                                            Gross        Gross
                                          Unrealized   Unrealized
                             Amortized     Holding      Holding     Fair Market
                               Cost         Gains       Losses         Value*
                             ---------    ----------   ----------   -----------
      U.S. Government
         agency debt         $  26,518    $     166    $      --     $  26,684
      U.S. corporate debt       59,804           11           --        59,815
                             ---------    ---------    ---------     ---------
                             $  86,322    $     177    $      --     $  86,499
                             =========    =========    =========     =========

*     Included in short-term investments $25,047 and marketable securities
      $61,452.

      The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2002 were as follows (in thousands):

                                            Gross        Gross
                                          Unrealized   Unrealized
                             Amortized     Holding      Holding     Fair Market
                               Cost         Gains       Losses         Value*
                             ---------    ----------   ----------   -----------
      U.S. Government
         agency debt         $ 339,638    $   2,052    $      --     $ 341,690
      U.S. corporate debt       29,764           --         (298)       29,466
                             ---------    ---------    ---------     ---------
                             $ 369,402    $   2,052    ($    298)    $ 371,156
                             =========    =========    =========     =========

*     Included in short-term investments $75,165 and marketable securities
      $295,991.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Gross realized gains from the sale of investment securities included in net income for the years ended June 30, 2004, 2003 and 2002 were $12.8 million, $2.3 million and $1.2 million, respectively.

      Maturities of debt securities classified as available-for-sale at June 30, 2004 were as follows (in thousands):

           Years ended June 30,         Amortized Cost     Fair Market Value
                                       ----------------   -------------------
           2005                             $27,263              $27,119
           2006                              41,132               40,569
           2007                              18,440               18,180
           2008                               9,014                8,833
                                            -------              -------
                                            $95,849              $94,701
                                            =======              =======

      Financial instruments

      The carrying values of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses included in the Company's consolidated balance sheets approximated their fair values at June 30, 2004 and 2003.

      Revenue Recognition

      Revenues from product sales and manufacturing revenue are recognized at the time of shipment and a provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns (estimates are based on historical trends). These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances and totaled $9.5 million, including $7.8 million in reserves for chargebacks, as of June 30, 2004. For June 30, 2003 these sales provision accruals are presented as a reduction of the accounts receivable balances, except for rebates which are recorded as a liability, and totaled $8.1 million, including $6.3 million in reserves for chargebacks. The Company continually monitors the adequacy of the accrual by comparing the actual payments to the estimates used in establishing the accrual. The Company ships product to customers primarily FOB shipping point and utilizes the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured.

      Royalties under the Company's license agreements with third parties are recognized when earned through the sale of product by the licensor. The Company does not participate in the selling or marketing of products for which it receives royalties.

      In accordance with SAB 104, upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. SAB No. 104 updates the guidance in SAB No. 101 and requires companies to identify separate units of accounting based on the consensus reached on Emerging Issues Task Force ("EITF") Issue No 00-21. "Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EIFT 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting, EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognization policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria the revenue-recognition policy must be determined for the entire arrangement. The adoption of EITF 00-21 did not impact the Company's historical consolidated financial position or results or operations, but could affect the timing or pattern of revenue recognition for future collaborative research and/or license agreements. Prior to the adoption of EITF 00-21, revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, were recognized when and if the milestones were achieved.

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

      Business Combinations

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, SFAS No. 141 requires that all business combinations be accounted for under a single method-the purchase method. Current U.S. Accounting Standards no longer permit the use of the pooling-of-interests method. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Subsequent to SFAS No. 141 becoming effective, the Company completed the acquisition of the North American ABELCET business, which was accounted for using the purchase method of accounting.

      Goodwill and Other Intangible Assets

      Goodwill represents the excess of costs over the fair value of identifiable net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of July 1, 2002. In accordance with the provisions of SFAS No. 142, goodwill and other intangible assets determined to have an indefinite useful life acquired in a purchase business combination are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment test on May 31, 2004, which indicated that goodwill was not impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the Company level because the Company is in one reporting unit and consists of two steps. First, the Company determines the fair value of its reporting unit and compares it to its carrying amount. Second, if the carrying amount of its reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the company's goodwill. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives. At the time of adoption of SFAS No. 142, the Company did not have any goodwill or other intangible assets with an indefinite useful life. As of June 30, 2004, the Company does not have intangibles with indefinite useful lives, other than goodwill.

      Accounting for Impairment of Long-Lived Assets

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

      Intangible assets are capitalized and amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period.

      Acquired in-process research and development

      Costs to acquire in-process research and development ("IPR&D") projects and technologies which have no alternative future use at the date of acquisition are expensed as incurred.

      Derivative Financial Instruments

      The Company addresses certain financial exposures through a controlled program of risk management that, at times subsequent to June 30, 2003, includes the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the shares of NPS Pharmaceuticals, Inc. received in June 2003 as a result of the termination of the proposed merger between the Company and NPS Pharmaceuticals, Inc. (see Note
14). The contract has been designated as a fair value hedge and accordingly, the change in fair value of the derivative will be recorded in other comprehensive income or in the income statement depending on the portion of the derivative designated as an effective hedge. The Company formally assesses, both at inception of the hedge and periodically on an ongoing basis, whether the derivative is highly effective in offsetting changes in the fair value of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

      Research and Development

      All research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trials and related clinical manufacturing costs, contract services, and other outside costs.

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income or expense in the period that includes the enactment date of the rate change.

      Foreign Currency Transactions

      Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded a loss on foreign currency transactions of approximately $18,000 for the year ended June 30, 2004. Gains and losses from foreign currency transactions are included as a component of other income (expense).

      Stock-Based Compensation Plans

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant of options to employees and members of the Board of Directors only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123, as amended.

      When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognized over the related vesting period.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table illustrates the effect on net income and net income per share as if the compensation cost for the Company's stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123 (in thousands, except per share amounts):

                                                                         Years ended June 30,
                                                                  ----------------------------------
                                                                    2004         2003         2002
                                                                  --------     --------     --------
Net income applicable to common stockholders:
  As reported                                                     $  2,877     $ 45,726     $ 45,806
  Add stock-based employee compensation
       expense included in reported net income, net of tax (1)         (34)         433          307
  Deduct total stock-based employee
       compensation expense determined under
       fair-value-based method for all awards, net of tax (1)      (11,074)      (8,933)     (22,751)
                                                                  --------     --------     --------
  Pro forma net income (loss)                                     $ (8,231)    $ 37,226     $ 23,362
                                                                  ========     ========     ========

Net income (loss) per common share-basic:
  As reported                                                     $   0.07     $   1.06     $   1.07
  Pro forma                                                       $  (0.19)    $   0.86     $   0.55
Net income (loss) per common share-diluted
  As reported                                                     $   0.07     $   1.05     $   1.04
  Pro forma                                                       $  (0.19)    $   0.85     $   0.53

      (1) Information for 2004 and 2003 has been adjusted for taxes using estimated tax rates of 35% and 40%, respectively. Information for 2002 has not been tax effected as a result of the Company's utilization of net operating loss carryforwards in that year.

      The pro forma effects on net income applicable to common stockholders and net income per common share for 2004, 2003 and 2002 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The weighted-average fair value per share was $8.10, $12.50 and $29.27 for stock options accounted for under SFAS No. 123 and granted in 2004, 2003 and 2002, respectively. The fair value of stock options was estimated using the Black-scholes option-pricing model. The Black-scholes model considers a number of variables, including the exercise price and the expected life of the option, the current price of common stock, the expected volatility and the dividend yield of the underlying common stock, and the risk-free interest rate during the expected term of the option. The following table summarizes the weighted average assumptions used:

                                               Years ended June 30,
                                              ----------------------
                                              2004     2003     2002
                                              ----     ----     ----

      Risk-free interest rate                 4.00%    2.97%    4.00%
      Expected stock price volatility           40%      75%      78%
      Expected term until exercise (years)    4.73     4.21     4.23
      Expected dividend yield                    0%       0%       0%

      Cash Flow Information

      Cash payments for interest were approximately $18.0 million, $18.0 million and $9.3 million for the years ended June 30, 2004, 2003 and 2002, respectively. There were $3.8 million and $2.1 million of tax payments made for the years ended June 30, 2004 and June 30, 2003, respectively. There were no income tax payments made for the year ended June 30, 2002.

      Reclassifications

      Certain amounts previously reported have been reclassified to conform to the current year's presentation.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table reconciles net income to comprehensive income (loss) (in thousands):

                                                           Years Ended June 30,
                                                    ---------------------------------
                                                      2004         2003         2002
                                                    --------     --------     --------
      Net income                                    $  2,877     $ 45,726     $ 45,806
        Other comprehensive income:
        Unrealized gain (loss) on securities
           that arose during the year net of
           tax provision (benefit) of
           ($540,000), $345,000 and
           $658,000 for 2004, 2003 and
           2002, respectively                           (784)       1,007          211
        Unrealized loss on NPS investment
           arising during the period, net of tax      (3,267)          --           --
        Reclassification adjustment for gain
          included in net income, net of tax             664       (2,262)          --
                                                    --------     --------     --------
                                                      (3,387)      (1,255)         211
                                                    --------     --------     --------
      Total comprehensive income (loss)             $   (510)    $ 44,471     $ 46,017
                                                    ========     ========     ========

(4)   Earnings Per Common Share

      Basic earnings per share is computed by dividing the net income available to common stockholders adjusted for only cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the years ended June 30, 2004, 2003 and 2002, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the Series A Preferred Stock that was outstanding as of June 30, 2003 and 2002. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock and certain stock options using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of June 30, 2004, 2003 and 2002, the Company had 9,644,000, 6,514,000 and 6,955,000 dilutive potential common shares outstanding respectively, that could potentially dilute future earnings per share calculations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for Common Stockholders for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                           Years ended June 30,
                                                     --------------------------------
                                                       2004        2003        2002
                                                     --------    --------    --------
      Net income                                     $  2,877    $ 45,726    $ 45,806
      Less:  preferred stock dividends                     --          11          14
                                                     --------    --------    --------
      Net income available to common stockholders    $  2,877    $ 45,715    $ 45,792
                                                     ========    ========    ========

      Weighted average number of
         common shares issued and
         outstanding - basic                           43,350      43,116      42,726
      Effect of dilutive common stock
      equivalents:
         Conversion of preferred stock                     --          13          16
         Exercise of stock options                        172         486       1,284
                                                     --------    --------    --------
                                                       43,522      43,615      44,026
                                                     ========    ========    ========

(5)   Business Combination

      (a) Acquisition of ABELCET Product Line

            On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (Amphotericin B Lipid Complex Injection) (the "North American ABELCET business") from Elan Corporation, plc ("Elan"), for $360.0 million plus acquisition costs of approximately $9.3 million. The acquisition is being accounted for by the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations", with the results of operations and cash flows for the North American ABELCET business included in the Company's consolidated results from the date of acquisition.

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

                                                            Estimated
                                                              lives
                                                           -----------

           Product Patented Technology           $ 64,400    12 years
           Manufacturing Patent                    18,300    12 years
           NDA Approval                            31,100    12 years
           Trade name and other product rights     80,000    15 years
           Manufacturing Contract                   2,200     3 years
                                                 --------
                                                 $196,000
                                                 ========

      Amortization expense for these intangibles and certain other product acquisition costs (See Note 7) for the next five fiscal years is expected to be approximately $15.5 million per year. Goodwill will not be amortized but will be tested for impairment at least annually. For income tax purposes, the entire amount of goodwill is deductible and is being amortized over a 15 year period.

      (b) Elan/Medeus Manufacturing Agreement

      As a part of the ABELCET acquisition, the Company entered into a long-term manufacturing and supply agreement with Elan, whereby the Company continues to manufacture two products, ABELCET and MYOCET. In February 2004, Elan sold its European Sales and Marketing business to Medeus Pharma Ltd. ("Medeus") and transferred the manufacturing and supply agreement to Medeus. Under the terms of the 2002 ABELCET acquisition agreement, Medeus retained the right to market ABELCET in any markets outside of the U.S., Canada and Japan. ABELCET is approved for use in approximately 26 countries for primary and/or refractory invasive fungal infections.

      The manufacturing agreement with Medeus as successor to Elan requires the Company to supply Medeus with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, the Company supplied ABELCET and MYOCET at fixed transfer prices which approximated its manufacturing cost. From July 1, 2004 to the termination of the agreement, the Company will supply these products at manufacturing cost plus fifteen percent.

      The agreement also provides that until June 30, 2004, Enzon shall calculate the actual product manufacturing costs on an annual basis and, to the extent that this amount is greater than the respective transfer prices, Medeus shall reimbursed Enzon for such differences. Conversely, if such actual manufacturing costs are less than the transfer price, Enzon shall reimburse Medeus for such differences. In

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

addition, for the periods from closing to June 30, 2003 and the one year period ended June 30, 2004, respectively, Medeus is responsible for reimbursing Enzon for Medeus' share of the plant's excess capacity for such periods. This calculation is based on Medeus' portion of the total products manufactured at the plant.

(c)   Pro Forma Financial Information

      The pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

      The following pro forma results of operations of the Company for the year ended June 30, 2003 and 2002, respectively, assumes the acquisition of the ABELCET Business occurred as of July 1, 2002 and 2001, respectively and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                              Years ended
                                                June 30,
                                       ----------------------
                                         2003         2002
                                       ----------    --------
      Product sales                    $  104,408    $118,672
      Total revenues                      182,808     173,294
      Net income                           45,240      60,416
      Pro forma earnings per share:
      Basic                                 $1.05       $1.41
      Diluted                               $1.04       $1.37

(6)   Inventories

      Inventories consist of the following (in thousands):

                          Years ended June 30,
                         ----------------------
                           2004           2003
                         -------        -------
      Raw materials      $ 3,143        $ 4,349
      Work in process      3,716          3,392
      Finished goods       4,356          4,045
                         -------        -------
                         $11,215        $11,786
                         =======        =======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)   Intangible Assets

      Intangible assets consist of the following (in thousands):

                                                                     Estimated
                                                                    Useful lives
                                                                    ------------
                                             Years ended June 30,
                                             --------------------
                                               2004        2003
                                             --------    --------
      Product Patented Technology            $ 64,400    $ 64,400     12 years
      Manufacturing Patent                     18,300      18,300     12 years
      NDA Approval                             31,100      31,100     12 years
      Trade name and other product rights      80,000      80,000     15 years
      Manufacturing Contract                    2,200       2,200      3 years
      Patent                                    2,092       2,092     15 years
      Product Acquisition Costs                26,194      26,194  10-14 years
                                             --------    --------
                                              224,286     224,286
      Less:  Accumulated amortization          30,219      12,311
                                             --------    --------
                                             $194,067    $211,975
                                             ========    ========

      Amortization charged to operations relating to intangible assets totaled $17.9 million, $12.3 million, and $142,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

(8)   Property and equipment

      Property and equipment consist of the following (in thousands):

                                                                 Estimated
                                                                useful lives
                                                                ------------
                                         Years ended June 30,
                                         --------------------
                                           2004         2003
                                         -------      -------

      Land                               $ 1,500      $ 1,500
      Building                             4,800        4,800       7 years
      Leasehold improvements              16,324       13,881    3-15 years
      Equipment                           24,694       21,097     3-7 years
      Furniture and fixtures               2,721        2,564       7 years
      Vehicles                                38           55       3 years
                                         -------      -------
                                          50,077       43,897
      Less:  Accumulated depreciation
       and amortization                   15,218       11,304
                                         -------      -------
                                         $34,859      $32,593
                                         =======      =======

      During the years ended June 30, 2004 and 2003, the Company's fixed asset disposals were approximately $249,000 and $270,000, respectively which were fully depreciated.

      Depreciation and amortization charged to operations relating to property and equipment totaled $4.2 million, $2.4 million and $817,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)   Accrued Expenses

      Accrued expenses consist of (in thousands):

                                      Years ended June 30,
                                     ---------------------
                                       2004         2003
                                     --------     --------

      Accrued wages and vacation     $  5,247     $  4,157
      Accrued Medicaid rebates          2,011        1,904
      Unearned revenue                  1,641          958
      Other                             2,888        3,243
                                     --------     --------
                                     $ 14,001     $ 10,262
                                     ========     ========

(10)  Long-Term Debt

      In June 2001, the Company completed a private placement of $400.0 million in Convertible Subordinated Notes due July 1, 2008 (the "Notes"). The Company received net proceeds from this offering of $387.2 million, after deducting costs associated with the offering. The net amount of the debt issue costs totaled $7.3 million at June 30, 2004 and are included in other assets in the accompanying balance sheet. The Notes bear interest at an annual rate of 4.5%. Accrued interest on the Notes was approximately $9.0 million as of June 30, 2004. The holders may convert all or a portion of the Notes into Common Stock at any time on or before July 1, 2008. The Notes are convertible into Common Stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The Notes are subordinated to all existing and future senior indebtedness. After July 7, 2004, the Company may redeem any or all of the Notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a "fundamental change", as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem the Notes at a price equal to 100 percent of the principal amount. In August 2001, the Company filed a registration statement which was declared effective by the U.S. Securities and Exchange Commission covering the resale of the Notes and the Common Stock issuable upon conversion of the Notes. The fair value of the 4.5% Notes was approximately $369.0 million and $327.0 million at June 30, 2004 and 2003, respectively.

(11)  Stockholders' Equity

      Shareholder Rights Plan

      During May 2002, the Company adopted a shareholder rights plan ("Rights Plan"). The Rights Plan involves the distribution of one preferred share purchase right ("Right") as a dividend on each outstanding share of the Company's common stock to each holder of record on June 3, 2002. Each right shall entitle the holder to purchase one-thousandth of a share of Series B Preferred Stock ("Preferred Shares") of the Company at a price of $190.00 per one-thousandth of Preferred Share. The Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company's common stock while the stockholder rights plan remains in place, then, unless (1) the rights are redeemed by the Company for $0.01 per right or (2) the Board of Directors determines that a tender or exchange offer for all of the outstanding Common Stock of the Company is in the best interest of the Company and the stockholders, the rights will be exercisable by all right holders except the acquiring person or group for one share of the Company or in certain circumstances, shares of the third party acquirer, each having a value of twice the Right's then-current exercise price. The Rights

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

will expire on May 16, 2012.

      Series A Preferred Stock

      During the year ended June 30, 2003, the remaining outstanding 6,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock" or "Series A Preferred Shares") were converted to 13,636 shares of Common Stock. Accrued dividends of $156,000 on the Series A Preferred Shares that were converted, were settled by cash payments. Additionally, cash payments totaling $4.00 were made for fractional shares related to the conversions. During the fiscal year ended June 30, 2003 the remaining 1,000 shares of Series A Preferred Stock were redeemed and settled by a cash payment of $25,000 and accrued dividends of $26,000. There were no conversions of Series A Preferred Stock during the year ended June 30, 2002.

      The Company's Series A Preferred Shares were convertible into Common Stock at a conversion rate of $11 per share. The value of the Series A Preferred Shares for conversion purposes was $25 per share. Holders of the Series A Preferred Shares were entitled to an annual dividend of $2 per share, payable semiannually, but only when and if declared by the Board of Directors, out of funds legally available. As of June 30, 2002, undeclared accrued dividends in arrears were $172,000 or $24.54 per share and $158,000 or $22.54 per share, respectively. Due to the conversion or redemption of all Series A Preferred shares prior to June 30, 2003 all dividends have been settled as of June 30, 2003.

      Common Stock

      During the year ended June 30, 2004, the Company issued 340,000 shares of restricted common stock and restricted common stock units to certain members of management which vest over a five year vesting period. Total compensation cost of approximately $4.1 million, calculated based on the fair value of the shares on the issuance date, is being recognized as an expense over the vesting period. For the year ended June 30, 2004, $504,000 was recorded as compensation expense. The Company also cancelled 215,000 shares of restricted stock and reversed $1.29 million of compensation expense previously recorded related to such shares as a result of the May 10, 2004 resignation of the Company's Chief Executive Officer and the cancellation of his unvested restricted stock. In the quarter ended June 30, 2004, the Company reversed $874,000 of compensation expense which was previously recognized related to these restricted shares, including $764,000 which was recognized for the nine months ended March 31, 2004.

      During the year ended June 30, 2003, the Company issued 200,000 shares of restricted common stock to its President and Chief Executive Officer. Total compensation expense of approximately $3.6 million, calculated based on the fair value of the shares on the issuance date, was being recognized over the five year vesting period.

      During the year ended June 30, 2001, the Company issued 25,000 shares of restricted Common Stock to its President and Chief Executive Officer. Such shares were issued in conjunction with an employment agreement and vest ratably over five years. Total compensation expense of approximately $1.5 million was being recognized over the five year vesting period.

      The board of directors has the authority to issue up to 3.0 million shares of preferred stock, par value $0.01 per share, and to determine the price and terms, including preferences and voting rights, of those shares without stockholder approval.

      Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      As of June 30, 2004, the Company has reserved its common shares for special purposes as detailed below (in thousands):

           Non-Qualified and Incentive Stock Plans             8,248
           Shares issuable upon conversion of Notes            5,635
                                                              ------
                                                              13,883
                                                              ======

(12)  Independent Directors' Stock Plan

      From December 3, 1996 through December 31, 2002, the Company's Independent Directors' Stock Plan, which provided for compensation in the form of quarterly grants of Common Stock to non-executive, independent directors serving on the Company's Board of Directors. Each independent director was granted shares of Common Stock equivalent to $2,500 per quarter plus $500 per Board of Director's meeting attended. The number of shares issued was based on the fair market value of Common Stock on the last trading day of the applicable quarter. In October 2000, the Compensation Committee of the Board of Directors amended the Plan to provide that the Independent Directors will be entitled to elect to receive up to 50% of the fees payable in cash with the remainder of the fee to be paid in Common Stock. During the years ended June 30, 2003, and 2002, the Company issued 2,500, and 1,000 shares of Common Stock, respectively, to independent directors, pursuant to the Independent Directors' Stock Plan.

      Through December 31, 2002, the Company's Independent Directors received compensation for serving on the Board of Directors payable in shares of the Company's common stock or a combination of shares of common stock and cash under the Company's Independent Directors Stock Plan. In September of 2002, the Compensation Committee of the Board of Directors decided to terminate the Independent Directors' Stock Plan as a stand-alone plan and to instead issue shares of the Company's common stock under the Independent Directors' Stock Plan pursuant to the 2001 Incentive Stock Plan. During fiscal 2003, each Independent Director was entitled to compensation of $2,500 per quarter and $500 for each meeting attended by such Independent Director under the Independent Directors' Stock Plan. In 2002, in connection with the reduction of shares subject to the option granted under the regular grant to Independent Directors the Compensation Committee of the Board of Directors approved a change, effective for the quarter ended March 31, 2002 and for each quarter thereafter, to the compensation under the Independent Directors' Stock Plan to include the payment of $500 for committee meetings attended by the Independent Directors which are held on a day when no Board of Directors meeting is held. Under the Independent Directors' Stock Plan the Independent Directors were entitled to elect to receive up to 50% of the fees payable under the Independent Directors' Stock Plan in cash, with the remainder of the fees to be paid in shares of the Company's common stock. Fees payable and shares issuable under the Independent Directors' Stock Plan were paid annually at the end of the calendar year.

      Effective December 31, 2003, the Compensation Committee of the Board of Directors approved the termination of the existing compensation program for directors and implemented a new compensation structure. The new compensation structure entitles each independent director to an annual cash payment of $20,000. In addition, annual cash payments of $7,000 for chair of the audit and finance committee, $3,500 for any other chair on any other committee of the board and $1,000 for each meeting attended will be made to directors. The structure also includes an annual option grant of 5,000 shares of common stock issued on the first trading day of each year at the closing price on that day,

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

which will vest in one year and restricted stock units with an aggregate value of $25,000 on the first trading day following June 30 based on the closing price on the date of grant, which will vest in thirds on each of the first three anniversaries after the date of grant. During the year ended June 30, 2004, the Company recorded cash compensation expense of $136,000 for the Independent Directors.

(13)  Stock Option Plans

      As of June 30, 2004, 8,248,000 shares of Common Stock were reserved for issuance pursuant to options under two separate plans, the Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 2001 Incentive Stock Plan (the "2001 Incentive Stock Plan"), which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options granted must be at least 100% of the fair market value of the stock at the time the option is granted. Options may be exercised for a period of up to ten years from the date they are granted.

      In November 1987, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "Stock Option Plan"). This plan has 7,900,000 shares of Common Stock authorized for the issuance of stock options. Some of the options granted contain accelerated vesting provisions, under which the vesting and exercisability of such shares will accelerate if the closing price of the Company's Common Stock exceeds $100 per share for at least twenty consecutive days as reported by the NASDAQ National Market. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

      In October 2001, the Board of Directors adopted, and in December 2001 the stockholders approved, the 2001 Incentive Stock Plan. The 2001 Incentive Stock Plan has 6,000,000 authorized shares for the grant of stock options and other stock-based awards to employees, officers, directors, consultants, and independent contractors providing services to Enzon and its subsidiaries as determined by the Board of Directors or by a committee of directors designated by the Board of Directors to administer the 2001 Incentive Stock Plan.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following is a summary of the activity in the Company's Stock Option Plans which include the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan (shares in thousands):

                                                                 Weighted
                                                                  Average
                                                                 Exercise         Range of
                                                     Shares        Price           Prices
                                                     ------        -----           ------
Outstanding at June 30, 2001                          3,284       $24.98      $ 1.88 to $73.22

  Granted at exercise prices which equaled
     the fair market value on the date of grant       1,399       $44.39      $25.10 to $65.86
  Exercised                                          (1,008)      $ 4.13      $ 2.00 to $37.38
  Canceled                                              (31)      $41.56      $22.31 to $70.69
                                                     ------
Outstanding at June 30, 2002                          3,644       $38.07      $ 1.88 to $73.22

  Granted at exercise prices which equaled
     the fair market value on the date of grant       1,133       $19.65      $11.35 to $24.76
  Exercised                                            (305)      $ 4.49      $ 2.03 to $14.13
  Canceled                                             (534)      $40.63      $11.70 to $71.00
                                                     ------
Outstanding at June 30, 2003                          3,938       $35.02      $ 1.88 to $73.22

  Granted at exercise prices which equaled
     the fair market value on the date of grant       2,151       $13.81      $10.66 to $17.72
  Exercised                                             (98)      $ 5.40      $10.72 to $17.17
  Canceled                                           (1,153)      $36.21      $11.37 to $71.00
                                                     ------
Outstanding at June 30, 2004                          4,838       $25.90      $ 1.87 to $71.38
                                                     ======

      Of the options the Company granted 245,000 options during the fiscal year ended June 30, 2002, which contained accelerated vesting provisions based on the achievement of certain milestones.

      As of June 30, 2004, the Stock Option Plans had options outstanding and exercisable by price range as follows (shares in thousands):

                                             Weighted
                                              Average      Weighted                        Weighted
             Range of                        Remaining      Average                        Average
             Exercise         Options       Contractual    Exercise          Options       Exercise
              Prices        Outstanding         Life         Price         Exercisable      Price
         ---------------    -----------     ------------  ----------       -----------     ---------
         $ 1.87 - $11.37        686             5.33          $7.14             406          $4.29
         $11.41 - $14.13        325             8.68         $12.50              57         $13.82
         $14.15 - $14.15        785             9.61         $14.15              --             --
         $14.16 - $15.13        599             9.72         $15.09               4         $14.55
         $15.15 - $18.40        505             5.22         $17.53             303         $17.59
         $18.41 - $28.17        589             6.76         $23.14             245         $24.61
         $29.75 - $45.98        544             6.86         $43.51             251         $42.51
         $47.38 - $70.00        774             2.71         $61.83             721         $62.31
         $71.00 - $71.38         31             6.32         $71.24              21         $71.22
                             ------                                          ------
                              4,838             6.71                          2,008         $35.37
                             ======                                          ======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14)  Merger Termination Agreement

      On February 19, 2003, the Company entered into an agreement and plan of merger with NPS Pharmaceuticals, Inc. ("NPS"). On June 4, 2003, the merger agreement was terminated. In accordance with the mutual termination agreement between the two companies, the Company received 1.5 million shares of NPS common stock. The termination agreement imposes certain restrictions with respect to the transferability of the underlying shares including limiting the maximum number of shares that can be transferred each month after the registration statement relating to the shares is declared effective to 125,000 shares. Considering such restrictions, 1.1 million shares were valued at $26.7 million, which was the fair value of NPS stock on June 4, 2003 and in accordance with SFAS No. 115 "Accounting for certain Investments in Debt and Equity Securities" ("SFAS 115") and the balance of 375,000 shares were considered as restricted stock as defined under the scope exception provisions of SFAS 115. The restricted stock was valued at $7.8 million by applying a 12% discount on the related fair value based on a valuation performed by an independent third-party consulting firm. Total consideration received aggregated $34.6 million. The Company also recorded $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal and accounting fees). The net gain of approximately $26.9 million was recorded as other income in the Consolidated Statement of Operations for the year ended June 30, 2003.

      As of June 30, 2004 and 2003, the investment in NPS shares of common stock was valued at $31.5 million and $35.2 million, respectively, which is included in investments in equity securities and convertible note on the accompanying balance sheet, the composition of which was as follows (in thousands):

                                                                 Years Ended
                                                                   June 30,
                                                             -----------------
                                                              2004        2003
                                                             -----------------
     Valued at fair value (including unrealized
     gain (loss) of ($4.9) million and $667, respectively)   $31,500   $27,382
     Valued as restricted stock                                   --     7,837
                                                             -------   --------
                                                             $31,500   $ 35,219
                                                             =======   ========

      In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 3) or in the Statement of Operations depending on the portion of the derivative designated and effective as a hedge. As of June 30, 2004, the market value of NPS' common stock was $21.00 per share. When the underlying shares become unrestricted and freely tradable, the Company is required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the year ended June 30, 2004, the Company sold and re-purchased 1,125,000 shares respectively of common stock of NPS. The unrealized gain previously included in other comprehensive income prior to the sale and repurchase with respect to these shares aggregating $1.8 million for the year ended June 30, 2004, was recognized in the Statements of Operations and is included in "Other Income". With respect to the remaining 375,000 shares of NPS common stock as of June 30, 2004, $38,000 has been recorded in comprehensive income for the year ended June 30, 2004, net of income taxes. The fair value of the Collar represents a receivable from the counterparty of $1.7 million at June 30, 2004. In addition, the time value component of the Collar represents a gain of $1.7 million for the year ended June 30, 2004, and was recorded as "Other Income" in the Statement of Operations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

(15)  Income Taxes

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

      The components of the income tax provision (benefit) are summarized as follows (in thousands):

                                                Years ended June 30,
                                        -------------------------------------
                                          2004          2003           2002
                                        --------      --------       --------
      Current:
           Federal                      $     --      $     --       $     --
           State                              --         6,589           (857)
                                        --------      --------       --------
      Total current                           --         6,589           (857)
                                        --------      --------       --------

      Deferred:
           Federal                         1,190        (5,454)        (6,132)
           State                             402          (912)        (2,134)
                                        --------      --------       --------
      Total deferred                       1,592        (6,366)        (8,266)
                                        --------      --------       --------
      Income tax provision (benefit)    $  1,592      $    223       ($ 9,123)
                                        ========      ========       ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table represents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

                                                       Years ended June 30,
                                                ----------------------------------
                                                  2004         2003         2002
                                                --------     --------     --------
Income tax expense
  computed at federal
  statutory rate                                $  1,564     $ 16,082     $ 12,839

Non deductible expenses                              420           --           --

Add (deduct) effect of:
    State income taxes (including sale
    and purchase of state net operating
    loss carryforwards),  net of federal tax        (219)       3,690       (1,931)

Federal tax benefit  through
    utilization of net operating loss
    carryforwards against current
    period income                                     --       (8,349)     (13,116)

Research and development tax credits              (1,400)          --           --

Increase (decrease)  in beginning of year
Valuation allowance - Federal                      1,227      (11,200)      (6,915)
                                                --------     --------     --------
                                                $  1,592     $    223      ($9,123)
                                                ========     ========     ========

      During 2004, 2003 and 2002, the Company recognized a tax benefit of $254,000, $474,000 and $857,000 respectively, from the sale of certain state net operating loss carryforwards.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      At June 30, 2004 and 2003, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              Years ended June 30,
                                                              ---------------------
      Deferred tax assets:                                      2004         2003
                                                              --------     --------
      Inventories                                             $    983     $    335
      Compensation                                                 468          992
      Returns and allowances                                     5,818       3,313
      Research and development credits carryforward             12,467       10,408
      Federal AMT credits                                        1,563        1,447
      Deferred revenue                                             387        1,319
      Capital loss carryforwards                                 1,121           --
      Write down of carrying value of investment                 9,174       11,126
      Federal and state net operating loss carryforwards        52,086       53,698
      Acquired in process research and development               4,846           --
      Unrealized loss on securities                              4,322           --
      Other                                                      1,214        1,164
                                                              --------     --------

      Total gross deferred tax assets                           94,449       83,802

      Less valuation allowance                                 (15,564)     (12,884)
                                                              --------     --------

                                                                78,885       70,918
                                                              --------     --------

      Deferred tax liabilities:
      Goodwill                                                  (5,803)      (2,399)
      Unrealized gain on securities                                 --         (345)
      Book basis in excess of tax basis of acquired assets      (2,447)        (721)
                                                              --------     --------
                                                                (8,250)      (3,465)
                                                              --------     --------
      Net deferred tax assets                                 $ 70,635     $ 67,453
                                                              ========     ========

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2004, the Company had Federal net operating loss carryforwards of approximately $126.0 million and combined state net operating loss carryforwards of approximately $122.0 million that will expire in the years 2005 through 2021. The Company also has federal research and development tax credit carryforwards of approximately $10.6 million for tax reporting purposes, which expire in the years 2005 to 2021. In addition, the Company has $1.8 million of state research and development tax credit carryforwards, which will expire in the year 2010. The Company's ability to use the net operating loss and research and development tax credit carryforwards are subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

      As of June 30, 2004, management believes that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. The Company has maintained a valuation allowance of $15.6 million and $12.9

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

million at June 30, 2004 and 2003, respectively. The net increase in the valuation allowance for 2004 was due to the determination that it is more likely than not that the Company may not utilize certain capital loss carryforwards and federal research and development credits at June 30, 2004. The Company will continue to reassess the need for such valuation allowance in accordance with SFAS 109 based on the future operating performance of the Company.

      The net operating loss carryforward stated above, includes $1.9 million from the acquisition of Enzon Labs, Inc. the utilization of which is limited to a maximum of $615,000 per year.

(16)  Significant Agreements

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

      Under this agreement, Schering Plough was obligated to pay and has paid the Company a total of $9.0 million in milestone payments, none of which are refundable. These milestone payments were recognized when received, as the earnings process was complete. Schering-Plough's obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent of the Company to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country.

      Schering-Plough has the right to terminate this agreement at any time if the Company fails to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Aventis Agreement

      During June 2002, the Company amended its license agreement with Aventis to reacquire rights to market and distribute ONCASPAR in the United States, Mexico, Canada and the Asia/Pacific region. In return for the marketing and distribution rights the Company paid Aventis $15.0 million and pays a 25% royalty on net sales of ONCASPAR through 2014. The $15.0 million payment is being amortized over its useful life of 14 years. The amortization and the 25% royalty payment to Aventis are included in cost of sales for the product. Prior to the amendment, Aventis was responsible for the marketing and distribution of ONCASPAR. Under the previous agreement Aventis paid the Company a royalty on net sales of ONCASPAR of 27.5% on annual sales up to $10.0 million and 25% on annual sales exceeding $10.0 million.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      MEDAC Agreement

      In January 2003, the Company renewed an exclusive license to Medac GmbH ("Medac"), a private company based in Germany, to sell ONCASPAR and any PEG-asparaginase product, developed by the Company or Medac, during the term of the agreement in most of Europe and part of Asia. The Company's supply agreement with Medac provides for Medac to purchase ONCASPAR from the Company at certain established prices. Under the license agreement, Medac is also responsible to pay the Company a royalty on units sold. Under the license agreement, Medac is responsible for obtaining additional approvals and indications in the licensed territories, beyond the currently approved hypersensitive indication in Germany. Under the agreement, Medac is required to meet certain minimum purchase requirements. The term of the agreement is for five years and will automatically renew for an additional five years if Medac meets or exceeds certain diligence requirements and thereafter the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to Medac will revert back to Enzon.

      Nektar Alliance

      In January 2002, the Company entered into a broad strategic alliance with Nektar Therapeutics that includes several components.

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

      The Company purchased $40 million of newly issued Nektar convertible preferred stock in January 2002. The preferred stock is convertible into Nektar common stock at a conversion price of $22.79 per share. In the event Nektar's common stock price three years from the date of issuance of the preferred

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, and additional investments. As a result of a continued decline in the price of Nektar's common stock, which the Company determined was other-than-temporary, during December 31, 2002 the Company recorded a write-down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment. During the year ended June 30, 2004, the Company converted the preferred stock into common stock and sold approximately 50% of our investment in Nektar which resulted in a net gain on investment of $11.0 million and cash proceeds of $17.4 million. (See Note 22 for Write-Down of Investments.)

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

      Micromet Alliance

      In April 2002, the Company entered into a multi-year strategic collaboration with Micromet AG ("Micromet"), a private company based in Munich, Germany, to identify and develop the next generation of antibody-based therapeutics. In June 2004, the Company amended this agreement and extended this collaboration until September 2007. During the first phase of the collaboration, the partnership generated several new SCA compounds against undisclosed targets in the fields of inflammatory and autoimmune diseases. The Company extended its collaboration with Micromet to move the first of these newly created SCAs toward clinical development. Under the terms of the amended agreement, Enzon and Micromet will continue to share development costs and future revenues for the joint development project.

      Following the termination or expiration of the agreement, the rights to antibody-based therapeutics identified or developed by Enzon and Micromet will be determined in accordance with the United States rules of inventorship. In addition, Enzon will acquire the rights to any PEGylation inventions. The agreement can be terminated by either party upon a material breach of the agreement by the other party. Research and development expenses incurred by the Company in connection with this collaboration agreement totaled $3.2 million and $1.7 for the year 2004 and 2003, respectively. There were no research and development expenses incurred by the Company in connection with this collaboration for the year ended June 30, 2002.

      In addition to the research and development collaboration, in 2002 the Company also made an $8.3 million investment into Micromet in the form of a note of Micromet, which was amended in June 2004. This note bears interest of 3% and is payable in March 2007. This note is convertible into Micromet Common Stock at a price of 15.56 euros per share at the election of either party. The carrying value of the convertible note was written-down to zero in June 2004, due to an other-than-temporary decline in the fair value of this investment. (See Note 22 for write-down of investments.)

      Enzon and Micromet have entered into a cross-license agreement for each company's respective SCA intellectual property and jointly market their combined SCA technology to third parties. Micromet is the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreement executed by Micromet on behalf of the

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

partnership will be used for Micromet's and Enzon's joint SCA development activities.

      SkyePharma Agreement

      In January 2003, the Company entered into a strategic alliance with SkyePharma, plc ("SkyePharma") based on a broad technology access agreement. The two companies agreed to jointly develop up to three products for future commercialization. These products are based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and certain of the Company's proprietary PEG modification technology, for which the Company received a $3.5 million technology access fee. This non-refundable upfront license fee, which was recorded as unearned revenue in accrued expenses, is being ratably recognized as revenue over the development agreement period of four years. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase 2 clinical development. Certain research and development costs related to the technology alliance will be shared equally based on an agreed upon annual budget, as will future revenues generated from the commercialization of any jointly-developed products.

      Effective December 31, 2002, the Company also licensed the North American rights to SkyePharma's DEPOCYT(R), an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, Enzon paid a license fee of $12.0 million. SkyePharma manufactures DEPOCYT and Enzon purchases finished product at 35% of net sales, which percentage can be reduced should certain defined sales target be exceeded. The Company recorded the $12 million license fee as an intangible asset, which is being amortized over a ten year period and charged to cost of sales.

      The Company was required to purchase minimum levels of finished product for calendar year 2003 (90% of the previous year's sales by SkyePharma) and $5.0 million for each subsequent calendar year through the remaining term of the agreement. SkyePharma is also entitled to a milestone payment of $5.0 million if the Company's sales of the product are over a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if Enzon's sales exceed an annualized run rate of $25.0 million for four consecutive quarters. The Company is also responsible for a $10.0 million milestone payment if the product receives approval for neo plastic meningitis prior to December 31, 2006. This milestone payment is incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007. The Company's license is for an initial term of ten years and is automatically renewable for successive two year terms thereafter.

      Either party may terminate the agreement early upon a material breach by the other party, which breach the other party fails to cure within 60 days after receiving notice thereof. Further, SkyePharma will be entitled to terminate the agreement early if the Company fails to satisfy its Minimum Annual Purchases. In addition, the Company will be entitled to terminate the agreement early if a court or government agency renders a decision or issues an order that prohibits the manufacture, use or sale of the product in the U.S. If a therapeutically equivalent generic product enters the market and DEPOCYT's market share decreases, the Company will enter into good faith discussions in an attempt to agree on a reduction in its payment obligations to SkyePharma and a fair allocation of the economic burdens resulting from the market entry of the generic product. If the Company is unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, the Companies will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, the Company will have the right to distribute any quantity of product the Company purchased from SkyePharma

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

prior to termination.

      Fresenius Agreement

      In June 2003, the Company licensed the North American rights to develop and commercialize ATG-FRESENIUS S from Fresenius Biotechnology. Under this agreement, the Company is responsible for obtaining regulatory approval of the product in the U.S. In September 2004, the Company made a milestone payment to Fresenius of $1.0 million upon FDA approval of the first IND. The Company is obligated to make another milestone payment of $1.0 million upon the Company's submission of a biologics license application with the FDA. Fresenius will be responsible for manufacturing and supplying the product to the Company and the Company is required to purchase all of the finished product from Fresenius for net sales of the product in North America. The Company will purchase finished product at 40% of net sales, which percentage can be reduced should certain defined sales targets be exceeded. The Company is required to purchase a minimum of $2.0 million of product in the first year after commercial introduction and $5.0 million in the second year, with no minimum purchase requirements thereafter. Fresenius will supply the product to the Company without charge for the clinical trials for the first indication. For subsequent trials, the Company will purchase the clinical supplies from Fresenius.

      Inex Agreement

      In January 2004, the Company entered into a strategic partnership with Inex Pharmaceuticals Corporation ("Inex") to develop and commercialize Inex's proprietary oncology product MARQIBO(R), which was formerly referred to as Onco TCS. In connection with the strategic partnership, the Company and Inex entered into a Product Supply Agreement, a Development Agreement, and a Co-Promotion Agreement. The agreements contain cross termination provisions under which termination of one agreement triggers termination of all the agreements.

      Under the terms of the agreements, the Company received the exclusive commercialization rights for MARQIBO for all indications in the United States, Canada, and Mexico.

      Upon execution of the related agreements the Company made a $12.0 million up-front payment to Inex, which has been determined to be an acquisition of in-process research and development as the payment was made prior to FDA approval, and therefore expensed in the Company's Statement of Operations for the quarter ended March 31, 2004. In addition, the Company will be required to pay up to $20.0 million upon MARQIBO being approved by the FDA and development milestones and sales-based bonus payments could total $43.75 million, of which $10.0 million is payable upon annual sales first reaching $125.0 million, and $15.0 million is payable upon annual sales first reaching $250.0 million. The Company will also be required to pay Inex a percentage of commercial sales of MARQIBO and this percentage will increase as sales reach certain predetermined thresholds.

      The Company and Inex will share equally the future development costs to obtain and maintain marketing approvals in North America for MARQIBO, and the Company will pay all sales and marketing costs and certain other post-approval clinical development costs typically associated with commercialization activities. The Company plans to market MARQIBO to the oncology market through its North American sales force, which currently markets ABELCET(R), ONCASPAR(R), and DEPOCYT(R). Inex has the option of complementing the Company's sales efforts by co-promoting MARQIBO through the formation of a dedicated North American sales and medical science liaison force. The costs of building Inex's co-promotion force will be shared equally by both companies and the Company will record all sales in the licensed territories. Inex retains manufacturing rights and the Company will reimburse Inex for the manufacture and supply of the drug at manufacturing cost plus five percent.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

The agreements will expire on a country by country basis upon the expiration of the last patent covering the licensed product in each particular country or 15 years after the first commercial sale in such country, whichever is later. The agreements are also subject to earlier termination under various circumstances. The Company may terminate the agreements at any time upon 90 days notice, in connection with which the Company must pay a $2.0 million termination fee. Inex has completed the submission of its NDA, therefore if Enzon terminates it must pay the $2.0 million fee. In addition, if at any time the Company determines that it has no interest in commercializing the product in any country, then Inex may terminate the agreement with respect to such country. Either party may terminate the agreements upon a material breach and failure to cure by the other party. In addition, either party may terminate the agreements upon the other party's bankruptcy. Generally, the termination of the agreements with respect to a particular country shall terminate the Company's license with respect to MARQIBO, and preclude the Company from marketing the product, in that country. However, if the Company terminates the agreements because of Inex's breach or bankruptcy, the licenses granted by Inex will continue, Inex will be obligated to provide the Company a right of reference to Inex's regulatory dossiers and facilitate a transfer to the Company of the technology necessary to manufacture the product. In addition, after such termination, Inex will be obligated to exercise commercially reasonable efforts to ensure that the Company has a continuous supply of product until the Company, exercising commercially reasonable efforts, has secured an alternative source of supply.

      Medeus Manufacturing Agreement

      On November 22, 2002, we acquired from Elan Corporation plc ("Elan") the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET for $360 million plus acquisition costs. This transaction is being accounted for as a business combination. As part of the ABELCET acquisition, the Company entered into a long-term manufacturing and supply agreement with Elan, under which the Company continues to manufacture two products, ABELCET and MYOCET. In February 2004, Elan sold its European sales and marketing business to Medeus Pharma Ltd. ("Medeus") and transferred the manufacturing and supply agreement to Medeus. Under the terms of the 2002 ABELCET acquisition agreement, Medeus has the right to market ABELCET in any markets outside of the U.S., Canada and Japan. ABELCET is approved for use in approximately 26 countries for primary and/or refractory invasive fungal infections.

      The agreement with Medeus, as successor to Elan, requires the Company to supply Medeus with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, the Company supplied ABELCET and MYOCET at fixed transfer prices which approximated its manufacturing cost. From July 1, 2004 to the termination of the agreement, the Company will supply these products at its manufacturing cost plus fifteen percent.

      The agreement also provides that until June 30, 2004, Enzon will calculate the actual product manufacturing costs on an annual basis and, to the extent that this amount is greater than the respective transfer prices, Medeus shall reimburse Enzon for such differences. Conversely, if such actual manufacturing costs are less than the transfer price, Enzon shall reimburse Medeus for such differences.

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

      CEO Separation Agreement

      In connection with Mr. Higgins' departure as the Company's chief executive officer the Board of Directors appointed a committee of four independent directors (Dr. Rosina Dixon, Robert LeBuhn, Dr. David Golde and Robert Parkinson) to review and approve the terms of Mr. Higgins departure. This committee negotiated and approved a separation payment of $1.25 million, which was paid to Mr. Higgins upon his departure in May 2004. Concurrent with Mr. Higgins' departure as chief executive officer in May 2004, the

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

Company reversed approximately $1.29 million of compensation expense previously recorded related to restricted stock of the Company that was forfeited by Mr. Higgins as a result of his departure as the Company's CEO. In the quarter ended June 30, 2004, the Company reversed $874,000 of compensation expense which was previously recognized related to these restricted shares, including $764,000 which was recognized for the nine months ended March 31, 2004.

(17)  Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("FIN46-R"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of June 30, 2004 the Company is not a party to transactions contemplated under FIN 46-R.

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have any impact on our financial position or results of operations.

      In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The adoption of this statement did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

      In November 2003, the Emerging Issues Task Force ("EITF") reached an interim consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. Those additional disclosures have been incorporated into the notes to consolidated financial statements. In March 2004, the EITF reached a final

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

consensus on this Issue, to provide additional guidance, which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods after June 15, 2004. The Company does not expect the adoption under the final consensus to have a significant impact on its financial position results of operations and cash flows.

(18)  Commitments and Contingencies

      The Company has agreements with certain members of its upper management, which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has an employment agreement with certain members of upper management which provides for severance payments.

      The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

(19)  Leases

      The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease-terms for the operating leases expire at various dates between 2005 and 2021 and each agreement includes renewal options.

      Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2004 are (in thousands):

               Year ending                              Operating
                 June 30,                                 leases
              -------------                             ---------
                  2005                                    $1,466
                  2006                                     1,445
                  2007                                     1,444
                  2008                                     1,239
                  2009                                       867
              Thereafter                                   9,288
                                                         -------
              Total minimum lease payments               $15,749
                                                         =======

      Rent expense amounted to $1.4 million, $1.3 million and $847,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

(20)  Retirement Plans

      The Company maintains a defined contribution 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. Total Company contributions for the years ended June 30, 2004, 2003, and 2002 were $627,000, $375,000, $196,000, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In September 2003, the Board of Directors adopted the Executive Deferred Compensation Plan (the "Plan"). The Plan is to aid the Company in attracting and retaining key employees by providing a non-qualified compensation deferral vehicle. To date no contributions have been made to this plan.

(21)  Business and Geographical Segments

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

      Revenues consisted of the following (in thousands):

                                                     Years ended  June 30,
                                               --------------------------------
                                                 2004        2003        2002
                                               --------    --------    --------
      Product sales, net
            ADAGEN                             $ 17,113    $ 16,025    $ 13,441
            ONCASPAR                             18,050      12,432       8,742
            DEPOCYT                               5,029       2,458          --
            ABELCET                              67,730      28,349          --
                                               --------    --------    --------
                        Total product sales     107,922      59,264      22,183

            Manufacturing revenue                12,911       8,742          --
           Royalties                             47,707      77,589      53,329
           Contract revenues                      1,031         811         293
                                               --------    --------    --------
                        Total revenues         $169,571    $146,406    $ 75,805
                                               ========    ========    ========

      During the years ended June 30, 2004, 2003 and 2002, the Company had export sales and royalties recognized on export sales of $44.3 million, $40.2 million and $26.3 million, respectively. Of these amounts, sales and royalties in Europe and royalties recognized on sales in Europe were $34.7 million, $35.5 and $24.9 million during the years ended June 30, 2004, 2003 and 2002, respectively.

      Outside the United States, the Company principally sells: ADAGEN(R) in Europe, ONCASPAR in Germany, DEPOCYT(R) in Canada, and ABELCET in Canada. Information regarding revenues attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues is based upon the domicile of the entity from which the revenues were earned. Information is as follows (in thousands):

                                    Years ended  June 30,
                              --------------------------------
                                2004        2003        2002
                              --------    --------    --------
      Revenues:
         United States        $125,268    $106,160    $ 49,503
         Foreign countries      44,303      40,246      26,302
                              --------    --------    --------
            Total revenues    $169,571    $146,406    $ 75,805
                              ========    ========    ========

(22)  Write-down of Investments

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In April 2002, the Company entered into a multi-year strategic collaboration with Micromet and in June 2004, the Company amended this agreement and extended the collaboration until September 2007. In 2002, the Company also made an $8.3 million investment into Micromet in the form of a convertible note due to Enzon, which was amended in June 2004. This note bears interest of 3% and is payable in March 2007. This note is convertible into Micromet Common Stock at a price of 15.56 euros per share at the election of either party. During the year ended June 30, 2004, the Company recorded a write-down of the carrying value of the investment, which resulted in a non-cash charge of $8.3 million. The write-down of the Company's investment in Micromet was due to an other-than-temporary decline in the value of this investment.

      In January 2002, the Company entered into a broad strategic alliance with Nektar Therapeutics to co-develop products utilizing both companies' proprietary drug delivery platforms. As a part of this agreement, the Company purchased $40 million of newly issued Nektar convertible preferred stock, which is currently convertible into Nektar common stock at Enzon's option at a conversion price of $22.79 per share. The investment represented approximately 3% of Nektar's equivalent common shares outstanding at the time of issuance. Under the cost method of accounting, non-marketable equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value and additional investments.

      As a result of a continued decline in the price of Nektar's common stock, which the Company determined was other-than-temporary, during December 31, 2002 the Company recorded a write-down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment which was determined during the quarter ended December 31, 2002 by multiplying the number of shares of common stock that would be received based on the conversion rate in place as of the date of the agreement ($22.79 per share) by the closing price of Nektar common stock on December 31, 2002, less a 10% discount to reflect the fact that the shares were not convertible as of December 31, 2002, the valuation date.

      As of June 30, 2004, the carrying value of the Nektar investment, which is included in investments in equity securities and convertible note on the accompanying Consolidated Balance Sheet, was $6.4 million ($7.27 per share). The closing price of Nektar common stock was $19.96 per share on June 30, 2004.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(23)  Quarterly Results of Operations (Unaudited)

      The following table presents summarized unaudited quarterly financial data (in thousands, except per share amounts):

                                                         Three Months Ended
                             ----------------------------------------------------------------
                             September 30,   December 31,      March 31,        June 30,       Fiscal Year
                                 2003            2003            2004             2004             2004
                             -----------------------------------------------------------------------------
Revenues                       $ 40,644        $ 41,698        $ 44,379         $ 42,850         $169,571
Gross Profit (1)                 15,653          18,074          20,570           19,550           73,847
Tax Provision (Benefit)           1,634           1,180          (5,505)           4,283            1,592
Net income (loss)              $  2,804        $  2,319        $  5,066         $ (7,312)        $  2,877
                               ========        ========        ========         ========         ========
Net income (loss) per
   common share:
     Basic                     $   0.06        $   0.05        $   0.12         $  (0.17)        $   0.07
     Diluted                   $   0.06        $   0.05        $   0.12         $  (0.17)        $   0.07

Weighted average
   number of shares of
   common stock
   outstanding-basic
                                 43,290          43,307          43,368           43,394           43,350
Weighted average
number of shares of
   common stock and
   diluted potential
   common shares                 43,629          43,586          43,817           43,394           43,522

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                                                          Three Months Ended
                             ----------------------------------------------------------------
                             September 30,   December 31,       March 31,       June 30,        Fiscal Year
                                 2002            2002             2003            2003             2003
                             ------------------------------------------------------------------------------
Revenues                       $ 25,067        $ 31,497         $ 43,163        $ 46,679         $146,406
Gross Profit (1)                  4,144           4,187           15,556          15,598           39,485
Tax Provision (Benefit)             261             245              156            (439)             223
Net income (loss)              $ 12,784        $(15,244)        $  7,634        $ 40,552         $ 45,726
                               ========        ========         ========        ========         ========
Net income (loss) per
   common share:
     Basic                     $   0.30        $  (0.35)        $   0.18        $   0.94         $   1.06
     Diluted                   $   0.29        $  (0.35)        $   0.17        $   0.93         $   1.05

Weighted average
   number of shares of
   common stock                  42,980          43,011           43,192          43,264           43,116
   outstanding-basic

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 Schedule II - Valuation and qualifying accounts
                                 (In thousands)



                                                               Additions
                                                      ------------------------------
                                        Balance at    Charged to      Charged to                         Balance
                                       beginning of   costs and     other accounts -   Deductions -     at end of
                                          period       expenses        describe          describe         period

Year ended June 30, 2004
      Allowance for chargebacks,
        returns and cash discounts        $8,111          --           $ 53,392(1)       $(51,963)(2)     $9,540

Year ended June 30, 2003
      Allowance for chargebacks,
        returns and cash discounts        $   --          --           $ 18,997(1)       $(10,886)(2)     $8,111

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

                                  EXHIBIT INDEX

Exhibit                                                                               Page
Numbers                            Description                                       Number
-------                            -----------                                       ------

10.22    Outside Directors' Compensation Arrangement                                   E-2

10.30    Employment Agreement with Kenneth J. Zuerblis dated June 14, 2004, along      E-3
         with a form of Restricted Stock Award Agreement between the Company and
         Mr. Zuerblis executed as of June 14, 2004 and a form of consulting
         Agreement between the Company and Mr. Zuerblis.

10.31    Executive Deferred Compensation Plan                                          E-28

12.1     Computation of Ratio of Earnings to Fixed Charges                             E-41

21.0     Subsidiaries of Registrant                                                    E-42

23.0     Consent of KPMG LLP                                                           E-43

31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes - Oxley Act of 2002                                                  E-44

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes - Oxley Act of 2002                                                  E-45

32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the
         Sarbanes - Oxley Act of 2002                                                  E-46

32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the
         Sarbanes - Oxley Act of 2002                                                  E-47