Form 10-K/A
period 2004-06-30
ENZON PHARMACEUTICALS  INC
filed 2004-11-10
CIK 727510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                               (AMENDMENT NO. 1)


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM __ TO __.
                         COMMISSION FILE NUMBER 0-12957

                               [Enzon Inc. Logo]


             (Exact name of registrant as specified in its charter)

                                DELAWARE                                                           22-2372868
     (State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)
               685 ROUTE 202/206, BRIDGEWATER, NEW JERSEY                                            08807
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

                                EXPLANATORY NOTE


   This annual report on Form 10-K/A amends our original annual report on Form 10-K for the year ended June 30, 2004 as of the date of filing the original Form 10-K on September 13, 2004. We are amending and restating our original annual report on Form 10-K in its entirety to correct an error made in the accounting for a protective collar arrangement, which is classified as a derivative hedging instrument, entered into to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals Inc. ("NPS") we hold and an error in assessing the realizeability of deferred tax assets related to available-for-sale securities. This amended Annual Report on Form 10-K/A for the year ended June 30, 2004 reflects corrections and restatements of the following financial statements: (a) consolidated balance sheet as of June 30, 2004; (b) consolidated statement of operations for the year ended June 30, 2004; (c) consolidated statement of stockholders' equity for the year ended June 30, 2004; and (d) consolidated statement of cash flows for the year ended June 30, 2004. For a more detailed description of corrections and restatements made to the financial statements, see "Note 2. Restatement of Consolidated Financial Statements" to the accompanying notes to the consolidated financial statements.

   In addition to the changes discussed above, we have also made other changes, including, but not limited to the following: (a) we corrected our total assets and total stockholders' equity for the year ended June 30, 2004 in "Item 6 Selected Financial Data"; (b) we corrected our other income for the year ended June 30, 2004 under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations"; (c) we corrected our unrealized loss on securities that arose during the year and our total comprehensive loss for the year ended June 30, 2004 in Note 4 "Comprehensive Income" to the accompanying notes to the consolidated financial statements; (d) we corrected our unrealized gain previously included in other comprehensive income and recognized in other income for the year ended June 30, 2004 with respect to the sale and repurchase of shares of NPS in Note 15 "Merger Termination Agreement" to the accompanying notes to the consolidated financial statements (e) we corrected our total gross deferred tax assets, valuation allowance and net deferred tax assets for the year ended June 30, 2004 in Note 16 "Income Taxes" to the accompanying notes to the consolidated financial statements; and (f) we corrected our net loss and net loss per common share for the quarter and fiscal year ended June 30, 2004 in
Note 24 "Quarterly Results of Operations (Unaudited)" to the accompanying notes to the consolidated financial statements.

   This amended Annual Report on Form 10-K/A speaks as of the end of our fiscal year 2004 as required by Form 10-K or as the date of filing the original Form 10-K. It does not update any of the statements contained therein. This Annual Report on Form 10-K/A contains forward looking statements, which were made at the time the original Annual Report on Form 10-K was filed on September 13, 2004 and is subject to the factors described in "Item 1. Business -- Risk Factors" and must be considered in light of any subsequent statements including forward looking statements in any written statement subsequent to the filing of the original Form 10-K, including statements made in filings on reports on Form 8-K.

                          ENZON PHARMACEUTICALS, INC.

                         2004 FORM 10-K/A ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                      --------
                                                            PART I
Item 1.          Business........................................................................................            5
Item 2.          Properties......................................................................................           34
Item 3.          Legal Proceedings...............................................................................           34
Item 4.          Submission of Matters to a Vote of Security Holders.............................................           34
                                                           PART II
Item 5.          Market for the Registrant's Common Equity, Related Stockholder Matters,
                 and Issuer Purchases of Equity Securities.......................................................           35
Item 6.          Selected Financial Data.........................................................................           36
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations...........           36
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk......................................           62
Item 8.          Financial Statements and Supplementary Data.....................................................           62
Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure............           62
Item 9A.         Controls and Procedures.........................................................................           63
                                                           PART III
Item 10.         Directors and Executive Officers of the Registrant..............................................           64
Item 11.         Executive Compensation..........................................................................           64
Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..           64
Item 13.         Certain Relationships and Related Transactions..................................................           64
Item 14.         Principal Accounting Fees and Services..........................................................           64
                                                           PART IV
Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................           65

   ABELCET(R), ADAGEN(R), CLEAR(R), MARQIBO(R), ONCASPAR(R), and SCA(R) are our registered trademarks. Other trademarks and trade names used in this annual report are the property of their respective owners.

   All information on this Form 10-K/A is as of September 13, 2004, except as described in the "Explanatory Note" on page 2 and other non-material changes that have been made subsequent to such date and the Company undertakes no obligation to update this information.

   This Annual Report contains forward-looking statements; which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the section entitled Risk Factors in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

   We maintain a website at www.enzon.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Enzon and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K/A, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 908-541-8777, through an e-mail request from our website at www.enzon.com/request or through the SEC's website by clicking the direct link from our website at www.enzon.com/request or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A.

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

   We have developed or acquired four human therapeutic products that we currently market: ABELCET(R) (amphotericin B lipid complex injection), ONCASPAR(R) (pegaspargase), ADAGEN(R) (pegademase bovine injection), and DEPOCYT(R) (cytarabine liposome injection). We market our products through our specialized North American sales force that calls upon oncologists, hematologists, and specialists in the areas of transplantation and infectious disease. We also receive royalties on sales of PEG-INTRON(R), a PEG-enhanced version of Schering-Plough's product, INTRON(R) A (interferon alfa-2b, recombinant), as well as a share of certain revenues received by Nektar Therapeutics ("Nektar") on sales of Hoffmann-La Roche's PEGASYS(R), a PEG-enhanced version of ROFERON(R)- A (interferon alfa-2a recombinant).

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

   PEG-INTRON is a PEG-enhanced version of Schering-Plough's alpha interferon product, INTRON A. We designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy as compared to INTRON A. Our worldwide partner for PEG-INTRON, Schering-Plough, has received approval in the United States and the European Union for PEG-INTRON as a monotherapy and for use in combination with REBETOL(R) (ribavirin, USP) capsules for the treatment of chronic hepatitis C in adult patients not previously treated with alpha-interferon. In April 2004, Schering-Plough reported that it has submitted a New Drug Application to the Ministry of Health, Labor and Welfare ("MHLW") in Japan seeking marketing approval for PEG-INTRON in combination with REBETOL for the treatment of chronic hepatitis C. The MHLW is conducting a priority review of the application. PEG-INTRON is also being evaluated for use as long term maintenance monotherapy in cirrhotic patients that have failed previous treatment (COPILOT study). PEG-INTRON is also being evaluated in several investigator-sponsored clinical trials, including a Phase 3 clinical trial for high risk malignant melanoma, and several earlier stage clinical trials for other oncology indications.

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

   ATG-FRESENIUS S is a polyclonal antibody preparation used for T-lymphocyte suppression in organ transplant patients in order to prevent organ graft rejection. ATG-FRESENIUS S is currently marketed by Fresenius Biotech GmbH ("Fresenius") in over 60 countries worldwide. In June 2003, we in-licensed the North American rights to ATG-FRESENIUS S from Fresenius. We believe ATG-FRESENIUS S has advantages over competitive monoclonal antibody products on the market because unlike monoclonal antibodies, which target one specific receptor, polyclonal antibodies target numerous receptors in the immunologic process. We also believe ATG-FRESENIUS has advantages over other polyclonal antibody products on the market because the product preferentially targets and depletes only activated T-cells, rather than activated and non-activated T-cells. The activated T-cells are those which may potentially result in an immunologic attack on the transplanted organ leading to its rejection. For solid organ transplantation, ATG-FRESENIUS S has been shown to be effective, typically leading to a substantial improvement of graft survival. Clinicians have demonstrated that ATG-FRESENIUS S can be administered conveniently as a single high dose just prior to the surgical procedure. Moreover, clinicians have reported using ATG-FRESENIUS S for conditioning regimens and prevention of graft versus host disease in bone marrow transplantation. We intend to pursue marketing approval for ATG-FRESENIUS S in the U.S. by initiating a pivotal clinical trial for this product subject to, and in accordance with, the U.S. Food and Drug Administration (FDA) requirements during the second half of calendar year 2004.

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

   In September, 2003, Roche Diagnostics notified us that it has elected to terminate our ADA supply agreement as of June 12, 2004. We are currently seeking to develop recombinant ADA as an alternative to the bovine derived product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics has indicated that it will continue to supply us with our requirements of ADA for a reasonable period of time after termination of our supply agreement as we work to develop another source of ADA. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, we will likely experience inventory shortages and potentially a period of product unavailability and/or a long term inability to produce ADAGEN. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations and it could potentially result in significant reputational harm and regulatory difficulties.

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

 ATG-FRESENIUS S

   ATG-FRESENIUS S is a polyclonal antibody preparation used for T-lymphocyte suppression in organ transplant patients, which we in-licensed in June 2003 for North American development and marketing from Fresenius. ATG-FRESENIUS S was first approved in September 1983 in Germany for the prevention and treatment of acute rejection in solid organ transplantation. To date, more than 40,000 patients in over 60 countries outside the United States have used ATG-FRESENIUS S. Currently, the product is not approved for use in North America.

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

                         [PEG-enhanced molecule image]


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


       [Monoclonal Antibody Image]         [Single-Chain Antibody Image]


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

   We hold core intellectual property in SCAs. These fundamental patents, combined with Micromet's key patents in SCA linkers and fusion protein technology, generate a compelling technology platform for SCA product development. We have entered into a cross-license agreement with Micromet regarding each of our respective SCA intellectual property estates and jointly market our combined SCA technology to third parties. Micromet is the exclusive marketing partner and is instituting a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreements executed by Micromet on behalf of the partnership will be used for Micromet's and our joint SCA development activities. Several SCA molecules have been used in clinical trials. Our licensee, Alexion is currently enrolling patients in a pivotal Phase 3 trial in patients undergoing coronary artery bypass graft surgery and a pivotal Phase 3 trial in patients experiencing acute myocardial infarction (heart attack).

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

   We have also entered into a cross-license agreement with Nektar under which each party cross-licensed to the other party certain patents. We also granted Nektar the right to grant sub-licenses under certain of our PEG patents to third parties. We will receive a royalty or a share of profits on final product sales of any products that use our patented PEG technology. We receive approximately 0.5% or less of Hoffmann-La Roche's sales of PEGASYS, which represents equal profit sharing with Nektar on this product. There are currently two PEG products licensed through our Nektar partnership that are being evaluated in late-stage clinical trials, MACUGEN(TM) (pegaptanib sodium injection), for age-elated macular degeneration and diabetic macular edema, and CDP870, an anti-TNF therapy for rheumatoid arthritis. We retain the right to use all of our PEG technology and certain of Nektar's PEG technology for our own product portfolio, as well as those products we develop in co-commercialization collaborations with third parties. This agreement expires upon the later of the expiration of the last licensed patent or the date the parties are no longer required to pay royalties. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 90 days of the receipt of written notice from the non-breaching party or upon the declaration of bankruptcy by the other party.

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

   During February 2004 Elan Corporation, plc, sold its ABELCET and MYOCET European business to Medeus Pharma, Ltd. ("Medeus"). As part of this transaction the Company's long-term manufacturing and supply agreement with Elan was assigned to Medeus. In connection with the closing of this sale the Company and Elan settled a dispute over the manufacturing cost of products produced for Elan resulting in the payment and recognition of manufacturing revenue related to approximately $1.7 million of revenue not previously recognized given the uncertainty of the contractual amount.

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

 Products Under Development

   We are independently developing Pegamotecan and we are jointly developing MARQIBO with our partner Inex for the treatment of patients with gastric or gastroesophageal junction cancers and Non-Hodgkins Lymphoma ("NHL"), who have failed or relapsed previous therapy or therapies, respectively. Currently, there are no other FDA approved products for these indications. Any product or technologies that are directly or indirectly successful in treating NHL could negatively impact the market potential for MARQIBO. Any product or technologies that are directly or indirectly successful in treating gastric and gastroesophageal junction cancers could negatively impact the market potential for Pegamotecan.

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

   The following are all of the facilities that we currently lease:

                                                                                      APPROX.
                                                                                      SQUARE        APPROX.
LOCATION                                                 PRINCIPAL OPERATIONS         FOOTAGE     ANNUAL RENT     LEASE EXPIRATION
--------                                              ---------------------------     --------   ------------    ------------------
20 Kingsbridge Road Piscataway, NJ................    Research & Development            56,000    $581,000(1)    July 31, 2021
300 Corporate Ct. S. Plainfield, NJ...............    Manufacturing                     24,000    $183,000(2)    October 31, 2012
685 Route 202/206 Bridgewater, NJ.................    Administrative                    25,000    $613,000(3)    January 31, 2008

---------------
(1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $581,000 to $773,000.
(2) Under the terms of the lease, annual rent increases over the remaining term of the lease from $183,000 to $228,000.
(3) Under the terms of the lease, annual rent increases over the remaining term of the lease from $613,000 to $638,000.

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

                                                                  HIGH      LOW
                                                                 ------   ------
YEAR ENDED JUNE 30, 2004
First Quarter ...............................................    $13.90   $10.51
Second Quarter ..............................................     12.52    10.28
Third Quarter ...............................................     18.40    11.97
Fourth Quarter ..............................................     16.20    10.86
YEAR ENDED JUNE 30, 2003
First Quarter ...............................................     25.00    16.46
Second Quarter ..............................................     20.90    15.50
Third Quarter ...............................................     19.32    11.00
Fourth Quarter ..............................................     15.68    11.16


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

EQUITY COMPENSATION PLAN INFORMATION

   The following table sets forth information regarding outstanding options and shares reserved for future insurance under our equity compensation plans as of June 30, 2004 (in thousands, except per share data):

                                                                                                            NUMBER OF SECURITIES
                                                                                                           REMAINING AVAILABLE FOR
                                                        NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                                        BE ISSUED UPON EXERCISE     EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                                        OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                                             WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      REFLECTED IN COLUMN A)
---------------                                         -----------------------    --------------------   -------------------------
                                                                  (a)                      (b)                       (c)
Equity compensation plans approved by security
  holders...........................................             4,838                    $25.90                    3,410
Equity compensation plans not approved by security
  holders...........................................                --                        --                       --
                                                                 -----                    ------                    -----
Total...............................................             4,838                    $25.90                    3,410
                                                                 =====                    ======                    =====

ITEM 6.  SELECTED FINANCIAL DATA

   Set forth below is our selected financial data for the five fiscal years ended June 30, 2004.

   Consolidated Statement of Operations Data (in thousands, except per share data):

                                                                                             YEARS ENDED JUNE 30,
                                                                           --------------------------------------------------------
                                                                               2004          2003        2002      2001       2000
                                                                           -------------   --------    -------    -------   -------
                                                                           (RESTATED)(1)
Consolidated Statements of Operations Data:
 Total revenues........................................................      $169,571      $146,406    $75,805    $31,588   $17,018
 Cost of sales.........................................................        46,986        28,521      6,078      3,864     4,888
 Research and development expenses.....................................        34,769        20,969     18,427     13,052     8,383
 Write-down of carrying value of investment............................         8,341        27,237         --         --        --
 Acquired in process research and development..........................        12,000            --         --         --        --
 Other operating expenses..............................................        60,433        39,782     16,687     11,796    12,956
 Operating income (loss)...............................................         7,042        29,897     34,613      2,876    (9,209)
 Interest and dividend income..........................................        13,396         8,942     18,681      8,401     2,943
 Interest expense......................................................        19,829        19,828     19,829        275         4
 Other income (expense), net...........................................         2,896        26,938      3,218         11       (36)
 Income tax provision (benefit)........................................         1,592           223     (9,123)      (512)       --
 Net earnings available for common stockholders........................         1,913        45,726     45,806     11,525    (6,306)
 Net earnings per common shares
   Basic...............................................................      $   0.04      $   1.06    $  1.07    $  0.28    ($0.17)
   Diluted.............................................................      $   0.04      $   1.05    $  1.04    $  0.26    ($0.17)

                                                                                            YEARS ENDED JUNE 30,
                                                                        -----------------------------------------------------------
                                                                            2004          2003        2002        2001       2000
                                                                        -------------   --------    --------    --------   --------
                                                                        (RESTATED)(1)
Consolidated Balance Sheet Data:
 Current assets.....................................................      $168,225      $152,847    $221,462    $455,521   $ 57,581
 Current liabilities................................................        31,664        34,345      19,701       9,410      8,172
 Total assets.......................................................       722,410       728,566     610,748     549,675    130,252
 Other long-term obligations........................................         1,655         2,637         552       1,276      1,118
 Long-term debt.....................................................       400,000       400,000     400,000     400,000         --
 Total stockholders' equity.........................................       289,091       291,584     190,495     138,989    120,962

---------------
(1) The Company restated the financial statements due to an accounting error related to the accounting for a derivative hedging instrument and an error in assessing the realizeability of deferred tax assets related to the unrealized loss on available-for-sale securities included in accumulated other comprehensive loss (see Note 2) of the notes to the Consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

   We are a biopharmaceutical company that discovers, develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of our proprietary technologies, as well as through strategic transactions and partnerships. Our revenues are comprised of sales of four FDA approved products as well as royalties on sales of products that use our technology. In addition, we manufacture several products for other companies in our manufacturing facility. Our expenditures relate to the development of additional products under various stages of development, as well as costs related to the sales and manufacture of our products.

RESTATEMENT OF FINANCIAL STATEMENTS

   The Company has restated its consolidated financial statements for the fiscal year ended June 30, 2004 as discussed in Note 2 in the accompanying consolidated financial statements. The following management's discussion and analysis takes into account the effects of the restatement.

LIQUIDITY AND CAPITAL RESOURCES

   Total cash reserves, including cash, cash equivalents and marketable securities, as of June 30, 2004 were $186.2 million, as compared to $153.3 million as of June 30, 2003. The increase is primarily the result of net cash provided by operations of $37.1 million, purchase of acquired in-process research and development of $12.0 million and cash proceeds of $7.8 million related to our sale of 880,075 shares of Nektar common stock and marketable securities. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.

   During the year ended June 30, 2004, net cash generated from operating activities was $37.1 million, principally reflecting our net income of $1.9 million, depreciation and amortization of $22.1 million, other non-cash charges provided of $9.2 million, acquired in process research and development of $12.0 million, write-down of the carrying value of Micromet of $8.3 million, and a net increase in operating assets and liabilities of $2.0 million. During the year ended June 30, 2003, net cash generated from operating activities was $58.2 million, primarily reflecting our net income of $45.7 million and the effect of non-cash amounts for the merger termination fee of $34.6 million, the write-down of the carrying value of an investment of $27.2 million, depreciation and amortization of $13.8 million, deferred taxes of $4.4 million, and lower working capital of $10.5 million. During the year ended June 30, 2002, net cash generated from operating activities was $29.6 million, primarily reflecting our net income of $45.8 million and the effect of non-cash amounts for the depreciation and amortization, deferred taxes of $9.0 million, and increased working capital of $7.2 million.

   Net cash used in investing activities totaled $12.8 million for the year ended June 30, 2004 as compared to $106.4 million and $231.1 million for the years ended June 30, 2003 and 2002, respectively. Cash provided by investing activities during the year ended June 30, 2004 consisted of net proceeds from marketable securities of $5.6 million, which was offset by cash used in investing activities of $6.4 million for purchases of property and equipment and $12.0 million for acquired in process research and development. Cash used in investing activities during the year ended June 30, 2003 related to $11.2 million for purchases of property and equipment, $369.3 million for the acquisition of the North American ABELCET business, and $12.2 million for the North American license of DEPOCYT. These items were partly offset by net proceeds from marketable securities totaling $286.3 million for the year ended June 30, 2003. Cash used in investing activities for the year ended June 30, 2002 related to $7.5 million for purchases of property and equipment, $15.0 million of product rights related to the reacquisition of ONCASPAR, and $48.3 million of other investments. These items were offset by net purchases of marketable securities of $160.3 million.

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

   In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that our investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the Collar was executed). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in fair value is recorded as either other comprehensive income (See Note 4) or in the Statement of Operations depending on the portion of the derivative designated and effective as a hedge. As of June 30, 2004, the market value of NPS' common stock was $21.00 per share. When the underlying shares become unrestricted and freely tradable, we are required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the year ended June 30, 2004, we sold and re-purchased 1,125,000 shares respectively of common stock of NPS. The unrealized gain previously included in other comprehensive income prior to the sale and repurchase with respect to these shares aggregating $836,000 for the year ended June 30, 2004, was recognized in the Statements of Operations and is included in "Other Income". With respect to the remaining 375,000 shares of NPS common stock, as of June 30, 2004, $38,000 has been recorded in comprehensive income for the year ended June 30, 2004. The fair value of the Collar represents a receivable from the counterparty of $1.7 million at June 30, 2004 representing the time value component of the collar which was recorded as "Other Income" in the Statement of Operations for the year ended June 30, 2004. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time we will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

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

   The following chart represents our contractual cash obligations aggregated by type as of June 30, 2004 (in millions):

                                                                                          PAYMENTS DUE BY PERIOD
                                                                       ------------------------------------------------------------
                                                                                LESS THAN                                 MORE THAN
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS                     TOTAL      1 YEAR     2 - 3 YEARS    4 - 5 YEARS    5 YEARS
--------------------------------------------------                     ------   ---------    -----------    -----------   ---------
Long-term debt including current portion...........................    $400.0     $   --        $   --        $400.0        $  --
Operating lease obligations........................................      15.7        1.5           2.9           2.1          9.2
Inventory purchase obligations.....................................      45.0        5.0          10.0          10.0         20.0
Interest due on long-term debt.....................................      81.0       18.0          36.0          18.0          9.0
                                                                       ------     ------        ------        ------        -----
Totals.............................................................    $541.7      $24.5         $48.9        $430.1        $38.2
                                                                       ======     ======        ======        ======        =====

   The table does not include milestone commitments of $60.6 million which are only payable upon the occurrence of future events.

FISCAL YEARS ENDED JUNE 30, 2004, 2003, AND 2002

   Revenues. Total revenues for the year ended June 30, 2004 were $169.6 million compared to $146.4 million for the year ended June 30, 2003 and $75.8 million for the year ended June 30, 2002. The components of revenues are product sales, contract manufacturing revenue, royalties we earn on the sale of our products by others, and contract revenues.

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

   We had export sales and royalties recognizedon export sales of $44.3 million for the year ended June 30, 2004, $40.2 million for the year ended June 30, 2003 and $26.3 million for the year ended June 30, 2002. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $34.7 million for the year ended June 30, 2004, $35.5 million for the year ended June 30, 2003 and $24.9 million for the year ended June 30, 2002.

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

   Acquired In-Process Research and Development. Acquired in-process research and development for the year ended June 30, 2004 of $12.0 million was due to an up-front payment to Inex related to the execution of our strategic partnership and related agreements entered into with Inex related to MARQIBO (a development-stage product).

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

   Other income (expense). Other income (expense) for the year ended June 30, 2004 was an expense of $3.5 million, as compared to other income of $16.1 million for the year ended June 30, 2003. Other income (expense) includes: net investment income, interest expense, and other income.

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

   Other income increased by approximately $2.8 million to $2.9 million for the year ended June 30, 2004, as compared to $41,000 for the year ended June 30, 2003. The increase in other income was related to a derivative instrument we entered into as a protective collar arrangement to reduce our exposure associated with the 1.5 million shares of NPS common stock. During the year ended June 30, 2004, we recorded other income of $1.7 million to reflect the change in the fair value of this derivative hedging instrument and $836,000 on the sale of NPS Common Stock.

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

   Income Taxes. For the year ended June 30, 2004 the Company recognized a net tax expense of approximately $1.6 million for federal and state purposes. Income tax expense for the year ended June 30, 2004 is comprised of a tax provision for income taxes payable and charge of $2.7 million primarily related to an increase in the Company's valuation allowance for certain research and development tax credits and capital losses that we believe it is now more likely than not that we may not be able to utilize. We continue to believe it is more likely than not that we will be able to utilize the majority of our net operating loss carryforwards and tax credits. During the year ended June 30, 2004, we sold approximately $3.2 million of our state net operating loss carryforwards for proceeds of $254,000 (which was recorded as a tax benefit) and we purchased approximately $23.5 million of gross state net operating loss carryforwards for $1.5 million.

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

   WE MAY NOT SUSTAIN PROFITABILITY.

   Prior to the fiscal year ended June 30, 2001, we had incurred substantial losses. As of June 30, 2004, we had an accumulated deficit of approximately $25.2 million. Although we earned a profit for the fiscal years ended June 30, 2004, 2003 and 2002, we cannot assure you that we will be able to remain profitable. Our ability to remain profitable will depend primarily on Schering-Plough's effective marketing of PEG-INTRON and our effective marketing of ABELCET, as well as on the rate of growth in our other product sales or royalty revenue and on the level of our expenses. Our ability to achieve long-term profitability will depend upon our and our licensees' ability to obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be commercialized successfully or that our operations will sustain profitability.

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

   Hoffmann-La Roche Diagnostics GmbH ("Roche Diagnostics"), which is based in Germany, is the only FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in ADAGEN. During 2002 we obtained FDA approval of the use of the ADA enzyme obtained from bovine intestines from cattle of New Zealand origin. New Zealand currently certifies that it's cattle are bovine spongiform encephalopathy (BSE or mad cow disease) free. Beginning in September 2002, the United States

Department of Agriculture ("USDA") required all animal-sourced materials shipped to the United States from any European country to contain a veterinary certificate that the product is BSE free, regardless of the country of origin. In September, 2003, Roche Diagnostics notified us that it has elected to terminate our ADA supply agreement as of June 12, 2004. We are currently seeking to develop recombinant ADA as an alternative to the bovine derived product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics has indicated that it will continue to supply us with our requirements of ADA for a reasonable period of time after termination of our supply agreement as we work to develop another source of ADA. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, we will likely experience inventory shortages and potentially a period of product unavailability and/or a long term inability to produce ADAGEN. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations and it could potentially result in significant reputational harm and regulatory difficulties.

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

                       RATIO OF EARNINGS TO FIXED CHARGES


   The ratio of earnings to fixed charges was negative for periods before June 30, 2001 because we incurred net losses in the periods prior to that time. The dollar amounts of the deficiencies for these periods and the ratio of earnings to fixed charges for the years ended June 30, 2004, 2003, 2002 and 2001 are disclosed below (dollars in thousands):

                                                                                                       YEAR ENDED JUNE 30,
                                                                                              -------------------------------------
                                                                                              2004   2003    2002    2001     2000
                                                                                              ----   ----    ----    ----   -------
Ratio of earnings to fixed charges*.......................................................    1:1     3:1     3:1    21:1       N/A
Deficiency of earnings available to cover fixed charges*..................................    N/A     N/A     N/A     N/A   ($6,306)

---------------
* Earnings consist of pre-tax income (loss) plus fixed charges less capitalized interest and preferred stock dividends. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expense we believe to be representative of interest.

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

                                                                       2005      2006       2007      2008      TOTAL    FAIR VALUE
                                                                     -------    -------   -------    ------    -------   ----------
Fixed Rate .......................................................   $27,263    $41,132   $18,440    $9,014    $95,849     $94,701
Average Interest Rate ............................................     2.22%      1.92%     2.44%     2.72%      2.18%          --
Variable Rate ....................................................        --         --        --        --         --          --
Average Interest Rate ............................................        --         --        --        --         --          --
                                                                     -------    -------   -------    ------    -------     -------
                                                                     $27,263    $41,132   $18,440    $9,014    $95,849     $94,701
                                                                     =======    =======   =======    ======    =======     =======

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Financial statements and notes thereto appear on pages F-1 to F-42 of this Form 10-K/A Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

   Our management evaluated (with the participation of our acting principal executive officer and principal financial officer) the effectiveness of our disclosure controls and procedures as of the end of the period covered by our Annual Report on Form 10-K filed on September 13, 2004. Based on that evaluation, our acting principal executive officer and principal financial officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   Subsequent to filing our original Form 10-K, and in connection with preparation and review of our consolidated financial statements for the quarter ended September 30, 2004, management determined that an error related to the accounting for a derivative hedging instrument as of and for the quarter and year ended June 30, 2004 and an error in assessing the realizeability of deferred tax assets related to the unrealized loss on available-for-sale securities included in accumulated other comprehensive loss as of June 30, 2004 had occurred.

   Executive management and the Audit Committee determined that there was a material weakness relating to the timely review and monitoring of certain account analyses, including the derivative hedging instrument and the assessment of the realizeability of deferred tax assets established through accumulated other comprehensive loss. In connection with restating our consolidated financial statements as provided in this report, our acting principal executive officer and principal financial officer supervised and participated with other management in reevaluating the effectiveness of our disclosure controls and procedures for the year ended June 30, 2004 and based on the reevaluation, the acting principal executive officer and principal financial officer concluded that as of the year ended June 30, 2004 there were deficiencies in our disclosure controls and procedures, which has resulted in the conclusion that the disclosure controls were ineffective. Further background on this matter and the changes in internal controls instituted as a result of the errors are described below.

Changes in Internal Controls

   There were no significant changes made in our internal controls over financial reporting during the period covered by this report, however, in November, 2004, as described below, we made changes in our internal controls over financial reporting.

   On October 29, 2004, we announced that we would restate our consolidated financial statements for the year ended June 30, 2004, and the quarterly information for the quarter ended June 30, 2004 included therein to correct an error related to the accounting for a derivative hedging instrument and an error in assessing the realizeability of deferred tax assets related to the unrealized loss on available-for-sale securities included in accumulated other comprehensive loss.

   The error related to the derivative resulted in a misallocation between other income and accumulated other comprehensive loss as of and for the quarter and year ended June 30, 2004. The error related to the assessment of the realizeability of the deferred tax assets resulted in a decrease to deferred tax assets and an increase to accumulated other comprehensive loss as of June 30, 2004. Executive management and the Audit Committee determined that there was a material weakness relating to the timely review and monitoring of certain account analyses, including the derivative hedging instrument and the assessment of the realizeability of deferred tax assets established through accumulated other comprehensive loss. Other than the matters discussed above, no other matters were identified that required significant adjustments to or modification of disclosure in our consolidated financial statements. We have instituted more comprehensive review and monitoring procedures to mitigate the risk of errors in these particular areas from occurring in the future.

                                    PART III


   The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management, Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accounting Fees and Services is incorporated into Part III of this Annual Report on Form 10-K/A by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on December 7, 2004.

                                    PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

   (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT                                                                                                              REFERENCE
NUMBER                                            DESCRIPTION                                                           NO.
------                                            -----------                                                           ---
2.1         Mutual Termination Agreement and Release by and among Enzon Pharmaceuticals, Inc., NPS
            Pharmaceuticals, Inc., Momentum Merger Corporation, Newton Acquisition Corporation and
            Einstein Acquisition Corporation, dated as of June 4, 2003.                                                +/-+/(3)
3(i)        Certificate of Incorporation as amended                                                                     ~(3(i))
3(i)(a)     Amendment to Certificate of Incorporation                                                                     \\(A)
3(ii)       By laws, as amended                                                                                       ^^(3(ii))
4.1         Indenture dated as of June 26, 2001, between the Company and Wilmington Trust Company, as trustee, including the form of 4 1/2% Convertible Subordinated Note due 2008 attached as
            Exhibit A thereto                                                                                          +++(4.1)
4.2         Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer
            Trust Company, as rights agent                                                                                 ^(1)
4.3         First Amendment to the Rights Agreement, dated as of February 19, 2003 between the
            Company and Continental Stock Transfer & Trust Company, as rights agent.                                     +/-(1)
10.1        Form of Change of Control Agreements dated as of January 20, 1995 entered into with an
            Executive Officer**                                                                                         #(10.2)
10.2        Lease - 300-C Corporate Court, South Plainfield, New Jersey                                                 =(10.3)
10.3        Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey                             #(10.7)
10.4        Lease 300A-B Corporate Court, South Plainfield, New Jersey                                                ++(10.10)
10.5        Employment Agreement dated May 9, 2001, between the Company and Arthur J. Higgins**                      ///(10.30)
10.6        Amendment dated May 23, 2001, to Employment Agreement between the Company and Arthur J.
            Higgins dated May 9, 2001**                                                                              ///(10.31)
10.7        Form of Restricted Stock Award Agreement between the Company and Arthur J. Higgins**                      ////(4.3)
10.8        Modification of Lease Dated May 14, 2003 - 300-C Corporate Court, South Plainfield, New
            Jersey                                                                                                      @(10.8)
10.9        Lease - 685 Route 202/206, Bridgewater, New Jersey                                                       ^^^(10.14)
10.10       Employment Agreement with Ulrich Grau dated as of March 6, 2002**                                        ^^^(10.15)
10.11       2001 Incentive Stock Plan as amended**                                                                    @@(10.23)
10.12       Development, License and Supply Agreement between the Company and Schering Corporation;
            dated November 14, 1990, as amended*                                                                       ~(10.15)
10.13       Transition Agreement dated July 2, 2002 between the Company and Jeffrey McGuire**                         ~~(10.16)
10.14       Asset Purchase Agreement between the Company and Elan Pharmaceuticals, Inc., dated as of
            October 1, 2002                                                                                              \(2.1)
10.15       License Agreement between the Company and Elan Pharmaceuticals, Inc., dated November 22,
            2002                                                                                                     ~~~(10.18)
10.16       Option Agreement between the Company and Arthur J. Higgins, dated as of December 3,
            2002**                                                                                                   ~~~(10.19)
10.17       Form of Restricted Stock Agreement between the Company and Arthur J. Higgins **                          ~~~(10.20)
10.18       Royalty Agreement between the Company and Vivo Healthcare Corporation, dated as of
            October 16, 2002**                                                                                       ~~~(10.21)
10.19       Assignment Agreement between the Company and Vivo Healthcare Corporation, dated as of
            October 16, 2002**                                                                                       ~~~(10.22)

EXHIBIT                                                                                                              REFERENCE
NUMBER                                            DESCRIPTION                                                           NO.
------                                            -----------                                                           ---
10.20       Restricted Stock Purchase Agreement dated as of June 4, 2003 by and between Enzon
            Pharmaceuticals, Inc. and NPS Pharmaceuticals, Inc.                                                       +/-+/-(4)
10.21       Registration Rights Agreement dated as of June 4, 2003 by and between Enzon
            Pharmaceuticals, Inc. and NPS Pharmaceuticals, Inc.                                                       +/-+/-(5)
10.22       Outside Directors' Compensation Arrangement                                                                    @@@@
10.23       Amendment No. 2 to Employment Agreement with Arthur Higgins dated December 3, 2003                        @@(10.24)
10.24       Amended and Restated Employment Agreement with Ulrich Grau dated December 5, 2003                         @@(10.25)
10.25       Restricted Stock Award Agreement with Ulrich Grau dated December 5, 2003                                  @@(10.26)
10.26       Separation Agreement with Arthur Higgins dated May 10, 2004                                              @@@(10.27)
10.27       Development Agreement with Inex Pharmaceuticals dated January 19, 2004***                                @@@(10.28)
10.28       Product Supply Agreement with Inex Pharmaceuticals dated January 19, 2004***                             @@@(10.29)
10.29       Co-Promotion Agreement with Inex Pharmaceuticals dated January 19, 2004***                               @@@(10.30)
10.30       Employment Agreement with Kenneth J. Zuerblis dated June 14, 2004, along with a form of
            Restricted Stock Award Agreement between the Company and Mr. Zuerblis executed as of
            June 14, 2004 and a form of Consulting Agreement between the Company and Mr. Zuerblis.                         @@@@
10.31       Executive Deferred Compensation Plan                                                                           @@@@
12.1        Computation of Ratio of Earnings to Fixed Charges                                                                <1
21.0        Subsidiaries of Registrant                                                                                     @@@@
23.0        Consent of KPMG LLP                                                                                              <1
31.1        Certification of Principal Financial Officer and Principal Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002                                                                    <1
32.1        Certification of Principal Financial Officer and Principal Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002                                                                    <1

<1        Filed herewith

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

@@@@ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

                                         ENZON PHARMACEUTICALS, INC.
                                         ---------------------------------------
                                          (Registrant)

Dated: November 10, 2004                  by:/S/ Kenneth J. Zuerblis
                                         ---------------------------------------
                                         Kenneth J. Zuerblis
                                         Executive Vice President Finance,
                                         Chief Financial Officer

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm .................    F-2
Consolidated Financial Statements:
 Consolidated Balance Sheets -- June 30, 2004 restated, and 2003 ........    F-3
 Consolidated Statements of Operations -- Years ended June 30, 2004
   restated, 2003 and 2002 ..............................................    F-4
 Consolidated Statements of Stockholders' Equity -- Years ended June 30,
   2004 restated, 2003 and 2002 .........................................    F-5
 Consolidated Statements of Cash Flows -- Years ended June 30, 2004
   restated, 2003 and 2002 ..............................................    F-7
 Notes to Consolidated Financial Statements -- Years ended June 30, 2004
   restated, 2003 and 2002 ..............................................    F-8
Consolidated Financial Statement Schedule:
 Schedule II -- Valuation and Qualifying Accounts .......................    S-1

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

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended June 30, 2004.

/s/KPMG LLP


Short Hills, New Jersey
August 17, 2004, except as to Note 2
 of the Notes to Consolidated Financial
 Statements, which is as of November 10, 2004.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 AND 2003
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              2004        2003
                                                           ----------   --------
                                                           (RESTATED)
                                                            (NOTE 2)
                         ASSETS
Current assets:
 Cash and cash equivalents ............................     $ 91,532    $ 66,752
 Short-term investments ...............................       27,119      25,047
 Accounts receivable, net .............................       25,977      33,173
 Inventories ..........................................       11,215      11,786
 Deferred tax assets ..................................        7,005      14,564
 Other current assets .................................        5,377       1,525
                                                            --------    --------
    Total current assets ..............................      168,225     152,847
                                                            --------    --------
Property and equipment, net  ..........................       34,859      32,593
Marketable securities .................................       67,582      61,452
Investments in equity securities ......................       37,906      56,364
Deferred tax assets ...................................       61,177      52,889
Amortizable intangible assets, net ....................      194,067     211,975
Goodwill ..............................................      150,985     150,985
Other assets ..........................................        7,609       9,461
                                                            --------    --------
                                                             554,185     575,719
                                                            --------    --------
    Total assets ......................................     $722,410    $728,566
                                                            ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .....................................     $  8,663    $ 12,809
 Accrued expenses .....................................       14,001      10,262
 Accrued interest .....................................        9,000       9,000
 Income taxes payable .................................           --       2,274
                                                            --------    --------
    Total current liabilities .........................       31,664      34,345
                                                            --------    --------
 Accrued rent .........................................          343         449
 Unearned revenue .....................................        1,312       2,188
 Notes payable ........................................      400,000     400,000
                                                            --------    --------
                                                             401,655     402,637
                                                            --------    --------
Commitments and contingencies
Stockholders' equity:
 Common stock--$.01 par value, authorized 90,000,000
   shares issued and outstanding 43,750,934 shares in
   2004 and 43,518,359 shares in 2003 .................          438         435
 Additional paid-in capital ...........................      322,486     322,488
 Accumulated other comprehensive loss .................       (5,035)       (159)
 Deferred compensation ................................       (3,571)     (4,040)
 Accumulated deficit ..................................      (25,227)    (27,140)
                                                            --------    --------
    Total stockholders' equity ........................      289,091     291,584
                                                            --------    --------
    Total liabilities and stockholders' equity ........     $722,410    $728,566
                                                            ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     2004         2003       2002
                                                                                                  ----------    --------   --------
                                                                                                  (RESTATED)
                                                                                                   (NOTE 2)
Revenues:
 Product sales, net...........................................................................     $107,922     $ 59,264   $ 22,183
 Manufacturing revenue........................................................................       12,911        8,742         --
 Royalties....................................................................................       47,707       77,589     53,329
 Contract revenue.............................................................................        1,031          811        293
                                                                                                   --------     --------   --------
    Total revenues............................................................................      169,571      146,406     75,805
                                                                                                   --------     --------   --------
Costs and expenses:
 Cost of sales and manufacturing revenue......................................................       46,986       28,521      6,078
 Research and development.....................................................................       34,769       20,969     18,427
 Selling, general and administrative..........................................................       47,001       30,571     16,545
 Amortization of acquired intangibles.........................................................       13,432        9,211        142
 Write-down of carrying value of investment...................................................        8,341       27,237         --
 Acquired in process research and development.................................................       12,000           --         --
                                                                                                   --------     --------   --------
    Total costs and expenses..................................................................      162,529      116,509     41,192
                                                                                                   --------     --------   --------
Operating income..............................................................................        7,042       29,897     34,613
                                                                                                   --------     --------   --------
Other income (expense):
 Investment income, net.......................................................................       13,396        8,942     18,681
 Interest expense.............................................................................      (19,829)     (19,828)   (19,829)
 Merger termination fee, net..................................................................           --       26,897         --
 Other........................................................................................        2,896           41      3,218
                                                                                                   --------     --------   --------
                                                                                                     (3,537)      16,052      2,070
                                                                                                   --------     --------   --------
Income before tax provision (benefit).........................................................        3,505       45,949     36,683
Tax provision (benefit).......................................................................        1,592          223     (9,123)
                                                                                                   --------     --------   --------
Net income....................................................................................     $  1,913     $ 45,726   $ 45,806
                                                                                                   ========     ========   ========
Basic earnings per common share...............................................................     $   0.04     $   1.06   $   1.07
                                                                                                   ========     ========   ========
Diluted earnings per common share.............................................................     $   0.04     $   1.05   $   1.04
                                                                                                   ========     ========   ========
Weighted average number of common shares outstanding -- basic.................................       43,350       43,116     42,726
                                                                                                   ========     ========   ========
Weighted average number of common shares and dilutive potential common shares outstanding.....       43,522       43,615     44,026
                                                                                                   ========     ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                 (IN THOUSANDS)


                      PREFERRED STOCK        COMMON STOCK
                     -----------------    -----------------    ADDITIONAL    ACCUMULATIVE        OTHER
                     NUMBER OF    PAR     NUMBER OF    PAR      PAID-IN     COMPREHENSIVE      DEFERRED      ACCUMULATED
                      SHARES     VALUE     SHARES     VALUE     CAPITAL     INCOME (LOSS)    COMPENSATION      DEFICIT       TOTAL
                     ---------   -----    ---------   -----    ----------   -------------    ------------    -----------   --------
Balance, June 30,
  2001...........        7         --      41,991      $420     $257,682       $   885          ($1,509)      ($118,489)   $138,989
Common stock
  issued for
  exercise of
  non-qualified
  stock options..       --         --       1,009        10        5,172            --               --              --       5,182
Amortization of
  deferred
  compensation...       --         --          --        --           --            --              307              --         307
Comprehensive
  income:
 Net income......       --         --          --        --           --            --               --          45,806      45,806
 Net change in
  unrealized gain
  on available
  for sale
  securities.....       --         --          --        --           --           211               --              --         211
                        --         --      ------      ----     --------       -------          -------       ---------    --------
 Total
  comprehensive
  income.........       --         --          --        --           --           211               --          45,806      46,017
                        --         --      ------      ----     --------       -------          -------       ---------    --------
Balance, June 30,
  2002...........        7         --      43,000      $430     $262,854       $ 1,096          ($1,202)       ($72,683)   $190,495
Common stock
  issued for
  exercise of
  Non-qualified
  stock options..                  --         305         3        1,370            --               --              --       1,373
Issuance of
  restricted
  common stock...       --         --         200         2        3,558            --           (3,560)             --          --
Conversion and
  redemption of
  preferred stock       (7)        --          14        --          (25)           --               --              --         (25)
Amortization of
  deferred
  compensation...       --         --          --        --           --            --              722              --         722
Dividends on
  preferred stock       --         --          --        --           --            --               --            (183)       (183)
Tax benefit
  recognized
  related to
  stock option
  exercises......       --         --          --        --       54,731            --               --              --      54,731
Comprehensive
  income:
 Net income......       --         --          --        --           --            --               --          45,726      45,726
Net change in
  unrealized loss
  on available
  for sale
  securities.....       --         --          --        --           --        (1,255)              --              --      (1,255)
                        --         --      ------      ----     --------       -------          -------       ---------    --------
 Total
  comprehensive
  income.........       --         --          --        --           --        (1,255)              --          45,726      44,471
                        --         --      ------      ----     --------       -------          -------       ---------    --------
Balance, June 30,
  2003, carried
  forward........       --         --      43,519      $435     $322,488         ($159)         ($4,040)       ($27,140)   $291,584


  The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--CONTINUED
                         YEARS ENDED 2004, 2003 AND 2002
                                 (IN THOUSANDS)


                                                                   PREFERRED STOCK        COMMON STOCK
                                                                  ------------------   ------------------   ADDITIONAL
                                                                  NUMBER OF     PAR    NUMBER OF     PAR      PAID-IN
                                                                    SHARES     VALUE     SHARES     VALUE     CAPITAL
                                                                  ---------    -----   ---------    -----   ----------
Balance, June 30, 2003, brought forward .......................       --        --       43,519     $435     $322,488
Common stock issued for exercise of
  non-qualified stock options..................................       --        --           97        1          526
Issuance of restricted common stock ...........................       --        --          340        4        4,072
Cancellation of restricted common stock .......................       --        --         (215)      (2)      (4,478)
Common stock issued for Independent
  Director's Stock Plan........................................       --        --           10       --          143
Amortization of deferred compensation .........................       --        --           --       --           --
Other .........................................................       --        --           --       --         (265)
Comprehensive income:
 Net income (Restated, Note 2).................................       --        --           --       --           --
 Net change in unrealized loss on available for sale
  securities, net of reclassification adjustments (Restated,
  Note 2)......................................................       --        --           --       --           --
 Net change in unrealized loss on NPS Investment (Restated,
  Note 2)......................................................       --        --           --       --           --
                                                                      --        --       ------     ----     --------
 Total comprehensive income (loss) (Restated, Note 2) .........       --        --           --       --           --
                                                                      --        --       ------     ----     --------
Balance, June 30, 2004 (Restated, Note 2) .....................       --        --       43,751     $438     $322,486
                                                                      ==        ==       ======     ====     ========


                                                                   ACCUMULATED        OTHER
                                                                  COMPREHENSIVE      DEFERRED     ACCUMULATED
                                                                  INCOME (LOSS)    COMPENSATION     DEFICIT       TOTAL
                                                                  -------------    ------------   -----------    --------
Balance, June 30, 2003, brought forward .......................        ($159)        ($4,040)       ($27,140)    $291,584
Common stock issued for exercise of
  non-qualified stock options..................................           --              --              --          527
Issuance of restricted common stock ...........................           --          (4,076)             --           --
Cancellation of restricted common stock .......................           --           3,163              --       (1,317)
Common stock issued for Independent
  Director's Stock Plan........................................           --              --              --          143
Amortization of deferred compensation .........................           --           1,382              --        1,382
Other .........................................................           --              --              --         (265)
Comprehensive income:
 Net income (Restated, Note 2).................................           --              --           1,913        1,913
 Net change in unrealized loss on available for sale
  securities, net of reclassification adjustments (Restated,
  Note 2)......................................................       (1,325)             --              --       (1,325)
 Net change in unrealized loss on NPS Investment (Restated,
  Note 2)......................................................       (3,551)             --              --       (3,551)
                                                                     -------         -------        --------     --------
 Total comprehensive income (loss) (Restated, Note 2) .........       (4,876)             --           1,913       (2,963)
                                                                     -------         -------        --------     --------
Balance, June 30, 2004 (Restated, Note 2) .....................      ($5,035)        ($3,571)       ($25,227)    $289,091
                                                                     =======         =======        ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)


                                                                                                   2004         2003         2002
                                                                                                ----------    ---------   ---------
                                                                                                (RESTATED)
                                                                                                 (NOTE 2)
Cash flows from operating activities:
 Net income.................................................................................     $  1,913     $  45,726   $  45,806
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization............................................................       22,072        13,264         972
   Amortization of bond premium/discount....................................................          939        (1,261)     (2,680)
   Amortization of debt issue costs.........................................................        1,829         1,829       1,829
   Gain on sale of equity investment........................................................      (11,813)       (2,318)     (1,185)
   Deferred income taxes....................................................................        1,592        (4,379)     (9,000)
   Acquired in process research and development.............................................       12,000            --          --
   Non-cash (credit) expense for stock based compensation...................................          (57)          830         391
   Non-cash write down of carrying value of investment......................................        8,341        27,237          --
   Change in fair value of derivative.......................................................       (1,728)           --          --
   Non-cash merger termination fee..........................................................           --       (34,552)         --
Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable, net............................................        7,196        (7,123)    (14,963)
 Decrease (increase) in inventories.........................................................          571        (1,000)       (362)
 (Increase) decrease in other current assets................................................       (1,017)        2,649      (1,337)
 Decrease (increase) in deposits............................................................           23           571        (386)
 (Decrease) increase in accounts payable....................................................       (4,146)        8,283        (144)
 Increase in accrued expenses...............................................................          444         6,276       1,981
 Increase in accrued interest...............................................................           --            --       8,750
 (Decrease) increase in income taxes payable................................................       (2,274)        2,274          --
 Increase in accrued rent...................................................................         (106)         (104)        (29)
 Increase in unearned revenue...............................................................        1,312            --          --
                                                                                                 --------     ---------   ---------
   Net cash provided by operating activities................................................       37,091        58,202      29,643
                                                                                                 --------     ---------   ---------
Cash flows from investing activities:
 Purchase of property and equipment.........................................................       (6,430)      (11,225)     (7,503)
 Purchase of intangible asset...............................................................           --            --     (15,000)
 Purchase of acquired in process research and development...................................      (12,000)           --          --
 Acquisition of ABELCET business............................................................           --      (369,265)         --
 License of DEPOCYT product.................................................................           --       (12,186)         --
 Purchase of cost method investments........................................................           --            --     (48,341)
 Proceeds from sale of cost method investments..............................................       46,923            --          --
 Proceeds from sale of marketable securities................................................       33,444       371,544     271,734
 Purchase of marketable securities..........................................................      (79,315)     (142,232)   (511,997)
 Maturities of marketable securities........................................................        4,540        57,000      80,260
 Decrease in long-term investments..........................................................           --            --        (260)
                                                                                                 --------     ---------   ---------
   Net cash used in investing activities....................................................      (12,838)     (106,364)   (231,107)
                                                                                                 --------     ---------   ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock.....................................................          527         1,265       5,098
 Redemption of preferred stock..............................................................           --           (26)
 Preferred stock dividend paid..............................................................           --          (183)         --
                                                                                                 --------     ---------   ---------
   Net cash provided by financing activities................................................          527         1,056       5,098
                                                                                                 --------     ---------   ---------
   Net increase (decrease) in cash and cash equivalents.....................................       24,780       (47,106)   (196,366)
Cash and cash equivalents at beginning of year..............................................       66,752       113,858     310,224
                                                                                                 --------     ---------   ---------
Cash and cash equivalents at end of year....................................................     $ 91,532     $  66,752   $ 113,858
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

(2) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

   In October 2004, the Company determined that its previously issued financial statements for the year ended June 30, 2004, and the quarterly information for the quarter ended June 30, 2004 required restatement.

   The restatement is due to an accounting error related to the accounting for a derivative hedging instrument and an error in assessing the realizeability of deferred tax assets related to the unrealized loss on available-for-sale securities included in accumulated other comprehensive loss.

   As described in Note 15 "Merger Termination Agreement", the Company entered into a zero cost protective collar arrangement to reduce its exposure associated with 1.5 million common shares of NPS Pharmaceutical, Inc. ("NPS"), which the Company holds. Under the Company's protective collar arrangement, when its underlying shares of NPS become unrestricted and freely tradable the Company is required to deliver to the financial institution, which holds the protective collar arrangement, as posted collateral, a corresponding number of shares of NPS common stock. In accordance with this requirement during the quarter and year ended June 30, 2004, the Company sold and repurchased shares of common stock of NPS. In accounting for such sales and repurchases, the unrealized gain previously included in other comprehensive income prior to the sale and repurchase of the respective shares is realized and recognized as other income. The accounting error resulted from the accounting for the sales of the securities underlying the derivative which resulted in a misallocation between other income and accumulated other comprehensive loss for the quarter and year ended June 30, 2004. Other income was overstated by $964,000 for the year ended June 30, 2004 and accumulated other comprehensive loss as of June 30, 2004 was overstated by $964,000.

   In reevaluating the realizeability of the Company's deferred tax assets resulting from the excess of tax basis over book basis of available-for-sale securities, it was determined that it is more likely than not that the deferred tax asset related to available-for-sale securities, which would result in a capital loss carryforward when realized, will not be realizable and that a valuation allowance is required for the deferred tax asset. As such, there was a decrease to deferred tax assets and an increase to the accumulated other comprehensive loss in the amount of $2.5 million as of June 30, 2004.

   The following tables show the impact of the restatement on the relevant captions from the Company's consolidated financial statements as of and for the year ended June 30, 2004. These tables contain only the changed balances and do not represent the complete consolidated balance sheet as of June 30, 2004 or consolidated statement of operations for the year ended June 30, 2004 (in thousands, except per share amounts).

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(2) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                     CHANGES TO CONSOLIDATED BALANCE SHEET

                                                                   PREVIOUSLY
                                                                    REPORTED    ADJUSTMENTS    RESTATED
                                                                   ----------   -----------    --------
Current deferred tax assets....................................     $  9,133      $(2,128)     $  7,005
Total current assets...........................................      170,353       (2,128)      168,225
Non-current deferred tax assets ...............................       61,502         (325)       61,177
Total non-current assets ......................................      554,510         (325)      554,185
Total assets ..................................................      724,863       (2,453)      722,410
Accumulated other comprehensive loss ..........................       (3,546)      (1,489)       (5,035)
Accumulated deficit............................................      (24,263)        (964)      (25,227)
Total stockholders' equity ....................................      291,544       (2,453)      289,091
Total liabilities and stockholders' equity ....................      724,863       (2,453)      722,410

                CHANGES TO CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   PREVIOUSLY
                                                                    REPORTED    ADJUSTMENTS    RESTATED
                                                                   ----------   -----------    --------
Other income ..................................................     $ 3,860        ($964)      $ 2,896
Total other income (expense) ..................................      (2,573)        (964)       (3,537)
Income before tax provision (benefit) .........................       4,469         (964)        3,505
Net income ....................................................       2,877         (964)        1,913
Basic earnings per common share ...............................        0.07        (0.03)         0.04
Diluted earnings per common share .............................        0.07        (0.03)         0.04

   The restatement did not result in any changes to cash and cash equivalents as of June 30, 2004 or any changes to the net cash flows from operations, investing or financing activities in the Consolidated Statements of Cash Flows for the year ended June 30, 2004 although it did impact certain components of net cash flow from operations.

   As a result of the adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 3, Note 4, Note 5, Note 15, Note 16 and Note 24.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 PRINCIPLES OF CONSOLIDATION

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

reported in stockholders' equity. The fair value of substantially all securities is determined by quoted market prices.

   The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income. The cost of securities is based on the specific identification method.

   A decline in the market value of any security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend and interest income are recognized when earned.

   As of June 30, 2004, the aggregate fair value of investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months.

   The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at June 30, 2004 were as follows (in thousands):

                                                              GROSS            GROSS
                                             AMORTIZED     UNREALIZED       UNREALIZED      FAIR MARKET
                                                COST      HOLDING GAINS   HOLDING LOSSES      VALUE*
                                             ---------    -------------   --------------    -----------
   U.S. Government agency debt...........     $24,017          $ 5           $    (351)       $23,671
   U.S. corporate debt...................      71,832            6                (808)        71,030
                                              -------          ---           ---------        -------
                                              $95,849          $11            $ (1,159)       $94,701
                                              =======          ===           =========        =======

   ----------
   *    Included in short-term investments $27,119 and marketable securities
        $67,582.

   The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2003 were as follows (in thousands):

                                                              GROSS            GROSS
                                             AMORTIZED     UNREALIZED       UNREALIZED      FAIR MARKET
                                                COST      HOLDING GAINS   HOLDING LOSSES      VALUE*
                                             ---------    -------------   --------------    -----------
   U.S. Government agency debt...........     $26,518         $166             $ --          $ 26,684
   U.S. corporate debt...................      59,804           11               --            59,815
                                              -------         ----             ----          --------
                                              $86,322         $177             $ --           $86,499
                                              =======         ====             ====          ========

   ----------
   *    Included in short-term investments $25,047 and marketable securities
        $61,452.

   The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2002 were as follows (in thousands):

                                                              GROSS            GROSS
                                             AMORTIZED     UNREALIZED       UNREALIZED      FAIR MARKET
                                                COST      HOLDING GAINS   HOLDING LOSSES      VALUE*
                                             ---------    -------------   --------------    -----------
   U.S. Government agency debt...........     $339,638       $2,052            $  --         $341,690
   U.S. corporate debt...................       29,764           --             (298)          29,466
                                              --------       ------            -----         --------
                                              $369,402       $2,052            $(298)        $371,156
                                              ========       ======            =====         ========

   ----------
   * Included in short-term investments $75,165 and marketable securities $295,991.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   Gross realized gains from the sale of investment securities included in net income for the years ended June 30, 2004, 2003 and 2002 were $12.8 million, $2.3 million and $1.2 million, respectively.

   Maturities of debt securities classified as available-for-sale at June 30, 2004 were as follows (in thousands):

   YEARS ENDED JUNE 30,                       AMORTIZED COST   FAIR MARKET VALUE
   --------------------                       --------------   -----------------
   2005...................................       $27,263            $27,119
   2006...................................        41,132             40,569
   2007...................................        18,440             18,180
   2008...................................         9,014              8,833
                                                 -------            -------
                                                 $95,849            $94,701
                                                 =======            =======

 FINANCIAL INSTRUMENTS

   The carrying values of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses included in the Company's consolidated balance sheets approximated their fair values at June 30, 2004 and 2003.

 REVENUE RECOGNITION

   Revenues from product sales and manufacturing revenue are recognized at the time of shipment and a provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns (estimates are based on historical trends). These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances and totaled $9.5 million, including $7.8 million in reserves for chargebacks, as of June 30, 2004. For June 30, 2003 these sales provision accruals are presented as a reduction of the accounts receivable balances, except for rebates, which are recorded as a liability, and totaled $8.1 million, including $6.3 million in reserves for chargebacks. The Company continually monitors the adequacy of the accrual by comparing the actual payments to the estimates used in establishing the accrual. The Company ships product to customers primarily FOB shipping point and utilizes the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured.

   Royalties under the Company's license agreements with third parties are recognized when earned through the sale of product by the licensor. The Company does not participate in the selling or marketing of products for which it receives royalties.

   In accordance with SAB 104, up-front nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. SAB No. 104 updates the guidance in SAB No. 101 and requires companies to identify separate units of accounting based on the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The adoption of EITF 00-21 did not impact the Company's historical consolidated financial position or results of operations, but could affect the timing or pattern of revenue recognition for future collaborative research and/or license agreements. Prior to the adoption of EITF 00-21, revenues from the achievement of research and development process, were recognized when and if the milestones were achieved.

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

 BUSINESS COMBINATIONS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under a single method-the purchase method. Current U.S. Accounting Standards no longer permit the use of the pooling-of-interests method. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Subsequent to SFAS No. 141 becoming effective, the Company completed the acquisition of the North American ABELCET business, which was accounted for using the purchase method of accounting.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

 ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

   In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, such as property, plant, and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

   Intangible assets are capitalized and amortized on a straight-line basis over their respective expected useful lives, up to a 15-year period.

 ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

   Costs to acquire in-process research and development projects and technologies which have no alternative future use at the date of acquisition are expensed as incurred.

 DERIVATIVE FINANCIAL INSTRUMENTS

   The Company addresses certain financial exposures through a controlled program of risk management that, at times subsequent to June 30, 2003, includes the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the shares of NPS Pharmaceuticals, Inc. received in June 2003 as a result of the termination of the proposed merger between the Company and NPS Pharmaceuticals, Inc. (see Note 15). The contract has been designated as a fair value hedge and accordingly, the change in fair value of the derivative will be recorded in other comprehensive income or in the income statement depending on the portion of the derivative designated as an effective hedge. The Company formally assesses, both at inception of the hedge and periodically on an ongoing basis, whether the derivative is highly effective in offsetting changes in the fair value of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

 RESEARCH AND DEVELOPMENT

   All research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trials and related clinical manufacturing costs, contract services, and other outside costs.

 INCOME TAXES

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income or expense in the period that includes the enactment date of the rate change.

 FOREIGN CURRENCY TRANSACTIONS

   Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded a loss on foreign currency transactions of approximately $18,000 for the year ended June 30, 2004. There were no gains or losses from foreign currency transactions for the years ended June 30, 2003 and 2002. Gains and losses from foreign currency transactions are included as a component of other income (expense).

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

at the grant dates for awards consistent with the fair value method of SFAS No. 123 (in thousands, except per share amounts):

                                                                             YEARS ENDED JUNE 30,
                                                                        -------------------------------
                                                                          2004       2003       2002
                                                                        --------   -------    ---------
                                                                       (Restated)
   Net income applicable to common stockholders:
    As reported ....................................................    $  1,913   $45,726    $  45,806
    Add stock-based employee compensation expense included in
      reported net income, net of tax (1)...........................         328      433          307
    Deduct total stock-based employee compensation expense
      determined under fair-value-based method for all awards, net
      of tax (1)....................................................     (11,436)   (8,933)    (22,751)
                                                                        --------   -------    ---------
   Pro forma net income (loss)......................................    $ (9,195)  $37,226    $  23,362
                                                                        ========   =======    =========
   Net income (loss) per common share-basic:
    As reported ....................................................    $   0.04   $  1.06    $    1.07
    Pro forma ......................................................    $  (0.21)  $  0.86    $    0.55
   Net income (loss) per common share-diluted
    As reported ....................................................    $   0.04   $  1.05    $    1.04
    Pro forma ......................................................    $  (0.21)  $  0.85    $    0.53

   ----------
   (1) Information for 2004 and 2003 has been adjusted for taxes using estimated tax rates of 35% and 40%, respectively. Information for 2002 has not been tax effected as a result of the Company's utilization of net operating loss carryforwards in that year.

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

                                                                                    YEARS ENDED JUNE 30,
                                                                                    -------------------
                                                                                    2004   2003    2002
                                                                                    ----   ----    ----
   Risk-free interest rate......................................................    4.00%  2.97%   4.00%
   Expected stock price volatility..............................................      69%    75%     78%
   Expected term until exercise (years).........................................    4.73   4.21    4.23
   Expected dividend yield......................................................       0%     0%      0%

 CASH FLOW INFORMATION

   Cash payments for interest were approximately $18.0 million, $18.0 million and $9.3 million for the years ended June 30, 2004, 2003 and 2002, respectively. There were $3.8 million and $2.1 million

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

of tax payments made for the years ended June 30, 2004 and June 30, 2003, respectively. There were no income tax payments made for the year ended June 30, 2002.

 RECLASSIFICATIONS

   Certain amounts previously reported have been reclassified to conform to the current year's presentation.

(4) COMPREHENSIVE INCOME

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the Consolidated Statements of Stockholders' Equity.

   The following table reconciles net income to comprehensive income (loss) (in thousands):

                                                                           YEARS ENDED JUNE 30,
                                                                    -----------------------------------
                                                                        2004          2003       2002
                                                                    -------------   -------    --------
                                                                     (Restated)
   Net income...................................................       $ 1,913      $45,726    $ 45,806
    Other comprehensive income:
    Unrealized (loss) gain on securities that arose during the year net of tax provision of $0, $345,000 and $658,000 for
      2004, 2003 and 2002, respectively.........................        (1,404)       1,007         211
   Unrealized loss on NPS investment arising during the period..        (4,383)          --          --
    Reclassification adjustment for gain included in net income,
    net of tax .................................................           911       (2,262)         --
                                                                       -------      -------    --------
                                                                        (4,876)      (1,255)        211
                                                                       -------      -------    --------
   Total comprehensive income (loss)............................       $(2,963)     $44,471     $46,017
                                                                       =======      =======    ========

(5) EARNINGS PER COMMON SHARE

   Basic earnings per share is computed by dividing the net income available to common stockholders adjusted for only cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the years ended June 30, 2004, 2003 and 2002, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the Series A Preferred Stock that was outstanding as of June 30, 2003 and 2002. There were no Series A Preferred Stock outstanding as of June 30, 2004. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock and certain stock options using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of June 30, 2004, 2003 and 2002, the Company had 9,644,000, 6,514,000 and 6,955,000 potentially dilutive common shares outstanding respectively, that could potentially dilute future earnings per share calculations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(5) EARNINGS PER COMMON SHARE -- (CONTINUED)

   The following table represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for Common Stockholders for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                                                  YEARS ENDED JUNE 30,
                                                                             -----------------------------
                                                                                2004      2003       2002
                                                                             ---------   -------   -------
                                                                            (Restated)
      Net income..........................................................    $ 1,913    $45,726   $45,806
      Less: preferred stock dividends.....................................         --         11        14
                                                                              -------    -------   -------
      Net income available to common stockholders.........................    $ 1,913    $45,715   $45,792
                                                                              =======    =======   =======
      Weighted average number of common shares issued and outstanding --
       basic .............................................................     43,350     43,116    42,726
      Effect of dilutive common stock equivalents:
       Conversion of preferred stock .....................................         --         13        16
       Exercise of stock options .........................................        172        486     1,284
                                                                              -------    -------   -------
                                                                               43,522     43,615    44,026
                                                                              =======    =======   =======

(6) BUSINESS COMBINATION

 (A)  ACQUISITION OF NORTH AMERICAN ABELCET BUSINESS

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

   The total purchase price of the acquisition was (in thousands):

      Cash.............................................................    $360,000
      Acquisition costs, primarily legal, investment banking and
       accounting fees.................................................       9,264
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

   The following table summarizes the estimated fair values of the assets acquired as of the acquisition date (in thousands):

      Inventories......................................................    $  8,572
      Property, plant and equipment....................................      13,707
      Amortizable intangible assets....................................     196,000
      Goodwill.........................................................     150,985
                                                                           --------
                                                                           $369,264
                                                                           ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(6) BUSINESS COMBINATION -- (CONTINUED)

   Property, plant and equipment and intangible assets were recorded at the estimated fair value of the assets. Amortizable intangible assets include the following components as determined by a third party valuation (in thousands):

                                                                    ESTIMATED LIVES
                                                                    ---------------
      Product Patented Technology....................   $ 64,400       12 years
      Manufacturing Patent...........................     18,300       12 years
      NDA Approval...................................     31,100       12 years
      Trade name and other product rights............     80,000       15 years
      Manufacturing Contract.........................      2,200        3 years
                                                        --------
                                                        $196,000
                                                        ========

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

   The agreement also provides that through June 30, 2004, Enzon calculated the actual product manufacturing costs on an annual basis and, to the extent that this amount was greater than the respective transfer prices, Medeus reimbursed Enzon for such differences. Conversely, if such actual manufacturing costs were less than the transfer price, Enzon reimbursed
Medeus for such differences. In addition, for the periods from closing to June 30, 2003 and the one year period ended June 30, 2004, respectively, Medeus was responsible for reimbursing Enzon for Medeus' share of the plant's excess capacity for such periods. This calculation was based on Medeus' portion of the total products manufactured at the plant.

 (C)  PRO FORMA FINANCIAL INFORMATION

   The pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

   The following pro forma results of operations of the Company for the years ended June 30, 2003 and 2002, respectively, assume the acquisition of the ABELCET Business occurred as of July 1, 2002

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(6) BUSINESS COMBINATION -- (CONTINUED)

and 2001, respectively and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                                             YEARS ENDED JUNE 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
   Product sales.........................................    $104,408   $118,672
   Total revenues........................................     182,808    173,294
   Net income............................................      45,240     60,416
   Pro forma earnings per share:
   Basic.................................................    $   1.05   $   1.41
   Diluted...............................................    $   1.04   $   1.37

(7) INVENTORIES

   Inventories, net of reserves consist of the following (in thousands):

                                                                  YEARS ENDED
                                                                   JUNE 30,
                                                               -----------------
                                                                2004       2003
                                                               -------   -------
   Raw materials...........................................    $ 3,143   $ 4,349
   Work in process.........................................      3,716     3,392
   Finished goods..........................................      4,356     4,045
                                                               -------   -------
                                                               $11,215   $11,786
                                                               =======   =======

(8) INTANGIBLE ASSETS

   Intangible assets consist of the following (in thousands):

                                                                    YEARS ENDED JUNE 30,
                                                                    -------------------     ESTIMATED
                                                                      2004       2003      USEFUL LIVES
                                                                    --------   --------    ------------
   Product Patented Technology..................................    $ 64,400   $ 64,400       12 years
   Manufacturing Patent.........................................      18,300     18,300       12 years
   NDA Approval.................................................      31,100     31,100       12 years
   Trade name and other product rights..........................      80,000     80,000       15 years
   Manufacturing Contract.......................................       2,200      2,200        3 years
   Patent.......................................................       2,092      2,092       15 years
   Product Acquisition Costs....................................      26,194     26,194    10-14 years
                                                                    --------   --------
                                                                     224,286    224,286
   Less: Accumulated amortization...............................      30,219     12,311
                                                                    --------   --------
                                                                    $194,067   $211,975
                                                                    ========   ========


   Amortization charged to operations relating to intangible assets totaled $17.9 million, $12.3 million, and $142,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Amortization expense for the intangibles and certain other product acquisition costs acquired with the North American ABELCET business in November 2002 (Note 6) is expected to be approximately $15.5 million per year.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(9) PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                                                         YEARS ENDED
                                                                          JUNE 30,
                                                                      -----------------     ESTIMATED
                                                                       2004       2003     USEFUL LIVES
                                                                      -------   -------    ------------
   Land...........................................................    $ 1,500   $ 1,500
   Building.......................................................      4,800     4,800        7 years
   Leasehold improvements.........................................     16,324    13,881     3-15 years
   Equipment......................................................     24,694    21,097      3-7 years
   Furniture and fixtures.........................................      2,721     2,564        7 years
   Vehicles.......................................................         38        55        3 years
                                                                      -------   -------
                                                                       50,077    43,897
   Less: Accumulated depreciation and amortization................     15,218    11,304
                                                                      -------   -------
                                                                      $34,859   $32,593
                                                                      =======   =======

   During the years ended June 30, 2004 and 2003, the Company's fixed asset disposals were approximately $249,000 and $270,000, respectively. The assets disposed of were fully depreciated.

   Depreciation and amortization charged to operations relating to property and equipment totaled $4.2 million, $2.4 million and $817,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

(10) ACCRUED EXPENSES
   Accrued expenses consist of (in thousands):

                                                                     YEARS ENDED
                                                                      JUNE 30,
                                                                 ------------------
                                                                   2004      2003
                                                                 -------    -------
      Accrued wages and vacation..............................   $ 5,247    $ 4,157
      Accrued Medicaid rebates................................     2,011      1,904
      Unearned revenue........................................     1,641        958
      Other...................................................     5,102      3,243
                                                                 -------    -------
                                                                 $14,001    $10,262
                                                                 =======    =======

(11) LONG-TERM DEBT

   In June 2001, the Company completed a private placement of $400.0 million in Convertible Subordinated Notes due July 1, 2008 (the "Notes"). The Company received net proceeds from this offering of $387.2 million, after deducting costs associated with the offering. The net amount of the debt issue costs totaled $7.3 million at June 30, 2004 and are included in other assets in the accompanying balance sheet. The Notes bear interest at an annual rate of 4.5%. Accrued interest on the Notes was approximately $9.0 million as of June 30, 2004. The holders may convert all or a portion of the Notes into Common Stock at any time on or before July 1, 2008. The Notes are convertible into Common Stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The Notes are subordinated to all existing and future senior indebtedness. After July 7, 2004, the Company may redeem any or all of the Notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a "fundamental change", as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem the Notes at a price equal to 100 percent of the principal amount. In August 2001, the Company filed a registration statement which was declared effective by the U.S. Securities and Exchange Commission covering the resale of the Notes and the Common Stock issuable upon conversion of the Notes. The fair

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(11) LONG-TERM DEBT -- (CONTINUED)

value of the 4.5% Notes was approximately $369.0 million and $327.0 million at June 30, 2004 and 2003, respectively.

(12) STOCKHOLDERS' EQUITY

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

 COMMON STOCK

   During the year ended June 30, 2004, the Company issued 340,000 shares of restricted common stock and restricted common stock units to certain members of management which vest over a five year vesting period. Total compensation cost of approximately $4.1 million, calculated based on the fair value of the shares on the issuance date, is being recognized as an expense over the vesting period. For the year ended June 30, 2004, $504,000 was recorded as compensation expense, which reflects the reversal of $1.29 million of compensation expense previously recognized related to 215,000 shares of cancelled restricted stock as a result of the May 10, 2004 resignation of the Company's

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(12) STOCKHOLDERS' EQUITY -- (CONTINUED)

Chief Executive Officer and the cancellation of his unvested restricted stock. In the quarter ended June 30, 2004, the Company reversed $1.18 million of compensation expense which was previously recognized related to these restricted shares, including $764,000 which was recognized for the nine months ended March 31, 2004.

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

   Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

   As of June 30, 2004, the Company has reserved its common shares for special purposes as detailed below (in thousands):

      Non-Qualified and Incentive Stock Plans.........................     8,248
      Shares issuable upon conversion of Notes........................     5,635
                                                                          ------
                                                                          13,883
                                                                          ======

(13) INDEPENDENT DIRECTORS' STOCK PLAN

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

   Through December 31, 2002, the Company's Independent Directors received compensation for serving on the Board of Directors payable in shares of the Company's common stock or a combination of shares of common stock and cash under the Company's Independent Directors' Stock Plan. In September of 2002, the Compensation Committee of the Board of Directors decided to terminate the Independent Directors' Stock Plan as a stand-alone plan and to instead issue shares of the Company's common stock under the Independent Directors' Stock Plan pursuant to the 2001 Incentive Stock Plan. During fiscal 2003, each Independent Director was entitled to compensation of $2,500 per quarter and $500 for each meeting attended by such Independent Director under the Independent Directors' Stock

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(13) INDEPENDENT DIRECTORS' STOCK PLAN -- (CONTINUED)

Plan. In 2002, in connection with the reduction of shares subject to the option granted under the regular grant to Independent Directors' the Compensation Committee of the Board of Directors approved a change, effective for the quarter ended March 31, 2002 and for each quarter thereafter, to the compensation under the Independent Directors Stock Plan to include the payment of $500 for committee meetings attended by the Independent Directors which are held on a day when no Board of Directors meeting is held. Under the Independent Directors' Stock Plan the Independent Directors were entitled to elect to receive up to 50% of the fees payable under the Independent Directors' Stock Plan in cash, with the remainder of the fees to be paid in shares of the Company's common stock. Fees payable and shares issuable under the Independent Directors' Stock Plan were paid annually at the end of the calendar year.

   Effective December 31, 2003, the Compensation Committee of the Board of Directors approved the termination of the existing compensation program for directors and implemented a new compensation structure. The new compensation structure entitles each independent director to an annual cash payment of $20,000. In addition, annual cash payments of $7,000 for chair of the audit and finance committee, $3,500 for any other chair on any other committee of the board and $1,000 for each meeting attended will be made to directors. The structure also includes an annual option grant of 5,000 shares of common stock issued on the first trading day of each year at the closing price on that day, which will vest in one year and restricted stock units with an aggregate value of $25,000 on the first trading day following June 30 based on the closing price on the date of grant, which will vest in thirds on each of the first three anniversaries after the date of grant. During the year ended June 30, 2004, the Company recorded cash compensation expense of $136,000 for the Independent Directors.

(14) STOCK OPTION PLANS

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

(14) STOCK OPTION PLANS -- (CONTINUED)

   The following is a summary of the activity in the Company's Stock Option Plans which include the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan (shares in thousands):

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                              EXERCISE       RANGE OF
                                                                    SHARES     PRICE          PRICES
                                                                    ------    --------   ----------------
   Outstanding at June 30, 2001 .................................    3,284     $24.98    $ 1.88 to $73.22
    Granted at exercise prices which equaled
      the fair market value on the date of grant.................    1,399     $44.39    $25.10 to $65.86
    Exercised ...................................................   (1,008)    $ 4.13    $ 2.00 to $37.38
    Canceled ....................................................      (31)    $41.56    $22.31 to $70.69
                                                                    ------
   Outstanding at June 30, 2002 .................................    3,644     $38.07    $ 1.88 to $73.22
    Granted at exercise prices which equaled
      the fair market value on the date of grant.................    1,133     $19.65    $11.35 to $24.76
    Exercised ...................................................     (305)    $ 4.49    $ 2.03 to $14.13
    Canceled ....................................................     (534)    $40.63    $11.70 to $71.00
                                                                    ------
   Outstanding at June 30, 2003 .................................    3,938     $35.02    $ 1.88 to $73.22
    Granted at exercise prices which equaled
      the fair market value on the date of grant.................    2,151     $13.81    $10.66 to $17.72
    Exercised ...................................................      (98)    $ 5.40    $10.72 to $17.17
    Canceled ....................................................   (1,153)    $36.21    $11.37 to $71.00
                                                                    ------
   Outstanding at June 30, 2004 .................................    4,838     $25.90    $ 1.87 to $71.38
                                                                    ======

   Of the options the Company granted during the fiscal year ended June 30, 2002, 245,000 options contained accelerated vesting provisions based on the achievement of certain milestones.

   As of June 30, 2004, the Stock Option Plans had options outstanding and exercisable by price range as follows (shares in thousands):

                                                          WEIGHTED
                                                           AVERAGE     WEIGHTED                  WEIGHTED
                 RANGE OF                                 REMAINING     AVERAGE                   AVERAGE
                 EXERCISE                   OPTIONS      CONTRACTUAL   EXERCISE      OPTIONS     EXERCISE
                  PRICES                  OUTSTANDING       LIFE         PRICE     EXERCISABLE     PRICE
   -----------------------------------    -----------    -----------   --------    -----------   --------
   $ 1.87 -- $11.37                            686          5.33        $ 7.14          406       $ 4.29
   $11.41 -- $14.13                            325          8.68        $12.50           57       $13.82
   $14.15 -- $14.15                            785          9.61        $14.15           --           --
   $14.16 -- $15.13                            599          9.72        $15.09            4       $14.55
   $15.15 -- $18.40                            505          5.22        $17.53          303       $17.59
   $18.41 -- $28.17                            589          6.76        $23.14          245       $24.61
   $29.75 -- $45.98                            544          6.86        $43.51          251       $42.51
   $47.38 -- $70.00                            774          2.71        $61.83          721       $62.31
   $71.00 -- $71.38                             31          6.32        $71.24           21       $71.22
                                             -----                                    -----
                                             4,838          6.71                      2,008       $35.37
                                             =====                                    =====

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(15) MERGER TERMINATION AGREEMENT

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

   As of June 30, 2004 and 2003, the investment in NPS shares of common stock was valued at $31.5 million and $35.2 million, respectively which is included in investments in equity securities and convertible note on the accompanying balance sheet, the composition of which was as follows (in thousands):

                                                                  YEARS ENDED
                                                                   JUNE 30,
                                                               -----------------
                                                                2004       2003
                                                               -------   -------
   Valued at fair value (including unrealized gain (loss)
    of ($3.9) million and $667, respectively) .............    $31,500   $27,382
   Valued as restricted stock..............................         --     7,837
                                                               -------   -------
                                                               $31,500   $35,219
                                                               =======   =======

   In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 4) or in the Statement of Operations depending on the portion of the derivative designated and effective as a hedge. As of June 30, 2004, the market value of NPS' common stock was $21.00 per share.
When the underlying shares become unrestricted and freely tradable, the Company is required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the year ended June 30, 2004, we sold and re-purchased 1,125,000 shares respectively of common stock of NPS. The unrealized gain previously included in other comprehensive income prior to the sale and repurchase with respect to these shares aggregating $836,000 for the year ended June 30, 2004, was recognized in the Statements of Operations and is included in "Other Income". With respect to the remaining 375,000 shares of NPS common stock as of June 30, 2004, $38,000 has been recorded in comprehensive income for the year ended
June 30, 2004. The fair value of the

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(15) MERGER TERMINATION AGREEMENT -- (CONTINUED)

Collar represents a receivable from the counterparty of $1.7 million at June 30, 2004, which represents the time value component of the Collar and was recorded as "Other Income" in the Statement of Operations for the year ended June 30, 2004. The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

(16) INCOME TAXES

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

   The components of the income tax provision (benefit) are summarized as follows (in thousands):

                                                                               YEARS ENDED JUNE 30,
                                                                            ---------------------------
                                                                             2004      2003      2002
                                                                            ------   -------    -------
   Current:
    Federal ............................................................    $   --   $    --    $    --
    State ..............................................................        --     6,589       (857)
                                                                            ------   -------    -------
    Total current ......................................................        --     6,589       (857)
                                                                            ------   -------    -------
   Deferred:
    Federal ............................................................     1,190    (5,454)    (6,132)
    State ..............................................................       402      (912)    (2,134)
                                                                            ------   -------    -------
    Total deferred .....................................................     1,592    (6,366)    (8,266)
                                                                            ------   -------    -------
   Income tax provision (benefit).......................................    $1,592   $   223    $(9,123)
                                                                            ======   =======    =======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(16) INCOME TAXES -- (CONTINUED)

   The following table represents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

                                                                              YEARS ENDED JUNE 30,
                                                                         ------------------------------
                                                                          2004       2003        2002
                                                                         -------   --------    --------
                                                                       (Restated)
   Income tax expense computed at federal statutory rate.............    $ 1,227   $ 16,082    $ 12,839
   Non deductible expenses...........................................        420         --          --
   Add (deduct) effect of:
    State income taxes (including sale and purchase of state net
       operating loss carryforwards), net of federal tax ............       (276)     3,690      (1,931)
   Federal tax benefit through utilization of net operating loss
    carryforwards against current period income .....................         --     (8,349)    (13,116)
   Research and development tax credits..............................     (1,400)        --          --
   Increase (decrease) in beginning of year Valuation allowance-
    federal .........................................................      1,621    (11,200)     (6,915)
                                                                         -------   --------    --------
                                                                         $ 1,592   $    223    $ (9,123)
                                                                         =======   ========    ========

   During 2004, 2003 and 2002, the Company recognized a tax benefit of $254,000, $474,000 and $857,000 respectively, from the sale of certain state net operating loss carryforwards.

   At June 30, 2004 and 2003, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                             YEARS ENDED JUNE 30,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
                                                            (Restated)
   Deferred tax assets:
    Inventories .........................................    $    960   $    335
    Compensation ........................................         457        992
    Returns and allowances ..............................       5,679      3,313
    Research and development credits carryforward .......      13,248     10,408
    Federal AMT credits .................................       1,643      1,447
    Deferred revenue ....................................         378      1,319
    Capital loss carryforwards ..........................         722         --
    Write down of carrying value of investment ..........       8,956     11,126
    Federal and state net operating loss carryforwards ..      51,253     53,698
    Acquired in process research and development ........       4,739         --
    Unrealized loss on securities .......................       2,057         --
    Other ...............................................       1,221      1,164
                                                             --------   --------
      Total gross deferred tax assets....................      91,313     83,802
      Less valuation allowance...........................     (16,473)   (12,884)
                                                             --------   --------
                                                               74,840     70,918
                                                             --------   --------
   Deferred tax liabilities:
    Goodwill ............................................      (5,388)    (2,399)
    Unrealized gain on securities .......................          --       (345)
    Book basis in excess of tax basis of acquired assets       (1,270)      (721)
                                                             --------   --------
                                                               (6,658)    (3,465)
                                                             --------   --------
   Net deferred tax assets...............................    $ 68,182   $ 67,453
                                                             ========   ========

   A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2004, the Company had federal net operating loss

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(16) INCOME TAXES -- (CONTINUED)

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

   As of June 30, 2004, management believes that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. The Company has maintained a valuation allowance of $16.5 million and $12.9 million at June 30, 2004 and 2003, respectively. The net increase in the valuation allowance for 2004 was due to the determination that it is more likely than not that the Company may not realize the tax benefits attributable to certain capital loss carryforwards, deductible temporary differences which would result in a capital loss carryforward when realized, and federal research and development credits at June 30, 2004. The Company will continue to reassess the need for such valuation allowance in accordance with SFAS 109 based on the future operating performance of the Company.

   The net operating loss carryforward stated above, includes $1.9 million from the acquisition of Enzon Labs, Inc. the utilization of which is limited to a maximum of $615,000 per year.

(17) SIGNIFICANT AGREEMENTS

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

   Under this agreement, Schering-Plough was obligated to pay and has paid the Company a total of $9.0 million in milestone payments, none of which is refundable. These milestone payments were recognized when received, as the earnings process was complete. Schering-Plough's obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent of the Company to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(17) SIGNIFICANT AGREEMENTS -- (CONTINUED)

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(17) SIGNIFICANT AGREEMENTS -- (CONTINUED)

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

   The companies entered into a product development agreement to jointly develop three products to be specified over time using Nektar's EnhanceTM pulmonary delivery platform and SEDSTM supercritical fluids platform. Nektar will be responsible for formulation development, delivery system supply, and in some cases, early clinical development. The Company will have responsibility for most clinical development and commercialization. This agreement terminates in January 2007 unless terminated earlier by either party upon 90 days notice of a material breach or 15 days notice of a payment default. Upon termination of the agreement, the obligations of the parties to conduct development activities will expire, but such termination shall not affect rights of either party that have accrued (e.g., with respect to the ownership of intellectual property or the right to certain payments) prior thereto.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(17) SIGNIFICANT AGREEMENTS -- (CONTINUED)

agreement by the other party that is not cured within 90 days of the receipt of written notice from the non-breaching party or upon the declaration of bankruptcy by the other party.

   The Company purchased $40 million of newly issued Nektar convertible preferred stock in January 2002. The preferred stock is convertible into Nektar common stock at a conversion price of $22.79 per share. In the event Nektar's common stock price three years from the date of issuance of the preferred stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, and additional investments. As a result of a continued decline in the price of Nektar's common stock, which the Company determined was other-than-temporary, during December 31, 2002 the Company recorded a write-down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment. During the year ended
June 30, 2004, the Company converted the preferred stock into common stock and sold approximately 50% of our investment in Nektar which resulted in a net gain on investment of $11.0 million and cash proceeds of $17.4 million. (See
Note 23 for Write-Down of Investments.)

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

   In addition to the research and development collaboration, in 2002 the Company also made an $8.3 million investment into Micromet in the form of a note of Micromet, which was amended in June 2004. This note bears interest of 3% and is payable in March 2007. This note is convertible into Micromet Common Stock at a price of 15.56 euros per share at the election of either party. The

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(17) SIGNIFICANT AGREEMENTS -- (CONTINUED)

carrying value of the convertible note was written-down to zero in June 2004, due to an other-than-temporary decline in the fair value of this investment. (See Note 23 for Write-Down of Investments.)

   Enzon and Micromet have entered into a cross-license agreement for each company's respective SCA intellectual property and jointly market their combined SCA technology to third parties. Micromet is the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreement executed by Micromet on behalf of the partnership will be used for Micromet's and Enzon's joint SCA development activities.

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

   Either party may terminate the agreement early upon a material breach by the other party, which breach the other party fails to cure within 60 days after receiving notice thereof. Further, SkyePharma will be entitled to terminate the agreement early if the Company fails to satisfy its Minimum Annual Purchases. In addition, the Company will be entitled to terminate the agreement early if a court or government agency renders a decision or issues an order that prohibits the manufacture, use or sale of the product in the U.S. If a therapeutically equivalent generic product enters the market and

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(17) SIGNIFICANT AGREEMENTS -- (CONTINUED)

DEPOCYT's market share decreases, the Company will enter into good faith discussions in an attempt to agree on a reduction in its payment obligations to SkyePharma and a fair allocation of the economic burdens resulting from the market entry of the generic product. If the Company is unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, the companies will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, the Company will have the right to distribute any quantity of product the Company purchased from SkyePharma prior to termination.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(17) SIGNIFICANT AGREEMENTS -- (CONTINUED)

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

   The agreement with Medeus, as successor to Elan, requires the Company to supply Medeus with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, the Company supplied ABELCET and MYOCET at fixed transfer prices, which approximated its manufacturing cost. From July 1, 2004 to the termination of the agreement, the Company will supply these products at its manufacturing cost plus fifteen percent.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(17) SIGNIFICANT AGREEMENTS -- (CONTINUED)

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

   During February 2004 Elan Corporation, plc, sold its ABELCET and MYOCET European business to Medeus Pharma, Ltd. ("Medeus"). As part of this transaction the Company's long-term manufacturing and supply agreement with Elan was assigned to Medeus. In connection with the closing of this sale the Company and Elan settled a dispute over the manufacturing cost of products produced for Elan resulting in the payment and recognition of manufacturing revenue related to approximately $1.7 million of revenue not previously recognized given the uncertainty of the contractual amount.

 CEO SEPARATION AGREEMENT

   In connection with Mr. Higgins' departure as the Company's Chief Executive Officer, the Board of Directors appointed a committee of four independent directors (Dr. Rosina Dixon, Robert LeBuhn, Dr. David Golde and Robert Parkinson) to review and approve the terms of Mr. Higgins departure. This committee negotiated and approved a separation payment of $1.25 million, which was paid to Mr. Higgins upon his departure in May 2004. Concurrent with Mr. Higgins' departure as Chief Executive Officer in May 2004, the Company reversed approximately $1.29 million of compensation expense previously recorded related to restricted stock of the Company that was forfeited by Mr. Higgins as a result of his departure as the Company's Chief Executive Officer. In the quarter ended June 30, 2004, the Company reversed $1.18 million of compensation expense which was previously recognized related to these restricted shares, including $764,000 which was recognized for the nine months ended March 31, 2004.

(18) RECENT ACCOUNTING PRONOUNCEMENTS

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(18) RECENT ACCOUNTING PRONOUNCEMENTS -- (CONTINUED)

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

(19) COMMITMENTS AND CONTINGENCIES

   The Company has agreements with certain members of its upper management, which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has employment agreements with certain members of upper management, which provides for severance payments.

   The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

(20) LEASES

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

   Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2004 are (in thousands):

                                                                       OPERATING
   YEAR ENDING JUNE 30,                                                  LEASES
   --------------------                                                ---------
   2005 ............................................................    $ 1,466
   2006 ............................................................      1,445
   2007 ............................................................      1,444
   2008 ............................................................      1,239
   2009 ............................................................        867
   Thereafter ......................................................      9,288
                                                                        -------
   Total minimum lease payments ....................................    $15,749
                                                                        =======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(20) LEASES -- (CONTINUED)

   Rent expense amounted to $1.4 million, $1.3 million and $847,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

(21) RETIREMENT PLANS

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

(22) BUSINESS AND GEOGRAPHICAL SEGMENTS

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

   Revenues consisted of the following (in thousands):

                                                                              YEARS ENDED JUNE 30,
                                                                         ------------------------------
                                                                           2004       2003       2002
                                                                         --------   --------    -------
   Product sales, net
    ADAGEN ..........................................................    $ 17,113   $ 16,025    $13,441
    ONCASPAR ........................................................      18,050     12,432      8,742
    DEPOCYT .........................................................       5,029      2,458         --
    ABELCET .........................................................      67,730     28,349         --
                                                                         --------   --------    -------
      Total product sales............................................     107,922     59,264     22,183
                                                                         ========   ========    =======
    Manufacturing revenue ...........................................      12,911      8,742         --
    Royalties .......................................................      47,707     77,589     53,329
    Contract revenues ...............................................       1,031        811        293
                                                                         --------   --------    -------
      Total revenues.................................................    $169,571   $146,406    $75,805
                                                                         ========   ========    =======

   During the years ended June 30, 2004, 2003 and 2002, the Company had export sales and royalties recognized on export sales of $44.3 million, $40.2 million and $26.3 million, respectively. Of these amounts, sales and royalties in Europe and royalties recognized on sales in Europe were $34.7 million, $35.5 and $24.9 million during the years ended June 30, 2004, 2003 and 2002, respectively.

   Outside the United States, the Company principally sells: ADAGEN(R) in Europe, ONCASPAR in Germany, DEPOCYT(R) in Canada, and ABELCET in Canada. Information regarding revenues attributable to the United States and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(22) BUSINESS AND GEOGRAPHICAL SEGMENTS -- (CONTINUED)

classification of all other revenues is based upon the domicile of the entity from which the revenues were earned. Information is as follows (in thousands):

                                                                              YEARS ENDED JUNE 30,
                                                                         ------------------------------
                                                                           2004       2003       2002
                                                                         --------   --------    -------
   Revenues:
    United States ...................................................    $125,268   $106,160    $49,503
    Foreign countries ...............................................      44,303     40,246     26,302
                                                                         --------   --------    -------
      Total revenues.................................................    $169,571   $146,406    $75,805
                                                                         ========   ========    =======

(23) WRITE-DOWN OF INVESTMENTS

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(24) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   As disclosed in Note 2, the Company has restated its 2004 consolidated financial statements for the year and quarter ended June 30, 2004. The following table presents summarized unaudited quarterly financial data (in thousands, except per share amounts):

                                                          THREE MONTHS ENDED
                                 ---------------------------------------------------------------------
                                 SEPTEMBER 30,   DECEMBER 31,    MARCH 31,     JUNE 30,      JUNE 30,    FISCAL YEAR     FISCAL YEAR
                                     2003            2003          2004          2004          2004          2004           2004
                                 -------------   ------------    ---------   -----------    ----------   -----------     -----------
                                                                             (PREVIOUSLY                 (PREVIOUSLY
                                                                              REPORTED)     (RESTATED)    REPORTED)      (RESTATED)
Revenues.....................       $40,644         $41,698       $44,379      $42,850        $42,850      $169,571       $169,571
Gross Profit (1).............        15,653          18,074        20,570       19,550         19,550        73,847         73,847
Tax Provision (Benefit)......         1,634           1,180        (5,505)       4,283          4,283         1,592          1,592
Net income (loss)............       $ 2,804         $ 2,319       $ 5,066      $(7,312)       $(8,276)     $  2,877       $  1,913
                                    =======         =======       =======      =======        =======      ========       ========
Net income (loss) per common
  share:
 Basic.......................       $  0.06         $  0.05       $  0.12      $ (0.17)       $ (0.19)     $   0.07       $   0.04
 Diluted.....................       $  0.06         $  0.05       $  0.12      $ (0.17)       $ (0.19)     $   0.07       $   0.04
Weighted average number of
  shares of common stock
  outstanding-basic..........        43,290          43,307        43,368       43,394         43,394        43,350         43,350
Weighted average number of
  shares of common stock and
  diluted potential common
  shares.....................        43,629          43,586        43,817       43,394         43,394        43,522         43,522

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

(24) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) -- (CONTINUED)

                                                                                 THREE MONTHS ENDED
                                                                -----------------------------------------------------
                                                                SEPTEMBER 30,   DECEMBER 31,    MARCH 31,    JUNE 30,   FISCAL YEAR
                                                                    2002            2002           2003        2003         2003
                                                                -------------   ------------    ---------    --------   -----------
   Revenues.................................................       $25,067        $ 31,497       $43,163     $46,679      $146,406
   Gross Profit (1).........................................         4,144           4,187        15,556      15,598        39,485
   Tax Provision (Benefit)..................................           261             245           156        (439)          223
   Net income (loss)........................................       $12,784        $(15,244)      $ 7,634     $40,552      $ 45,726
                                                                   =======        ========       =======     =======      ========
   Net income (loss) per common share:
    Basic...................................................       $  0.30        $  (0.35)      $  0.18     $  0.94      $   1.06
    Diluted.................................................       $  0.29        $  (0.35)      $  0.17     $  0.93      $   1.05
   Weighted average number of shares of common stock
    outstanding-basic.......................................        42,980          43,011        43,192      43,264        43,116
   Weighted average number of shares of common stock and
    diluted potential common shares.........................        43,681          43,011        43,634      43,609        43,615

---------------
(1) Gross profit is calculated as the aggregate of product sales, net and manufacturing revenue less cost of sales and manufacturing revenue.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                                ADDITIONS
                                                                     ------------------------------
                                                       BALANCE AT    CHARGED TO       CHARGED TO
                                                      BEGINNING OF    COSTS AND    OTHER ACCOUNTS -    DEDUCTIONS -     BALANCE AT
                                                         PERIOD       EXPENSES         DESCRIBE          DESCRIBE     END OF PERIOD
                                                      ------------   ----------    ----------------    ------------   -------------
Year ended June 30, 2004
 Allowance for chargebacks,
   returns and cash discounts.....................       $8,111          --             $53,392(1)       $(51,963)(2)     $9,540
Year ended June 30, 2003
 Allowance for chargebacks,
   returns and cash discounts.....................           --          --             $18,997(1)       $(10,886)(2)     $8,111

---------------
(1) Amounts are recognized as a reduction from gross sales.
(2) Chargebacks, returns and cash discounts processed.

                                 EXHIBIT INDEX


EXHIBIT                                                                                                                        PAGE
NUMBERS                                                        DESCRIPTION                                                   NUMBER
-------                                                        -----------                                                   ------
12.1              Computation of Ratio of Earnings to Fixed Charges                                                            E-41
23.0              Consent of KPMG LLP                                                                                          E-42
31.1              Certification of Principal Financial Officer and Principal Executive Officer
                  pursuant to Section 302 of the Sarbanes -- Oxley Act of 2002                                                 E-43
32.1              Certification of Principal Financial Officer and Principal Executive Officer
                  Pursuant to Section 906 of the Sarbanes -- Oxley Act of 2002                                                 E-44