Form 10-Q
period 2004-09-30
ENZON PHARMACEUTICALS  INC
filed 2004-11-15
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the Transition Period from ___ to ___

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

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

                                ----------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No__
                                                 --

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes   X      No__
                                                      --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 43,793,494.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                           September 30, 2004          June 30, 2004
                                                                           ------------------          -------------
                                                                                                            (*)
ASSETS
Current assets:
  Cash and cash equivalents                                                      $ 76,055                $ 91,532
  Short-term investments                                                           44,243                  27,119
  Accounts receivable, net                                                         26,500                  25,977
  Inventories                                                                      14,108                  11,215
  Deferred tax and other current assets                                            15,207                  12,382
                                                                                 --------                --------
       Total current assets                                                       176,113                 168,225
                                                                                 --------                --------

Other assets:
  Property and equipment, net                                                      34,468                  34,859
  Marketable securities                                                            61,273                  67,582
  Investments in equity securities                                                 39,076                  37,906
  Amortizable intangible assets, net                                              189,588                 194,067
  Goodwill                                                                        150,985                 150,985
  Deferred tax and other assets                                                    67,677                  68,786
                                                                                 --------                --------
                                                                                  543,067                 554,185
                                                                                 --------                --------
Total assets                                                                     $719,180                $722,410
                                                                                 ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                 $9,169                  $8,663
  Accrued expenses                                                                 18,190                  23,001
                                                                                 --------                --------
     Total current liabilities                                                     27,359                  31,664
                                                                                 --------                --------

Other liabilities                                                                   1,407                   1,655
Notes payable                                                                     400,000                 400,000
                                                                                 --------                --------
                                                                                  401,407                 401,655
                                                                                 --------                --------
Commitments and contingencies
Stockholders' equity:
  Common stock-$.01 par value, authorized 90,000,000 shares;
   issued and outstanding 43,793,464 shares at September
   30, 2004 and 43,750,934 shares at June 30, 2004                                    438                     438
  Additional paid-in capital                                                      322,565                 322,486
  Accumulated other comprehensive loss                                             (3,472)                 (5,035)
  Deferred compensation                                                            (3,346)                 (3,571)
  Accumulated deficit                                                             (25,771)                (25,227)
                                                                                 --------                --------
Total stockholders' equity                                                        290,414                 289,091
                                                                                 --------                --------
Total liabilities and stockholders' equity                                       $719,180                $722,410
                                                                                 ========                ========

(*)Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                        Three months ended
                                                                                           September 30,
                                                                                 --------------------------------
                                                                                  2004                     2003
                                                                                 --------                --------
Revenues:
    Product sales, net                                                            $27,527                 $24,961
    Manufacturing revenue                                                           2,513                   1,604
    Royalties                                                                      10,115                  13,811
    Contract revenue                                                                  299                     268
                                                                                 --------                --------
              Total revenues                                                       40,454                  40,644
                                                                                 --------                --------

Costs and expenses:

    Cost of sales and manufacturing revenue                                        10,901                  10,912
    Research and development                                                       10,046                   6,551
    Selling, general and administrative                                            12,199                  11,209
    Amortization of acquired intangible assets                                      3,358                   3,358
                                                                                 --------                --------
             Total costs and expenses                                              36,504                  32,030
                                                                                 --------                --------
Operating income                                                                    3,950                   8,614
                                                                                 --------                --------
Other income (expense):
    Investment income, net                                                            770                     474
    Interest expense                                                               (4,957)                 (4,957)
    Other                                                                            (670)                    307
                                                                                 --------                --------
                                                                                   (4,857)                 (4,176)
                                                                                 --------                --------

(Loss) income before tax provision                                                   (907)                  4,438
Income tax (benefit) provision                                                       (363)                  1,634
                                                                                 --------                --------
Net (loss) income                                                                   $(544)                 $2,804
                                                                                 ========                ========

Basic (loss) earnings per common share                                             $(0.01)                  $0.06
                                                                                 ========                ========
Diluted (loss) earnings per common share                                           $(0.01)                  $0.06
                                                                                 ========                ========
Weighted average number of common shares outstanding - basic                       43,470                  43,290
                                                                                 ========                ========

Weighted average number of common shares and dilutive
    potential common shares outstanding                                            43,470                  43,629
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                          September 30,
                                                                                 --------------------------------
                                                                                   2004                    2003
                                                                                 --------                --------

Cash flows from operating activities:
      Net (loss) income                                                             $(544)                 $2,804
      Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities:
           Depreciation and amortization                                            5,652                   5,925
           Non-cash expense for issuance of common stock                              166                     344
           Gain on sale of equity investment                                         (163)                      -
           Non-cash loss (gain) relating to equity collar arrangement                 882                    (307)
           Amortization of debt issue costs                                           457                       -
           Amortization of bond premium/discount                                      737                    (126)
           Deferred income taxes                                                     (363)                  1,240
      Changes in operating assets and liabilities                                 (10,656)                 (5,991)
                                                                                 --------                --------

                    Net cash (used in) provided by operating activities            (3,832)                  3,889
                                                                                 --------                --------

Cash flows from investing activities:

      Purchase of property and equipment                                             (783)                 (1,649)
      Proceeds from sale of marketable securities                                   7,830                   3,000
      Purchase of marketable securities                                           (22,830)                 (8,950)
      Maturities of marketable securities                                           4,000                       -
                                                                                 --------                --------

                    Net cash used in investing activities                         (11,783)                 (7,599)
                                                                                 --------                --------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                          138                       -
                                                                                 --------                --------
                    Net cash provided by financing activities                         138                       -
                                                                                 --------                --------

Net decrease in cash and cash equivalents                                         (15,477)                 (3,710)

Cash and cash equivalents at beginning of period                                   91,532                  66,752
                                                                                 --------                --------

Cash and cash equivalents at end of period                                        $76,055                 $63,042
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


(1)  Organization and Basis of Presentation


         The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. (the "Company") and its subsidiaries in accordance with United States generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A.

(2)  Comprehensive Income

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

      The following table reconciles net (loss) income to comprehensive income (in thousands):

                                                           Three months ended
                                                             September 30,
                                                         ---------------------
                                                          2004          2003
                                                          ----          ----

         Net (loss) income                               $(544)        $2,804
             Other comprehensive income:
             Unrealized gain on securities
                 that arose during the period              556            (54)

             Unrealized gain (loss) on NPS
                 investment arising during the
                 period                                    844          1,682

             Reclassification adjustment
                 for gain included in net
                 income                                    163              -
                                                        ------         ------

             Total other comprehensive income           $1,563         $1,628
                                                        ------         ------

         Comprehensive income                           $1,019         $4,432
                                                        ======         ======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


(3)  Earnings Per Common Share

         Basic earnings per share is computed by dividing the net (loss) income available to common stockholders by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three months ended September 30, 2004 and 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. During the three months ended September 30, 2004 the exercise or conversion of approximately 353,000 dilutive potential common shares are not included for purposes of the diluted loss per share calculation. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock and certain stock options using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of September 30, 2004, the Company had 9,472,000 dilutive potential common shares outstanding that could potentially dilute future earnings per share calculations.

         The following table reconciles the basic and diluted earnings per share calculations (in thousands):

                                                         Three months ended
                                                            September 30,
                                                        ---------------------
                                                         2004           2003
                                                        ------         ------

       Net (loss) income available to common
          stockholders                                   $(544)        $2,804
                                                        ======         ======

       Weighted average number of common
          shares issued and outstanding - basic         43,470         43,290
       Effect of dilutive common stock equivalents:
             Exercise of stock options                       -            339
                                                        ------         ------


                                                        43,470         43,629
                                                        ======         ======

(4)  Stock Based Compensation

         As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


the fair value of the Company's stock and the exercise price of the option. No stock option-based employee compensation cost is reflected in net income, as all options granted to employees had exercise prices equal to the market value of the underlying common stock at the date of grant.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (in thousands, except per share data):

                                                                            Three Months Ended
                                                                              September 30,
                                                                    --------------------------------
                                                                      2004                     2003
                                                                    -------                   ------
         Net (loss) income applicable to common stockholders:
              As reported                                             $(544)                  $2,804

         Add stock-based employee
             compensation expense included in
             reported net income, net of
             tax (1)                                                    100                      176
         Deduct total stock-based employee
             compensation expense determined
             under fair-value-based method for all
             awards, net of tax (1)                                  (3,180)                  (2,221)
                                                                    -------                   ------

             Pro forma net (loss) income                            $(3,624)                    $759
                                                                    =======                   ======

         Earnings per common share - basic:
            As reported                                              $(0.01)                   $0.06
            Pro forma                                                $(0.08)                   $0.02
         Earnings per common share - diluted:
            As reported                                              $(0.01)                   $0.06
            Pro forma                                                $(0.08)                   $0.02

         (1) Information for 2004 and 2003 has been adjusted for taxes using estimated tax rates of 40% and 37%, respectively.

(5)  Inventories

         The composition of inventories is as follows (in thousands):


                                       September 30, 2004          June 30, 2004
                                       ------------------          -------------

             Raw materials                   $4,827                    $3,143
             Work in process                  3,651                     3,716
             Finished goods                   5,630                     4,356
                                            -------                   -------
                                            $14,108                   $11,215
                                            =======                   =======

         (2) The Company has recently recalled three lots of ONCASPAR. The Company has established a sales return reserve of $415,000 in accrued expenses with respect to the related recall. In addition, the Company wrote off $195,000 of ONCASPAR inventory.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


(6)   Intangible Assets

      Intangible assets consist of the following (in thousands):


                                                         September 30,                Estimated
                                                              2004                   Useful lives
                                                       -------------------          --------------
          Product Patented Technology                        $ 64,400                  12 years
          Manufacturing Patent                                 18,300                  12 years
          NDA Approval                                         31,100                  12 years
          Trade name and other product rights                  80,000                  15 years
          Manufacturing Contract                                2,200                   3 years
          Patent                                                2,092                  15 years
          Product Acquisition Costs                            26,194               10-14 years
                                                             --------
                                                              224,286
          Less:  Accumulated amortization                      34,697
                                                             --------
                                                             $189,589
                                                             ========

         Amortization charged to operations relating to intangible assets totaled $4.5 million including $1.1 million which is classified in cost of sales and manufacturing revenue for both the three months ended September 30, 2004 and 2003. Amortization expense for these intangibles and certain other product acquisition costs for the next five fiscal years is expected to be approximately $15.5 million per year.

(7)   Goodwill

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

 (8)  Cash Flow Information

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9.0 million for the three months ended September 30, 2004 and September 30, 2003. Income tax payments for the three months ended September 30, 2004 and 2003, respectively were $271,000 and $2.5 million.

(9)  Income Taxes

         The Company recognized a tax provision for the three months ended September 30, 2004 at an estimated annual effective tax rate of 40%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


         At September 30, 2004, the Company recognized approximately $67.5 million as a net deferred tax asset because management concluded that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of September 30, 2004, the Company retained a valuation allowance of $18.0 million with respect to certain capital loss carryforwards, deductible temporary differences that would result in a capital loss carryforward when realized and federal research and development tax credits, as the ultimate utilization of such losses and credits is not more likely than not. The Company will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

         The tax provision for the three months ended September 30, 2003 was based on the Company's projected income tax expense and taxable income for the fiscal year ended June 30, 2004.

(10)  Business Segments

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

(11)  Derivative Instruments

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS Pharmaceuticals, Inc. ("NPS"). By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 2) or in the Statement of Operations depending on the portion of the derivative designated and effective as a hedge. As of September 30, 2004, the market value of NPS' common stock was $21.78 per share. When the underlying shares become unrestricted and freely tradable, the Company is required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the quarter ended September 30, 2004, we sold and re-purchased 375,000 shares of common stock of NPS. The unrealized gain previously included in other comprehensive income prior to the sale and repurchase with respect to these shares aggregating $163,000 for the quarter ended September 30, 2004, was recognized in the Statements of Operations and is included in "Other Income". The fair value of the Collar represents a receivable from the counterparty of $847,000 at September 30, 2004. The change from June 30, 2004 in the time value component of the Collar represents a loss of $882,000 for the quarter ended September 30, 2004, and was recorded as "Other Income" in the Statement of Operations. For the quarter ended September 30, 2003 there were no sales under the equity collar arrangement. The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains forward-looking statements which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash reserves, which include cash, cash equivalents and marketable securities, were $181.6 million as of September 30, 2004, as compared to $186.2 million as of June 30, 2004. The decrease is primarily due to the payment of accrued interest on our convertible subordinated notes. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.

         During the three months ended September 30, 2004, net cash used in operating activities was $3.8 million, compared to net cash provided of $3.9 million for the three months ended September 30, 2003, primarily reflecting the payment of accrued interest of $9.0 million on our convertible subordinated note and our net loss of $544,000, offset by depreciation and amortization of $5.7 million.

         Cash used in investing activities totaled $11.8 million for the three months ended September 30, 2004 compared to $7.6 million for the three months ended September 30, 2003. Cash used in investing activities during the three months ended September 30, 2004, consisted of $783,000 of capital expenditures and net purchases of marketable securities of $11.0 million.

         As of September 30, 2004, we had $400.0 million of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $4.5 million as of September 30, 2004. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

         In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that our investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the Collar was executed). The Collar is considered a derivative hedging instrument under SFAS No. 133 and as such, we periodically measure its fair value and recognize the derivative as an asset or a liability. The change in fair value is recorded as either other comprehensive income (See Note 2) or in the Statement of Operations depending on the portion of the derivative designated and effective as a hedge. As of September 30, 2004, the market value of NPS' common stock was $21.78 per share. When the underlying shares become unrestricted and freely tradable, we are required to deliver to the financial institution as posted collateral, a corresponding number of shares of NPS common stock. During the quarter ended September 30, 2004, we sold and re-purchased 375,000 shares of common stock of NPS. The unrealized gain previously included in other comprehensive income prior to the sale and repurchase with respect to these shares aggregating $163,000 for the quarter ended September 30, 2004, was recognized in the Statements of Operations and is included in "Other Income". The fair value of the Collar represents a receivable from the counterparty of $847,000 at September 30, 2004. The change from June 30, 2004 in the time value component of the Collar which represents a loss of $882,000 for the quarter ended September 30, 2004, was recorded as "Other Income" in the Statement of Operations. For the quarter ended September 30, 2003 there were no sales under the equity collar arrangement. The Collar will mature in four separate three-month intervals beginning November 2004 through August 2005, at which time we will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

         Our current sources of liquidity are our cash reserves, interest earned on such cash reserves; short-term investments, marketable securities, sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET(R), royalties earned, which are primarily related to sales of PEG-INTRON(R), and contract manufacturing revenue. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

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

OFF-BALANCE SHEET ARRANGEMENTS

         As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2004 we are not involved in any SPE transactions.

CONTRACTUAL OBLIGATIONS

         Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, our convertible debt, and our license agreements with collaborative partners. Since June 30, 2004, there has been no material change with respect to our contractual obligations as disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our annual report on Form 10-K/A for the year ended June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Revenues. Total revenues for the three months ended September 30, 2004 were $40.5 million, as compared to $40.6 million for the three months ended September 30, 2003. The components of revenues are product sales and contract manufacturing revenue, royalties we earn on the sale of our products by others and contract revenues.

         Net product sales increased by 10% to $27.5 million for the three months ended September 30, 2004, as compared to $25.0 million for the three months ended September 30, 2003. The increase in sales was due to increased sales of three of our internally marketed products: ABELCET(R), DEPOCYT(R), and ONCASPAR(R). Sales of ABELCET in North America increased by 10% to $16.5 million for the three months ended September 30, 2004, as compared to $15.0 million for the three months ended September 30, 2003 as a result of our focused marketing efforts to combat the launch of competitive products from Merck and Co., Inc. ("Merck") and Pfizer Inc. ("Pfizer"). Sales of DEPOCYT increased by 82% to $2.3 million for the three months ended September 30, 2004 as compared to $1.3 million for the three months ended September 30, 2003. Sales of ONCASPAR increased by 7% to $4.4 million for the three months ended September 30, 2004 from $4.1 million in the corresponding period in the prior year. These increased product sales were driven by our focused sales and marketing efforts to support ONCASPAR and DEPOCYT. The increase in ONCASPAR sales was offset in part by approximately $415,000 in returns related to the recall of three lots in recent months. Sales of ADAGEN decreased by 7% for the three months ended September 30, 2004 to $4.3 million as compared to $4.6 million for the three months ended September 30, 2003 due to the timing of shipments.

         Contract manufacturing revenue for the three months ended September 30, 2004 increased to $2.5 million, as compared to $1.6 million for the comparable period of the prior year. Contract manufacturing revenue is related to the manufacture and sale of ABELCET for the international market and other contract manufacturing revenue.

         Royalties for the three months ended September 30, 2004, decreased to $10.1 million as compared to $13.8 million in the same period in the prior year. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to competitive pressure from the competing pegylated alpha interferon product, PEGASYS(R), which Hoffmann-La Roche launched as a combination therapy for hepatitis C in December 2002.

         Due to the competitive pressure from PEGASYS, we believe royalties from sales of PEG-INTRON may continue to decrease in the near term. This decrease may be offset by the potential launch of PEG-INTRON in combination with REBETOL in Japan. In October 2004, Schering-Plough announced the approval of a New Drug Application in Japan for PEG-INTRON combination therapy. PEG-INTRON is expected to become available in Japan upon National Health Insurance Reimbursement Price Listing. Since its launch, PEGASYS has taken market share away from PEG-INTRON in the U.S. and Europe and the overall market for pegylated alpha interferon in the treatment of hepatitis C has not increased enough to offset the effect PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON, which could result in lower PEG-INTRON sales and royalties to us.

         Based on our focused marketing efforts for ABELCET we believe that we have been able to stabilize the pressure from the introduction of new products in the antifungal market, namely Pfizer's VFEND(R) and Merck's CANCIDAS(R). Given the highly competitive landscape of the antifungal market, we expect ABELCET to have modest growth over the next year.

         We expect ADAGEN sales to grow over the next year at similar levels to those achieved for the year ended June 30, 2004. Assuming we are able to successfully address certain manufacturing and product stability problems we have experienced with ONCASPAR, which have resulted in the recent recalls mentioned above, we expect ONCASPAR sales to continue to grow, but at a pace slower then the 46% growth rate achieved in fiscal 2004. ONCASPAR sales may decline, however, if we are unable to correct these manufacturing and product stability problems. We expect DEPOCYT sales to gain modestly from the current sales levels. However, we cannot assure you that any particular sales levels of ABELCET, ADAGEN, ONCASPAR, DEPOCYT or PEG-INTRON will be achieved or maintained.

         Contract revenues for the three months ended September 30, 2004 remained relatively consistent at $299,000 as compared to $268,000 for the three months ended September 30, 2003.

         During the three months ended September 30, 2004, we had export sales and royalties on export sales of $10.8 million, of which $7.9 million were in Europe. Export sales and royalties recognized on export sales for the prior year quarter were $9.6 million, of which $8.2 million were in Europe.

         Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue, decreased to 36% for the three months ended September 30, 2004 as compared to 41% for the same period last year. The decrease was principally due to higher 2003 inventory costs as a result of certain purchase accounting adjustments to the inventory acquired with the North American ABELCET Business which was sold during the three months ended September 30, 2003.

         Research and Development. Research and development expenses increased by 52% to $10.0 million for the three months ended September 30, 2004 from $6.6 million for the same period last year. The increase was primarily due to, (i) increased spending on our late stage development program for ATG Fresenius S of approximately $670,000; (ii) increased spending of approximately $1.5 million related to our strategic partnership with Inex on Inex's proprietary oncology product MARQIBO; (iii) increased preclinical spending of $670,000; and (iv) increased personnel-related expenses of approximately $560,000.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2004 increased by 9% to $12.2 million, as compared to $11.2 million in the same period last year. The increase was primarily due to increased sales and marketing expense of approximately $1.7 million of which $1.1 million related to expenses attributed to our oncology sales operations. Approximately 46% of the increase in our oncology sales and marketing costs are associated with the potential launch of MARQIBO. This increase was offset in part by a decrease in general and administrative personnel and other related costs of approximately $650,000.

         Amortization. Amortization expense remained unchanged at $3.4 million for the three months ended September 30, 2004 and 2003. Amortization expense for both periods relates to intangible assets acquired in connection with the ABELCET acquisition during November 2002. Amortization of intangible assets is provided over their estimated lives ranging from 3-15 years on a straight-line basis.

         Other income (expense). Other income (expense) for the three months ended September 30, 2004 was an expense of $4.9 million, as compared to an expense of $4.2 million for the three months ended September 30, 2003. Other income (expense) includes: net investment income, interest expense, and other income.

         Net investment income for the three months ended September 30, 2004 increased to $770,000 from $474,000 for the three months ended September 30, 2003 due to an increase in our interest bearing investments and higher interest rates.

         Interest expense was $5.0 million for each of the three months ended September 30, 2004 and 2003. Interest expense is related to $400.0 million in 4.5% convertible subordinated notes, which were outstanding for each of the periods.

         Other income (expense) decreased to an expense of $670,000 for the three months ended September 30, 2004, as compared to income of $307,000 for the three months ended September 30, 2003. The decrease in other income was related to a derivative instrument we formed as a protective collar arrangement to reduce our exposure associated with the 1.5 million shares of NPS common stock.

         Income Taxes. During the three months ended September 30, 2004 we recognized a tax benefit of approximately $363,000 compared to tax expense $1.6 million, for the three months ended September 30, 2003. We recognized a tax benefit for the three months ended September 30, 2004 at an estimated annual effective tax rate of 40%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2005. The tax provision for the three months ended September 30, 2003 was based on the Company's projected income tax expense and taxable income for the fiscal year ended June 30, 2004.

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

         Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of September 30, 2004 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

         We assess the carrying value of our cost method investments in accordance with SFAS No. 115 and SEC Staff Accounting Bulletin (SAB) No. 59. Commencing with the first quarter of fiscal 2005 we will evaluate investments in accordance with Emerging Issues Task Force ("EITF") 03-01, the Meaning of Other-Than-Temporary Impairment and its application to Certain Investments. An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances change.

         In accordance with the provisions of SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination, are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. We completed our annual goodwill impairment test on May 31, 2004, which indicated that goodwill was not impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the Company level because the Company is in one reporting unit and consists of two steps. First, we determine the fair value of our reporting unit and compare it to its carrying amount. Second, if the carrying amount of its reporting unit exceeds our fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of our goodwill. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

        We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant of options to employees and members of the Board of Directors only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended.

        When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, we record deferred compensation for the difference and amortize this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and recognized over the related vesting period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

         Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at September 30, 2004 all of our holdings were in instruments maturing in four years or less.

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2004 (in thousands):

                                     2005           2006         2007        2008        Total      Fair Value
                                     ----           ----         ----        ----        -----      ----------
  Fixed Rate                       $44,445        $34,346      $17,308      $10,012     $106,111     $105,516
  Average Interest Rate                              2.13%        2.32%        3.16%        2.06%           -
                                      1.65%
  Variable Rate                          -              -            -            -            -            -
  Average Interest Rate                  -              -            -            -            -            -
                               --------------------------------------------------------------------------------
                                   $44,445        $34,346      $17,308      $10,012     $106,111     $105,516
                               ================================================================================

         Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $378.5 million at September 30, 2004. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Subsequent to filing our original Form 10-K on September 13, 2004, and in connection with preparation and review of our consolidated financial statements for the quarter ended September 30, 2004, management determined that an error related to the accounting for a derivative hedging instrument as of and for the quarter and year ended June 30, 2004 and an error in assessing the realizeability of deferred tax assets related to the unrealized loss on available-for-sale securities included in accumulated other comprehensive loss as of June 30, 2004 had occurred.

         Executive management and the Finance and Audit Committee determined that there was a material weakness relating to the timely review and monitoring of certain account analyses, including the derivative hedging instrument and the assessment of the realizeability of deferred tax assets established through accumulated other comprehensive loss. In connection with restating our consolidated financial statements as of June 30, 2004 on Form 10-K/A, our acting principal executive officer and principal financial officer supervised and participated with other management in reevaluating the effectiveness of our disclosure controls and procedures for the year ended June 30, 2004 and based on the reevaluation, the acting principal executive officer and principal financial officer concluded that as of the year ended June 30, 2004 there were deficiencies in our disclosure controls and procedures, which has resulted in the conclusion that the disclosure controls were ineffective. Further background on this matter and the changes in internal controls instituted as a result of the errors are described below.

CHANGES IN INTERNAL CONTROLS

         Prior to the filing and in connection with filing this report on Form 10-Q, we made changes in our internal controls over financial reporting.

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

         The error related to the derivative resulted in a misallocation between other income and accumulated other comprehensive loss as of and for the quarter and year ended June 30, 2004. The error related to the assessment of the realizeability of the deferred tax assets resulted in a decrease to deferred tax assets and an increase to accumulated other comprehensive loss as of June 30, 2004. Executive management and the Finance and Audit Committee determined that there was a material weakness relating to the timely review and monitoring of certain account analyses, including the derivative hedging instrument and the assessment of the realizeability of deferred tax assets established through accumulated other comprehensive loss. Other than the matters discussed above, no other matters were identified that required significant adjustments to or modification of disclosure in our consolidated financial statements. We have instituted more comprehensive review and monitoring procedures to mitigate the risk of errors in these particular areas from occurring in the future.

PART II OTHER INFORMATION


ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.



                                                                                              Page Number
                                                                                                   or
       Exhibit                                                                                Incorporation
       Number     Description                                                                 By Reference
       ------     -----------                                                                 -------------
         3.1      Certificate of Incorporation, as amended                                         ^^^
         3.2      Amendment to Certificate of Incorporation                                         \\
         3.3      By laws, as amended                                                               ^^
         4.1      Indenture dated as of June 26, 2001, between the Company and
                  Wilmington Trust Company, as trustee, including the form of 4 1/2%
                  Convertible Subordinated Notes due 2008 attached as Exhibit A thereto           ++++
         4.2      Rights Agreement dated May 17, 2002 between the Company and
                  Continental Stock Transfer Trust Company, as rights agent                          ^
         4.3      First Amendment to Rights Agreement, dated as of February 19, 2003                 *
        31.1      Certification of Principal Accounting and Acting Principal Executive               o
                  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        32.1      Certification of Principal Accounting and Acting Principal Executive               o
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                                  ENZON PHARMACEUTICALS, INC.
                                         (Registrant)



Date:  November 15, 2004                   By: /s/Kenneth J. Zuerblis
                                              -----------------------
                                           Executive Vice President Finance,
                                           Chief Financial Officer and
                                           (Principal Accounting Officer and
                                           Acting Principal Executive Officer)
                                           Corporate Secretary