Form 10-Q/A
period 2004-09-30
ENZON PHARMACEUTICALS  INC
filed 2004-11-17
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-Q/A

                                (Amendment No. 1)

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

This amended quarterly report on Form 10-Q/A (this "Amendment") is being filed to amend and restate Item 4 of Part I of our Form 10-Q filed on November 15, 2004 (the "Original Filing"). This Amendment does not otherwise amend or alter in any way the Original Filing, as filed on November 15, 2004. This Amendment speaks as of the date of the Original Filing, and the we have not updated the disclosure in this Amendment to speak as of any later date.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Subsequent to September 30, 2004, the end of the period covered by this report, and in connection with preparation and review of our consolidated financial statements for the quarter ended September 30, 2004, management determined that an error had occurred related to the accounting for a derivative hedging instrument as of and for the quarter and year ended June 30, 2004 and an error had occurred in assessing the realizeability of deferred tax assets related to the unrealized loss on available-for-sale securities included in accumulated other comprehensive loss as of June 30, 2004.

         Executive management and the Finance and Audit Committee determined that there was a material weakness relating to the timely review and monitoring of certain account analyses, including the derivative hedging instrument and the assessment of the realizeability of deferred tax assets included in accumulated other comprehensive loss. In connection with restating our consolidated financial statements as of June 30, 2004, as reflected in our amended annual report on Form 10-K/A filed with the SEC on November 10, 2004, our acting principal executive officer and principal financial officer supervised and participated with other management in evaluating the effectiveness of our disclosure controls and procedures for the quarter ended September 30, 2004. Based on this evaluation, the acting principal executive officer and principal financial officer concluded that as of the quarter ended September 30, 2004 there were deficiencies in our disclosure controls and procedures, which resulted in the conclusion that the disclosure controls were ineffective. Further background on this matter and the changes in internal controls instituted as a result of the errors are described below.

CHANGES IN INTERNAL CONTROLS

         Prior to the filing of our quarterly report on Form 10-Q with the SEC on November 15, 2004, we made changes in our internal controls over financial reporting.

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

         The error related to the hedging instrument resulted in a misallocation between other income and accumulated other comprehensive loss as of and for the quarter and year ended June 30, 2004. The error related to the assessment of the realizeability of the deferred tax assets resulted in a decrease to deferred tax assets and an increase to accumulated other comprehensive loss as of June 30, 2004. Executive management and the Finance and Audit Committee determined that there was a material weakness relating to the timely review and monitoring of certain account analyses, including the derivative hedging instrument and the assessment of the realizeability of deferred tax assets established through accumulated other comprehensive loss. No other matters were identified that required significant adjustments to or modification of disclosure in our June 30, 2004 consolidated financial statements. We have instituted more comprehensive review and monitoring procedures to mitigate the risk of errors in these particular areas occurring in the future.

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

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ENZON PHARMACEUTICALS, INC.
                                         (Registrant)



Date:  November 17, 2004                   By: /s/Kenneth J. Zuerblis
                                              -----------------------
                                           Executive Vice President Finance,
                                           Chief Financial Officer and
                                           (Principal Accounting Officer and
                                           Acting Principal Executive Officer)
                                           Corporate Secretary