Form 10-Q
period 2004-12-31
ENZON PHARMACEUTICALS  INC
filed 2005-02-09
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                    For the Transition Period from ___ to ___

                         Commission file number 0-12957

                           ENZON PHARMACEUTICALS, INC.
                           ---------------------------
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

                                   ----------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                    ---   ---

Shares of Common Stock outstanding as of February 2, 2005:  43,876,159.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      DECEMBER 31, 2004           JUNE 30, 2004
                                                                     -------------------        ------------------
                                                                                                        (*)
ASSETS

Current assets:
  Cash and cash equivalents                                                 $69,473                  $ 91,532
  Short-term investments                                                     76,228                    27,119
  Accounts receivable, net                                                   18,322                    25,977
  Inventories                                                                14,440                    11,215
  Deferred tax and other current assets                                      17,279                    12,382
                                                                     -------------------        ------------------
       Total current assets                                                 195,742                   168,225
                                                                     -------------------        ------------------

Other assets:
  Property and equipment, net                                                34,152                    34,859
  Marketable securities                                                      63,389                    67,582
  Investments in equity securities                                           26,942                    37,906
  Amortizable intangible assets, net                                        185,076                   194,067
  Goodwill                                                                  150,985                   150,985
  Deferred tax and other assets                                              66,166                    68,786
                                                                     -------------------        ------------------
                                                                            526,710                   554,185
                                                                     -------------------        ------------------
Total assets                                                               $722,452                  $722,410
                                                                     ===================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $  8,614                  $  8,663
  Accrued expenses                                                           23,641                    23,001
                                                                     -------------------        ------------------
     Total current liabilities                                               32,255                    31,664
                                                                     -------------------        ------------------

Other liabilities                                                             1,153                     1,655
Notes payable                                                               400,000                   400,000
                                                                     -------------------        ------------------
                                                                            401,153                   401,655
                                                                     -------------------        ------------------
Commitments and contingencies
Stockholders' equity:
  Common stock-$.01 par value, authorized 90,000,000 shares;
   issued and outstanding 43,876,159 shares at December 31,
   2004 and 43,750,934 shares at June 30, 2004                                  439                       438
  Additional paid-in capital                                                323,656                   322,486
  Accumulated other comprehensive loss                                       (4,543)                   (5,035)
  Deferred compensation                                                      (4,205)                   (3,571)
  Accumulated deficit                                                       (26,303)                  (25,227)
                                                                     -------------------        ------------------
Total stockholders' equity                                                  289,044                   289,091
                                                                     -------------------        ------------------
Total liabilities and stockholders' equity                                 $722,452                  $722,410
                                                                     ===================        ==================

 (*) Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           DECEMBER 31,                 DECEMBER 31,
                                                                      ------------------------    ----------    ------------
                                                                        2004          2003          2004           2003
                                                                      ----------    ----------    ----------    ------------
Revenues:
    Product sales, net                                                 $26,962       $27,711        $54,489       $52,672
    Manufacturing revenue                                                5,463         2,187          7,976         3,791
    Royalties                                                           10,079        11,547         20,194        25,358
    Contract revenue                                                       412           253            711           521
                                                                      ----------    ----------    ----------    ------------
              Total revenues                                            42,916        41,698         83,370        82,342
                                                                      ----------    ----------    ----------    ------------

Costs and expenses:
    Cost of sales and manufacturing revenue                             12,381        11,825         23,282        22,737
    Research and development                                             8,887         7,388         18,933        13,939
    Selling, general and administrative                                 13,772        11,478         25,971        22,687
    Amortization of acquired intangible assets                           3,394         3,358          6,752         6,716
                                                                      ----------    ----------    ----------    ------------
             Total costs and expenses                                   38,434        34,049         74,938        66,079
                                                                      ----------    ----------    ----------    ------------

Operating income                                                         4,482         7,649          8,432        16,263
                                                                      ----------    ----------    ----------    ------------
Other income (expense):
    Investment income, net                                                 973           706          1,743         1,180
    Interest expense                                                    (4,957)       (4,957)        (9,914)       (9,914)
    Other,net                                                           (1,273)          101         (1,943)          408
                                                                      ----------    ----------    ----------    ------------
                                                                        (5,257)       (4,150)       (10,114)       (8,326)
                                                                      ----------    ----------    ----------    ------------

(Loss) income before tax (benefit) provision                              (775)        3,499         (1,682)        7,937
Income tax (benefit) provision                                            (243)        1,180           (606)        2,814
                                                                      ----------    ----------    ----------    ------------
Net (loss) income                                                        $(532)       $2,319        $(1,076)       $5,123
                                                                      ==========    ==========    ==========    ============

Basic (loss) earnings per common share                                 $ (0.01)        $0.05         $(0.02)        $0.12
                                                                      ==========    ==========    ==========    ============
Diluted (loss) earnings per common share                               $ (0.01)        $0.05         $(0.02)        $0.12
                                                                      ==========    ==========    ==========    ============
Weighted average number of common shares outstanding - basic            43,483        43,307         43,476        43,298
                                                                      ==========    ==========    ==========    ============
Weighted average number of common shares and dilutive
    potential common shares outstanding                                 43,483        43,586         43,476        43,591
                                                                      ==========    ==========    ==========    ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                    ----------------------------------------
                                                                          2004                   2003
                                                                    ------------------     -----------------

Cash flows from operating activities:
      Net (loss) income                                                  $(1,076)                 $5,123
      Adjustments to reconcile net (loss) income to net cash
           provided by operating activities:
           Depreciation and amortization                                  11,359                  10,958
           Non-cash expense for issuance of common stock                     373                     708
           Loss on sale of equity investment                               1,863                       -
           Non-cash gain on sale of investments                             (355)                      -
           Non-cash loss (gain) related to equity collar                     575                    (401)
                arrangement
           Amortization of debt issue costs                                  914                     914
           Amortization of bond premium/discount                           1,275                    (107)
           Deferred income taxes                                            (326)                    997
      Changes in operating assets and liabilities                          3,325                     680
                                                                    ------------------     -----------------

                    Net cash provided by operating activities             17,927                  18,872
                                                                    ------------------     -----------------

Cash flows from investing activities:
      Purchase of property and equipment                                  (1,661)                 (2,726)
      Proceeds from sale of equity investment                              7,510                       -
      Proceeds from sale of marketable securities                         18,330                  27,944
      Purchase of marketable securities                                  (64,330)                (21,950)
                                                                    ------------------     -----------------

                    Net cash (used in) provided by investing             (40,151)                  3,268
                         activities
                                                                    ------------------     -----------------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                 165                     272
                                                                    ------------------     -----------------

                    Net cash provided by financing activities                165                     272
                                                                    ------------------     -----------------

Net (decrease) increase in cash and cash equivalents                     (22,059)                 22,412

Cash and cash equivalents at beginning of period                          91,532                  66,752
                                                                    ------------------     -----------------

Cash and cash equivalents at end of period                              $ 69,473                 $89,164
                                                                    ==================     =================

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (the "Company") in accordance with United States generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A.

(2) MARKETABLE SECURITIES

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

         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at December 31, 2004 were as follows (in thousands):


                                                                Gross             Gross
                                            Amortized        Unrealized         Unrealized           Fair
                                              Cost          Holding Gains     Holding Losses        Value*
                                         ----------------  ----------------  ----------------   ----------------
U.S. Government agency debt                     $ 68,981               $ 3           $ (304)           $ 68,680
U.S. corporate debt                               71,592                 7             (662)             70,937
                                         ----------------  ----------------  ----------------   ----------------
                                                $140,573               $10           $ (966)           $139,617
                                         ================  ================  ================   ================

          * Included in short-term investments $76,228 and marketable securities $63,389.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The amortized cost, gross unrealized holding gains or losses, and fair value for the companies available-for-sale securities by major security type at June 30, 2004 were as follows (in thousands):

                                                               Gross              Gross
                                           Amortized        Unrealized          Unrealized          Fair
                                             Cost          Holding Gains      Holding Losses       Value*
                                        ----------------  ----------------   ----------------  ----------------
     U.S. Government agency debt             $ 24,017             $ 5             $  (351)        $ 23,671
     U.S. corporate debt                       71,832               6                (808)          71,030

                                        ----------------  ----------------   ----------------  ----------------
                                             $ 95,849             $11             $(1,159)         $94,701
                                        ================  ================   ================  ================

         * Included in short-term investments $27,119 and marketable securities $67,582.

(3)  COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

         The following table reconciles net (loss) income to comprehensive
(loss) income (in thousands):

                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            DECEMBER 31,                DECEMBER 31,
                                                       ------------------------    -----------------------
                                                         2004          2003          2004         2003
                                                       ----------    ----------    ---------    ----------
         Net (loss) income                                $(532)       $2,319       $(1,076)     $5,123
         Other comprehensive income:
             Unrealized (loss) gain on securities
                  that arose during the period             (361)         (514)          191        (321)

             Unrealized (loss) gain on NPS
                  investment arising during the
                  period                                 (2,059)            -        (1,013)      1,824

            Foreign currency translation                      8             -            13           -

             Reclassification adjustment
                 for loss (gain) included in net
                 income                                   1,339           (59)        1,301        (449)
                                                       ----------    ----------    ---------    ----------

             Total other comprehensive income            (1,073)         (573)          492       1,054
                                                       ----------    ----------    ---------    ----------

         Comprehensive income                           $(1,605)       $1,746         $(584)     $6,177
                                                       ==========    ==========    =========    ==========


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing the net (loss) income by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and six months ended December 31, 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. As of December 31, 2004 and 2003, the Company had 10.1 million and 9.3 million, respectively, dilutive potential common shares outstanding that are excluded from the dilutive earnings per share calculations as they are antidilutive.

         The following table reconciles the basic and diluted earnings per share calculations (in thousands):

                                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   DECEMBER 31,              DECEMBER 31,
                                                               ----------------------    ----------------------
                                                                 2004          2003       2004         2003
                                                               ---------    ---------    --------    ----------

       Net (loss) income                                          $(532)      $2,319     $(1,076)       $5,123
                                                               =========    =========    ========    ==========

       Weighted average number of common
          shares issued and outstanding - basic                  43,483       43,307      43,476        43,298
       Effect of dilutive common stock equivalents:
             Exercise of stock options                                -          279           -           293
                                                               ---------    ---------    --------    ----------
                                                                 43,483       43,586      43,476        43,591
                                                               =========    =========    ========    ==========


(5)  STOCK BASED COMPENSATION

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. Stock-based compensation reflected in net
(loss) income is attributed to restricted stock. No stock-based employee compensation cost is reflected in net (loss) income with respect to all options granted to employees have exercise prices equal to the market value of the underlying Common Stock at the date of grant.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  DECEMBER 31,                 DECEMBER 31,
                                                             ------------------------    --------------------------
                                                                 2004         2003         2004            2003
                                                             ----------    ----------    ----------   -------------
    Net (loss) income:
         As reported                                             $(532)      $2,319       $(1,076)        $5,123

    Add stock-based employee
        compensation expense included in
        reported net income, net of tax (1)                        132          237           239            423

   Deduct total stock-based employee
        compensation expense determined
        under fair-value-based method for all
        awards, net of tax (1)                                  (3,484)      (2,999)       (6,879)        (5,284)
                                                             ----------    ----------    ----------   -------------

   Pro forma net (loss) income                                 $(3,884)       $(443)      $(7,716)          $262
                                                             ==========    ==========    ==========   =============

   Earnings per common share - basic:
            As reported                                        $(0.01)       $0.05         $(0.02)          $0.12
            Pro forma                                          $(0.09)      ($0.01)        $(0.18)          $0.01
   Earnings per common share - diluted:
            As reported                                        $(0.01)       $0.05         $(0.02)          $0.12
            Pro forma                                          $(0.09)      ($0.01)        $(0.18)          $0.01

         (1) Information for 2004 and 2003 has been adjusted for income taxes using estimated tax rates of 36% and 35%, respectively.

(6)  INVENTORIES

         Inventories consisted of the following (in thousands):

                                                                 DECEMBER 31, 2004        JUNE 30, 2004
                                                               --------------------    ---------------------
             Raw materials                                              $5,283               $3,143
             Work in process                                             4,119                3,716
             Finished goods                                              5,038                4,356
                                                               --------------------    ---------------------
                                                                       $14,440              $11,215
                                                               ====================    =====================

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(7)   INTANGIBLE ASSETS

         Intangible assets consisted of the following (in thousands):

                                                            DECEMBER 31,          ESTIMATED
                                                                2004             USEFUL LIVES
                                                           ----------------    -----------------
          Product Patented Technology                           $ 64,400             12 years
          Manufacturing Patent                                    18,300             12 years
          NDA Approval                                            31,100             12 years
          Trade name and other product rights                     80,000             15 years
          Manufacturing Contract                                   2,200              3 years
          Patent                                                   1,906             15 years
          Product Acquisition Costs                               26,194          10-14 years
                                                           ----------------
                                                                 224,100
          Less:  Accumulated amortization                         39,024
                                                           ----------------
                                                                $185,076
                                                           ================

         Amortization charged to operations relating to intangible assets totaled $4.5 million including $1.1 million which is classified in cost of sales and manufacturing revenue for both the three months ended December 31, 2004 and 2003. For the six months ended December 31, 2004 and 2003 amortization charged to operations relating to intangible assets totaled $9.0 million including $2.2 million which is classified in cost of sales and manufacturing revenue. Amortization expense for these intangibles and certain other product acquisition costs for the next five fiscal years is expected to be approximately $15.5 million per year.

 (8)   GOODWILL

        On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (Amphotericin B Lipid Complex Injection) (the "North American ABELCET business") from Elan Corporation, plc ("Elan") for $360.0 million plus acquisition costs of approximately $9.3 million. The acquisition is being accounted for by the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations". The amount assigned to goodwill in connection with the ABELCET product line acquisition was recorded at $151.0 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill but rather reviews it at least annually for impairment. For income tax purposes, the entire amount of goodwill is deductible and is being amortized over a 15 year period.

(9)  CASH FLOW INFORMATION

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9.0 million for the six months ended December 31, 2004 and 2003. Income tax payments for the six months ended December 31, 2004 and 2003, respectively were $366,000 and $3.2 million.

(10)  INCOME TAXES

         The Company recognized a tax benefit for the six months ended December 31, 2004 at an estimated annual effective tax rate of 36%, which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005. During the three and six months ended December 31, 2004 the Company recorded a valuation allowance of $1.3 million and $696,000, respectively, related to capital loss carryforwards generated during the period related to the sale of a portion of its equity investment in NPS Pharmaceuticals, Inc. ("NPS") and certain investments in debt and equity securities.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         At December 31, 2004, the Company recognized approximately $68.5 million in net deferred tax assets because management concluded that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of December 31, 2004, the Company carries a valuation allowance of $17.2 million with respect to certain capital loss carryforwards, deductible temporary differences that would result in a capital loss carryforward when realized and federal research and development tax credits, as the ultimate utilization of such losses and credits is not more likely than not. The Company will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

         The tax provision for the three and six months ended December 31, 2003 was based on the Company's then projected income tax benefit and taxable loss for the fiscal year ended June 30, 2004.

(11)  BUSINESS SEGMENTS

         A single management team that reports to the Chief Executive Officer comprehensively manages the business operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates or contract manufacturing. In addition, the Company does not conduct any operations outside of the United States and Canada. The Company does not prepare discrete financial statements with respect to separate product or contract manufacturing areas. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

(12)  DERIVATIVE INSTRUMENTS

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS the Company received as part of a merger termination agreement with NPS. The termination agreement imposed a limit on the maximum number of shares that can be transferred each month. The terms of the collar arrangement are structured so that the Company's investment in NPS stock, when combined with the value of the collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The collar is considered a derivative cash flow hedging instrument under SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other comprehensive income (See Note 3) or in the Consolidated Statement of Operations depending on the portion of the derivative designated and effective as a hedge.

         As of December 31, 2004, the market value of NPS common stock was $18.28 per share, which is below the bottom of the collar. When the underlying shares become unrestricted and freely tradable the Company was required to deliver a corresponding number of underlying shares to the financial institution as posted collateral. In order to deliver such shares, during the six months ended December 31, 2004, the Company sold and re-purchased 375,000 shares of common stock of NPS. The unrealized gain previously included in other comprehensive income prior to the sale and re-purchase with respect to these shares aggregating $1.3 million for the six months ended December 31, 2004, was recognized in the Consolidated Statements of Operations and is included in "Other Income". There were no sales and re-purchases of stock for the three months ended December 31, 2004. During the three and six month periods ended December 31, 2003, the Company sold and re-purchased 375,000 shares of common stock of NPS. The unrealized gain previously recognized under other comprehensive income with respect to these shares aggregating $600,000 was recognized in the Consolidated Statements of Operations for the three and six months ended December 31, 2003.

         During November 2004, the first portion of the collar agreement matured resulting in the Company receiving net proceeds of $7.5 million, which represented the floor of the collar or $19.95 per share. NPS common stock was trading at $17.13 on the day the first portion of the collar matured. The unrealized loss of approximately $2.0 million dollars previously included in other comprehensive income (loss) was recognized in the Consolidated Statement of Operations and included in Other Income for the three and six months ended December 31, 2004. The change during the period in the time value component of the collar represents a gain of $307,000 and a loss of $822,000 for the three and six months ended December 31, 2004 and a loss of $199,000 and $506,000 for the three and six months ended December 31, 2003. This change is recorded as "Other Income" in the Consolidated Statement of Operations. The remainder of the collar will mature in three separate three-month intervals from February 2005 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

(13)   NEW ACCOUNTING PRONOUNCEMENTS

       In response to the enactment of the American Job Creation Act of 2004 (the "Jobs Act") on October 22, 2004 the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004.

       FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in deduction is up to nine percent of the lesser of taxable income or "qualified production activities income." The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, the Company will recognize a reduction in its provision for income taxes for domestic production activities in the quarterly periods in which the Company is eligible for the deduction.

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on July
1, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

       In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R no later than July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on July 1, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but does not expect it to have a material impact.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash reserves, which include cash, cash equivalents and marketable securities, were $209.1 million as of December 31, 2004, as compared to $186.2 million as of June 30, 2004. The increase is primarily due to net cash provided by operating activities and proceeds from the liquidation of a portion of the shares of NPS Common Stock that we own. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.

         During the six months ended December 31, 2004, net cash provided by operating activities was $18.0 million, compared to $18.9 million for the six months ended December 31, 2003. Net cash provided by operations was principally due to non-cash charges included in the net loss for the six months ended December 31, 2004. The non-cash charges were depreciation and amortization of $11.4 million and losses on the Company's sales of NPS common stock and related losses on the equity collar agreement totaling $2.4 million.

         Cash used in investing activities totaled $40.1 million for the six months ended December 31, 2004 compared to cash provided by investing activities of $3.3 million for the six months ended December 31, 2003. Cash used in investing activities during the six months ended December 31, 2004, consisted of $1.7 of capital expenditures and net purchases of marketable securities of $45.9 million, offset by $7.5 million in proceeds from the liquidation of a portion of our shares of NPS Common Stock.

         As of December 31, 2004, we had $400.0 million of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $9.0 million as of December 31, 2004. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. We may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") the Company received as part of a merger termination agreement with NPS. The first interval of four intervals matured during the three months ended December 31, 2004 and we liquidated that portion of the investment and received proceeds of $7.5 million. The remainder of the collar will mature in three separate three-month intervals from February 2005 through August 2005, at which time the Company will receive the proceeds from the sale of the securities which we estimate with consideration to the collar to be $22.4 million to $28.5 million. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

         Our current sources of liquidity are our cash and cash equivalents, interest earned on such cash and cash equivalents, short-term investments, marketable securities, sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET(R), royalties earned, which are primarily related to sales of PEG-INTRON(R) and contract manufacturing revenue. In addition, we intend to sell our positions in NPS and reinvest in marketable securities. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

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

OFF-BALANCE SHEET ARRANGEMENTS

         As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2004 we are not involved in any SPE transactions.

CONTRACTUAL OBLIGATIONS

         Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners. Since June 30, 2004, there has been no material changes with respect to our contractual obligations as disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our annual report on Form 10-K/A for the year ended June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

         Revenues. Total revenues for the three months ended December 31, 2004 were $43.0 million, as compared to $41.7 million for the three months ended December 31, 2003. The components of revenues are product sales, contract manufacturing revenue, royalties we earn on the sale of our products by others and contract revenue.

         Net product sales decreased by 3% to $27.0 million for the three months ended December 31, 2004, as compared to $27.7 million for the three months ended December 31, 2003. The decrease in sales was due to decreased sales of ABELCET. Sales of ABELCET in North America decreased by 21% to $14.3 million for the three months ended December 31, 2004, as compared to $18.0 million for the three months ended December 31, 2003 as a result of weaker demand for the product due to increased competition in the intravenous antifungal market. Sales of DEPOCYT increased by 23% to $1.6 million for the three months ended December 31, 2004 as compared to $1.3 million for the three months ended December 31, 2003. DEPOCYT's growth over the prior year was primarily attributable to the Company's sales and marketing efforts to support the product. Sales of ONCASPAR increased by 25% to $5.5 million for the three months ended December 31, 2004 from $4.4 million in the corresponding period in the prior year. The increase in sales of ONCASPAR over the prior year was primarily driven by our focused marketing effort and replacement of product that was returned due to the Company's voluntary recall of certain batches of ONCASPAR during the quarter ended September 30, 2004. Sales of ADAGEN increased by 40% for the three months ended December 31, 2004 to $5.6 million as compared to $4.0 million for the three months ended December 31, 2003 due to an increase in the number of patients receiving ADAGEN therapy and the timing of shipments.

         Contract manufacturing revenue for the three months ended December 31, 2004 increased to $5.5 million, as compared to $2.2 million for the comparable period of the prior year, due to the timing of orders from our contract manufacturing customers. Contract manufacturing revenue is related to the manufacture and sale of ABELCET for the international market and other contract manufacturing revenue.

         Royalties for the three months ended December 31, 2004, decreased to $10.1 million as compared to $11.5 million in the same period in the prior year. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to competitive pressure from the competing pegylated alpha interferon product, PEGASYS(R), which Hoffmann-La Roche launched in December 2002.

         Due to the competitive pressure and contracting market conditions, we believe royalties from sales of PEG-INTRON in the United States and Europe may continue to decrease in the near term. This decrease may be offset by the ongoing launch of PEG-INTRON in combination with REBETOL(R) in Japan. Schering-Plough began selling PEG-INTRON in Japan during December 2004. Since its launch in the United States and Europe, the competing product has taken market share away from PEG-INTRON and the overall market for pegylated alpha interferon in the treatment of hepatitis C has not increased enough to offset the effect this competition has had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that the competing product will not continue to gain market share at the expense of PEG-INTRON, which could result in lower PEG-INTRON sales and royalties to us.

         Based on competitive pressure from the introduction of new products in the antifungal market, namely Pfizer's VFEND(R) and Merck's CANCIDAS(R) and more recent pricing pressure in the market for lipid formulations of amphotericin B, we believe ABELCET may continue to be negatively impacted over the next year.

         We expect ADAGEN sales to grow over the next year at similar levels to those achieved for the year ended June 30, 2004. Assuming we are able to successfully address certain manufacturing and product stability problems we have experienced with ONCASPAR, which have resulted in the recent recalls mentioned above, we expect ONCASPAR sales to continue to grow, but at a pace slower then the growth achieved in fiscal 2004. ONCASPAR sales may decline, however, if we are unable to correct these manufacturing and product stability problems. We expect DEPOCYT sales to gain modestly from the current sales levels. However, we cannot assure you that any particular sales levels of ABELCET, ADAGEN, ONCASPAR, DEPOCYT or PEG-INTRON will be achieved or maintained.

         Contract revenues for the three months ended December 31, 2004 were $412,000 as compared to $253,000 for the three months ended December 31, 2003. The increase was due to revenue related to a development agreement we entered into with Pharmagene plc.

         During the three months ended December 31, 2004, we had export sales and royalties on export sales of $11.7 million, of which $9.3 million were in Europe. Export sales and royalties recognized on export sales for the prior year quarter were $9.1 million, of which $7.7 million were in Europe.

         Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue, decreased to 38% for the three months ended December 31, 2004 as compared to 40% for the same period last year. The decrease was principally due to lower manufacturing cost for ABELCET. Included with cost of sales is $1.1 million for the three months ended December 31, 2004 and 2003 related to amortization of intangible assets acquired in connection with the ABELCET acquisition during November 2002.

         Research and Development. Research and development expenses increased by 20% to $8.9 million for the three months ended December 31, 2004 from $7.4 million for the same period last year. The increase was primarily due to spending of approximately $1.5 million related to our strategic partnership with Inex Pharmaceuticals Corporation on Inex's proprietary oncology product MARQIBO. In January 2005, the United States Food and Drug Administration (FDA) provided an action letter to the company's partner, Inex, detailing that MARQIBO is "not approvable" under the FDA's accelerated approval regulations based on the Phase 2b clinical-trial data submitted.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 2004 increased by 20% to $13.8 million, as compared to $11.5 million for the same period last year. The increase was primarily due to increased sales and marketing expense of approximately $2.0 million and increased accounting and auditing fees of approximately $300,000.

         Amortization. Amortization expense remained unchanged at $3.4 million for the three months ended December 31, 2004 and 2003. Amortization expense for both periods related to intangible assets acquired in connection with the ABELCET acquisition during November 2002. In addition, a portion of amortization is classified in cost of sales and manufacturing revenue. Amortization of intangible assets is calculated on a straight-line basis over the estimated lives of the assets, which range from 3 to 15 years.

         Other income (expense). Other income (expense) for the three months ended December 31, 2004 was an expense of $5.3 million, as compared to an expense of $4.2 million for the three months ended December 31, 2003. Other income (expense) includes: net investment income, interest expense, and other income.

         Net investment income for the three months ended December 31, 2004 increased to $973,000 from $706,000 for the three months ended December 31, 2003 due to an increase in our interest bearing investments and higher interest rates.

         Interest expense was $5.0 million for each of the three months ended December 31, 2004 and 2003. Interest expense is related to $400.0 million in 4.5% convertible subordinated notes, which were outstanding for each of the periods.

         Other income (expense) decreased to an expense of $1.3 million for the three months ended December 31, 2004, as compared to income of $101,000 for the three months ended December 31, 2003. The decrease in other income was related to the loss on the liquidation of a portion of our investment in NPS common stock and a loss on the derivative instrument we formed as a protective collar arrangement to reduce our exposure associated with changes in the fair value of these shares.

         Income Taxes. During the three months ended December 31, 2004 we recognized a tax benefit of approximately $243,000 compared to tax expense of $1.2 million, for the three months ended December 31, 2003. We recognized a tax benefit for the three months ended December 31, 2004 at an estimated annual effective tax rate of 36%, which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005. The tax provision for the three months ended December 31, 2003 was based on the Company's projected income tax expense and taxable income for the fiscal year ended June 30, 2004.

SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

         Revenues. Total revenues for the six months ended December 31, 2004 were $83.4 million, as compared to $82.3 million for the six months ended December 31, 2003. The components of revenues are product sales, contract manufacturing revenue, royalties we earn on the sale of our products by others and contract revenues.

         Net product sales increased by 3% to $54.5 million for the six months ended December 31, 2004, as compared to $52.7 million for the six months ended December 31, 2003. The increase in sales was due to increased sales of three of our internally marketed products: ADAGEN(R), DEPOCYT(R), and ONCASPAR(R). Sales of ABELCET in North America decreased by 7% to $30.8 million for the six months ended December 31, 2004, as compared to $33.0 million for the six months ended December 31, 2003 as a result of weaker demand for the product due to increased competition in the intravenous antifungal market. Sales of DEPOCYT increased by 54% to $4.0 million for the six months ended December 31, 2004 as compared to $2.6 million for the six months ended December 31, 2003. Sales of ONCASPAR increased by 17% to $9.8 million for the six months ended December 31, 2004, as compared to $8.4 million in the corresponding period in the prior year. These increased product sales resulted in large part from our focused sales and marketing efforts to support ONCASPAR and DEPOCYT. Sales of ADAGEN increased by 14% for the six months ended December 31, 2004 to $9.9 million as compared to $8.7 million for the six months ended December 31, 2003 due to an increase in the number of patients receiving ADAGEN therapy and the timing of shipments.

         Contract manufacturing revenue for the six months ended December 31, 2004 increased to $8.0 million, as compared to $3.8 million for the comparable period of the prior year due to the timing of orders from our contract manufacturing customers. Contract manufacturing revenue is related to the manufacture and sale of ABELCET for the international market and other contract manufacturing revenue.

         Royalties for the six months ended December 31, 2004, decreased to $20.2 million as compared to $25.3 million in the same period in the prior year. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to competitive pressure from the competing pegylated alpha interferon product, PEGASYS(R), which Hoffmann-La Rouche launched in December 2002.

         Contract revenues for the six months ended December 31, 2004 increased to $711,000 as compared to $521,000 in the previous year, due to revenue related to the co-development agreement we entered into with Pharmagene plc.

         During the six months ended December 31, 2004, we had export sales and royalties on export sales of $22.5 million, of which $17.2 million were in Europe. Export sales and royalties recognized on export sales for the prior year were $19.1 million, of which $16.2 million were in Europe.

         Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue, decreased to 37% for the six months ended December 31, 2004 compared to 40% for the six months ended December 31, 2003 due to lower manufacturing cost for ABELCET. Included with costs of sales is $2.2 million for the six months ended December 31, 2004 and 2003 related to amortization of intangible assets acquired in connection with the ABELCET acquisition during November 2002.

         Research and Development. Research and development expenses increased by 36% to $18.9 million for the six months ended December 31, 2004 from $13.9 million for the same period last year. The increase was primarily due to increased spending of approximately $2.7 million related to our strategic partnership with Inex on Inex's proprietary oncology product, MARQIBO, and increased personnel-related expenses of approximately $2.3 million. In January 2005, the FDA provided an action letter to the company's partner, Inex, detailing that MARQIBO is "not approvable" under the FDA's accelerated approval regulations based on the Phase 2b clinical-trial data submitted.

         Selling, General and Administrative. Selling, general and administrative expenses for the six months ended December 31, 2004 increased by 15% to $26.0 million, as compared to $22.7 million in the same period last year. The increase was primarily due to increased sales and marketing expense of approximately $3.7 million which includes expenses associated with the potential launch of MARQIBO. This increase was offset in part by a decrease in general and administrative personnel and other related costs of approximately $414,000.

         Amortization. Amortization expense remained unchanged at $6.7 million for the six months ended December 31, 2004 and 2003. Amortization expense for both periods relates to intangible assets acquired in connection with the ABELCET acquisition during November 2002. In addition, a portion of amortization is classified in cost of sales and manufacturing revenue. Amortization of intangible assets is calculated on a straight line basis over the estimated lives of the assets, which range from 3 to 5 years.

         Other income (expense). Other income (expense) for the six months ended December 31, 2004 was an expense of $10.1 million, as compared to an expense of $8.3 million for the six months ended December 31, 2003. Other income (expense) includes: net investment income, interest expense, and other income.

         Net investment income for the six months ended December 31, 2004 increased to $1.7 million from $1.2 million for the six months ended December 31, 2003, due to an increase in our interest bearing investments, along with higher interest rates.

         Interest expense was $9.9 million for each of the six months ended December 31, 2004 and 2003. Interest expense is related to $400.0 million in 4.5% convertible subordinated notes, which were outstanding for each of the periods.

         Other income (expense) decreased to an expense of $1.9 million for the six months ended December 31, 2004, as compared to income of $408,000 for the six months ended December 31, 2003. The decrease in other income was related to the loss on the liquidation of a portion of our investment in NPS common stock and a loss on the derivative instrument we formed as a protective collar arrangement to reduce our exposure associated with changes in the fair value of these shares.

         Income Taxes. During the six months ended December 31, 2004 we recognized a tax benefit of approximately $606,000 compared to tax expense $2.8 million, for the six months ended December 31, 2003. We recognized a tax provision for the three months ended December 31, 2004 at an estimated annual effective tax rate of 36%, which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005. The tax provision for the six months ended December 31, 2003 was recorded based on an estimated annual effective tax rate of 35% which represented our anticipated Alternative Minimum Tax Liability based on the anticipated taxable income for the full fiscal year.

CRITICAL ACCOUNTING POLICIES

         In December 2001, the U.S. Securities and Exchange Commission ("SEC") requested that all registrants discuss their most "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of December 31, 2004 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

         Revenue from product sales and manufacturing revenue is recognized upon passage of title and risk of loss to customers. This is generally at the time products are shipped to customers. Provisions for discounts or chargebacks, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

         The majority of our net products sales are to distributors who resell the products to the end customers. We provide rebates or chargebacks to members of buying groups who purchase from our distributors that sell to their customers at prices determined under a contract between Enzon and the customer. In addition, state agencies, which administer various programs such as the U.S. Medicaid and Medicare program also receive rebates or Medicaid rebates and administrative fees. Chargeback amounts are usually based upon the volume of purchases or by reference to a specific price for a product. Factors that complicate the rebate calculations are which customer or government price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, we estimate the amount of the chargeback that will be paid, and record the amounts as a reduction to accounts receivable and a reduction of gross sales when we record the sale of the product. Settlement of the chargebacks generally occur from three to nine months after sale. We regularly analyze the historical chargebacks trends and makes adjustments to recorded reserves for changes in trends.

         Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. Medicaid rebates are typically paid up to six months later. In determining the appropriate accrual amount we consider our historical Medicaid rebate and administration fee payments by product as a percentage of our historical sales as well as any significant changes in sales trend, an evaluation of the current Medicaid rebate laws and interpretations and the percentage of our products that are sold to Medicaid patients.

         The following is a summary of reductions of gross sales accrued as of June 30, 2004 (the end of our last fiscal year) and December 31, 2004:

                                                         December 31, 2004          June 30, 2004
                                                       ----------------------    ---------------------
     Accounts Receivable Reductions
          Chargebacks                                           $9,479                   $7,802
          Cash Discounts                                           318                      414
          Other (including returns)                              1,241                    1,323
                                                       ----------------------    ---------------------
                Total                                          $11,038                   $9,539
                                                       ----------------------    ---------------------
     Accrued Liabilities
           Medicaid Rebates                                    $ 2,354                   $2,011
           Administrative Fees                                     605                      640
                                                       ----------------------    ---------------------
                Total                                           $2,959                   $2,651
                                                       ----------------------    ---------------------


         There were no revisions to the estimates for gross to net sales adjustment that would be material to income from operations for the three and six months ended December 31, 2004 and 2003.

         Royalties under our license agreements with third parties are recognized when earned through the sale of the product by the licensee net of any estimated future credits, chargebacks, sales discount rebates and refunds.

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

         Under the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have significant net deferred tax assets, primarily related to net operating loss and other carryforwards, and continue to analyze what level of the valuation allowance is needed taking into consideration the expected future performance of the Company.

         We assess the carrying value of our cost method investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity" and SEC Staff Accounting Bulletin ("SAB") No. 59 "Accounting for Non-current Marketable Equity Securities". An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances change.

         In accordance with the provisions of SFAS No. 142 "Goodwill and other Intangible Assets", goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination, are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. We completed our annual goodwill impairment test on May 31, 2004, which indicated that goodwill was not impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the Company level because the Company is in one reporting unit and consists of two steps. First, we determine the fair value of our reporting unit and compare it to its carrying amount. Second, if the carrying amount of its reporting unit exceeds our fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations". The residual fair value after this allocation is the implied fair value of our goodwill. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

         We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for our fixed plan stock options. As such, compensation expense would be recorded on the date of grant of options to employees and members of the Board of Directors only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended in December 2004.

         When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, we record deferred compensation for the difference and amortize this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and recognized over the related vesting period.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS (CAUTIONARY
STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995)

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. These statements use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," "will," and other words and terms of similar meaning in connection with a discussion of potential future events or circumstances or future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.

         Specific examples of such forward looking statements in this report include statements relating to the potential impact on our revenues of Schering-Plough's launch of PEG-INTRON in Japan, the potential impact on our ability to sustain or grow our ABELCET revenues in light of continuing competitive and pricing pressure in the intravenous antifungal market, the future sales performance of our other products, the potential impact of the manufacturing and stability problems with ONCASPAR we continue to experience, the performance of our protective collar arrangement relating to the shares of NPS common stock we hold, the continued sufficiency of our capital resources and our ability to access the capital markets in the future. This is not necessarily inclusive of all examples of forward looking statements that are or may be contained in this report.

         Any or all forward-looking statements contained in this discussion may turn out to be wrong. Actual results may vary materially, and there are no guarantees about our financial and operating performance or the performance of our stock. All statements are made as of the date of signing of this report and we do not assume any obligation to update any forward-looking statement.

         Many factors could cause actual results to differ from the results or developments discussed or predicted in the forward looking statements made in this report. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, many of them are described under the caption "Risk Factors" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004, which we filed with the SEC and which is incorporated herein by reference. Readers of this report are advised to read such Risk Factors in connection with this report. The following information supplements and updates such Risk
Factors:

o Although Schering-Plough has received approval for PEG-INTRON in Japan in combination with REBETOL for the treatment of hepatitis C, there can be no assurance that Schering-Plough will successfully market PEG-INTRON in Japan. It is anticipated that Hoffmann-La Roche will obtain marketing approval in Japan for a competing pegylated interferon-based combination therapy for hepatitis C in the next one or two years. Hoffmann-La Roche's subsidiary (Chugai Pharmaceutical Co.
         LTD) currently markets other pharmaceutical products in Japan. Even if Schering-Plough is successful in launching PEG-INTRON in Japan, it is likely that the future launch in Japan of Hoffmann-La Roche's competing pegylated interferon-based combination therapy will have a negative impact on PEG-INTRON's Japanese market share and sales.

o We have begun to experience increasing pricing pressure with respect to ABELCET. In particular, Fujisawa Healthcare Inc. and Gilead Sciences, Inc., which jointly market a competing liposomal amphotericin B product, have aggressively lowered the price of their product in certain regions and for certain customers in the U.S. This has resulted in the shrinkage or loss of certain of our customer accounts. We are developing strategies to address this competitive threat, but there can be no assurance as to when or whether we will be successful in stopping or reversing this trend.

o We have received a notice from Bristol-Myers Squibb Company ("BMS") terminating our amphotericin B supply agreement with BMS effective March 1, 2006. We currently have an alternative source of supply of amphotericin B and are seeking to qualify at least one additional source of supply. The termination by BMS may give rise to future increased costs for the acquisition of amphotericin B as well as increased capital expenditures related to readying a new supplier's facilities for cGMP production and regulatory approval of ABELCET incorporating the alternative amphotericin B. Although there can be no assurance as to the timing of these increased costs and additional capital expenditures, we anticipate that these may be incurred beginning in calendar 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

         Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. The terms of the collar arrangement are structured so that our investment in NPS stock, when combined with the value of the collar, should secure ultimate cash proceeds in the range of 85% - 108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off the closing price of NPS common stock on the day before the collar was executed) (See Note 12). We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at December 31, 2004 all of our holdings were in instruments maturing in four years or less.

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2004 (in thousands):

                                2005         2006         2007          2008        TOTAL        FAIR VALUE
                              ---------    ---------    ----------    ---------    ---------    -------------
   Fixed Rate                 $76,521        $38,425       $20,627      $5,000      $140,573      $139,617
   Average Interest Rate        0.89%          2.32%         2.69%       2.73%         1.61%             -
   Variable Rate                    -              -             -           -             -             -
   Average Interest Rate            -              -             -           -             -             -
                              ---------    ---------    ----------    ---------    ---------    -------------
                              $76,521        $38,425       $20,627      $5,000      $140,573      $139,617
                              =========    =========    ==========    =========    =========    =============

         Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $377.0 million at December 31, 2004. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

         During the quarter ended December 31, 2004, we made changes in our internal controls over financial reporting that are likely to materially affect our internal control over financial reporting. The changes comprised the institution of more comprehensive review and monitoring procedures to mitigate the risk of certain errors of the type described below.

         During the quarter ended December 31, 2004, in connection with the preparation of our quarterly report for the quarter ended September 30, 2004, we detected previous errors related to (i) accounting for our derivative hedging instrument and (ii) assessing the realizeability of deferred tax assets related to the unrealized loss on available-for-sale securities included in accumulated other comprehensive loss.

         One error related to the hedging instrument resulted in a misallocation between other income and accumulated other comprehensive loss as of and for the quarter and year ended June 30, 2004. The other error related to the assessment of the realizeability of the deferred tax assets resulted in a decrease to deferred tax assets and an increase to accumulated other comprehensive loss as of June 30, 2004. Executive management and the Finance and Audit Committee determined that there was a material weakness to our internal control over financial reporting relating to the timely review and monitoring of certain account analyses, including the derivative hedging instrument and the assessment of the realizeability of deferred tax assets established through accumulated other comprehensive loss. As mentioned above, we have instituted more comprehensive review and monitoring procedures to mitigate the risk of errors in these particular areas occurring in the future.

PART II OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



          (a)  An annual meeting of stockholders was held on December 7, 2004.

          (b) The directors elected at the annual meeting were Rolf A. Classon and Robert LeBuhn, Jr. The term of office as a director for each of Dr. Goran Ando, Jeffrey H. Buchalter, Dr. Rosina Dixon and Victor P. Micati continued after the annual meeting.

          (c) The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below:

                     (i) The stockholders voted 35,210,091 shares in favor and
               2,081,559 shares withheld with respect to the election of Rolf A. Classon as a Class II director of the Company, and 35,203,652 shares in favor and 2,087,998 shares withheld with respect to the election of Robert LeBuhn as a Class II director of the Company. Broker non-votes were not applicable.

                     (ii) The stockholders voted 35,915,099 shares in favor and
               1,372,561 shares against and 3,990 shares abstained with respect to a proposal to ratify the selection of KPMG LLP to audit our consolidated financial statements for the fiscal year ending June 30, 2005. Broker non-votes were not applicable.

ITEM 6.  EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.


  EXHIBIT
  NUMBER      DESCRIPTION

  3.1 Certificate of Incorporation, as amended (previously filed as as an exhibit to the Company's Annual Report on Form
              10-K for the year ended June 30, 2002 and incorporated herein by reference thereto)
  3.2 Amendment to Certificate of Incorporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on December 10, 2002 and incorporated herein by reference thereto)
  3.3 By laws, as amended (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2002 and incorporated herein by reference thereto)
  4.1 Indenture dated as of June 26, 2001, between the Company and Wilmington Trust Company, as trustee, including the form of 4 1/2% Convertible Subordinated Notes due 2008 attached as exhibit A thereto (previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-67509) filed with the Commission and incorporated herein by reference thereto)
  4.2 Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent (previously filed as an exhibit to the Company's Form 8-A (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto)
  4.3         First Amendment to Rights Agreement, dated as of February
              19, 2003 (previously filed as an exhibit to the Company's
              Form 8-A12 G/A (File No. 000-12957) filed with the
              Commission on February 20, 2003 and incorporated herein by reference thereto)
  10.1        Employment Agreement with Jeffrey H. Buchalter dated
              December 22, 2004*
  10.2        Employment Agreement with Craig A. Tooman dated January 5,
              2005*
  10.3        Form of Non-Qualified Stock Option Agreement for Executive
              Officers*
  10.4        Form of Restricted Stock Award Agreement for Executive Officers*
  10.5        Separation Agreement with Dr. Ulrich Grau dated November 24,
              2004*
  31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
  31.2        Certification of Principal Accounting Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act.*
  32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
  32.2        Certification of Principal Accounting Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act.*

   *        Filed herewith.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ENZON PHARMACEUTICALS, INC.
                                  (Registrant)

                                     By: /s/Jeffrey H. Buchalter
                                         -----------------------------------
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:  February 9, 2005              By: /s/Kenneth J. Zuerblis
                                         -----------------------------------
                                         Executive Vice President Finance,
                                         Chief Financial Officer
                                         (Principal Accounting Officer)