Form 10-Q
period 2005-03-31
ENZON PHARMACEUTICALS  INC
filed 2005-05-10
CIK 727510

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Transition Period from ___ to ___



                         Commission file number 0-12957

                                      ENZON
              ----------------------------------------------------
              Exact name of registrant as specified in its charter

                      DELAWARE                           22-2372868
          --------------------------------           -------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)

     685 Route 202/206, Bridgewater, New Jersey             08807
     ------------------------------------------           ----------
      (Address of principal executive offices)            (Zip Code)

                                 (908) 541-8600
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No__

Shares of Common Stock outstanding as of May 4, 2005:  43,858,705.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             MARCH 31, 2005           JUNE 30, 2004
                                                             ---------------          -------------
                                                                                             *
ASSETS

Current assets:
  Cash and cash equivalents                                     $  41,158               $  77,532
  Short-term investments                                          102,986                  27,119
  Accounts receivable, net                                         20,831                  25,977
  Inventories                                                      16,651                  11,215
  Deferred tax and other current assets                            17,276                  12,382
                                                                ---------               ---------
       Total current assets                                       198,902                 154,225
                                                                ---------               ---------

Other assets:
  Property and equipment, net                                      33,518                  34,859
  Marketable securities                                            65,893                  81,582
  Investments in equity securities                                 15,848                  37,906
  Amortizable intangible assets, net                              180,617                 194,067
  Goodwill                                                        150,985                 150,985
  Deferred tax and other assets                                    70,262                  68,786
                                                                ---------               ---------
                                                                  517,123                 568,185
                                                                ---------               ---------
Total assets                                                    $ 716,025               $ 722,410
                                                                =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  10,821               $   8,663
  Accrued expenses                                                 18,206                  23,001
                                                                ---------               ---------
       Total current liabilities                                   29,027                  31,664
                                                                ---------               ---------
Other liabilities                                                     899                   1,655
Notes payable                                                     400,000                 400,000
                                                                ---------               ---------
                                                                  400,899                 401,655
                                                                ---------               ---------
Commitments and contingencies
Stockholders' equity:
  Common stock-$.01 par value, authorized
   90,000,000 shares; issued and
   outstanding 43,858,705 shares at March 31, 2005
    and 43,750,934 shares at June 30, 2004                            439                     438
  Additional paid-in capital                                      323,354                 322,486
  Accumulated other comprehensive loss                             (3,010)                 (5,035)
  Deferred compensation                                            (3,804)                 (3,571)
  Accumulated deficit                                             (30,880)                (25,227)
                                                                ---------               ---------
       Total stockholders' equity                                 286,099                 289,091
                                                                ---------               ---------
Total liabilities and stockholders' equity                      $ 716,025               $ 722,410
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        MARCH 31,                    MARCH 31,
                                                                -------------------------    --------------------------
                                                                   2005            2004          2005           2004
                                                                ---------       ---------    ----------    ------------
Revenues:
    Product sales, net                                           $  21,224      $  27,993      $  75,712      $  80,665
    Manufacturing revenue                                            4,359          5,035         12,335          8,826
    Royalties                                                       12,705         11,103         32,899         36,461
    Contract revenue                                                   451            248          1,163            769
                                                                 ---------      ---------      ---------      ---------
              Total revenues                                        38,739         44,379        122,109        126,721
                                                                 ---------      ---------      ---------      ---------
Costs and expenses:
    Cost of product sales and manufacturing revenue                  9,024         12,458         32,306         35,195
    Research and development                                        12,942         10,772         31,874         24,711
    Selling, general and administrative                             13,658         12,500         39,630         35,187
    Amortization of acquired intangible assets                       3,339          3,358         10,091         10,074
    Acquired in-process research and development                      --           12,000           --           12,000
                                                                 ---------      ---------      ---------      ---------
             Total costs and expenses                               38,963         51,088        113,901        117,167
                                                                 ---------      ---------      ---------      ---------
Operating (loss) income                                               (224)        (6,709)         8,208          9,554
                                                                 ---------      ---------      ---------      ---------
Other income (expense):
    Investment income, net                                           1,116         11,564          2,859         12,744
    Interest expense                                                (4,957)        (4,957)       (14,871)       (14,871)
    Other, net                                                      (3,230)          (337)        (5,173)            71
                                                                 ---------      ---------      ---------      ---------
                                                                    (7,071)         6,270        (17,185)        (2,056)
                                                                 ---------      ---------      ---------      ---------
(Loss) income before tax benefit                                    (7,295)          (439)        (8,977)         7,498
Income tax benefit                                                  (2,718)        (5,505)        (3,324)        (2,691)
                                                                 ---------      ---------      ---------      ---------
Net (loss) income                                                   (4,577)     $   5,066         (5,653)     $  10,189
                                                                 =========      =========      =========      =========
Basic (loss) earnings per common share                           $   (0.11)     $    0.12      $   (0.13)     $    0.24
                                                                 =========      =========      =========      =========
Diluted (loss) earnings per common share                         $   (0.11)     $    0.12      $   (0.13)     $    0.23
                                                                 =========      =========      =========      =========
Weighted average number of common shares outstanding - basic        43,490         43,368         43,481         43,322
                                                                 =========      =========      =========      =========
Weighted average number of common shares and dilutive
    potential common shares outstanding                             43,490         43,817         43,481         43,657
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -------------------------
                                                                          2005          2004
                                                                       ----------     ----------
Cash flows from operating activities:
      Net (loss) income                                                ($  5,653)     $  10,189
      Adjustments to reconcile net (loss) income to net cash
           provided by operating activities:
              Depreciation and amortization                               17,007         16,487
              Non-cash expense for restricted stock grants                   429          1,132
              Loss (gain) on sale of investments                           3,541        (10,997)
              Non-cash loss (gain) related to equity collar
                  arrangement                                              1,781            (82)
              Amortization of debt issue costs                             1,371          1,371
              Amortization of bond premium/discount                        2,049            409
              Deferred income taxes                                       (3,043)        (4,618)
              Changes in operating assets and liabilities                 (4,663)        (5,433)
                                                                       ---------      ---------
                    Net cash provided by operating activities             12,819          8,458
                                                                       ---------      ---------
Cash flows from investing activities:
      Purchase of property and equipment                                  (2,210)        (4,640)
      Proceeds from sale of equity investment                             15,335         17,375
      Proceeds from sale of marketable securities                         74,000         49,744
      Purchase of marketable securities                                 (136,525)       (44,450)
                                                                       ---------      ---------
                    Net  cash  (used  in)  provided  by  investing       (49,400)        18,029
                      activities
                                                                       ---------      ---------
Cash flows from financing activities:
      Proceeds from exercise of common stock options                         207            431
                                                                       ---------      ---------
                    Net cash provided by financing activities                207            431
                                                                       ---------      ---------
Net (decrease) increase in cash and cash equivalents                     (36,374)        26,918

Cash and cash equivalents at beginning of period                          77,532         44,452
                                                                       ---------      ---------
Cash and cash equivalents at end of period                             $  41,158      $  71,370
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  ORGANIZATION AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries ("Enzon" or the "Company") in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A.

(2) MARKETABLE SECURITIES

         The Company classifies its investments in debt and marketable equity securities, including auction rate securities, as available-for-sale. The Company classified those investments available for current operations with maturities of one year or less as current assets. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, included in the determination of comprehensive income and reported in stockholders' equity. The fair value of substantially all securities is determined by quoted market prices.

         At March 31, 2005 and June 30, 2004 the Company held auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. The auction rate securities outstanding at March 31, 2005 and June 30, 2004 were investments in state government bonds and corporate securities. In the third quarter of 2005, the Company reclassified its auction rate securities from cash and cash equivalents to either short-term investments or marketable securities, depending upon the instrument's maturity date. At March 31, 2005, the Company held auction rate securities with contractual maturities between 2005 and 2009.

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

         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type as of March 31, 2005 were as follows (in thousands):

                                                   Gross             Gross
                                Amortized        Unrealized         Unrealized
                                  Cost          Holding Gains     Holding Losses      Fair Value*
                              ---------------  ----------------  ----------------   ----------------
U.S. Government Agency Debt         $ 91,357                 -          $  (689)           $ 90,668
U.S. Corporate Debt                   70,942                12             (768)             70,186
Auction Rate Securities                8,025                 -                 -              8,025
                              ---------------  ----------------  ----------------   ----------------
                                    $170,324               $12          $(1,457)           $168,879
                              ===============  ================  ================   ================

* $102,986 is included in short-term investments and $65,893 is included in marketable securities.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at June 30, 2004 were as follows (in thousands):


                                                               Gross              Gross
                                           Amortized        Unrealized          Unrealized
                                             Cost          Holding Gains      Holding Losses     Fair Value*
                                        ----------------  ----------------   ----------------  ----------------
     U.S. Government Agency Debt             $ 24,017             $ 5             ($  351)        $ 23,671
     U.S. Corporate Debt                       71,832               6                (808)          71,030
     Auction Rate Securities                   14,000               -                   -           14,000
                                        ----------------  ----------------   ----------------  ----------------
                                             $109,849             $11             ($1,159)        $108,701
                                        ================  ================   ================  ================

* $27,119 is included in short-term investments and $81,582 is included in marketable securities.

(3)  COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

         The  following  table  reconciles  net (loss)  income to  comprehensive
(loss) income (in thousands):

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              MARCH 31,                  MARCH 31,
                                                       ------------------------    ----------------------
                                                          2005          2004          2005         2004
                                                       ----------    ----------    ---------    ---------
         Net (loss) income                              ($4,577)       $5,066       ($5,653)    $10,189
                                                       ----------    ----------    ---------    ---------
         Other comprehensive income:
             Unrealized (loss) gain on securities
                  that arose during the period             (488)          324          (297)          3
             Unrealized (loss) gain on NPS
                  investment arising during the
                  period                                      -             -        (1,014)      1,824
            Foreign currency translation                      3             -            16           -
             Reclassification adjustment
                 for loss (gain) included in net (loss)
                 income                                   2,020           227         3,320        (222)
                                                       ----------    ----------    ---------    ---------
             Total other comprehensive income             1,535           551         2,025       1,605
                                                       ----------    ----------    ---------    ---------
         Comprehensive (loss) income                    ($3,042)       $5,617       ($3,628)    $11,794
                                                       ==========    ==========    =========    =========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 (4)  EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing the net (loss) income by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and nine months ended March 31, 2005 and 2004, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of potentially dilutive Common Stock equivalents if the inclusion of such Common Stock equivalents was not anti-dilutive. As of March 31, 2005 and 2004, the Company had 10.1 million and 10.8 million, respectively, of potentially dilutive Common Stock equivalents that are excluded from the dilutive earnings per share calculations, as the effect of the inclusion would be anti-dilutive.

         The following table reconciles the basic and diluted earnings per share calculations (in thousands):


                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     MARCH 31,                 MARCH 31,
                                                               ----------------------    ----------------------
                                                                  2005          2004       2005         2004
                                                               ---------    ---------    --------    ----------
       Net (loss) income                                        ($4,577)      $5,066     ($5,653)      $10,189
                                                               =========    =========    ========    ==========
       Weighted average number of common                         43,490       43,368      43,481        43,322
          shares issued and outstanding - basic
       Effect of dilutive common stock equivalents:
             Stock options                                           --          449          --           335
                                                               ---------    ---------    --------    ----------
                                                                 43,490       43,817      43,481        43,657
                                                               =========    =========    ========    ==========

(5)  STOCK-BASED COMPENSATION

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options issued to employees is based on the difference between the fair value of the Company's stock and the exercise price of the option on the date of grant. Stock-based compensation reflected in net
(loss) income is attributed to restricted stock. No stock-based employee compensation cost is reflected in net (loss) income with respect to stock options granted to employees as options are granted at exercise prices equal to the market value of the underlying Common Stock at the date of grant.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table illustrates the effect on net (loss) income and net
(loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    MARCH 31,                    MARCH 31,
                                                             ------------------------    --------------------------
                                                                 2005         2004         2005            2004
                                                             ----------    ----------    ----------   -------------
    Net (loss) income:
         As reported                                          ($4,577)      $5,066       ($5,653)       $10,189

    Add stock-based employee
        compensation expense included in
        reported net (loss) income, net of tax (1)                 35          277           270            718

   Deduct total stock-based employee
        compensation expense determined
        under fair-value-based method for all
        awards, net of tax (1)                                 (2,303)      (3,040)       (9,073)        (8,588)
                                                             ----------    ----------    ----------   -------------
   Pro forma net (loss) income                                ($6,845)      $2,303      ($14,456)        $2,319
                                                             ==========    ==========    ==========   =============
   Earnings per common share - basic:
            As reported                                        ($0.11)       $0.12        ($0.13)         $0.24
            Pro forma                                          ($0.16)       $0.05        ($0.33)         $0.05
   Earnings per common share - diluted:
            As reported                                        ($0.11)       $0.12        ($0.13)         $0.23
            Pro forma                                          ($0.16)       $0.05        ($0.33)         $0.05

     (1) Information for 2005 and 2004 has been adjusted for income taxes using estimated tax rates of 37% and 29%, respectively.

(6)  INVENTORIES

            As of March 31, 2005 and June 30, 2004 inventories consisted of the following (in thousands):


                                                                   MARCH 31, 2005        JUNE 30, 2004
                                                                 ------------------    ----------------
             Raw materials                                               $ 4,802            $ 3,143
             Work in process                                               2,928              3,716
             Finished goods                                                8,921              4,356
                                                                 ------------------    ----------------
                                                                         $16,651            $11,215
                                                                 ==================    ================

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(7)   INTANGIBLE ASSETS

         As of March 31, 2005 and June 30, 2004 intangible assets consisted of the following (in thousands):

                                                  MARCH 31,        JUNE 30,         ESTIMATED
                                                     2005            2004         USEFUL LIVES
                                                 -------------    ------------    --------------
          Product Patented Technology                 $ 64,400       $ 64,400          12 years
          Manufacturing Patent                          18,300         18,300          12 years
          NDA Approval                                  31,100         31,100          12 years
          Trade name and Other Product Rights           80,000         80,000          15 years
          Manufacturing Contract                         2,200          2,200           3 years
          Patent                                         1,906          2,092          15 years
          Product Acquisition Costs                     26,194         26,194       10-14 years
                                                 -------------    ------------
                                                       224,100        224,286
          Less:  Accumulated Amortization               43,483         30,219
                                                 -------------    ------------
                                                      $180,617       $194,067
                                                 =============    ============

         Amortization charged to operations relating to intangible assets totaled $4.5 million of which $1.1 million is classified in cost of product sales and manufacturing revenue for each of the three months ended March 31, 2005 and 2004. For each of the nine month periods ended March 31, 2005 and 2004 amortization charged to operations relating to intangible assets totaled $13.4 million, of which $3.4 million is classified in cost of product sales and manufacturing revenue. Amortization expense for these intangibles for the next five fiscal years is expected to be approximately $17.9 million per year.

 (8)   GOODWILL

        On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (amphotericin B lipid complex injection) (the "North American ABELCET business") from Elan Corporation, plc ("Elan") for $360.0 million plus acquisition costs of approximately $9.3 million. The acquisition is being accounted for by the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations". The amount assigned to goodwill in connection with the acquisition of the North American ABELCET business was recorded at $151.0 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill but rather reviews it at least annually for impairment. For income tax purposes, the entire amount of goodwill is deductible and is being amortized over a 15 year period.

(9)  CASH FLOW INFORMATION

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. For each of the nine month periods ended March 31, 2005 and 2004, cash payments for interest were $18.0 million. Income tax payments for the nine months ended March 31, 2005 and 2004, were $590,000 and $3.6 million, respectively.

(10)  INCOME TAXES

         The Company recognized a tax benefit for the nine months ended March 31, 2005 at an estimated annual effective tax rate of 37%, which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005. During the three and nine months ended March 31, 2005 the Company recorded a valuation allowance of $701,000 and $1.4 million, respectively, related to capital loss carryforwards generated during the periods related to the sale of a portion of its equity investment in NPS Pharmaceuticals, Inc. ("NPS") and certain investments in debt and equity securities.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         At March 31, 2005, the Company has approximately $71.2 million in net deferred tax assets because management concluded that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of March 31, 2005, the Company carries a valuation allowance of $17.9 million with respect to certain capital loss carryforwards, deductible temporary differences that would result in a capital loss carryforward when realized and federal research and development tax credits, as the ultimate utilization of such losses and credits is not deemed likely. Events, such as a sustained decline in the Company's product revenues and/or increased expenses, could result in a revision to the Company's projected future taxable income, and accordingly, the need for a valuation allowance based upon the ultimate realizability of its net operating loss carryforwards, research and development tax credits and other deferred tax assets. The Company's federal and state operating loss carryforwards will begin to expire in 2009 and 2006, respectively, and the federal and state research and development credits will begin to expire in 2006 and 2021, respectively. The Company will continue to assess the need for such valuation allowance based on analyses of operating results and projections of future operating performance of the Company.

         During the three months ended March 31, 2004, the Company recorded a net tax benefit of approximately $5.5 million related primarily to the reversal of a $3.8 million deferred tax asset valuation allowance for the write-down in a prior year of Enzon's equity investment in Nektar Therapeutics, which was sold during the quarter ended March 31, 2004. The sale resulted in a gain of approximately $11.0 million. The benefit was also due to the reduction of Enzon's estimated taxable income and effective tax rate to 29% as compared to 35% used in previous quarters and a payment during the three months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development. The tax provision recognized for the nine months ended March 31, 2004 is based on the estimated annual effective tax rate of 29%. In addition, the tax effect of the gain on the sale of Nektar Convertible Preferred Stock and the acquired in process research and development charge was recognized during the three months ended March 31, 2004, the period in which the items occurred.

         During the three and nine month period ended March 31, 2004, the Company received $254,000 for the sale of certain New Jersey state net operating loss carryforwards and also purchased certain New Jersey state net operating loss carryforwards for $1.5 million, which were recorded as deferred tax assets.

(11)  BUSINESS SEGMENTS

         A single management team that reports to the Chief Executive Officer comprehensively manages the Company's operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates or contract manufacturing. In addition, the Company does not conduct any operations outside of the United States and Canada. The Company does not prepare discrete financial statements with respect to separate product or contract manufacturing areas. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

(12)  DERIVATIVE INSTRUMENTS

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with
1.5 million shares of NPS common stock, which the Company received as part of a merger termination agreement with NPS. The termination agreement imposed a limit on the maximum number of shares that can be transferred each month. The terms of the collar arrangement are structured so that the Company's investment in NPS stock, when combined with the value of the collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The collar is considered a derivative fair value hedging instrument (the "Derivative") under SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" and as such, the Company periodically measures its fair value and recognizes the Derivative as an asset or a liability. Changes in the fair value of NPS stock are recorded in other comprehensive income (See Note 3) when the value of the NPS stock is within the range of the collar. Changes in the fair value of NPS stock outside the range of the collar and changes in the fair value of the Derivative are charged or credited to the consolidated statement of operations when the Derivative is designated and effective as a fair value hedge.



         As of March 31, 2005, the market value of NPS common stock was $12.63 per share, which is below the bottom of the collar. When the underlying shares become unrestricted and freely tradable the Company is required to deliver a corresponding number of underlying shares to the financial institution as posted collateral. In order to deliver such shares, during the nine months ended March 31, 2005, the Company sold and re-purchased 375,000 shares of NPS common stock. The unrealized gain previously included in other comprehensive income prior to the sale and re-purchase with respect to these shares aggregating $38,000 for the nine months ended March 31, 2005, was recognized in the Condensed Consolidated Statements of Operations and is included in other income (expense). There were no sales and repurchases of stock for the three months ended March 31, 2005. During the three and nine month periods ended March 31, 2004, the Company sold and re-purchased 315,000 shares and 690,100 shares of NPS common stock, respectively. The unrealized gain previously recognized under other comprehensive income with respect to these shares aggregating $504,000 and $1.1 million was recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2004, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         During February 2005, the second portion of the Derivative matured resulting in net proceeds of $7.5 million, which represented the floor of the collar or $19.95 per share. The closing price of NPS common stock was $14.46 on the day the second portion of the collar matured. The unrealized loss of approximately $2.0 million and $3.4 million previously included in other comprehensive income (loss) was recognized in the Consolidated Statement of Operations and included in other income (expense) for the three and nine months ended March 31, 2005, respectively.

         The changes during the periods in the time value component of the collar are a loss of $1.2 million and a loss of $1.8 million for the three and nine months ended March 31, 2005 and a loss of $318,000 and gain of $83,000 for the three and nine months ended March 31, 2004, respectively. These changes are recorded in other income (expense) in the Condensed Consolidated Statement of Operations. The remainder of the collar will mature on two separate maturity dates in May 2005 and August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral of up to $10.0 million, as defined under certain circumstances with the financial institution. The Derivative is subject to certain adjustments in the event the Company receives a dividend from NPS.

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

       In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition and does not expect SFAS 151 to have a material impact.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R no later than July 1, 2005. Under SFAS 123R, Enzon must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The
Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

         In March 2004, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, "Meaning of Other Than Temporary Impairment", which addressed other-than-temporary impairment for certain debt and equity investments. Various disclosure requirements of Issue 03-01 had been finalized previous to issuance and were required as of June 30, 2004. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing "other-than-temporary" guidance during the period of delay until a final consensus is reached. The disclosure requirements set forth in Issue 03-01 were not delayed as a result of the issued FSP. The Company's management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.

(14)   INEX AGREEMENT

       In March 2005, the Company terminated the agreements entered into with Inex Pharmaceuticals, Inc. in January 2004 regarding the development and commercialization of Inex's proprietary oncology product MARQIBO(R) (vincristine sulfate liposomes injection). Under the terminated MARQIBO Agreements, the
Company shared the costs of clinical development with Inex and received the exclusive commercialization rights for MARQIBO for all indications in the United States, Canada and Mexico. In January 2005, the United States Food and Drug Administration (the "FDA") provided an action letter detailing MARQIBO as "not approvable" under the FDA's accelerated approval regulations for relapsed aggressive non-Hodgkin's lymphoma. The FDA's response also recommended that additional randomized controlled studies would need to be conducted prior to re-applying for approval. After a strategic analysis of the FDA's recommendation, required investment, development timeframe, and associated development risks, the Company concluded it would be in Enzon's best interest to redirect this investment to pursue other opportunities. In connection with the termination, Enzon paid Inex a final payment of $5.0 million in satisfaction of all of the Company's financial obligations under the MARQIBO Agreements, including development expenses and milestone payments. The payment was charged to research and development in the Company's Condensed Consolidated Statement of Operations.

(15)   SUBSEQUENT EVENTS

       Effective April 21, 2005, the Company's executive vice president, finance and chief financial officer (the "CFO") resigned, for personal reasons. In connection with the CFO's resignation, the Company entered into a Separation Agreement effective as of April 21, 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Pursuant to the Separation Agreement, the CFO will receive a cash payment equal to his annual base salary, the pro rata amount of his annual target bonus (which is 50% of his base salary) for fiscal year 2005, and his annual target bonus for fiscal year 2006. In addition, the period of time he has to exercise certain of his options is extended to 18 months; the vesting of some of his options and restricted stock was accelerated; and he will be reimbursed for his medical insurance premiums for up to 36 months. The Company will record a severance charge in the quarter ended June 30, 2005.

         Based upon increasingly competitive conditions in the intravenous antifungal market and the recent discontinuance of certain development projects in the Company's research and development pipeline, Enzon is realigning its cost structure through a restructuring. The Company expects to incur charges of $1.5 million to $2.5 million during the quarter ending June 30, 2005. These costs, all of which involve future cash expenditures, are comprised primarily of employee termination benefits.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $210.0 million as of March 31, 2005, as compared to $186.2 million as of June 30, 2004. The increase is primarily due to net cash provided by operating activities and proceeds from the liquidation of a portion of the shares of NPS Pharmaceuticals, Inc. common stock that we own. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities and auction rate securities.

         During the nine months ended March 31, 2005, net cash provided by operating activities was $12.8 million, compared to $8.5 million for the nine months ended March 31, 2004. Net cash provided by operations was principally due to non-cash charges included in our net loss of $5.7 million for the nine months ended March 31, 2005. Non-cash charges totaled $26.2 million and were primarily attributable to depreciation and amortization of $17.0 million, losses on sales of investments of $3.5 million, amortization of bond premium/discount of $2.0, a loss on our equity collar arrangement related to our investment in NPS common stock of $1.8 million, and amortization of debt issue costs of $1.4 million. Non-cash charges were partially offset by $7.7 million in changes in deferred income taxes and operating assets and liabilities.

         Cash used in investing activities totaled $49.4 million for the nine months ended March 31, 2005 compared to cash provided by investing activities of $18.0 million for the nine months ended March 31, 2004. Cash used in investing activities during the nine months ended March 31, 2005, consisted of $2.2 of capital expenditures and investments in marketable securities of $136.5 million, offset by $74.0 million in proceeds from the sale of marketable securities and $15.3 million in proceeds from the liquidation of a portion of our investment in NPS common stock.

         As of March 31, 2005, we had $400.0 million of convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $4.5 million as of March 31, 2005. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. We may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. As of March 31, 2005 the redemption price of the notes is 102.571% of the principal amount. The notes will mature on July 1, 2008 unless converted earlier, redeemed at our option or redeemed at the option of the note holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with
1.5 million shares of NPS common stock, which the Company received as part of a merger termination agreement with NPS. During the nine months ended March 31, 2005 we received proceeds of $15.0 million related to the maturation of two portions of the derivative. The remainder of the collar will mature on two separate maturity dates in May 2005 and August 2005, at which time the Company will receive the proceeds from the sale of the securities which we estimate after taking into account the effect of the collar will be in the range of $15.0 million to $19.0 million. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral of up to $10.0 million, as defined under certain circumstances with the financial institution. The derivative is subject to certain adjustments in the event the Company receives a dividend from NPS.

         Our current sources of liquidity are our cash and cash equivalents, interest earned on such cash and cash equivalents, short-term investments, marketable securities, sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET(R), royalties earned, which are primarily related to sales of PEG-INTRON(R), and contract manufacturing revenue. In addition, we intend to sell our remaining position in NPS as discussed above. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital, debt service and operational requirements for the foreseeable future.

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

OFF-BALANCE SHEET ARRANGEMENTS

         As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2005, we were not involved in any SPE transactions.

CONTRACTUAL OBLIGATIONS

         Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.

         In March 2005, we terminated the agreements we entered into with Inex Pharmaceuticals, Inc. in January 2004 regarding the development and commercialization of Inex's proprietary oncology product MARQIBO(R) (vincristine sulfate liposomes injection). Under the terminated MARQIBO Agreements, we shared the costs of clinical development with Inex and received the exclusive commercialization rights for MARQIBO for all indications in the United States, Canada and Mexico. In January 2005, the United States Food and Drug Administration (the "FDA") provided an action letter detailing MARQIBO as "not approvable" under the FDA's accelerated approval regulations for relapsed aggressive non-Hodgkin's lymphoma. The FDA's response also recommended that additional randomized controlled studies would need to be conducted prior to re-applying for approval. After a strategic analysis of the FDA's recommendation, required investment, development timeframe, and associated development risks, we concluded it would be in the Company's best interest to redirect this investment to pursue other opportunities. In connection with the termination, we paid Inex a final payment of $5.0 million in satisfaction of all of our financial obligations under the MARQIBO Agreements, including development expenses and milestone payments. The payment was charged to research and development in our Condensed Consolidated Statement of Operations.

         Since June 30,  2004,  there have been no other  material  changes with respect to our contractual obligations as disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our annual report on Form 10-K/A for the year ended June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         REVENUES. Total revenues for the three months ended March 31, 2005 were $38.7 million, as compared to $44.4 million for the three months ended March 31, 2004. The components of revenues are product sales, manufacturing revenue, royalties we earn on the sale of our products by others and contract revenue.

         Net product sales decreased by 24% to $21.2 million for the three months ended March 31, 2005, as compared to $28.0 million for the three months ended March 31, 2004. The decrease in sales was due to decreased sales of ABELCET. Sales of ABELCET in North America decreased by $8.5 million to $9.1 million for the three months ended March 31, 2005, as compared to $17.6 million for the three months ended March 31, 2004 due to increased competition in the intravenous antifungal market. Sales of DEPOCYT increased by $483,000 to $1.8 million for the three months ended March 31, 2005 as compared to $1.4 million for the three months ended March 31, 2004. DEPOCYT's growth over the prior year was primarily attributable to increased sales and marketing efforts, as well as a higher weighted average price. Sales of ONCASPAR increased by $652,000 to $5.5 million for the three months ended March 31, 2005 from $4.9 million for the three months ended March 31, 2004. The increase in sales of ONCASPAR over the prior year was primarily driven by a higher weighted average price. Sales of ADAGEN increased by $644,000 for the three months ended March 31, 2005 to $4.8 million as compared to $4.1 million for the three months ended March 31, 2004 due to the timing of shipments. Historically, quarterly sales of ADAGEN experience volatility because of the small number of patients on therapy.

         Manufacturing  revenue  for the  three  months  ended  March  31,  2005 decreased by $676,000 to $4.4 million, as compared to $5.0 million for the comparable period of the prior year, due to reduced orders from our contract manufacturing customers. Manufacturing revenue is related to the manufacture and sale of ABELCET for the international market and other manufacturing revenue.

         Royalties for the three months ended March 31, 2005, increased by $1.6 million to $12.7 million as compared to $11.1 million for the three months ended March 31, 2004. Royalties are principally comprised of royalties from sales of PEG-INTRON, which is marketed by Schering-Plough Corporation. The increase in royalties over the prior year was primarily due to the launch of PEG-INTRON combination therapy in Japan in December 2004. Currently, PEG-INTRON combination therapy is the only pegylated interferon-based combination therapy approved in Japan.

         Due to the December 2004 launch of PEG-INTRON in Japan, we believe royalties from sales of PEG-INTRON may continue to increase over prior year levels in the near term. In markets outside of Japan, PEG-INTRON combination therapy competes directly with another pegylated interferon-based combination therapy in a highly competitive market. Further, Schering-Plough has reported that the overall hepatitis C market has been contracting. We cannot assure you that these contracting and competitive market conditions will not offset the positive impact of PEG-INTRON in Japan or that any particular sales levels of PEG-INTRON will be achieved or maintained.

         We expect North American sales of ABELCET may continue to be negatively impacted by the increasingly competitive conditions in the intravenous antifungal market, namely from the introduction of newer agents from Pfizer, Merck, and Fujisawa, as well as increased pricing pressure in the market for lipid formulations of amphotericin B. We cannot assure you that any particular sales levels of ABELCET, ADAGEN, DEPOCYT, and ONCASPAR will be achieved or maintained.

         Contract revenues for the three months ended March 31, 2005 were $452,000 as compared to $248,000 for the three months ended March 31, 2004. The increase was principally due to revenue related to an agreement with Pharmagene plc to apply our PEGylation technology to engineer a long-acting version of Pharmagene's drug candidate, PGN0052.

         During the three months ended March 31, 2005, we had export sales and royalties on export sales of $12.4 million, of which $8.9 million were in Europe. Export sales and royalties recognized on export sales for the three months ended March 31, 2004 were $9.2 million, of which $7.5 million were in Europe.

         COST OF PRODUCT SALES AND MANUFACTURING REVENUE. Cost of product sales and manufacturing revenue, as a percentage of net product sales and manufacturing revenue, improved to 35% for the three months ended March 31, 2005 as compared to 38% for the same period last year. The decrease was due to reduced ABELCET costs, as well as improved margins for ADAGEN, ONCASPAR, and DEPOCYT. For each of the three month periods ended March 31, 2005 and March 31, 2004, we have included $1.1 million in cost of product sales and manufacturing revenue, which related to the amortization of intangible assets acquired in connection with the ABELCET acquisition during November 2002.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits; patent filing fees; contractor and consulting fees, principally related to clinical and regulatory projects; costs related to research and development partnerships or licenses; drug supplies for clinical and preclinical activities; as well as other research supplies and allocated facilities charges.

         For the three months ended March 31, 2005, research and development expenses increased by $2.2 million to $12.9 million as compared to $10.8 million for the three months ended March 31, 2004. The increase in research and development expenses was primarily due to increased costs related to MARQIBO of $3.3 million, which included the impact of a $5.0 million payment made to Inex Pharmaceuticals Corporation in March 2005 related to the termination of our partnership for the development and commercialization of MARQIBO. The increased research and development costs related to MARQIBO were partially offset by reduced expenditures of approximately $1.1 million, which were primarily due to the discontinuation of certain research and development programs, including our clinical development program for Pegamotecan, which was discontinued in February 2005.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling expenses consist primarily of salaries and benefits for our sales and marketing personnel, as well as other commercial expenses and marketing programs to support our sales force. General and administrative expenses consist primarily of salaries and benefits; outside professional services for accounting, audit, tax, legal, and investor activities; and allocations of facilities costs.

         For the three months ended March 31, 2005 selling, general and administrative expenses increased by $1.2 million to $13.7 million, as compared to $12.5 million for the three months ended March 31, 2004. The increase was primarily attributable to increased sales and marketing costs of approximately $792,000 and increased general and administrative costs of approximately $366,000. The increase in sales and marketing costs was comprised of a $1.2 million increase in costs related to our oncology sales operations, a $441,000 increase in costs related to MARQIBO, and an $808,000 decrease in costs related to our hospital-based sales operations. The increase in general and administrative costs was primarily attributable to an increase of $242,000 in legal and accounting fees and a net increase of $124,000 in other costs.

         Based on the increasingly competitive conditions in the intravenous antifungal market, as previously discussed, as well as the discontinuation of certain research and development projects, in April 2005 we reported that we are realigning our cost structure through a restructuring. As a result of the restructuring, we expect to incur charges of $1.5 million to $2.5 million during the quarter ending June 30, 2005. These costs all involve cash expenditures and are comprised primarily of employee termination benefits.

         AMORTIZATION. Amortization expense is related to intangible assets acquired in connection with the ABELCET acquisition in November 2002.
Amortization expense remained unchanged at $3.4 million for each of the three month periods ended March 31, 2005 and 2004. A portion of amortization expense is classified in cost of product sales and manufacturing revenue, as discussed above. Amortization of intangible assets is calculated on a straight-line basis over the estimated lives of the assets, which range from 3 to 15 years.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development for the three months ended March 31, 2004 of $12.0 million was due to an up-front payment to Inex related to the execution of a strategic partnership and related agreements entered into with Inex related to MARQIBO (a development-stage product). As previously discussed, this partnership was terminated in March 2005.

         OTHER INCOME (EXPENSE). Other income (expense) for the three months ended March 31, 2005 was an expense of $7.1 million, as compared to income of $6.3 million for the three months ended March 31, 2004. Other income (expense) includes: net investment income, interest expense, and other expense.

         Net investment income decreased by $10.5 million to $1.1 million for the three months ended March 31, 2005 compared with $11.6 million for the three months ended March 31, 2004. The decrease was principally due to the prior year's sale of 880,075 shares of Nektar Therapeutics common stock, which resulted in a net gain of approximately $11.0 million in the three months ended March 31, 2004.

         Interest expense was $5.0 million for each of the three months ended March 31, 2005 and 2004. Interest expense is related to $400.0 million in 4.5% convertible subordinated notes, which were outstanding for each of the three month periods ended March 31, 2005 and 2004.

         Other expense increased to $3.2 million for the three months ended March 31, 2005, as compared to $337,000 for the three months ended March 31, 2004. The increase in the expense was related to a realized loss on the liquidation of 375,000 shares of our investment in NPS common stock during the quarter ended March 31, 2005, as well as an increase in the unrealized loss associated with a derivative instrument we formed as a protective collar arrangement to reduce our investment risk associated with our investment in these shares.

         INCOME TAXES. During the three months ended March 31, 2005, we recognized a tax benefit of approximately $2.7 million, as compared to a tax benefit of $5.5 million for the three months ended March 31, 2004. We recognized a tax benefit for the three months ended March 31, 2005 at an estimated annual effective tax rate of 37%, which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005.

         During the three months ended March 31, 2004, the Company recorded a net tax benefit of approximately $5.5 million related primarily to the reversal of a $3.8 million deferred tax asset valuation allowance for the write-down in a prior year of Enzon's equity investment in Nektar Therapeutics, which was sold during the quarter ended March 31, 2004. The sale resulted in a gain of approximately $11.0 million. The benefit was also due to the reduction of Enzon's estimated taxable income and effective tax rate to 29% as compared to 35% used in previous quarters and a payment during the three months ended March 31, 2004 of $12.0 million to Inex Pharmaceuticals related to acquired in-process research and development.

NINE MONTHS ENDED MARCH 31, 2005 AND 2004

         REVENUES. Total revenues for the nine months ended March 31, 2005 were $122.1 million, as compared to $126.7 million for the nine months ended March 31, 2004. The components of revenues are product sales, manufacturing revenue, royalties we earn on the sale of our products by others and contract revenues.

         Net product sales decreased by 6% to $75.7 million for the nine months ended March 31, 2005, as compared to $80.7 million for the nine months ended March 31, 2004. The decrease in sales was due to decreased sales of ABELCET(R). Sales of ABELCET in North America decreased by $10.7 million to $39.9 million for the nine months ended March 31, 2005, as compared to $50.6 million for the nine months ended March 31, 2004 due to weaker demand for the product as a result of increased competition in the intravenous antifungal market. Sales of DEPOCYT increased by $1.8 million to $5.8 million for the nine months ended March 31, 2005 as compared to $4.0 million for the nine months ended March 31, 2004. DEPOCYT'S growth over the prior year was primarily attributable to increased sales and marketing efforts and to a lesser extent a higher weighted average price. Sales of ONCASPAR increased by $2.0 million to $15.3 million for the nine months ended March 31, 2005, as compared to $13.3 million for the nine months ended March 31, 2004. The increase in sales of ONCASPAR over the prior year was due to a higher weighted average price as well as increased sales and marketing efforts. Sales of ADAGEN increased by $1.9 million to $14.7 million for the nine months ended March 31, 2005 as compared to $12.8 million for the nine months ended March 31, 2004 due to an increase in the number of patients receiving ADAGEN therapy and the timing of shipments.

         Manufacturing revenue for the nine months ended March 31, 2005 increased by $3.5 million to $12.3 million, as compared to $8.8 million for the comparable period of the prior year due to the timing of orders from our contract manufacturing customers. Manufacturing revenue is related to the manufacture and sale of ABELCET for the international market and other manufacturing revenue.

         Royalties for the nine months ended March 31, 2005, decreased to $32.9 million as compared to $36.4 million for the nine months ended March 31, 2004. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to competitive pressure from another pegylated alpha interferon product and contracting market conditions. The competitive and contracting market conditions were partially offset by the launch of PEG-INTRON combination therapy in Japan in December 2004.

         Contract revenues for the nine months ended March 31, 2005 increased by $394,000 to $1.2 million as compared to $769,000 for the nine months ended March 31, 2004 principally due to revenue related to an agreement we entered into with Pharmagene to apply our PEGylation technology to engineer a long-acting version of Pharmagene's drug candidate, PGN0052.

         During the nine months ended March 31, 2005, we had export sales and royalties on export sales of $34.9 million, of which $26.0 million were in Europe. Export sales and royalties recognized on export sales for the prior year were $28.0 million, of which $23.4 million were in Europe.

         COST OF PRODUCT SALES AND MANUFACTURING REVENUE. Cost of product sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue, decreased to 37% for the nine months ended March 31, 2005 compared to 39% for the nine months ended March 31, 2004 due to lower ABELCET costs. For each of the nine month periods ended March 31, 2005 and March 31, 2004, we have included $3.4 million in cost of product sales and manufacturing revenue, which related to the amortization of intangible assets acquired in connection with the ABELCET acquisition during November 2002.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by $7.2 million to $31.9 million for the nine months ended March 31, 2005, as compared to $24.7 million for the nine months ended March 31, 2004. The increase in research and development expenses was primarily due to $6.2 million in costs related to MARQIBO, which included the impact of a $5.0 million payment made to Inex in March 2005 related to the termination of our partnership, and an increase of $2.0 million in employee compensation expenses. These increases were partially offset by a $1.0 million decrease in costs due to the discontinuation of research and development programs, including our clinical development program for Pegamotecan, which was discontinued in February 2005.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $4.4 million to $39.6 million for the nine months ended March 31, 2005, as compared to $35.2 million for the nine months ended March 31, 2004. The increase was primarily attributable to a $4.5 million increase in sales and marketing costs, which was comprised of a $3.4 million increase in costs related to our oncology sales operations, a $1.3 million increase in costs related to MARQIBO, and a $300,000 decrease in costs related to our hospital-based sales operations.

         AMORTIZATION. Amortization expense remained unchanged at $10.1 million for the nine months ended March 31, 2005 and 2004. Amortization expense for both periods relates to intangible assets acquired in connection with the ABELCET acquisition during November 2002. A portion of amortization is classified in cost of product sales and manufacturing revenue. Amortization of intangible assets is calculated on a straight-line basis over the estimated lives of the assets, which range from 3 to 15 years.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Acquired in-process research and development was $12.0 million for the nine months ended March 31, 2004 due to an up-front payment, which we made in January 2004 for the execution of an agreement with Inex for the development and commercialization of MARQIBO. As previously discussed, this partnership was terminated in March 2005.

         OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended March 31, 2005 was an expense of $17.2 million, as compared to an expense of $2.1 million for the nine months ended March 31, 2004. Other income (expense) includes: net investment income, interest expense, and other income (expense).

         Net investment income for the nine months ended March 31, 2005 decreased to $2.9 million from $12.7 million for the nine months ended March 31, 2004. The decrease was principally due to the prior year's sale of 880,075 shares of Nektar Therapeutics common stock, which resulted in a net gain of approximately $11.0 million recorded in the nine months ended March 31, 2004. This decrease was offset in part by $1.2 million increase in interest income for the nine months ended March 31, 2005, as compared to the nine months ended March 31, 2004.

         Interest expense was $14.9 million for each of the nine months ended March 31, 2005 and 2004. Interest expense is related to $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods.

         Other expense amounted to $5.2 million for the nine months ended March 31, 2005, as compared to other income of $71,000 for the nine months ended March 31, 2004. The increase in the expense was related to a realized loss on the liquidation of 750,000 shares of our investment in NPS common stock during the nine months ended March 31, 2005, which was offset in part by an increase in the unrealized loss associated with a derivative instrument we formed as a protective collar arrangement to reduce our risk associated with our investment in these shares.

         INCOME TAXES. During the nine months ended March 31, 2005 we recognized a tax benefit of $3.3 million compared to a tax benefit of $2.7 million, for the nine months ended March 31, 2004. We recognized a tax benefit for the nine months ended March 31, 2005 at an estimated annual effective tax rate of 37%, which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005.

         During the nine months ended March 31, 2004, the Company recorded a net tax benefit of approximately $2.7 million related primarily to the reversal of a $3.8 million deferred tax asset valuation allowance for the write-down in a prior year of Enzon's equity investment in Nektar Therapeutics, which was sold during the nine months ended March 31, 2004. The sale resulted in a gain of approximately $11.0 million. The benefit was also due to the reduction of Enzon's estimated taxable income and effective tax rate to 29% as compared to 35% used in previous quarters and a payment during the three months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development.

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

         Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of March 31, 2005 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures including those related to contingent assets and liabilities. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

         The majority of our net product sales are to wholesale distributors who resell the products to the end customers. We provide chargeback payments to these distributors based on their sales to members of buying groups at prices determined under a contract between Enzon and the member. Administrative fees are paid to buying groups based on the total amount of purchases by their members. Chargeback amounts are based upon the volume of purchases multiplied by the difference between the wholesaler acquisition cost and the contract price for a product. We estimate the amount of the chargeback that will be paid using historical trends, adjusted for current changes, and record the amounts as a reduction to accounts receivable and a reduction of gross sales when we record the sale of the product. The settlement of the chargebacks generally occurs within three months after the sale to the wholesaler. We regularly analyze the historical chargeback trends and make adjustments to recorded reserves for changes in trends.

         In addition, state agencies, which administer various programs, such as the U.S. Medicaid and Medicare program, also receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. Medicaid rebates are typically paid within six to nine months after sale. In determining the appropriate accrual amount we consider our historical Medicaid rebate and administration fee payments by product as a percentage of our historical sales as well as any significant changes in sales trend. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the estimated lag time between sale and payment of a rebate and the level of reimbursement by state agencies.


         The following is a summary of reductions of gross sales accrued as of March 31, 2005 and June 30, 2004 (the end of our last fiscal year):



                                                          March 31, 2005            June 30, 2004
                                                       ----------------------    ---------------------
     Accounts Receivable Reductions
          Chargebacks                                           $6,812                   $7,802
          Cash Discounts                                           183                      414
          Other (including returns)                              1,407                    1,323
                                                       ----------------------    ---------------------
                Total                                           $8,402                   $9,539
                                                       ----------------------    ---------------------
     Accrued Liabilities
           Medicaid Rebates                                     $2,299                   $2,011
           Administrative Fees                                     425                      640
                                                       ----------------------    ---------------------
                Total                                           $2,724                   $2,651
                                                       ----------------------    ---------------------

         There were no revisions to the estimates for gross to net sales adjustments that would be material to income from operations for the three and nine months ended March 31, 2005 and 2004.

         Royalties   under  our  license   agreements  with  third  parties  are
recognized when earned through the sale of the product by the licensee net of any estimated future credits, chargebacks, sales discount rebates and refunds.

         Contract revenues are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events and when the milestone has substance. Non-refundable payments received upon entering into licenses and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

         Under the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have significant net deferred tax assets, primarily related to net operating loss and other carryforwards. Events, such as a sustained decline in the Company's product revenues and/or increased expenses could result in a revision to the Company's projected future taxable income, and accordingly, the need for a valuation allowance based upon the ultimate realizability of its net operating loss carryforwards, research and development tax credits and other deferred tax assets. The Company's federal and state operating loss carryforwards will begin to expire in 2009 and 2006, respectively, and the federal and state research and development credits will begin to expire in 2006 and 2021, respectively. The Company will continue to assess the need for such valuation allowance based on analyses of operating results and projections of future operating performance of the Company.


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

         In accordance with the provisions of SFAS No. 142 "Goodwill and other Intangible Assets", goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. We completed our annual goodwill impairment test on May 31, 2004, which indicated that goodwill was not impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Because the Company is in one reporting unit, this determination is made at the Company level and consists of two steps. First, we determine the fair value of our reporting unit and compare it to its carrying amount. Second, if the carrying amount of its reporting unit exceeds our fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations". The residual fair value after this allocation is the implied fair value of our goodwill. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

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

         Specific examples of such forward looking statements include statements in this report relating to the potential impact on our revenues of Schering-Plough's launch of PEG-INTRON in Japan, the potential impact on our ability to sustain or grow our ABELCET revenues in light of continuing competitive and pricing pressure in the intravenous antifungal market, the future sales performance of our other products, the potential impact of the manufacturing and stability problems with ONCASPAR we continue to experience, the performance of our protective collar arrangement relating to the shares of NPS common stock we hold, the continued sufficiency of our capital resources and our ability to access the capital markets in the future. This is not necessarily inclusive of all examples of forward looking statements that are or may be contained in this report.

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

         Many factors could cause actual results to differ from the results or developments discussed or predicted in the forward looking statements made in this report. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, many of them are described under the caption "Risk Factors" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004, which we filed with the SEC and which is incorporated herein by reference. Readers of this report are advised to read such Risk Factors in connection with this report. The following information supplements and updates such Risk
Factors:

         o Although Schering-Plough has received approval for PEG-INTRON in Japan in combination with REBETOL for the treatment of hepatitis C, there can be no assurance that Schering-Plough will successfully market PEG-INTRON in Japan. It is anticipated that a competing pegylated interferon-based combination therapy will receive marketing approval in Japan for hepatitis C in the next one to two years. Even if Schering-Plough is successful in launching PEG-INTRON in Japan, it is likely that the future launch of a competing pegylated interferon-based combination therapy will have a negative impact on PEG-INTRON's Japanese market share and sales.

         o We have been experiencing increasing pricing pressure with respect to ABELCET. In particular, Fujisawa Healthcare Inc. and Gilead Sciences, Inc., which jointly market a competing liposomal amphotericin B product have aggressively lowered the price of their product in certain regions and for certain customers in the U.S. This has resulted in the shrinkage or loss of certain of our customer accounts. Further, ABELCET sales may also continue to be negatively impacted by newer agents from Pfizer, Merck, and Fujisawa. We are developing strategies to address these competitive threats, but there can be no assurance as to when or whether we will be successful in stopping or reversing this trend.

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

         o Manufacturing and stability problems required us to implement a voluntary recall for one ONCASPAR batch March 2005. To date, we have been unable to identify the cause of the manufacturing and stability problems related to the batches of ONCASPAR that we voluntarily recalled in March 2005, September 2004, and July 2004 and preliminary indicators do not rule out that an additional batch of ONCASPAR may also be affected by manufacturing and stability problems, which we may also voluntarily recall in the near term. We cannot assure you that future product recalls will not materially adversely affect our business, our financial conditions, results of operations or our reputation and relationships with our customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

         Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. The terms of the collar arrangement are structured so that our investment in NPS stock, when combined with the value of the collar, should secure ultimate cash proceeds in the range of 85% - 108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off the closing price of NPS common stock on the day before the collar was executed) (See Note 12 to our unaudited condensed consolidated financial statements). We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at March 31, 2005 all of our holdings were in instruments maturing in four years or less.

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2005 (in thousands):

                                2006         2007         2008         2009       TOTAL      FAIR VALUE
                              --------     -------      --------     --------   ---------    -----------
   Fixed Rate                 $103,454     $37,259       $18,586      $11,025    $170,324       $168,879
   Average Interest Rate          0.92%       2.14%         2.54%        2.82%       1.49%             -
   Variable Rate                     -           -             -            -           -              -
   Average Interest Rate             -           -             -            -           -              -
                              ---------    -------      --------     --------    ---------   -----------
                              $103,454     $37,259       $18,586      $11,025    $170,324       $168,879
                              =========    =======      ========     ========    =========   ===========

         Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $360.0 million at March 31, 2005. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Controller (Acting Principal Accounting Officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2005, the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

         There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION


ITEM 6.  EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

        EXHIBIT
        NUMBER       DESCRIPTION

     3.1 Certificate of Incorporation, as amended (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference thereto)

     3.2 Amendment to Certificate of Incorporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on December 10, 2002 and incorporated herein by reference thereto)

     3.3 By laws, as amended (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on May 22, 2002 and incorporated herein by reference thereto)

     4.1 Indenture dated as of June 26, 2001, between the Company and Wilmington Trust Company, as trustee, including the form of 4 1/2% Convertible Subordinated Notes due 2008 attached as exhibit A thereto (previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-67509) filed with the Commission and incorporated herein by reference thereto)

     4.2 Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent (previously filed as an exhibit to the Company's Form 8-A (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto)

     4.3 First Amendment to Rights Agreement, dated as of February 19, 2003 (previously filed as an exhibit to the Company's Form 8-A12 G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto)

     10.2 Employment Agreement with Craig A. Tooman dated January 5, 2005 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference thereto)

     10.6 Form of Restricted Stock Unit Award Agreement for Executive Officers *

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

                           ENZON PHARMACEUTICALS, INC.
                                  (Registrant)

                            By: /S/JEFFREY H. BUCHALTER
                                ---------------------------------------
                                  President and Chief Executive Officer
                                (Principal Executive Officer)

Date:  May 10, 2005         By: /S/TONI L. KLICH
                                ---------------------------------------
                                 Controller
                                 (Acting Principal Accounting Officer)

                                      ENZON


















                    685 Route 202/206, Bridgewater, NJ 08807
                      (908) 541-8600 o FAX: (908) 575-9457
                              HTTP://WWW.ENZON.COM