Form 10-Q/A
period 2003-09-30
ENZON PHARMACEUTICALS  INC
filed 2005-09-27
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-12957

                           ENZON PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                    Delaware                                          22-2372868
                    --------                                          ----------
(State or Other Jurisdiction of Incorporation or           (I.R.S. Employer Identification No.)
                Organization)


         685 Route 202/206, Bridgewater, New Jersey                  08807
         ------------------------------------------                  -----
         (Address of Principal Executive Offices)                 (Zip Code)

                                 (908) 541-8600
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


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

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A amends and restates our original quarterly report on Form 10-Q for the period ended September 30, 2003 as of the date of filing the original Form 10-Q on November 14, 2003. We are amending and restating our original quarterly report on Form 10-Q in its entirety with respect to computational changes in the valuation of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Securities", as amended (SFAS No. 133). The protective collar arrangement was entered into during August 2003 to reduce the exposure associated with changes in the fair value of the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received in connection with a June 2003 merger termination agreement.

         This amended quarterly report on Form 10-Q/A for the period ended September 30, 2003 reflects corrections and restatements of the following financial statements: (a) condensed consolidated balance sheet as of September 30, 2003; (b) condensed consolidated statement of operations for the period ended September 30, 2003; and (c) condensed consolidated statement of cash flows for the period ended September 30, 2003.

         We are also filing under separate documents amended quarterly reports on Form 10-Q/A for the quarter and fiscal year-to-date periods ended December 31, 2003 and March 31, 2004 and an amended annual report on Form 10-K/A (Amendment No. 2) for the quarter and year ended June 30, 2004. For a more detailed description of corrections and restatements made to the financial statements, see Note 2, "Restatement of Condensed Consolidated Financial Statements", to the accompanying notes to the condensed consolidated financial statements.

         In addition to the changes discussed above, we have also made other changes, including but not limited to the following: (a) other income for the fiscal period ended September 30, 2003 under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the changes discussed herein; (b) non-current other liabilities; (c) total gross deferred tax assets, net deferred tax assets and income tax provision for the fiscal period ended September 30, 2003 in Note 12, "Income Taxes", to the accompanying notes to the condensed consolidated financial statements; (d) unrealized income (loss) recognized in other income for the fiscal periods ended September 30, 2003 with respect to the valuation of a derivative instrument in
Note 14, "Derivative Instrument", to the accompanying notes to the condensed consolidated financial statements; (e) net income (loss) and net income (loss) per common share for the fiscal period ended September 30, 2003 in Note 5, "Earnings Per Common Share", to the accompanying notes to the condensed consolidated financial statements; and (f) pro forma net income (loss) and net income (loss) per common share for the fiscal period ended September 30, 2003 in
Note 6, "Stock-Based Compensation", to the accompanying notes to the condensed consolidated financial statements.

         This amended and restated quarterly report on Form 10-Q/A is as of the end of our fiscal period September 30, 2003 as required by Form 10-Q or as of the date of filing the original Form 10-Q. It does not update any of the statements contained therein for subsequent events or forward looking statements. This quarterly report on Form 10-Q/A contains forward looking statements, which were made at the time the original quarterly report on Form 10-Q was filed on November 14, 2003 and must be considered in light of any subsequent events and subsequent statements including forward looking statements in any written statement subsequent to the filing of the original quarterly report on Form 10-Q, including statements made in filings on current reports on Form 8-K.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                                   September 30,   June 30,
                                                                      2003          2003*
                                                                   ----------     ---------
                                                                   (Restated)
                                                                    (Note 2)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  63,042      $  66,752
  Short-term investments                                              24,834         25,047
  Accounts receivable, net                                            26,732         33,173
  Inventories                                                         11,812         11,786
  Deferred tax and other current assets                               18,007         16,089
                                                                   ---------      ---------
       Total current assets                                          144,427        152,847
                                                                   ---------      ---------

Property and equipment                                                45,538         43,896
  Less accumulated depreciation and amortization                      12,286         11,303
                                                                   ---------      ---------
                                                                      33,252         32,593
                                                                   ---------      ---------
Other assets:
  Marketable securities                                               67,685         61,452
  Investments in equity securities and convertible note               62,935         56,364
  Amortizable intangible assets, net                                 207,498        211,975
  Goodwill                                                           150,985        150,985
  Deferred tax and other assets                                       61,342         62,350
                                                                   ---------      ---------
                                                                     550,445        543,126
                                                                   ---------      ---------
Total assets                                                       $ 728,124      $ 728,566
                                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   8,124      $  12,809
  Accrued expenses                                                    17,182         21,536
                                                                   ---------      ---------
     Total current liabilities                                        25,306         34,345
                                                                   ---------      ---------

Notes payable                                                        400,000        400,000
Other liabilities                                                      8,667          2,637
                                                                   ---------      ---------
                                                                     408,667        402,637
                                                                   ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2003 and at
   June 30, 2003                                                          --             --
  Common stock-$.01 par value, authorized 90,000,000 shares;
   issued and outstanding 43,690,896 shares at September
   30, 2003 and 43,518,359 shares at June 30, 2003                       437            435
  Additional paid-in capital                                         323,938        322,488
  Accumulated other comprehensive income (loss)                        1,469           (159)
  Deferred compensation                                               (5,689)        (4,040)
  Accumulated deficit                                                (26,004)       (27,140)
                                                                   ---------      ---------
Total stockholders' equity                                           294,151        291,584
                                                                   ---------      ---------
Total liabilities and stockholders' equity                         $ 728,124      $ 728,566
                                                                   =========      =========



*Condensed from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                     Three months ended
                                                                        September 30,
                                                                    ---------------------
                                                                      2003         2002
                                                                    --------     --------
                                                                   (Restated)
                                                                    (Note 2)
Revenues:
    Product sales, net                                              $ 24,961     $  6,566
    Manufacturing revenue                                              1,604            -
    Royalties                                                         13,811       18,417
    Contract revenue                                                     268           84
                                                                    --------     --------
              Total revenues                                          40,644       25,067
                                                                    --------     --------
Costs and expenses:
    Cost of sales and manufacturing revenue                           10,912        2,514
    Research and development                                           6,551        4,062
    Selling, general and administrative                               11,209        3,908
    Amortization of acquired intangible assets                         3,358           35
                                                                    --------     --------
             Total costs and expenses                                 32,030       10,519
                                                                    --------     --------
Operating income                                                       8,614       14,548
                                                                    --------     --------
Other income (expense):
    Interest and dividend income                                         474        3,454
    Interest expense                                                  (4,957)      (4,957)
    Other, net                                                        (2,513)           -
                                                                    --------     --------
                                                                      (6,996)      (1,503)
                                                                    --------     --------

Income before tax provision                                            1,618       13,045
Income tax provision                                                     482          261
                                                                    --------     --------
Net income                                                          $  1,136     $ 12,784
                                                                    ========     ========

Basic earnings per common share                                     $   0.03     $   0.30
                                                                    ========     ========
Diluted earnings per common share                                   $   0.03     $   0.29
                                                                    ========     ========
Weighted average number of common shares outstanding - basic          43,290       42,980
                                                                    ========     ========

Weighted average number of common shares and dilutive
    potential common shares outstanding                               43,629       43,681
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             Three Months Ended
                                                                                September 30,
                                                                            ----------------------
                                                                              2003          2002
                                                                            ---------     ---------
                                                                           (Restated)
                                                                            (Note 2)
Cash flows from operating activities:
      Net income                                                            $   1,136     $  12,784
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization                                        5,925           601
           Non-cash expense for issuance of common stock                          344            77
           Non-cash income relating to equity collar arrangement                2,513             -
           Amortization of bond premium/discount                                 (126)         (274)
           Deferred income taxes                                                   88             -
      Changes in operating assets and liabilities                              (5,991)       (6,029)
                                                                            ---------     ---------

               Net cash provided by operating activities                        3,889         7,159
                                                                            ---------     ---------
Cash flows from investing activities:

      Purchase of property and equipment                                       (1,649)         (766)
      Proceeds from sale of marketable securities                               3,000        91,180
      Purchase of marketable securities                                        (8,950)      (60,990)
      Maturities of marketable securities                                           -         5,000
                                                                            ---------     ---------

               Net cash provided by (used in) investing activities             (7,599)       34,424
                                                                            ---------     ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                        -           272
                                                                            ---------     ---------

Net increase (decrease) in cash and cash equivalents                           (3,710)       41,855

Cash and cash equivalents at beginning of period                               66,752       113,858
                                                                            ---------     ---------

Cash and cash equivalents at end of period                                  $  63,042     $ 155,713
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) Organization and Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. (the "Company") and its subsidiaries in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances were reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2) Restatement of Condensed Consolidated Financial Statements

         In August and September 2005, the Company concluded that its previously issued financial statements and other financial information for the quarter and fiscal year-to-date periods ended September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004 required restatement with respect to its accounting for a derivative hedging instrument.

         The restatement is due to the accounting for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133). In November 2004, we had restated our financial statements for the year and quarter ended June 30, 2004 to correct a change relating to the accounting for the same derivative hedging instrument and the assessment of the realizeability of deferred tax assets related to the unrealized loss on available for sale securities included in accumulated other comprehensive loss as of June 30, 2004.

         As described in Note 14 "Derivative Instruments", the Company entered into a zero cost protective collar (the "Collar") arrangement in August 2003 to reduce its exposure to changes in the fair value of the 1.5 million common shares of NPS Pharmaceutical, Inc. ("NPS"), which the Company received in connection with the termination of a proposed merger. The Collar is carried at fair value on the Company's condensed consolidated balance sheet as either a payable or receivable from the financial institution, with changes in the fair value being charged to "other income (expense)" in the condensed consolidated statement of operations. The Company has identified certain computational changes in the valuation of the Collar. The accounting change results in an increase or decrease in the carrying value of the Collar as of the quarterly periods ended September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004 and a corresponding charge or credit to other income (expense) and the related income tax effects for the corresponding quarterly and fiscal year-to-date periods.

         The following tables show the impact of the restatement on the relevant captions from the Company's condensed consolidated financial statements as of and for the periods indicated. These tables contain only the changed balances and do not represent the complete condensed consolidated balance sheet as of such period or condensed consolidated statements of operations for the period then ended (in thousands, except per share amounts).

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

                 Changes to Condensed Consolidated Balance Sheet
                 -----------------------------------------------

                               September 30, 2003
                               ------------------

                                                         Previously
                                                          Reported        Adjustments     Restated
                                                          --------        -----------     --------
Non-current deferred tax and other assets                 $  60,190       $   1,152       $  61,342
Total non-current assets                                    549,293           1,152         550,445
Total assets                                                726,972           1,152         728,124
Other liabilities                                             5,847           2,820           8,667
Total non-current liabilities                               405,847           2,820         408,667
Accumulated deficit                                         (24,336)         (1,668)        (26,004)
Total stockholders' equity                                  295,819          (1,668)        294,151
Total liabilities and stockholders' equity                  726,972           1,152         728,124


            Changes to Condensed Consolidated Statement of Operations


                                                                     Three months ended
                                                                     September 30, 2003
                                                          ----------------------------------------
                                                          Previously
                                                           Reported       Adjustments     Restated
                                                           --------       -----------     --------
Other, net                                                  $   307         ($2,820)        ($2,513)
Total other income (expense)                                 (4,176)         (2,820)         (6,996)
Income before tax provision                                   4,438          (2,820)          1,618
Income tax provision                                          1,634          (1,152)            482
Net income                                                    2,804          (1,668)          1,136
Basic earnings per common share                                0.06           (0.03)           0.03
Diluted earnings per common share                              0.06           (0.03)           0.03



         The restatement did not result in any changes to cash and cash equivalents as of September 30, 2003 or any changes to the net cash flows from operations, investing or financing activities in the condensed consolidated statement of cash flows for the period ended September 30, 2003 although it did result in certain reclassifications among certain components of net cash flow from operations.

         As a result of the adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 3, "Comprehensive Income", Note 5, "Earnings Per Common Share", Note 6, "Stock-Based Compensation", Note 12, "Income Taxes", and Note 14, "Derivative Instruments".

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

The following table reconciles net income to comprehensive income (in thousands):


                                                              Three months ended
                                                                 September 30,
                                                           -------------------------
                                                              2003            2002
                                                           ------------     --------
                                                           (Restated)
         Net income                                           $1,136        $12,784
                    Other comprehensive income:
                    Unrealized gain on
                        securities arising during the
                        period, net of tax                     1,628          2,136
                    Reclassification adjustment
                        for net gain realized in net
                        income, net of tax                         -            (55)
                                                              ------        -------

                    Total other comprehensive income           1,628          2,081
                                                              ------        -------

         Comprehensive income                                 $2,764        $14,865
                                                              ======        =======


         For the three months ended September 30, 2003 a substantial portion of the unrealized gain relates to the Company's investment in 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS"). (See Note 14)

(4) New Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", an interpretation of Accounting Principles Board ("APB") Opinion No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. At September 30, 2003 we were not a party to transactions contemplated under FIN 46.

         In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This adoption did not have any impact on our financial position or results of operations.

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

         The following table reconciles the basic and diluted earnings per share calculations (in thousands):


                                                                  Three months ended
                                                                     September 30,
                                                           ----------------------------------
                                                               2003                    2002
                                                           -----------           ------------
                                                            (Restated)
          Net income                                          $1,136                $12,784
          Less:  Preferred stock dividends                         -                      4
                                                              ------                -------
          Net income available to common
             stockholders                                     $1,136                $12,780
                                                              ======                =======
          Weighted average number of
             common shares outstanding - basic                43,290                 42,980
          Effect of dilutive securities:
                Conversion of preferred stock                      -                     16
                Assumed exercise of non-
                   qualified stock options and
                   restricted stock                              339                    685
                                                              ------                -------
          Weighted average number of
             common shares outstanding and
             dilutive potential common shares                 43,629                 43,681
                                                              ======                =======


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(6) Stock-Based Compensation

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):


                                                                        Three Months Ended
                                                                          September 30,
                                                                   -----------------------------
                                                                      2003             2002
                                                                   ------------     ------------
                                                                   (Restated)
          Net income                                                  $1,136           $12,784
             Less:  Preferred stock dividends                              -                 4
                                                                      ------           -------
             Net income available to common stockholders               1,136            12,780
          Add:  Stock-based employee
              compensation expense included in
              reported net income, net of related
              tax effects                                                176                77
          Deduct:  Total stock-based employee
              compensation expense determined
              under fair value based method for all
              awards, net of related tax effects                      (2,221)           (2,184)
                                                                      ------           -------

          Pro forma net income available to common
              stockholders                                             ($909)          $10,673
                                                                      ======           =======

          Earnings (Loss) per common share - basic:
             as reported                                                $0.03            $0.30
             pro forma                                                 ($0.02)           $0.25
          Earnings (Loss) per common share - diluted:
             as reported                                                $0.03            $0.29
             pro forma                                                 ($0.02)           $0.24


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

 (7)  Inventories

         The composition of inventories is as follows (in thousands):


                                        September 30,          June 30,
                                             2003               2003
                                        -------------          -------
                  Raw materials            $ 4,265             $ 4,349
                  Work in process            2,043               3,392
                  Finished goods             5,504               4,045
                                           -------             -------
                                           $11,812             $11,786
                                           =======             =======

(8) Acquisition of ABELCET Product Line

         On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R), Amphotericin B Lipid Complex Injection) (the "ABELCET Product Line") from Elan Corporation, plc, for $360.0 million plus acquisition costs of approximately $9.3 million.

         The following unaudited pro forma results of operations of the Company for the three months ended September 30, 2002, assumes the acquisition of the ABELCET Product Line occurred as of July 1, 2002 and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):


                                                    Three months ended
                                                    September 30, 2002
                                                       (Unaudited)
                                                    ------------------
               Product sales                              $21,695
               Total revenues                              40,196
               Net income                                   7,184
               Pro forma earnings per share:
                    Basic                                  $0.17
                    Diluted                                $0.16

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


(9) Intangible Assets

         The Company's intangible assets are primarily related to its November 22, 2002 acquisition of the ABELCET product line and are amortized over their estimated useful lives. The gross carrying amount, estimated lives and accumulated amortization, by major intangible asset class at September 30, 2003 was as follows:


                                                                Gross
                                            Estimated          Carrying         Accumulated            Net
                                              Lives             Amount          Amortization         Assets
                                          --------------    ---------------    ---------------    --------------
    Product patented technology              12 years           $64,400            $4,472            $59,928
    Manufacturing patent                     12 years            18,300             1,271             17,029
    NDA Approval                             12 years            31,100             2,160             28,940
    Trade name and other
      product rights                         15 years            80,000             4,445             75,555
    Product acquisition costs             10-14 years            26,194             2,164             24,030
    Patents                                 1-5 years             2,092             1,665                427
    Manufacturing contract                    3 years             2,200               611              1,589
                                                            ---------------    ---------------    --------------
      Total                                                    $224,286           $16,788           $207,498
                                                            ===============    ===============    ==============


         Amortization of intangibles assets for the three month period ended September 30, 2003 was $4.5 million. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $17.9 million per year.

(10) Goodwill

         The amount assigned to goodwill in connection with ABELCET product line acquisition was recorded at $151.0 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but rather is reviewed at least annually for impairment.

(11) Cash Flow Information

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

(12) Income Taxes

         The Company recognized a tax provision for the three months ended September 30, 2003 at an estimated annual effective tax rate of 37%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004. In addition, the Company recorded a $1.0 million tax benefit related to the derivative instrument (Note 14).

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

(13) Business Segments

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

(14) Derivative Instruments

         On February 19, 2003, the Company entered into an agreement and plan of merger with NPS Pharmaceuticals, Inc. ("NPS"). On June 4, 2003, the merger agreement was terminated. In accordance with the mutual termination agreement between the two companies, the Company received 1.5 million shares of NPS common stock. The termination agreement imposes certain restrictions with respect to the transferability of the underlying shares including limiting the maximum number of shares that can be transferred each month after the registration statement relating to the shares is declared effective to 125,000 shares. Considering such restrictions, 1.1 million shares were valued at $26.7 million, which was the fair value of NPS stock on June 4, 2003 and in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and the balance of 375,000 shares were considered as restricted stock as defined under the scope exception provisions of SFAS No. 115. The restricted stock was valued at $7.8 million by applying a 12% discount on the related fair value based on a valuation performed by an independent third-party consulting firm. Total consideration received aggregated $34.6 million. The Company also recorded $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal and accounting fees). The net gain of approximately $26.9 million was recorded as other income in the Condensed Consolidated Statement of Operations for the year ended June 30, 2003.

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS. The Collar is considered a derivative hedging instrument in accordance with SFAS 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other income in the condensed consolidated statements of operations. At September 30, 2003, the Company had a payable to the financial institution of $6.3 million. During the three months ended September 30, 2003, the Company recorded an unrealized loss of $6.3 million as a component of other income (expense) representing the change in fair value of the Collar instrument.

         As of September 30, 2003, 1,500,000 shares of NPS common stock valued at $41.8 million, are included in investments in equity securities on the accompanying condensed consolidated balance sheets. During the period from August 2003 to September 30, 2003, the NPS common stock had appreciated $7.2 million in value, of which $3.8 million was recorded in other income in the Statement of Operations and $2.1 million was recorded as a component of other comprehensive income, net of tax, in the statement of consolidated stockholders' equity.

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

         During the three months ended September 30, 2003, net cash generated from operating activities was $3.9 million, compared to $7.2 million for the three months ended September 30, 2002, primarily reflecting our net income of $1.1 million, depreciation and amortization of $5.9 million, deferred income taxes of $88,000 and our non-operating investments and collar of $2.5 million. These changes are offset by $5.8 million in our operating assets and liabilities.

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

         In August 2003, we entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") which we received as part of a merger termination agreement with NPS. The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time we will receive the proceeds from the sale of the securities which we estimate with consideration to the Collar to be $29.9 million to $38.0 million. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

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

CONTRACTUAL OBLIGATIONS

         Our major outstanding contractual obligations relate to our operating leases, our convertible debt and our license and development agreements with collaborative partners. Since June 30, 2003, there has been no material change with respect to our contractual obligations as disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our annual report in Form 10-K for the year ended June 30, 2003.

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

         Research and Development. Research and development expenses increased by 61% to $6.6 million for the three months ended September 30, 2003 from $4.1 million for the same period last year. The increase was primarily due to (i) increased spending of approximately $625,000 related to our SCA collaboration with Micromet AG, (ii) increased spending on our two late stage development programs, PEG-Camptothecin and ATG Fresenius S, of approximately $875,000, and
(iii) increased payroll related expenses of approximately $500,000 and other expenses of approximately $500,000 related to our internal research and preclinical activities.

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

         Other Income/Expense. Interest and dividend income for the three months ended September 30, 2003 decreased to $474,000, as compared to $3.5 million for the prior year. The decrease was primarily due to a reduction in our interest-bearing investments resulting from our purchase of the ABELCET Product Line in November 2002 for a cash payment of $360.0 million, plus acquisition costs, as well as a decrease in interest rates. Interest expense remained unchanged from the same period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the quarter ended September 30, 2003, other expense was $2.5 million. During the quarter ended September 30, 2003, we recognized (i) an unrealized loss of $6.3 million related to change in the fair value of the Collar, and (ii) $3.8 million unrealized gain on the NPS common stock. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 14 to the Notes to the accompanying Consolidated Financial Statements - Derivative Instrument.

         Income Taxes. During the three months ended September 30, 2003 and 2002 we recognized net tax expense of approximately $482,000 and $261,000, respectively. The Company recognized a tax provision for the three months ended September 30, 2003 at an estimated annual effective tax rate of 37%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004.

         At June 30, 2003, the Company recognized approximately $67.5 million as a net deferred tax asset related to the expected future products, since management concluded that it is more likely than not that the deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. At June 30, 2003, the Company retained a valuation allowance of $12.8 million with respect to certain capital losses and credits is uncertain and will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

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

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2003 (in thousands):


                                       2004            2005         2006         Total     Fair Value
                                    ----------       -------       -------      -------    ----------
Fixed Rate                          $   24,664       $27,628       $40,105      $92,397      $92,519
Average Interest Rate                     3.31%         1.78%         2.18%        2.36%           -
Variable Rate                                -             -             -            -            -
Average Interest Rate                        -             -             -            -            -
                                    ----------       -------       -------      -------      -------
                                    $   24,664       $27,628       $40,105      $92,397      $92,519
                                    ==========       =======       =======      =======      =======


         Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $335.0 million at September 30, 2003. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

         As discussed in Liquidity and Capital Resources, in August 2003, we entered into a Zero Cost Protective Collar arrangement (the "Collar") with a financial institution to reduce the exposure to the changes in the fair value associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. The Collar is considered a derivative instrument and as such, we carry the Collar at fair value as an asset or liability on the balance sheet and changes in fair value are recorded as a charge or credit to earnings in the period of change. The value of the Collar instrument is subject to market conditions that cause variability associated with its intrinsic and time values. The fair value of the Collar at September 30, 2003 was a liability of $6.3 million.

ITEM 4. CONTROLS AND PROCEDURES

         The following has been amended to reflect the restatement of the Company's condensed consolidated financial statements as discussed in (i) the Explanatory Note to this quarterly report on Form 10-Q/A and (ii) Note 2 to the condensed consolidated financial statements for the quarter ended September 30, 2003, which appear under Item 1 of this quarterly report on Form 10-Q/A.

         In connection with the preparation of our previously filed quarterly report on Form 10-Q for the quarter ended September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the U.S. Securities and Exchange Commission ("SEC").

         Subsequent to the period covered by this report, we reevaluated our use of hedge accounting for a derivative hedging instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) and made computational changes to the valve of the collar instrument. In conjunction with our evaluation, we determined that we would need to amend and restate certain previously issued financial statements, including those pertaining to the quarter ended September 30, 2003, with respect to our accounting for the derivative hedging instrument. Accordingly, on August 16, 2005 and September 1, 2005 we filed a current report on Form 8-K with the SEC detailing our determination. Due to our need to amend and restate our financial statements for the quarter ended September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, now believe that our disclosure controls and procedures were not effective as of September 30, 2003.

         There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, since September 30, 2003, we are designing a remediation plan to address the material weakness in our internal control and procedures pertaining to our application of SFAS No. 133, the accounting for derivative instruments, and the related restatements of certain previously issued financial statements. Our remediation plan includes improving training, education, and accounting reviews to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

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

                                          ENZON PHARMACEUTICALS, INC.
                                          ---------------------------
                                                  (Registrant)



Date: September 27, 2005                  By: /s/Jeffrey H. Buchalter
                                              ---------------------------
                                              Jeffrey H. Buchalter
                                              Chairman, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)



Date: September 27, 2005                  By: /s/Craig A. Tooman
                                              ----------------------------
                                              Craig A. Tooman
                                              Executive Vice President, Finance
                                              and Chief Financial Officer
                                              (Principal Financial
                                              Officer)