Form 10-Q/A
period 2003-12-31
ENZON PHARMACEUTICALS  INC
filed 2005-09-27
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 2003
                               -----------------

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X__     No__


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes   X__     No__

         As of February 10, 2004, there were 43,819,246 shares of Common Stock, par value $.01 per share, outstanding.

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A amends and restates our original quarterly report on Form 10-Q for the period ended December 31, 2003 as of the date of filing the original Form 10-Q on February 17, 2004. We are amending and restating our original quarterly report on Form 10-Q in its entirety with respect to our accounting for computational changes in the valuation of and the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Securities", as amended (SFAS No. 133). The protective collar arrangement was entered into during August 2003 to reduce the exposure associated with changes in the fair value of the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received in connection with a June 2003 merger termination agreement.

         This amended quarterly report on Form 10-Q/A for the period ended December 31, 2003 reflects corrections and restatements of the following financial statements: (a) condensed consolidated balance sheet as of December 31, 2003; (b) condensed consolidated statements of operations for the quarterly and fiscal year to date periods ended December 31, 2003; and (c) condensed consolidated statement of cash flows for the quarterly and fiscal year to date periods ended December 31, 2003.

         We are also filing under separate documents amended quarterly reports on Form 10-Q/A for the quarter and fiscal year-to-date periods ended September 30, 2003, March 31, 2004 and an amended annual report on Form 10-K/A (Amendment No. 2) for the quarter and year ended June 30, 2004. For a more detailed description of corrections and restatements made to the financial statements, see Note 2, "Restatement and Reclassification of Condensed Consolidated Financial Statements" to the accompanying notes to the condensed consolidated financial statements.

         In addition to the changes discussed above, we have also made other changes, including but not limited to the following: (a) other income for the fiscal periods ended December 31, 2003 under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the changes discussed herein; (b) non-current other liabilities; (c) unrealized income (loss) on securities that arose during the fiscal periods and our total comprehensive loss for the fiscal periods ended December 31, 2003 in Note 3, "Comprehensive Income", to the accompanying notes to the condensed consolidated financial statements; (d) unrealized gain previously recognized in other income and recorded in accumulated other comprehensive income for the fiscal period ended December 31, 2003 with respect to the sale and repurchase of shares of NPS in Note 14, "Derivative Instruments", to the accompanying notes to the condensed consolidated financial statements; (e) unrealized income (loss) recognized in other income for the fiscal periods ended December 31, 2003 with respect to the valuation of a derivative instrument in Note 14, "Derivative Instruments", to the accompanying notes to the condensed consolidated financial statements; (f) total gross deferred tax assets, and income tax provisions (benefit) for the fiscal periods ended December 31, 2003 in Note 12, "Income Taxes", to the accompanying notes to the condensed consolidated financial statements; (g) net income (loss) and net income (loss) per common share for the fiscal periods ended December 31, 2003 in Note 5, "Earnings Per Common Share", to the accompanying notes to the condensed consolidated financial statements; and (h) pro forma net income (loss) and net income(loss) per common share for the fiscal periods ended December 31, 2003 in Note 6, "Stock-Based Compensation", to the accompanying notes to the condensed consolidated financial statements.

         This amended and restated quarterly report on Form 10-Q/A is as of the end of our fiscal period December 31, 2003 as required by Form 10-Q or as of the date of filing the original Form 10-Q. It does not update any of the statements contained therein for subsequent events or forward looking statements. This quarterly report on Form 10-Q/A contains forward looking statements, which were made at the time the original quarterly report on Form 10-Q was filed on February 17, 2004 and must be considered in light of any subsequent events and subsequent statements including forward looking statements in any written statement subsequent to the filing of the original quarterly report on Form 10-Q, including statements made in filings on current reports on Form 8-K.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except shares and per share amounts)
                                   (Unaudited)

                                                                             December 31, 2003         June 30, 2003*
                                                                             -----------------         --------------
                                                                                (Restated)
                                                                                 (Note 2)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $  89,164               $  66,752
  Short-term investments                                                              9,867                  25,047
  Investments in equity securities                                                   11,505                      --
  Accounts receivable, net                                                           25,175                  33,173
  Inventories                                                                        10,871                  11,786
  Deferred tax and other current assets                                              15,998                  16,089
                                                                                  ---------               ---------
       Total current assets                                                         162,580                 152,847
                                                                                  ---------               ---------

Property and equipment                                                               46,612                  43,896
  Less:  Accumulated depreciation and amortization                                   13,297                  11,303
                                                                                  ---------               ---------
                                                                                     33,315                  32,593
                                                                                  ---------               ---------
Other assets:
  Marketable securities                                                              70,409                  61,452
  Investments in equity securities and convertible note                              55,660                  56,364
  Amortizable intangible assets, net                                                203,021                 211,975
  Goodwill                                                                          150,985                 150,985
  Deferred tax and other assets                                                      62,427                  62,350
                                                                                  ---------               ---------
                                                                                    542,502                 543,126
                                                                                  ---------               ---------
Total assets                                                                      $ 738,397               $ 728,566
                                                                                  =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                $   7,772               $  12,809
  Accrued expenses                                                                   23,661                  21,536
                                                                                  ---------               ---------
     Total current liabilities                                                       31,433                  34,345
                                                                                  ---------               ---------

Notes payable                                                                       400,000                 400,000
Other liabilities                                                                     9,960                   2,637
                                                                                  ---------               ---------
                                                                                    409,960                 402,637
                                                                                  ---------               ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares; no
   shares issued and outstanding at December 31, 2003 and at June 30, 2003               --                      --
  Common stock-$.01 par value, authorized 90,000,000 shares; issued and outstanding 43,819,246 shares at December 31, 2003
   and 43,518,359 shares at June 30, 2003                                               438                     435
  Additional paid-in capital                                                        324,986                 322,488
  Accumulated other comprehensive income (loss)                                       3,988                    (159)
  Deferred compensation                                                              (6,101)                 (4,040)
  Accumulated deficit                                                               (26,307)                (27,140)
                                                                                  ---------               ---------
Total stockholders' equity                                                          297,004                 291,584
                                                                                  ---------               ---------
Total liabilities and stockholders' equity                                        $ 738,397               $ 728,566
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
                                   (Unaudited)

                                                              Three months ended                Six months ended
                                                                 December 31,                     December 31,
                                                        -----------------------------    -------------------------------
                                                             2003             2002            2003             2002
                                                        --------------    -----------    -------------    --------------
                                                          (Restated)                       (Restated)
                                                           (Note 2)                         (Note 2)
Revenues:
  Product sales, net                                         $ 27,711      $  7,811        $ 52,672          $ 14,377
  Manufacturing revenue                                         2,187           733           3,791               733
  Royalties                                                    11,547        22,903          25,358            41,321
  Contract revenue                                                253            50             521               134
                                                             --------      --------        --------          --------
     Total revenues                                            41,698        31,497          82,342            56,565
                                                             --------      --------        --------          --------
Costs and expenses:
  Cost of sales and manufacturing revenue                      11,825         4,265          22,737             6,779
  Research and development                                      7,388         5,692          13,939             9,754
  Selling, general and administrative                          11,478         7,397          22,687            11,305
  Amortization of acquired intangible assets                    3,358         1,293           6,716             1,328
  Write-down of carrying value of investments                      --        27,237              --            27,237
                                                             --------      --------        --------          --------
     Total costs and expenses                                  34,049        45,884          66,079            56,403
                                                             --------      --------        --------          --------
Operating income (loss)                                         7,649       (14,387)         16,263               162
                                                             --------      --------        --------          --------

Other income (expense):
         Interest and dividend income                             706         4,345           1,180             7,798
         Interest expense                                      (4,957)       (4,957)         (9,914)           (9,914)
         Other, net                                            (4,332)           --          (6,845)               --
                                                             --------      --------        --------          --------
                                                               (8,583)         (612)        (15,579)           (2,116)
                                                             --------      --------        --------          --------

Income (loss) before tax provision (benefit)                     (934)      (14,999)            684            (1,954)
Income tax provision (benefit)                                   (631)          245            (149)              506
                                                             --------      --------        --------          --------

Net income (loss)                                               ($303)     ($15,244)       $    833           ($2,460)
                                                             ========      ========        ========          ========

Basic earnings (loss) per common share                         ($0.01)       ($0.35)       $   0.02            ($0.06)
                                                             ========      ========        ========          ========
Diluted earnings (loss) per common share                       ($0.01)       ($0.35)       $   0.02            ($0.06)
                                                             ========      ========        ========          ========

Weighted average number of common shares
       outstanding-basic                                       43,307        43,011          43,298            42,995
                                                             ========      ========        ========          ========
Weighted average number of common shares and
       dilutive potential common shares outstanding            43,307        43,011          43,591            42,995
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                       -----------------------
                                                                                          2003          2002
                                                                                       ----------    ---------
                                                                                        (Restated)
                                                                                         (Note 2)
Cash flows from operating activities:
        Net income (loss)                                                               $     833       ($2,460)
        Adjustments to reconcile net income to net cash provided by operating activities:
                      Depreciation and amortization                                        10,958         2,610
                      Non-cash expense for issuance of common stock                         1,622           213
                      Non-cash income relating to equity collar arrangement                 4,717            --
                      Amortization of bond premium/discount                                  (107)        1,983
                      Non-cash write-down of carrying value of investment                      --        27,237
                      Deferred income taxes                                                   170            --
                      Changes in operating assets and liabilities                             679         5,909
                                                                                        ---------     ---------
                              Net cash provided by operating activities                    18,872        35,492
                                                                                        ---------     ---------

Cash flows from investing activities:
         Purchase of property and equipment                                                (2,726)       (3,594)
         Purchase of ABELCET business                                                          --      (369,120)
         Proceeds from sale of marketable securities                                       27,944       350,318
         Maturities of marketable securities                                                   --        53,000
         Purchases of marketable securities                                               (21,950)      (81,859)
                                                                                        ---------     ---------

                              Net cash provided by (used in) investing activities           3,268       (51,255)
                                                                                        ---------     ---------

Cash flows from financing activities:
         Proceeds from exercise of common stock options                                       272         1,262
                                                                                        ---------     ---------

Net increase (decrease)  in cash and cash equivalents                                      22,412       (14,501)

Cash and cash equivalents at beginning of period                                           66,752       113,858
                                                                                        ---------     ---------

Cash and cash equivalents at end of period                                              $  89,164     $  99,357
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



(1)  Organization and Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. (the "Company") and its subsidiaries in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. See Note 2 for discussion of restatement. Certain prior year balances were reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2) Restatement and Reclassification of Condensed Consolidated Financial Statements

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

         As described in Note 14, "Derivative Instruments", the Company entered into a zero cost protective collar (the "Collar") arrangement in August 2003 to reduce its exposure to the change in fair value of the 1.5 million common shares of NPS Pharmaceutical, Inc. ("NPS"), which the Company received in connection with the termination of a proposed merger. Pursuant to the terms of the Merger Termination Agreement, the Company was restricted as to the number of shares it could sell on a quarterly basis. Under the Collar arrangement, the Company was required to deliver unrestricted freely trading shares of NPS common stock upon the maturity date of the Collar, as well as maintain 1.5 million of shares of NPS common stock on account with the financial institution as collateral during the term of the Collar agreement. Therefore, during the period of November 2003 to October 2004, the Company sold and simultaneously repurchased 375,000 shares of NPS common stock quarterly in order to remove the restriction while maintaining the collateralized shares. In August 2005, the Company determined that the initial sale of NPS stock in November 2003 resulted in the termination of the existing hedging relationship and that the Company was unable to meet certain fair value hedging criteria pursuant to SFAS No. 133 at that time to re-designate the hedging relationship. Accordingly, the Company terminated its hedge accounting treatment in November 2003, which resulted in the unrealized gains and losses on the NPS common stock underlying the derivative hedging instrument previously included in other non-operating income (loss) being recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. The accounting change results in a misallocation between other income (expense) and accumulated other comprehensive income (loss) for the quarters and fiscal year-to-date periods ended December 31, 2003, March 31, 2004 and June 30, 2004.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


         In addition, the Collar is carried at fair value on the Company's balance sheet and represents either a payable or receivable from the financial institution, with changes in the fair value being charged to "other income (expense)" in the condensed consolidated statements of operations. The Company also has identified certain computational changes in the valuation of the Collar. The accounting change results in an increase or decrease in the carrying value of the Collar for the quarterly periods ended September 30, 2003, December 31, 2003 and March 31, 2004, and June 30, 2004, and a corresponding charge or credit to "other income (expense)" and the related income tax effects for the corresponding quarter and fiscal year-to-date periods then ended.

         The Company has also made certain reclassification between non-current and current assets and liabilities of a portion of the balance associated with the Collar and NPS common stock to reflect the timing of the maturity of the Collar instrument and related sale of NPS common stock.

         The following tables show the impact of the restatement and reclassifications on the relevant captions from the Company's condensed consolidated financial statements as of and for the periods indicated. These tables contain only the changed balances and do not represent the complete condensed consolidated balance sheet as of such period or condensed consolidated statements of operations for the periods then ended (in thousands, except per share amounts).

                 Changes to Condensed Consolidated Balance Sheet

                                December 31, 2003

                                                                          Previously
                                                                           Reported     Adjustments     Restated
                                                                          ----------    -----------     --------

Investments in equity securities                                            $     --      $  11,505      $  11,505
Total current assets                                                         151,075         11,505        162,580
Investments in equity securities and convertible note                         67,165        (11,505)        55,660
Non-current deferred tax and other assets                                     61,600            827         62,427
Total non-current assets                                                     553,180        (10,678)       542,502
Total assets                                                                 737,570            827        738,397
Accrued expenses                                                              21,168          2,493         23,661
Total current liabilities                                                     28,940          2,493         31,433
Other liabilities                                                             10,429           (469)         9,960
Total non-current liabilities                                                410,429           (469)       409,960
Accumulated other comprehensive income                                           895          3,093          3,988
Accumulated deficit                                                          (22,017)        (4,290)       (26,307)
Total stockholders' equity                                                   298,201         (1,197)       297,004
Total liabilities and stockholders' equity                                   737,570            827        738,397


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

           Changes to Condensed Consolidated Statements of Operations

                                                 Three months ended                    Six months ended
                                                 December 31, 2003                     December 31, 2003
                                                 -----------------            ----------------------------------
                                         Previously                           Previously
                                          Reported    Adjustments  Restated    Reported    Adjustments  Restated
                                         ----------   -----------  --------   ----------   -----------  --------
Other, net                                 $   101      ($4,433)    ($4,332)   $   408         (7,253)    ($6,845)
Total other income (expense)                (4,150)      (4,433)     (8,583)    (8,326)        (7,253)    (15,579)
Income (loss) before tax provision
(benefit)                                    3,499       (4,433)       (934)     7,937         (7,253)        684
Income tax provision (benefit)               1,180       (1,811)       (631)     2,814         (2,963)       (149)
Net income (loss)                            2,319       (2,622)       (303)     5,123         (4,290)        833
Basic earnings (loss) per common share        0.05        (0.06)      (0.01)      0.12          (0.10)       0.02
Diluted earnings (loss) per common
share                                         0.05        (0.06)      (0.01)      0.12          (0.10)       0.02


         The restatement did not result in any changes to cash and cash equivalents as of December 31, 2003 or any changes to the net cash flows from operations, investing or financing activities in the condensed consolidated statement of cash flows for the period ended December 31, 2003 although it did result in certain reclassifications among certain components of net cash flow from operations.

         As a result of the adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 3, "Comprehensive Income", Note 5, "Earnings Per Common Share", Note 6, "Stock-Based Compensation", Note 12, "Income Taxes" and Note 14, "Derivative Instruments".

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


      The following table reconciles net income (loss) to comprehensive income
(loss) (in thousands):

                                                            Three months ended               Six months ended
                                                               December 31,                    December 31,
                                                      -----------------------------     --------------------------
                                                          2003              2002            2003           2002
                                                      -------------     -----------     -----------      ---------
                                                        (Restated)                      (Restated)

Net income (loss)                                         ($303)         ($15,244)          $833         ($2,460)
           Other comprehensive income:
           Unrealized gain (loss) on marketable
               securities arising during the
               period, net of tax                         2,874            (1,281)         4,502             800
           Reclassification adjustment
               for net loss (gain) realized in net
               income, net of tax                          (355)           (2,115)          (355)         (2,115)
                                                      ---------         ---------       --------         -------

           Total other comprehensive income (loss)        2,519            (3,396)         4,147          (1,315)
                                                      ---------         ---------       --------         -------

Comprehensive income (loss)                              $2,216          ($18,640)        $4,980         ($3,775)
                                                      =========         =========       ========         =======


(4)  New Accounting Pronouncements

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("FIN46-R"), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46-R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was issued in January 2003. FIN 46-R requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46-R are effective immediately to those entities that are considered to be special-purpose entities. For all other arrangements, the FIN 46-R provisions are required to be adopted at the beginning of the first interim or annual period ending after March 15, 2004. As of December 31, 2003 the Company is not a party to transactions contemplated under FIN 46-R.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This adoption did not have any impact on our financial position or results of operations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


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

         The following table reconciles the basic and diluted earnings (loss) per share calculations (in thousands):

                                                             Three months ended               Six months ended
                                                                December 31,                    December 31,
                                                        -----------------------------    ----------------------------
                                                             2003             2002           2003             2002
                                                        --------------    -----------    ------------     -----------
                                                          (Restated)                      (Restated)

Net income (loss)                                             ($303)       ($15,244)       $    833          ($2,460)
Less:  Preferred stock dividends                                 --               4              --                7
                                                           --------        --------        --------         --------
Net income (loss) available to common
   stockholders                                               ($303)       ($15,248)       $    833          ($2,467)
                                                           ========        ========        ========         ========

Weighted average number of
   common shares outstanding - basic                         43,307          43,011          43,298           42,995
Effect of dilutive securities:
      Assumed exercise of non-
         qualified stock options and
         restricted stock                                        --              --             293               --
                                                           --------        --------        --------         --------
Weighted average number of
   common shares outstanding and
   dilutive potential common shares                          43,307          43,011          43,591           42,995
                                                           ========        ========        ========         ========

(6)  Stock-Based Compensation

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                          Three months ended             Six months ended
                                                             December 31,                  December 31,
                                                       --------------------------     ------------------------
                                                          2003           2002             2003        2002
                                                       ----------      ----------     ----------    ----------
                                                       (Restated)                     (Restated)

Net income (loss)                                       $   (303)      $(15,244)        $    833      $ (2,460)
   Less:  Preferred stock dividends                           --              4               --             7
                                                        --------       --------         --------      --------
   Net income (loss) available to common
     stockholders                                       $   (303)       (15,248)             833        (2,467)
Add:  Stock-based employee
    compensation expense included in
    reported net income (loss), net of related
    tax effects                                              237            136              423           213
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects                    (2,999)        (4,909)          (5,284)       (7,092)
                                                        --------       --------         --------      --------

Pro forma net income (loss) available to common
    stockholders                                         ($3,065)      ($20,021)         ($4,028)      ($9,346)
                                                        ========       ========         ========      ========

Earnings (loss) per common share - basic:
   as reported                                            ($0.01)      $  (0.35)        $   0.02      $  (0.06)
   pro forma                                              ($0.07)      $  (0.47)        $  (0.09)     $  (0.22)
Earnings (loss) per common share - diluted:
   as reported                                            ($0.01)      $  (0.35)        $   0.02      $  (0.06)
   pro forma                                              ($0.07)      $  (0.47)          ($0.09)     $  (0.22)

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

(7)  Inventories

         The composition of inventories is as follows (in thousands):



                                                        December 31, 2003             June 30, 2003
                                                      -----------------------     -----------------------
                             Raw materials                    $4,307                    $4,349
                             Work in process                   3,674                     3,392
                             Finished goods                    2,890                     4,045
                                                             -------                   -------
                                                             $10,871                   $11,786
                                                             =======                   =======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

(8)   Acquisition of the ABELCET Product Line

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

         The following unaudited pro forma results of operations of the Company for the three and six month period ended December 31, 2002, assumes the acquisition of the ABELCET Product Line occurred as of July 1, 2002 and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                                              Three months ended         Six months ended
                                                                 December 31,              December 31,
                                                                     2002                      2002
                                                            ------------------------    --------------------

               Product sales, net                                  $ 18,899                  $ 40,967
               Total revenues                                        41,852                    82,422
               Net income (loss)                                    (24,125)                  (16,629)
               Pro forma earnings (loss) per share:
                    Basic                                            ($0.56)                   ($0.38)
                    Diluted                                          ($0.56)                   ($0.38)


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

(10)  Goodwill

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

(12)  Income Taxes

         The Company recognized a tax benefit for the six months ended December 31, 2003 at an estimated annual effective tax rate of 35%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004. In addition, the Company recorded $2.8 million tax benefit relating to the derivative instrument (Note 14). During the three months ended December 31, 2003, the Company reduced the effective tax rate from 37% to 35%, based on the revised estimate of the full year effective tax rate. The impact of this change in the effective tax rate was recognized in the three months ended December 31, 2003.

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

         In August 2003, the Company entered into a zero cost protective collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS. At the time of inception, the Collar was designated a derivative hedging instrument in accordance with SFAS 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other income in the condensed consolidated statements of operations. At December 31, 2003, the Company had a payable to the financial institution of $10.3 million. During the three and six months ended December 31, 2003, the Company recorded unrealized losses of $4.0 million and $10.3 million, respectively, as a component of other income (expense) representing the change in fair value of the Collar instrument.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)

         The Company began selling and buying back the underlying NPS common stock in November 2003, which resulted in the termination of the hedging relationship. During the period from August 2003 through the date the hedging relationship was terminated, the NPS common stock had appreciated $5.7 million in value, of which $2.3 million was recorded in other income in the condensed consolidated statements of operations and $2.1 million, net of tax, was recorded as a component of accumulated other comprehensive income in the condensed consolidated statement of stockholders' equity. The $2.1 million gain, net of tax, recognized in accumulated other comprehensive income at the point the hedging relationship was terminated was recognized in earning proportionate to the sale of the underlying NPS common stock.

         During the three and six months ended December 31, 2003, the Company sold and repurchased 375,000 shares of NPS common stock to remove the transferability restrictions on such shares, resulting in a net realized gain of $1.2 million, included in other income (expense) in the condensed consolidated statements of operations.

         As of December 31, 2003, 1.5 million shares of NPS common stock valued at $46.0 million, which are included in investments in equity securities on the accompanying condensed consolidated balance sheet.

(15) Amendments to Incentive Stock Option Plan

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

(16) Subsequent Events

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

         Other Income/Expense. Interest and dividend income for the three months ended December 31, 2003 decreased to $706,000, as compared to $4.3 million for the prior year. The decrease was primarily due to a reduction in our interest-bearing investments resulting from our purchase of the ABELCET Product Line in November 2002 for a cash payment of $360.0 million, plus acquisition costs, as well as a decrease in interest rates. Interest expense remained unchanged from the comparable period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the three months ended December 31, 2003, other, net was an expense of $4.3 million. During the three months ended December 31, 2003, we recognized (i) a realized gain of $1.2 million related to the sale and repurchase of 375,000 shares of NPS common stock, (ii) an unrealized loss of $4.0 million related to change in the fair value of the Collar, and (iii) an unrealized loss of $1.5 million on the NPS common stock. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 14 to the Notes to the accompanying Consolidated Financial Statements - Derivative Instruments.

         Income Taxes. During the three months ended December 31, 2003 and 2002 we recognized net tax benefit of approximately $631,000 and a tax expense of $245,000, respectively. We recognized a tax provision for the three months ended December 31, 2003 at an estimated annual effective tax rate of 35%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004. The tax provision for the three months ended December 31, 2002 represents our anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

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

         Other Income/Expense. Interest and dividend income for the six months ended December 31, 2003 decreased to $1.2 million, as compared to $7.8 million for the prior year. The decrease was primarily due to a reduction in our interest-bearing investments resulting from our purchase of the ABELCET Product Line in November 2002 for a cash payment of $360.0 million, plus acquisition costs, as well as a decrease in interest rates. Interest expense remained unchanged from the comparable period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the six months ended December 31, 2003, other, net was an expense of $6.8 million. During the six months ended December 31, 2003, we recognized (i) a realized gain of $1.2 million related to the sale and repurchase of 375,000 shares of NPS common stock, (ii) an unrealized loss of $10.3 million related to change in the fair value of the Collar, and (iii) an unrealized gain of $2.3 million on the NPS common stock. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 14 to the Notes to the accompanying Consolidated Financial Statements - Derivative Instruments.

         Income Taxes. During the six months ended December 31, 2003 and 2002 we recognized net tax benefit of approximately $149,000 as compared to a tax expense of $506,000, respectively. We recognized a tax benefit for the six months ended December 31, 2003 at an estimated annual effective tax rate of 35%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2004. The tax provision for the six months ended December 31, 2002 represents our anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

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

         As discussed in Liquidity and Capital Resources, in August 2003, we entered into a zero cost protective collar arrangement with a financial institution to reduce the exposure to changes in the fair value associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. The Collar is considered a derivative instrument and as such, we carry the Collar at fair value as an asset or liability on the balance sheet and changes in fair value are recorded as a charge or credit to earnings in the period of change. The value of the Collar instrument is subject to market conditions that cause variability associated with its intrinsic and time values. The fair value of the Collar at December 31, 2003 was a liability of $10.3 million.

ITEM 4.  CONTROLS AND PROCEDURES

         The following has been amended to reflect the restatement of our condensed consolidated financial statements as discussed in (i) the Explanatory Note to this quarterly report on Form 10-Q/A and (ii) Note 2 to the Condensed Consolidated Financial Statements for the quarter and year-to-date periods ended December 31, 2003, which appear under Item 1 of this Quarterly Report on Form 10-Q/A.

         In connection with the preparation of our previously filed quarterly report on Form 10-Q for the quarter ended December 31, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the U.S. Securities and Exchange Commission ("SEC").

         Subsequent to the period covered by this report, we reevaluated our use of hedge accounting for a derivative hedging instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) and make computational changes to the value of the collar instrument. In conjunction with our evaluation, we determined that we would need to amend and restate certain previously issued financial statements, including those pertaining to the quarter and year-to-date periods ended December 31, 2003, with respect to our accounting for the derivative hedging instrument. Accordingly, on August 16, 2005 and September 1, 2005 we filed a current report on Form 8-K with the SEC detailing our determination. Due to our need to amend and restate our financial statements for the quarter ended December 31, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, now believe that our disclosure controls and procedures were not effective as of December 31, 2003.

         There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, since December 31, 2003, we are designing a remediation plan to address a material weakness in our internal control and procedures pertaining to our application of SFAS No. 133 and the related restatements of certain previously issued financial statements. Our remediation plan will include improving training, education, and accounting reviews to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).



                                                                                              Page Number
                                                                                                   or
       Exhibit                                                                                Incorporation
       Number     Description                                                                 By Reference
       ------     -----------                                                                 ------------
           3.1      Certificate of Incorporation, as amended                                           ^^^
           3.2      Amendment to Certificate of Incorporation                                           \\
           3.3      By laws, as amended                                                                 ^^
           4.1      Indenture dated as of June 26, 2001, between the Company and
                    Wilmington Trust Company, as trustee, including the form of 4 1/2%
                    Convertible Subordinated Notes due 2008 attached as Exhibit A thereto             ++++
           4.2      Rights Agreement dated May 17, 2002 between the Company and
                    Continental Stock Transfer Trust Company, as rights agent                            ^
           4.3      First Amendment to Rights Agreement, dated as of February 19, 2003                   *
         10.23      2001 Incentive Stock Plan, as amended                                               **
         10.24      Amendment No. 2 to the Employment Agreement between the Company and
                    Arthur J. Higgins dated May 23, 2001                                                **
         10.25      Amended and Restated Employment Agreement between the Company and
                    Ulrich Grau dated as of December 5, 2003.                                           **
         10.26      Restricted Stock Award Agreement between the Company and Ulrich
                    Grau dated as of December 5, 2003.                                                  **
          31.1      Rule 13a-14(a) Certifications                                                        o
          31.2      Rule 13a-14(a) Certifications                                                        o
          32.1      Section 1350 Certifications                                                          o
          32.2      Section 1350 Certifications                                                          o


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

      ** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on February 17, 2004 and incorporated herein by reference thereto.

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



Date:  September 27, 2005                By: /s/Craig A. Tooman
                                            -------------------
                                          Craig A. Tooman
                                          Executive Vice President, Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)