Form 10-Q/A
period 2004-03-31
ENZON PHARMACEUTICALS  INC
filed 2005-09-27
CIK 727510

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

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A amends and restates our original quarterly report on Form 10-Q for the period ended March 31, 2004 as of the date of filing the original Form 10-Q on May 12, 2004. We are amending and restating our original quarterly report on Form 10-Q in its entirety with respect to our accounting for computational changes in the valuation of and the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Securities", as amended (SFAS No. 133). The protective collar arrangement was entered into during August 2003 to reduce the exposure associated with changes in the fair value of the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received in connection with a June 2003 merger termination agreement.

         This amended quarterly report on Form 10-Q/A for the period ended March 31, 2004 reflects corrections and restatements of the following financial statements: (a) condensed consolidated balance sheet as of March 31, 2004; (b) condensed consolidated statements of operations for the quarterly and fiscal year to date periods ended March 31, 2004; (c) and condensed consolidated statement of cash flows for the quarterly and fiscal year to date periods ended March 31, 2004.

         We are also filing under separate documents amended quarterly reports on Form 10-Q/A for the quarter and fiscal year-to-date periods ended September 30, 2003, December 31, 2003 and an amended Annual report on Form 10-K/A (Amendment No. 2) for the quarter and year ended June 30, 2004. For a more detailed description of corrections and restatements made to the financial statements, see Note 2, "Restatement and Reclassification of Condensed Consolidated Financial Statements", to the accompanying notes to the condensed consolidated financial statements.

         In addition to the changes discussed above, we have also made other changes, including but not limited to the following: (a) other income for the fiscal periods ended March 31, 2004 under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the changes discussed herein; (b) non-current other liabilities; (c) unrealized income (loss) on securities that arose during the fiscal periods and our total comprehensive loss for the fiscal periods ended March 31, 2004 in Note 3, "Comprehensive Income", to the accompanying notes to the condensed consolidated financial statements; (d) unrealized gain previously recognized in other income and recorded in accumulated other comprehensive income for the fiscal periods ended March 31, 2004 with respect to the sale and repurchase of shares of NPS common stock in Note 14, "Derivative Instruments", to the accompanying notes to the condensed consolidated financial statements; (e) unrealized income (loss) recognized in other income for the fiscal periods ended March 31, 2004 with respect to the valuation of a derivative instrument in Note 14, "Derivative Instruments", to the accompanying notes to the condensed consolidated financial statements; (f) total gross deferred tax assets and income tax provision (benefit) for the fiscal periods ended March 31, 2004 in Note 12, "Income Taxes", to the accompanying notes to the condensed consolidated financial statements; (g) net income (loss) and net income (loss) per common share for the fiscal periods ended March 31, 2004 in Note 5, "Earnings Per Common Share", to the accompanying notes to the condensed consolidated financial statements; and
(h) pro forma net income (loss) and net income (loss) per common share for the fiscal periods ended March 31, 2004 in Note 6, "Stock-Based Compensation", to the accompanying notes to the condensed consolidated financial statements.

         This amended and restated quarterly report on Form 10-Q/A is as of the end of our fiscal period March 31, 2004 as required by Form 10-Q or as of the date of filing the original Form 10-Q. It does not update any of the statements contained therein for subsequent events or forward looking statements. This quarterly report on Form 10-Q/A contains forward looking statements, which were made at the time the original quarterly report on Form 10-Q was filed on May 12, 2004 and must be considered in light of any subsequent events and subsequent statements including forward looking statements in any written statement subsequent to the filing of the original quarterly report on Form 10-Q, including statements made in filings on current reports on Form 8-K.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except shares and per share amounts)
                                   (Unaudited)

                                                                            March 31, 2004            June 30, 2003
                                                                          -----------------         ---------------
                                                                            (Restated)                     *
                                                                             (Note 2)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $83,370                   $66,752
  Short-term investments                                                       9,741                    25,047
  Investments in equity securities                                            21,382                         -
  Accounts receivable, net                                                    29,623                    33,173
  Inventories                                                                 10,586                    11,786
  Deferred tax and other current assets                                       20,798                    16,089
                                                                             ---------                ----------
       Total current assets                                                  175,500                   152,847
                                                                             ---------                ----------

Property and equipment                                                        48,287                    43,896
  Less:  Accumulated depreciation and amortization                            14,109                    11,303
                                                                             ---------                ----------
                                                                              34,178                    32,593
                                                                             ---------                ----------
Other assets:
  Marketable securities                                                       81,358                    61,452
  Investments in equity securities and convertible note                       43,892                    56,364
  Amortizable intangible assets, net                                         198,544                   211,975
  Goodwill                                                                   150,985                   150,985
  Deferred tax and other assets                                               54,236                    62,350
                                                                             ---------                ----------
                                                                             529,015                   543,126
                                                                             ---------                ----------
Total assets                                                                 $738,693                 $728,566
                                                                             =========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $8,001                   $12,809
  Accrued expenses                                                            22,146                    21,536
                                                                             ---------                 ---------
     Total current liabilities                                                30,147                    34,345
                                                                             ---------                 ---------

Notes payable                                                                400,000                   400,000
Other liabilities                                                              5,743                     2,637
                                                                             ---------                 ---------
                                                                             405,743                   402,637
                                                                             ---------                 ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares; no
   shares issued and outstanding at March 31, 2004 and at June 30, 2003           --                        --
  Common stock-$.01 par value, authorized 90,000,000 shares; issued and outstanding 43,840,746 shares at March 31, 2004
   and 43,518,359 shares at June 30, 2003                                        438                       435
  Additional paid-in capital                                                 326,170                   322,488
  Accumulated other comprehensive income (loss)                                1,101                      (159)
  Deferred compensation                                                       (6,702)                   (4,040)
  Accumulated deficit                                                        (18,204)                  (27,140)
                                                                            ----------                ----------
Total stockholders' equity                                                   302,803                   291,584
                                                                            ----------                ----------
Total liabilities and stockholders' equity                                  $738,693                  $728,566
                                                                            ==========                ==========

* Condensed from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and Nine Months Ended March 31, 2004 and 2003
                     (In thousands, except per share data)
                                   (Unaudited)

                                                               Three months ended          Nine months ended
                                                                    March 31,                   March 31,
                                                             ------------------------    -----------------------
                                                                2004           2003         2004          2003
                                                             -----------    ---------    ----------    ---------
                                                             (Restated)                  (Restated)
                                                              (Note 2)                    (Note 2)
Revenues:
  Product sales, net                                           $27,993       $21,875     $80,665        $36,250
  Manufacturing revenue                                          5,035         4,762       8,826          5,496
  Royalties                                                     11,103        16,242      36,461         57,565
  Contract revenue                                                 248           284         769            417
                                                             -----------    ---------    ----------    ---------
     Total revenues                                             44,379        43,163     126,721         99,728
                                                             -----------    ---------    ----------    ---------
Costs and expenses:
  Cost of sales and manufacturing revenue                       12,458        11,080      35,195         17,859
  Research and development                                      10,772         5,132      24,711         14,886
  Acquired in-process research and development                  12,000             -      12,000              -
  Selling, general and administrative                           12,500         9,481      35,187         20,786
  Merger expenses                                                    -         1,398           -          1,398
  Amortization of acquired intangible assets                     3,358         3,960      10,074          5,288
  Write-down of carrying value of investments                        -             -           -         27,237
                                                             -----------    ---------    ----------    ---------
     Total costs and expenses                                   51,088        31,051     117,167         87,454
                                                             -----------    ---------    ----------    ---------
Operating income (loss)                                         (6,709)       12,112       9,554         12,274
                                                             -----------    ---------    ----------    ---------

Other income (expense):
         Investment income, net                                 11,564           632      12,744          8,430
         Interest expense                                       (4,957)       (4,957)    (14,871)       (14,871)
         Other, net                                              4,797             3      (2,048)             3
                                                             -----------    ---------    ----------    ---------
                                                                11,404        (4,322)     (4,175)        (6,438)
                                                             -----------    ---------    ----------    ---------

Income (loss) before tax provision                               4,695         7,790       5,379          5,836
Income tax provision (benefit)                                  (3,408)          156      (3,557)           662
                                                             -----------    ---------    ----------    ---------

Net income                                                      $8,103        $7,634      $8,936         $5,174
                                                             ===========    =========    ==========    =========

Basic earnings per common share                                  $0.19        $ 0.18       $0.21         $0.12
                                                             ===========    =========    ==========    =========
Diluted earnings per common share                                $0.18        $ 0.17       $0.20         $0.12
                                                             ===========    =========    ==========    =========

Weighted average number of common shares
       outstanding-basic                                        43,368        43,192      43,322         43,061
                                                             ===========    =========    ==========    =========
Weighted average number of common shares and
       dilutive potential common shares outstanding             43,817        43,634      43,657         43,611
                                                             ===========    =========    ==========    =========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                              March 31,
                                                                                       -----------------------
                                                                                          2004          2003
                                                                                       ----------    ---------
                                                                                       (Restated)
                                                                                        (Note 2)
Cash flows from operating activities:
        Net income                                                                       $8,936        $5,174
        Adjustments to reconcile net income to net cash provided by operating activities:
                      Depreciation and amortization                                      16,487         7,895
                      Non-cash expense for issuance of common stock                       1,132           468
                      Non-cash income relating to equity collar arrangement               2,275             -
                      Gain on sale of equity investments                                (10,977)            -
                      Amortization of bond premium/discount                                 409         1,154
                      Non-cash write-down of carrying value of investment                     -        27,237
                      Deferred income taxes                                              (5,722)       (2,272)
                      Changes in operating assets and liabilities                        (4,082)        1,255
                                                                                       ----------    ---------
                              Net cash provided by operating activities                   8,458        40,911
                                                                                       ----------    ---------

Cash flows from investing activities:
         Purchase of property and equipment                                              (4,640)       (5,306)
         Purchase of ABELCET business                                                         -      (369,062)
         Purchase of DEPOCYT product                                                          -       (12,181)
         Proceeds from sale of NEKTAR equity investment                                  17,375             -
         Proceeds from sale of marketable securities                                     32,444       350,318
         Maturities of marketable securities                                                  -        53,000
         Purchases of marketable securities                                             (37,450)     (101,203)
                                                                                       ----------    ---------

                              Net cash provided by (used in) investing activities         7,729       (84,434)
                                                                                       ----------    ---------

Cash flows from financing activities:
         Proceeds from exercise of common stock options                                     431         1,472
                                                                                       ----------    ---------

Net increase (decrease)  in cash and cash equivalents                                    16,618       (42,051)

Cash and cash equivalents at beginning of period                                         66,752       113,858
                                                                                       ----------    ---------

Cash and cash equivalents at end of period                                              $83,370       $71,807
                                                                                       ==========    =========

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

         As described in Note 14, "Derivative Instruments", the Company entered into a zero cost protective collar ("Collar") arrangement in August 2003 to reduce its exposure to the change in fair value of the 1.5 million common shares of NPS Pharmaceutical, Inc. ("NPS"), which the Company received in connection with the termination of a proposed merger. Pursuant to the terms of the Merger Termination Agreement, the Company was restricted as to the number of shares it could sell on a quarterly basis. Under the Collar arrangement, the Company was required to deliver unrestricted freely trading shares of NPS common stock upon the maturity date of the Collar, as well as maintain 1.5 million of shares of NPS common stock on account with the financial institution as collateral during the term of the Collar agreement. Therefore, during the period of November 2003 to October 2004, the Company sold and simultaneously repurchased 375,000 shares of NPS common stock quarterly in order to remove the restriction while maintaining the collateralized shares. In August 2005, the Company determined that the initial sale of NPS stock in November 2003 resulted in the termination of the existing hedging relationship and that the Company was unable to meet certain fair value hedging criteria pursuant to SFAS No. 133 at that time to re-designate the hedging relationship. Accordingly, the Company terminated its hedge accounting treatment in November 2003, which resulted in the unrealized gains and losses on the NPS common stock underlying the derivative hedging instrument previously included in other non-operating income (loss) being recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. The accounting change results in a misallocation between other income (expense) and accumulated other comprehensive income (loss) for the quarters and fiscal year-to-date periods ended December 31, 2003, March 31, 2004 and June 30, 2004.

         In addition, the Collar is carried at fair value on the Company's balance sheet and represents either a payable or receivable from the financial institution, with changes in the fair value being charged to "other income (expense)" in the condensed consolidated statements of operations. The Company also has identified certain computational changes in the valuation of the Collar. The accounting change results in an increase or decrease in the carrying value of the Collar for the quarterly periods ended September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, and a corresponding charge or credit to "other income (expense)" and the related income tax effects for the corresponding quarter and fiscal year-to-date periods then ended.

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

                 Changes to Condensed Consolidated Balance Sheet
                                 March 31, 2004

                                                             Previously
                                                              Reported         Adjustments            Restated
                                                             ----------        -----------            --------
Investments in equity securities                                    $-             $21,382             $21,382
Total current assets                                           154,118              21,382             175,500
Investments in equity securities and convertible note           65,274             (21,382)             43,892
Non-current deferred tax and other assets                       53,132               1,104              54,236
Total non-current assets                                       549,293             (20,278)            529,015
Total assets                                                   737,589               1,104             738,693
Accrued expenses                                                18,516               3,630              22,146
Total current liabilities                                       26,517               3,630              30,147
Other liabilities                                                6,671                (928)              5,743
Total non-current liabilities                                  406,671                (928)            405,743
Accumulated other comprehensive income                           1,446                (345)              1,101
Accumulated deficit                                            (16,951)             (1,253)            (18,204)
Total stockholders' equity                                     304,401              (1,598)            302,803
Total liabilities and stockholders' equity                     737,589               1,104             738,693


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


           Changes to Condensed Consolidated Statements of Operations

                                                      Three Months ended                   Nine Months ended
                                                        March 31, 2004                       March 31, 2004
                                                     --------------------                  -----------------
                                              Previously                          Previously
                                               Reported   Adjustments   Restated   Reported    Adjustments   Restated
                                              ----------  -----------   --------  ----------   -----------   --------
Other, net                                        ($337)      $5,134      $4,797        $71       ($2,119)    ($2,048)
Total other income (expense)                      6,270        5,134      11,404     (2,056)       (2,119)     (4,175)
Income (loss) before tax provision (benefit)       (439)       5,134       4,695      7,498        (2,119)      5,379
Income tax provision (benefit)                   (5,505)       2,097      (3,408)    (2,691)         (866)     (3,557)
Net income                                        5,066        3,037       8,103     10,189        (1,253)      8,936
Basic earnings per common share                    0.12         0.07        0.19       0.24         (0.03)       0.21
Diluted earnings per common share                  0.12         0.06        0.18       0.23         (0.03)       0.20


         The restatement did not result in any changes to cash and cash equivalents as of March 31, 2004 or any changes to the net cash flows from operations, investing or financing activities in the condensed consolidated statement of cash flows for the period ended March 31, 2004 although it did result in certain reclassifications among certain components of net cash flow from operations.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


         The following table reconciles net income to comprehensive income
(loss) (in thousands):

                                                           Three months ended                Nine months ended
                                                                March 31,                        March 31,
                                                     ------------------------------     --------------------------
                                                         2004               2003            2004           2003
                                                     --------------     -----------     -----------      ---------
                                                      (Restated)                        (Restated)
Net income                                              $8,103            $7,634          $8,936          $5,174
           Other comprehensive income:
           Unrealized gain (loss) on marketable
               securities arising during the
               period, net of tax                       (1,687)              167           2,815             966

           Reclassification adjustment
               for net gain realized in net
               income, net of tax                       (1,200)             (203)         (1,555)         (2,318)
                                                     --------------     -----------     -----------      ---------

           Total other comprehensive income (loss)      (2,887)              (36)          1,260          (1,352)
                                                     --------------     -----------     -----------      ---------

Comprehensive income                                    $5,216            $7,598         $10,196          $3,822
                                                     ==============     ===========     ===========      =========

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

         The following table reconciles the basic and diluted earnings per share calculations (in thousands):

                                                             Three months ended               Nine months ended
                                                                 March 31,                        March 31,
                                                        -----------------------------    ----------------------------
                                                             2004             2003           2004             2003
                                                        --------------    -----------    ------------     -----------
                                                          (Restated)                      (Restated)
Net income                                                  $8,103          $7,634           $8,936          $5,174
Less:  Preferred stock dividends                                 -                                -              11
                                                                                 4
                                                        --------------    -----------    ------------     -----------
Net income available to common  stockholders                $8,103          $7,630           $8,936          $5,163
                                                        ==============    ===========    ============     ===========

Weighted average number of
   common shares outstanding - basic                        43,368          43,192           43,322          43,061
Effect of dilutive securities:
      Conversion of preferred stock                              -              16                -              16
      Assumed exercise of non- qualified stock
         options and restricted stock                          449             426              335             534
                                                        --------------    -----------    ------------     -----------
Weighted average number of common shares outstanding
and  dilutive potential common shares                       43,817          43,634           43,657          43,611
                                                        ==============    ===========    ============     ===========

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

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                          Three months ended            Nine months ended
                                                              March 31,                     March 31,
                                                      ---------------------------    -------------------------
                                                         2004            2003           2004          2003
                                                      -----------      ----------    -----------    ----------
                                                       (Restated)                    (Restated)

Net income                                                 $8,103        $7,634        $8,936         $5,174
Less:  Preferred stock dividends                                -             4             -             11
                                                      -----------      ----------    -----------    ----------
Net income available to common stockholders                $8,103        $7,630        $8,936         $5,163

Add:  Stock-based employee
    compensation expense included in reported
    net income, net of related tax effects                    277           250           718            458
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects                     (3,040)       (4,609)       (8,588)       (11,844)
                                                      -----------      ----------    -----------    ----------

Pro forma net income (loss) available to common
    stockholders                                           $5,340        $3,271        $1,066        ($6,223)
                                                      ===========      ==========    ===========    ==========

Earnings (loss) per common share - basic:
   as reported                                             $0.19          $0.18         $0.21          $0.12
   pro forma                                               $0.12          $0.08         $0.02         ($0.14)
Earnings (loss) per common share - diluted:
   as reported                                             $0.18          $0.17         $0.20          $0.12
   pro forma                                               $0.12          $0.08         $0.02         ($0.14)


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

(7)  Inventories

         The composition of inventories is as follows (in thousands):



                                     March 31, 2004        June 30, 2003
                                    ----------------      ----------------
              Raw materials               $3,960                 $4,349
              Work in process              3,446                  3,392
              Finished goods               3,180                  4,045
                                       ----------             -----------
                                         $10,586                $11,786
                                       ==========             ===========

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

         The following unaudited pro forma results of operations of the Company for the nine month period ended March 31, 2003, assumes the acquisition of the ABELCET Product Line occurred as of July 1, 2002 and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                                     Nine months ended
                                                        March 31, 2003
                                                  ---------------------

         Product sales, net                               $78,148
         Total revenues                                   136,130
         Net income (loss)                                 (8,028)
         Pro forma earnings (loss) per share:
              Basic                                       ($0.19)
              Diluted                                     ($0.19)

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


(9)  Intangible Assets

         The Company's intangible assets are primarily related to its November 22, 2002 acquisition of the ABELCET Product Line, DEPOCYT and ONCASPAR and are amortized over their estimated useful lives. The gross carrying amount, estimated lives and accumulated amortization, by major intangible asset class at March 31, 2004 were as follows:

                                                                Gross
                                            Estimated          Carrying         Accumulated            Net
                                              Lives             Amount          Amortization         Assets
                                          --------------    ---------------    ---------------    --------------
    Product patented technology              12 years           $64,400             $7,156            $57,244
    Manufacturing patent                     12 years            18,300              2,033             16,267
    NDA Approval                             12 years            31,100              3,455             27,645
    Trade name and other
      product rights                         15 years            80,000              7,111             72,889
    Product acquisition costs             10-14 years            26,194              3,274             22,920
    Patents                                 1-5 years             2,092              1,735                357
    Manufacturing contract                    3 years             2,200                978              1,222
                                                            ---------------    ---------------    --------------

      Total                                                    $224,286            $25,742           $198,544
                                                            ===============    ===============    ==============

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

(11) Cash Flow Information

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $18.0 million for the nine months ended March 31, 2004 and 2003. Income tax payments for the nine months ended March 31, 2004 were $3.6 million. There were no income tax payments made for the nine months ended March 31, 2003.

(12) Income Taxes

         During the three months ended March 31, 2004 the Company recorded a net tax benefit of approximately $3.4 million related primarily to the reversal of a deferred tax asset valuation allowance for the write-down in a prior year of our investment in NEKTAR Therapeutics Convertible Preferred Stock which was converted and the underlying common stock was sold during the quarter, resulting in a financial reporting gain of approximately $11.0 million. The benefit was also due to the reduction of our estimated taxable income and effective tax rate to 29% as compared to 35% used in the previous two quarters, due to a payment during the three months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development for Onco TCS (See Note 14). The tax provision recognized for the nine months ended March 31, 2004 is based on the estimated annual effective tax rate of 29%. In addition, the tax effect of the financial reporting gain on the sale of NEKTAR Convertible Preferred Stock and the acquired in process research and development charge was recognized during the three months ended March 31, 2004, the period in which the items occurred.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS. At the time of inception, the Collar was designated a derivative hedging instrument in accordance with SFAS 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other income in the condensed consolidated statements of operations. At March 31, 2004, the Company had a payable to the financial institution of $7.5 million. During the three and nine months ended March 31, 2004, the Company recorded an unrealized gain of $2.8 million and unrealized loss of $7.5 million, respectively, as a component of other income (expense) representing the change in fair value of the Collar instrument.

         The Company began selling and buying back the underlying NPS common stock in November 2003, which resulted in the termination of the hedging relationship. During the period from August 2003 through the date the hedging relationship was terminated, the NPS common stock had appreciated $5.7 million in value, of which $2.3 million was recorded in other income in the condensed consolidated statement of operations and $2.1 million, net of tax, was recorded as a component of accumulated other comprehensive income in the condensed consolidated statement of stockholders' equity. The $2.1 million gain, net of tax, recognized in accumulated other comprehensive income at the point the hedging relationship was terminated was recognized in operations proportionate to the sale of the underlying NPS common stock.

         During the three and nine months ended March 31, 2004, the Company sold and repurchased 375,000 and 750,000 shares, respectively, of NPS common stock to remove the transferability restrictions on such shares, resulting in a net realized gain of $2.0 million and $3.2 million, respectively, which is included in other income (expense) in the condensed consolidated statements of operations.

         As of March 31, 2004, the Company held 1.5 million shares of NPS common stock valued at $42.8 million, are included in investments in equity securities on the accompanying condensed consolidated balance sheet.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


(15) INEX Agreement

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


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

(16) Elan/Medeus Manufacturing Agreements

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


(17) Investment Income

         During the three months ended March 31, 2004, the Company converted 20,055 shares or approximately 50% of its Nektar Therapeutics convertible preferred stock investment to common stock which it sold resulting in gross proceeds of approximately $17.4 million and a net gain of approximately $11.0 million.

(18) Subsequent Events

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

         Other Income/Expense. Investment income for the three months ended March 31, 2004 increased to $11.6 million, as compared to $632,000 for the prior year. The increase was primarily due to the sale of Nektar Therapeutics stock and the sale of the shares of common stock issued upon such conversion. Interest expense remained unchanged from the comparable period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other, net is primarily related to the
1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the three months ended March 31, 2004, other, net was income of $4.8 million compared to $3,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we recognized (i) a realized gain of $2.0 million related to the sale and repurchase of 375,000 shares of NPS common stock, and (ii) an unrealized gain of $2.8 million related to change in the fair value of the Collar. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 14 to the Notes to the accompanying Consolidated Financial Statements - Derivative Instruments.

         Income Taxes. During the three months ended March 31, 2004 the Company recorded a net tax benefit of approximately $3.4 million related primarily to the reversal of a deferred tax asset valuation allowance for the write-down in a prior year of our investment in NEKTAR Convertible Preferred Stock which was converted and the underlying common stock was sold during the quarter resulting in a financial reporting gain of approximately $11.0 million. The benefit was also due the reduction of our estimated taxable income and effective tax rate to 29% as compared to 35% used in the previous two quarters, due to a payment during the three months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development for Onco TCS. The tax provision for the three months ended March 31, 2003 represented our anticipated Alternative Minimum Tax liability based on the anticipated taxable income for the full fiscal year.

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

         Other Income/Expense. Investment income for the nine months ended March 31, 2004 increased to $12.7 million, as compared to $8.4 million for the prior year. The increase was primarily due to the sale of Nektar Therapeutics stock and the sale of the shares of common stock issued upon such conversions. Interest expense remained unchanged from the comparable period last year. Interest expense is related to the $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods. Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the nine months ended March 31, 2004, other, net was income of $2.0 million compared to $3,000 for the nine months ended March 31, 2003. During the nine months ended March 31, 2004, we recognized (i) a realized gain of $3.2 million related to the sale and repurchase of 750,000 shares of NPS common stock, (ii) an unrealized loss of $7.5 million related to change in the fair value of the Collar, and (iii) an unrealized gain of $2.3 million on the NPS common stock. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 14 to the Notes to the accompanying Consolidated Financial Statements - Derivative Instruments.

         Income Taxes. During the nine months ended March 31, 2004 the Company recorded a net tax benefit of approximately $3.6 million related primarily to the reversal of a deferred tax asset valuation allowance for the write-down in a prior year of our investment in NEKTAR Therapeutics Convertible Preferred Stock which was converted and the underlying common stock was sold during the nine months resulting in a financial reporting gain of approximately $11.0 million. The benefit was also due to the reduction of our estimated taxable income and effective tax rate to 29% as compared to 35% used in the previous two quarters, due to a payment during the nine months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development for Onco TCS (See Note 14). The tax provision recognized for the nine months ended March 31, 2004 is based on the estimated annual effective tax rate of 29%.

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

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2004 (in thousands):

                              2004         2005          2006           2007         2008        Total      Fair Value
                            ------         ----          ----         ------         ----        -----      ----------
  Fixed Rate                 4,569       $27,602       $38,458        $12,274      $8,015      $90,918        $91,099
  Average Interest Rate      2.52%         2.22%         2.18%          2.29%       3.38%         2.33%             -
  Variable Rate                  -             -             -              -                        -              -
  Average Interest Rate          -             -             -              -                        -              -
                            ------       -------       -------        -------      ------      -------        -------
                            $4,569       $27,602       $38,458        $12,274      $8,015      $90,918        $91,099
                            ======       =======       =======        =======      ======      =======        =======

         Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have a fixed interest rate. The fair value of the notes was approximately $383.9 million at March 31, 2004. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

         As discussed in Liquidity and Capital Resources, in August 2003, we entered into a zero cost protective collar arrangement with a financial institution to reduce the exposure to changes in the fair value associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. The Collar is considered a derivative instrument and as such, we carry the Collar at fair value as an asset or liability on the balance sheet and changes in fair value are recorded as a charge or credit to earnings in the period of change. The value of the Collar instrument is subject to market conditions that cause variability associated with its intrinsic and time values. The fair value of the Collar at March 31, 2004 was a liability of $7.5 million.

ITEM 4.  CONTROLS AND PROCEDURES

         The following has been amended to reflect the restatement of our condensed consolidated financial statements as discussed in (i) the Explanatory Note to this quarterly report on Form 10-Q/A and (ii) Note 2 to the condensed consolidated financial statements for the quarter ended and year-to-date periods ended March 31, 2004, which appear under Item 1 of this quarterly report on Form 10-Q/A.

         In connection with the preparation of our previously filed quarterly report on Form 10-Q for the quarter ended March 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the U.S. Securities and Exchange Commission ("SEC").

         Subsequent to the period covered by this report, we reevaluated our use of hedge accounting for a derivative hedging instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) and computational changes to the value of the collar instrument. In conjunction with our evaluation, we determined that we would need to amend and restate certain previously issued financial statements, including those pertaining to the quarter and year-to-date periods ended March 31, 2004, with respect to our accounting for the derivative hedging instrument. Accordingly, on August 16, 2005 and September 1, 2005 we filed a current report on Form 8-K with the SEC detailing our determination. Due to our need to amend and restate our financial statements for the quarter ended March 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, now believe that our disclosure controls and procedures were not effective as of March 31, 2004.

         There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, since March 31, 2004, we are designing a remediation plan to address a material weakness in our internal control and procedures pertaining to our application of SFAS No. 133, the accounting for derivative instruments and the related restatements of certain previously issued financial statements. Our remediation plan will include improving training, education, and accounting reviews to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K).

                                                                                                Page Number
                                                                                                    or
       Exhibit                                                                                 Incorporation
       Number       Description                                                                 By Reference
       ------       -----------                                                                 ------------
           3.1      Certificate of Incorporation, as amended                                           ^^^
           3.2      Amendment to Certificate of Incorporation                                           \\
           3.3      By laws, as amended                                                                 ^^
           4.1      Indenture dated as of June 26, 2001, between the Company and
                    Wilmington Trust Company, as trustee, including the form of 4 1/2%
                    Convertible Subordinated Notes due 2008 attached as Exhibit A thereto             ++++
           4.2      Rights Agreement dated May 17, 2002 between the Company and
                    Continental Stock Transfer Trust Company, as rights agent                            ^
           4.3      First Amendment to Rights Agreement, dated as of February 19, 2003                   *
         10.27      Separation Agreement with Arthur Higgins
                    dated as of March 16, 2004                                                         ***
         10.28      Development Agreement between Inex Pharmaceuticals, Inc. and the
                    Company dated January 19, 2004 **                                                  ***
         10.29      Product Supply Agreement between Inex Pharmaceuticals, Inc. and
                    The Company dated January 19, 2004 **                                              ***
         10.30      Co-Promotion Agreement between Inex Pharmaceuticals, Inc. and the
                    Company dated January 19, 2004 **                                                  ***
          31.1      Rule 13a-14(a) Certifications                                                        o
          31.2      Rule 13a-14(a) Certifications                                                        o
          32.1      Section 1350 Certifications                                                          o
          32.2      Section 1350 Certifications                                                          o


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

     *** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on May 12, 2004 and incorporated herein by reference thereto.

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