Form 10-K/A
period 2004-06-30
ENZON PHARMACEUTICALS  INC
filed 2005-09-28
CIK 727510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO _________________.
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

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

                                EXPLANATORY NOTE

         This annual report on Form 10-K/A (Amendment No. 2) amends and restates Form 10-K for the fiscal year ended June 30, 2004 filed on September 13, 2004, as amended by Form 10-K/A (Amendment No. 1) filed on November 10, 2004 (collectively, the "Original Annual Report"). We are amending and restating our Original Annual Report in its entirety with respect to our accounting for computational changes in the valuation and the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Securities", as amended (SFAS No. 133). The protective collar arrangement was entered into during August 2003 to reduce the exposure to changes in the fair value of the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received in connection with a June 2003 merger termination agreement.

         This amended annual report on Form 10-K/A for the year ended June 30, 2004 reflects corrections and restatements of the following financial statement: (a) consolidated balance sheet as of June 30, 2004; (b) consolidated statement of operations for the year ended June 30, 2004; (c) consolidated statement of stockholders' equity for the year ended June 30, 2004; and (d) consolidated statement of cash flows for the year ended June 30, 2004.

         We are also filing under separate documents amended quarterly reports on Form 10-Q/A for the quarters and fiscal year-to-date periods ended September 30, 2003, December 31, 2003 and March 31, 2004. For a more detailed description of corrections and restatements made to the financial statements, see Note 2, "Restatement of Consolidated Financial Statements", to the accompanying notes to the consolidated financial statements.

         In addition to the changes discussed above, we have also made other changes, including but not limited to the following: (a) components of our total assets and total stockholders' equity for the year ended June 30, 2004 in "Item 6 Selected Financial Data"; (b) other income for the year ended June 30, 2004 under "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations"; (c) unrealized loss on securities that arose during the year and our total comprehensive loss for the year ended June 30, 2004 in Note 4, "Comprehensive Income", to the accompanying notes to the consolidated financial statements; (d) pro forma net income (loss) and pro forma net income
(loss) per common share for the fiscal year ended June 30, 2004 in Note 3, "Summary of Significant Accounting Policies", to the accompanying notes to the consolidated financial statements; (e) unrealized gain previously recognized in other income and recorded in other comprehensive income for the year ended June 30, 2004 with respect to the sale and repurchase of shares of NPS common stock in Note 15, "Merger Termination Agreement", to the accompanying notes to the consolidated financial statements; (f) total gross deferred tax assets, and income tax provision for the year ended June 30, 2004 in Note 16, "Income Taxes", to the accompanying notes to the consolidated financial statements; (g) classification of the NPS common stock between current and non-current assets and (h) net income (loss) and net income (loss) per common share for the quarter and fiscal year ended June 30, 2004 and all of the related financial information for each of the fiscal quarters in Note 24, "Quarterly Results of Operations (Unaudited)", to the accompanying notes to the consolidated financial statements.

         This amended and restated annual report on Form 10-K/A is as of the end of our fiscal year 2004 as required by Form 10-K or as of the date of filing the original Form 10-K. It does not update any of the statements contained therein for subsequent events or forward looking statements. This annual report on Form 10-K/A contains forward looking statements, which were made at the time of the original annual report and is subject to the factors described in "Item 7. Business -- Risk Factors" and must be considered in light of any subsequent events and subsequent statements including forward looking statements in any written statement subsequent to the filing of the original annual report, including statements made in filings on reports on Form 8-K.

                          ENZON PHARMACEUTICALS, INC.
                         2004 FORM 10-K/A ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          Page
                                                                         ------

                                 PART I

Item 1.  Business                                                             1
Item 2.  Properties                                                          26
Item 3.  Legal Proceedings                                                   26
Item 4.  Submission of Matters to a Vote of Security Holders                 26

                                 PART II

Item 5.  Market for the Registrant's Common Equity, Related
         Stockholder Matters, and Issuer Purchases of
         Equity Securities                                                   27
Item 6.  Selected Financial Data                                             28
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk          50
Item 8.  Financial Statements and Supplementary Data                         50
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            50
Item 9A. Controls and Procedures                                             51

                                PART III

Item 10. Directors and Executive Officers of the Registrant                  52
Item 11. Executive Compensation                                              52
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     52
Item 13. Certain Relationships and Related Transactions                      52
Item 14. Principal Accounting Fees and Services                              52

                                 PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K     53

ABELCET(R), ADAGEN(R), CLEAR(R), MARQIBO(R), ONCASPAR(R), and SCA(R) are our registered trademarks. Other trademarks and trade names used in this annual report are the property of their respective owners.

         All information on the Form 10-K/A (Amendment No. 2) is as of September 13, 2004, except as described in the "Explanatory Note" on page 2 and other non-material changes that have been made subsequent to such date and the Company undertakes no obligation to update this information.

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

         We have developed or acquired four human therapeutic products that we currently market: ABELCET(R) (amphotericin B lipid complex injection), ONCASPAR(R) (pegaspargase), ADAGEN(R) (pegademase bovine injection), and DEPOCYT(R) (cytarabine liposome injection). We market our products through our specialized North American sales force that calls upon oncologists, hematologists, and specialists in the areas of transplantation and infectious disease. We also receive royalties on sales of PEG-INTRON(R), a PEG-enhanced version of Schering-Plough's product, INTRON(R) A (interferon alfa-2b, recombinant), as well as a share of certain revenues received by Nektar Therapeutics ("Nektar") on sales of Hoffmann-La Roche's PEGASYS(R), a PEG-enhanced version of ROFERON(R) - A (interferon alfa-2a recombinant).

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

         Our drug development programs focus on human therapeutics for life-threatening diseases through applications of our macromolecular engineering technology platform, including our proprietary PEG (polyethylene glycol) modification and single-chain antibody (SCA(R)) technologies. We also complement our internal research and development efforts with strategic transactions and partnerships that provide access to promising clinical compounds. MARQIBO(R) (vincristine sulfate liposomes injection), which was formerly referred to as Onco TCS and which we are jointly developing with our partner Inex Pharmaceuticals Corporation ("Inex"), is currently being evaluated for marketing approval by the United States Food and Drug Administration ("FDA"). We are also internally developing two late-stage clinical compounds, Pegamotecan and ATG-FRESENIUS S, and we have various other compounds at earlier stages of development that we are developing independently or through strategic partnerships.

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

         In the multi-center pivotal Phase 2/3 trial 119 NHL patients who had not responded to their previous therapy or had responded and subsequently relapsed were treated with MARQIBO. MARQIBO was administered at 2.0 mg/m(2) with no dosage cap as a one hour infusion every two weeks. Prior to enrollment in this study, the 119 patients had received on average four other therapies and 72% had disease that was "resistant" to their last treatment. "Resistant" disease is defined as not responding to their previous treatment or relapsing within six months after their previous treatment. After treatment with MARQIBO, the overall response rate was 25%, including seven patients (6% of patients) whose tumors were completely eliminated (complete response) and 23 patients (19% of patients) whose tumor volume was reduced by more than 50% (partial response). An additional 31 patients (26% of patients) had their disease stabilized while being treated with MARQIBO.

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

         Under our agreement with Fresenius, we are responsible for North American clinical development and regulatory approval, and Fresenius is responsible for supplying the drug and all manufacturing aspects necessary to obtain U.S. regulatory approval. For the first indication (prevention of rejection in solid organ transplantation) Fresenius will provide clinical supplies at no charge to us. In September 2004 we made a milestone payment to Fresenius of $1.0 million upon FDA approval of an Investigational New Drug Application ("IND") for ATG-FRESENIUS S and we are obligated to make another milestone payment of $1.0 million upon submission of a Biologics License Application ("BLA"). Subject to and in accordance with FDA requirements, we expect to initiate a pivotal clinical trial for ATG-FRESENIUS S for the prophylaxis of acute organ rejection in patients receiving an organ graft before the end of calendar 2004.

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

         o  greater tissue penetration for both diagnostic imaging and therapy,

         o a significant decrease in immunogenicity when compared with mouse-based antibodies,

         o easier and more cost effective scale-up for manufacturing when compared with monoclonal antibodies,

         o enhanced screening capabilities which allow for the more rapid assessment of SCA proteins of desired

         o specificity using high throughput screening methods, and the potential for non-parenteral application.

                                                    [GRAPHIC OMITTED]

                                                  Single-Chain Antibody
                  [GRAPHIC OMITTED]

                 Monoclonal Antibody

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

         We have also entered into a cross-license agreement with Nektar under which each party cross-licensed to the other party certain patents. We also granted Nektar the right to grant sub-licenses under certain of our PEG patents to third parties. We will receive a royalty or a share of profits on final product sales of any products that use our patented PEG technology. We receive approximately 0.5% or less of Hoffmann-La Roche's sales of PEGASYS, which represents equal profit sharing with Nektar on this product. There are currently two PEG products licensed through our Nektar partnership that are being evaluated in late-stage clinical trials, MACUGENTM (pegaptanib sodium injection), for age-elated macular degeneration and diabetic macular edema, and CDP870, an anti-TNF therapy for rheumatoid arthritis. We retain the right to use all of our PEG technology and certain of Nektar's PEG technology for our own product portfolio, as well as those products we develop in co-commercialization collaborations with third parties. This agreement expires upon the later of the expiration of the last licensed patent or the date the parties are no longer required to pay royalties. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 90 days of the receipt of written notice from the non-breaching party or upon the declaration of bankruptcy by the other party.

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

         Manufacturing and stability problems required us to implement voluntary recalls for one batch of ADAGEN in March 2001 and certain batches of ONCASPAR in June 2002, July 2004 and September 2004.During 1998, we began to experience manufacturing problems with one of our FDA-approved products, ONCASPAR. The problems were due to increased levels of white particulates in batches of ONCASPAR, which resulted in an increased rejection rate for this product. During fiscal 1999, we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR and instituted additional inspection and labeling procedures prior to distribution. During May 1999, the FDA required us to limit distribution of ONCASPAR to only those patients who are hypersensitive to native L-asparaginase. As a result of certain manufacturing changes we made, the FDA withdrew this distribution restriction in November 1999.

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

     ADAGEN

         Prior to the development of ADAGEN, the only treatment available to patients afflicted with adenosine deaminase or ADA-deficient SCID was a well-matched bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. At present, researchers at the NIH have been treating SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express the deficient adenosine deaminase enzyme permanently and at normal levels. To date, patients in gene therapy clinical trials have not been able to stop ADAGEN treatment and, therefore, the trials have been inconclusive.'

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

         The following are all of the facilities that we currently lease:

                                                                   Approx.
                                                                   Square        Approx.
Location                                  Principal Operations     Footage     Annual Rent    Lease Expiration
--------                                  --------------------     -------     -----------    ----------------
20 Kingsbridge Road Piscataway, NJ        Research & Development    56,000     $581,000(1)    July 31, 2021
300 Corporate Ct. S. Plainfield, NJ       Manufacturing             24,000     $183,000(2)    October 31, 2012
685 Route 202/206 Bridgewater, NJ         Administrative            25,000     $613,000(3)    January 31, 2008

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

                                                 High           Low
                                             -------------  -------------
YEAR ENDED JUNE  30, 2004
First Quarter                                    $13.90        $10.51
Second Quarter                                    12.52         10.28
Third Quarter                                     18.40         11.97
Fourth Quarter                                    16.20         10.86
YEAR ENDED JUNE  30, 2003
First Quarter                                     25.00         16.46
Second Quarter                                    20.90         15.50
Third Quarter                                     19.32         11.00
Fourth Quarter                                    15.68         11.16

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information regarding outstanding options and shares reserved for future insurance under our equity compensation plans as of June 30, 2004 (in thousands, except per share data):


                                                                                               Number of securities
                                                                                               remaining available
                                               Number of securities      Weighted-average      for future issuance
                                                 to be issued upon       exercise price of         under equity
                                                    exercise of             outstanding         compensation plans
                                               outstanding options,      options, warrants    (excluding securities
                Plan Category                   warrants and rights         and rights        reflected in column a)
                -------------                 ------------------------  --------------------  -----------------------
                                                        (a)                    (b)                   (c)
Equity compensation plans approved by
    security holders                                   4,838                  $25.90                   3,410
Equity compensation plans not approved by
    security holders                                       -                     -                       -
                                              ------------------------  --------------------  -----------------------
         Total                                         4,838                  $25.90                   3,410
                                              ========================  ====================  =======================


ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is our selected financial data for the five fiscal years ended June 30, 2004.

         Consolidated Statement of Operations Data (in thousands, except per share data):

                                                                    Years Ended June 30,
                                            ---------------------------------------------------------------------
                                                 2004           2003          2002         2001          2000
                                            ---------------  -----------   -----------  -----------  ------------
                                            (Restated)(1)
Consolidated Statements of Operations Data:
 Total revenues                                $169,571       $146,406        $75,805      $31,588      $17,018
 Cost of sales                                   46,986         28,521          6,078        3,864        4,888
 Research and development expenses               34,769         20,969         18,427       13,052        8,383
 Write-down of carrying value of
         investment                               8,341         27,237              -            -            -
 Acquired in-process research and
         development                             12,000              -              -            -            -
 Other operating expenses                        60,433         39,782         16,687       11,796       12,956
 Operating income (loss)                          7,042         29,897         34,613        2,876       (9,209)
 Investment income, net                          13,396          8,942         18,681        8,401        2,943
 Interest expense                                19,829         19,828         19,829          275            4
 Other income (expense), net                      6,776         26,938          3,218           11          (36)
 Income tax provision (benefit)                   3,177            223         (9,123)        (512)           -
 Net earnings available for common
         stockholders                             4,208         45,726         45,806       11,525       (6,306)
 Net earnings per common shares
  Basic                                              $0.10        $1.06        $1.07        $0.28        ($0.17)
  Diluted                                            $0.10        $1.05        $1.04        $0.26        ($0.17)


                                                                            June 30,
                                            ---------------------------------------------------------------------
                                                 2004           2003          2002         2001         2000
                                            ---------------  -----------   -----------  -----------  ------------
                                            (Restated)(1)
Consolidated Balance Sheet Data:
 Current assets                                 $191,462       $152,847      $221,462     $455,521     $57,581
 Current liabilities                              31,664         34,345        19,701        9,410       8,172
 Total assets                                    722,410        728,566       610,748      549,675     130,252
 Other long-term obligations                       1,655          2,637           552        1,276       1,118
 Long-term debt                                  400,000        400,000       400,000      400,000           -
 Total stockholders' equity                      289,091        291,584       190,495      138,989     120,962

----------------

(1) The Company restated the financial statements to correct an error made in the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Securities, as amended (SFAS No. 133).

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

RESTATEMENT OF FINANCIAL STATEMENTS

         The Company has restated its consolidated financial statements as of and for the fiscal year ended June 30, 2004 as discussed in Note 2 in the accompanying consolidated financial statements. The following management's discussion and analysis takes into account the effects of the restatement.

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

         During the year ended June 30, 2004, net cash generated from operating activities was $37.1 million, principally reflecting our net income of $4.2 million, a gain on the sale of equity securities of $14.1 million, depreciation and amortization of $22.1 million, other non-cash charges of $11.5 million, acquired in process research and development of $12.0 million, write-down of the carrying value of Micromet of $8.3 million, and a net increase in operating assets and liabilities of $2.0 million. During the year ended June 30, 2003, net cash generated from operating activities was $58.2 million, primarily reflecting our net income of $45.7 million and the effect of non-cash amounts for the merger termination fee of $34.6 million, the write-down of the carrying value of an investment of $27.2 million, depreciation and amortization of $13.3 million, deferred taxes of $4.4 million, and an increase in our operating assets and liabilities of $11.0 million. During the year ended June 30, 2002, net cash generated from operating activities was $29.6 million, primarily reflecting our net income of $45.8 million and the effect of non-cash amounts for the depreciation and amortization, deferred taxes of $9.0 million, and increased working capital of $7.2 million.

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

              In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") which the Company received as part of a merger termination agreement with NPS. The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities which we estimate with consideration to the Collar to be $29.9 million to $38.0 million. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS.

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

         The following chart represents our contractual cash obligations aggregated by type as of June 30, 2004 (in millions):

                                                                      Payments due by period
                                             -----------------------------------------------------------------------------
Contractual Obligations and Commercial                        Less than 1                                     More than 5
Commitments                                     Total            Year        2 - 3 Years     4 - 5 Years         years
---------------------------------------       ----------      ----------     -----------     -----------      ----------
Long-term debt including current portion      $    400.0      $       --      $       --      $    400.0      $       --
Operating lease obligations                         15.7             1.5             2.9             2.1             9.2
Inventory purchase obligations                      45.0             5.0            10.0            10.0            20.0
Interest due on long-term debt                      81.0            18.0            36.0            18.0             9.0
                                              ----------      ----------      ----------      ----------      ----------
Totals                                        $    541.7       $    24.5       $    48.9      $    430.1       $    38.2
                                              ==========      ==========      ==========      ==========      ==========


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

         Other income (expense). Other income (expense) for the year ended June 30, 2004 was income of $343,000, as compared to other income of $16.1 million for the year ended June 30, 2003. Other income (expense) includes: net investment income, interest expense, and other income.

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

         Other income (expense) is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the year ended June 30, 2004, other income (expense) was income of $6.8 million, as compared to other income of $40,000 for the year ended June 30, 2003. During the year ended June 30, 2004, we recognized (i) an unrealized gain of $2.3 million related to the change in the fair value of our NPS common stock (ii) a realized gain of $2.4 million related to the sale and repurchase of 1.1 million shares of NPS common stock, and (iii) an unrealized gain of $1.7 million related to change in the fair value of the Collar. There was $40,000 of other miscellaneous non-operating income for the year ended June 30, 2004.

         Other income (expense) decreased to income of $41,000 for the year ended June 30, 2003 as compared to income of $3.2 million for the prior year, primarily due to a $3.0 million payment received from Nektar in the prior year in connection with the settlement of the patent infringement suit against Nektar's subsidiary Shearwater Corporation, Inc. This one-time payment was reimbursement for expenses we incurred in defending our branched PEG patent.

         Income Taxes. For the year ended June 30, 2004 the Company recognized a net tax expense of approximately $3.2 million for federal and state purposes. Income tax expense for the year ended June 30, 2004 is comprised of a tax provision for income taxes payable and charge of $2.7 million primarily related to an increase in the Company's valuation allowance for certain research and development tax credits and capital losses that we believe it is now not more likely than not that we may be able to utilize. We continue to believe it is more likely than not that we will be able to utilize the majority of our net operating loss carryforwards and tax credits. During the year ended June 30, 2004, we sold approximately $3.2 million of our state net operating loss carryforwards for proceeds of $254,000 (which was recorded as a tax benefit) and we purchased approximately $23.5 million of gross state net operating loss carryforwards for $1.5 million.

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

         WE MAY NOT SUSTAIN PROFITABILITY.

         Prior to the fiscal year ended June 30, 2001, we had incurred substantial losses. As of June 30, 2004, we had an accumulated deficit of approximately $22.9 million. Although we earned a profit for the fiscal years ended June 30, 2004, 2003 and 2002, we cannot assure you that we will be able to remain profitable. Our ability to remain profitable will depend primarily on Schering-Plough's effective marketing of PEG-INTRON and our effective marketing of ABELCET, as well as on the rate of growth in our other product sales or royalty revenue and on the level of our expenses. Our ability to achieve long-term profitability will depend upon our and our licensees' ability to obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be commercialized successfully or that our operations will sustain profitability.

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

                       RATIO OF EARNINGS TO FIXED CHARGES

         The ratio of earnings to fixed charges was negative for periods before June 30, 2001 because we incurred net losses in the periods prior to that time. The dollar amounts of the deficiencies for these periods and the ratio of earnings to fixed charges for the years ended June 30, 2004, 2003, 2002 and 2001 are disclosed below (dollars in thousands):

                                                                    Year Ended June  30,
                                              --------------------------------------------------------------
                                                2004         2003         2002         2001         2000
                                                ----         ----         ----         ----         ----
                                            (Restated)**
Ratio of earnings to fixed charges*             1:1          3:1          3:1          21:1         N/A
Deficiency of earnings available to
cover fixed charges*                            N/A          N/A          N/A          N/A        ($6,306)

------------
* Earnings consist of pre-tax income (loss) plus fixed charges less capitalized interest and preferred stock dividends. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expense we believe to be representative of interest.
** See Note 2 to our consolidated financial statements for a discussion of the restatement.

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

                               2005          2006         2007         2008        Total      Fair Value
                            ----------    ----------   ----------   ----------  -----------   ----------
Fixed Rate                   $27,263       $41,132      $18,440       $9,014      $95,849       $94,701
Average Interest Rate           2.22%         1.92%        2.44%        2.72%        2.18%            -
Variable Rate                      -            -             -            -            -             -
Average Interest Rate              -            -             -            -            -             -
                             -------       -------      -------       ------      -------       -------
                             $27,263       $41,132      $18,440       $9,014      $95,849       $94,701
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

         In August 2003, we entered into a Zero Cost Protective Collar arrangement (the "Collar") to reduce our exposure associated with 1.5 million shares of NPS common stock we received as part of a merger termination agreement with NPS. The terms of the Collar are structured so that our investment in NPS common stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85% to 108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off the closing price of NPS common stock on the day before the Collar was executed.) The Collar is considered a derivative instrument and as such, we carry the Collar at fair value as an asset or liability on the balance sheet and changes in fair value are recorded as a charge or credit to earnings in the period of the change. (See Note 15 to the Notes to the accompanying Consolidated Financial Statements - Merger Termination Agreement.) The value of the Collar is subject to market conditions that cause variability associated with its intrinsic and time value. The fair value of the Collar at June 30, 2004 was a receivable of $1.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and notes thereto appear on pages F-1 to F-37 of this Form 10-K/A Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(A)      DISCLOSURE CONTROLS AND PROCEDURES

         Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004. Based on that evaluation and due to the identification of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2004.

         Subsequent to the period covered by this report and in connection with the preparation and review of our consolidated financial statements for the fiscal year ended June 30, 2005, we determined that an error occurred in the accounting for a zero cost protective collar derivative instrument (the "Collar"). Specifically, the Company did not properly value the Collar and did not properly apply the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, to the collar. This resulted in material errors in accumulated other comprehensive income (loss), other income (expense), other current assets, other assets, accrued expenses, current deferred tax assets, deferred tax assets, and income tax expense (benefit). This resulted in the restatements of the Company's previously issued consolidated financial statements and other financial information for the quarter and fiscal year to date periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004,
December 31, 2004 and March 31, 2005. KPMG LLP, our independent registered accounting firm reviewed this initial accounting in connection with their audit or review of such period.

(B)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2004 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         On August 16, 2005 and September 1, 2005, we announced we would need to amend and restate our consolidated financial statements for the quarter and fiscal year-to-date periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004 and March 31,
2005. We identified certain computational changes in the valuation of the collar and therefore, did not properly account for the Collar and did not properly apply the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, (SFAS No. 133) to the Collar. This resulted in material errors in accumulated other comprehensive income (loss), other income (expense), other current assets, other assets, accrued expenses, current deferred tax assets, deferred tax assets, and income tax expense (benefit).

         We are finalizing a remediation plan to address this material weakness in our disclosure controls and procedures pertaining to our application of SFAS No. 133 and the related restatements of certain previously issued financial statements. Our remediation plan will include training, education and comprehensive accounting reviews to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

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

         (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit                                                                           Reference
Number                              Description                                      No.
------                              -----------                                --------------
2.1      Mutual Termination Agreement and Release by and among Enzon               +/-+/(3)
         Pharmaceuticals, Inc., NPS Pharmaceuticals, Inc., Momentum
         Merger Corporation, Newton Acquisition Corporation and Einstein
         Acquisition Corporation, dated as of June  4, 2003.

3(i)     Certificate of Incorporation as amended                                   ~(3(i))

3(i)(a)  Amendment to Certificate of Incorporation                                   \\(A)

3(ii)    By laws, as amended                                                      ^(3(ii))

4.1      Indenture dated as of June 26, 2001, between the Company and             +++(4.1)
         Wilmington Trust Company, as trustee, including
         the form of 4 1/2% Convertible Subordinated Note
         due 2008 attached as Exhibit A thereto

4.2      Rights Agreement dated May  17, 2002 between the Company and                 ^ (1)
         Continental Stock Transfer Trust Company, as rights agent

4.3      First Amendment to the Rights Agreement, dated as of February               +/-(1)
         19, 2003 between the Company and Continental Stock Transfer &
         Trust Company, as rights agent.

10.1     Form of Change of Control Agreements dated as of January  20,              #(10.2)
         1995 entered into with an Executive Officer**

10.2     Lease - 300-C Corporate Court, South Plainfield, New Jersey                =(10.3)

10.3     Lease dated April  1, 1995 regarding 20 Kingsbridge Road,                  #(10.7)
         Piscataway, New Jersey

10.4     Lease 300A-B Corporate Court, South Plainfield, New Jersey               ++(10.10)

10.5     Employment Agreement dated May  9, 2001, between the Company and        ///(10.30)
         Arthur J. Higgins**

10.6     Amendment dated May  23, 2001, to Employment Agreement between          ///(10.31)
         the Company and Arthur J. Higgins dated May  9, 2001**

10.7     Form of Restricted Stock Award Agreement between the Company and         ////(4.3)
         Arthur J. Higgins**

10.8     Modification of Lease Dated May  14, 2003 - 300-C Corporate                @(10.8)
         Court, South Plainfield, New Jersey

10.9     Lease - 685 Route 202/206, Bridgewater, New Jersey                      ^^^(10.14)

10.10    Employment Agreement with Ulrich Grau dated as of March  6,             ^^^(10.15)
         2002**

10.11    2001 Incentive Stock Plan as amended**                                   @@(10.23)

10.12    Development, License and Supply Agreement between the Company             ~(10.15)
         and Schering Corporation; dated November  14, 1990, as amended*

10.13    Transition Agreement dated July  2, 2002 between the Company and         ~~(10.16)
         Jeffrey McGuire**

10.14    Asset Purchase Agreement between the Company and Elan                       \(2.1)
         Pharmaceuticals, Inc., dated as of October  1, 2002

10.15    License Agreement between the Company and Elan Pharmaceuticals,         ~~~(10.18)
         Inc., dated November  22, 2002

10.16    Option Agreement between the Company and Arthur J. Higgins,             ~~~(10.19)
         dated as of December  3, 2002**

10.17    Form of Restricted Stock Agreement between the Company and              ~~~(10.20)
         Arthur J. Higgins **

10.18    Royalty Agreement between the Company and Vivo Healthcare               ~~~(10.21)
         Corporation, dated as of October  16, 2002**

10.19    Assignment Agreement between the Company and Vivo Healthcare            ~~~(10.22)
         Corporation, dated as of October  16, 2002**

Exhibit                                                                       Reference
Number                              Description                                   No.
------                              -----------                              --------
10.20    Restricted Stock Purchase Agreement dated as of June  4, 2003 by         +/-+/-(4)
         and between Enzon Pharmaceuticals, Inc. and NPS Pharmaceuticals,
         Inc.

10.21    Registration Rights Agreement dated as of June  4, 2003 by and           +/-+/-(5)
         between Enzon Pharmaceuticals, Inc. and NPS Pharmaceuticals, Inc.

10.22    Outside Directors' Compensation Arrangement                                   @@@@

10.23    Amendment No. 2 to Employment Agreement with Arthur Higgins              @@(10.24)
         dated December  3, 2003

10.24    Amended and Restated Employment Agreement with Ulrich Grau dated         @@(10.25)
         December  5, 2003

10.25    Restricted Stock Award Agreement with Ulrich Grau dated                  @@(10.26)
         December  5, 2003

10.26    Separation Agreement with Arthur Higgins dated May  10, 2004            @@@(10.27)

10.27    Development Agreement with Inex Pharmaceuticals dated January           @@@(10.28)
         19, 2004***

10.28    Product Supply Agreement with Inex Pharmaceuticals dated                @@@(10.29)
         January  19, 2004***

10.29    Co-Promotion Agreement with Inex Pharmaceuticals dated January          @@@(10.30)
         19, 2004***

10.30    Employment Agreement with Kenneth J. Zuerblis dated June  14,                 @@@@
         2004, along with a form of Restricted Stock Award Agreement between the Company and Mr.  Zuerblis executed as of June  14,
         2004 and a form of Consulting Agreement between the Company and
         Mr.  Zuerblis.

10.31    Executive Deferred Compensation Plan                                          @@@@

12.1     Computation of Ratio of Earnings to Fixed Charges                               <1

21.0     Subsidiaries of Registrant                                                    @@@@

23.0     Consent of KPMG LLP, independent registered accounting firm                     <1

31.1     Certification of Principal Executive Officer pursuant to                        <1
         Section  302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Principal Financial Officer pursuant to Section                <1
         302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Principal Executive Officer pursuant to                        <1
         Section  906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Principal Financial Officer pursuant to Section                <1
         906 of the Sarbanes-Oxley Act of 2002

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

                                     ENZON PHARMACEUTICALS, INC.
                                           (Registrant)


Dated:  September 28, 2005           By:  /s/ Jeff Buchalter
                                          ---------------------------------
                                              Jeff Buchalter
                                              Chairman, President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Dated:  September 28, 2005           By: /s/ Craig A. Tooman
                                         ----------------------------------
                                             Craig A. Tooman
                                             Executive Vice President,
                                             Finance and Chief Financial Officer
                                             (Principal Financial Officer)

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                         -------
Report of Independent Registered Public Accounting Firm                    F-2
Consolidated Financial Statements:
 Consolidated Balance Sheets -- June 30, 2004 restated and 2003            F-3
 Consolidated Statements of Operations -- Years ended June 30,
 2004 restated, 2003 and 2002                                              F-4
 Consolidated Statements of Stockholders' Equity -- Years
 ended June 30, 2004 restated, 2003 and 2002                               F-5
 Consolidated Statements of Cash Flows -- Years ended
 June 30, 2004 restated, 2003 and 2002                                     F-7
 Notes to Consolidated Financial Statements -- Years ended
 June 30, 2004 restated, 2003 and 2002                                     F-8
Consolidated Financial Statement Schedule:
 Schedule II -- Valuation and Qualifying Accounts                         F-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:


We have audited the consolidated financial statements of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

As discussed in Note 2, the Company restated its consolidated financial statements as of and for the year ended June 30, 2004.


/s/ KPMG LLP

Short Hills, New Jersey
August 17, 2004, except as to Note 2(a) and
Note 2(b) of the Notes to Consolidated Financial
Statements, which are as of November 10, 2004 and September 23, 2005, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2004 AND 2003
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              2004            2003
                                                                            ---------       ---------
                                                                           (Restated)
                                                                            (Note 2)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                  $  91,532       $  66,752
 Short-term investments                                                        27,119          25,047
 Investments in equity securities                                              23,625            --
 Accounts receivable, net                                                      25,977          33,173
 Inventories                                                                   11,215          11,786
 Deferred tax assets                                                            7,005          14,564
 Other current assets                                                           4,989           1,525
                                                                            ---------       ---------
   Total current assets                                                       191,462         152,847
                                                                            ---------       ---------
Property and equipment, net                                                    34,859          32,593
Marketable securities                                                          67,582          61,452
Investments in equity securities and convertible note                          14,281          56,364
Deferred tax assets                                                            61,177          52,889
Amortizable intangible assets, net                                            194,067         211,975
Goodwill                                                                      150,985         150,985
Other assets                                                                    7,997           9,461
                                                                            ---------       ---------
                                                                              530,948         575,719
                                                                            ---------       ---------
   Total assets                                                             $ 722,410       $ 728,566
                                                                            =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                           $   8,663       $  12,809
 Accrued expenses                                                              14,001          10,262
 Accrued interest                                                               9,000           9,000
 Income taxes payable                                                            --             2,274
                                                                            ---------       ---------
   Total current liabilities                                                   31,664          34,345
                                                                            ---------       ---------
 Accrued rent                                                                     343             449
 Unearned revenue                                                               1,312           2,188
 Notes payable                                                                400,000         400,000
                                                                            ---------       ---------
                                                                              401,655         402,637
                                                                            ---------       ---------
Commitments and contingencies
Stockholders' equity:
 Preferred stock-$.01 par value, authorized 3,000,000 shares; no                 --              --
  shares issued and outstanding in 2005 and 2004
 Common stock--$.01 par value, authorized 90,000,000 shares issued and            438             435
  outstanding 43,750,934 shares in 2004 and 43,518,359 shares in 2003
 Additional paid-in capital                                                   322,486         322,488
 Accumulated other comprehensive loss                                          (7,330)           (159)
 Deferred compensation                                                         (3,571)         (4,040)
 Accumulated deficit                                                          (22,932)        (27,140)
                                                                            ---------       ---------
   Total stockholders' equity                                                 289,091         291,584
                                                                            ---------       ---------
   Total liabilities and stockholders' equity                               $ 722,410       $ 728,566
                                                                            =========       =========

       The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            2004            2003             2002
                                                                          ---------       ---------       ---------
                                                                         (Restated)
                                                                          (Note 2)
Revenues:
 Product sales, net                                                       $ 107,922       $  59,264       $  22,183
 Manufacturing revenue                                                       12,911           8,742            --
 Royalties                                                                   47,707          77,589          53,329
 Contract revenue                                                             1,031             811             293
                                                                          ---------       ---------       ---------
   Total revenues                                                           169,571         146,406          75,805
                                                                          ---------       ---------       ---------
Costs and expenses:
 Cost of sales and manufacturing revenue                                     46,986          28,521           6,078
 Research and development                                                    34,769          20,969          18,427
 Selling, general and administrative                                         47,001          30,571          16,545
 Amortization of acquired intangibles                                        13,432           9,211             142
 Write-down of carrying value of investment                                   8,341          27,237            --
 Acquired in-process research and development                                12,000            --              --
                                                                          ---------       ---------       ---------
   Total costs and expenses                                                 162,529         116,509          41,192
                                                                          ---------       ---------       ---------
Operating income                                                              7,042          29,897          34,613
                                                                          ---------       ---------       ---------
Other income (expense):
 Investment income, net                                                      13,396           8,942          18,681
 Interest expense                                                           (19,829)        (19,828)        (19,829)
 Merger termination fee, net                                                   --            26,897            --
 Other, net                                                                   6,776              41           3,218
                                                                          ---------       ---------       ---------
                                                                                343          16,052           2,070
                                                                          ---------       ---------       ---------
Income before tax provision (benefit)                                         7,385          45,949          36,683
Tax provision (benefit)                                                       3,177             223          (9,123)
                                                                          ---------       ---------       ---------
Net income                                                                $   4,208       $  45,726       $  45,806
                                                                          =========       =========       =========
Basic earnings per common share                                           $    0.10       $    1.06       $    1.07
                                                                          =========       =========       =========
Diluted earnings per common share                                         $    0.10       $    1.05       $    1.04
                                                                          =========       =========       =========
Weighted average number of common shares outstanding -- basic                43,350          43,116          42,726
                                                                          =========       =========       =========
Weighted average number of common shares and dilutive potential
common shares outstanding                                                    43,522          43,615          44,026
                                                                          =========       =========       =========

       The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                          Preferred stock          Common stock
                                         -------------------   --------------------
                                           Number               Number                Additional    Accumulative Other
                                            of         Par       of         Par        Paid-in         Comprehensive
                                           Shares      Value    Shares      Value      Capital         Income (Loss)
                                         ----------  -------   ---------   --------   ------------  ------------------
Balance, June  30, 2001                         7       $  -    41,991       $420       $257,682          $  885
Common stock issued for exercise of
non-qualified stock options                     -          -     1,009         10          5,172               -
Amortization of deferred compensation
                                                -          -         -          -              -               -
Other comprehensive income:
 Net income                                     -          -         -          -              -               -
 Net change in unrealized gain on
    available for sale securities, net
    of tax                                      -          -         -          -              -             211

Total other comprehensive income
                                         ----------  -------   ---------   --------   ------------  -----------------
Balance, June  30, 2002                         7          -    43,000       $430       $262,854          $1,096
Common stock issued for exercise of
Non-qualified stock options                     -          -       305          3          1,370               -
Issuance of restricted common stock             -          -       200          2          3,558               -
Conversion and redemption of preferred
stock                                          (7)         -        14          -            (25)              -
Amortization of deferred compensation           -          -         -          -              -               -
Dividends on preferred stock                    -          -         -          -              -               -
Tax benefit recognized related to stock
option exercises                                -          -         -          -         54,731               -
Other comprehensive income:                     -          -         -          -              -               -
 Net income
    Net change in unrealized loss on
    available for sale securities, net
    of tax                                      -          -         -          -              -          (1,255)

 Total  other comprehensive loss
                                         ----------  -------   ---------   --------   ------------  -----------------
Balance, June 30, 2003, carried forward         -          -     43,519       $435      $322,488            ($159)


                                              Deferred         Accumulated
                                            Compensation         Deficit          Total
                                           ----------------  ----------------  ------------
Balance, June  30, 2001                         ($1,509)        ($118,489)        $138,989
Common stock issued for exercise of
non-qualified stock options                           -                 -            5,182
Amortization of deferred compensation
                                                    307                 -              307
Other comprehensive income:
 Net income                                           -            45,806           45,806
 Net change in unrealized gain on
    available for sale securities, net
    of tax                                            -                 -              211
                                                                               ------------
Total other comprehensive income                                                    46,017
                                           ----------------  ----------------  ------------
Balance, June  30, 2002                         ($1,202)         ($72,683)        $190,495
Common stock issued for exercise of
Non-qualified stock options                           -                 -            1,373
Issuance of restricted common stock              (3,560)                -                -
Conversion and redemption of preferred
stock                                                 -                 -              (25)
Amortization of deferred compensation               722                 -              722
Dividends on preferred stock                          -              (183)            (183)
Tax benefit recognized related to stock
option exercises                                      -                 -           54,731
Other comprehensive income:                           -            45,726           45,726
 Net income
    Net change in unrealized loss on
    available for sale securities, net
    of tax                                            -                 -           (1,255)
                                                                               ------------
 Total  other comprehensive loss                                                    44,471
                                           ----------------  ----------------  ------------
Balance, June 30, 2003, carried forward         ($4,040)         ($27,140)        $291,584

                                   (continued)

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--CONTINUED
                        YEARS ENDED 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                              Preferred stock         Common stock
                                            --------------------  ---------------------
                                              Number                 Number                 Additional   Accumulative Other
                                                of         Par        of          Par        Paid-in      Comprehensive
                                              Shares       Value     Shares      Value       Capital       Income (Loss)
                                            ----------   -------  ----------   --------    -----------   ------------------
Balance, June 30, 2003, brought forward            -      $    -   43,519        $435       $322,488             ($159)
Common stock issued for exercise of
non-qualified stock options                        -           -       97           1            526                -
Issuance of restricted common stock                -           -      340           4          4,072                -
Cancellation of restricted common stock            -           -     (215)         (2)        (4,478)               -
Common stock issued for Independent
Director's Stock Plan                              -           -       10           -            143                -
Amortization of deferred compensation              -           -        -           -              -                -
Other                                              -           -        -           -           (265)               -
Other comprehensive income:
 Net income (Restated, Note 2)                     -           -        -           -              -                -
    Net change in unrealized loss on
    available for sale securities, net of
    reclassification adjustments, net of
    of tax (Restated, Note 2)                      -           -        -           -              -           (4,651)
    Net change in unrealized loss on NPS
    Investment, net of tax (Restated,
    Note 2)                                        -           -        -           -              -           (2,520)

    Total comprehensive loss
    (Restated, Note 2)
                                            ----------   -------  ----------   --------    ------------  ------------------
Balance, June 30, 2004
   (Restated, Note 2)                              -      $    -   43,751        $438       $322,486          ($7,330)
                                            ==========   =======  ==========   ========    ============  ==================

                                                  Deferred          Accumulated
                                                Compensation          Deficit          Total
                                              ------------------  ---------------  --------------
Balance, June  30, 2003, brought forward          ($4,040)           ($27,140)       $291,584
Common stock issued for exercise of
non-qualified stock options                             -                   -             527
Issuance of restricted common stock                (4,076)                  -               -
Cancellation of restricted common stock             3,163                   -          (1,317)
Common stock issued for Independent
Director's Stock Plan                                   -                   -             143
Amortization of deferred compensation               1,382                   -           1,382
Other                                                   -                   -            (265)
Other comprehensive income:
 Net income (Restated, Note 2)                          -               4,208           4,208
    Net change in unrealized loss on
    available for sale securities, net of
    reclassification adjustments, net of
    tax (Restated, Note 2)                              -                   -          (4,651)
    Net change in unrealized loss on NPS
    Investment, net of tax (Restated,
    Note 2)                                             -                   -          (2,520)
                                                                                   --------------
    Total comprehensive loss
    (Restated, Note 2)                                                                  (2,963)
                                              ------------------  ---------------  --------------
Balance, June 30, 2004
   (Restated, Note 2)                             ($3,571)           ($22,932)       $289,091
                                              ==================  ===============  ==============


       The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)


                                                                              2004          2003         2002
                                                                           ------------  -----------  ------------
                                                                           (Restated)
                                                                            (Note 2)
Cash flows from operating activities:
 Net income                                                                $   4,208       $  45,726       $  45,806
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                               22,072          13,264             972
  Amortization of bond premium (discount)                                        939          (1,261)         (2,680)
  Amortization of debt issue costs                                             1,829           1,829           1,829
  Gain on sale of investment in equity securities                            (13,004)         (2,318)         (1,185)
  Deferred income taxes                                                          488          (4,379)         (9,000)
  Acquired in process research and development                                12,000            --              --
Non-cash (credit) expense for stock-based compensation                           (57)            830             391
Non-cash write down of carrying value of investment                            8,341          27,237            --
  Change in fair value of derivative                                          (1,728)           --              --
  Non-cash merger termination fee                                               --           (34,552)           --
Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable, net                               7,196          (7,123)        (14,963)
 Decrease (increase) in inventories                                              571          (1,000)           (362)
 (Increase) decrease in other current assets                                  (1,017)          2,649          (1,337)
 Decrease (increase) in deposits                                                  23             571            (386)
 (Decrease) increase in accounts payable                                      (4,146)          8,283            (144)
 Increase in accrued expenses                                                    444           6,276           1,981
 Increase in accrued interest                                                   --              --             8,750
 (Decrease) increase in income taxes payable                                  (2,274)          2,274            --
 Increase in accrued rent                                                       (106)           (104)            (29)
 Increase in unearned revenue                                                  1,312            --              --
                                                                           ---------       ---------       ---------
  Net cash provided by operating activities                                   37,091          58,202          29,643
                                                                           ---------       ---------       ---------
Cash flows from investing activities:
 Purchase of property and equipment                                           (6,430)        (11,225)         (7,503)
 Purchase of intangible asset                                                   --              --           (15,000)
Purchase of acquired in process research and development                     (12,000)           --              --
 Acquisition of ABELCET business                                                --          (369,265)           --
 License of DEPOCYT product                                                     --           (12,186)           --
 Purchase of cost method investments                                            --              --           (48,341)
 Proceeds from sale of investment in equity securities                        46,923            --              --
 Proceeds from sale of marketable securities                                  33,444         371,544         271,734
 Purchase of marketable securities                                           (79,315)       (142,232)       (511,997)
 Maturities of marketable securities                                           4,540          57,000          80,260
 Decrease in long-term investments                                              --              --              (260)
                                                                           ---------       ---------       ---------
  Net cash used in investing activities                                      (12,838)       (106,364)       (231,107)
                                                                           ---------       ---------       ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                          527           1,265           5,098
 Redemption of preferred stock                                                  --               (26)           --
 Preferred stock dividend paid                                                  --              (183)           --
                                                                           ---------       ---------       ---------
  Net cash provided by financing activities                                      527           1,056           5,098
                                                                           ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                          24,780         (47,106)       (196,366)
Cash and cash equivalents at beginning of year                                66,752         113,858         310,224
                                                                           ---------       ---------       ---------
Cash and cash equivalents at end of year                                   $  91,532       $  66,752       $ 113,858
                                                                           =========       =========       =========


       The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) COMPANY OVERVIEW

         Enzon Pharmaceuticals, Inc. ("Enzon" or "Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company was originally incorporated in 1981. The Company's operations include sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET, royalties earned, which are primarily earned on sales of PEG-INTRON(R); contract manufacturing revenue, and license fees. The manufacturing and marketing of pharmaceutical products, in the United States is subject to stringent governmental regulation, and the sale of any of the Company's products for use in humans in the United States requires the prior approval of the United States Food and Drug Administration ("FDA").

(2) RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         (A)  NOVEMBER 2004 RESTATEMENT

         In October 2004, the Company determined that its previously issued consolidated financial statements for the year ended June 30, 2004, and the quarterly information for the quarter ended June 30, 2004 required restatement. The restatement is due to correct a change relating to the accounting for a derivative hedging instrument and an error in assessing the realizeability of deferred tax assets related to the unrealized loss on available-for-sale securities included in accumulated other comprehensive loss.

         As described in Note 15, "Merger Termination Agreement", the Company entered into a zero cost protective collar arrangement to reduce its exposure to changes in the fair value of the 1.5 million common shares of NPS Pharmaceutical, Inc. ("NPS"), which the Company holds. Under the Company's protective collar arrangement, when its underlying shares of NPS common stock become unrestricted and freely tradable the Company is required to deliver to the financial institution, which holds the protective collar arrangement, as posted collateral, a corresponding number of shares of NPS common stock. In accordance with this requirement during the quarter and year ended June 30, 2004, the Company sold and repurchased shares of common stock of NPS. In accounting for such sales and repurchases, the unrealized gain previously included in accumulated other comprehensive income prior to the sale and repurchase of the respective shares is realized and recognized as other income. The accounting error resulted from the accounting for the sales of the securities underlying the derivative which resulted in a misallocation between other income and accumulated other comprehensive loss for the quarter and year ended June 30, 2004. Other income was overstated by $964,000 for the year ended June 30, 2004 and accumulated other comprehensive loss as of June 30, 2004 was overstated by $1.5 million.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                      CHANGES TO CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004

                                                Previously                       Previously
                                                 Reported       Adjustments       Restated
                                              --------------  ---------------  --------------
Current deferred tax assets                     $   9,133       ($  2,128)      $   7,005
Total current assets                              170,353          (2,128)        168,225
Non-current deferred tax assets                    61,502            (325)         61,177
Total non-current assets                          554,510            (325)        554,185
Total assets                                      724,863          (2,453)        722,410
Accumulated other comprehensive loss               (3,546)         (1,489)         (5,035)
Accumulated deficit                               (24,263)           (964)        (25,227)
Total stockholders' equity                        291,544          (2,453)        289,091
Total liabilities and stockholders' equity        724,863          (2,453)        722,410

                CHANGES TO CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEAR ENDED JUNE 30, 2004

                                                  Previously                  Previously
                                                   Reported     Adjustments    Restated
                                                 ------------   -----------   -----------
Other, net                                         $ 3,860       ($  964)      $ 2,896
Total other income (expense)                        (2,573)         (964)       (3,537)
Income before tax provision (benefit)                4,469          (964)        3,505
Net income                                           2,877          (964)        1,913
Basic earnings per common share                       0.07         (0.03)         0.04
Diluted earnings per common share                     0.07         (0.03)         0.04

         The 2004 restatement did not result in any changes to cash and cash equivalents as of June 30, 2004 or any changes to the net cash flows from operations, investing or financing activities in the consolidated statement of cash flows for the year ended June 30, 2004 although it did impact certain components of net cash flow from operations.

         As a result of the adjustments discussed above, modifications were required to previously reported footnotes as follows: Note 3, Note 4, Note 5, Note 15, Note 16 and Note 24.

         (B)  SEPTEMBER 2005 RESTATEMENT

         In August and September 2005, the Company concluded that its previously issued consolidated financial statements and other financial information for the quarter and fiscal year-to-date periods ended September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004 required restatement with respect to its accounting for computational changes in the valuation of and the application of hedge accounting for a derivative hedging instrument. The restatement is due to the accounting for and the application of hedge accounting for a zero cost protective collar (the "Collar") arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133).

         In August 2005, the Company determined that the initial sale of NPS common stock in November 2003 resulted in the termination of the existing hedging relationship and that the Company was unable to meet certain fair value hedging criteria pursuant to SFAS No. 133 at that time to re-designate the hedging relationship. Accordingly, the Company terminated its hedge accounting treatment in November 2003, which resulted in the unrealized gains and losses on the NPS common stock underlying the derivative hedging instrument previously included in other income (expense) to be recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The accounting change results in a correction between other income (expense) and accumulated other comprehensive income (loss) for the quarters and fiscal year-to-date periods ended December 31, 2003, March 31, 2004 and June 30, 2004.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In addition, the Collar is carried at fair value on the Company's balance sheet and represents either a payable or receivable from the financial institution, with changes in the fair value being charged or credited to "other income (expense)" in the consolidated statement of operations. The Company has identified certain computational changes in the valuation of the Collar. The accounting change results in an increase or decrease in the carrying value of the Collar for the quarter and fiscal year-to-date periods ended September 31, 2003, December 31, 2003, March 31, 2004 and June 30, 2004 and a corresponding charge or credit to "other income (expense)" for the corresponding quarter and fiscal year-to-date periods then ended. The Company has also made certain reclassifications between non-current and current assets and liabilities of a portion of the balance associated with the Collar and NPS common stock to reflect the timing of the maturity of the Collar instrument and related sale of NPS common stock.

         The following tables show the impact of the restatement and reclassifications on the relevant captions from the Company's consolidated financial statements as of and for the periods indicated. These tables contain only the changed balances and do not represent the complete consolidated balance sheet as of such period or consolidated statements of operations for the period then ended (in thousands, except per share amounts).

                      CHANGES TO CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2004

                                                                   Previously
                                                                    Restated      Adjustments       Restated
                                                                  -------------- ---------------  --------------
Investment in equity securities                                    $      --      $  23,625         $  23,625
Other current assets                                                   5,377           (388)            4,989
Total current assets                                                 168,225         23,237           191,462
Investments in equity securities and convertible note                 37,906        (23,625)           14,281
Other assets                                                           7,609            388             7,997
Total non-current assets                                             554,185        (23,237)          530,948
Accumulated other comprehensive loss                                  (5,035)        (2,295)           (7,330)
Accumulated deficit                                                  (25,227)         2,295           (22,932)

                CHANGES TO CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEAR ENDED JUNE 30, 2004

                                                                   Previously
                                                                    Restated      Adjustments       Restated
                                                                  -------------- ---------------  --------------
Other, net                                                            $2,896         $3,880            $6,776
Total other income (expense)                                          (3,537)         3,880               343
Income before tax provision                                            3,505          3,880             7,385
Tax provision                                                          1,592          1,585             3,177
Net income                                                             1,913          2,295             4,208
Basic earnings per common share                                         0.04           0.06              0.10
Diluted earnings per common share                                       0.04           0.06              0.10

         The 2005 restatement did not result in any changes to cash and cash equivalents as of June 30, 2004 or any changes to the net cash flows from operating, investing or financing activities in the consolidated statements of cash flows for the year ended June 30, 2004 although it did result in certain reclassifications among certain components of net cash flow from operations.

         As a result of the adjustments discussed above, modifications were required to previously restated filed footnotes as follows: Note 3, Note 4, Note 5, Note 15, Note 16 and Note 24.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         As of June 30, 2004, investments with unrealized losses have been in a continuous unrealized loss position for less than 12 months.

         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at June 30, 2004 were as follows (in thousands):

                                                              Gross               Gross
                                          Amortized         Unrealized         Unrealized          Fair
                                             Cost         Holding Gains      Holding Losses       Value*
                                        -------------   ----------------    ----------------    ------------
U.S. Government agency debt                $24,017            $ 5                 ($351)           $23,671
U.S. corporate debt                         71,832              6                  (808)            71,030
                                        -------------   ----------------    ----------------    ------------
                                           $95,849            $11               ($1,159)           $94,701
                                        =============   ================    ================    ============

*  Included in short-term investments $27,119 and marketable securities $67,582.

         The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2003 were as follows (in thousands):

                                                              Gross               Gross
                                          Amortized        Unrealized           Unrealized          Fair
                                             Cost         Holding Gains       Holding Losses       Value*
                                        -------------   ----------------    -----------------    ------------
U.S. Government agency debt               $  26,518         $  166                $   -           $  26,684
U.S. corporate debt                          59,804             11                    -              59,815
                                        -------------   ----------------    -----------------    ------------
                                          $  86,322         $  177                $   -           $  86,499
                                        =============   ================    =================    ============

*  Included in short-term investments $25,047 and marketable securities $61,452.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2002 were as follows (in thousands):

                                                              Gross               Gross
                                        Amortized           Unrealized          Unrealized            Fair
                                           Cost           Holding Gains       Holding Losses         Value*
                                     -----------------   -----------------   -----------------   ---------------
U.S. Government agency debt                $339,638           $2,052                $ -               $341,690
U.S. corporate debt                          29,764                -               (298)                29,466
                                     -----------------   -----------------   -----------------   ---------------
                                           $369,402           $2,052              $(298)              $371,156
                                     =================   =================   =================   ===============

*  Included in short-term investments $75,165 and marketable securities
   $295,991.

         Gross realized gains from the sale of investment securities included in net income for the years ended June 30, 2004, 2003 and 2002 were $13.0 million, $2.3 million and $1.2 million, respectively.

         Maturities of debt securities classified as available-for-sale at June 30, 2004 were as follows (in thousands):

                                     Amortized Cost             Fair Value
                                   -------------------    -------------------
Years ended June 30,
2005                                      $27,263                $27,119
2006                                       41,132                 40,569
2007                                       18,440                 18,180
2008                                        9,014                  8,833
                                   -------------------    -------------------
                                          $95,849                $94,701
                                   ===================    ===================

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     DERIVATIVE FINANCIAL INSTRUMENTS

         The Company addresses certain financial exposures through a controlled program of risk management that, at times includes the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the shares of NPS Pharmaceuticals, Inc. common stock received in June 2003 as a result of the termination of the proposed merger between the Company and NPS Pharmaceuticals, Inc. (see Note 15). The contract was designated as a fair value hedge through November 2003 and accordingly, the change in fair value of the derivative and the hedged item
(NPS common stock) were recorded in the statement of operations while the derivative was designated as an effective hedge. The Company formally assesses, both at inception of the hedge and periodically on an ongoing basis, whether the derivative is highly effective in offsetting changes in the fair value of the hedged item. Beginning in November 2003, it was determined that the derivative was not effective and the Company discontinued hedge accounting prospectively. (See Note 2(b)).

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     FOREIGN CURRENCY TRANSACTIONS

         Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded a loss on foreign currency transactions of approximately $57,000 for the year ended June 30, 2004. There were no gains or losses from foreign currency transactions for the years ended June 30, 2003 and 2002. Gains and losses from foreign currency transactions are included as a component of other income (expense).

     STOCK-BASED COMPENSATION PLANS

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant of options to employees and members of the Board of Directors only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

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

         The following table illustrates the effect on net income and net income per share as if the compensation cost for the Company's stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123 (in thousands, except per share amounts):

                                                                              Years ended June  30,
                                                                   -----------------------------------------------
                                                                       2004              2003            2002
                                                                   -------------       ----------     ------------
                                                                    (Restated)
Net income available to common stockholders:
As reported                                                             $4,208           $45,715        $45,792
Add stock-based employee compensation expense included in
reported net income, net of tax (1)                                        328               433            307
Deduct total stock-based employee compensation expense determined
under fair-value-based method for all awards, net of tax (1)           (11,436)           (8,933)       (22,751)
                                                                   -------------       ----------     ------------
Pro forma net income (loss)                                            ($6,900)          $37,215        $23,348
                                                                   =============       ==========     ============
Net income (loss) per common share-basic:
 As reported                                                             $0.10             $1.06          $1.07
 Pro forma                                                              ($0.16)            $0.86          $0.55
Net income (loss) per common share-diluted
 As reported                                                             $0.10             $1.05          $1.04
 Pro forma                                                              ($0.16)            $0.85          $0.53

(1) Information for 2004 and 2003 has been adjusted for taxes using estimated tax rates of 35% and 40%, respectively. Information for 2002 has not been tax effected as a result of the Company's utilization of net operating loss carryforwards in that year.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The pro forma effects on net income available to common stockholders and net income per common share for 2004, 2003 and 2002 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

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

                                                         Years ended June  30,
                                             ------------------------------------------------
                                                 2004             2003             2002
                                             --------------  ----------------  --------------
Risk-free interest rate                           4.00%            2.97%            4.00%
Expected stock price volatility                     69%              75%              78%
Expected term until exercise (years)              4.73             4.21             4.23
Expected dividend yield                              0%               0%               0%

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

(4) COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gain (loss) on securities and is presented in the Consolidated Statements of Stockholders' Equity.

         The following table reconciles net income to comprehensive income
(loss) (in thousands):

                                                                      Years Ended June  30,
                                                            ------------------------------------------
                                                                2004          2003          2002
                                                            -------------  -----------  --------------
                                                             (Restated)
Net income                                                      $4,208       $45,726       $45,806
  Other comprehensive income:
  Unrealized (loss) gain on securities that arose
    during the year, net of tax                                (4,651)        1,007            211
  Reclassification adjustment for loss included
    in net income, net of tax                                  (2,520)       (2,262)             -
                                                           -------------  -----------   -------------
                                                               (7,171)       (1,255)           211
                                                           -------------  -----------   -------------
  Total comprehensive income (loss)                           ($2,963)      $44,471        $46,017
                                                           =============  ===========   =============

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The following table represents the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net earnings available for Common Stockholders for the years ended June 30, 2004, 2003 and 2002 (in thousands):

                                                              Years ended June  30,
                                                         ---------------------------------
                                                          2004         2003         2002
                                                         -------      -------      -------
                                                       (Restated)
Net income                                               $ 4,208      $45,726      $45,806
  Less: preferred stock dividends                           --             11           14
                                                         -------      -------      -------
  Net income available to common stockholders            $ 4,208      $45,715      $45,792
                                                         =======      =======      =======

Weighted average number of common shares                  43,350       43,116       42,726
   outstanding - basic
Effect of dilutive common stock equivalents:
 Conversion of preferred stock                              --             13           16
 Exercise of stock options                                   172          486        1,284
                                                         -------      -------      -------

                                                          43,522       43,615       44,026
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

         The total purchase price of the acquisition was (in thousands):

           Cash                                                     $360,000
           Acquisition costs, primarily legal,
             investment banking and accounting fees                    9,264
                                                                    ---------
                                                                    $369,264
                                                                    =========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                          --------
                                                          $369,264
                                                          ========


         Property, plant and equipment and intangible assets were recorded at the estimated fair value of the assets. Amortizable intangible assets include the following components as determined by a third party valuation (in thousands):

                                                                 Estimated lives
                                                                 ---------------
              Product Patented Technology           $ 64,400         12 years
              Manufacturing Patent                    18,300         12 years
              NDA Approval                            31,100         12 years
              Trade name and other product rights     80,000         15 years
              Manufacturing Contract                   2,200          3 years
                                                    --------
                                                    $196,000
                                                    =========


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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The following pro forma results of operations of the Company for the years ended June 30, 2003 and 2002, respectively, assume the acquisition of the ABELCET Business occurred as of July 1, 2002 and 2001, respectively and assumes the purchase price has been allocated to the assets purchased based on fair values at the date of acquisition (in thousands, except per share amounts):

                                                     Years ended June  30,
                                                   -------------------------
                                                    2003             2002
                                                  --------         ---------
         Product sales                            $104,408         $118,672
         Total revenues                            182,808          173,294
         Net income                                 45,240           60,416
         Pro forma earnings per share:
         Basic                                       $1.05            $1.41
         Diluted                                     $1.04            $1.37

(7) INVENTORIES

         Inventories, net of reserves consist of the following (in thousands):

                                                     Years ended June  30,
                                                -----------------------------
                                                   2004               2003
                                                ---------          ----------
         Raw materials                           $ 3,143            $ 4,349
         Work in process                           3,716              3,392
         Finished goods                            4,356              4,045
                                                ---------          ----------
                                                 $11,215            $11,786
                                                =========          ==========


(8) INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                            Years ended June  30,    Estimated
                                            ---------------------     Useful
                                               2004        2003       Lives
                                             ---------   --------   -----------
         Product Patented Technology         $ 64,400    $ 64,400     12 years
         Manufacturing Patent                  18,300      18,300     12 years
         NDA Approval                          31,100      31,100     12 years
         Trade name and other product rights   80,000      80,000     15 years
         Manufacturing Contract                 2,200       2,200      3 years
         Patent                                 2,092       2,092    1-5 years
         Product Acquisition Costs             26,194      26,194  10-14 years
                                             ---------   --------
                                              224,286     224,286
         Less: Accumulated amortization        30,219      12,311
                                             ---------   --------
                                             $194,067    $211,975
                                             =========   ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

 (9) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                          Years ended June  30,     Estimated
                                          ---------------------      Useful
                                            2004         2003         lives
                                          ---------   ---------    ------------
         Land                              $ 1,500     $ 1,500
         Building                            4,800       4,800        7 years
         Leasehold improvements             16,324      13,881     3-15 years
         Equipment                          24,694      21,097      3-7 years
         Furniture and fixtures              2,721       2,564        7 years
         Vehicles                               38          55        3 years
                                          ---------   --------
                                            50,077      43,897
         Less: Accumulated depreciation     15,218      11,304
                                          ---------   --------
                                           $34,859     $32,593
                                          =========   ========

         During the years ended June 30, 2004 and 2003, the Company's fixed asset disposals were approximately $249,000 and $270,000, respectively. The assets disposed of were fully depreciated.

         Depreciation charged to operations relating to property and equipment totaled $4.2 million, $2.4 million and $817,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

(10) ACCRUED EXPENSES

         Accrued expenses consist of (in thousands):

                                                 Years ended June  30,
                                                 ----------------------
                                                   2004          2003
                                                 -------       --------
         Accrued wages and vacation              $ 5,247       $ 4,157
         Accrued Medicaid rebates                  2,011         1,904
         Unearned revenue                          1,641           958
         Other                                     5,102         3,243
                                                 -------       --------
                                                 $14,001       $10,262
                                                 =======       ========

(11) LONG-TERM DEBT

         In June 2001, the Company completed a private placement of $400.0 million in Convertible Subordinated Notes due July 1, 2008 (the "Notes"). The Company received net proceeds from this offering of $387.2 million, after deducting costs associated with the offering. The net amount of the debt issue costs totaled $7.3 million at June 30, 2004 and are included in other assets in the accompanying consolidated balance sheet. The Notes bear interest at an annual rate of 4.5%. Accrued interest on the Notes was approximately $9.0 million as of June 30, 2004. The holders may convert all or a portion of the Notes into Common Stock at any time on or before July 1, 2008. The Notes are convertible into Common Stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The Notes are subordinated to all existing and future senior indebtedness. After July 7, 2004, the Company may redeem any or all of the Notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a "fundamental change", as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem the Notes at a price equal to 100 percent of the principal amount. In August 2001, the Company filed a registration statement which was declared effective by the U.S. Securities and Exchange Commission covering the resale of the Notes and the Common Stock issuable upon conversion of the Notes. The fair value of the 4.5% Notes was approximately $369.0 million and $327.0 million at June 30, 2004 and 2003, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     SERIES A PREFERRED STOCK

         During the year ended June 30, 2003, the remaining outstanding 6,000 shares of the Company's Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock" or "Series A Preferred Shares") were converted to 13,636 shares of Common Stock. Accrued dividends of $156,000 on the Series A Preferred Shares that were converted, were settled by cash payments. Additionally, cash payments totaling $4.00 were made for fractional shares related to the conversions. During the fiscal year ended June 30,2003 the remaining 1,000 shares of Series A Preferred Stock were redeemed and settled by a cash payment of $25,000 and accrued dividends of $26,000. There were no conversions of Series A Preferred Stock during the year ended June 30, 2002.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

         As of June 30, 2004, the Company has reserved its common shares for special purposes as detailed below (in thousands):

         Non-Qualified and Incentive Stock Plans                8,248
         Shares issuable upon conversion of Notes               5,635
                                                               -------
                                                               13,883
                                                               =======

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The following is a summary of the activity in the Company's Stock Option Plans which include the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan (shares in thousands):

                                                                             Weighted
                                                                              Average
                                                                             Exercise           Range of
                                                             Shares            Price             Prices
                                                           ------------   ----------------  -------------------
Outstanding at June  30, 2001                                   3,284           $24.98       $ 1.88 to $73.22
    Granted at exercise prices which equaled                                    $44.39       $25.10 to $65.86
      the fair market value on the date of grant                1,399
 Exercised                                                     (1,008)           $4.13        $2.00 to $37.38
 Canceled                                                         (31)          $41.56       $22.31 to $70.69
                                                           ------------

Outstanding at June  30, 2002                                   3,644           $38.07        $1.88 to $73.22
    Granted at exercise prices which equaled
      the fair market value on the date of grant                1,133           $19.65       $11.35 to $24.76
 Exercised                                                       (305)           $4.49        $2.03 to $14.13
 Canceled                                                        (534)          $40.63       $11.70 to $71.00
                                                           ------------

Outstanding at June  30, 2003                                   3,938           $35.02        $1.88 to $73.22
    Granted at exercise prices which equaled
      the fair market value on the date of grant                2,151           $13.81       $10.66 to $17.72
 Exercised                                                        (98)           $5.40       $10.72 to $17.17
 Canceled                                                      (1,153)          $36.21       $11.37 to $71.00
                                                           ------------
Outstanding at June  30, 2004                                   4,838           $25.90        $1.87 to $71.38
                                                           ============

         Of the options the Company granted during the fiscal year ended June 30, 2002, 245,000 options contained accelerated vesting provisions based on the achievement of certain milestones.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As of June 30, 2004, the Stock Option Plans had options outstanding and exercisable by price range as follows (shares in thousands):

                                              Weighted
                                               Average             Weighted                             Weighted
       Range of                               Remaining             Average                             Average
       Exercise             Options          Contractual           Exercise             Options         Exercise
        Prices            Outstanding           Life                 Price            Exercisable        Price
-----------------------  ---------------   ----------------    ------------------    --------------  ---------------
$ 1.87 - $11.37               686               5.33                $ 7.14                406            $ 4.29
$11.41 - $14.13               325               8.68                $12.50                 57            $13.82
$14.15 - $14.15               785               9.61                $14.15                  -                 -
$14.16 - $15.13               599               9.72                $15.09                  4            $14.55
$15.15 - $18.40               505               5.22                $17.53                303            $17.59
$18.41 - $28.17               589               6.76                $23.14                245            $24.61
$29.75 - $45.98               544               6.86                $43.51                251            $42.51
$47.38 - $70.00               774               2.71                $61.83                721            $62.31
$71.00 - $71.38                31               6.32                $71.24                 21            $71.22
                         ---------------                                             ------------
                             4,838              6.71                                    2,008           $35.37
                         ===============                                             ============

(15) MERGER TERMINATION AGREEMENT

         On June 4, 2003, the Company entered into a merger termination agreement with NPS Pharmaceuticals, Inc. ("NPS") to terminate the companies' previous plan of merger dated February 19, 2003. In accordance with the mutual termination agreement between the two companies, the Company received 1.5 million shares of NPS common stock. The termination agreement imposes certain restrictions with respect to the transferability of the underlying shares including limiting the maximum number of shares that can be transferred each month after the registration statement relating to the shares was declared effective to 125,000 shares. Considering such restrictions, 1.1 million shares were valued at $26.7 million, which was the fair value of NPS stock on June 4, 2003 and in accordance with SFAS No. 115, "Accounting for certain Investments in Debt and Equity Securities", ("SFAS 115") and the balance of 375,000 shares were considered as restricted stock as defined under the scope exception provisions of SFAS 115. The restricted stock was valued at $7.8 million by applying a 12% discount on the related fair value based on a valuation performed by an independent third-party consulting firm. Total consideration received aggregated $34.6 million. The Company also recorded $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal and accounting fees). The net gain of approximately $26.9 million was recorded as other income in the Consolidated Statement of Operations for the year ended June 30, 2003.

         In August 2003, the Company entered into a zero cost protective collar arrangement (the "Collar") with a financial institution to reduce the exposure associated with the 1.5 million shares of NPS common stock received as part of the merger termination agreement. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85% to 108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar matures in four separate three-month intervals beginning in November 2004 and ending in August 2005, at which time the Company received the proceeds from the sale of the securities. The amount due at each maturity date was determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. The contract required the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event a dividend from NPS was received. The Collar is considered a derivative instrument and as such, the fair value is recorded in other income in the consolidated statement of operations. The change in fair value is recorded in other income in the consolidated statement of operations. At June 30, 2004

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Company had a receivable to the financial institution of $1.7 million. During the year ended June 30, 2004, the Company recorded unrealized gains of $1.7 million, as a component of other income (expense) representing the change in fair value of the Collar. During the year ended June 30, 2004 the Company recorded unrealized gains of $2.3 million related to the change in the fair value of the NPS common stock.

         The Company began selling and buying back the underlying NPS common stock in November 2003, which resulted in the termination of the hedging relationship. During the period from August 2003 through the date the hedging relationship was terminated, the NPS common stock had appreciated $5.7 million in value, of which $2.3 million was recorded in other income in the consolidated statement of operations and $2.1 million, net of tax, was recorded as a component of other comprehensive income in the Statement of Stockholders Equity during the year ended June 30, 2004. The $2.1 million gain recognized in other comprehensive income at the point the hedging relationship was terminated was subsequently recognized in earnings proportionate to the sale of the underlying NPS common stock.

         During the year ended June 30, 2004, the Company sold and repurchased
1.1 million shares, of NPS common stock to remove the transferability restrictions on such shares, resulting in a net realized gain of $2.4 million, included in other income (expense) in the consolidated statements of operations.

         As of June 30, 2004, the Company held 1.5 million shares of NPS common stock valued at $31.5 million and included in investments in equity securities on the accompanying consolidated balance sheets.

 (16) INCOME TAXES

         Under the asset and liability method of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The components of the income tax provision (benefit) are summarized as follows (in thousands):

                                                 Years Ended June 30,
                                        ---------------------------------------
                                            2004          2003         2002
                                        -------------  -----------  -----------
                                         (Restated)
Current:
 Federal                                   $    -       $     -       $     -
 State                                          -         6,589          (857)
                                        -------------  -----------  -----------
 Total current                                  -         6,589          (857)
                                        -------------  -----------  -----------
Deferred:
 Federal                                    2,404        (5,454)       (6,132)
 State                                        773          (912)       (2,134)
                                        -------------  -----------  -----------
 Total deferred                             3,177        (6,366)       (8,266)
                                        -------------  -----------  -----------
Income tax provision (benefit)             $3,177       $   223       $(9,123)
                                        =============  ===========  ===========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table represents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

                                                                                       Years Ended June 30,
                                                                           ---------------------------------------------
                                                                               2004            2003           2002
                                                                           -------------   -------------  --------------
                                                                            (Restated)
Income tax expense computed at federal statutory rate                         $ 2,585        $  16,082      $ 12,839
Non-deductible expenses                                                           420               -             -
Add (deduct) effect of:
State income taxes (including sale and purchase of state net operating            (49)           3,690        (1,931)
loss carryforwards), net of federal tax
Federal tax benefit through utilization of net operating loss                       -           (8,349)      (13,116)
carryforwards against current period income
Research and development tax credits                                           (1,400)               -             -
Increase (decrease) in beginning of year valuation allowance-federal            1,621          (11,200)       (6,915)
                                                                           -------------   -------------  --------------
                                                                              $ 3,177        $     223      $ (9,123)
                                                                           =============   =============  ==============

         During 2004, 2003 and 2002, the Company recognized a tax benefit of $254,000, $474,000 and $857,000, respectively, from the sale of certain state net operating loss carryforwards.

         At June 30, 2004 and 2003, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                  Years ended June  30,
                                                               ---------------------------
                                                                   2004           2003
                                                               -------------   -----------
                                                                (Restated)
Deferred tax assets:
 Inventories                                                     $   960         $   335
 Compensation                                                        457             992
 Returns and allowances                                            5,679           3,313
 Research and development credits carryforward                    13,248          10,408
 Federal AMT credits                                               1,643           1,447
 Deferred revenue                                                    378           1,319
 Capital loss carryforwards                                          722               -
 Write down of carrying value of investment                        8,956          11,126
 Federal and state net operating loss carryforwards               51,253          53,698
 Acquired in process research and development                      4,739               -
 Unrealized loss on securities                                     3,640               -
 Other                                                             1,221           1,164
                                                               -----------     -----------
  Total gross deferred tax assets                                 92,896          83,802
  Less valuation allowance                                       (16,473)        (12,884)
                                                               -----------     -----------
                                                                  76,423          70,918
                                                               -----------     -----------
Deferred tax liabilities:
 Goodwill                                                         (5,388)         (2,399)
 Unrealized gain on securities                                    (1,583)           (345)
 Book basis in excess of tax basis of acquired assets             (1,270)           (721)
                                                               -----------     -----------
                                                                  (8,241)         (3,465)
                                                               -----------     -----------
Net deferred tax assets                                          $68,182         $67,453
                                                               ============    ===========

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2004, the Company had federal net operating loss carryforwards of approximately $126.0 million and combined state net operating loss carryforwards of approximately $120.0 million that will expire in the years 2005 through 2021. The Company also has federal research and development tax credit carryforwards of approximately $10.6 million for tax reporting purposes, which expire in the years 2005 to 2021. In addition, the Company has $1.8 million of state research and development tax credit carryforwards, which will expire in the year 2010. The Company's ability to use the net operating loss and research and development tax credit carryforwards are subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of June 30, 2004, management believes that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. The Company has maintained a valuation allowance of $16.5 million and $12.9 million at June 30, 2004 and 2003, respectively. The net increase in the valuation allowance for 2004 was due to the determination that it is more likely than not that the Company may not realize the tax benefits attributable to certain capital loss carryforwards, deductible temporary differences, which would result in a capital loss carryforward when realized, and federal research and development credits at June 30, 2004. The Company will continue to reassess the need for such valuation allowance in accordance with SFAS No. 109 based on the future operating performance of the Company.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The Company purchased $40 million of newly issued Nektar convertible preferred stock in January 2002. The preferred stock is convertible into Nektar common stock at a conversion price of $22.79 per share. In the event Nektar's common stock price three years from the date of issuance of the preferred stock or earlier in certain circumstances is less than $22.79, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, and additional investments. As a result of a continued decline in the price of Nektar's common stock, which the Company determined was other-than-temporary, during December 31, 2002 the Company recorded a write-down of the carrying value of its investment in Nektar, which resulted in a non-cash charge of $27.2 million. The adjustment was calculated based on an assessment of the fair value of the investment. During the year ended June 30, 2004, the Company converted 50% of its Nektar preferred stock into common stock and sold approximately 50% of the Company's investment in Nektar which resulted in a net gain on investment of $11.0 million and cash proceeds of $17.4 million. (See
Note 23 for Write-Down of Investments.)

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2004 are (in thousands):

                                                  Operating
Year ending June  30,                              leases
---------------------                           -------------
2005                                               $ 1,466
2006                                                 1,445
2007                                                 1,444
2008                                                 1,239
2009                                                   867
Thereafter                                           9,288
                                                -------------
Total minimum lease payments                       $15,749
                                                =============

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

         Revenues consisted of the following (in thousands):

                                                  Years Ended June 30,
                                      ----------------------------------------
                                           2004           2003           2002
                                      ------------  -------------  -----------
Product sales, net
 ADAGEN                                  $ 17,113       $ 16,025      $13,441
 ONCASPAR                                  18,050         12,432        8,742
 DEPOCYT                                    5,029          2,458            -
 ABELCET                                   67,730         28,349            -
                                      ------------  -------------  -----------
  Total product sales                     107,922         59,264       22,183
 Manufacturing revenue                     12,911          8,742            -
 Royalties                                 47,707         77,589       53,329
 Contract revenues                          1,031            811          293
                                      ------------  -------------  -----------
  Total revenues                         $169,571       $146,406      $75,805
                                      ============  =============  ===========

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              Years Ended June 30,
                                      --------------------------------------
                                         2004          2003         2002
                                      ------------  ------------  ----------
Revenues:
 United States                           $125,268      $106,160     $49,503
 Foreign countries                         44,303        40,246      26,302
                                      ------------  ------------  ----------
  Total revenues                         $169,571      $146,406     $75,805
                                      ============  ============  ==========

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         As disclosed in Note 2, the Company has restated its consolidated financial statements for the year ended June 30, 2004 and each of the quarters ended September 30, 2003 through March 31, 2005. The following table presents summarized unaudited quarterly financial data (in thousands, except per share amounts):

                                                             Three Months Ended
                                        --------------------------------------------------------------
                                        September 30,    December  31,     March  1,     June  30,       Fiscal Year
          Previously Reported                2003             2003           2004           2004            2004
          -------------------           -----------------------------------------------------------------------------
Revenues                                    $40,644         $41,698          $44,379        $42,850       $169,571
Gross Profit (1)                             15,653          18,074           20,570         19,550         73,847
Tax Provision (Benefit)                       1,634           1,180           (5,505)         4,283          1,592
Net income (loss)                           $ 2,804         $ 2,319          $ 5,066        ($7,312)      $  2,877
                                        ==============  ================  ============  ============    =============
Net income (loss) per common share:
 Basic                                        $0.06           $0.05            $0.12         ($0.17)         $0.07
 Diluted                                      $0.06           $0.05            $0.12         ($0.17)         $0.07
Weighted average number of shares of
common stock outstanding-basic               43,290          43,307           43,368         43,394         43,350
Weighted average number of shares of
common stock and diluted potential
common shares                                43,629          43,586           43,817         43,394         43,522

                                                             Three Months Ended
                                        --------------------------------------------------------------
                                        September 30,     December 31,     March 31,      June 30,      Fiscal Year
               Restated                      2003             2003            2004         2004             2004
               --------                 --------------  ----------------  ------------  ------------    -------------
Revenues                                   $40,644           $41,698         $44,379        $42,850       $169,571
Gross Profit (1)                            15,653            18,073          20,570         19,551         73,847
Tax Provision (Benefit)                        482              (631)         (3,408)         6,735          3,177
Net income (loss)                          $ 1,136             ($303)        $ 8,103        ($4,728)      $  4,208
                                        ==============  ================  ============  ============    =============
Net income (loss) per common share:
 Basic                                        0.03            ($0.01)         $0.19          ($0.11)         $0.10
 Diluted                                      0.03            ($0.01)         $0.18          ($0.11)         $0.10
Weighted average number of shares of
common stock outstanding-basic              43,290            43,307          43,368         43,394         43,350
Weighted average number of shares of
common stock and diluted potential
common shares                               43,629            43,307          43,817         43,394         43,522

                                                             Three Months Ended
                                        --------------------------------------------------------------
                                        September 30,    December  31,    March  31,     June  30,      Fiscal Year
                                             2002             2002           2003          2003             2003
                                        --------------  ----------------  ------------  ------------    -------------
Revenues                                   $25,067           $31,497         $43,163        $46,679       $146,406
Gross Profit (1)                             4,144             4,187          15,556         15,598         39,485
Tax Provision (Benefit)                        261               245             156           (439)           223
Net income (loss)                          $12,784          ($15,244)        $ 7,634        $40,552       $ 45,726
                                        ==============  ================  ============  ============    =============
Net income (loss) per common share:
 Basic                                        $0.30           ($0.35)         $0.18          $0.94           $1.06
 Diluted                                      $0.29           ($0.35)         $0.17          $0.93           $1.05
Weighted average number of shares of
common stock outstanding-basic              42,980            43,011          43,192         43,264         43,116
Weighted average number of shares of
common stock and diluted potential
common shares                               43,681            43,011          43,634         43,609         43,615

--------------
(1) Gross profit is calculated as the aggregate of product sales, net and manufacturing revenue less cost of sales and manufacturing revenue.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                      Additions
                                                              --------------------------
                                                                            Charged to
                                                 Balance at    Charged to     other                       Balance at
                                                beginning of   costs and    accounts -     Deductions -    end of
                                                   period       expenses     describe       describe       period
                                               -------------    --------     --------     -------------   -----------
Year ended June  30, 2004
 Allowance for chargebacks,
            returns and cash discounts            $7,134            -      $  52,619(1)   $(50,968)(2)       $8,785
     Investment in equity securities              27,237            -          8,341(4)    (13,619)          21,959
     Deferred tax valuation allowance             12,884            -          3,589(3)          -           16,473
Year ended June  30, 2003
 Allowance for chargebacks,
            returns and cash discounts                 -            -         18,020(1)    (10,886)(2)        7,134
Investment in equity securities                        -       27,237              -             -           27,237
     Deferred tax valuation allowance             78,809            -              -       (65,925)(3)       12,884

------------
(1)  Amounts are recognized as a reduction from gross sales.
(2)  Chargebacks, returns and cash discounts processed.
(3)  Changes in valuation allowance.
(4)  Write down of carrying value of equity investments.

                                  EXHIBIT INDEX

Exhibit                                                                                 Page
Numbers                                  Description                                   Number
-------                                  -----------                                  ------
12.1       Computation of Ratio of Earnings to Fixed Charges                            E-1

23.0       Consent of registered public accounting firm                                 E-2

31.1       Certification of Principal Financial Officer and Principal Executive         E-3
           Officer pursuant to Section  302 of the Sarbanes - Oxley Act of 2002

31.2       Certification of Principal Financial Officer and Principal Executive         E-4
           Officer pursuant to Section  302 of the Sarbanes - Oxley Act of 2002

32.1       Certification of Principal Financial Officer and Principal Executive         E-5
           Officer Pursuant to Section  906 of the Sarbanes - Oxley Act of 2002

32.2       Certification of Principal Financial Officer and Principal Executive         E-6
           Officer Pursuant to Section  906 of the Sarbanes - Oxley Act of 2002