Form 10-Q/A
period 2004-09-30
ENZON PHARMACEUTICALS  INC
filed 2005-09-28
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

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

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A amends and restates our original quarterly report on Form 10-Q for the period ended September 30, 2004 as of the date of filing the original Form 10-Q on November 15, 2004 as amended by the filing on Form 10-Q/A on November 17, 2004 (collectively, the "Original Quarterly Report"). We are amending and restating our original quarterly report on Form 10-Q in its entirety with respect to our accounting for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) and certain changes identified in the accounting for certain third party agreements. The protective collar arrangement was entered into during August 2003 to reduce the exposure associated with changes in the fair value of the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received in connection with a June 2003 merger termination agreement.

         This amended quarterly report on Form 10-Q/A for the period ended September 30, 2004 reflects corrections and restatements of the following financial statements: (a) condensed consolidated balance sheet as of September 30, 2004; (b) condensed consolidated statement of operations for the period ended September 30, 2004; and (c) condensed consolidated statement of cash flows for the period ended September 30, 2004.

         We are also filing under separate documents amended quarterly reports on Form 10-Q/A for the quarter and fiscal year-to-date periods ended December 31, 2004 and March 31, 2005. For a more detailed description of corrections and restatements made to the financial statements, see Note 2, "Restatement and Reclassifications of Condensed Consolidated Financial Statements" to the accompanying notes to the condensed consolidated financial statements.

         In addition to the changes discussed above, we have also made other changes, including but not limited to the following to reflect the changes discussed herein: (a) other income for the fiscal period ended September 30, 2004 under "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" (b) unrealized loss on securities that arose during the fiscal period and our total comprehensive loss for the fiscal period ended September 30, 2004 in Note 3, "Comprehensive Income", to the accompanying notes to the condensed consolidated financial statements; (c) unrealized gain recognized in other income and recorded in accumulated other comprehensive income for the fiscal period ended September 30, 2004 with respect to the sale and repurchase of shares of NPS in Note 12, "Derivative Instruments", to the accompanying notes to the condensed consolidated financial statements (d) total gross deferred tax assets, and income tax provision for the fiscal period ended September 30, 2004 in Note 10, "Income Taxes", to the accompanying notes to the condensed consolidated financial statements; (e) net loss and net loss per common share for the fiscal period ended September 30, 2004 in Note 4, "Earnings Per Common Share", to the accompanying notes to the condensed consolidated financial statements; and (f) pro forma net loss and net loss per common share for the fiscal period ended September 30, 2004 in Note 5, "Stock Based Compensation", to the accompanying notes to the condensed consolidated financial statements.

         This amended and restated quarterly report on Form 10-Q/A is as of the end of our fiscal period September 30, 2004 as required by Form 10-Q or as of the date of filing the original Form 10-Q. It does not update any of the statements contained therein for subsequent events or forward looking statements. This quarterly report on Form 10-Q/A contains forward looking statements, which were made at the time the original quarterly report on Form 10-Q was filed on November 15, 2004 and must be considered in light of any subsequent events and subsequent statements including forward looking statements in any written statement subsequent to the filing of the original quarterly report on Form 10-Q, including statements made in filings on current reports on Form 8-K.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                      SEPTEMBER 30, 2004    JUNE 30, 2004
                                                                      ------------------    -------------
                                                                          (Restated)
                                                                           (Note 2)
ASSETS
Current assets:
  Cash and cash equivalents                                                $  76,055          $  91,532
  Short-term investments                                                      44,243             27,119
  Investment in equity securities                                             32,670             23,625
  Accounts receivable, net                                                    26,500             25,977
  Inventories                                                                 14,108             11,215
  Deferred tax and other current assets                                       15,279             11,994
                                                                           ---------          ---------
       Total current assets                                                  208,855            191,462
                                                                           ---------          ---------
Other assets:
  Property and equipment, net                                                 34,468             34,859
  Marketable securities                                                       61,273             67,582
  Investments in equity securities                                             6,406             14,281
  Amortizable intangible assets, net                                         189,588            194,067
  Goodwill                                                                   150,985            150,985
  Deferred tax and other assets                                               67,648             69,174
                                                                           ---------          ---------
                                                                             510,368            530,948
                                                                           ---------          ---------
Total assets                                                               $ 719,223          $ 722,410
                                                                           =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $   9,169          $   8,663
  Accrued expenses                                                            18,190             23,001
                                                                           ---------          ---------
     Total current liabilities                                                27,359             31,664
                                                                           ---------          ---------

Other liabilities                                                              1,407              1,655
Notes payable                                                                400,000            400,000
                                                                           ---------          ---------
                                                                             401,407            401,655
                                                                           ---------          ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares;
   no shares issued and outstanding at September 30, 2004 and at
   June 30, 2004                                                                  --                 --
  Common stock-$.01 par value, authorized 90,000,000 shares;
   issued and outstanding 43,793,464 shares at September
   30, 2004 and 43,750,934 shares at June 30, 2004                               438                438
  Additional paid-in capital                                                 322,565            322,486
  Accumulated other comprehensive loss                                        (5,329)            (7,330)
  Deferred compensation                                                       (3,346)            (3,571)
  Accumulated deficit                                                        (23,871)           (22,932)
                                                                           ---------          ---------
Total stockholders' equity                                                   290,457            289,091
                                                                           ---------          ---------
Total liabilities and stockholders' equity                                 $ 719,223          $ 722,410
                                                                           =========          =========

(*) Condensed from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ---------------------------
                                                                        2004             2003
                                                                     ----------       ----------
                                                                     (Restated)
                                                                      (Note 2)
Revenues:
    Product sales, net                                                $ 27,527         $ 24,961
    Manufacturing revenue                                                2,513            1,604
    Royalties                                                           10,115           13,811
    Contract revenue                                                       299              268
                                                                      --------         --------
              Total revenues                                            40,454           40,644
                                                                      --------         --------
Costs and expenses:
    Cost of sales and manufacturing revenue                             10,901           10,912
    Research and development                                             9,974            6,551
    Selling, general and administrative                                 12,199           11,209
    Amortization of acquired intangible assets                           3,358            3,358
                                                                      --------         --------
             Total costs and expenses                                   36,432           32,030
                                                                      --------         --------
Operating income                                                         4,022            8,614
                                                                      --------         --------
Other income (expense):
    Investment income, net                                                 770              474
    Interest expense                                                    (4,957)          (4,957)
    Other, net                                                          (1,411)          (2,513)
                                                                      --------         --------
                                                                        (5,598)          (6,996)
                                                                      --------         --------

(Loss) income before tax provision                                      (1,576)           1,618
Income tax (benefit) provision                                            (637)             482
                                                                      --------         --------
Net (loss) income                                                     $   (939)        $  1,136
                                                                      ========         ========

Basic (loss) earnings per common share                                $  (0.02)        $   0.03
                                                                      ========         ========
Diluted (loss) earnings per common share                              $  (0.02)        $   0.03
                                                                      ========         ========
Weighted average number of common shares outstanding - basic            43,470           43,290
                                                                      ========         ========
Weighted average number of common shares and dilutive
    potential common shares outstanding                                 43,470           43,629
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      -------------------------
                                                                                         2004           2003
                                                                                      ----------     ----------
                                                                                      (Restated)
                                                                                       (Note 2)
Cash flows from operating activities:
      Net (loss) income                                                                   ($939)     $  1,136
      Adjustments to reconcile net (loss) income to net cash
           (used  in ) provided by operating activities:
           Depreciation and amortization                                                  5,652         5,925
           Non-cash expense for issuance of common stock                                    166           344
           Gain on sale of equity investment                                               (163)           --
           Non-cash income relating to equity collar arrangement                          1,321         2,513
           Amortization of debt issue costs                                                 457            --
           Amortization of bond premium/discount                                            737          (126)
           Deferred income taxes                                                           (335)           88
      Changes in operating assets and liabilities                                       (10,728)       (5,991)
                                                                                       --------      --------

                    Net cash (used  in) provided by operating activities                 (3,832)        3,889
                                                                                       --------      --------
Cash flows from investing activities:
      Purchase of property and equipment                                                   (783)       (1,649)
      Proceeds from sale of marketable securities                                         7,830         3,000
      Purchase of marketable securities                                                 (22,830)       (8,950)
      Maturities of marketable securities                                                 4,000            --
                                                                                       --------      --------

                    Net cash used in investing activities                               (11,783)       (7,599)
                                                                                       --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                                138            --
                                                                                       --------      --------
                    Net cash provided by financing activities                               138            --
                                                                                       --------      --------

Net decrease in cash and cash equivalents                                               (15,477)       (3,710)

Cash and cash equivalents at beginning of period                                         91,532        66,752
                                                                                       --------      --------

Cash and cash equivalents at end of period                                             $ 76,055      $ 63,042
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


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. (the "Company") and its subsidiaries in accordance with United States generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. See Note 2 for discussion of restatement. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A (Amendment No. 2).

(2) RESTATEMENT AND RECLASSIFICATIONS OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In August and September 2005, the Company concluded that its previously issued financial statements and other financial information for the quarter and fiscal year-to-date periods ended September 30, 2004, December 31, 2004 and March 31, 2005 required restatement with respect to its accounting for a derivative hedging instrument and certain third party agreements. The Company has restated the comparable fiscal periods in a previously filed amendment to the respective Form 10-Q or 10-K due to computational changes in the valuation of and/or the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Securities," as amended. The comparable fiscal periods included in this quarterly report on Form 10-Q/A, reflect the restated amounts.

         The restatement is primarily due to the accounting for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133).

         As described in Note 12, "Derivative Instruments", the Company entered into a zero cost protective ("Collar") arrangement in August 2003 to reduce its exposure to changes in fair value associated with 1.5 million common shares of NPS Pharmaceutical, Inc. ("NPS"), which the Company received in connection with the termination of a proposed merger. Pursuant to the terms of the Merger Termination Agreement, the Company was restricted as to the number of shares it could sell on a quarterly basis. Under the collar arrangement, the Company was required to deliver unrestricted freely trading shares of NPS common stock upon the maturity date of the Collar, as well as maintain 1.5 million of shares of NPS on account with the financial institution as collateral during the term of the Collar agreement. Therefore, during the period of November 2003 to October 2004, the Company sold and simultaneously repurchased up to 1.5 million shares of NPS common stock quarterly in order to remove the restriction while maintaining the collateralized shares. In August 2005, the Company determined that the initial sale of NPS stock in November 2003 resulted in the termination of the existing hedging relationship and that the Company was unable to meet certain fair value hedging criteria pursuant to SFAS No. 133 at that time to re-designate the hedging relationship. Accordingly, the Company terminated its hedge accounting treatment in November 2003, which resulted in the change in unrealized gains and losses on the NPS common stock underlying the derivative hedging instrument previously included in other income (expense) being recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. The accounting change corrects a misallocation between other income (expense) and accumulated other comprehensive income (loss) for the quarters and fiscal year-to-date periods ended September 30, 2004, December 31, 2004, and March 31, 2005.

         The Company has also made certain reclassifications between non-current and current assets and liabilities of a portion of the balance associated with the Collar and NPS common stock to reflect the timing of the maturity of the Collar instrument and related sale of NPS common stock.

         Additionally, the Company has determined that certain third party agreements were not accounted for correctly during the fiscal quarters ended September 30, 2004, December 31, 2004 and March 31, 2005. The resulting changes are a reduction of research and development expense during the fiscal quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 and an increase to revenues during fiscal quarter ended March 31, 2005.

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

                 CHANGES TO CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2004


                                                             Previously
                                                              Reported       Adjustments          Restated
                                                             -----------     -----------          --------
Investment in equity securities                                     $-           $32,670           $32,670
Deferred tax and other current assets                          $15,207                72            15,279
Total current assets                                           176,113            32,742           208,855
Investments in equity securities                                39,076           (32,670)            6,406
Non-current deferred tax and other assets                       67,677               (29)           67,648
Total non-current assets                                       543,067           (32,699)          510,368
Total assets                                                   719,180                43           719,223
Accumulated other comprehensive loss                            (3,472)           (1,857)           (5,329)
Accumulated deficit                                            (25,771)            1,900           (23,871)
Total stockholders' equity                                     290,414                43           290,457
Total liabilities and stockholders' equity                     719,180                43           719,223


           CHANGES TO CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                            Three Months ended
                                                                            September 30, 2004
                                                           -----------------------------------------------
                                                             Previously
                                                              Reported        Adjustments         Restated
                                                             -----------      -----------         --------
Research and development                                       $10,046          $  (72)          $ 9,974
Total costs and expenses                                        36,504             (72)           36,432
Operating income                                                 3,950              72             4,022
Other, net                                                        (670)           (741)           (1,411)
Total other income (expense)                                    (4,857)           (741)           (5,598)
Income (loss) before tax provision (benefit)                      (907)           (669)           (1,576)
Income tax provision (benefit)                                    (363)           (274)             (637)
Net (loss) income                                                 (544)           (395)             (939)
Basic (loss) earnings per common share                           (0.01)          (0.01)            (0.02)
Diluted (loss) earnings per common share                         (0.01)          (0.01)            (0.02)


         The restatement did not result in any changes to cash and cash equivalents as of September 30, 2004 or any changes to the net cash flows from operations, investing or financing activities in the condensed consolidated statement of cash flows for the period ended September 30, 2004 although it did result in certain reclassifications among certain components of net cash flow from operations.

         As a result of the adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 3, "Comprehensive Income", Note 4, "Earnings Per Common Share", Note 5, "Stock-Based Compensation", Note 10, "Income Taxes" and Note 12, "Derivative Instruments".

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

        The following table reconciles net (loss) income to comprehensive income (in thousands):


                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                         --------------------------------------
                                                               2004                 2003
                                                         -----------------     ----------------
                                                            (Restated)
         Net (loss) income                                     ($939)                $1,136
             Other comprehensive income:
             Unrealized gain on securities
                 arising during the period,
                 net of tax                                    1,697                  1,628

             Reclassification adjustment
                 for gain included in net
                 income, net of tax                              304                      --
                                                         -----------------     ----------------

             Total other comprehensive income                 $2,001                 $1,628
                                                         -----------------     ----------------

         Comprehensive income                                 $1,062                 $2,764
                                                         =================     ================


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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The following table reconciles the basic and diluted earnings per share calculations (in thousands):


                                                                                 THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        -------------------------------------
                                                                              2004                  2003
                                                                        -----------------    ----------------
                                                                            (Restated)
       Net (loss) income                                                      ($939)                $1,136

       Weighted average number of common
          shares outstanding - basic                                         43,470                 43,290
       Effect of dilutive common stock equivalents:
             Exercise of stock options                                            -                    339
                                                                        -----------------    ----------------
                                                                             43,470                 43,629
                                                                        =================    ================


(5) STOCK-BASED COMPENSATION

         As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principals Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. Stock-based compensation reflected in net (loss) income is attributed to restricted stock. No stock option-based employee compensation cost is reflected in net (loss) income, as all options granted to employees had exercise prices equal to the market value of the underlying common stock at the date of grant.

         The following table illustrates the effect on net (loss) income and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):


                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                 --------------------------------------
                                                                       2004                   2003
                                                                 ------------------       -------------
                                                                      (Restated)
         Net (loss) income                                               ($939)                $1,136

         Add stock-based employee
             compensation expense included in
             reported net (loss) income, net of
             tax (1)                                                       100                    176
         Deduct total stock-based employee
             compensation expense determined
             under fair-value-based method for all
             awards, net of tax (1)                                     (3,180)                (2,221)
                                                                 ------------------       -------------

             Pro forma net loss                                        ($4,019)                 ($909)
                                                                 ==================       =============

         Earnings (loss) per common share - basic:
            As reported                                                 ($0.02)                  $0.03
            Pro forma                                                   ($0.09)                 ($0.02)
         Earnings (loss) per common share - diluted:
            As reported                                                 ($0.02)                  $0.03
            Pro forma                                                   ($0.09)                 ($0.02)


         (1) Information for 2004 and 2003 has been adjusted for taxes using estimated tax rates of 40% and 37%, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(6) INVENTORIES

             The composition of inventories is as follows (in thousands):

                                       SEPTEMBER 30, 2004       JUNE 30, 2004
                                       ------------------       -------------

             Raw materials                   $ 4,827                $ 3,143
             Work in process                   3,651                  3,716
             Finished goods                    5,630                  4,356
                                       ------------------       -------------
                                             $14,108                $11,215
                                       ==================       =============

         The Company has recently recalled three lots of ONCASPAR. The Company has established a sales return reserve of $415,000 in accrued expenses at September 30, 2004 with respect to the related recall. In addition, the Company wrote off $195,000 of ONCASPAR inventory for the three months ended September 30, 2004.

(7) INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):


                                                            SEPTEMBER 30,         ESTIMATED
                                                                2004             USEFUL LIVES
                                                            ------------         ------------
          Product Patented Technology                           $ 64,400             12 years
          Manufacturing Patent                                    18,300             12 years
          NDA Approval                                            31,100             12 years
          Trade name and other product rights                     80,000             15 years
          Manufacturing Contract                                   2,200              3 years
          Patent                                                   2,092            1-5 years
          Product Acquisition Costs                               26,194          10-14 years
                                                           -------------
                                                                 224,286
          Less:  Accumulated amortization                         34,698
                                                           -------------
                                                                $189,588
                                                           =============


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

8) GOODWILL

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


(10) INCOME TAXES

         The Company recognized a tax provision for the three months ended September 30, 2004 at an estimated annual effective tax rate of 40%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2005.

         At September 30, 2004, the Company recognized approximately $68.5 million as a net deferred tax asset because management concluded that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of September 30, 2004, the Company retained a valuation allowance of $18.0 million with respect to certain capital loss carryforwards, deductible temporary differences that would result in a capital loss carryforward when realized and federal research and development tax credits, as the ultimate utilization of such losses and credits is not more likely than not. The Company will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

         The tax provision for the three months ended September 30, 2003 was based on the Company's projected income tax expense and taxable income for the fiscal year ended June 30, 2004. In addition, the Company recorded $1.0 million tax benefit relating to the derivative instrument as described in note 12.

(11) BUSINESS SEGMENTS

         A single management team that reports to the Chief Executive Officer comprehensively manages the business operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates. In addition, the Company does not conduct any operations outside of the United States and Canada. The Company does not prepare discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, Disclosures about "Segments of an Enterprise and Related Information".

(12) DERIVATIVE INSTRUMENTS

         On February 19, 2003, the Company entered into an agreement and plan of merger with NPS Pharmaceuticals, Inc. ("NPS"). On June 4, 2003, the merger agreement was terminated. In accordance with the mutual termination agreement between the two companies, the Company received 1.5 million shares of NPS common stock. The termination agreement imposes certain restrictions with respect to the transferability of the underlying shares including limiting the maximum number of shares that can be transferred each month after the registration statement relating to the shares is declared effective to 125,000 shares per month. Considering such restrictions, 1.1 million shares were valued at $26.7 million, which was the fair value of NPS common stock on June 4, 2003 and in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and the balance of 375,000 shares were considered as restricted stock as defined under the scope exception provisions of SFAS No. 115. The restricted stock was valued at $7.8 million by applying a 12% discount on the related fair value based on a valuation performed by an independent third-party consulting firm. Total consideration received aggregated $34.6 million. The Company also recorded $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal and accounting fees). The net gain of approximately $26.9 million was recorded as other income in the condensed consolidated statement of operations for the year ended June 30, 2003.

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS common stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company will receive the proceeds from the sale of the securities. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date, as well as the value of the Collar. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS. At the time of inception, the Collar was designated a derivative hedging instrument in accordance with SFAS 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other income in the condensed consolidated statements of operations. At September 30, 2004, the Company had a receivable from the financial institution of $847,000. During the three months ended September 30, 2003, the Company recorded an unrealized loss of $6.3 million as a component of other income (expense) representing the change in fair value of the Collar instrument. During the three months ended September 30, 2004 and 2003, the Company recorded an unrealized loss of $882,000 and $6.3 million, respectively, as a component of other income (expense) representing the change in fair value of the Collar.

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

         During the three months ended September 30, 2004, the Company sold and repurchased 375,000 shares of NPS common stock to remove the transferability restrictions on such shares, resulting in net realized losses of $578,000, which is included in other income (expense) in the condensed consolidated statement of operations.

         As of September 30, 2004 and June 30, 2004, the Company held 1.5 million shares of NPS common stock are valued at $32.7 million and $31.5 million, respectively, and are included in investments in equity securities on the accompanying condensed consolidated balance sheets. During the period from August 2003 to September 30, 2003, the NPS common stock had appreciated $7.2 million in value, of which $3.8 million was recorded in other income in the Statement of Operations and $2.1 million was recorded as a component of other comprehensive income, net of tax, in the statement of consolidated stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information contained herein contains forward-looking statements which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. We cannot assure you that the future results covered by the forward-looking statements will be achieved. The matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended June 30, 2004, which is incorporated herein by reference, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

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

         During the three months ended September 30, 2004, net cash used in operating activities was $3.8 million, compared to net cash provided of $3.9 million for the three months ended September 30, 2003, primarily reflecting the payment of accrued interest of $9.0 million on our convertible subordinated notes and our net loss of $939,000, offset by depreciation and amortization of $5.7 million and other non-cash adjustments of $455,000.

         Cash used in investing activities totaled $11.8 million for the three months ended September 30, 2004 compared to $7.6 million for the three months ended September 30, 2003. Cash used in investing activities during the three months ended September 30, 2004, consisted of $783,000 of capital expenditures and net purchases of marketable securities of $11.0 million.

         As of September 30, 2004, we had $400.0 million of 4.5% convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $4.5 million as of September 30, 2004. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. On or after July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus a accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt, or issuing or repurchasing our securities.

         In August 2003, we entered into a zero cost protective collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received as part of a merger termination agreement with NPS. The Collar will mature in four separate four-month intervals from November 2004 through August 2005, at which time we will receive the proceeds from the sale of the securities which we estimate with consideration to the Collar to be $29.9 million to $38.0 million. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date, as well as the value of the Collar. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

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

         Other income (expense). Other income (expense) for the three months ended September 30, 2004 was an expense of $5.6 million, as compared to an expense of $7.0 million for the three months ended September 30, 2003. Other income (expense) includes: net investment income, interest expense, and other, net.

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

         Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the three months ended September 30, 2004, other, net was an expense of $1.4 million, as compared to an expense of $2.5 million for the three months ended September 30, 2003. During the three months ended September 30, 2004, we recognized (i) a realized loss of $578,000 related to the sale and repurchase of 375,000 shares of NPS common stock and (ii) an unrealized loss of $882,000 related to change in the fair value of the Collar. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 12 to the Notes to the accompanying condensed consolidated financial statements - Derivative Instruments.

         During the three months ended September 30, 2003, we recognized (i) an unrealized loss of $6.3 million related to change in the fair value of the Collar, and (ii) $3.8 million unrealized gain on the NPS common stock.

         Income Taxes. During the three months ended September 30, 2004 we recognized a tax benefit of approximately $637,000 compared to tax expense of $482,000, for the three months ended September 30, 2003. We recognized a tax benefit for the three months ended September 30, 2004 at an estimated annual effective tax rate of 40%, which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2005. The tax provision for the three months ended September 30, 2003 was based on the Company's projected income tax expense and taxable income for the fiscal year ended June 30, 2004.

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

         We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our fixed plan stock options. As such, compensation expense would be recorded on the date of grant of options to employees and members of the Board of Directors only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS No. 123, as amended.

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

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2004 (in thousands):


                                2005          2006          2007        2008         TOTAL       FAIR VALUE
                              -------       --------       -------     -------      --------     ----------
   Fixed Rate                 $44,445        $34,346       $17,308     $10,012      $106,111      $105,516
   Average Interest Rate         1.65%          2.13%         2.32%       3.16%         2.06%            -
   Variable Rate                    -             -              -           -             -             -
   Average Interest Rate            -             -              -           -             -             -
                              -------        -------       -------     -------      --------      --------
                              $44,445        $34,346       $17,308     $10,012      $106,111      $105,516
                              =======        =======       =======     =======      ========      ========


         Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $378.5 million at September 30, 2004. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

         As discussed in Liquidity and Capital Resources, in August 2003, we entered into a zero cost protective collar arrangement (the "Collar") with a financial institution to reduce the exposure to the changes in the fair value associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. The Collar is considered a derivative instrument and as such, we carry the Collar at fair value as an asset or liability on the consolidated balance sheet and changes in fair value are recorded as a charge or credit to operations in the period of change. The value of the Collar instrument is subject to market conditions that cause variability associated with its intrinsic value and time values. The fair value of the Collar at September 30, 2004 was a receivable of $847,000.

ITEM 4. CONTROLS AND PROCEDURES

         The following has been amended to reflect the restatement of the Company's condensed consolidated financial statements as discussed in (i) the Explanatory Note to this quarterly report on Form 10-Q/A and (ii) Note 2 to the condensed consolidated financial statements for the quarter ended September 30, 2004, which appear under Item 1 of this quarterly report on Form 10-Q/A.

         In connection with the preparation of our previously filed quarterly report on Form 10-Q for the quarterly period ended September 30, 2004, our acting principal executive officer and principal accounting officer supervised and participated with other management in the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based on that evaluation, our management including our acting principal executive officer and principal accounting officer concluded that, as of September 30, 2004, there were deficiencies in our internal control and procedures and such controls were ineffective. Further background on this conclusion and the changes in internal controls instituted are described in further detail below.

         On October 29, 2004, we filed a current report on Form 8-K with the SEC reporting that we would amend and restate our annual report on Form 10-K for the year ended June 30, 2004 to correct our accounting for a derivative hedging instrument and our assessment of the realizeability of our deferred tax assets related to the unrealized loss on our available-for-sale securities included in our other comprehensive loss. In connection with the restatement process, we also concluded that a material weakness in our internal control over financial reporting existed as of September 30, 2004 relating to the timely review and monitoring of certain account analyses, including the derivative hedging instrument and the assessment of the realizeability of our deferred tax assets.

         During the quarter ended September 30, 2004, we implemented more comprehensive review and monitoring procedures to address a material weakness in our internal control over financial reporting that existed as of September 30, 2004. The material weakness related to the timely review and monitoring of certain account analyses, including a derivative hedging instrument and the assessment of the realizeability of our deferred tax assets and led to the restatement of our annual report on Form 10-K for the year ended June 30, 2004 as reported on October 29, 2004 in a Current Report on Form 8-K filed with the SEC.

         Subsequent to the period covered by this report, in connection with the audit of our consolidated financial statements for the year ended June 30, 2005, we reevaluated our use of hedge accounting for the same derivative hedging instrument under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). In conjunction with our reevaluation, we determined that we would need to amend and restate certain previously issued financial statements, including those pertaining to the quarterly period ended September 30, 2004, with respect to our accounting for the derivative hedging instrument. Accordingly, on August 16, 2005 and September 1, 2005 we filed a current report on Form 8-K with the SEC detailing our determination.

         There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, since September 30, 2004, we have implemented more comprehensive review and monitoring procedures as a means of mitigating the risk of future inaccuracies in those particular areas related to the restatement of our annual report on Form 10-K/A (Amendment No. 1) for the year ended June 30, 2004 reported on October 29, 2004. In addition, we are also designing a remediation plan to address a material weakness in our internal controls and procedures pertaining to our application of SFAS No. 133, the accounting for derivative instruments and the related restatements of certain previously issued financial statements that were reported on August 16, 2005 and September 1, 2005. Our remediation plan will include improving training, education, and accounting reviews to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.


                                                                                          PAGE NUMBER
                                                                                               OR
        EXHIBIT                                                                          INCORPORATION
        NUMBER       DESCRIPTION                                                          BY REFERENCE
        ------       -----------                                                          ------------
        3.1          Certificate of Incorporation, as amended                                 ^^^
        3.2          Amendment to Certificate of Incorporation                                 \\
        3.3          By laws, as amended                                                       ^^
        4.1          Indenture dated as of June 26, 2001, between the Company and
                     Wilmington Trust Company, as trustee, including the form of
                     4 1/2% Convertible Subordinated Notes due 2008 attached as
                     Exhibit A thereto                                                        ++++
        4.2          Rights Agreement dated May 17, 2002 between the Company and
                     Continental Stock Transfer Trust Company, as rights agent                   ^
        4.3          First Amendment to Rights Agreement, dated as of February 19, 2003          *
        31.1         Certification of Principal Executive Officer pursuant to Section
                     302 of the Sarbanes-Oxley Act of 2002                                       o
        31.2         Certification of Principal Accounting Officer pursuant to Section
                     302 of the Sarbanes-Oxley Act.                                              o
        32.1         Certification of Principal Executive Officer pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002                                       o
        32.2         Certification of Principal Accounting Officer pursuant to Section
                     906 of the Sarbanes-Oxley Act                                               o

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

                                      ENZON PHARMACEUTICALS, INC.
                                             (Registrant)

Date: September 28, 2005              By: /s/ Jeffrey H. Buchalter
                                          --------------------------------
                                          Jeffrey H. Buchalter
                                          Chairman, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date: September 28, 2005              By: /s/ Craig A. Tooman
                                          --------------------------------
                                          Craig A. Tooman
                                          Executive Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)