Form 10-Q/A
period 2004-12-31
ENZON PHARMACEUTICALS  INC
filed 2005-09-28
CIK 727510

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

                           Enzon Pharmaceuticals, Inc.
              Exact name of registrant as specified in its charter

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

                                ----------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes   X      No
                                                     -----      -----

Shares of Common Stock outstanding as of February 2, 2005:  43,876,159.

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A amends and restates our original quarterly report on Form 10-Q for the period ended December 31, 2004 as of the date of filing the original Form 10-Q on February 9, 2005. We are amending and restating our original quarterly report on Form 10-Q in its entirety with respect to our accounting for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) and certain changes identified in the accounting for technology license agreements. The protective collar arrangement was entered into during August 2003 to reduce the exposure associated with changes in the fair value of the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received in connection with a June 2003 merger termination agreement.

         This amended quarterly report on Form 10-Q/A for the period ended December 31, 2004 reflects corrections and restatements of the following financial statements: (a) condensed consolidated balance sheet as of December 31, 2004; (b) condensed consolidated statements of operations for the period ended December 31, 2004; (c) and condensed consolidated statement of cash flows for the fiscal period ended December 31, 2004.

         We are also filing under separate documents amended quarterly reports on Form 10-Q/A for the quarter and fiscal year-to-date period ended September 30, 2004 and March 31, 2005. For a more detailed description of corrections and restatements made to the financial statements, see Note 2 "Restatement and Reclassification of Condensed Consolidated Financial Statements" to the accompanying notes and reclassifications to the condensed consolidated financial statements.

         In addition to the changes discussed above, we have also made other changes, including but not limited to the following to reflect the changes discussed herein: (a) other income for the fiscal period ended December 31, 2004 under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations"; (b) unrealized loss on securities that arose during the fiscal period and our total comprehensive income for the periods ended December 31, 2004 in Note 4, "Comprehensive Income", to the accompanying notes to the condensed consolidated financial statements; (c) unrealized gain previously recognized in other income and recorded in accumulated other comprehensive income for the fiscal period ended December 31, 2004 with respect to the sale and repurchase of shares of NPS in Note 13, "Derivative Instruments", to the accompanying notes to the condensed consolidated financial statements (d) total gross deferred tax assets and income tax provisions for the fiscal period ended December 31, 2004 in Note 11, "Income Taxes", to the accompanying notes to the condensed consolidated financial statements; (e) net loss and net loss per common share for the fiscal period ended December 31, 2004 in Note 5, "Earnings Common Per Share", to the accompanying notes to the condensed consolidated financial statements; and (f) pro forma net loss and net loss per common share for the fiscal periods ended December 31, 2004 in Note 6,"Stock-Based Compensation", to the accompanying notes to the condensed consolidated financial statements.

         This amended and restated quarterly report on Form 10-Q/A is as of the end of our fiscal period December 31, 2004 as required by Form 10-Q or as of the date of filing the original Form 10-Q. It does not update any of the statements contained therein for subsequent events or forward looking statements. This quarterly report on Form 10-Q/A contains forward looking statements, which were made at the time the original quarterly report on Form 10-Q was filed on February 9, 2005 and must be considered in light of any subsequent events and subsequent statements including forward looking statements in any written statement subsequent to the filing of the original quarterly report on Form 10-Q, including statements made in filings on current reports on Form 8-K.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             DECEMBER 31,      JUNE 30,
                                                                                2004            2004
                                                                             ---------       ---------
                                                                                                (*)
                                                                             (Restated)
                                                                              (Note 2)
ASSETS

Current assets:
  Cash and cash equivalents                                                  $  69,473       $  91,532
  Short-term investments                                                        76,228          27,119
  Investment in equity securities                                               20,565          23,625
  Accounts receivable, net                                                      18,322          25,977
  Inventories                                                                   14,440          11,215
  Deferred tax and other current assets                                         17,485          11,994
                                                                             ---------       ---------
       Total current assets                                                    216,513         191,462
                                                                             ---------       ---------

Other assets:
  Property and equipment, net                                                   34,152          34,859
  Marketable securities                                                         63,389          67,582
  Investments in equity securities                                               6,377          14,281
  Amortizable intangible assets, net                                           185,076         194,067
  Goodwill                                                                     150,985         150,985
  Deferred tax and other assets                                                 66,092          69,174
                                                                             ---------       ---------
                                                                               506,071         530,948
                                                                             ---------       ---------
Total assets                                                                 $ 722,584       $ 722,410
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $   8,614       $   8,663
  Accrued expenses                                                              23,641          23,001
                                                                             ---------       ---------
     Total current liabilities                                                  32,255          31,664
                                                                             ---------       ---------

Other liabilities                                                                1,153           1,655
Notes payable                                                                  400,000         400,000
                                                                             ---------       ---------
                                                                               401,153         401,655
                                                                             ---------       ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares; no shares
   issued and outstanding at December 31, 2004 and at June 30, 2004               --              --
  Common stock-$.01 par value, authorized 90,000,000 shares; issued and outstanding 43,876,159 shares at December 31,
   2004 and 43,750,934 shares at June 30, 2004                                     439             438
  Additional paid-in capital                                                   323,656         322,486
  Accumulated other comprehensive loss                                          (6,833)         (7,330)
  Deferred compensation                                                         (4,205)         (3,571)
  Accumulated deficit                                                          (23,881)        (22,932)
                                                                             ---------       ---------
Total stockholders' equity                                                     289,176         289,091
                                                                             ---------       ---------
Total liabilities and stockholders' equity                                   $ 722,584       $ 722,410
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  DECEMBER 31,                 DECEMBER 31,
                                                           -----------------------       -----------------------
                                                              2004          2003           2004          2003
                                                           --------       --------       --------       --------
                                                          (Restated)                    (Restated)
                                                           (Note 2)                      (Note 2)
Revenues:
    Product sales, net                                     $ 26,962       $ 27,711       $ 54,489       $ 52,672
    Manufacturing revenue                                     5,463          2,187          7,976          3,791
    Royalties                                                10,079         11,547         20,194         25,358
    Contract revenue                                            412            253            711            521
                                                           --------       --------       --------       --------
              Total revenues                                 42,916         41,698         83,370         82,342
                                                           --------       --------       --------       --------

Costs and expenses:
    Cost of sales and manufacturing revenue                  12,381         11,825         23,282         22,737
    Research and development                                  8,752          7,388         18,726         13,939
    Selling, general and administrative                      13,772         11,478         25,971         22,687
    Amortization of acquired intangible assets                3,394          3,358          6,752          6,716
                                                           --------       --------       --------       --------
             Total costs and expenses                        38,299         34,049         74,731         66,079
                                                           --------       --------       --------       --------

Operating income                                              4,617          7,649          8,639         16,263
                                                           --------       --------       --------       --------
Other income (expense):
    Investment income, net                                      973            706          1,743          1,180
    Interest expense                                         (4,957)        (4,957)        (9,914)        (9,914)
    Other, net                                                 (540)        (4,332)        (1,951)        (6,845)
                                                           --------       --------       --------       --------
                                                             (4,524)        (8,583)       (10,122)       (15,579)
                                                           --------       --------       --------       --------

(Loss) income before tax (benefit) provision                     93           (934)        (1,483)           684
Income tax (benefit) provision                                  103           (631)          (534)          (149)
                                                           --------       --------       --------       --------
Net (loss) income                                          ($    10)      ($   303)      ($   949)      $    833
                                                           ========       ========       ========       ========

Basic (loss) earnings per common share                     $  (0.00)      ($  0.01)      $  (0.02)      $   0.02
                                                           ========       ========       ========       ========
Diluted (loss) earnings per common share                   $  (0.00)      ($  0.01)      $  (0.02)      $   0.02
                                                           ========       ========       ========       ========
Weighted average number of common shares
     outstanding - basic                                     43,483         43,307         43,476         43,298
                                                           ========       ========       ========       ========
Weighted average number of common shares and dilutive
    potential common shares outstanding                      43,483         43,307         43,476         43,591
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             -----------------------
                                                                               2004           2003
                                                                             --------       --------
                                                                            (Restated)
                                                                             (Note 2)
Cash flows from operating activities:
      Net (loss) income                                                      ($   949)      $    833
      Adjustments to reconcile net (loss) income to net cash
           provided by operating activities:
           Depreciation and amortization                                       11,359         10,958
           Non-cash expense for issuance of common stock                          373          1,622
           Loss on sale of investment                                           1,863           --
           Non-cash income related to equity collar arrangement                   224          4,717
           Amortization of debt issue costs                                       914           --
           Amortization of bond premium/discount                                1,275           (107)
           Deferred income taxes                                                 (251)           170
      Changes in operating assets and liabilities                               3,119            679
                                                                             --------       --------

                    Net cash provided by operating activities                  17,927         18,872
                                                                             --------       --------

Cash flows from investing activities:
      Purchase of property and equipment                                       (1,661)        (2,726)
      Proceeds from sale of equity investment                                   7,510           --
      Proceeds from sale of marketable securities                              18,330         27,944
      Purchase of marketable securities                                       (64,330)       (21,950)
                                                                             --------       --------

                    Net cash (used in) provided by investing activities       (40,151)         3,268
                                                                             --------       --------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                      165            272
                                                                             --------       --------

                    Net cash provided by financing activities                     165            272
                                                                             --------       --------

Net (decrease) increase in cash and cash equivalents                          (22,059)        22,412

Cash and cash equivalents at beginning of period                               91,532         66,752
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $ 69,473       $ 89,164
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

(2) RESTATEMENT AND RECLASSIFICATIONS OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In August and September 2005, the Company concluded that its previously issued financial statements and other financial information for the quarter and fiscal year-to-date periods ended September 30, 2004, December 31, 2004 and March 31, 2005, required restatement with respect to its accounting for a derivative hedging instrument and certain third party agreements. The Company has restated the comparable fiscal periods in a previously filed amendment to the respective Form 10-Q or 10-K due to computational changes in the valuation of and for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Securities," as amended. The comparable fiscal periods included in this quarterly report on Form 10-Q/A, reflect the restated amounts.

         The restatement is primarily due to the accounting for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133).

         As described in Note 13, "Derivative Instruments", the Company entered into a zero cost protective collar ("Collar") arrangement in August 2003 to reduce its exposure to changes in fair value associated with 1.5 million common shares of NPS Pharmaceutical, Inc. ("NPS"), which the Company received in connection with the termination of a proposed merger. Pursuant to the terms of the Merger Termination Agreement, the Company was restricted as to the number of shares it could sell on a quarterly basis. Under the collar arrangement, the Company was required to deliver unrestricted freely trading shares of NPS common stock upon the maturity date of the Collar, as well as maintain 1.5 million of shares of NPS common stock on account with the financial institution as collateral during the term of the Collar agreement. Therefore, during the period of November 2003 to October 2004, the Company sold and simultaneously repurchased 375,000 shares of NPS common stock quarterly in order to remove the restriction while maintaining the collateralized shares. In August 2005, the Company determined that the initial sale of NPS common stock in November 2003 resulted in the termination of the existing hedging relationship and that the Company was unable to meet certain fair value hedging criteria pursuant to SFAS No. 133 at that time to re-designate the hedging relationship. Accordingly, the Company terminated its hedge accounting treatment in November 2003, which resulted in the change in unrealized gains and losses on the NPS common stock underlying the derivative hedging instrument previously included in other income (expense) being recorded in accumulated other comprehensive income expense on the condensed consolidated balance sheet. The accounting change corrects a misallocation between other income (expense) and accumulated other comprehensive income (loss) for the quarters and fiscal year-to-date periods ended September 30, 2004, December 31, 2004, and March 31, 2005.

         The Company has also made certain reclassifications between non-current and current assets and liabilities of a portion of the balance associated with the collar and NPS common stock to reflect the timing of the maturity of the collar instrument and related sale of NPS common stock.

         Additionally, the Company determined that certain third party related agreements were not accounted for correctly during the fiscal quarters ended September 30, 2004, December 31, 2004 and March 31, 2005. The resulting changes are a reduction of research and development expense during the fiscal quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 and an increase to revenues during fiscal quarter ended March 31, 2005.

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


                 CHANGES TO CONDENSED CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                                Previously
                                                 Reported      Adjustments      Restated
                                                 --------      -----------      --------
Investment in equity securities                 $    --         $  20,565       $  20,565
Deferred tax and other current assets              17,279             206          17,485
Total current assets                              195,742          20,771         216,513
Investments in equity securities                   26,942         (20,565)          6,377
Deferred tax and other assets                      66,166             (74)         66,092
Total non-current assets                          526,710         (20,639)        506,071
Total assets                                      722,452             132         722,584
Accumulated other comprehensive loss               (4,543)         (2,290)         (6,833)
Accumulated deficit                               (26,303)          2,422         (23,881)
Total stockholders' equity                        289,044             132         289,176
Total liabilities and stockholders' equity        722,452             132         722,584

           CHANGES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                           Six Months Ended
                                                       December 31, 2004                            December 31, 2004
                                              --------------------------------------      ---------------------------------------
                                              Previously                                  Previously
                                               Reported     Adjustments     Restated       Reported      Adjustments     Restated
                                              ----------    -----------     --------      ----------     -----------     --------
Research and development                      $  8,887       $   (135)      $  8,752       $ 18,933       $   (207)      $ 18,726
Total costs and expenses                        38,434           (135)        38,299         74,938           (207)        74,731
Operating income                                 4,482            135          4,617          8,432            207          8,639
Other, net                                      (1,273)           733           (540)        (1,943)            (8)        (1,951)
Total other income (expense)                    (5,257)           733         (4,524)       (10,114)            (8)       (10,122)
Income before tax provision (benefit)             (775)           868             93         (1,682)           199         (1,483)
Income tax (benefit) provision                    (243)           346            103           (606)            72           (534)
Net (loss) income                                 (532)           522            (10)        (1,076)           127           (949)
Basic (loss) earnings per common share           (0.01)          0.01          (0.00)         (0.02)            --          (0.02)
Diluted (loss) earnings per common share         (0.01)          0.01          (0.00)         (0.02)            --          (0.02)

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The restatement did not result in any changes to cash and cash equivalents as of December 31, 2004 or any changes to the net cash flows from operations, investing or financing activities in the condensed consolidated statement of cash flows for the period ended December 31, 2004 although it did impact certain components of net cash flow from operations.

         As a result of the adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 4,"Comprehensive Income", Note 5, "Earnings Per Common Share", Note 6, "Stock-Based Compensation", Note 11, "Income Taxes" and Note 13, "Derivative Instruments".

      (3) MARKETABLE SECURITIES

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

         The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in investment income. The cost of securities is based on the specific identification method.

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

         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at December 31, 2004 were as follows (in thousands):

                                                 Gross           Gross
                                 Amortized     Unrealized      Unrealized
                                   Cost       Holding Gains   Holding Losses   Fair Value*
                                 ---------    -------------   --------------   -----------
U.S. Government agency debt      $  68,981      $       3       ($    304)      $  68,680
U.S. corporate debt                 71,592              7            (662)         70,937
                                 ---------      ---------       ---------       ---------
                                 $ 140,573      $      10       ($    966)      $ 139,617
                                 =========      =========       =========       =========

* Included in short-term investments $76,228 and marketable securities $63,389.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The amortized cost, gross unrealized holding gains or losses, and fair value for the companies available-for-sale securities by major security type at June 30, 2004 were as follows (in thousands):

                                                Gross           Gross
                                 Amortized    Unrealized     Unrealized
                                   Cost      Holding Gains  Holding Losses    Fair Value*
                                 ---------   -------------  --------------    -----------
U.S. Government agency debt      $ 24,017      $      5        ($   351)      $ 23,671
U.S. corporate debt                71,832             6            (808)        71,030
Auction rate securities            14,000             -               -         14,000
                                 --------      --------        --------       --------
                                 $109,849      $     11        ($ 1,159)      $108,701
                                 ========      ========        ========       ========

* Included in short-term investments $27,119 and marketable securities $67,582.

(4) COMPREHENSIVE INCOME

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

         The following table reconciles net (loss) income to comprehensive
(loss) income (in thousands):

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         DECEMBER 31,               DECEMBER 31,
                                                   ------------------------    ----------------------
                                                     2004           2003         2004         2003
                                                   ----------    ----------    ----------   ----------
                                                   (Restated)                  (Restated)
Net (loss) income                                   ($   10)      ($  303)      ($  949)      $   833
Other comprehensive income (loss):
    Unrealized (loss) gain on securities
         that arose during the period, net of tax    (3,531)        2,874        (1,834)        4,502

    Reclassification adjustment
        for loss (gain) included in net income,
        net of tax                                    2,027          (355)        2,331          (355)
                                                    -------       -------       -------       -------

    Total other comprehensive income (loss)          (1,504)        2,519           497         4,147
                                                    -------       -------       -------       -------

Comprehensive income (loss)                         ($1,514)      $ 2,216       $   452       $ 4,980
                                                    =======       =======       =======       =======

(5)  EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing the net (loss) income by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and six months ended December 31, 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents if the inclusion of common stock is not anti-dilutive. As of December 31, 2004 and 2003, the Company had 10.1 million and 9.3 million, respectively, dilutive potential common shares outstanding that are excluded from the dilutive earnings per share calculations as they are antidilutive.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table reconciles the basic and diluted earnings per share calculations (in thousands):

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       DECEMBER 31,                   DECEMBER 31,
                                                ----------------------------   --------------------------
                                                    2004          2003           2004            2003
                                                ------------   ------------    ----------    ------------
                                                 (Restated)                    (Restated)
Net (loss) income                                 ($    10)      ($   303)      ($   949)      $    833
                                                  ========       ========       ========       ========

Weighted average number of common
   shares issued and outstanding - basic            43,483         43,307         43,476         43,298
Effect of dilutive common stock equivalents:
      Exercise of stock options                       --             --             --              293
                                                  --------       --------       --------       --------
                                                    43,483         43,307         43,476         43,591
                                                  ========       ========       ========       ========

(6) STOCK-BASED COMPENSATION

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          The following table illustrates the effect on net (loss) income and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        DECEMBER 31,                    DECEMBER 31,
                                                ---------------------------    ----------------------------
                                                   2004           2003            2004            2003
                                                ----------     ------------    ------------    ------------
                                                (Restated)                      (Restated)
Net (loss) income:
      As reported                               ($     10)      ($    303)      ($    949)      $     833

Add stock-based employee
     compensation expense included in
     reported net income, net of tax (1)              132             237             239             423

Deduct total stock-based employee
     compensation expense determined
     under fair-value-based method for all
     awards, net of tax (1)                        (3,484)         (2,999)         (6,879)         (5,284)
                                                ---------       ---------       ---------       ---------

Pro forma net loss                              ($  3,362)      ($  3,065)      ($  7,589)      ($  4,028)
                                                =========       =========       =========       =========

Earnings (loss) per common share - basic:
         As reported                            ($   0.00)      ($   0.01)      ($   0.02)      $    0.02
         Pro forma                              ($   0.08)      ($   0.07)      ($   0.17)      ($   0.09)
Earnings (loss) per common share - diluted:
         As reported                            ($   0.00)      ($   0.01)      ($   0.02)      $    0.02
         Pro forma                              ($   0.08)      ($   0.07)      ($   0.17)      ($   0.09)

(1) Information for 2004 and 2003 has been adjusted for income taxes using estimated tax rates of 36% and 35%, respectively.

(7)  INVENTORIES

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
                                                  ====================    =====================

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(8)   INTANGIBLE ASSETS

         Intangible assets consisted of the following (in thousands):

                                                               DECEMBER 31,         ESTIMATED
                                                                  2004            USEFUL LIVES
                                                             --------------    -----------------
          Product Patented Technology                             $ 64,400           12 years
          Manufacturing Patent                                      18,300           12 years
          NDA Approval                                              31,100           12 years
          Trade name and other product rights                       80,000           15 years
          Manufacturing Contract                                     2,200            3 years
          Patent                                                     1,906          1-5 years
          Product Acquisition Costs                                 26,194        10-14 years
                                                             --------------
                                                                   224,100
          Less:  Accumulated amortization                           39,024
                                                             --------------
                                                                  $185,076
                                                             ==============

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

(9) GOODWILL

         On November 22, 2002, the Company acquired the North American rights and operational assets associated with the development, manufacture, sales and marketing of ABELCET(R) (Amphotericin B Lipid Complex Injection) (the "North American ABELCET business") from Elan Corporation, plc ("Elan") for $360.0 million plus acquisition costs of approximately $9.3 million. The acquisition is being accounted for by the purchase method of accounting in accordance with SFAS No. 141 "Business Combinations". The amount assigned to goodwill in connection with the ABELCET product line acquisition was recorded at $151.0 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company does not amortize goodwill but rather reviews it at least annually for impairment. For income tax purposes, the entire amount of goodwill is deductible and is being amortized over a 15 year period.

(10)  CASH FLOW INFORMATION

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9.0 million for the six months ended December 31, 2004 and 2003. Income tax payments for the six months ended December 31, 2004 and 2003, respectively were $366,000 and $3.2 million.

(11) INCOME TAXES

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         At December 31, 2004, the Company recognized approximately $68.4 million in net deferred tax assets because management concluded that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of December 31, 2004, the Company carries a valuation allowance of $17.2 million with respect to certain capital loss carryforwards, deductible temporary differences that would result in a capital loss carryforward when realized and federal research and development tax credits, as the ultimate utilization of such losses and credits is not more likely than not. The Company will continue to reassess the need for such valuation allowance based on the future operating performance of the Company.

         The tax benefit for the three and six months ended December 31, 2003 was based on the Company's then projected income tax benefit and taxable loss for the fiscal year ended June 30, 2004. In addition, during the three and six months ended December 31, 2004 the Company recorded $1.8 million and $2.8 million tax benefit, respectively, relating to the derivative instrument as described in Note 13.

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

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company receives the proceeds from the sale of the securities. The amount due at each maturity date is determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS. At the time of inception, the Collar was designated a derivative hedging instrument in accordance with SFAS 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other income in the condensed consolidated statements of operations. At December 31, 2004, the Company had a receivable to the financial institution of $3.0 million. During the three and six months ended December 31, 2004, the Company recorded unrealized gains of $2.2 million and $1.3 million, respectively, as a component of other income (expense) representing the change in fair value of the Collar. During the three and six months ended December 31, 2003, the Company recorded unrealized losses of $4.0 million and $10.3 million, respectively, as a component of other income (expense) representing the change in fair value of the Collar instrument. During the three and six months ended December 31, 2004, a total of 375,000 shares of the Collar matured resulting in a realized loss of $3.2 million, and net cash proceeds to the Company totaling $7.5 million. At December 31, 2004, 1.1 million shares of the Collar remain active and will mature in three separate intervals February 2005, May 2005 and August 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company began selling and buying back the underlying NPS common stock in November 2003, which resulted in the termination of the hedging relationship. During the period from August 2003 through the date the hedging relationship was terminated, the NPS common stock had appreciated $5.7 million in value, of which $2.3 million was recorded in other income during the six months ended December 31, 2003 in the condensed consolidated statements of operations and $2.1 million, net of tax, was recorded as a component of accumulated other comprehensive income in the condensed consolidated statement of stockholders' equity. The $2.1 million gain, net of tax, recognized in accumulated other comprehensive income at the point the hedging relationship was terminated was recognized in operations proportionate to the sale of the underlying NPS common stock.

         During the six months ended December 31, 2004, the Company sold and repurchased 375,000 shares of NPS common stock to remove the transferability restrictions on such shares, resulting in a net realized loss of $578,000 which is included in other income (expense) in the condensed consolidated statements of operations. There were no shares sold and repurchased during the three months ended December 31, 2004.

         During the three and six months ended December 31, 2003, the Company sold and repurchased 375,000 shares of NPS common stock to remove the transferability restrictions on such shares, resulting in a net realized gain of $1.2 million, included in other income (expense) in the condensed consolidated statements of operations.

         As of December 31, 2004 and June 30, 2004, the Company held 1.1 million shares and 1.5 million shares of NPS common stock are valued at $20.6 million and $31.5 million, respectively, and are included in investments in equity securities on the accompanying condensed consolidated balance sheets.

(14) NEW ACCOUNTING PRONOUNCEMENTS

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

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect SFAS No. 151 to have a material impact.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial condition but does not expect it to have a material impact.

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

         During the six months ended December 31, 2004, net cash provided by operating activities was $18.0 million, compared to $18.9 million for the six months ended December 31, 2003. Net cash provided by operations was principally due to non-cash charges included in the net loss of $949,000 for the six months ended December 31, 2004. The non-cash charges were depreciation and amortization of $11.4 million, $244,000 on the Company's equity collar arrangement, non-cash activity of totaling $4.2 million and $3.1 million in operating assets and liabilities.

         Cash used in investing activities totaled $40.2 million for the six months ended December 31, 2004 compared to cash provided by investing activities of $3.3 million for the six months ended December 31, 2003. Cash used in investing activities during the six months ended December 31, 2004, consisted of $1.7 of capital expenditures and net purchases of marketable securities of $46.0 million, offset by $7.5 million in proceeds from the liquidation of a portion of our shares of NPS Common Stock.

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

         In August 2003, we entered into a zero cost protective collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received as part of a merger termination agreement with NPS. The first interval of four intervals matured during the three months ended December 31, 2004 and we liquidated that portion of the investment and received proceeds of $7.5 million. The remainder of the Collar will mature in three separate three-month intervals from February 2005 through August 2005, at which time we will receive the proceeds from the sale of the securities which we estimate with consideration to the Collar to be $22.4 million to $28.5 million. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event we receive a dividend from NPS.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

         Revenues. Total revenues for the three months ended December 31, 2004 were $42.9 million, as compared to $41.7 million for the three months ended December 31, 2003. The components of revenues are product sales, contract manufacturing revenue, royalties we earn on the sale of our products by others and contract revenue.

         Net product sales decreased by 3% to $27.0 million for the three months ended December 31, 2004, as compared to $27.7 million for the three months ended December 31, 2003. The decrease in sales was due to decreased sales of ABELCET. Sales of ABELCET in North America decreased by 21% to $14.3 million for the three months ended December 31, 2004, as compared to $18.0 million for the three months ended December 31, 2003 as a result of weaker demand for the product due to increased competition in the intravenous antifungal market. Sales of DEPOCYT increased by 23% to $1.6 million for the three months ended December 31, 2004 as compared to $1.3 million for the three months ended December 31, 2003. DEPOCYT'S growth over the prior year was primarily attributable to the Company's sales and marketing efforts to support the product. Sales of ONCASPAR increased by 25% to $5.5 million for the three months ended December 31, 2004 from $4.4 million in the corresponding period in the prior year. The increase in sales of ONCASPAR over the prior year was primarily driven by our focused marketing effort during the quarter ended September 30, 2004. Sales of ADAGEN increased by 40% for the three months ended December 31, 2004 to $5.6 million as compared to $4.0 million for the three months ended December 31, 2003 due to an increase in the number of patients receiving ADAGEN therapy and the timing of shipments.

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

         Due to the competitive pressure and contracting market conditions, we believe royalties from sales of PEG-INTRON in the United States and Europe may continue to decrease in the near term. This decrease may be offset by the ongoing launch of PEG-INTRON in combination with REBETOL(R) in Japan. Schering-Plough began selling PEG-INTRON in Japan during December 2004. Since its launch in the United States and Europe, the competing product has taken market share away from PEG-INTRON and the overall market for pegylated alpha interferon in the treatment of hepatitis C has not increased enough to offset the effect. This competition has had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON and the royalties we receive on those sales have declined in recent quarters. We cannot assure you that the competing product will not continue to gain market share at the expense of PEG-INTRON, which could result in lower PEG-INTRON sales and royalties to us.

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

         Research and Development. Research and development expenses increased by 20% to $8.8 million for the three months ended December 31, 2004 from $7.4 million for the same period last year. The increase was primarily due to spending of approximately $1.5 million related to our strategic partnership with Inex Pharmaceuticals Corporation on Inex's proprietary oncology product MARQIBO. In January 2005, the United States Food and Drug Administration (FDA) provided an action letter to the Company's partner, Inex, detailing that MARQIBO is "not approvable" under the FDA's accelerated approval regulations based on the Phase 2b clinical-trial data submitted.

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

         Other income (expense). Other income (expense) for the three months ended December 31, 2004 was an expense of $4.5 million, as compared to an expense of $8.6 million for the three months ended December 31, 2003. Other income (expense) includes: net investment income, interest expense, and other, net.

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

         Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the three months ended December 31, 2004, other, net was an expense of $540,000, as compared to an expense of $4.3 million for the three months ended December 31, 2003. During the three months ended December 31, 2004, we recognized (i) an unrealized gain of $2.2 million related to change in the fair value of the Collar (ii) a realized loss of $3.2 million related to the maturation of a portion of the Collar and the sale of the underlying shares. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 13 to the Notes to the accompanying condensed consolidated financial statements - Derivative Instruments.

         During the three months ended December 31, 2003, we recognized (i) a realized gain of $1.2 million related to the sale and repurchase of 375,000 shares of NPS common stock, (ii) an unrealized loss of $4.0 million related to change in the fair value of the Collar, and (iii) an unrealized loss of $1.5 million on the NPS common stock.

         Income Taxes. During the three months ended December 31, 2004 we recognized a tax expense of approximately $103,000 compared to tax benefit of $631,000, for the three months ended December 31, 2003. We recognized a tax expense for the three months ended December 31, 2004 which is based on the projected income tax expense and taxable income for the fiscal year ending June 30, 2005. The tax provision for the three months ended December 31, 2003 was based on the Company's projected income tax benefit and taxable loss for the fiscal year ended June 30, 2004.

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

         Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue, decreased to 37% for the six months ended December 31, 2004 compared to 40% for the six months ended December 31, 2003 due to lower manufacturing cost for ABELCET. Included with cost of sales is $2.2 million for the six months ended December 31, 2004 and 2003 related to amortization of intangible assets acquired in connection with the ABELCET acquisition during November 2002.

         Research and Development. Research and development expenses increased by 34% to $18.7 million for the six months ended December 31, 2004 from $13.9 million for the same period last year. The increase was primarily due to increased spending of approximately $2.7 million related to our strategic partnership with Inex on Inex's proprietary oncology product, MARQIBO, and increased personnel-related expenses of approximately $2.1 million. In January 2005, the FDA provided an action letter to the Company's partner, Inex, detailing that MARQIBO is "not approvable" under the FDA's accelerated approval regulations based on the Phase 2b clinical-trial data submitted.

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

         Other income (expense). Other income (expense) for the six months ended December 31, 2004 was an expense of $10.1 million, as compared to an expense of $15.6 million for the six months ended December 31, 2003. Other income (expense) includes: net investment income, interest expense, and other, net.

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

         Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the six months ended December 31, 2004, other, net was an expense of $2.0 million compared to an expense of $6.8 million for the six months ended December 31, 2003. During the six months ended December 31, 2004, we recognized (i) a realized gain of $578,000 related to the sale and repurchase of 375,000 shares of NPS common stock, (ii) an unrealized gain of $1.3 million related to change in the fair value of the Collar, and (iii) a realized loss of $3.2 million related to the maturation of a portion of the Collar and the sale of the underlying shares. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 14 to the Notes to the accompanying Consolidated Financial Statements - Derivative Instruments.

         For the six months ended December 31, 2003, other, net was an expense of $6.8 million. During the six months ended December 31, 2003, we recognized
(i) a realized gain of $1.2 million related to the sale and repurchase of 375,000 shares of NPS common stock, (ii) an unrealized loss of $10.3 million related to change in the fair value of the Collar, and (iii) an unrealized gain of $2.3 million on NPS common stock.

         Income Taxes. During the six months ended December 31, 2004 we recognized a tax benefit of approximately $534,000 compared to $149,000, for the six months ended December 31, 2003. We recognized a tax benefit for the six months ended December 31, 2004 which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005. The tax provision for the six months ended December 31, 2003 was recorded based on an estimated annual effective tax rate of 35% which represented our anticipated Alternative Minimum Tax Liability based on the anticipated taxable income for the full fiscal year. In addition, during six months ended December 31, 2004 the Company recorded $2.8 million tax benefit relating to the derivative instrument as described in Note 13.

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

         The following is a summary of reductions of gross sales accrued as of June 30, 2004 (the end of our last fiscal year) and December 31, 2004:

                                                         December 31, 2004          June 30, 2004
                                                       ----------------------    ---------------------
     Accounts Receivable Reductions
          Chargebacks                                           $9,479                   $7,802
          Cash Discounts                                           318                      414
          Other (including returns)                              1,241                    1,323
                                                       ----------------------    ---------------------
                Total                                          $11,038                   $9,539
                                                       ----------------------    ---------------------
     Accrued Liabilities
           Medicaid Rebates                                     $2,354                   $2,011
           Administrative Fees                                     605                      640
                                                       ----------------------    ---------------------
                Total                                           $2,959                   $2,651
                                                       ----------------------    ---------------------


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

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2004 (in thousands):

                             2005           2006          2007            2008          TOTAL        FAIR VALUE
                           --------       --------       --------       --------       --------      ---------
Fixed Rate                 $ 76,521       $ 38,425       $ 20,627       $  5,000       $140,573       $139,617
Average Interest Rate          0.89%          2.32%          2.69%          2.73%          1.61%          --
Variable Rate                  --             --             --             --             --             --
Average Interest Rate          --             --             --             --             --             --
                           --------       --------       --------       --------       --------       --------
                           $ 76,521       $ 38,425       $ 20,627       $  5,000       $140,573       $139,617
                           ========       ========       ========       ========       ========       ========

         Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $377.0 million at December 31, 2004. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

         As discussed in Liquidity and Capital Resources, in August 2003, we entered into a zero cost protective collar arrangement (the "Collar") with a financial institution to reduce the exposure to the changes in the fair value associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. The Collar is considered a derivative instrument and as such, we carry the Collar at fair value as an asset or liability on the consolidated balance sheet and changes in fair value are recorded as a charge or credit to operations in the period of change. The value of the Collar instrument is subject to market conditions that cause variability associated with its intrinsic and time values. The fair value of the Collar at December 31, 2004 was a receivable of $3.0 million.

ITEM 4. CONTROLS AND PROCEDURES

         The following has been amended to reflect the restatement of the Company's condensed consolidated financial statements as discussed in (i) the Explanatory Note to this Quarterly Report on Form 10-Q/A and (ii) Note 2 to the condensed consolidated financial statements for the quarter ended December 31, 2004, which appear under Item 1 of this quarterly report on Form 10-Q/A.

         In connection with the preparation of our previously filed quarterly report on Form 10-Q for the quarterly period ended December 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our internal control and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the U.S. Securities and Exchange Commission ("SEC").

         Subsequent to the period covered by this report, in connection with the audit of our consolidated financial statements for the year ended June 30, 2005, we reevaluated our use of hedge accounting for a derivative hedging instrument under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133). We identified certain computational changes in the valuation of the Collar and, therefore did not properly account for the Collar. In conjunction with our reevaluation, we determined that we would need to amend and restate certain previously issued financial statements, including those pertaining to the quarter and year-to-date period ended December 31, 2004, with respect to our accounting for the derivative hedging instrument. Accordingly, on August 16, 2005 and September 1, 2005 we filed a current report on Form 8-K with the SEC detailing our determination. Due to our need to amend and restate our financial statements for the quarter ended December 31, 2004, our management, including our Chief Executive Officer and Chief Financial Officer, now believe that our disclosure controls and procedures were not effective as of December 31, 2004.

         There have been no other changes in our internal control over financial reporting during the quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, since December 31, 2004, we are designing a remediation plan to address a material weakness in our internal control and procedures pertaining to our application of SFAS No. 133, the accounting for derivative instruments and the related restatements of certain previously issued financial statements as reported in our current reports on Form 8-K filed with the SEC on August 16, 2005 and September 1, 2005. Our remediation plan will include improving training, education, and accounting reviews to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

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

ITEM 6.  EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.




 EXHIBIT
 NUMBER       DESCRIPTION
 ------       -----------
 3.1          Certificate of Incorporation, as amended (previously filed as as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference thereto)
 3.2          Amendment to Certificate of Incorporation (previously filed as an exhibit to the Company's Current Report on Form 8-K
              filed on December 10, 2002 and incorporated herein by
              reference thereto)
 3.3          By laws, as amended (previously filed as an exhibit to the
              Company's Current Report on Form 8-K filed with the
              Commission on May 22, 2002 and incorporated herein by
              reference thereto)
 4.1          Indenture dated as of June 26, 2001, between the Company
              and Wilmington Trust Company, as trustee, including the
              form of 4 1/2% Convertible Subordinated Notes due 2008
              attached as exhibit A thereto (previously filed as an
              exhibit to the Company's Registration Statement on Form S-3
              (File No. 333-67509) filed with the Commission and
              incorporated herein by reference thereto)
 4.2          Rights Agreement dated May 17, 2002 between the Company and
              Continental Stock Transfer Trust Company, as rights agent
              (previously filed as an exhibit to the Company's Form 8-A
              (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto)
 4.3          First Amendment to Rights Agreement, dated as of February
              19, 2003 (previously filed as an exhibit to the Company's
              Form 8-A12 G/A (File No. 000-12957) filed with the
              Commission on February 20, 2003 and incorporated herein by reference thereto)
 10.1         Employment Agreement with Jeffrey H. Buchalter dated
              December 22, 2004
 10.2         Employment Agreement with Craig A. Tooman dated January 5,
              2005
 10.3         Form of Non-Qualified Stock Option Agreement for Executive
              Officers
 10.4         Form of Restricted Stock Award Agreement for Executive Officers
 10.5         Separation Agreement with Dr. Ulrich Grau dated November 24,
              2004
 31.1         Certification of Principal Executive Officer pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002 *
 31.2         Certification of Principal Accounting Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act.*
 32.1         Certification of Principal Executive Officer pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002 *
 32.2         Certification of Principal Accounting Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act.*

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

                                   ENZON PHARMACEUTICALS, INC.
                                   ---------------------------
                                          (Registrant)



Date:  September 28, 2005             By: /s/Jeffrey H. Buchalter
                                          ----------------------------------
                                          Jeffrey H. Buchalter
                                          Chairman, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date:  September 28, 2005             By: /s/Craig A. Tooman
                                          ----------------------------------
                                          Craig A. Tooman
                                          Executive Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                       [ENZON PHARMACEUTICALS, INC. LOGO]








                    685 Route 202/206, Bridgewater, NJ 08807
                      (908) 541-8600 o FAX: (908) 575-9457
                              http://www.enzon.com