Form 10-Q/A
period 2005-03-31
ENZON PHARMACEUTICALS  INC
filed 2005-09-28
CIK 727510

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


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| No |_|

Shares of Common Stock outstanding as of May 4, 2005:  43,858,705.

                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A amends and restates our original quarterly report on Form 10-Q for the period ended March 31, 2005 as of the date of filing the original Form 10-Q on May 10, 2005. We are amending and restating our original quarterly report on Form 10-Q in its entirety with respect to our accounting for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) and certain changes identified in the Accounting for technology license agreements. The protective collar arrangement was entered into during August 2003 to reduce the exposure associated with changes in the fair value of the 1.5 million shares of common stock of NPS Pharmaceuticals, Inc. ("NPS") we received in connection with a June 2003 merger termination agreement.

         This amended quarterly report on Form 10-Q/A for the period ended March 31, 2005 reflects corrections and restatements of the following financial statements: (a) condensed consolidated balance sheet as of March 31, 2005 (b) condensed consolidated statements of operations for the period ended March 31, 2005 and (c) condensed consolidated statements of cash flows for the fiscal period ended March 31, 2005.

         We are also filing under separate documents amended quarterly reports on Form 10-Q/A for the quarter and fiscal year-to-date periods ended September 30, 2004 and December 31, 2004. For a more detailed description of corrections and restatements made to the financial statements, see Note 2, "Restatement and Reclassifications of Condensed Consolidated Financial Statements", to the accompanying notes to the condensed consolidated financial statements.

         In addition to the changes discussed above, we have also made other changes, including but not limited to the following to reflect the changes discussed herein: (a) other income for the fiscal period ended March 31, 2005 under "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the changes discussed herein; (b) unrealized loss on securities that arose during the fiscal period and our total comprehensive loss for the fiscal period ended March 31, 2005 in Note 4, "Comprehensive Income", to the accompanying notes to the condensed consolidated financial statements; (c) unrealized gain previously recognized in other income and recorded in accumulated other comprehensive income for the fiscal period ended March 31, 2005 with respect to the sale and repurchase of shares of NPS in
Note 13, "Derivative Instruments", to the accompanying notes to the condensed consolidated financial statements (d) total gross deferred tax assets as of March 31, 2005 and income tax provision for the fiscal period ended March 31, 2005 in Note 11, "Income Taxes", to the accompanying notes to the condensed consolidated financial statements; (e) net loss and net loss per common share for the fiscal period ended March 31, 2005 in Note 5, 11, "Earnings Per Common Share", to the accompanying notes to the condensed consolidated financial statements; and (f) pro forma net loss and net loss per common share for the fiscal periods ended March 31, 2005 in Note 6, "Stock-Based Compensation", to the accompanying notes to the condensed consolidated financial statements.

         This amended and restated quarterly report on Form 10-Q/A is as of the end of our fiscal period March 31, 2005 as required by Form 10-Q or as of the date of filing the original Form 10-Q. It does not update any of the statements contained therein for subsequent events or forward looking statements. This quarterly report on Form 10-Q/A contains forward looking statements, which were made at the time the original quarterly report on Form 10-Q was filed on May 10, 2005 and must be considered in light of any subsequent events and subsequent statements including forward looking statements in any written statement subsequent to the filing of the original quarterly report on Form 10-Q, including statements made in filings on current reports on Form 8-K.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     MARCH 31, 2005    JUNE 30, 2004
                                                                                     --------------    -------------
                                                                                       (Restated)
                                                                                        (Note 2)
ASSETS

Current assets:
  Cash and cash equivalents                                                             $  41,158        $  77,532
  Short-term investments                                                                  102,986           27,119
  Investment in equity securities                                                           9,465           23,625
  Accounts receivable, net                                                                 21,304           25,977
  Inventories                                                                              16,651           11,215
  Deferred tax and other current assets                                                    17,760           11,994
                                                                                        ---------        ---------
       Total current assets                                                               209,324          177,462
                                                                                        ---------        ---------
Other assets:
  Property and equipment, net                                                              33,518           34,859
  Marketable securities                                                                    65,893           81,582
  Investments in equity securities                                                          6,383           14,281
  Amortizable intangible assets, net                                                      180,617          194,067
  Goodwill                                                                                150,985          150,985
  Deferred tax and other assets                                                            69,908           69,174
                                                                                        ---------        ---------
                                                                                          507,304          544,948
                                                                                        ---------        ---------
Total assets                                                                            $ 716,628        $ 722,410
                                                                                        =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $  10,821        $   8,663
  Accrued expenses                                                                         18,206           23,001
                                                                                        ---------        ---------
       Total current liabilities                                                           29,027           31,664
                                                                                        ---------        ---------

Other liabilities                                                                             899            1,655
Notes payable                                                                             400,000          400,000
                                                                                        ---------        ---------
                                                                                          400,899          401,655
                                                                                        ---------        ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock-$.01 par value, authorized 3,000,000 shares; no shares
    issued and outstanding at March 31, 2005 and at June 30, 2004                              --               --
  Common stock-$.01 par value, authorized 90,000,000 shares; issued and outstanding 43,858,705 shares at March 31, 2005
    and 43,750,934 shares at June 30, 2004                                                    439              438
  Additional paid-in capital                                                              323,354          322,486
  Accumulated other comprehensive loss                                                     (6,281)          (7,330)
  Deferred compensation                                                                    (3,804)          (3,571)
  Accumulated deficit                                                                     (27,006)         (22,932)
                                                                                        ---------        ---------
       Total stockholders' equity                                                         286,702          289,091
                                                                                        ---------        ---------
Total liabilities and stockholders' equity                                              $ 716,628        $ 722,410
                                                                                        =========        =========


* Condensed from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                             MARCH 31,                 MARCH 31,
                                                                   -------------------------   ------------------------
                                                                      2005           2004          2005         2004
                                                                   ----------     ----------    ----------   ----------
                                                                   (Restated)                   (Restated)
                                                                    (Note 2)                     (Note 2)
Revenues:
    Product sales, net                                                $21,224       $27,993       $75,712       $80,665
    Manufacturing revenue                                               4,359         5,035        12,335         8,826
    Royalties                                                          13,179        11,103        33,373        36,461
    Contract revenue                                                      451           248         1,163           769
                                                                    ---------     ---------     ---------     ---------
              Total revenues                                           39,213        44,379       122,583       126,721
                                                                    ---------     ---------     ---------     ---------

Costs and expenses:
    Cost of product sales and manufacturing revenue                     9,024        12,458        32,306        35,195
    Research and development                                           12,665        10,772        31,390        24,711
    Selling, general and administrative                                13,658        12,500        39,630        35,187
    Amortization of acquired intangible assets                          3,339         3,358        10,091        10,074
    Acquired in-process research and development                            -        12,000             -        12,000
                                                                    ---------     ---------     ---------     ---------
             Total costs and expenses                                  38,686        51,088       113,417       117,167
                                                                    ---------     ---------     ---------     ---------

Operating (loss) income                                                   527        (6,709)        9,166         9,554
                                                                    ---------     ---------     ---------     ---------
Other income (expense):
    Investment income, net                                              1,116        11,564         2,859        12,744
    Interest expense                                                   (4,957)       (4,957)      (14,871)      (14,871)
    Other, net                                                         (1,572)        4,797        (3,523)       (2,048)
                                                                    ---------     ---------     ---------     ---------
                                                                       (5,413)       11,404       (15,535)       (4,175)
                                                                    ---------     ---------     ---------     ---------

(Loss) income before tax benefit                                       (4,886)        4,695        (6,369)        5,379
Income tax benefit                                                     (1,761)       (3,408)       (2,295)       (3,557)
                                                                    ---------     ---------     ---------     ---------
Net (loss) income                                                     ($3,125)       $8,103       ($4,074)       $8,936
                                                                    =========     =========     =========     =========

Basic (loss) earnings per common share                                 ($0.07)        $0.19        ($0.09)        $0.21
                                                                    =========     =========     =========     =========
Diluted (loss) earnings per common share                               ($0.07)        $0.18        ($0.09)        $0.20
                                                                    =========     =========     =========     =========
Weighted average number of common shares outstanding -
    basic                                                              43,490        43,368        43,481        43,322
                                                                    =========     =========     =========     =========

Weighted average number of common shares and dilutive
    potential common shares outstanding                                43,490        43,817        43,481        43,657
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ---------------------------
                                                                             2005             2004
                                                                          -----------      ----------
                                                                           (Restated)
                                                                            (Note 2)
Cash flows from operating activities:
      Net (loss) income                                                     ($4,074)       $   8,936
      Adjustments to reconcile net (loss) income to net cash
           provided by operating activities:
              Depreciation and amortization                                  17,007           16,487
              Non-cash expense for restricted stock grants                      429            1,132
              Loss (gain) on sale of investments                              3,541          (10,977)
              Non-cash loss (gain) related to equity collar
                  arrangement                                                   804            2,275
              Amortization of debt issue costs                                1,371            1,371
              Amortization of bond premium/discount                           2,049              409
              Deferred income taxes                                          (2,689)          (5,722)
              Changes in operating assets and liabilities                    (5,619)          (5,453)
                                                                          ---------        ---------

                    Net cash provided by operating activities                12,819            8,458
                                                                          ---------        ---------

Cash flows from investing activities:
      Purchase of property and equipment                                     (2,210)          (4,640)
      Proceeds from sale of equity investment                                15,335           17,375
      Proceeds from sale of marketable securities                            74,000           49,744
      Purchase of marketable securities                                    (136,525)         (44,450)
                                                                          ---------        ---------
                    Net cash (used in) provided by investing activities     (49,400)          18,029
                                                                          ---------        ---------
Cash flows from financing activities:
      Proceeds from exercise of common stock options                            207              431
                                                                          ---------        ---------

                    Net cash provided by financing activities                   207              431
                                                                          ---------        ---------

Net (decrease) increase in cash and cash equivalents                        (36,374)          26,918

Cash and cash equivalents at beginning of period                             77,532           44,452
                                                                          ---------        ---------

Cash and cash equivalents at end of period                                  $41,158          $71,370
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

(2) RESTATEMENT AND RECLASSIFICATIONS OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         In August and September 2005, the Company concluded that its previously issued financial statements and other financial information for the quarter and fiscal year-to-date periods ended September 30, 2004, December 31, 2004 and March 31, 2005, required restatement with respect to its accounting for a derivative hedging instrument and certain third party agreements. The Company has restated the comparable fiscal periods in a previously filed amendment to the respective Form 10-Q or 10-K due to computational changes in the valuation of and for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Securities," as amended. The comparable fiscal periods included in the quarterly report on Form 10-Q/A, reflects the restated amounts.

         The restatement is primarily due to the accounting for the application of hedge accounting for a zero cost protective collar arrangement under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133).

         As described in Note 13 "Derivative Instruments", the Company entered into a zero cost protective collar ("Collar") arrangement in August 2003 to reduce its exposure to changes in fair value associated with 1.5 million common shares of NPS Pharmaceutical, Inc. ("NPS"), which the Company received in connection with the termination of a proposed merger. Pursuant to the terms of the Merger Termination Agreement, the Company was restricted as to the number of shares it could sell on a quarterly basis. Under the collar arrangement, the Company was required to deliver unrestricted freely trading shares of NPS common stock upon the maturity date of the Collar, as well as maintain 1.5 million of shares of NPS common stock on account with the financial institution as collateral during the term of the collar agreement. Therefore, during the period of November 2003 to October 2004, the Company sold and simultaneously repurchased 375,000 shares of NPS common stock quarterly in order to remove the restriction while maintaining the collateralized shares. In August 2005, the Company determined that the initial sale of NPS common stock in November 2003 resulted in the termination of the existing hedging relationship and that the Company was unable to meet certain fair value hedging criteria pursuant to SFAS No. 133 at that time to re-designate the hedging relationship. Accordingly, the Company terminated its hedge accounting treatment in November 2003, which resulted in the changes in unrealized gains and losses on the NPS common stock underlying the derivative hedging instrument previously included in other income (expense) being recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. The accounting change corrects a misallocation between other income (expense) and accumulated other comprehensive income (loss) for the quarters and fiscal year-to-date periods ended September 30, 2004, December 31, 2004 and March 31, 2005.

         The Company has also made certain reclassifications between non-current and current assets and liabilities of a portion of the balance associated with the Collar and NPS common stock to reflect the timeing of the maturity of the Collar instrument and related sale of NPS common stock.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Additionally, the Company determined that certain third party related agreements were not accounted for correctly during the fiscal quarters ended September 30, 2004, December 31, 2004 and March 31, 2005. The resulting changes are a reduction of research and development expense during the fiscal quarters ended September 30, 2004, December 31, 2004 and March 31, 2005 and an increase to royalties during the fiscal quarter ended March 31, 2005.

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

                 CHANGES TO CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005

                                                    Previously
                                                     Reported       Adjustments     Restated
                                                    ----------      -----------     --------
Investment in equity securities                       $      -         $  9,465     $  9,465
Accounts receivable, net                                20,831              473       21,304
Deferred tax and other current assets                   17,276              484       17,760
Total current assets                                   198,902           10,422      209,324
Investments in equity securities                        15,848          (9,465)        6,383
Non-current deferred tax and other assets               70,262            (354)       69,908
Total non-current assets                               517,123          (9,819)      507,304
Total assets                                           716,025              603      716,628
Accumulated other comprehensive loss                    (3,010)         (3,271)      (6,281)
Accumulated deficit                                    (30,880)           3,874     (27,006)
Total stockholders' equity                             286,099              603      286,702
Total liabilities and stockholders' equity             716,025              603      716,628


           CHANGES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months ended                       Nine Months ended
                                                   March 31, 2005                          March 31, 2005
                                         -----------------------------------   ------------------------------------
                                         Previously                            Previously
                                          Reported    Adjustments   Restated    Reported     Adjustments   Restated
                                         ----------   -----------   --------   -----------   -----------   --------
Royalties                                $  12,705    $     474    $  13,179    $  32,899    $     474    $  33,373
Total revenues                              38,739          474       39,213      122,109          474      122,583
Research and development                    12,942         (277)      12,665       31,874         (484)      31,390
Total costs and expenses                    38,963         (277)      38,686      113,901         (484)     113,417
Operating income (expense)                    (224)         751          527        8,208          958        9,166
Other, net                                  (3,230)       1,658       (1,572)      (5,173)       1,650       (3,523)
Total other income (expense)                (7,071)       1,658       (5,413)     (17,185)       1,650      (15,535)
Income before tax provision (benefit)       (7,295)       2,409       (4,886)      (8,977)       2,608       (6,369)
Income tax benefit                          (2,718)         957       (1,761)      (3,324)       1,029       (2,295)
Net (loss) income                           (4,577)       1,452       (3,125)      (5,653)       1,579       (4,074)
Basic (loss) earnings per common share       (0.11)        0.04        (0.07)       (0.13)        0.04        (0.09)
Diluted (loss) earnings per common           (0.11)        0.04        (0.07)       (0.13)        0.04        (0.09)
share

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The restatement did not result in any changes to cash and cash equivalents as of March 31, 2005 or any changes to the net cash flows from operations, investing or financing activities in the condensed consolidated statement of cash flows for the period ended March 31, 2005 although it did result in certain reclassifications among certain components of net cash flow from operations.

         As a result of the adjustments discussed above, modifications were required to previously filed footnotes as follows: Note 4 "Comprehensive Income", Note 5, "Earnings Per Common Share", Note 6, "Stock-Based Compensation", Note 11, "Income Taxes" and Note 13, "Derivative Instruments".

(3) MARKETABLE SECURITIES

         The Company classifies its investments in debt and marketable equity securities, including auction rate securities, as available-for-sale. The Company classified those investments available for current operations with maturities of one year or less as current assets. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, included in the determination of other comprehensive income and reported in stockholders' equity. The fair value of substantially all securities is determined by quoted market prices.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type as of March 31, 2005 were as follows (in thousands):


                                                                Gross             Gross
                                            Amortized        Unrealized         Unrealized
                                              Cost          Holding Gains     Holding Losses      Fair Value*
                                         ----------------  ----------------  ----------------   ----------------
U.S. Government Agency Debt                     $ 91,357               $ -            ($689)           $ 90,668
U.S. Corporate Debt                               70,942                12             (768)             70,186
Auction Rate Securities                            8,025                 -                 -              8,025
                                         ----------------  ----------------  ----------------   ----------------

                                                $170,324               $12          ($1,457)           $168,879
                                         ================  ================  ================   ================


         * $102,986 is included in short-term investments and $65,893 is included in marketable securities.

         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at June 30, 2004 were as follows (in thousands):


                                                               Gross              Gross
                                           Amortized        Unrealized          Unrealized
                                             Cost          Holding Gains      Holding Losses     Fair Value*
                                        ----------------  ----------------   ----------------  ----------------
     U.S. Government Agency Debt             $ 24,017             $ 5               ($351)        $ 23,671
     U.S. Corporate Debt                       71,832               6                (808)          71,030
     Auction Rate Securities                   14,000               -                   -           14,000
                                        ----------------  ----------------   ----------------  ----------------

                                             $109,849             $11             ($1,159)        $108,701
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

         The following table reconciles net (loss) income to comprehensive
(loss) income (in thousands):


                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    MARCH 31,                     MARCH 31,
                                                               2005          2004            2005          2004
                                                             ---------     ----------      ----------     ---------
                                                             (Restated)                    (Restated)
                                                              (Note 2)                      (Note 2)
Net (loss) income                                             ($3,125)      $  8,103        ($4,074)      $  8,936
Other comprehensive income:
    Unrealized (loss) gain on securities
         that arose during the period, net of tax              (2,998)        (1,687)        (4,831)         2,815

    Reclassification adjustment
        for loss (gain) included in net (loss)
        income, net of tax                                      3,550         (1,200)         5,880         (1,555)
                                                             --------       --------       --------       --------

    Total other comprehensive income (loss)                       552         (2,887)         1,049          1,260
                                                             --------       --------       --------       --------

Comprehensive (loss) income                                   ($2,573)      $  5,216        ($3,025)      $ 10,196
                                                             ========       ========       ========       ========

(5) EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing the net (loss) income by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three and nine months ended March 31, 2005 and 2004, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of potentially dilutive Common Stock equivalents if the inclusion of such Common Stock equivalents is not anti-dilutive. As of March 31, 2005 and 2004, the Company had 10.1 million and 10.8 million, respectively, of potentially dilutive Common Stock equivalents that are excluded from the dilutive earnings per share calculations, as the effect of the inclusion would be anti-dilutive.

         The following table reconciles the basic and diluted earnings (loss) per share calculations (in thousands):


                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    MARCH 31,                      MARCH 31,
                                                           ----------------------------    --------------------------
                                                              2005              2004         2005           2004
                                                           (Restated)                       (Restated)
   Net (loss) income                                        ($3,125)           $8,103        ($4,074)       $8,936
                                                           =========         ========        =======        ======

   Weighted average number of common
      shares outstanding - basic                             43,490            43,368         43,481        43,322
   Effect of dilutive common stock equivalents:
         Stock options                                           --               449             --           335
                                                           --------          --------        -------        ------
   Weighted average number of common shares and
      dilutive potential common shares outstanding           43,490            43,817         43,481        43,657
                                                           ========          ========        =======        ======

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

         The following table illustrates the effect on net (loss) income and net
(loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):


                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          MARCH 31,                   MARCH 31,
                                                                 ------------------------      ------------------------
                                                                    2005          2004            2005         2004
                                                                 ----------    ----------      ----------    ----------
                                                                 (Restated)                    (Restated)
 Net (loss) income:
      As reported                                                 ($3,125)     $   8,103         ($4,074)     $   8,936

 Add: Stock-based employee
     compensation expense included in
     reported net (loss) income, net of tax (1)                        35            277             270            718

Deduct: Total stock-based employee
     compensation expense determined
     under fair-value-based method for all
     awards, net of tax (1)                                        (2,303)        (3,040)         (9,073)        (8,588)
                                                                  -------      ---------        --------      ---------

Pro forma net (loss) income                                       ($5,393)     $   5,340        ($12,877)     $   1,066
                                                                  =======      =========        ========      =========

Earnings per common share - basic:
         As reported                                               ($0.07)     $    0.19          ($0.09)     $    0.21
         Pro forma                                                 ($0.12)     $    0.12          ($0.30)     $    0.02
Earnings per common share - diluted:
         As reported                                               ($0.07)     $    0.18          ($0.09)     $    0.20
         Pro forma                                                 ($0.12)     $    0.12          ($0.30)     $    0.02


     (1) Information for 2005 and 2004 has been adjusted for income taxes using estimated tax rates of 37% and 29%, respectively.

(7) INVENTORIES

            As of March 31, 2005 and June 30, 2004 inventories consisted of the following (in thousands):

                                         MARCH 31, 2005      JUNE 30, 2004
                                         --------------      -------------

             Raw materials                      $ 4,802            $ 3,143
             Work in process                      2,928              3,716
             Finished goods                       8,921              4,356
                                         --------------      -------------
                                                $16,651            $11,215
                                         ==============      =============

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(8) INTANGIBLE ASSETS

         As of March 31, 2005 and June 30, 2004 intangible assets consisted of the following (in thousands):


                                                      MARCH 31,       JUNE 30,       ESTIMATED
                                                        2005            2004        USEFUL LIVES
                                                      --------        -------      --------------
          Product Patented Technology                 $ 64,400      $  64,400          12 years
          Manufacturing Patent                          18,300         18,300          12 years
          NDA Approval                                  31,100         31,100          12 years
          Trade name and Other Product Rights           80,000         80,000          15 years
          Manufacturing Contract                         2,200          2,200           3 years
          Patent                                         1,906          2,092         1-5 years
          Product Acquisition Costs                     26,194         26,194       10-14 years
                                                 -------------    ----------
                                                       224,100       224,286
          Less:  Accumulated Amortization               43,483        30,219
                                                 -------------    ----------
                                                      $180,617      $194,067
                                                 =============    ==========

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

(11) INCOME TAXES

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         At March 31, 2005, the Company has approximately $71.0 million in net deferred tax assets because management concluded that it is more likely than not that the net deferred tax assets will be realized, including the net operating losses from operating activities and stock option exercises, based on future operations. As of March 31, 2005, the Company carries a valuation allowance of $17.9 million with respect to certain capital loss carryforwards, deductible temporary differences that would result in a capital loss carryforward when realized, and federal research and development tax credits, as the ultimate utilization of such losses and credits is not deemed likely. Events, such as a sustained decline in the Company's product revenues and/or increased expenses, could result in a revision to the Company's projected future taxable income, and accordingly, the need for a valuation allowance based upon the ultimate realizability of its net operating loss carryforwards, research and development tax credits, and other deferred tax assets. The Company's federal and state operating loss carryforwards will begin to expire in 2009 and 2006, respectively, and the federal and state research and development credits will begin to expire in 2006 and 2021, respectively. The Company will continue to assess the need for such valuation allowance based on analyses of operating results and projections of future operating performance of the Company.

         During the three months ended March 31, 2004, the Company recorded a net tax benefit of approximately $3.4 million related primarily to the reversal of a deferred tax asset valuation allowance for the write-down in a prior year of Enzon's investment in Nektar Therapeutics, which was sold during the quarter ended March 31, 2004. The sale resulted in a gain of approximately $11.0 million. The benefit was also due to the reduction of Enzon's estimated taxable income and effective tax rate to 29% as compared to 35% used in previous quarters and a payment during the three months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development. The tax provision recognized for the nine months ended March 31, 2004 is based on the estimated annual effective tax rate of 29%. In addition, the tax effect of the gain on the sale of Nektar Convertible Preferred Stock and the acquired in process research and development charge was recognized during the three months ended March 31, 2004, the period in which the items occurred. In addition, during the three and nine months ended March 31, 2004 the Company recorded $2.0 million tax expense and $832,000 tax benefit, respectively, relating to the derivative instrument as described in Note 13.

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

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement with a financial institution to reduce the exposure associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85%-108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar will mature in four separate three-month intervals from November 2004 through August 2005, at which time the Company receives proceeds from the sale of the securities. The amount due at each maturity date is determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. The contract requires the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS. At the time of inception, the Collar was designated a derivative hedging instrument in accordance with SFAS 133 and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other income in the condensed consolidated statements of operations. At March 31, 2005, the Company had a receivable from the financial institution of $5.4 million. During the three and nine months ended March 31, 2005, the Company recorded an unrealized gains of $2.4 million and $3.7 million, respectively, as a component of other income (expense) representing the change in fair value of the Collar. During the three and nine months ended March 31, 2004, the Company recorded an unrealized gain of $2.8 million and unrealized loss of $7.5 million, respectively, as a component of other income (expense) representing the change in fair value of the Collar instrument. During the three and nine months ended March 31, 2005, a total of 375,000 shares and 750,000 shares of the Collar matured resulting in a realized loss of $4.0 million and $7.1 million, respectively, and net cash proceeds to the Company totaling $7.5 million and $15.0 million. At March 31, 2005, 750,000 shares of the Collar remain active and will mature in to two equal intervals in May 2005 and August 2005.

         The Company began selling and buying back the underlying NPS common stock in November 2003, which resulted in the termination of the hedging relationship. During the period from August 2003 through the date the hedging relationship was terminated, the NPS common stock had appreciated $5.7 million in value, of which $2.3 million was recorded in other income in the condensed consolidated statements of operations and $2.1 million, net of tax, was recorded as a component of accumulated other comprehensive income in the statement of stockholders equity. The $2.1 million gain, net of tax, recognized in other comprehensive income at the point the hedging relationship was terminated was recognized in operations proportionate to the sale of the underlying NPS common stock.

         During the nine months ended March 31, 2005, the Company sold and repurchased 375,000 shares, respectively, of NPS common stock to remove the transferability restrictions on such shares, resulting in a net realized loss of $578,000 which is included in other income (expense) in the condensed consolidated statements of operations. There were no sales and repurchases during the three months ended March 31, 2005.

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

         As of March 31, 2005 and June 30, 2004, the Company held 750,000 shares and 1.5 million shares of NPS common stock are valued, at $9.5 million, and $31.5 million, respectively, and are included in investments in equity securities on the accompanying condensed consolidated balance sheet.

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

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated results of operations and financial condition and does not expect SFAS No. 151 to have a material impact.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R no later than July 1, 2005. Under SFAS No. 123R, Enzon must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS No. 153"). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us beginning on July 1, 2005. The Company is currently evaluating the effect that the adoption of No. 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

(16) SUBSEQUENT EVENTS

         Effective April 21, 2005, the Company's executive vice president, finance and chief financial officer (the "CFO") resigned, for personal reasons. In connection with the CFO's resignation, the Company entered into a Separation Agreement effective as of April 21, 2005.

         Pursuant to the Separation Agreement, the CFO will receive a cash payment equal to his annual base salary, the pro rata amount of his annual target bonus (which is 50% of his base salary) for fiscal year 2005, and his annual target bonus for fiscal year 2006. In addition, the period of time he has to exercise certain of his options is extended to 18 months; the vesting of some of his options and restricted stock was accelerated; and he will be reimbursed for his medical insurance premiums for up to 36 months. The Company will record a severance charge in the quarter ending June 30, 2005.

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

         During the nine months ended March 31, 2005, net cash provided by operating activities was $12.8 million, compared to $8.5 million for the nine months ended March 31, 2004. Net cash provided by operations was principally due to non-cash charges included in our net loss of $4.0 million for the nine months ended March 31, 2005. Non-cash charges totaled $25.2 million and were primarily attributable to depreciation and amortization of $17.0 million, losses on sales of investments of $3.5 million, $429,000 for restricted stock grants, amortization of bond premium/discount of $2.0 million, a loss on our equity collar arrangement related to our investment in NPS common stock of $0.8 million, and amortization of debt issue costs of $1.4 million. Non-cash charges were partially offset by $8.3 million in changes in deferred income taxes and operating assets and liabilities.

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

         In August 2003, we entered into a zero cost protective collar arrangement with a financial institution to reduce the exposure associated with
1.5 million shares of NPS common stock, which we received as part of a merger termination agreement with NPS. During the nine months ended March 31, 2005 we received proceeds of $15.0 million related to the maturation of two portions of the derivative. The remainder of the collar will mature on two separate maturity dates in May 2005 and August 2005, at which time we will receive the proceeds from the sale of the securities which we estimate after taking into account the effect of the collar will be in the range of $15.0 million to $19.0 million. The amount due at each maturity date will be determined based on the market value of NPS common stock on such maturity date. The contract requires us to maintain a minimum cash balance of $30.0 million and additional collateral of up to $10.0 million, as defined under certain circumstances with the financial institution. The derivative is subject to certain adjustments in the event we receive a dividend from NPS.

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

         Since June 30, 2004, there have been no other material changes with respect to our contractual obligations as disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our annual report on Form 10-K/A, (Amendment No. 2) for the year ended June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

         Revenues. Total revenues for the three months ended March 31, 2005 were $39.2 million, as compared to $44.4 million for the three months ended March 31, 2004. The components of revenues are product sales, manufacturing revenue, royalties we earn on the sale of our products by others and contract revenue.

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

         Royalties for the three months ended March 31, 2005, increased by $2.1 million to $13.2 million as compared to $11.1 million for the three months ended March 31, 2004. Royalties are principally comprised of royalties from sales of PEG-INTRON, which is marketed by Schering-Plough Corporation. The increase in royalties over the prior year was primarily due to the launch of PEG-INTRON combination therapy in Japan in December 2004. Currently, PEG-INTRON combination therapy is the only pegylated interferon-based combination therapy approved in Japan.

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

         Contract revenues for the three months ended March 31, 2005 were $451,000 as compared to $248,000 for the three months ended March 31, 2004. The increase was principally due to revenue related to an agreement with Pharmagene plc to apply our PEGylation technology to engineer a long-acting version of Pharmagene's drug candidate, PGN0052.

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

         For the three months ended March 31, 2005, research and development expenses increased by $1.9 million to $12.7 million as compared to $10.8 million for the three months ended March 31, 2004. The increase in research and development expenses was primarily due to increased costs related to MARQIBO of $3.3 million, which included the impact of a $5.0 million payment made to Inex Pharmaceuticals Corporation in March 2005 related to the termination of our partnership for the development and commercialization of MARQIBO. The increased research and development costs related to MARQIBO were partially offset by reduced expenditures of approximately $1.4 million, which were primarily due to the discontinuation of certain research and development programs, including our clinical development program for Pegamotecan, which was discontinued in February 2005.

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

         Other income (expense) for the three months ended March 31, 2005 was an expense of $5.4 million, as compared to income of $11.4 million for the three months ended March 31, 2004. Other income (expense) includes: net investment income, interest expense, and other, net.

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

         Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the three months ended March 31, 2005, other, net was an expense of $1.6 million, as compared to income of $4.8 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, we recognized (i)a realized loss of $4.0 million related to the maturation of a portion of the Collar and the sale of the underlying share (ii) an unrealized gain of $2.4 million related to change in the fair value of the Collar. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 13 to the Notes to the accompanying Consolidated Financial Statements - Derivative Instruments.

         Other income (expense) was $4.8 million for the three months ended March 31, 2003. During the three months ended March 31, 2004, we recognized (i) a realized gain of $2.0 million related to the sale and repurchase of 375,000 shares of NPS common stock, and (ii) an unrealized gain of $2.8 million related to change in the fair value of the Collar.

         Income taxes. During the three months ended March 31, 2005, we recognized a tax benefit of approximately $1.8 million, as compared to a tax benefit of $3.4 million for the three months ended March 31, 2004. We recognized a tax benefit for the three months ended March 31, 2005 at an estimated annual effective tax rate of 37%, which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005.

         During the three months ended March 31, 2004, the Company recorded a net tax benefit of approximately $3.4 million related primarily to the reversal of a deferred tax asset valuation allowance for the write-down in a prior year of Enzon's equity investment in Nektar Therapeutics, which was sold during the quarter ended March 31, 2004. The sale resulted in a gain of approximately $11.0 million. The benefit was also due to the reduction of Enzon's estimated taxable income and effective tax rate to 29% as compared to 35% used in previous quarters and a payment during the three months ended March 31, 2004 of $12.0 million to Inex Pharmaceuticals related to acquired in-process research and development.

NINE MONTHS ENDED MARCH 31, 2005 AND 2004

         Revenues. Total revenues for the nine months ended March 31, 2005 were $122.6 million, as compared to $126.7 million for the nine months ended March 31, 2004. The components of revenues are product sales, manufacturing revenue, royalties we earn on the sale of our products by others and contract revenues.

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

         Royalties for the nine months ended March 31, 2005, decreased to $33.4 million as compared to $36.5 million for the nine months ended March 31, 2004. The decrease was primarily due to decreased sales of PEG-INTRON by Schering-Plough, our marketing partner, due to competitive pressure from another pegylated alpha interferon product and contracting market conditions. The competitive and contracting market conditions were partially offset by the launch of PEG-INTRON combination therapy in Japan in December 2004.

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

         Research and development. Research and development expenses increased by $6.7 million to $31.4 million for the nine months ended March 31, 2005, as compared to $24.7 million for the nine months ended March 31, 2004. The increase in research and development expenses was primarily due to $6.2 million in costs related to MARQIBO, which included the impact of a $5.0 million payment made to Inex in March 2005 related to the termination of our partnership, and an increase of $2.0 million in employee compensation expenses. These increases were partially offset by a $1.0 million decrease in costs due to the discontinuation of research and development programs, including our clinical development program for Pegamotecan, which was discontinued in February 2005.

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

         Other income (expense). Other income (expense) for the nine months ended March 31, 2005 was an expense of $15.5 million, as compared to an expense of $4.2 million for the nine months ended March 31, 2004. Other income (expense) includes: net investment income, interest expense, and other, net.

         Net investment income for the nine months ended March 31, 2005 decreased to $2.9 million from $12.7 million for the nine months ended March 31, 2004. The decrease was principally due to the prior year's sale of 880,075 shares of Nektar Therapeutics common stock, which resulted in a net gain of approximately $11.0 million recorded in the nine months ended March 31, 2004. This decrease was offset in part by a $1.2 million increase in interest income for the nine months ended March 31, 2005, as compared to the nine months ended March 31, 2004.

         Interest expense was $14.9 million for each of the nine months ended March 31, 2005 and 2004. Interest expense is related to $400.0 million in 4.5% convertible subordinated notes, which were outstanding for both periods.

         Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the nine months ended March 31, 2005, other, net was an expense of $3.5 million, as compared to other income of $2.0 million for the nine months ended March 31, 2004. During the nine months ended March 31, 2005, we recognized (i) a realized loss of $578,000 related to the sale and repurchase of 375,000 shares of NPS common stock and (ii) an unrealized gain of $3.7 million related to change in the fair value of the Collar and (iii) a realized loss of $7.1 million related to the maturation of a portion of the Collar and the sale of the underlying shares. There was $0.5 million of other miscellaneous non-operating income for the nine months ended March 31, 2005. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 13 to the Notes to the accompanying condensed consolidated financial statements - Derivative Instruments.

         During the nine months ended March 31, 2004, we recognized (i) a realized gain of $3.2 million related to the sale and repurchase of 375,000 shares of NPS common stock, (ii) an unrealized loss of $7.5 million related to change in the fair value of the Collar, and (iii) a realized gain of $2.3 million related to the maturation of a portion of the Collar and the sale of the underlying shares.

         Income taxes. During the nine months ended March 31, 2005 we recognized a tax benefit of $2.3 million compared to a tax benefit of $3.6 million, for the nine months ended March 31, 2004. We recognized a tax benefit for the nine months ended March 31, 2005 at an estimated annual effective tax rate of 37%, which is based on the projected income tax benefit and taxable loss for the fiscal year ending June 30, 2005.

         During the nine months ended March 31, 2004, the Company recorded a net tax benefit of approximately $3.6 million related primarily to the reversal of a deferred tax asset valuation allowance for the write-down in a prior year of Enzon's equity investment in Nektar Therapeutics, which was sold during the nine months ended March 31, 2004. The sale resulted in a gain of approximately $11.0 million. In addition, during the nine months ended March 31, 2004 the Company recorded $832,000 tax benefit relating to the derivative instrument as described in note 13. The benefit was also due to the reduction of Enzon's estimated taxable income and effective tax rate to 29% as compared to 35% used in previous quarters and a payment during the three months ended March 31, 2004 of $12.0 million to INEX Pharmaceuticals related to acquired in-process research and development.

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

         The following is a summary of reductions of gross sales accrued as of March 31, 2005 and June 30, 2004 (the end of our last fiscal year):


                                                          March 31, 2005          June 30, 2004
                                                         ---------------         --------------
     Accounts Receivable Reductions
          Chargebacks                                         $6,812                 $7,802
          Cash Discounts                                         183                    414
          Other (including returns)                            1,407                  1,323
                                                         ---------------         --------------
                Total                                         $8,402                 $9,539
                                                         ---------------         --------------
     Accrued Liabilities
           Medicaid Rebates                                   $2,299                 $2,011
           Administrative Fees                                   425                    640
                                                         ---------------         --------------
                Total                                         $2,724                 $2,651
                                                         ---------------         --------------


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

         o We have been experiencing pricing pressure with respect to ABELCET. In particular, Fujisawa Healthcare Inc. and Gilead Sciences, Inc., which jointly market a competing liposomal amphotericin B product have aggressively lowered the price of their product in certain regions and for certain customers in the U.S. This has resulted in the shrinkage or loss of certain of our customer accounts. Further, ABELCET sales may also continue to be negatively impacted by newer agents from Pfizer, Merck and Fujisawa. We are developing strategies to address these competitive threats, but there can be no assurance as to when or whether we will be successful in stopping or reversing this trend.

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

         o Manufacturing and stability problems required us to implement a voluntary recall for one ONCASPAR batch in March 2005. To date, we have been unable to identify the cause of the manufacturing and stability problems related to the batches of ONCASPAR that we voluntarily recalled in March 2005, September 2004, and July 2004 and preliminary indicators do not rule out that an additional batch of ONCASPAR may also be affected by manufacturing and stability problems, which we may also voluntarily recall in the near term. We cannot assure you that future product recalls will not materially adversely affect our business, our financial conditions, results of operations or our reputation and relationships with our customers.

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

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2005 (in thousands):


                                2006         2007          2008         2009        TOTAL        FAIR VALUE
                              --------     -------       -------      -------      --------      ----------
   Fixed Rate                 $103,454     $37,259       $18,586      $11,025      $170,324       $168,879
   Average Inte  Rate               92%       2.14%         2.54%        2.82%         1.49%             -
   Variable Rate                     -           -             -            -             -              -
   Average Interest Rate             -           -             -            -             -              -
                              --------     -------       -------      -------      --------       --------
                              $103,454     $37,259       $18,586      $11,025      $170,324       $168,879
                              ========     =======       =======      =======      ========       ========

         Our 4.5% convertible subordinated notes in the principal amount of $400.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $360.0 million at March 31, 2005. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

         As discussed in Liquidity and Capital Resources, in August 2003, we entered into a zero cost protective collar arrangement (the "Collar") with a financial institution to reduce the exposure to the changes in the fair value associated with the 1.5 million shares of common stock of NPS we received as part of the merger termination agreement with NPS. The Collar is considered a derivative instrument and as such, we carry the Collar at fair value as an asset or liability on the consolidated balance sheet and changes in fair value are recorded as a charge or credit to operations in the period of change. The value of the Collar instrument is subject to market conditions that cause variability associated with its intrinsic value and time valves. The fair value of the Collar at March 31, 2005 was an asset of $5.4 million.

ITEM 4. CONTROLS AND PROCEDURES

         The following has been amended to reflect the restatement of the Company's financial statements as discussed in (i) the Explanatory Note to this Quarterly Report on Form 10-Q/A and (ii) Note 2 to the Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2005, which appear under Item 1 of this Quarterly Report on Form 10-Q/A.

         In connection with the preparation of our previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, our management, including our Chief Executive Officer and Controller (Acting Principal Accounting Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act")). Based on that evaluation, our Chief Executive Officer and Controller (Acting Principal Accounting Officer) concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic filings with the U.S. Securities and Exchange Commission ("SEC").

         Subsequent to the period covered by this report, we reevaluated our use of hedge accounting for a derivative hedging instrument under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133). We identified certain computational changes in the valuation of the Collar and, therefore did not properly account for the Collar. In conjunction with our reevaluation, we determined that we would need to amend and restate certain previously issued financial statements, including those pertaining to the quarterly period ended March 31, 2005, with respect to our accounting for the derivative hedging instrument. Accordingly, on August 16, 2005 and September 1, 2005 we filed a current report on Form 8-K with the SEC detailing our determination. Due to our need to amend and restate our financial statements for the quarterly period ended March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, now believe that our disclosure controls and procedures were not effective as of March 31, 2005.

         There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, since March 31, 2005, in conjunction with the audit of our consolidated financial statements for the year ended June 30, 2005 three material weaknesses in our disclosure controls and procedures were identified as of June 30, 2005 and are summarized as follows:

o Our policies and procedures did not provide for adequate management oversight and review of the accounting implications of the terms and conditions of certain third-party agreements. This internal control deficiency would have resulted in a material understatement of revenue and overstatement of research and development expense within our consolidated statement of operations for the year ended June 30, 2005.

o Our policies and procedures failed to ensure the correct application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as it pertains to the valuation of a derivative instrument and the application of hedge accounting for that instrument. This internal control deficiency resulted in a material misstatement of certain balance sheet accounts, including other comprehensive income, and statement of operations amounts, including other income (expense) and income taxes and was associated with our decision to restate certain historical periods as discussed above and reported in our current reports on Form 8-K filed with the SEC on August 16, 2005 and September 1, 2005.

         We are currently finalizing our remediation plan to enhance our accounting department and policies and procedures to address the material weaknesses in our internal control over financial reporting that existed as of June 30, 2005. Our remedial action plan will include:

o revising our policies and procedures to provide for an increased level of management oversight and review with respect to accounting for agreements with third-parties;

o improving training, education, accounting reviews, and if necessary, hiring of additional accounting and financial personnel to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

PART II OTHER INFORMATION


ITEM 6.  EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

        EXHIBIT
        NUMBER       DESCRIPTION
        --------     -----------
         3.1         Certificate of Incorporation, as amended (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference thereto)
         3.2         Amendment to Certificate of Incorporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on December 10, 2002 and incorporated herein by reference thereto)
         3.3         By laws, as amended (previously filed as an exhibit to the
                     Company's Current Report on Form 8-K filed with the
                     Commission on May 22, 2002 and incorporated herein by reference thereto)
         4.1         Indenture dated as of June 26, 2001, between the Company
                     and Wilmington Trust Company, as trustee, including the form of 4 1/2% Convertible Subordinated Notes due 2008 attached as exhibit A thereto (previously filed as an exhibit to the Company's Registration Statement on Form S-3
                     (File No. 333-67509) filed with the Commission and incorporated herein by reference thereto)
         4.2         Rights Agreement dated May 17, 2002 between the Company and
                     Continental Stock Transfer Trust Company, as rights agent
                     (previously filed as an exhibit to the Company's Form 8-A
                     (File No. 000-12957) filed with the Commission on May 22,
                     2002 and incorporated herein by reference thereto)
         4.3         First Amendment to Rights Agreement, dated as of February
                     19, 2003 (previously filed as an exhibit to the Company's
                     Form 8-A12 G/A (File No. 000-12957) filed with the
                     Commission on February 20, 2003 and incorporated herein by reference thereto)
         10.2        Employment Agreement with Craig A. Tooman dated January 5,
                     2005 (previously filed as an exhibit to the Company's
                     Quarterly Report on Form 10-Q for the quarter ended
                     December 31, 2004 and incorporated herein by reference thereto)
         10.6        Form of Restricted Stock Unit Award Agreement for Executive
                     Officers
         31.1        Certification of Principal Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002 *
         31.2        Certification of Principal Accounting Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act.*
         32.1        Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 *
         32.2        Certification of Principal Accounting Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act.*

         *           Filed herewith.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENZON PHARMACEUTICALS, INC.
                                              (Registrant)

September 28, 2005                     By: /s/Jeffrey H. Buchalter
                                           ---------------------------
                                           Jeffrey H. Buchalter
                                           Chairman, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)



September 28, 2005                     By: /s/Craig A. Tooman
                                           -------------------
                                           Craig A. Tooman
                                           Executive Vice President Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)