Form 10-K
period 2005-06-30
ENZON PHARMACEUTICALS  INC
filed 2005-09-29
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. _X_ Yes   __ No

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule12b-2). _X_ Yes   __ No

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12 b-2 of the Exchange Act). ___ Yes   _X_ No

         The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on December 31, 2004, was approximately $598,478,000.

         As of September 21, 2005 there were 44,236,202 shares of Common Stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

ENZON PHARMACEUTICALS, INC.

                          2005 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     -----
                                                  PART I
Item 1.    Business                                                                                     4
Item 2.    Properties                                                                                  29
Item 3.    Legal Proceedings                                                                           30
Item 4.    Submission of Matters to a Vote of Security Holders                                         30

                                                  PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer          31
           Purchases of Equity Securities
Item 6.    Selected Financial Data                                                                     32
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations       32
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                  59
Item 8.    Financial Statements and Supplementary Data                                                 60
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure        61
Item 9A.   Controls and Procedures                                                                     61
Item 9B.   Other Information                                                                           65

                                                 PART III

Item 10.   Directors and Executive Officers of the Registrant                                          66
Item 11.   Executive Compensation                                                                      68
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related                  80
           Stockholder Matters
Item 13.   Certain Relationships and Related Transactions                                              82
Item 14.   Principal Accounting Fees and Services                                                      83

                                                  PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                  84


         ABELCET(R), ADAGEN(R), ONCASPAR(R), and SCA(R) are our registered trademarks. Other trademarks and trade names used in this annual report are the property of their respective owners.

         This Annual Report contains forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in the section entitled Risk Factors in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. All information on this Form 10-K is as of September 28, 2005. The Company undertakes no obligation to update this information.

         We maintain a website at www.enzon.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Enzon and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 908-541-8777, through an e-mail request to investor@enzon.com, through the SEC's website by clicking the SEC Filings link from the Shareholders Information page on our website at www.enzon.com or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a biopharmaceutical company that is focused on the development, manufacture, and commercialization of pharmaceutical products for patients with cancer and other life-threatening diseases.

         Since December 2004, a new executive management team has been formed and a number of new board members have been appointed. Our new leadership has been taking a number of positive actions to reshape our business for the future. Following a comprehensive review of all aspects of our operations, management has been focusing on maximizing performance, improving processes, and investing in our core assets through a number of positive initiatives, such as:

         o    Aligning our focus on building long-term value,
         o    Integrating critical business functions,
         o Investing in technology and reinforcing our commitment to intellectual property,
         o    Evaluating and realigning our assets,
         o    Improving our pipeline,
         o    Building sustainable product revenues, and
         o    Emphasizing company-wide planning.

         Going forward, key elements of our strategy will include:

         Leveraging our resources and infrastructure. We have added significant experience and talent throughout our business, including in research and development, marketing, sales, finance, and information technologies. Our management team is placing a significant emphasis on leveraging our internal infrastructure, particularly our research and development, sales, marketing, and manufacturing capabilities, to generate product-driven growth.

         Capitalizing on our strong technological heritage. We are cultivating a renewed commitment to investing in our technological base. Our proprietary PEG platform is a proven means of enabling or enhancing the performance of pharmaceuticals with delivery limitations through the chemical attachment of polyethylene glycol or PEG. We will continue to invest in improving this technology and bringing new PEG product development opportunities forward, both through proprietary and partnered programs.

         Investing in our marketed brands. We are placing a significant effort behind improving our top line performance by supporting our marketed brands and expanding their market potential. This includes effective market research, lifecycle management plans, post-marketing clinical programs, and other new programs to differentiate our products.

         Selectively pursuing strategic alliances. We will continue to evaluate potential strategic partnerships as a means of augmenting our internal research and development programs with promising new technologies and product development opportunities. We will also evaluate new ways to broaden our revenue base and improve our operational efficiencies, such as through contract manufacturing and licensing agreements.

OVERVIEW

         We have developed or acquired four therapeutic products that we currently market through our specialized North American sales force that calls upon specialists in oncology, hematology, and other critical care disciplines. Our four proprietary marketed brands are ABELCET(R), ADAGEN(R), ONCASPAR(R), and DEPOCYT(R). In addition to revenues from these four products, we also receive royalties on sales of products that utilize our proprietary PEG technology, namely, PEG-INTRON(R), PEGASYS(R), and MACUGEN(R). Our PEG platform is a proven means of enabling or enhancing the performance of pharmaceuticals. Advantages of PEG include: increased efficacy, reduced toxicity, increased stability, and enhanced solubility. Currently, there are five marketed products that utilize our PEG technology.

         Our lead commercial product, ABELCET (amphotericin B lipid complex injection), is a lipid complex formulation of amphotericin B used primarily in the hospital to treat immuno-compromised patients, such as patients undergoing cancer treatment or receiving bone marrow transplantation, with invasive fungal infections. It is indicated for the treatment of invasive systemic fungal infections in patients who are intolerant of conventional amphotericin B therapy or for whom conventional amphotericin B therapy has failed. ABELCET provides patients with the broad-spectrum efficacy of conventional amphotericin B, while causing significantly lower kidney toxicity than conventional amphotericin B. ADAGEN (pegademase bovine injection), our first internally developed PEG-enhanced product, is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of the adenosine deaminase enzyme ("ADA"). ONCASPAR (pegaspargase), which we also developed, is a PEGylated version of a naturally occurring enzyme called L-asparaginase. It is currently approved in a number of countries, including the U.S., Russia, and Germany and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive or allergic to native or unmodified forms of L-asparaginase. In 2003, we acquired the North American rights to DEPOCYT (cytarabine liposome injection), an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis.

         In addition to revenues from our internally marketed products, we also receive royalties on a number of products that utilize our proprietary PEGylation technology. Royalties are primarily comprised of royalties we receive on sales of PEG-INTRON. PEG-INTRON (peginterferon alfa-2b) is a PEG-enhanced version of Schering-Plough's alpha interferon product, INTRON(R) A, which is used both as a monotherapy and in combination with REBETOL(R) (ribavirin) capsules for the treatment of chronic hepatitis C. Under our agreement with Schering-Plough, Schering-Plough holds an exclusive worldwide license to PEG-INTRON and we receive royalties on worldwide sales of PEG-INTRON. We designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy, as compared to INTRON A. PEG-INTRON is marketed worldwide by Schering-Plough and its affiliates. In December 2004, Schering-Plough's subsidiary, Schering-Plough K.K., launched PEG-INTRON and REBETOL combination therapy in Japan. Currently, PEG-INTRON and REBETOL is the only PEGylated interferon-based combination therapy available in Japan, where there are an estimated one to two million persons chronically infected with hepatitis C. In September 2005, Hoffman-La Roche reported that it received fast-track review in Japan for its competing PEGylated interferon-based combination therapy with approval expected in the third quarter of calendar 2006. PEG-INTRON is also being evaluated for use as long-term maintenance monotherapy in cirrhotic patients who have failed previous treatment (COPILOT study). In addition, PEG-INTRON is being evaluated in several investigator-sponsored clinical trials, including a Phase 3 clinical trial for high risk malignant melanoma, and several earlier stage clinical trials for other oncology indications.

         In addition to royalties from PEG-INTRON, we also receive royalty revenues on PEGASYS and MACUGEN through an agreement with Nektar Therapeutics, Inc. ("Nektar"), under which we share in Nektar's revenues or profits on these products. PEGASYS (peginterferon alfa-2a) is a PEGylated version of Hoffmann La Roche's ROFERON(R)-A used in the treatment of chronic hepatitis C and MACUGEN is a PEGylated anti-VEGF (vascular endothelial growth factor) aptamer indicated for the treatment of neovascular age-related macular degeneration, a leading cause of blindness among the elderly.

         Our internal drug development programs focus on human therapeutics for the treatment of cancer and other life-threatening diseases through the application of our proprietary technologies. We also complement our internal research and development efforts with strategic transactions and partnerships that provide access to promising product development opportunities, as well as technology and product licensing arrangements that provide for technology access fees, milestone payments or royalties from the commercial sales of products that utilize our proprietary PEG or single-chain antibody (SCA) technologies. We believe by complementing our internal research and development efforts with a disciplined product and technology licensing strategy, we will ultimately build a balanced pipeline with both near- and long-term opportunities.

         Our lead drug in clinical development is a U.S. formulation of ATG-FRESENIUS S, a polyclonal antibody preparation used for T-lymphocyte suppression to prevent organ graft rejection in organ transplant patients. ATG-FRESENIUS S is currently marketed by Fresenius Biotech GmbH ("Fresenius Biotech"), which has granted us an exclusive license to the product in North America. The product is approved in 47 countries and has been used in over 140,000 patients worldwide. Currently, this product is not approved in the U.S. We believe ATG-FRESENIUS S has advantages over competitive monoclonal antibody products on the market because unlike monoclonal antibodies, which target one specific receptor, polyclonal antibodies target numerous receptors in the immunologic process. ATG-FRESENIUS S has been shown to be effective in suppressing the rejection of solid organs by the immune system. Currently, we are conducting a Phase 2 double-blind, multi-center, randomized study for the prevention of acute organ rejection in patients receiving lung transplantation.


         We also out-license our proprietary PEG and SCA technologies on our own and through partnerships with Nektar and Micromet AG ("Micromet"). Under our 2002 agreement with Nektar, Nektar has the exclusive right to grant sub-licenses for certain of our PEG patents and we receive a share of revenues or profits on sales of any approved product for which a sublicense has been granted. We have the right to use and/or sub-license all of our PEG technology for our own proprietary products and/or those we may develop with co-commercialization partners. Currently, there are four third party products for which Nektar has granted sublicenses to our PEG technology, Hoffmann-La Roche's PEGASYS (peginterferon alfa-2a), Eyetech Pharmaceuticals' ("Eyetech") MACUGEN(R) (pegaptanib sodium injection), Celltech Group's ("Celltech") CDP870 (Celltech is part of UCB, a Belgium-based biopharmaceutical company), and an undisclosed product of Pfizer's that is in early-stage clinical development. PEGASYS is currently being marketed for the treatment of hepatitis C and MACUGEN is currently being marketed through a partnership between Eyetech and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. CDP870, an anti-TNF-alpha PEGylated antibody fragment, is currently in Phase 3 clinical trials for the treatment of rheumatoid arthritis and Crohn's disease.

         We manufacture ABELCET, ADAGEN, and ONCASPAR in our two U.S. facilities. DEPOCYT is manufactured by SkyePharma. PEG-INTRON is manufactured and marketed by Schering-Plough. We also receive contract manufacturing revenues for a number of injectable products that we manufacture at our facility in Indianapolis, Indiana.

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

         We acquired the North American rights to ABELCET from Elan Pharmaceuticals PLC ("Elan") in November 2002 for $360.0 million, plus acquisition costs. As part of the acquisition, we also acquired the operating assets associated with the development, manufacture, sales and marketing of ABELCET in North America, including a 56,000 square foot manufacturing facility in Indianapolis, Indiana. In addition to North American distribution rights we also acquired the rights to develop and commercialize the product in Japan.

         Invasive fungal infections are life-threatening complications often affecting patients with compromised immune systems, such as those undergoing treatment for cancer, recipients of organ or bone marrow transplants or patients infected with the Human Immunodeficiency Virus (HIV). Invasive fungal infections can be caused by a multitude of different fungal pathogens that attack the patient's weakened immune system. Effective treatment is critical and can mean the difference between life and death, and often must be initiated even in the absence of a specific diagnosis.

         Over the past 20 years, there has been an increase in severe fungal infections largely as a result of advances in medical treatment, such as increasingly aggressive chemotherapy procedures and advances in organ and bone marrow transplantation procedures, as well as an increase in the population of immunocompromised patients, namely organ transplant patients, cancer patients undergoing chemotherapy, and patients with HIV/AIDS. Immuno-compromised patients are at risk from a variety of fungal infections that are normally combated by an individual's healthy immune system. For these patients, such infections represent a major mortality risk.

         Amphotericin B, the active ingredient in ABELCET, is a broad-spectrum polyene antifungal agent that is believed to act by penetrating the cell wall of a fungus, thereby killing it. In its conventional form, amphotericin B is particularly toxic to the kidneys, an adverse effect that often restricts the amount that can be administered to a patient. While still exhibiting residual nephrotoxicity, ABELCET is able to deliver therapeutic levels of amphotericin B while significantly reducing the kidney toxicity associated with the conventional drug.


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

         The clinical utility of ABELCET has been further documented in a multi-center database developed for clinicians to share and exchange information regarding the clinical course of invasive fungal infections and clinical experience with ABELCET. The Collaborative Exchange of Antifungal Research (CLEAR(R)) database is one of the most comprehensive registries in fungal disease. CLEAR encompasses retrospectively gathered data from over 3,500 patient records, collected from 1996 to 2000 from over 120 institutions in the U.S. and Canada.

         In March 2004, we launched CLEAR II(R), a multi-center registry developed by and for clinicians to share and exchange information regarding the clinical course of invasive fungal infections and clinical experience with ABELCET, and other antifungal drugs. Unlike the CLEAR database, which is limited to clinical experience with ABELCET, the CLEAR II registry also includes data on patients treated with other antifungal agents. During 2005, we concluded enrollment in the CLEAR II registry, after enrolling over 700 patients. We are currently completing patient follow-up and will subsequently analyze the data.

   ADAGEN

         ADAGEN is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the "Bubble Boy Disease," which is caused by the chronic deficiency of ADA. We received U.S. marketing approval from the U.S. Food and Drug Administration ("FDA") for ADAGEN in March 1990. ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. SCID results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Currently, the only alternative to ADAGEN treatment is a well-matched bone marrow transplant. Injections of unmodified ADA are not effective because of its short circulating life (less than 30 minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

         The ADA enzyme in ADAGEN is obtained from bovine intestine. We purchase this enzyme from, Roche Diagnostics GmbH ("Roche Diagnostics"), an FDA-approved supplier based in Germany, which until 2002 supplied ADA derived from cattle in Germany. In November 2000, bovine spongiform encephalopathy ("BSE"), also known as "mad cow" disease, was detected in certain cattle herds in Germany. During 2002, in order to comply with FDA requirements, our supplier secured a new source of bovine intestines from New Zealand, which has no confirmed cases of BSE in its cattle herds. Based upon the use of certain purification steps taken in the manufacture of ADAGEN and from our analysis of relevant information concerning this issue, we consider the risk of product contamination to be low. However, the lengthy incubation period of BSE and the absence of a validated test for the BSE agent in pharmaceutical products make it impossible to be absolutely certain that ADAGEN is free of the BSE agent. Strong evidence indicates that BSE has been transmitted to humans, primarily in the United Kingdom, causing a variant form of Creutzfeld-Jakob disease ("vCJD"). To date, cases of vCJD have been rare in the United Kingdom, where large numbers of BSE-infected cattle are known to have entered the human food chain. To date, no cases of vCJD have been linked to ADAGEN or, to our knowledge, any other pharmaceutical product, including vaccines manufactured using bovine derived materials from countries where BSE has been detected. Nonetheless, at the present time, there may be some risk that bovine-derived pharmaceutical products, including ADAGEN, could give rise to vCJD.

         We are required to maintain a permit from the U.S. Department of Agriculture ("USDA") in order to import ADA. This permit must be renewed on an annual basis. As of October 1, 2004, the USDA issued a permit to us to import ADA through October 1, 2005 and in August 2005 we submitted a renewal request.

         We are marketing ADAGEN on a worldwide basis. We utilize independent distributors in certain territories including the U.S., Europe and Australia. Currently, approximately 85 patients in 16 countries are receiving ADAGEN therapy. We believe some newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for ADAGEN on new patient identification.

   ONCASPAR

         ONCASPAR is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase from E. coli. It is currently approved in a number of countries, including the U.S., Russia, and Germany and is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive or allergic to native, i.e., unmodified, forms of L-asparaginase. We received U.S. marketing approval from the FDA for ONCASPAR in February 1994. During 2002, we amended our license agreement with the Sanofi-Aventis Group ("Sanofi-Aventis") to reacquire the rights to market and distribute ONCASPAR in the U.S., Canada, Mexico, and most of the Asia/Pacific region in return for a payment of $15.0 million and a royalty of 25% on our net sales of the product through 2014. MEDAC GmbH ("Medac") has the exclusive right to market ONCASPAR in most of Europe and parts of Asia.

         L-asparaginase is an enzyme which depletes the amino acid asparagine, which certain leukemic cells are dependent upon for survival. Other companies market unmodified L-asparaginase in the U.S. for pediatric acute lymphoblastic leukemia and in Europe to treat adult acute lymphoblastic leukemia, non-Hodgkin's lymphoma, and pediatric acute lymphoblastic leukemia. The therapeutic value of unmodified L-asparaginase is limited by its short half-life, which requires every-other-day injections, and its propensity to cause a high incidence of allergic reactions. We believe that ONCASPAR offers significant therapeutic advantages over unmodified L-asparaginase, namely a significantly increased half-life in blood, allowing every-other-week administration, and fewer allergic reactions.

   DEPOCYT

         DEPOCYT is an injectable chemotherapeutic agent approved for the treatment of patients with lymphomatous meningitis. It is a sustained release formulation of the chemotherapeutic agent, cytarabine or Ara-C. DEPOCYT gradually releases cytarabine into the cerebral spinal fluid ("CSF") resulting in a significantly extended half-life, prolonging the exposure to the therapy and allowing for more uniform CSF distribution. This extends the dosing interval to once every two weeks, as compared to the standard twice-weekly intrathecal chemotherapy dosing of cytarabine. We acquired the North American rights to DEPOCYT from SkyePharma in December 2002.

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

         In a randomized, multi-center trial of patients with lymphomatous meningitis, treated either with 50 mg of DEPOCYT administered every 2 weeks or standard intrathecal chemotherapy administered twice a week, DEPOCYT achieved a complete response rate of 41% compared with a complete response rate of 6% for unencapsulated cytarabine. In this study, complete response was prospectively defined as (i) conversion of positive to negative CSF cytology and (ii) the absence of neurologic progression. DEPOCYT also demonstrated an increase in the time to neurologic progression of 78.5 days for DEPOCYT versus 42 days for unencapsulated cytarabine; however, there are no controlled trials that demonstrate a clinical benefit resulting from this treatment, such as improvement in disease related symptoms, increased time to disease progression or increased survival.

         DEPOCYT was approved under the Accelerated Approval regulations of Subpart H of the Federal Food, Drug and Cosmetic Act. These regulations are intended to make promising products for life-threatening diseases available to the market on the basis of preliminary evidence prior to formal demonstration of patient benefit. Approvals granted under Subpart H are provisional and require a written commitment to complete post-approval clinical studies that formally demonstrated patient benefit. Our licensor, SkyePharma, is responsible for conducting such a post-approval study for DEPOCYT. If the FDA determines that the study fails to demonstrate patient benefit, the registration for DEPOCYT may be subject to withdrawal.

   PEG-INTRON

         PEG-INTRON is a PEG-enhanced version of Schering-Plough's recombinant alpha-interferon product INTRON A. Under our licensing agreement with Schering-Plough, we have received milestone payments and we receive royalties on Schering-Plough's worldwide sales of PEG-INTRON. Schering-Plough is responsible for all manufacturing, marketing, and development activities for PEG-INTRON.

         Linking INTRON A to PEG results not only in a prolonged half-life, allowing for once weekly dosing, but also greater efficacy as compared to unmodified INTRON-A. Schering-Plough currently markets INTRON A for a number of indications worldwide. Historically the largest indication for INTRON A has been hepatitis C. INTRON A is also used to treat certain types of cancer, including adjuvant treatment to surgery in patients with malignant melanoma. Schering-Plough, has received approval for the treatment of adult patients with chronic hepatitis C as a monotherapy and in combination with REBETOL capsules in the U.S. and the European Union. In December 2004, Schering-Plough received marketing approval in Japan for PEG-INTRON in combination with REBETOL for the treatment of chronic hepatitis C. Schering-Plough is also evaluating PEG-INTRON as a long-term maintenance monotherapy (COPILOT study) and in a separate study, PEG-INTRON is being evaluated in combination with REBETOL as a treatment for hepatitis C patients who did not respond to or had relapsed following previous interferon-based therapy. PEG-INTRON is also being evaluated in several investigator-sponsored trials as a potential treatment for various cancers, including a Phase 3 study for high risk malignant melanoma.

         In the pivotal Phase III clinical study results, Schering-Plough reported that PEG-INTRON plus REBETOL achieved an overall rate of sustained virologic response ("SVR") of 54% in previously untreated adult patients with chronic hepatitis C, compared to 47% for patients treated with REBETRON (INTRON A plus REBETOL). SVR is defined as sustained loss of detectable hepatitis C virus. When analyzed on an optimized dose/body-weight basis, SVR was 61%. In 2001, researchers performed a retrospective analysis on the pivotal clinical data in a study designed to evaluate the effect of adherence to therapy on treatment outcome for hepatitis C patients receiving PEG-INTRON and REBETOL. Analysis of SVR rates according to patient compliance during therapy showed that patients receiving greater than or equal to 80% of their total interferon dose and greater than or equal to 80% of their ribavirin dose for greater than or equal to 80% of the expected duration of therapy had enhanced SVR rates compared to patients who were not adherent to therapy.

         During June 2002, the National Institutes of Health (NIH) issued a consensus statement asserting that the most effective treatment for hepatitis C is combination therapy with PEGylated interferon and ribavirin for a period of 48 weeks. The consensus statement also provided recommendations on how to broaden the treatment population as well as how to prevent transmission of the virus.

         PEG-INTRON is the only PEGylated alpha interferon product approved for dosing according to patient body weight, an important factor that may affect patient response to PEGylated alpha interferon treatment. In February 2004, Schering-Plough launched the PEG-INTRON REDIPEN(R) injection. The PEG-INTRON REDIPEN provides the proven efficacy of PEG-INTRON in an easy-to-use precision dosing pen that replaces a traditional vial and syringe. Currently, it is the only pen delivery system approved for administering PEGylated alpha interferon therapy.

         In May 2004, a nationwide clinical study was initiated involving 2,880 patients and up to 100 sites that will directly compare PEG-INTRON versus PEGASYS, both used in combination with ribavirin (IDEAL study). Most of the planned study centers have already been initiated and are actively screening patients. Schering-Plough Research Institute, in collaboration with leading medical centers, is conducting the comparative study in response to questions raised by the hepatitis C medical and patient communities. The trial will compare the efficacy and safety of individualized weight-based dosing with PEG-INTRON and REBETOL versus PEGASYS, which is administered as a fixed dose to all patients regardless of individual body weight, and COPEGUS(R) (ribavirin, USP) dosed either at 1,000 mg or 1,200 mg, in U.S. patients with genotype 1 chronic hepatitis C. Genotype 1 of the hepatitis C virus is the most common worldwide, the most difficult to treat successfully, and accounts for about 70% of hepatitis C infections among Americans. Schering-Plough has reported over 1,000 patients are in screening or have been randomized and enrollment is on target with the study projections. Schering-Plough has also reported that final study results are expected during the first half of calendar 2007.

   Hepatitis C

         Hepatitis C represents a serious and widespread disease affecting millions of people worldwide. According to the World Health Organization, globally there are an estimated 170 million people chronically infected with the hepatitis C virus and three to four million people are newly infected each year. Schering-Plough has reported estimates that chronic hepatitis C affects more than 10 million people in major world markets, including five million in Europe and one to two million in Japan.

         According to The Centers for Disease Control and Prevention there are approximately 3.9 million Americans infected with the hepatitis C virus, of whom approximately 2.7 million are characterized as having chronic hepatitis C infection. A substantial number of people in the U.S. who were infected with hepatitis C more than 10 years ago are thought to have contracted the virus through blood transfusions. Prior to 1992, the blood supply was not screened for the hepatitis C virus. In addition, the majority of people infected with the virus are thought to be unaware of the infection because the hepatitis C virus can incubate for 10 or more years before patients become symptomatic.

   Cancer

         INTRON A is also used in the treatment of cancer and is approved for several indications worldwide, including adjuvant treatment to surgery in patients with malignant melanoma. PEG-INTRON is being evaluated in several investigator-sponsored clinical trials for various cancers, including a Phase 3 clinical trial for high-risk malignant melanoma.

RESEARCH AND DEVELOPMENT

         To date, our primary sources of new clinical products have been our internal research and development activities and the licensing of compounds from third parties. Our internal research and development activities focus on applying our proprietary technologies to internal product candidates, as well as developing products accessed through the execution of agreements, such as our agreement with Fresenius Biotech for the North American rights to the European product, ATG FRESENIUS S.

         Research and development expenses for the fiscal years ended June 30, 2005, 2004, and 2003 were approximately $37.0 million, $34.8 million, and $21.0 million, respectively. Our research and development activities during fiscal 2005 concentrated primarily on the advancement of our clinical programs, including (i) costs related to the development of a U.S. formulation of ATG FRESENIUS S, (ii) the development program for MARQIBO(R) (vincristine sulfate liposomes injection) for which we shared the costs with Inex Pharmaceuticals Corporation ("Inex"), and (iii) our clinical development program for Pegamotecan. During fiscal 2005, after a strategic analysis of the required investments, development timeframe, and associated development risks, we discontinued our clinical development program for Pegamotecan, as well as our partnership with Inex for MARQIBO. We expect to redirect our research and development investments related to these discontinued programs to advance other products within our pipeline and pursue other opportunities with greater potential.

PROPRIETARY TECHNOLOGIES

   PEG TECHNOLOGY

         Since our inception in 1981, our core expertise has been in engineering improved versions of injectable therapeutics through the chemical attachment of polyethylene glycol or PEG. In some cases, PEGylation can render a compound therapeutically effective, where the unmodified form had only limited clinical utility. Currently, there are five marketed biologic products that utilize our proprietary PEG platform, two of which we market, ADAGEN and ONCASPAR, and three for which we receive royalties, PEG-INTRON, PEGASYS, and MACUGEN.

         Our PEG technology can be applied to a number of different types of molecules including proteins, peptides, antibodies, and oligonucleotides. Many of these compounds possess pharmacologic limitations, such as toxicity, poor solubility, and limited half-life. Through the chemical attachment of PEG, we can potentially overcome these limitations and generate a compound with substantially enhanced therapeutic value, as compared to the unmodified form. Specific advantages of PEG include:

    o    Increased efficacy,

    o    Reduced dosing frequency,

    o    Reduced toxicity,

    o    Increased drug stability, and

    o    Enhanced drug solubility.

         We have significant expertise and intellectual property in the methods by which we attach PEG to a compound, such as, the selection of the appropriate site on the compound to attach PEG and the type of PEG linker to produce the desired result for the particular therapeutic we are modifying. Our proprietary PEGylation expertise includes linker chemistries that are designed to incorporate a stable chemical bond between the native molecule and the PEG, as well as a next-generation platform that utilizes releasable linkers designed to release the native molecule at a controlled rate. We have developed a substantial intellectual property estate for our next-generation releasable PEG platform and we believe we are at the forefront of this area of PEGylation research. We have developed proprietary chemistries that release PEG from the parent molecule in the proximity of the targeted tissue thereby creating a prodrug version of the compound. We have also designed novel PEG chemistries that can be utilized to engineer therapeutics with multiple domains, such as a targeting function (e.g. antibody) and a therapeutic function (e.g. chemotherapy).

Our PEG platform is further distinguished by:

    o    Demonstrated safety and tolerability

    o    Established clinical and commercial benefits

    o Broad applicability to a variety of macromolecules or biologic therapeutics, including proteins, peptides, enzymes, and oligonucleotides, as well as small molecules

    o    Proven commercial scale-up capability

         In addition to our proprietary research and development efforts, we also evaluate opportunities to augment our internal initiatives through PEG product development collaborations.

                         [PEG ENHANCED PROTEIN GRAPHIC]


                      DEPICTION OF A PEG-ENHANCED PROTEIN.

   ANTIBODY ENGINEERING

         Antibodies are proteins produced by the body's immune system in response to the presence of antigens, such as bacteria, viruses or other disease causing agents. Antibodies of identical molecular structure that bind to a specific target are called monoclonal antibodies. Our technological expertise includes antibody engineering utilizing our proprietary single-chain antibody
(SCA) technology. Single-chain antibodies are genetically engineered antibodies that incorporate only the antigen binding domains of an antibody. Thus, SCAs have the binding specificity and affinity of monoclonal antibodies; however, in their native form they are only one-fifth to one-sixth the size of a monoclonal. The small size of SCAs typically gives them shorter half-lives than monoclonal antibodies, making them better suited for use in acute indications or in other indications where the large size of a monoclonal antibody would inhibit the compound from reaching the area of potential therapeutic activity. In addition, SCAs are a well established discovery format-of-choice in generating antibodies from phage or yeast display libraries. For chronic indications, such as cancer, the SCA would typically be converted to a full length antibody before development. For acute indications, where a short half-life is desirable, the SCA may provide a solution.

         Since 2002, Enzon and Micromet AG ("Micromet"), a private company based in Germany, have combined their patent estates and complementary expertise in SCA technology. The companies are currently moving a compound generated by the collaboration toward clinical development. Enzon and Micromet also market their combined patent estates in the field of SCAs with Micromet being the exclusive marketer on behalf of the companies.



                              [COMPARISON GRAPHIC]

               COMPARISON OF A STANDARD MONOCLONAL ANTIBODY AND A
                             SINGLE-CHAIN ANTIBODY.

PROPRIETARY PRODUCTS IN DEVELOPMENT

   ATG FRESENIUS S

         We are currently developing a U.S. formulation of ATG-FRESENIUS S, which is a polyclonal antibody preparation used for T-lymphocyte suppression to prevent organ graft rejection in organ transplant patients. It is marketed outside of North America by Fresenius Biotech. In June 2003, we licensed the exclusive North American rights to ATG-FRESENIUS S from Fresenius Biotech. ATG-FRESENIUS S was first approved in September 1983 in Germany for the prevention and treatment of acute rejection in solid organ transplantation. Fresenius Biotech has reported that more than 140,000 patients in over 60 countries outside the U.S. have been treated with ATG-Fresenius S. Currently, the product is not approved for use in North America.

         In January 2004, dosing was initiated in a Phase 2 double-blind, multi-center, randomized study for the prevention of acute organ rejection in patients receiving lung transplantation. The study is comparing two different dosing regimens of ATG-FRESENIUS S plus the standard post-transplant triple immunosuppressive regimen to a group treated with only the standard triple immunosuppressive regimen in patients undergoing lung transplantation. The primary clinical endpoint is defined as the occurrence of acute transplant rejection, graft loss or death within 6 months post-transplant.

         Dramatic advances in immunology, surgery, and tissue preservation have transformed organ transplantation from experimental to routine over the past few decades. Of the world's seven major pharmaceutical markets (U.S., France, Germany, Italy, Spain, UK, and Japan), the U.S. is by far the single largest solid organ transplant market. According to the United Network for Organ Sharing or UNOS, in 2004 the U.S. accounted for over 27,000 organ transplantations.

         Under our agreement with Fresenius Biotech, we are responsible for North American clinical development and regulatory approval of a U.S. formulation of ATG FRESENIUS S and Fresenius Biotech is responsible for supplying the drug and all manufacturing aspects necessary to obtain U.S. regulatory approval. For the first indication (prevention of rejection in solid organ transplantation) Fresenius Biotech will provide us with clinical supplies at no charge. In September 2004 we made a milestone payment to Fresenius Biotech of $1.0 million upon FDA approval of an Investigational New Drug Application ("IND") for this compound and we are obligated to make another milestone payment of $1.0 million upon submission of a Biologics License Application ("BLA").

   PRECLINICAL PIPELINE

         We are also conducting preclinical studies with respect to PEG-enhanced compounds while simultaneously seeking new opportunities to apply our PEG technology to develop and commercialize improved versions of both large and small molecule therapeutics of known efficacy that lack the features of a useful or effective therapeutic. Our proprietary PEG platform has broad applicability to a variety of macromolecules or biologic therapeutics, including proteins, peptides, enzymes, and oligonucleotides, as well as small molecules.

         Under an agreement with Micromet, we are also advancing an antibody-based therapeutic, discovered using the companies' single-chain antibody technologies. During the first stage of this agreement, the companies generated several antibodies against undisclosed targets in the fields of inflammatory and autoimmune diseases. In June 2004, we extended this agreement to move one of these newly created compounds toward clinical development.

   DISCONTINUED RESEARCH AND DEVELOPMENT PROGRAMS

         Over the past several months, after a detailed strategic analysis of the required investments, development timeframe, and associated development risks, we discontinued a number of research and development programs that did not meet our criteria for continued development. We believe the discontinuation of these research and development programs was in the best interest of our business and we plan to redirect these investments to advance other products within our pipeline and pursue other opportunities that have greater potential.

         In March 2005, we entered into an agreement with Inex to terminate our collaboration for the development and commercialization of Inex's proprietary oncology product, MARQIBO. In January 2005, the U.S. Food and Drug Administration (FDA) provided an action letter detailing MARQIBO as "not approvable" under the FDA's accelerated approval regulations for relapsed aggressive non-Hodgkin's lymphoma. The FDA's response also stated additional randomized controlled studies would need to be conducted prior to re-applying for approval. In March 2005, we paid Inex $5 million to discharge our remaining contractual obligations, including development expenses and milestone payments.

         In February 2005, we reported our decision to discontinue further development of Pegamotecan, a PEGylated cytotoxic drug of the topoisomerase I inhibitor class, for the treatment of gastric cancer. This decision was made after an interim analysis of the data from a Phase 2b trial in patients with gastric or gastroesophageal cancers whose disease progressed following prior chemotherapy. Currently, we are not actively pursuing other potential indications for Pegamotecan.

         In September 2005, we discontinued our product development collaboration with the NIH for the recombinant immunotoxin SS1P and our joint product development with Nektar, under which the two companies were jointly developing inhaled leuprolide acetate and evaluating other potential projects for development using Nektar's pulmonary delivery technologies.

ROYALTY-BASED PRODUCTS IN DEVELOPMENT

   PEG PRODUCTS IN DEVELOPMENT

         In January 2002, we entered into a PEG technology licensing agreement with Nektar under which we granted Nektar the right to grant sub-licenses for a portion of our PEG technology to third parties for which we receive or will receive a royalty or a share of Nektar's profits for any products that utilize our patented PEG technology. We retain all rights to use and/or sub-license all of our PEG technology for our own proprietary products and/or those we may develop with co-commercialization partners.

   CIMZIA(TM) (CERTOLIZUMAB PEGOL, CDP870)

         Nektar currently has a licensing agreement for CIMZIA(TM) (certolizumab pegol, CDP870), a PEGylated anti-TNF alpha antibody fragment, with Celltech, which was acquired by UCB Pharma in 2004. CIMZIA is currently in Phase 3 clinical testing for rheumatoid arthritis and Crohn's disease, a chronic digestive disorder of the intestines that is sometimes referred to as inflammatory bowel disease. In July 2005, UCB announced positive results for two pivotal Phase 3 trials (PRECISE 1 and 2) of CIMZIA in the induction and maintenance of clinical response in moderate to severe active Crohn's disease. UCB also reported in July 2005 that a regulatory submission for CIMZIA in the treatment of Crohn's disease is scheduled to be submitted in the U.S. and Europe within six to nine months. Under our agreement with Nektar, we will share a portion of Nektar's royalties on CIMZIA if the product is commercialized.

   SCA PRODUCTS IN DEVELOPMENT

         In June 2004, we amended our April 2002 agreement with Micromet, after completing the first phase of the agreement. Under the terms of the amended agreement, Enzon and Micromet combined our significant patent estates and complementary expertise in single-chain antibody technology.

         Together with Micromet, we market our combined patent estates in the field of SCA technology with Micromet being the exclusive marketing partner. Since the start of the alliance, Micromet has granted six non-exclusive research licenses on behalf of the partnership. Resulting revenues will be used for Micromet's and Enzon's joint SCA development activities.

         In addition, prior to our collaboration with Micromet, we granted SCA licenses to several companies. These licenses generally provide for milestone payments and royalties from the development and commercialization of any resulting SCA product.

         The most advanced SCA-based compound is our licensee Alexion Pharmaceuticals' ("Alexion") pexelizumab. Pexelizumab is an SCA directed against complement protein C5, which is a component of the body's normal defense against foreign pathogens. Inappropriate complement activation during cardiopulmonary bypass graft surgery ("CABG") and myocardial infarction can lead to clinical problems. In August 2005, Alexion and its partner Procter & Gamble Pharmaceuticals, a division of The Procter & Gamble Company, announced the completion of enrollment for a Phase 3 trial that is examining the effect of pexelizumab in approximately 4,250 patients undergoing CABG surgery with or without concomitant valve surgery during cardiopulmonary bypass ("PRIMO-CABG 2"). The study is being conducted in six countries in Europe and North America, including the U.S., and Alexion has reported that results are expected by the end of 2005. Alexion and Procter & Gamble Pharmaceuticals previously reported that they had reached agreement with the FDA on the design of the PRIMO-CABG 2 study under the Special Protocol Assessment process. PRIMO-CABG 2 represents the second Phase 3 trial conducted in CABG patients. Alexion has announced that it expects that, if successful, this trial will complete the filing package that will serve as the primary basis of review for the approval of a BLA for the CABG indication.

         Alexion is also enrolling a Phase 3 trial in patients experiencing acute myocardial infarction (APEX-AMI).

DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

   SCHERING-PLOUGH AGREEMENT

         In November 1990, we entered into an agreement with Schering-Plough under which Schering-Plough agreed to apply our PEG technology to develop an improved version of its product INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval, marketing, and manufacturing the product worldwide on an exclusive basis and we are entitled to receive royalties on worldwide sales of PEG-INTRON for all indications. The royalty percentage to which we are entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON where such third party is not Hoffmann-La Roche.

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

         Under this agreement, Schering-Plough was obligated to pay and has paid us a total of $9.0 million in milestone payments, none of which are refundable. These milestone payments were recognized when received, as the earnings process was complete. We do not supply Schering-Plough with PEG-INTRON or any other materials and our agreement with Schering-Plough does not obligate Schering-Plough to purchase or sell specified quantities of any product. Schering-Plough's obligation to pay us royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of (i) the date the last patent of ours to contain a claim covering PEG-INTRON expires in the country or (ii) 15 years after the first commercial sale of PEG-INTRON in such country. Schering-Plough has the right to terminate this agreement at any time if we fail to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

   SANOFI-AVENTIS LICENSE AGREEMENTS

         During 2002, we amended our license agreement with the Sanofi-Aventis Group ("Sanofi-Aventis") to reacquire the rights to market and distribute ONCASPAR in the U.S., Mexico, Canada and most of the Asia/Pacific region. In return for the marketing and distribution rights, we paid Sanofi-Aventis $15.0 million and are also obligated to pay a 25% royalty on net sales of ONCASPAR through 2014. The license agreement may be terminated by Sanofi-Aventis earlier upon 60 days' notice if we fail to make the required royalty payments or we decide to cease selling ONCASPAR. Following the expiration of the agreement in 2014, all rights will revert back to us, unless the agreement is terminated earlier because we fail to make royalty payments or cease to sell ONCASPAR. Prior to the amendment, Sanofi-Aventis was responsible for marketing and distributing ONCASPAR in the defined territories. Under the previous agreement, Sanofi-Aventis paid us a royalty on net sales of ONCASPAR of 27.5% on annual sales up to $10.0 million and 25% on annual sales exceeding $10.0 million. These royalty payments included Sanofi-Aventis' cost of purchasing ONCASPAR from us under a supply agreement.

         The amended license agreement prohibits Sanofi-Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. If we cease to distribute ONCASPAR or if we fail to make the required royalty payments, Sanofi-Aventis has the option to distribute the product in the territories under the original license.

   MEDAC LICENSE AGREEMENT

         In January 2003, we renewed an exclusive license to Medac, a private company based in Germany, to sell ONCASPAR and any PEG-asparaginase product developed by us or Medac during the term of the agreement in most of Europe and parts of Asia. Our supply agreement with Medac provides for Medac to purchase ONCASPAR from us at certain established prices and meet certain minimum purchase requirements. Medac is responsible for obtaining additional approvals and indications in the licensed territories beyond the currently approved hypersensitive indication in Germany. The term of the agreement is for five years and will automatically renew for an additional five years if Medac meets or exceeds certain diligence requirements and thereafter the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to Medac will revert back to Enzon.

   INEX DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

         In March 2005, we terminated the agreements we entered into with Inex in January 2004 regarding the development and commercialization of Inex's proprietary oncology product MARQIBO(R) (vincristine sulfate liposomes injection). The terminated agreements included a Product Supply Agreement, a Development Agreement and a Co-Promotion Agreement, all dated January 19, 2004 (collectively, the "MARQIBO Agreements").

         Under the MARQIBO Agreements, we obtained the exclusive commercialization rights for MARQIBO for all indications in the U.S., Canada, and Mexico and we shared the costs of clinical development with Inex.

         In January 2005, the FDA provided an action letter explaining that MARQIBO was "not approvable" under the FDA's accelerated approval regulations for relapsed aggressive non-Hodgkin's lymphoma. The FDA's response also said that additional randomized controlled studies would need to be conducted prior to re-applying for approval. After a strategic analysis of the FDA's recommendation, required investment, development timeframe, and associated development risks, we concluded it would be in our best interest to redirect this investment to pursue other opportunities. In connection with the termination, we paid Inex a final payment of $5 million in satisfaction of all of our financial obligations under the MARQIBO Agreements, including development expenses and milestone payments.

   FRESENIUS BIOTECH DEVELOPMENT AND SUPPLY AGREEMENT

         In June 2003, we entered into a development and supply agreement with Fresenius Biotech that provides us with exclusive development and distribution rights in North America for a U.S. formulation of the polyclonal antibody preparation, ATG-FRESENIUS S. The agreement term is ten years, commencing upon FDA approval of the first indication for ATG-FRESENIUS S, with an option exercisable by Enzon to extend the term for an additional ten years. We may terminate the agreement earlier if we determine the project not to be feasible. In addition, either party may terminate the agreement early upon a material breach by the other party. If Fresenius Biotech terminates the agreement upon a material breach by us, we will be obligated to transfer to Fresenius Biotech any IND or marketing approval that we have obtained. Further, Fresenius Biotech may terminate the agreement if we fail to satisfy the following diligence requirements: (i) enrollment of the first patient for the first clinical trial within six months after the FDA has approved an IND for the first indication; and (ii) receipt of marketing approval in the U.S. within six years after the first IND is approved and the first patient enrolled.

         Under this agreement, we are responsible for obtaining regulatory approval of the product in the U.S. In September 2004, we made a milestone payment to Fresenius Biotech of $1.0 million upon FDA approval of the first IND and we are obligated to make another milestone payment of $1.0 million upon our submission of a BLA to the FDA. Fresenius Biotech will be responsible for manufacturing and supplying the product to us and we are required to purchase all of the finished product from Fresenius Biotech for sales of the product in North America. We will purchase finished product at 40% of our net sales, which percentage can be reduced should certain defined sales targets be exceeded. We are required to purchase a minimum of $2.0 million of product in the first year after commercial introduction and $5.0 million in the second year, with no minimum purchase requirements thereafter. Fresenius Biotech will supply the product to us without charge for the clinical trials for the first indication. For subsequent trials, we will purchase the clinical supplies from Fresenius Biotech.

   MICROMET ALLIANCE

         In April 2002, we entered into an agreement with Micromet, to identify and develop antibody-based therapeutics. In June 2004 we amended this agreement and extended this collaboration until September 2007. During the first phase of the agreement, the companies generated several new antibody-based compounds against undisclosed targets in the fields of inflammatory and autoimmune diseases. We extended our agreement with Micromet to move the first of these newly created compounds toward clinical development. Under the terms of the amended agreement, Enzon and Micromet will continue to share development costs and future revenues for the joint development project.

         Following the termination or expiration of the agreement, the rights to antibody-based therapeutics identified or developed by Enzon and Micromet will be determined in accordance with the U.S. rules of inventorship. In addition, we will acquire the rights to any PEGylation inventions. The agreement can be terminated by either party upon a material breach of the agreement by the other party.

         In addition to the research and development collaboration, in 2002 we made an $8.3 million investment in Micromet in the form of a note that was amended in June 2004. This note bears interest of 3% and is payable in March 2007. This note is convertible into Micromet common stock at a price of 15.56 euros per share at the election of either party. During the year ended June 30, 2004 we recorded a write-down of the carrying value of this investment, which resulted in a non-cash charge of $8.3 million.

         We hold core intellectual property in SCAs. These fundamental patents, combined with Micromet's key patents in SCA linkers and fusion protein technology, generate a compelling technology platform for SCA product development. We have entered into a cross-license agreement with Micromet regarding each of our respective SCA intellectual property estates and market our combined SCA technology to third parties. Micromet is the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreements executed by Micromet on behalf of the partnership will be used for the partnership's joint SCA development activities. Several SCA molecules have been used in clinical trials.

   NEKTAR ALLIANCE

         In August 2005, we entered into an agreement with Nektar to terminate our joint product development agreement formed in January 2002 for up to three products using Nektar's pulmonary delivery technologies. Our decision to discontinue this product development collaboration was based on a strategic analysis and the Company's belief that it is in its best interest to redirect this investment to pursue other product development opportunities. Under our product development collaboration with Nektar, we were jointly developing inhaled leuprolide acetate and evaluating other potential pulmonary projects for development. As a result of the termination, all rights to inhaled leuprolide have reverted back to Nektar and we have no further financial obligation to Nektar with respect to the product development collaboration.

         In January 2002, we also entered into a PEG technology licensing agreement with Nektar under which we granted Nektar the right to grant sub-licenses for a portion of our PEG technology to third parties. Nektar continues to have the right to sub-license our patents that were defined in the January 2002 agreement and we will receive a royalty or a share of Nektar's profits for any products that utilize our patented PEG technology. Currently, there are four third-party products for which Nektar has granted sublicenses to our PEG technology, Hoffmann-La Roche's PEGASYS (peginterferon alfa-2a), Eyetech's MACUGEN (pegaptanib sodium injection), UCB's CIMZIATM (certolizumab pegol, CDP870), and an undisclosed product of Pfizer's. PEGASYS is currently being marketed for the treatment of hepatitis C and MACUGEN is currently being marketed through a partnership between Eyetech and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. CIMZIA, a PEGylated anti-TNF-alpha antibody fragment, is currently in Phase 3 development for the treatment of rheumatoid arthritis and Crohn's disease.

         We retain all rights to use and/or sub-license all of our PEG technology for our own proprietary products and/or those we may develop with co-commercialization partners. Since 2002, we have continued to broaden our intellectual property estate by filing additional PEG patents that are exclusive to us, including a number that pertain to our next-generation releasable PEG linker platform that utilizes proprietary linker chemistries that can be designed to release PEG from the native molecule at a controlled rate.

         In January 2002, we purchased $40.0 million of newly issued Nektar convertible preferred stock. The preferred stock is convertible into Nektar common stock at a conversion price of $22.79 per share. In the event Nektar's common stock price is less than $22.79 three years from the date of issuance of the preferred stock or earlier in certain circumstances, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. During the year ended June 30, 2004, we converted the preferred stock into common stock and sold approximately 50% of our investment in Nektar, which resulted in a net gain on investments of $11.0 million and cash proceeds of $17.4 million.

         The two companies also agreed in January 2002 to a settlement of the patent infringement suit we filed in 1998 against Nektar's subsidiary, Shearwater Corporation. Nektar has a license under the contested patents pursuant to the cross-license agreement. We received a one-time payment of $3.0 million from Nektar to cover expenses incurred in defending our branched PEG patents.

   SKYEPHARMA AGREEMENTS

         In January 2003, we entered into a strategic alliance with SkyePharma PLC ("SkyePharma"), under which we licensed the North American rights to SkyePharma's DEPOCYT, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, we paid SkyePharma a license fee of $12.0 million. SkyePharma manufactures DEPOCYT and we purchase product at 35% of net sales, which percentage can be reduced should a defined sales target be exceeded. We recorded the $12.0 million license fee as an intangible asset that is being amortized over a ten year period.

         This alliance also included a broad technology access agreement, under which the two companies may draw upon their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and our proprietary PEG modification technology, for which we received a $3.5 million technology access fee. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase 2 clinical development. Certain research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.

         Under this alliance, we were required to purchase minimum levels of DEPOCYT finished goods for calendar year 2003 equal to 90% of the previous year's sales of DEPOCYT by SkyePharma and are required to purchase finished product equal to $5.0 million in net sales for each subsequent calendar year ("Minimum Annual Purchases") through the remaining term of the agreement. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25.0 million for four consecutive quarters. We are also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment will be incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007.

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

   ZENEUS MANUFACTURING AGREEMENT

         On November 22, 2002, we acquired from Elan the North American rights and operational assets associated with the development, manufacture, sales, and marketing of ABELCET for $360.0 million plus acquisition costs. This transaction is being accounted for as a business combination. As part of the ABELCET acquisition, we entered into a long-term manufacturing and supply agreement with Elan, under which we continue to manufacture two products ABELCET and MYOCET. In February 2004, Elan sold its European sales and marketing business to Zeneus Pharma Ltd. ("Zeneus") and transferred the manufacturing and supply agreement to Zeneus. Under the terms of the 2002 ABELCET acquisition agreement, Zeneus has the right to market ABELCET in any markets outside of the U.S., Canada and Japan.

         Our agreement with Zeneus, as successor to Elan, requires that we supply Zeneus with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, we supplied ABELCET and MYOCET at fixed transfer prices which approximated our manufacturing cost. Beginning on July 1, 2004 through the termination of the agreement, we supply these products at our manufacturing cost plus fifteen percent for ABELCET and plus twenty percent for MYOCET. The agreement also provided that until June 30, 2004, we would calculate the actual product manufacturing costs on an annual basis and, to the extent that this amount was greater than the respective transfer prices, Zeneus would reimburse us for such differences. Conversely, if such actual manufacturing costs were less than the transfer price, we would reimburse Zeneus for such differences.

SALES AND MARKETING

         We have a sales and marketing team that includes a hospital-based sales force that markets ABELCET and a specialty oncology sales force that markets ONCASPAR and DEPOCYT in North America. We have provided exclusive marketing rights to Schering-Plough for PEG-INTRON worldwide and to Medac for ONCASPAR in most of Europe and parts of Asia. Our marketing strategies do not incorporate the use of any significant direct-to-consumer advertising.

         ABELCET is utilized in North America by hospitals, clinics and alternate care sites that treat patients with invasive fungal infections. In the U.S., ABELCET is sold primarily to drug wholesalers who, in turn, sell the product to hospitals and certain other third parties. We maintain contracts with a majority of our customers which allows those customers to purchase product directly from wholesalers. These contracts generally provide for pricing based on annual purchase volumes.

         We market ONCASPAR and DEPOCYT in North America through our specialty oncology sales force to hospital oncology centers, oncology clinics, and oncology physicians. We utilize an independent distributor in North America who sells the products to these customers.

         We market ADAGEN on a worldwide basis. We utilize independent distributors in certain territories, including the U.S., Europe and Australia.

MANUFACTURING AND RAW MATERIALS

         In the manufacture of ABELCET, we combine amphotericin B with DMPC and DMPG (two lipid materials) to produce an injectable lipid complex formulation of amphotericin B. We currently have two suppliers of amphotericin B and have a long-term supply agreement with our primary supplier, which is scheduled to terminate on March 1, 2006. We also have two suppliers of the lipid materials, neither of which is under a long term supply agreement. We believe that the current levels of inventory that we maintain, coupled with having two suppliers of materials, should provide us with sufficient time to find an alternative supplier if necessary.

         In the manufacture of ADAGEN and ONCASPAR, we combine activated forms of PEG with unmodified proteins (ADA for ADAGEN and L-asparaginase for ONCASPAR.) We have supply agreements for the unmodified protein (L-asparaginase) used in the manufacture of ONCASPAR. We do not have a long-term supply agreement for the raw polyethylene glycol material that we use in the manufacturing of our PEG products or the unmodified protein used in ADAGEN. We believe we maintain a level of inventory that should provide us sufficient time to find an alternate supplier, in the event it becomes necessary, without materially disrupting our business.

         In September 2003, Roche Diagnostics notified us that it had elected to terminate our ADA supply agreement as of June 12, 2004. Roche Diagnostics has indicated that it will continue to supply us with our requirements of ADA for a reasonable period of time after termination of our supply agreement as we work to develop another source of ADA. We are currently seeking to develop recombinant ADA as an alternative to the bovine derived product. This is a difficult and expensive undertaking and success cannot be assured. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, we will likely experience inventory shortages and potentially a period of product unavailability and/or a long term inability to produce ADAGEN. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations. Further, it could potentially result in significant reputational harm and regulatory difficulties.

         We purchase unmodified L-asparaginase for the manufacture of ONCASPAR for the North American market from Merck. Currently, we have a supply agreement with Merck; however, absent an amendment renewing the agreement, the period covered by our supply agreement with Merck will conclude on December 31, 2006.

         ADAGEN and ONCASPAR use our early PEG technology, which is not as advanced as the PEG technology used in PEG-INTRON or our products under development. Due, in part, to certain limitations of using our earlier PEG technology, we have had and will likely continue to have certain manufacturing problems with ADAGEN and ONCASPAR.

         Manufacturing and stability problems required us to implement voluntary recalls for one batch of ADAGEN in March 2001 and certain batches of ONCASPAR in June 2002, July 2004, September 2004, and March 2005.

         During 1998, we began to experience manufacturing problems with ONCASPAR. The problems were due to increased levels of white particulates in batches of ONCASPAR, which resulted in an increased rejection rate for this product. During fiscal 1999, we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR and instituted additional inspection and labeling procedures prior to distribution. During May 1999, the FDA required us to limit distribution of ONCASPAR to only patients hypersensitive to native L-asparaginase. As a result of certain manufacturing changes we made, the FDA withdrew this distribution restriction in November 1999.

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

         Since November 2002, the FDA and the Medicines and Healthcare products Regulatory Agency or MHRA, the government agency responsible for medicines and medical devices in the United Kingdom, have conducted follow-up inspections as well as routine inspections of our manufacturing facilities related to ABELCET, ONCASPAR and ADAGEN. Following certain of these inspections, the FDA has issued Form 483 reports, citing deviations from cGMP. We received the most recent Form 483 reports in October 2004 for our New Jersey facility and in August 2005 for our Indianapolis facility. We have or are in the process of responding to such reports with corrective action plans.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

         Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. In conjunction with the naming of our new executive management team, which began in December 2004, over the past several months we have been reinforcing our organizational commitment to intellectual property. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have been issued 163 patents in the U.S., of which 124 are currently active and many of which have foreign counterparts. These patents, without extensions, are expected to expire beginning in 2005 through 2022. We have also filed and currently have pending 41 patent applications in the U.S. Under our license agreements, we have access to large portions of Micromet's and Nektar's patent estates, as well as a small number of individually licensed patents. Of the patents owned or licensed by us, 7 relate to PEG-INTRON, 17 relate to ABELCET, and 3 relate to DEPOCYT. Although we believe that our patents provide adequate protection for the conduct of our business, we cannot assure you that such patents:

      o  will be of substantial protection or commercial benefit to us,

      o  will afford us adequate protection from competing products, or

      o  will not be challenged or declared invalid.

         We also cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

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

         The patent covering our original PEG technology, which we had licensed from Research Corporation Technologies, Inc., contained broad claims covering the attachment of PEG to polypeptides. However, this U.S. patent and its corresponding foreign patents have expired. Based upon the expiration of the Research Corporation patent, other parties may make, use, or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We have obtained and intend to continue to pursue patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We also have obtained patents relating to the specific composition of the PEG-modified compounds that we have identified or created. We will continue to seek such patents as we develop additional PEG-enhanced products. We cannot assure you that any of these patents will enable us to prevent infringement by unauthorized third parties or that competitors will not develop competitive products outside the protection that may be afforded by our patents.

         We are aware that others have also filed patent applications and have been granted patents in the U.S. and other countries with respect to the application of PEG to proteins and other compounds. Owners of any such patents may seek to prevent us or our collaborators from making, using or selling our products.

         During January 2002, we settled a patent infringement suit we had brought against Shearwater Corporation, a company that produces the branched PEG, or U-PEG, used in Hoffmann-La Roche's product, PEGASYS, a PEG-modified version of its alpha interferon product ROFERON-A. The settlement was part of a broad strategic alliance we formed with Nektar, Shearwater Corporation's parent corporation, in which Nektar agreed to pay us $3.0 million to cover our expenses incurred in defending our branched PEG patents and pay us 50% of any revenues it receives for the manufacture of Hoffmann-La Roche's PEGASYS. In addition, Enzon and Nektar agreed to cross license certain of their PEG intellectual property estates to each other. Also, Nektar gained the right to sublicense certain of our PEG patents to third parties and we will receive a royalty or a share of profit on final product sales. We retained the rights to use our PEG patents for our own proprietary products and products we may develop with co-commercialization partners.

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

         In the field of SCA proteins, we have several U.S. and foreign patents and pending patent applications, including a patent granted in August 1990 covering the genes needed to encode SCA proteins.

         In November 1993, Curis Inc. (formerly known as Creative BioMolecules Inc.) signed cross-license agreements with us in the field of our SCA protein technology and Curis' Biosynthetic Antibody Binding Site protein technology. In July 2001, Curis reported that it had entered into a purchase and sale agreement with Micromet, pursuant to which Curis assigned its single chain polypeptide technology to Micromet. In April 2002, we entered into a cross-license agreement with Micromet for our respective SCA intellectual property and have decided to jointly market such intellectual property with Micromet.

         Through our acquisition of ABELCET, we acquired several U.S., Canadian, and Japanese patents claiming the use and manufacture of ABELCET.

         In general, we have obtained licenses from various parties which we deem to be necessary or desirable for the manufacture, use, or sale of our products. These licenses generally require us to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to us. There can be no assurance that any licenses required under such patents will be available for license on acceptable terms or at all.

         We sell our products under trademarks that we consider in the aggregate to be of material importance. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

GOVERNMENT REGULATION

         The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the inspection, testing, manufacture, quality assurance, safety, effectiveness, labeling, packaging, storage, record-keeping, approval, and promotion of our products. All of our products will require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with other requirements, could adversely affect the commercialization of products that we are developing and our ability to receive product or royalty revenues.

         The steps required before a new drug or biological product may be distributed commercially in the U.S. generally include:

      o conducting appropriate preclinical laboratory evaluations of the product's chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product,

      o submitting the results of these evaluations and tests to the FDA, along with manufacturing information and analytical data, in an Investigational New Drug Application or IND,

      o making the IND effective after the resolution of any safety or regulatory concerns of the FDA, obtaining approval of Institutional Review Boards or IRBs, to introduce the drug or biological product into humans in clinical studies,

      o conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug or biological product candidate for the intended use, typically in the following three sequential, or slightly overlapping stages:

                        Phase I. The drug or biologic is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion,

                        Phase II. The drug or biologic is studied in patients to identify possible adverse effects and safety risks, to determine dose tolerance and the optimal dosage, and to collect initial efficacy data,

                        Phase III. The drug or biologic is studied in an expanded patient population at multiple clinical study sites, to confirm efficacy and safety at the optimized dose, by measuring a primary endpoint established at the outset of the study,

      o submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug or biological product to the FDA in a New Drug Application or NDA, for a drug product, or a Biologics License Application or BLA, for a biological product, and

      o obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug or biological product.

         An NDA or BLA must contain, among other things, data derived from non-clinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. Biological or drug products may not be marketed in the U.S. until approval of an NDA or BLA is received by the FDA.

         The approval process can take a number of years and often requires substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing therapies. If applicable, this procedure may shorten the traditional product development process in the U.S. Similarly, products that represent a significant improvement over existing therapies may be eligible for priority review with a target approval time of six months. Nonetheless, approval may be denied or delayed by the FDA or additional trials may be required. The FDA also may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Upon approval, a drug product or biological product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA, although information about off-label indications may be distributed in certain circumstances.

         In addition to obtaining FDA approval for each indication for which the manufacturer may market the drug, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with Current Good Manufacturing Practices and permit and pass inspections by the FDA. Moreover, the submission of applications for approval may require additional time to complete manufacturing stability studies. Foreign establishments manufacturing drug products for distribution in the U.S. also must list their products with the FDA and comply with Current Good Manufacturing Practices. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

         The Federal Food, Drug, and Cosmetic Act also mandates that drug products be manufactured consistent with Current Good Manufacturing Practices. In complying with the FDA's regulations on Current Good Manufacturing Practices, manufacturers must continue to spend time, money and effort in production, record-keeping, quality control, quality assurance, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with Current Good Manufacturing Practices. Failure to comply subjects the manufacturer to possible FDA action, such as:

      o  warning letters,

      o  suspension of manufacturing,

      o  seizure of the product,

      o  voluntary recall of a product,

      o  injunctive action, or

      o  possible civil or criminal penalties.

         To the extent we rely on third parties to manufacture our compounds and products, those third parties will be required to comply with Current Good Manufacturing Practices. We have undertaken a voluntary recall of certain lots of products in the past, and future recalls and costs associated with deviations from Current Good Manufacturing Practices are possible.

         Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, may be required. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to the product, including changes in indication, manufacturing or testing processes, manufacturing facility or labeling, an NDA or BLA supplement may be required to be submitted to the FDA.

         Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements are likely to cover the conduct of clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing. Such requirements can vary significantly from country to country. As part of our strategic relationships our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance.

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

         Moreover, we anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us or our collaborators to limit or eliminate spending on development projects and may otherwise impact us. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the U.S. or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Although Congress enacted the Medicare Prescription Drug Modernization and Improvement Act of 2003, which established a general Medicare outpatient prescription drug benefit beginning in 2006, significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development.

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

         PEG-INTRON was approved in the European Union and the U.S. for the treatment of hepatitis C in May 2000 and January 2001, respectively. ABELCET was approved in the U.S. in November 1995 and in Canada in September 1997. ONCASPAR was approved for marketing in the U.S. in February 1994, in Germany in November 1994, and in Canada in December 1997 for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. ADAGEN was approved by the FDA in March 1990. DEPOCYT received U.S. approval in April 1999. Except for these approvals, none of our other products have been approved for sale and use in humans in the U.S. or elsewhere.

         With respect to patented products, delays imposed by the government approval process may materially reduce the period during which we will have the exclusive right to exploit them.

         Our operations are also subject to federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous, toxic and radioactive substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental law will have a material adverse effect on our business, financial condition or results of operations. If, however, we were to become liable for an accident, or if we were to suffer an extended facility shutdown as a result of such contamination, we could incur significant costs, damages and penalties that could harm our business.

COMPETITION

   General

         Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors. These factors include but are not limited to the availability of patent and other protection of technology and products, the ability to commercialize products and technological developments, the ability to obtain governmental approval for testing, manufacturing and marketing of products, and the ability to enter into licensing and similar arrangements to facilitate the development of products and meet other business objectives. We compete with specialized biopharmaceutical firms and large pharmaceutical companies in North America, Europe and elsewhere, with respect to the licensing of and research and development of product candidates, as well as the commercialization of approved products. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Many of the companies we compete with are larger than us and have substantially greater resources. Certain of these companies, especially Merck and Pfizer, are able to compete effectively with us largely by virtue of their superior resources and the market's familiarity with their "brand names" regardless of the technical advantages or disadvantages of their products.

   ABELCET

         The intravenous or IV antifungal market in which ABELCET competes has been facing increasingly competitive market conditions. The products used to treat fungal infections are classified into four classes of drugs: Conventional Amphotericin B or ("CAB"), lipid-based CAB formulations, triazoles, and echinocandins. While we compete with all of these drugs, ABELCET is predominately used in more severely ill patients.

         CAB is a broad-spectrum polyene antifungal agent that is believed to act by penetrating the cell wall of a fungus, thereby killing it. CAB is particularly toxic to the kidneys, an adverse effect that often restricts the amount that can be administered to a patient. CAB is sold today as a significantly lower cost generic drug. Its usage has been declining, however, due to these toxicities.

         The lipid-based formulations of CAB include ABELCET, amphotericin B liposome for injection, which is marketed by Astellas Pharma US, Inc. ("Astellas") and Gilead Sciences ("Gilead") in the U.S., and amphotericin B cholesteryl sulfate complex for injection, which is marketed by Three Rivers Pharmaceuticals, LLC. These formulations provide the efficacy of CAB while limiting the toxicities that are inherent in its usage. Astellas' and Gilead's amphotericin B liposome for injection has proven to be a significant competitor to ABELCET. Astellas and Gilead have reduced the price of this lipid-based product in certain geographic markets, which has been increasing the competitive pressure on ABELCET. In addition, in May 2005, Astellas strengthened its antifungal franchise with the launch of a new systemic antifungal agent, micafungin sodium for injection, which is a member of the echinocandin class of antifungal agents, discussed below. To the extent we are not able to address this competitive pressure successfully or we deem it necessary to reduce the price of ABELCET in order to address this competitive threat, our market share, revenues or both could decrease, which could have a material adverse effect on our business, financial condition or results of operations.

         The triazoles, which include: fluconazole (marketed generically and under its brand name by Pfizer), itraconazole (marketed by Janssen Pharmaceuticals) and voriconazole (also marketed by Pfizer) have the least reported incidence of side effects as compared to other classes of antifungals. Triazoles are generally thought to be limited by a narrower spectrum of activity and have issues with drug-to-drug interactions and acquired resistance. The majority of triazole units sold in the U.S. are attributed to fluconazole. Fluconazole in particular is often used in "less compromised" patients as prophylaxis or first-line empirical therapy. Fluconazole patients are often switched to an amphotericin B product once a clinician is convinced that a patient has a fungal infection. Voriconazole is a second-generation triazole approved in May 2002 and is available in intravenous and oral formulations. Voriconazole carries a broader spectrum of activity than first generation triazoles; however, it carries with it a narrower spectrum of activity versus CAB and the lipid amphotericin B formulations, while also retaining the same potential for drug-to-drug interactions and resistance issues as the first generation triazoles. Voriconazole is indicated for the treatment of invasive aspergillosis, candidemia in nonneutropenic patients, esophageal candidiasis, and scedosporium apiospermum and fusariosis in patients intolerant of, or refractory to, other therapy.

         The echinocandins are the newest class of products to enter the IV antifungal market. These exhibit fewer of the CAB side effects but, like the triazoles, have a more limited spectrum of activity and less clinical data supporting widespread use across a variety of fungal pathogens. Caspofungin (marketed by Merck) was approved in the U.S. in January 2001 and was the first echinocandin to receive FDA approval. In March 2005, the FDA approved the second echinocandin, micafungin sodium for injection and in May 2005, Astellas launched this product in the U.S. Caspofungin is indicated for the treatment of invasive aspergillosis in patients who are refractory to or intolerant of other therapies, esophageal candidiasis and candidemia. Micafungin is indicated for the treatment of esophageal candidiasis and prophylaxis of candida infections in patients undergoing hematopoietic stem cell transplantation. Additional echinocandin products are in late-stage clinical development by pharmaceutical companies, including anidulafungin, which is being developed by Vicuron Pharmaceuticals Inc. Anidulafungin is currently under NDA review at the FDA. In June 2005, Pfizer and Vicuron announced a definitive merger agreement pursuant to which, on September 14, 2005, Pfizer acquired Vicuron.

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

   ONCASPAR

         Current standard treatment of patients with acute lymphoblastic leukemia includes administering unmodified L-asparaginase along with the drugs vincristine, prednisone and daunomycin. Studies have shown that long-term treatment with L-asparaginase increases the disease-free survival in high risk patients. ONCASPAR, our PEG-modified L-asparaginase product, is used to treat patients with acute lymphoblastic leukemia who are hypersensitive to unmodified forms of L-asparaginase. Currently, there is one unmodified form of L-asparaginase available in the U.S. and several available in Europe. We believe that ONCASPAR has two advantages over these unmodified forms of L-asparaginase: increased circulating blood life and generally reduced immunogenicity.

   PEG-INTRON

         PEG-INTRON, marketed by Schering-Plough, competes directly with Hoffmann-La Roche's PEGASYS. Schering-Plough and Hoffman-La Roche have been the major competitors in the global alfa interferon market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively. Due to the December 2004 launch of PEG-INTRON combination therapy in Japan, our PEG-INTRON royalties have increased over prior year levels in recent quarters. In September 2005, Hoffmann-LaRoche reported that PEGASYS combination therapy would receive a fast-track review in Japan and it expects approval in the third quarter of calendar 2006. Currently in markets outside of Japan, the PEGylated interferon-based combination therapy is a highly competitive market. Further, Schering-Plough has reported that the overall hepatitis C market has been contracting. We cannot assure you that this market contraction and competitive conditions will not offset the near-term positive impact of PEG-INTRON sales in Japan, which could result in lower PEG-INTRON royalties to us.

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

   Products under Development

         If approved, our U.S. formulation of ATG-FRESENIUS S will potentially compete with Genzyme Corporation's polyclonal antibody product, which is currently approved for the prevention of acute organ rejection in kidney transplant patients, as well as several other monoclonal antibody products marketed by large pharmaceutical companies, including Novartis' Simulect(R), which are also used to prevent organ rejection in kidney transplant patients.

   PEGylation

         We are aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. In addition, other companies have received FDA approval for PEGylated proteins or aptamers, including, Amgen's NEULASTA(R) (pegfilgrastin) and Pfizer's SOMAVERT(R) (pegvisomant for injection). Other than PEG-INTRON, our ONCASPAR and ADAGEN products, Hoffmann-La Roche's PEGASYS, Amgen's NEULASTA, Pfizer's SOMAVERT, and Eyetech's MACUGEN, we are not aware of any PEG-modified therapeutic proteins or aptamers that are currently available commercially for therapeutic use. Nevertheless, other drugs or treatments that are currently available or that may be developed in the future that treat the same diseases as those that our products are designed to treat may compete with our products.

   SCAs

         There are several technologies that compete with our SCA protein technology, including chimeric antibodies, humanized antibodies, human monoclonal antibodies, recombinant antibody Fab fragments, low molecular weight peptides and mimetics. These competing technologies can be categorized into two areas:

      o those modifying monoclonal antibodies to minimize immunological reaction to a foreign protein, which is the strategy employed with chimeric, humanized, and human monoclonal antibodies, and

      o those creating smaller portions of monoclonal antibodies, such as Fab fragments and low molecular weight peptides.

         We believe that the smaller size of our SCA proteins should permit better penetration into the tumor, result in rapid clearance from the blood, and be suitable for fusion proteins, such as immunotoxins. A number of organizations have active programs in SCA proteins. We believe that our patent position on SCA proteins will likely require companies that have not licensed our SCA protein patents to obtain licenses under our patents in order to commercialize their products. We cannot be sure, however, that other companies will not develop competing SCAs or other technologies that are not blocked by our SCA patents.

EMPLOYEES

         As of June 30, 2005, we employed 296 persons, including 18 persons with Ph.D. or M.D. degrees. At that date, 43 employees were engaged in research and development activities, 145 were engaged in manufacturing, 108 were engaged in sales, marketing and administration. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES

         As part of the ABELCET transaction, we assumed ownership of a 56,000 square foot manufacturing facility in Indianapolis, Indiana which produces ABELCET along with other products we manufacture for others on a contract basis. Our Indianapolis facility is not subject to any mortgage.

         The following are all of the facilities that we currently lease:

                                                                   Approx.
                                                                   Square     Approx.
          Location                       Principal Operations      Footage   Annual Rent   Lease Expiration
          --------                       --------------------      -------   -----------   ----------------
20 Kingsbridge Road Piscataway, NJ      Research & Development     56,000    $581,000(1)  July 31, 2021
300 Corporate Ct. S. Plainfield, NJ     Manufacturing              24,000    $183,000(2)  October 31, 2012
685 Route 202/206 Bridgewater, NJ       Administrative             32,000    $833,000(3)  January 31, 2008

(1) Under the terms of the lease, annual rent increases over the remaining term of the lease from $581,000 to $773,000.
(2) Under the terms of the lease, annual rent increases over the remaining term of the lease from $183,000 to $228,000.
(3) Under the terms of the lease, annual rent increases over the remaining term of the lease from $833,000 to $857,000.

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

         The following table sets forth the high and low sale prices for our common stock for the years ended June 30, 2005 and 2004, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.
                                                    High          Low
                                                 ------------  -----------
YEAR ENDED JUNE 30, 2005
First Quarter                                       $16.10       $11.01
Second Quarter                                       16.81        12.69
Third Quarter                                        14.07        10.02
Fourth Quarter                                       10.21         5.70

YEAR ENDED JUNE  30, 2004
First Quarter                                       $13.90       $10.51
Second Quarter                                       12.52        10.28
Third Quarter                                        18.40        11.97
Fourth Quarter                                       16.20        10.86

         As of September 21, 2005, there were 1,509 holders of record of our common stock.

DIVIDENDS

         We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information regarding outstanding options and shares reserved for future insurance under our equity compensation plans as of June 30, 2005 (in thousands, except per share data):

                                                                                                    Number of
                                                                                                    securities
                                                                                                    remaining
                                                                                                   available for
                                                                 Number of                            future
                                                                securities                           issuance
                                                               to be issued    Weighted-average    under equity
                                                                   upon         exercise price     compensation
                                                                exercise of     of outstanding        plans
                                                                outstanding        options,         (excluding
                                                                 options,        warrants and       securities
                                                               warrants and         rights         reflected in
Plan Category                                                     rights                            column a)
-------------                                                 --------------  -----------------  ---------------
                                                                    (a)               (b)                (c)
Equity compensation plans approved by security holders              5,622            $16.63             2,795
Equity compensation plans not approved by security holders              -              -                    -
                                                               --------------  -----------------  ---------------

Total                                                               5,622            $16.63             2,795
                                                               ==============  =================  ===============

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is our selected financial data for the five fiscal years ended June 30, 2005.

         Consolidated Statement of Operations Data (in thousands, except per share data):

                                                                      Years Ended June  30,
                                               --------------------------------------------------------------------

                                                   2005           2004           2003          2002        2001
                                               -------------  --------------  -----------  -----------  -----------
Consolidated Statements of Operations Data:
 Total revenues                                  $166,250        $169,571       $146,406     $75,805      $31,588
 Cost of sales                                     46,023          46,986         28,521       6,078        3,864
 Research and development expenses                 36,957          34,769         20,969      18,427       13,052
 Write-down of carrying value of
   investment                                           -           8,341         27,237           -            -
 Acquired in process research and
   development                                          -          12,000              -           -            -
 Restructuring charge                               2,053               -              -           -            -
 Other operating expenses                          70,642          60,433         39,782      16,687       11,796
 Operating income                                  10,575           7,042         29,897      34,613        2,876
 Interest and dividend income                       4,360          13,396          8,942      18,681        8,401
 Interest expense                                  19,829          19,829         19,828      19,829          275
 Other (expense) income, net                       (6,768)          6,776         26,938       3,218           11
 Income tax (benefit) provision                    77,944           3,177            223      (9,123)        (512)
 Net (loss) earnings available for common
   stockholders                                   (89,606)          4,208         45,726      45,806       11,525
 Net (loss) earnings per common shares
  Basic                                           ($2.06)          $0.10           $1.06      $1.07         $0.28
  Diluted                                         ($2.06)          $0.10           $1.05      $1.04         $0.26


                                                   2005            2004          2003           2002       2001
                                               -------------  --------------  -----------  -----------  -----------
Consolidated Balance Sheet Data:
 Current assets                                  $212,053        $177,462       $152,847    $221,462     $455,521
 Current liabilities                               37,854          31,664         34,345      19,701        9,410
 Total assets                                     650,861         722,410        728,566     610,748      549,675
 Other long-term obligations                       10,505           1,655          2,637         552        1,276
 Long-term debt                                   399,000         400,000        400,000     400,000      400,000
 Total stockholders' equity                       203,502         289,091        291,584     190,495      138,989


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

         We are a biopharmaceutical company that discovers, develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of our proprietary technologies, as well as through strategic transactions and partnerships. Our revenues are comprised of sales of four FDA approved products, as well as royalties on sales of products that use our technology. In addition, we manufacture ABELCET and MYOCET for Zeneus and the injectable multivitamin, MVI(R) for Mayne Group Limited ("Mayne") in our manufacturing facility. Our expenditures relate to the development of additional products under various stages of development, as well as costs related to the sales and manufacture of our products.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash reserves, including cash, cash equivalents, and marketable securities, as of June 30, 2005 were $225.1 million, as compared to $186.2 million as of June 30, 2004. The increase in cash reserves is the result of net cash provided by operating activities and net proceeds from the sale of equity securities, which were primarily related to the sale of 1.1 million shares of NPS common stock. These increases were offset in part by cash used for capital expenditures and net cash used for financing activities.

         During the year ended June 30, 2005, net cash provided from operating activities was $22.3 million, as compared to $37.1 million for the year ended June 30, 2004 and $58.2 million for the year ended June 30, 2003. Cash provided by operating activities during the year ended June 30, 2005 consisted of our net loss of $89.6 million offset by a net decrease in our operating assets and liabilities of $9.6 million and non-cash reconciling items related to (i) an increase in the valuation allowance associated with our deferred tax assets of $79.4 million, (ii) depreciation and amortization charges of $22.7 million,
(iii) a gain recognized on the sale of equity investments of $12.9 million, and
(iv) other adjustments of $6.5 million. During the year ended June 30, 2004, net cash generated from operating activities was $37.1 million, principally reflecting our net income of $4.2 million, depreciation and amortization of $22.1 million, other non-cash charges of $11.5 million, acquired in process research and development of $12.0 million, the write-down of the carrying value of our investment in Micromet of $8.3 million, and a net increase in operating assets and liabilities of $2.0 million. During the year ended June 30, 2003, net cash generated from operating activities was $58.2 million, primarily reflecting our net income of $45.7 million and the effect of non-cash amounts for the merger termination fee received from NPS in the form of NPS common stock of $34.6 million, the write-down of the carrying value of our investment in Nektar of $27.2 million, depreciation and amortization of $13.8 million, deferred taxes of $4.4 million, and lower working capital of $10.5 million.

         Net cash used in investing activities totaled $43.6 million for the year ended June 30, 2005, as compared to $26.8 million and $106.4 million for the years ended June 30, 2004 and 2003, respectively. Cash used in investing activities during the year ended June 30, 2005 consisted of net cash used for purchases of marketable securities of $63.3 million and capital expenditures of $3.1 million, offset in part by cash proceeds of $22.8 million from the sale of equity securities, of which $22.5 million was related to the sale of 1.1 million shares of NPS common stock. Cash provided by investing activities during the year ended June 30, 2004 consisted of net proceeds from sales of marketable securities of $8.4 million, which was offset by cash used in investing activities of $6.4 million for purchases of property and equipment and $12.0 million for acquired in process research and development. Cash used in investing activities during the year ended June 30, 2003 related to $11.2 million for purchases of property and equipment, $369.3 million for the acquisition of the North American ABELCET business, and $12.2 million for the North American license of DEPOCYT. These items were partly offset by net proceeds from sales of marketable securities totaling $286.3 million for the year ended June 30, 2003.

         Net cash used in financing activities for the year ended June 30, 2005, was $0.6 million, as compared to net cash provided by financing activities of $0.5 million, and $1.1 million for the years ended June 30, 2004 and 2003, respectively. Cash used in financing activities for the year ended June 30, 2005 consisted of a $0.8 million gain related to the redemption of a portion of our convertible notes, offset in part by cash proceeds of $0.2 million from common stock issued under our stock option plans. Financing activities for the year ended June 30, 2004 were related to proceeds from common stock issued under our stock option plans. Financing activities for the year ended June 30, 2003 were primarily related to proceeds from common stock issued under our stock options plans and the payment of preferred stock dividends.

         As of June 30, 2005, we had $399.0 million of convertible subordinated notes outstanding that bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $9.0 million as of June 30, 2005. In May 2005, through a privately negotiated transaction, we redeemed approximately $1.0 million of the notes in exchange for a cash payment comprised of $0.8 million representing the aggregate principal amount and $0.1 million representing accrued interest. For a more detailed description of the terms of our convertible subordinated notes see discussion "Contractual Obligations" below.

         Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; short-term investments; marketable and equity securities; sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET(R); royalties earned, which are primarily related to sales of PEG-INTRON(R); and contract manufacturing revenue. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the foreseeable future; however we may seek additional financing to meet the maturity of our convertible note. (See "Risk Factors - Risks Related to our Subordinated Notes and Common Stock.")

         While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the foreseeable future, we may seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

         As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2005 we are not involved in any SPE transactions.

CONTRACTUAL OBLIGATIONS

         Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, our convertible debt and our license agreements with collaborative partners.

         As of June 30, 2005, we had $399.0 million of convertible subordinated notes outstanding that bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year beginning January 2, 2002. Accrued interest on the notes was $9.0 million as of June 30, 2005 which was paid on July 1, 2005. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. Since July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.

         In April 2002, we entered into an agreement with Micromet to identify and develop antibody-based therapeutics. In June 2004 we amended this agreement and extended this collaboration until September 2007. We have an obligation to fund 50% of research and development expenses for certain activities relating to SCA for the collaboration through September 2007.

         In August 2005, we entered into an agreement with Nektar to terminate our joint development agreement formed in January 2003 for up to three products using Nektar's pulmonary delivery technologies. As a result of the termination, we have no further financial obligation to Nektar with respect to the product development collaboration.

         Our strategic alliance with SkyePharma provides for the two companies to combine their drug delivery technologies and expertise to jointly develop up to three products for future commercialization. Research and development costs related to the jointly developed products will be shared equally based on an agreed upon annual budget, and future revenues generated from the commercialization of jointly-developed products will also be shared equally. In addition, SkyePharma is entitled to a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase 2 clinical development.

         Under our exclusive license for the right to sell, market and distribute SkyePharma's DEPOCYT product, we were required to purchase minimum levels of finished product for calendar 2003 of 90% of the previous year sales by SkyePharma and a sales level of $5.0 million for each subsequent calendar year. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annualized run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25 million for four consecutive quarters. We are also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment is incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007. To date, SkyePharma has not been entitled to any of the milestone payments defined under the agreement.

         Under our agreement with Fresenius Biotech we are responsible for North American clinical development, approval, and commercialization of ATG-FRESENIUS
S. In September 2004, we made a $1.0 million milestone payment to Fresenius Biotech upon FDA approval of an Investigational New Drug Application. We are obligated to make another milestone payment of $1.0 million upon submission of a Biologics License Application. Upon the commercialization of the product in North America, we will purchase the finished product from Fresenius Biotech at a specified percentage of net sales.

         In March 2005, we terminated the agreements we entered into with Inex in January 2004 regarding the development and commercialization of Inex's proprietary oncology product, MARQIBO. In connection with the termination, we paid Inex a final payment of $5 million in satisfaction of all of our financial obligations under the original agreement, including development expenses and milestone payments.

         The Company leases three facilities in New Jersey. Future minimum lease payments and commitments for operating leases total $14.4 million.

         Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.

         The following chart represents our contractual cash obligations aggregated by type as of June 30, 2005 (in millions):

                                                                          Payments due by period
                                                           ------------------------------------------------------

                                                                       Less                             More
                                                                      than 1     1 - 3      3 - 5       than 5
Contractual Obligations and Commercial Commitments (1)      Total      Year      Years      Years       years
---------------------------------------------------       ---------  ---------  ---------  ---------  ----------
Long-term debt including current portion (2)                 $399.0    $   -           -     $399.0      $   -
Operating lease obligations                                    14.4      1.5         2.7         1.7       8.5
Inventory purchase obligations                                 39.0      5.9        10.7        10.0      12.5
Interest due on long-term debt                                 62.9     18.0        35.9         9.0         -
                                                           ---------  ---------  ---------  ---------  ----------

Totals                                                       $515.3    $25.4       $49.3      $419.7     $21.0
                                                           =========  =========  =========  =========  ==========

(1) The table does not include milestone commitments of $25 million which are only payable upon the occurrence of future events.

(2)      Our convertible notes are payable on July 1, 2008.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2005, 2004, AND 2003

         Revenues. Total revenues for the year ended June 30, 2005 were $166.3 million compared to $169.6 million for the year ended June 30, 2004 and $146.4 million for the year ended June 30, 2003. The components of revenues are product sales, contract manufacturing revenue, royalties we earn on the sale of our products by others, and contract revenues.

         Net product sales for the year ended June 30, 2005 decreased by 8% to $99.2 million compared to $107.9 million for the year ended June 30, 2004. The decrease in net product sales was attributable to a decline in North American sales of our intravenous antifungal product, ABELCET, due to increasingly competitive market conditions. During the year ended June 30, 2005, North American ABELCET sales were $51.2 million, as compared to $67.7 million for the year ended June 30, 2004. ONCASPAR net sales increased to $21.2 million for the year ended June 30, 2005, as compared to $18.1 million for the year ended June 30, 2004 primarily due to a higher weighted average price. ADAGEN net sales were $19.3 million, as compared $17.1 million for the year ended June 30, 2004. The growth in ADAGEN sales for the year ended June 30, 2005 was primarily driven by an increase in the number of patients over the prior year, as well as a higher weighted average price. DEPOCYT net sales were $7.5 million for the year ended June 30, 2005, as compared to $5.0 million for the year ended June 30, 2004 primarily due to increased demand, which reflects more focused sales and marketing efforts, and to a lesser extent a higher weighted average price.

         Net product sales for the year ended June 30, 2004 increased by 82% to $107.9 million, as compared to $59.3 million for the year ended June 30, 2003 due to the acquisitions of the North American commercialization rights to ABELCET and DEPOCYT during the year ended June 30, 2003, as well as higher sales of ONCASPAR and ADAGEN. During the year ended June 30, 2004, North American ABELCET sales were $67.7 million, as compared to $28.4 million for the year ended June 30, 2003. In November 2002, we acquired the North American ABELCET business from Elan. ONCASPAR net sales increased to $18.1 million for the year ended June 30, 2004 compared to $12.4 million for the year ended June 30, 2003. ONCASPAR growth was primarily driven by increased demand, which reflects additional sales and marketing efforts to support ONCASPAR. In June 2002, we reacquired the North American rights to ONCASPAR from Sanofi-Aventis. Net sales of ADAGEN were $17.1 million for the year ended June 30, 2004, as compared to $16.0 million for the year ended June 30, 2003. ADAGEN's growth reflects an increase in the number of patients receiving ADAGEN therapy. DEPOCYT net sales were $5.0 million for the year ended June 30, 2004, as compared to $2.5 million for the year ended June 30, 2003 primarily due to our January 2003 acquisition of the North American commercialization rights to DEPOCYT from SkyePharma.

         Contract manufacturing revenue for the year ended June 30, 2005 was $15.6 million compared to $12.9 million for the year ended June 30, 2004 and $8.7 million for the year ended June 30, 2003. Contract manufacturing revenues were comprised of revenues from the manufacture of MYOCET and ABELCET for the European market, and to a lesser extent the manufacture of an injectable multivitamin, MVI, for Mayne. Our contract manufacturing revenue commenced in November 2002, when we entered into a long-term manufacturing and supply agreement with Elan for the manufacture of MYOCET and ABELCET for the European market in connection with our acquisition of the North American ABELCET business. During February 2004, Elan sold its European sales and marketing business to Zeneus, which included the transfer of the manufacturing and supply agreement. Approximately $1.7 million of the $12.9 million of contract manufacturing revenue recorded during the year ended June 30, 2004 related to a payment of $1.7 million from Elan related to previously disputed invoices.

         Royalties for the year ended June 30, 2005 increased to $49.8 million, as compared to $47.7 million for the year ended June 30, 2004. Royalties are primarily comprised of royalties we receive on sales of PEG-INTRON, a PEG enhanced alpha interferon product that is marketed worldwide by Schering-Plough for the treatment of hepatitis C. The improvement in royalties over the prior year was due to the January 2005 launch of MACUGEN in the U.S. for the treatment of neovascular (wet) age-related macular degeneration (AMD), an eye disease associated with aging that destroys central vision, and to a lesser extent the December 2004 launch of PEG-INTRON combination therapy in Japan. Under a strategic alliance we formed in 2002 with Nektar, Nektar provides Eyetech with PEGylation technology for use in MACUGEN and we receive a share of the royalties Nektar receives from Eyetech.

         Royalties for the year ended June 30, 2004 decreased to $47.7 million compared to $77.6 million for the year ended June 30, 2003. The decrease was primarily due to increased competition, as well as contracting market conditions. In December 2002, Hoffmann-La Roche launched a PEGylated interferon-based combination therapy for hepatitis C that competes directly with Schering-Plough's PEG-INTRON combination therapy. Prior to December 2002, PEG-INTRON was the only approved PEGylated interferon.

         Due to the December 2004 launch of PEG-INTRON combination therapy in Japan, we believe royalties from sales of PEG-INTRON may continue to be positively impacted in the near term. In September 2005, Hoffmann-LaRoche reported that it received fast-track review in Japan for its PEGylated interferon-based combination therapy with approval expected in the third quarter of calendar 2006. In markets outside of Japan, PEG-INTRON competes in a highly competitive market that Schering-Plough has reported is experiencing contracting market conditions. We cannot assure you that the positive impact of PEG-INTRON in Japan will offset this market contraction and competitive conditions or that any particular sales levels of PEG-INTRON will be achieved or maintained.

         Since December 2004, a new executive management team has been named and a significant focus is being placed on improving our revenues by supporting our four marketed brands, ABELCET, ONCASPAR, ADAGEN, and DEPOCYT, and expanding their market potential through new initiatives. Despite our efforts, North American sales of ABELCET may continue to be negatively impacted by the increasingly competitive conditions in the intravenous antifungal market due to the introduction of newer agents from Pfizer, Merck, and Astellas, as well as increased pricing pressure in the lipid-based amphotericin B market. We cannot assure you that our efforts to support our products will be successful or that any particular sales levels of ABELCET, ONCASPAR, ADAGEN, and DEPOCYT will be achieved or maintained.

         Contract revenues for the year ended June 30, 2005 increased to $1.7 million, as compared to $1.0 million for the year ended June 30, 2004. The increase was attributable to revenue related to an agreement with Pharmagene plc to apply our proprietary PEG technology to engineer an enhanced version of Pharmagene's drug candidate, PGN0052.

         Contract revenues for the year ended June 30, 2004 were $1.0 million, as compared to $0.8 million for the year ended June 30, 2003. The increase was due to the recognition of revenue related to a $3.5 million technology access fee, which we received in connection with a strategic collaboration with SkyePharma formed in January 2003. The $3.5 million payment is being recognized into income based on the term of the agreement.

         We had export sales and royalties recognized on export sales of $52.4 million for the year ended June 30, 2005, $44.3 million for the year ended June 30, 2004 and $40.2 million for the year ended June 30, 2003. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $36.7 million for the year ended June 30, 2005, $34.7 million for the year ended June 30, 2004 and $35.5 million for the year ended June 30, 2003.

         Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net product sales and manufacturing revenue, increased to 40% for the year ended June 30, 2005 as compared to 39% for the year ended June 30, 2004. The increase was attributable to inventory write-offs, as well as increased capacity costs.

         Cost of sales and manufacturing revenue, as a percentage of net product sales and manufacturing revenue, improved to 39% for the year ended June 30, 2004 as compared to 42% for the year ended June 30, 2003. The decrease was principally due to the higher 2003 inventory costs as a result of certain purchase accounting adjustments to the inventory acquired with the ABELCET acquisition, which was sold during the year ended June 30, 2003, and $1.7 million of manufacturing revenue for the year ended June 30, 2004 which related to a payment from Elan for invoices that had no related cost of sales for the period.

         Research and Development Expense. Research and development expenses consist primarily of salaries and benefits; patent filing fees; contractor and consulting fees, principally related to clinical and regulatory projects; costs related to research and development partnerships or licenses; drug supplies for clinical and preclinical activities; as well as other research supplies and allocated facilities charges.

         Research and development expenses increased to $37.0 million for the year ended June 30, 2005, as compared to $34.8 million for the year ended June 30, 2004. The increase was attributable to increased costs related to MARQIBO, which included the impact of a $5.0 million payment related to the termination of our partnership with Inex, as well as increased personnel-related expenses. These increases were offset in part by decreased spending related to clinical and preclinical development programs, which was primarily attributable to the termination of our clinical development program for Pegamotecan.

         Research and development expenses increased to $34.8 million for the year ended June 30, 2004, as compared to $21.0 million for the year ended June 30, 2003. The increase was primarily due to increased spending related to (i) our antibody collaboration with Micromet; (ii) our clinical development programs for Pegamotecan and a U.S. formulation of ATG FRESENIUS S; (iii) a partnership with Inex for MARQIBO; (iv) preclinical programs; and (v) personnel-related expenses.

         Selling, General and Administrative Expense. Selling expenses consist primarily of salaries and benefits for our sales and marketing personnel, as well as other commercial expenses and marketing programs to support our sales force. General and administrative expenses consist primarily of salaries and benefits; outside professional services for accounting, audit, tax, legal, and investor activities; and allocations of facilities costs.

         Selling, general and administrative expenses for the year ended June 30, 2005 increased to $57.2 million, as compared to $47.0 million. The increase was primarily due to increased sales and marketing costs of $6.9 million and increased general and administrative costs of $3.3 million. The increase in sales and marketing costs was attributable to (i) our oncology sales operations,
(ii) MARQIBO, and (iii) our hospital-based sales operations. The increase in general and administrative costs was primarily attributable to increased accounting and related fees associated with our Sarbanes-Oxley Act compliance activities, as well as an increase in personnel-related costs, including executive-level search fees and relocation expenses.

         Selling, general and administrative expenses for the year ended June 30, 2004 increased to $47.0 million, as compared to $30.6 million in 2003. The increase was primarily due to increased sales and marketing expenses related to
(i) the hiring of our North American sales force in connection with our acquisition of ABELCET; (ii) the continued build out of a sales and marketing presence in oncology for ONCASPAR and DEPOCYT; and (iii) personnel-related expenses.

         Amortization. Amortization expense was $13.4 million for the year ended June 30, 2005, as compared to $13.4 million for the year ended June 30, 2004 and $9.2 million for the year ended June 30, 2003. Amortization expense is related to the intangible assets acquired in connection with the ABELCET acquisition during November 2002. Amortization of intangible assets is provided over their estimated lives ranging from 3-15 years on a straight-line basis.

         Write-down of investment. During the year ended June 30, 2004, we recorded a write-down of the carrying value of our investment in Micromet that resulted in a non-cash charge of $8.3 million. In April 2002, we entered into an agreement with Micromet, which was amended in June 2004, related to antibody-based therapeutics. In connection with the April 2002 agreement, we made an $8.3 million investment in Micromet in the form of a convertible note that is payable to us in March 2007 and bears interest at an annual rate of 3%. This note is convertible into Micromet common stock at the election of either party. Our decision to write-down the note was based on a decline in the estimated fair value of this investment that was deemed to be other-than-temporary.

         During the year ended June 30, 2003, we recorded a write-down of the carrying value of our investment in Nektar that resulted in a non-cash charge of $27.2 million. As part of our January 2002 agreement with Nektar, we purchased $40.0 million of newly issued Nektar convertible preferred stock which is currently convertible into Nektar common stock at a conversion price of $22.79 per share. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, and additional investments. As a result of a continued decline in the price of Nektar's common stock that was determined to be other-than-temporary, we recorded a write-down of the carrying value of our investment in Nektar. The adjustment was calculated based on an assessment of the fair value of the investment at the time of the write-down.

         The estimated fair value of the Nektar preferred stock was determined by multiplying the number of shares of common stock that would be received based on the conversion rate in place as of the date of the agreement ($22.79 per share) by the closing price of Nektar common stock on December 31, 2002, less a 10% discount to reflect the fact that the shares were not convertible as of the December 31, 2002 valuation date.

         Acquired In-Process Research and Development. Acquired in-process research and development for the year ended June 30, 2004 was $12.0 million. This expense was attributable to an up-front payment that we made to Inex related to the execution of a partnership for the clinical development of MARQIBO.

         Restructuring Charge. During the year ended June 30, 2005 we incurred charges totaling $2.1 million pertaining to a realignment of our costs through a restructuring. This decision was based on the aforementioned increasingly competitive conditions in the intravenous antifungal market, as well as the discontinuation of certain research and development projects. The charges were primarily attributable to employee termination benefits.

         Other income (expense). Other income (expense) for the year ended June 30, 2005 was an expense of $22.2 million, as compared to income of $0.3 million for the year ended June 30, 2004 and income of $16.1 million for the year end June 30, 2003. Other income (expense) includes: net investment income, interest expense, and other income. Other income (expense) for the year ended June 30, 2003 also included income related to a merger termination fee.

         Net investment income for the year ended June 30, 2005 decreased by $9.0 million to $4.4 million, as compared to $13.4 million for the year ended June 30, 2004. This decrease was principally due to the prior year's sale of 880,075 shares of Nektar Therapeutics common stock that resulted in a net gain of approximately $11.0 million, which was recorded during the year ended June 30, 2004. This decrease in investment income was partially offset by a $2.0 increase in interest income for the year ended June 30, 2005, as compared to the year ended June 30, 2004.

         Net investment income for the year ended June 30, 2004 increased by $4.5 million to $13.4 million for the year ended June 30, 2004, as compared to $8.9 million for the year ended June 30, 2003. The increase was primarily due to a net realized gain of $11.0 million principally related to the sale of approximately 50% of our investment in Nektar. The increase was partially offset by a decrease in our interest-bearing investments as a result of the previous year's purchase of the North American rights to ABELCET in November 2002 for a cash payment of $360.0 million plus acquisition costs, as well as a decrease in interest rates.

         Interest expense was $19.8 million for each of the years ended June 30, 2005, 2004, and 2003. Interest expense is related to the 4.5% convertible subordinated notes, which were outstanding for each of the periods.

         During the year ended June 30, 2003, we recorded NPS merger termination income of $26.9 million. This amount reflects the aggregate consideration of $34.6 million we received from NPS in the form of NPS common stock related to the termination of our proposed merger with NPS in June 2003 net of $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal, and accounting fees).

         Other income (expense) is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar.") For the year ended June 30, 2005, other expense was $6.8 million, as compared to other income of $6.8 million for the year ended June 30, 2004. During the year ended June 30, 2005, we recognized (i) a realized loss of $0.6 million related to the sale and repurchase of 375,000 shares of NPS common stock, (ii) an unrealized gain of $1.5 million related to change in the fair value of the Collar, and (iii) a realized loss of $8.4 million related to the maturation of a portion of the Collar and the sale of the underlying shares. These amounts were partially offset by other miscellaneous non-operating income of $0.7 million for the year ended June 30, 2005. For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 13 to the Notes to the accompanying Consolidated Financial Statements - Merger Termination Agreement.

         For the year ended June 30, 2004, other income was $6.8 million, as compared to other income of $0.1 million for the year ended June 30, 2003. During the year ended June 30, 2004, we recognized (i) an unrealized gain of $2.3 million related to the change in the fair value of our NPS common stock (ii) a realized gain of $2.4 million related to the sale and repurchase of 1.1 million shares of NPS common stock, and (iii) an unrealized gain of $1.7 million related to change in the fair value of the Collar. There was $0.4 million of other miscellaneous non-operating income for the year ended June 30, 2004.

         Income taxes. During the year ended June 30, 2005, we recorded a non-cash charge of $77.9 million, which represents a full reserve against our existing deferred tax assets of $68.2 million, a deferred tax liability charge of $10.6 associated with our goodwill, as well as a $0.9 million income tax provision for the twelve months ended June 30, 2005. This charge was determined based on our assessment of the likelihood that we will benefit from these assets. Realizing a benefit is ultimately dependent on our ability to generate sufficient future taxable income prior to the expiration of the tax benefits that are recognized as deferred tax assets on our balance sheet. Based on an analysis of the continued decline in our ABELCET revenues, which reflect the previously mentioned competitive conditions in the intravenous antifungal market, as well as the potential impact these conditions may have on our future financial performance, we determined that it was more likely than not that we would not realize the tax benefits attributable to our deferred tax assets.

         For the year ended June 30, 2004 we recognized a net tax expense of approximately $3.2 million for federal and state purposes, as compared to net tax expense of $0.2 million for the year ended June 30, 2003. Income tax expense for the year ended June 30, 2004 is comprised of a tax provision for income taxes payable and a charge of $2.7 million primarily related to an increase in our valuation allowance for certain research and development tax credits and capital losses based on our assessment that it was more likely than not that we would be able to utilize these assets. During the year ended June 30, 2004, we sold approximately $3.2 million of our state net operating loss carryforwards for proceeds of $0.3 million (which was recorded as a tax benefit) and we purchased approximately $23.5 million of gross state net operating loss carryforwards for $1.5 million.

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

         Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All professional accounting standards effective as of June 30, 2005 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

         The following is a summary of reductions of gross sales accrued as of June 30, 2005 and June 30, 2004 (the end of our last fiscal year):

                                                June 30, 2005      June 30, 2004
                                                -------------      -------------
     Accounts Receivable Reductions
          Chargebacks                               $6,137             $7,803
          Cash Discounts                               265                414
          Other (including returns)                    840                568
                Total                               $7,242             $8,785
     Accrued Liabilities
           Medicaid Rebates                         $2,604             $2,011
           Administrative Fees                         347                640
                Total                               $2,951             $2,651

         There were no revisions to the estimates for gross to net sales adjustments that would be material to income from operations for the year ended June 30, 2005 and 2004.

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

         Under the asset and liability method of Statement of Financial Accounting Standards ("SFAS") No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe that it is more likely than not that our net deferred tax assets will not be realized, including our net operating losses from operating activities and stock option exercises, based on future operations.

         We assess the carrying value of our cost method investments in accordance with SFAS No. 115 and SEC Staff Accounting Bulletin (SAB) No. 59. Commencing with the first quarter of the year ended June 30, 2005 the Company began evaluating its investments in accordance with EITF 03-01, the Meaning of Other-Than-Temporary Impairment and its application to Certain Investments. An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances changes.

         In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination, are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company completed its annual goodwill impairment test during July 2005, which indicated that goodwill was not impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the Company level because we are in one reporting unit and consists of two steps. First, we determine the fair value of our reporting unit and compares it to the carrying amount. Second, if the carrying amount of our reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of our goodwill. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated; however, if fair values are less than recorded values, we would record a charge for the impairment, such a charge may have a material adverse effect on our future results of operations. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives.

         Through June 30, 2005, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant of options to employees and members of the Board of Directors only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and
Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our financial statements.

         In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term, "conditional asset retirement obligations," as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective for fiscal years ending after December 15, 2005. The adoption of this Interpretation is not expected to have a material effect on our consolidated financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R no later than July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have evaluated the requirements of SFAS 123R and determined the adoption of SFAS 123R will result in a material impact on our consolidated results of operations and earnings per share. We have adopted the new standard effective July 1, 2005 and have selected the Black-Scholes method of valuation for stock based compensation. The charge will be distributed and reported in research and development and selling, general and administrative expenses.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We adopted SFAS 153 on July 1, 2005 and do not expect it to have a material impact on our consolidated results of operations and financial condition.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. On July 1, 2005, we adopted SFAS 151 and do not expect its adoption to have a material impact on our consolidated results of operations and financial condition.

         In response to the enactment of the American Job Creation Act of 2004 (the "Jobs Act") on October 22, 2004 the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004. FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in deduction is up to nine percent of the lesser of taxable income or "qualified production activities income." The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, we will recognize a reduction in our provision for income taxes for domestic production activities in the quarterly periods in which we are eligible for the deduction.

         In March 2004, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, "Meaning of Other Than Temporary Impairment", which addressed other-than-temporary impairment for certain debt and equity investments. Various disclosure requirements of Issue 03-01 had been finalized previous to issuance and were required as of June 30, 2004. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing "other-than-temporary" guidance during the period of delay until a final consensus is reached. The disclosure requirements set forth in Issue 03-01 were not delayed as a result of the issued FSP. Our management does not anticipate the issuance of the final consensus will have a material impact on our financial condition, results of operations, or liquidity.

RISK FACTORS

         OUR BUSINESS IS HEAVILY DEPENDENT ON THE CONTINUED SALES OF PEG-INTRON AND ABELCET. IF REVENUES FROM EITHER OF THESE PRODUCTS FAIL TO INCREASE OR MATERIALLY DECLINE, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE MATERIALLY HARMED.

         Our results of operations are heavily dependent on the revenues derived from the sale and marketing of PEG-INTRON and ABELCET. Under our agreement with Schering-Plough, pursuant to which Schering-Plough applied our PEG technology to develop a modified form of Schering-Plough's INTRON A, we are receiving royalties on worldwide sales of PEG-INTRON. During the fiscal year ended June 30, 2005, total royalties comprised approximately 30% of our total revenues. During 2002, Hoffmann-La Roche received FDA and European Union approval for PEGASYS, which competes with PEG-INTRON in all international markets. The launch of PEGASYS has led to greater competitive pressure on PEG-INTRON sales. PEGASYS has continued to take market share away from PEG INTRON and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PEG-INTRON in certain markets where it competes with PEGASYS and the royalties we receive on those sales have declined. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and lower royalties to us.

         Although during the year ended June 30, 2005, Schering-Plough received approval for and launched PEG-INTRON in Japan, in combination with REBETOL for the treatment of hepatitis C, there can be no assurance that Schering-Plough will successfully market PEG-INTRON in Japan. In September 2005, Hoffmann-LaRoche reported that PEGASYS combination therapy would receive a fast-track review in Japan and approval is expected during the third quarter of calendar 2006. Hoffmann-La Roche's subsidiary (Chugai Pharmaceutical Co. LTD) currently markets other pharmaceutical products in Japan. Even if Schering-Plough continues to be successful marketing PEG-INTRON in Japan, it is likely that the future launch in Japan of Hoffmann-La Roche's competing PEGylated interferon-based combination therapy will have a negative impact on PEG-INTRON's Japanese market share and sales.

         Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval, manufacturing and marketing PEG-INTRON on an exclusive basis. Currently, Schering-Plough markets PEG-INTRON worldwide both as a monotherapy and as a combination therapy for the treatment of hepatitis C. If Schering-Plough fails to effectively market PEG-INTRON or discontinues the marketing of PEG-INTRON for these indications, this would have a material adverse effect on our business, financial condition and results of operations.

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

          During the year ended June 30, 2005, net sales of ABELCET in North America accounted for $51.2 million or approximately 31% of our total revenues and we expect that ABELCET will account for a significant portion of our future total revenues. The continued sale of newer products from Merck and Pfizer in the antifungal market, as well as the entry of a new product from Astellas Pharma (formerly Fujisawa Healthcare, Inc.), is currently negatively impacting ABELCET sales, as clinicians explore the use of these other therapeutic agents. Vicuron Pharmaceuticals, which in September 2005 was acquired by Pfizer, is expected to obtain approval for and introduce an additional new product in the antifungal market within the next year. In addition, Astellas Pharma and Gilead Pharmaceuticals are currently marketing

AMBISOME, and Three Rivers Pharmaceuticals, Inc. is marketing AMPHOTEC, each of which is a lipid-based version of amphotericin B, for the treatment of fungal infections. AMBISOME and AMPHOTEC compete with ABELCET and sales of these competitive products have resulted in greater competitive pressure on ABELCET sales. During the fiscal year ended June 30, 2005, we began to experience increasing pricing pressure with respect to ABELCET. In particular, Astellas Pharma and Gilead Sciences, Inc., have aggressively lowered the price of their product in certain regions and for certain customers in the U.S. This has resulted in the shrinkage or loss of certain of our customer accounts. We are developing strategies to address this competitive threat, but there can be no assurance as to when or whether we will be successful in stopping or reversing this trend. During the year ended June 30, 2005, North American ABELCET sales decreased by $16.5 million or 24% to $51.2 million, as compared to $67.7 million for the year ended June 30, 2004. While we are developing and implementing strategies to address the competitive threats facing ABELCET, we cannot assure you that we will be able to increase sales of ABELCET or prevent further decreases in ABELCET sales.

         WE INCURRED A LOSS FOR THE FISCAL YEAR ENDING JUNE 30, 2005, AND WE EXPECT TO INCUR LOSSES OVER THE NEXT SEVERAL YEARS.

         Prior to the fiscal year ended June 30, 2001, we had incurred substantial losses. As of June 30, 2005, we had an accumulated deficit of approximately $112.5 million. Although we earned a profit for the fiscal years ended June 30, 2004, 2003 and 2002, during the fiscal year ended June 30, 2005 we incurred a net loss of $91.6 million for the fiscal year ended June 30, 2005. Our net loss in 2005 was primarily the result of lower sales of ABELCET and an $80.0 million charge we incurred to increase our valuation allowance associated with our deferred tax assets based upon our assessment that it was not more likely than not that we would benefit from these assets. Both the lower ABELCET sales and such increases in our valuation allowance were caused by increasingly competitive conditions in the intravenous antifungal market. We are currently investing in new programs to better support ABELCET and our other marketed brands; however, we cannot predict the ultimate success of such programs or when our business will return to profitability.

         Our ability to return to profitability will depend primarily on Schering-Plough's effective marketing of PEG-INTRON and our effective marketing of ABELCET, as well as on the rate of growth in our other product sales or royalty revenue and on the level of our expenses. Our ability to achieve long-term profitability will depend upon our and our licensees' ability to obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be commercialized successfully or that our operations will sustain profitability.

           WE ARE SUBJECT TO EXTENSIVE REGULATION. COMPLIANCE WITH THESE REGULATIONS CAN BE COSTLY, TIME CONSUMING AND SUBJECT US TO UNANTICIPATED DELAYS IN DEVELOPING OUR PRODUCTS. THE REGULATORY APPROVAL PROCESS IS HIGHLY UNCERTAIN AND WE MAY NOT SUCCESSFULLY SECURE APPROVAL FOR NEW PRODUCTS.

         The manufacturing and marketing of pharmaceutical products in the U.S. and abroad are subject to stringent governmental regulation. The sale of any of our products for use in humans in the U.S. will require the prior approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. ADAGEN was approved by the FDA in 1990. ONCASPAR was approved in the U.S. and in Germany in 1994 for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase. ONCASPAR was approved in Russia in April 1993 for therapeutic use in a broad range of cancers. PEG-INTRON was approved in Europe and the U.S. for the treatment of hepatitis C in May 2000 and January 2001, respectively. ABELCET received U.S. approval in November 1995 and Canadian approval in September 1997. DEPOCYT received U.S. approval in April 1999. Except for these approvals, none of our other products has been approved for sale and use in humans in the U.S. or elsewhere.

         We cannot assure you that we or our licensees will be able to obtain or maintain FDA or other relevant marketing approval for any of our other products. In addition, any approved products are subject to continuing regulation. If we or our licensees fail to comply with applicable requirements it could result in:

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

         Manufacturing and stability problems required us to implement voluntarily recalls for one ADAGEN batch in March 2001 and certain batches of ONCASPAR in June 2002, July 2004, September 2004, and March 2005. To date, we have been unable to identify the cause of the manufacturing and stability problems related to the batches of ONCASPAR that we voluntarily recalled in July 2004, September 2004, and March 2005. In addition to voluntary recalls, mandatory recalls can also take place if regulators or courts require them, even if we believe our products are safe and effective. Recalls result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured or due to customer dissatisfaction. We cannot assure you that future product recalls will not materially adversely affect our business, our financial conditions, results of operations or our reputation and relationships with our customers.

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

         Since November 2002, the FDA and the MHRA, the British equivalent of the FDA, have conducted follow-up inspections, as well as routine inspections of our manufacturing facilities related to ABELCET, ONCASPAR and ADAGEN. Following certain of these inspections, the FDA has issued Form 483 reports citing deviations from cGMP, the most recent ones of which were issued in October 2004 for our New Jersey facility and August 2005 for our Indianapolis facility. We have or are in the process of responding to such reports with corrective action plans.

         We are aware that the FDA has conducted inspections of certain of the manufacturing facilities of Schering-Plough, and those inspections have resulted in the issuance of Form 483s citing deviations from cGMP.

         If we or our partners, including Schering-Plough, face additional manufacturing problems in the future or if we or our licensees are unable to satisfactorily resolve current or future manufacturing problems, the FDA could require us or our licensees to discontinue the distribution of our products or to delay continuation of clinical trials. In addition, if we or our licensees, including Schering-Plough, cannot market and distribute our products for an extended period, sales of the products and customer relationships will suffer, which would adversely affect our financial results.

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

         A Phase 3 clinical trial is being conducted for PEG-INTRON for one cancer indication. PEG-INTRON is also being evaluated in a number of earlier stage investigator-sponsored clinical trials for other cancer indications. Clinical trials are also being conducted for PEG-INTRON as a long term maintenance therapy (the COPILOT study) and separately as combination therapy with REBETOL in patients with chronic hepatitis C who did not respond to or had relapsed following previous interferon-based therapy. We are currently conducting a double-blind, randomized Phase 2 dose ranging study for ATG-FRESENIUS S. The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. The enrollment of patients and the intensifying competitiveness of patient recruitment activities is increasingly a delaying factor in the completion of clinical trials. If we or the other sponsors of these clinical trials are unable to recruit sufficient clinical patients in such trials during the appropriate period, such trials may be delayed and will likely incur significant additional costs. In addition, FDA or institutional review boards may require us to delay, restrict, or discontinue our clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

         WE DEPEND ON THIRD PARTIES IN THE CONDUCT OF CLINICAL TRIALS AND ANY FAILURE OF THOSE PARTIES TO FULFILL THEIR OBLIGATIONS COULD ADVERSELY AFFECT OUR DEVELOPMENT AND COMMERCIALIZATION PLANS.

         We depend on independent clinical investigators, contract research organizations, and other third party service providers in the conduct of clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the clinical investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development and commercialization of future product candidates.

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

          We rely heavily and will depend heavily in the future on collaborations with collaborative partners, primarily pharmaceutical and biotechnology companies, for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to many of our product candidates. If we lose our collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and financial performance may suffer.

          The amount and timing of resources dedicated by our collaborators to their collaborations with us is not within our control. If any collaborator breaches or terminates its agreements with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our product candidates could be slowed or blocked completely. We cannot assure you that our collaborative partners will not change their strategic focus or pursue alternative technologies or develop alternative products as a means for developing treatments for the diseases targeted by these collaborative programs. Our collaborators could develop competing products. In addition, our revenues will be affected by the effectiveness of our corporate partners in marketing any successfully developed products. For example, our royalty revenues relating to PEG-INTRON have been negatively impacted by PEG-INTRON'S loss of market share to Roche's PEGASYS.

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

          We purchase the unmodified compounds and bulk PEGs utilized in our approved products and products under development from outside suppliers. We may be required to enter into supply contracts with outside suppliers for certain unmodified compounds. For example, we have agreements with Merck & Co., Inc. and Kyowa Hakko to produce the unmodified forms of L-asparaginase used in the manufacture of ONCASPAR. We purchase the unmodified adenosine deaminase enzyme used in the manufacturing of ADAGEN from Roche Diagnostics; however, we no longer have a supply agreement with Roche Diagnostics. We have two suppliers that produce the amphotericin B used in the manufacture of ABELCET, Bristol-Myers Squibb and Alpharma A.p.S. We have a supply agreement with Bristol-Myers Squibb, but not with Alpharma. If we experience a delay in obtaining or are unable to obtain any unmodified compound including unmodified adenosine deaminase, unmodified L-asparaginase or amphotericin B, on reasonable terms, or at all, it could have a material adverse effect on our business, financial condition and results of operations. We purchase the lipids used in the manufacture of ABELCET and the PEGs used in the manufacture of ONCASPAR and ADAGEN from a limited number of suppliers. We do not have formal supply agreements with any of these suppliers. No assurance can be given that alternative suppliers with appropriate regulatory authorizations could be readily identified if necessary. If we experience delays in obtaining or are unable to obtain any such raw materials on reasonable terms, or at all, it could have a material, adverse effect on our business, financial condition and results of operations.

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

         The period covered by our supply agreement with Merck for L-asparaginase for the manufacture of ONCASPAR for the North American market will conclude on December 31, 2006. If we are unable to successfully renew our supply agreement for L-asparaginase for the North American market, it will have a potentially negative impact on our business and results of operations.

         Roche Diagnostics, which is based in Germany, is the only FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in ADAGEN. During 2002 we obtained FDA approval of the use of the ADA enzyme obtained from bovine intestines from cattle of New Zealand origin. New Zealand currently certifies that its cattle are bovine spongiform encephalopathy (BSE or mad cow disease) free. Beginning in September 2002, the U.S. Department of Agriculture ("USDA") required all animal-sourced materials shipped to the U.S. from any European country to contain a veterinary certificate that the product is BSE free, regardless of the country of origin. In September 2003, Roche Diagnostics notified us that it has elected to terminate our ADA supply agreement. We are currently seeking to develop recombinant ADA as an alternative to the bovine derived product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics has indicated that it will continue to supply us with our requirements of ADA for a reasonable period of time after termination of our supply agreement as we work to develop another source of ADA. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, we will likely experience inventory shortages and potentially a period of product unavailability and/or a long term inability to produce ADAGEN. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations and it could potentially result in significant reputational harm and regulatory difficulties.

         We have received a notice from Bristol-Myers Squibb Company ("BMS") terminating our amphotericin B supply agreement with BMS effective March 1, 2006. We currently have an alternative source of supply of amphotericin B and are seeking to qualify at least one additional source of supply. The termination by BMS may give rise to future increased costs for the acquisition of amphotericin B, as well as increased capital expenditures related to readying a new supplier's facilities for cGMP production and regulatory approval of ABELCET incorporating the alternative amphotericin B. Although there can be no assurance as to the timing of these increased costs and additional capital expenditures, we anticipate that these may be incurred beginning in calendar 2007.

         The FDA recently conducted an inspection of the manufacturing facility of Merck & Co., Inc., and that inspection resulted in the issuance on July 22, 2005, of a Form 483 citing deviations from cGMP. If Merck is unable to satisfactorily resolve its current or future manufacturing problems, the FDA could require Merck to discontinue the manufacture and distribution of the unmodified form of L-asparaginase used in the manufacture of ONCASPAR, which could require us to discontinue the manufacture and distribution of ONCASPAR. In addition, if we cannot market and distribute ONCASPAR for an extended period, sales of the product and customer relationships will suffer, which would adversely affect our financial results.

         THE U.S. AND FOREIGN PATENTS UPON WHICH OUR ORIGINAL PEG TECHNOLOGY WAS BASED HAVE EXPIRED. WE DEPEND ON PATENTS AND PROPRIETARY RIGHTS, WHICH MAY OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGEMENT AND THE DEVELOPMENT BY OUR COMPETITORS OF COMPETITIVE PRODUCTS.

         Research Corporation Technologies, Inc. held the patent upon which our original PEG technology was based and had granted us a license under such patent. Research Corporation's patent contained broad claims covering the attachment of PEG to polypeptides. However, this U.S. patent and its corresponding foreign patents expired in December 1996. Based upon the expiration of the Research Corporation patent, other parties will be permitted to make, use or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We cannot assure you that any of these patents will enable us to prevent infringement or that competitors will not develop alternative methods of attaching PEG to compounds potentially resulting in competitive products outside the protection that may be afforded by our patents. We are aware that others have also filed patent applications and have been granted patents in the U.S. and other countries with respect to the application of PEG to proteins and other compounds. However, other than Hoffmann-La Roche's PEGASYS, we are unaware of any other PEGylated products that compete with our PEGylated products. The expiration of the Research Corporation patent or other patents related to PEG that have been granted to third parties may have a material adverse effect on our business, financial condition and results of operations.

         The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the U.S. and in other countries. We have been issued 163 patents in the U.S., of which 124 are currently active and many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2005 through 2022. We have also filed and currently have pending 41 patent applications in the U.S. Under our license agreements, we have access to large portions of Micromet's and Nektar's patent estates as well as a small number of individually licensed patents. Of the patents owned or licensed by us, 7 relate to PEG-INTRON, 17 relate to ABELCET, and 3 relate to DEPOCYT. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us. The scope of patent claims for biotechnological inventions is uncertain, and our patents and patent applications are subject to this uncertainty.

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

         WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.

         Although we have a 70-person U.S. pharmaceutical sales and marketing organization to support our products, we may be required to seek one or more corporate partners to augment our marketing and sales efforts with respect to future products. Any delay in developing these resources could substantially delay or curtail the marketing of such products. In our sales or marketing efforts, we may compete with other companies that currently have extensive sales operations. Our marketing and sales efforts may be unable to compete successfully against such other companies. In addition, we have an agreement with Nova Factor, Inc. to purchase and distribute ADAGEN, ONCASPAR and DEPOCYT in the U.S. and Canada. If Nova Factor does not perform its obligations, our ability to distribute those products may be severely restricted.

         WE MAY ACQUIRE OTHER COMPANIES OR PRODUCTS AND MAY BE UNABLE TO SUCCESSFULLY INTEGRATE SUCH COMPANIES WITH OUR OPERATIONS.

         We may expand and diversify our operations with acquisitions. If we are unsuccessful in integrating any such company or product with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from any acquisition include those associated with:

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

         WE DEPEND ON KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL, WHICH WOULD HARM OUR BUSINESS.

          Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel including our Chief Executive Officer. There is intense competition for qualified personnel in the pharmaceutical field; therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Although we have employment agreements with our Chief Executive Officer and certain other executive officers, our ability to continue to retain such officers, as well as other senior executives or key managers is not assured. The loss of the services of one or a combination of our senior executives or key managers, particularly our Chief Executive Officer, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would have an adverse effect on our business.

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

          We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. For example, Hoffmann-La-Roche's PEGASYS has received FDA and European Union approval for treatment of hepatitis C as a monotherapy and in combination with ribavirin. PEGASYS competes with PEG-INTRON in the U.S. and the European Union and has led to intensive competitive pressure on PEG-INTRON sales. Since its launch, PEGASYS has taken market share away from PEG-INTRON and the overall market for PEGylated alpha-interferon in the treatment of hepatitis C has not increased sufficiently so as offset the effect the increasing PEGASYS sales have had on sales of PEG-INTRON. As a result, quarterly sales of PEG-INTRON in the markets where it competes with PEGASYS and the royalties we receive on those sales have been negatively impacted in recent quarters. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and lower royalties to us. Similarly, Astellas Pharma and Gilead Pharmaceuticals are currently marketing AmBisome, and Three Rivers Pharmaceuticals is marketing Amphotec, each of which is a lipid-based version of amphotericin, for the treatment of fungal infections. AmBisome and Amphotec compete with ABELCET and sales of these competitive products have resulted in intensive competitive pressure on ABELCET sales. DEPOCYT, an injectable, sustained release formulation of the chemotherapeutic agent cytarabine for the treatment of lymphomatous meningitis, competes with the generic drugs, cytarabine and methotrexate, and ONCASPAR, a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase, competes with Elspar(R) (Asparaginase) to treat patients with acute lymphoblastic leukemia.

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

         WE MAY BE SUBJECT TO A VARIETY OF TYPES OF PRODUCT LIABILITY OR OTHER CLAIMS BASED ON ALLEGATIONS THAT THE USE OF OUR PRODUCTS HAS RESULTED IN ADVERSE EFFECTS, WHETHER BY PARTICIPANTS IN OUR CLINICAL TRIALS OR BY PATIENTS USING OUR PRODUCTS.

         Although we maintain product liability insurance for claims arising from the use of our products in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval at levels that we believe are appropriate, we cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for the use of our other products in the future. Also, our insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims, and a product liability claim may have a material adverse effect on our business, financial condition or results of operations.

         BECAUSE OF THE UNCERTAINTY OF PHARMACEUTICAL PRICING, REIMBURSEMENT AND HEALTHCARE REFORM MEASURES, WE MAY BE UNABLE TO SELL OUR PRODUCTS PROFITABLY IN THE U.S.

          The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. In recent years, there have been numerous proposals to change the healthcare system in the U.S. and further proposals are likely. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, government and private third-party payors are increasingly attempting to contain healthcare costs by limiting both the coverage and the level of reimbursement of drug products. For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"), Medicare benefits will be primarily provided through private entities that will attempt to negotiate price concessions from pharmaceutical manufacturers, which may increase pressure to lower prescription drug prices. The Act also includes other cost containment measures for Medicare in the event Medicare cost increases exceed a certain level, which measures may impose limitations on prescription drug prices. These changes in Medicare reimbursement could have a negative impact on our revenues derived from sales of our products. Moreover, significant uncertainty exists as to the reimbursement status of newly-approved health care products.

         Our ability to commercialize our products will depend, in part, on the extent to which reimbursement for the cost of the products and related treatments will be available from third-party payors. If we or any of our collaborators succeeds in bringing one or more products to market, we cannot assure you that third-party payors will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. In addition, lifetime limits on benefits included in most private health plans may force patients to self-pay for treatment. For example, patients who receive ADAGEN are expected to require injections for their entire lives. The cost of this treatment may exceed certain plan limits and cause patients to self-fund further treatment. Furthermore, inadequate third-party coverage may lead to reduced market acceptance of our products. Significant changes in the healthcare system in the U.S. or elsewhere could have a material adverse effect on our business and financial performance.

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

               o  regulatory approvals,

               o  government regulation,

               o  developments in patent or other proprietary rights,

               o public concern as to the safety and efficacy of products developed by us or others,

               o  litigation,

               o  acts of war or terrorism in the U.S. or worldwide, and

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

         OUR NOTES ARE SUBORDINATED TO ALL EXISTING AND FUTURE INDEBTEDNESS.

         Our 4.5% convertible subordinated notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization, or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. We are not prohibited from incurring debt, including senior indebtedness, under the indenture. If we were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of June 30, 2005, we had no senior indebtedness outstanding.

         WE MAY BE UNABLE TO REDEEM OUR NOTES UPON A FUNDAMENTAL CHANGE.

         We may be unable to redeem our notes in the event of a fundamental change (defined below). Upon a fundamental change, holders of the notes may require us to redeem all or a portion of the notes. If a fundamental change were to occur, we may not have enough funds to pay the redemption price for all tendered notes. Any future credit agreements or other agreements relating to our indebtedness may contain similar provisions, or expressly prohibit the repurchase of the notes upon a fundamental change or may provide that a fundamental change constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing or redeeming notes, we could seek the consent of our lenders to redeem the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase or redeem the notes. Our failure to redeem tendered notes would constitute an event of default under the indenture. In such circumstances, or if a fundamental change would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would restrict payments to the holders of notes. A "fundamental change" is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock that:

               o is listed on, or immediately after the transaction or event will be listed on, a U.S. national securities exchange, or

               o is approved, or immediately after the transaction or event will be approved, for quotation on The NASDAQ National Market or any similar U.S. system of automated dissemination of quotations of securities prices.

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

         EVENTS WITH RESPECT TO OUR SHARE CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. An adverse effect on the price of our common stock may adversely affect the trading price of the notes. We had 44.2 million shares of common stock outstanding as of June 30, 2005. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of June 30, 2005:

               o Options. Stock options to purchase 5.6 million shares of our common stock at a weighted average exercise price of approximately $16.63 per share; of this total, 5.5 million shares were exercisable at a weighted average exercise price of $16.80 per share as of such date.

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

         WE HAVE A SIGNIFICANT AMOUNT OF INDEBTEDNESS.

         As a result of the initial offering of the notes, our long-term debt is $399.0 million. This indebtedness has affected us by:

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

                       RATIO OF EARNINGS TO FIXED CHARGES

         The ratio of earnings to fixed charges was negative for periods before June 30, 2001 because we incurred net losses in the periods prior to that time. The dollar amounts of the deficiency of earnings available to cover fixed charges for the year ended June 30, 2005 and the ratio of earnings to fixed charges for the years ended June 30, 2004, 2003, 2002 and 2001 are disclosed below (dollars in thousands):

                                                                  Year Ended June  30,
                                            -----------------------------------------------------------------
                                               2005         2004         2003         2002          2001
                                            ------------  ----------  -----------  -----------   ------------
Ratio of earnings to fixed charges*             N/A             1:1         3:1          3:1          21:1
Deficiency of earnings available to cover
  fixed charges*                           ($11,662)          N/A c        N/A          N/A           N/A

-------------------
* Earnings consist of pre-tax income (loss) plus fixed charges less capitalized interest and preferred stock dividends. Fixed charges consist of interest expense, including amortization of debt issuance costs and that portion of rental expense we believe to be representative of interest.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

         Our holdings of financial instruments are comprised of equity and debt securities and time deposits as of June 30, 2005. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes; however we have formed a Zero Cost Protective Collar arrangement specific to shares of NPS common stock we received under a merger termination agreement (discussed below.) Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at June 30, 2005 all of our holdings were in instruments maturing in four years or less.

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2005 (in thousands).

                                 2006          2007         2008         2009         Total       Fair Value
                             ------------  ------------  -----------  -----------  -------------  ------------
Fixed Rate                      $103,653       $42,398      $14,548      $10,025       $170,624      $169,578
Average Interest Rate              0.96%         3.16%        3.25%        3.42%          1.84%             -
Variable Rate                          -             -            -            -              -             -
Average Interest Rate                  -             -            -            -              -             -
                             ------------  ------------  -----------  -----------  -------------  ------------
                                $103,653       $42,398      $14,548      $10,025       $170,624      $169,578
                             ============  ============  ===========  ===========  =============  ============

         As of June 30, 2005, we had $399.0 million of convertible subordinated notes outstanding that bear interest at an annual rate of 4.5% and are due July 1, 2008. The fair value of the notes was approximately $353.6 million at June 30, 2005. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

         In August 2003, we entered into a Zero Cost Protective Collar arrangement (the "Collar") to reduce our exposure associated with 1.5 million shares of NPS common stock we received as part of a merger termination agreement with NPS. The terms of the Collar are structured so that our investment in NPS common stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85% to 108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off the closing price of NPS common stock on the day before the collar was executed.) The Collar is considered a derivative instrument and as such, we carry the Collar at fair value as an asset or liability on the balance sheet and changes in fair value are recorded as a charge or credit to earnings in the period of the change. (See Note 13 to the Notes to the accompanying Consolidated Financial Statements - Merger Termination Agreement.) The value of the Collar is subject to market conditions that cause variability associated with its intrinsic and time value. The fair value of the Collar at June 30, 2005 was a receivable of $3.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and notes thereto appear on pages F-1 to F-36 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2005. Based on that evaluation and due to the identification of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

(B)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING AND REMEDIATION
         PLANS

         There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2005 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         We are currently finalizing our remediation plan to enhance our accounting department and policies and procedures to address the material weaknesses in our internal control over financial reporting that existed as of June 30, 2005. Our remedial action plan will include:

               o revising our policies and procedures to provide for an increased level of management oversight and review with respect to accounting for certain agreements with third-parties;

               o improving training, education, and revising our policies and procedures to provide for an increased level of management oversight with respect to the computation of our estimated revenue reserves for wholesaler price adjustments; and

               o improving training, education, accounting reviews, and if necessary hiring additional accounting and financial personnel, to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

         Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its accounting department and its policies and procedures to fully remediate the material weaknesses discussed above. We will continue to monitor the improvements in the internal control over financial reporting to ensure remediation of the material weaknesses.

(C)      MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         It is the responsibility of the management of Enzon Pharmaceuticals, Inc. and subsidiaries to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to Enzon's management and board of directors regarding the preparation of reliable consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

         Enzon's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Enzon; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Enzon are being made only in accordance with authorizations of management and directors of Enzon; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of Enzon's assets that could have a material effect on the consolidated financial statements of Enzon.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         Management has performed an assessment of the effectiveness of Enzon's internal control over financial reporting as of June 30, 2005 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of June 30, 2005, due to the following material weaknesses:

      o Our policies and procedures did not provide for adequate management oversight and review of the accounting implications of the terms and conditions of certain third-party agreements. This internal control deficiency resulted in accounting errors in fiscal year 2005 evidenced by a material understatement of revenue and an overstatement of research and development expenses which were identified during the course of the fiscal 2005 audit. This also resulted in the restatements of the Company's previously issued consolidated financial statements and other financial information for the quarter and fiscal year-to-date periods ended March 31, 2005.

      o Our policies and procedures did not provide for adequate management oversight and review of the determination of estimated reserves for sales returns, rebates, and wholesaler price adjustments. This internal control deficiency resulted in accounting errors in fiscal year 2005 as evidenced by a material overstatement of amounts recorded for such reserves. These errors in accounting were corrected prior to the preparation of the consolidated financial statements included in this Form 10-K.

      o Our policies and procedures did not provide for adequate management oversight and review to ensure the proper accounting for a zero cost protective collar derivative instrument (the "Collar"). Specifically, we did not properly value the Collar and did not properly apply the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, to the Collar. This internal control deficiency resulted in material errors in accumulated other comprehensive income (loss), other income (expense), other current assets, other assets, accrued expenses, current deferred tax assets, deferred tax assets, and income tax expense (benefit). This resulted in the restatements of our previously issued consolidated financial statements and other financial information for the quarter and fiscal year-to-date periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004,
         September 30, 2004, December 31, 2004 and March 31, 2005.

         Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an auditors' report on our assessment of internal control over financial reporting as of June 30, 2005. This auditors' report follows.

/s/ Jeffrey H. Buchalter                                          /s/Craig A. Tooman
------------------------                                          ----------------------
    Jeffrey H. Buchalter                                             Craig A. Tooman
    Chairman, President, and Chief Executive Officer                 Executive Vice President Finance, and
    (Principal Executive Officer)                                    Chief Financial Officer
                                                                     (Principal Financial Officer)

(D)      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (Item 9A(c)), that Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of June 30, 2005, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of June 30, 2005:

o The Company's policies and procedures did not provide for adequate management oversight and review of the accounting implications of the terms and conditions of certain third-party agreements. This internal control deficiency resulted in accounting errors in fiscal year 2005 evidenced by a material understatement of revenue and an overstatement of research and development expenses which were identified during the course of the fiscal 2005 audit. This material weakness also resulted in the restatement of the Company's previously issued consolidated financial statements and other financial information for the quarter and fiscal year-to-date period ended March 31, 2005.

o The Company's policies and procedures did not provide for adequate management oversight and review of the determination of estimated reserves for sales returns, rebates, and wholesaler price adjustments. This internal control deficiency resulted in accounting errors in fiscal year 2005 as evidenced by a material overstatement of amounts recorded for such reserves.

o The Company's policies and procedures did not provide adequate management oversight and review to ensure the proper accounting for a zero cost protective collar derivative instrument (the "Collar"). Specifically, the Company did not properly value the Collar and did not properly apply the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, to the Collar. This internal control deficiency resulted in material errors in accumulated other comprehensive income (loss), other income (expense), other current assets, other assets, accrued expenses, current deferred tax assets, deferred tax assets, and income tax expense (benefit). This resulted in the restatement of the Company's previously issued consolidated financial statements and other consolidated financial information for the quarter and fiscal year-to-date periods ended September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004,
      September 30, 2004, December 31, 2004 and March 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company's consolidated financial statements, and this report does not affect our report dated September 23, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).




/s/ KPMG LLP

Short Hills, New Jersey
September 28, 2005

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION AND BUSINESS EXPERIENCE OF OUR DIRECTORS AND OFFICERS

JEFFREY H. BUCHALTER, age 48, has served as a Chairman of the Board of Directors since September 2004 and Chief Executive Officer since December 2004. Mr. Buchalter previously served as the President of Ilex Oncology, Inc. from September 2001 until December 2002, serving as President and Chief Executive Officer of Ilex from January 2002 until December 2004. Mr. Buchalter was also a director of Ilex from February 2001 until December 2004. From 1997 to 2001, Mr. Buchalter was Group Vice President for the Worldwide Oncology Franchise at Pharmacia Corporation. From 1993 to 1997, Mr. Buchalter was a Group Director with American Home Products, Wyeth Ayerst Laboratories. Mr. Buchalter was presented the Joseph F. Buckley Memorial Award from the American Cancer Society for commitment to cancer control and involvement in the pharmaceutical oncology field. Additionally, Mr. Buchalter was invited by former President George Bush to serve as a collaborating partner in the National Dialogue on Cancer.

PAUL S. DAVIT, age 50, has served as Executive Vice President, Human Resources since April 2005. Mr. Davit previously served as Enzon's Senior Vice President, Human Resources from January 2004 to April 2005, and Vice President, Human Resources from March 2002 to January 2004. Prior to joining Enzon, Mr. Davit ran a human resources consulting practice. Previously, Mr. Davit worked at Caliber Associates and spent over 12 years with Rhone-Poulenc Rorer, where he served as Vice President of Human Resources for RPR Gencell, Rhone-Poulenc Rorer's start-up biotechnology division and as Vice President of Human Resources for the North American Pharmaceuticals division. Mr. Davit began his career as a compensation consultant with the Hay Group.

RALPH DEL CAMPO, age 53, has served as Executive Vice President, Technical Operations since April 2005. Mr. del Campo has over 30 years of diverse industry experience, including serving as Enzon's Senior Vice President, Technical Operations from October 2002 to April 2005. Prior to joining Enzon, Mr. del Campo was the head of the North American operations of Elan Corporation, plc. Mr. del Campo also spent over 17 years in various senior operations management positions at Bristol-Myers Squibb.

CRAIG A. TOOMAN, age 39, has served as the Company's Executive Vice President, Finance and Chief Financial Officer since June 2005. Previously, he had served as the Company's Executive Vice President, Strategic Planning and Corporate Communications. Prior to joining Enzon, from 2002 to 2005, Mr. Tooman served as Senior Vice President of Strategic Planning and Corporate Communications for Ilex Oncology, Inc. Before joining Ilex, Mr. Tooman worked at Pharmacia Corporation where he most recently served as Vice President of Investor Relations from 2000 to 2001. Previously, Mr. Tooman served in various management posts at Pharmacia & Upjohn, including Assistant Vice President of Investor Relations from 1999 to 2000 and Worldwide Director of Investor Relations from 1998 to 1999. Prior to the merger of Pharmacia and Upjohn, Mr. Tooman held various management positions for the Upjohn Company, including assignments in Europe and Japan.

GORAN A. ANDO, M.D., age 56, has served as a director since November 2004. From April 2003 through July 2004, he served as Chief Executive Officer of Celltech Group plc. Prior to joining Celltech in April 2003, Dr. Ando served in various senior R&D posts at Pharmacia Corporation. In his most recent role at Pharmacia, Dr. Ando was Executive Vice President and President of R&D and also had executive responsibilities for manufacturing and business development. Prior to his most recent role with Pharmacia, Dr. Ando held various executive positions including, Executive Vice President & Deputy Chief Executive Officer, Pharmacia AB, Sweden; Executive Vice President, Worldwide Science & Technology, Pharmacia & Upjohn, UK; and Chairman, Pharmacia & Upjohn AB, Sweden. Prior to joining Pharmacia, Dr. Ando held various senior posts with Glaxo Ltd., Bristol Myers International Group, and Pfizer International.

ROLF A. CLASSON, age 60, has served as a director of the Company since January 1997. Since May 2005, Mr. Classon has served as interim CEO for Hillenbrand Industries. From 2002 to 2004, Mr. Classon served as Chairman of the Executive Committee of Bayer Healthcare AG and from 1995 to 2002, Mr. Classon served as an Executive Vice President of Bayer Corporation and President of Bayer Diagnostics. From 1991 to 1995, Mr. Classon was an Executive Vice President in charge of Bayer Diagnostics' Worldwide Marketing, Sales and Service operations. From 1990 to 1991, Mr. Classon was President and Chief Operating Officer of Pharmacia Biosystems A.B. Prior to 1991, Mr. Classon served as President of Pharmacia Development Company Inc. and Pharmacia A.B.'s Hospital Products Division. Mr. Classon currently serves as a board member with ISTA Pharmaceuticals, Auxilium Pharmaceuticals, and Hillenbrand Industries.

ROSINA B. DIXON, age 62, M.D. has served as a director of the Company since August 1994. Dr. Dixon has been self-employed as a consultant to the pharmaceutical industry since 1987. Prior to such time she held senior positions at Ciba-Geigy Pharmaceuticals, a division of Ciba-Geigy Corporation, and Schering-Plough Corporation. She currently serves as a director of Church & Dwight Co., Inc. and Cambrex Corporation.

ROBERT LEBUHN, age 73, has served as a director of the Company since August 1994. Mr. LeBuhn is a private investor. He is Trustee and Chairman of the Geraldine R. Dodge Foundation, a Trustee and Treasurer of All Kinds of Minds, a Trustee of Executive Service Corp., and a trustee of the Aspen Music Festival and School and President of its National Council.

VICTOR P. MICATI, age 65, has served as a director since November 2004. Mr. Micati is a retired senior executive of Pfizer Inc. In 1999, Mr. Micati retired from Pfizer where he most recently served as Executive Vice President of the Pharmaceutical Group of Pfizer and Vice President of Pfizer Inc. Mr. Micati first joined Pfizer in 1965 and over a 34-year career served in numerous capacities, including: President of European Operations; Executive Vice President of Pfizer Europe; Senior Vice President, Pharmaceuticals; Vice President of Pharmaceutical Development, Pfizer International; and Vice President of Marketing, Pfizer Laboratories. Mr. Micati also served as a member of the Pfizer International Board of Directors. Mr. Micati is currently a consultant to the pharmaceutical industry.

PHILLIP M. RENFRO, age 59, has served as a director of the Company since January 2005. Mr. Renfro is a partner at the law firm of Fulbright & Jaworski, L.L.P. Prior to joining Fulbright & Jaworski, Mr. Renfro was Chief Executive Officer of Resco International, an international oilfield service company, and Vice President and General Counsel of Weatherford International, one of the largest international oilfield service companies in the United States from 1977 to 1983.

ROBERT C. SALISBURY, age 61, has served as a director of the Company since May 2005. In 1998, Mr. Salisbury retired from Pharmacia & Upjohn, Inc. where he most recently served as Executive Vice President and Chief Financial Officer. Previously, Mr. Salisbury served as Executive Vice President, Finance and Chief Financial Officer at The Upjohn Company. Mr. Salisbury first joined The Upjohn Company in 1974 and over a 20-year career, he served in various management posts in finance and strategic planning.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Ownership of and transactions in the Company's Common Stock by executive officers and directors of the Company and owners of 10% or more of the Company's outstanding Common Stock are required to be reported to the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Company's review of such reports and written representations from certain reporting persons, during the fiscal year ended June 30, 2005 all such reports were filed in a timely manner with the exception of filings related to stock options granted to Messrs. Micati and Ando on January 3, 2005 and filings related to Restricted Stock Units granted to Messrs. Ando, Classon, LeBuhn, Micati, Renfro, Salisbury and Dr. Dixon on July 1, 2005. All of the filings related to the aforementioned grants were filed with the Securities and Exchange Commission on September 8, 2005.

CODE OF CONDUCT

         Our Board of Directors has adopted a Code of Conduct that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a current report on Form 8-K within four business days of such material change or waiver. Copies of the charters of the Finance and Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee of our Board of Directors, which comply with the corporate governance rules of the Nasdaq National Market, are available on the Corporate Governance page on the Shareholders' Information page on our website at www.enzon.com. A copy of our Code of Conduct is also available from the Corporate Governance page on our website or upon request, without charge, by contacting our Investor Relations Department by calling 908-541-8777 or through an e-mail request to investor@enzon.com.

FINANCE AND AUDIT COMMITTEE INDEPENDENCE

         We have a separately designated standing audit committee (our "Finance and Audit Committee") established in accordance with Section 3(a) (58)(A) of the Exchange Act. During the fiscal year ended June 30, 2005, the members of the Board of Directors serving on the Finance and Audit Committee of the Board of Directors were Robert LeBuhn (Chairman), Dr. Rosina Dixon, Phillip Renfro, Rolf Classon and Robert Salisbury, all of whom are considered "independent directors" as defined by Rule 4200(a)(15) of the NASD listing standards. The Board has determined that Mr. Salisbury is an "Audit Committee Financial Expert" as defined by the Securities and Exchange Commission. Mr. Renfro replaced Dr. Rosina Dixon as a member of the Finance and Audit Committee in February 2005.

ITEM 11. DIRECTORS' AND EXECUTIVE OFFICERS' COMPENSATION

COMPENSATION OF DIRECTORS

         In December 2003, the Board of Directors terminated the September 2002 Outside Director Equity Plan and adopted resolutions setting forth new compensation provisions for non-employee directors (the "December 2003 Outside Director Compensation Plan"), which took effect in January 2004. Under the December 2003 Outside Director Compensation Plan, each outside director automatically received an option to purchase 5,000 shares of Common Stock annually on the first trading day of the calendar year (the "Annual Option Grant") and a grant of restricted stock units of Common Stock in the amount of $25,000 on the first trading day after June 30 (the "Annual Restricted Stock Unit Grant"). These grants are made under the 2001 Incentive Stock Plan. The exercise price of the Annual Option Grant was equal to the closing price of the Common Stock on the date of grant and the number of shares covered by the Annual Restricted Stock Unit Grant was equal to $25,000 divided by the closing price of the Common Stock on the date of grant. The Annual Option Grant vests in one tranche on the first anniversary of the date of grant if the recipient director remains on the Board on that date. Once vested, the Annual Option Grant expires on the 10th anniversary of the date of grant. The shares covered by the Annual Restricted Stock Unit Grant vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the board on each such date.

         In addition, under the December 2003 Outside Director Compensation Plan, each non-employee director received an annual cash retainer of $20,000. Non-employee directors also receive an additional cash retainer of $7,000 for service as chair of the Finance and Audit Committee and $3,500 for service as chair of any other committee. Further, each director earned a cash meeting fee of $1,000 for each meeting of the Board attended and each committee meeting attended.

         In September 2004, the Board of Directors adopted resolutions terminating the December 2003 Outside Director Compensation Plan and adopting new compensation provisions for non-employee directors (the "2004 Outside Director Compensation Plan"). Under the 2004 Outside Director Compensation Plan, each outside director is to automatically receive an option to purchase 15,000 shares of Common Stock annually on the first trading day of the calendar year (the "New Annual Option Grant") and a grant of restricted stock unit of Common Stock in the amount of $25,000 on the first trading day after June 30 (the "New Annual Restricted Stock Unit Grant"). These grants are made under the 2001 Incentive Stock Plan. The exercise price of the New Annual Option Grant will be equal to the closing price of the Common Stock on the date of grant and the number of shares covered by the New Annual Restricted Stock Unit Grant will be equal to $25,000 divided by the closing price of the Common Stock on the date of grant. The New Annual Option Grant vests in one tranche on the first anniversary of the date of grant if the recipient director remains on the Board on that date. Once vested, the New Annual Option Grant expires on the 10th anniversary of the date of grant. The shares covered by the New Annual Restricted Stock Unit Grant vest in three equal tranches on each of the first three anniversaries of the date of grant if the recipient director remains on the board on each such date. In addition, upon the election of a new director to the Board, such newly elected director is to receive a grant of options covering 20,000 shares of Common Stock (the exercise price of which is equal to the closing price of the Common Stock on the date of grant) and a grant of restricted stock units of Common Stock in the amount of $25,000 (the number of shares being equal to $25,000 divided by the closing price of the Common Stock on the date of grant) (the "Welcome Grant"). Furthermore, for the

Chairperson of the Board, if not an employee of the Company, the number of option shares and the value of the restricted stock units covered by the Annual Option Grant, Annual Restricted Stock Unit Grant and Welcome Grant are twice the number and values described above.


         In addition, under the 2004 Outside Director Compensation Plan, each non-employee director is to receive an annual cash retainer of $20,000. Non-employee directors also receive an additional cash retainer of $7,000 for service as chair of the Finance and Audit Committee and $3,500 for service as chair of any other committee. Further, each director is to earn a cash meeting fee of $1,500 for each meeting of the Board attended and each committee meeting attended.

         Directors who are employees of the Company do not receive compensation for their service on our Board of Directors.

         The non-employee directors earn their fees on a calendar year basis, however we record their total compensation on fiscal year basis. During the fiscal year ended June 30, 2005, the Company recorded the following fees earned:

                                                                                     VALUE
                                            TOTAL                CASH              OF STOCK          # SHARES
               BOARD MEMBER             COMPENSATION         COMPENSATION        COMPENSATION         ISSUED
               ------------             ------------         ------------        ------------         ------
        Goran Ando(1)                     $48,467             $23,467              $25,000            1,566
        Jeffrey Buchalter(2)               59,845               9,845               50,000            3,234
        Rolf Classon                       77,000              52,000               25,000            1,989
        Rosina Dixon                       79,443              54,443               25,000            1,989
        David Golde(3)                     28,481               3,481               25,000            1,989
        Arthur Higgins(4)                  43,154              18,154               25,000            1,989
        Robert LeBuhn                      85,000              60,000               25,000            1,989
        Victor Micati(5)                   49,717              24,717               25,000            1,566
        Phillip Renfro(6)                  46,140              21,140               25,000            1,896
        Robert Salisbury(7)                30,722               5,722               25,000            3,597
                                      ----------------    -----------------    -----------------    ---------
        Totals                           $547,969            $272,969             $275,000           21,804
                                      ================    =================    =================    =========

-------------------
(1)      Dr. Ando joined the Board of Directors in November 2004
(2) Mr. Buchalter joined the Board of Directors in September 2004 and became Chief Executive Officer and Chairman in December 2004.
(3)      Dr. Golde passed away in August 2004
(4)      Mr. Higgins resigned from the Board of Directors in December 2004
(5)      Mr. Micati joined the Board of Directors in November 2004
(6)      Mr. Renfro joined the Board of Directors in January 2005
(7)      Mr. Salisbury joined the Board of Directors in May 2005

DIRECTORS' STOCK OWNERSHIP PROGRAM

         In October 2000, the Board of Directors implemented a director's stock ownership program which requires each of the directors to own beneficially, outstanding Common Stock of the Company with a market value of at least $100,000 within two years after the director first joins the Company's Board of Directors. The determination of whether the shares owned beneficially by a director meet the $100,000 minimum market value requirement will be based on the highest average trading price of the Common Stock over any consecutive twenty trading days during the two year period after the director first joins the Company's Board of Directors or the price paid for the Common Stock by the director. Shares of Common Stock underlying outstanding options will not be counted towards satisfaction of this requirement. The Board of Directors may waive this requirement under certain circumstances. All of the Company's current directors meet this requirement.

SUMMARY COMPENSATION TABLE

         The following table provides a summary of cash and non-cash compensation for each of the last three fiscal years ended June 30, 2005, 2004 and 2003 with respect to the Company's Chief Executive Officer and our other executive officers serving during the fiscal year ended June 30, 2005 (the "Named Executive Officers"):

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                   ANNUAL COMPENSATION                     AWARDS
                                       --------------------------------------    -------------------------
                                                                                  RESTRICTED
                                                                 OTHER ANNUAL       STOCK       SECURITIES      ALL OTHER
           NAME AND                                              COMPENSATION      AWARDS       UNDERLYING     COMPENSATION
      PRINCIPAL POSITION        YEAR   SALARY($)    BONUS($)        ($)(1)         ($)(2)        OPTIONS(#)        ($)
----------------------------------------------------------------------------------------------------------------------------

Jeffrey H. Buchalter           2005    $260,192   $550,000(4)     $215,539(5)    1,065,498(7)     1,515,000             -
 Chairman of the Board
 President, Chief Executive
 Officer

Craig A. Tooman                2005     136,904    300,000(4)       87,381(5)      431,250(8)       225,000             -
 Executive Vice President
 Chief Financial Officer

Ralph Del Campo(13)            2005     331,327    200,000(4)            -         104,250(9)        50,000         5,648(3)
 Executive Vice President
 Technical Operation

Paul S. Davit(13)              2005     283,017    175,000(4)            -         104,250(10)       50,000         6,115(3)
Executive Vice President
Human Resources

Ulrich Grau Ph.D.((14))        2005     391,227          -               -               -                -       539,602(6)
 Chief Scientific Officer      2004     423,942    210,590               -         614,875(11)      100,000         4,687
                               2003     400,000    185,000               -               -           50,000         8,019

Kenneth J. Zuerblis((15))      2005     314,708          -               -               -                -       617,385(6)
 Executive Vice President,     2004     319,327    258,560               -         514,300(12)      125,000         7,000
 Finance, Chief Financial      2003     303,235    147,000               -               -           50,000         6,776
 Officer and Corporate
 Secretary

-------------------
(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed the lesser of $50,000 or 10% of the Named Executive Officer's total annual salary and bonus.
(2) Calculated by multiplying the amount of restricted stock by the closing market price on the date of the restricted stock grant.
(3)      Consists of annual Company contributions to a 401(k) plan.
(4) The amounts represent performance bonuses for the year ended June 30, 2005. Mr. Buchalter's bonus includes a guaranteed minimum bonus of $412,500 payable under his employment agreement. Mr. Tooman's bonus includes a $125,000 sign-on bonus paid in January 2005.
(5) The amounts represent reimbursements related to Mr. Buchalter and Mr. Tooman's temporary living and relocation expenses.
(6) Amounts include payments made to Dr. Grau and Mr. Zuerblis in accordance with their respective Separation Agreements and annual Company contributions to a 401(k) plan. For additional information on the Separation Agreements, see "Employment and Separation Agreements."
(7) Amount represents an award of 75,000 shares of Restricted Stock granted on December 22, 2004 and an award of 3,234 shares of Restricted Stock Units granted on September 28, 2004. Mr. Buchalter's 75,000 shares of Restricted Stock vest as to 30% of the shares on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date, and 40% on the fifth anniversary of the grant date. Mr. Buchalter's 3,234 shares of Restricted Common Stock Units vest as to one-third of the shares on the first anniversary of the grant date, one-third of the shares on the second anniversary of the grant date, and one-third of the shares on the third anniversary of the grant date. Mr. Buchalter's Restricted Stock and Restricted Units had an aggregate value of $507,000 as of June 30, 2005.

(8) Amount represents awards of 25,000 shares of Restricted Stock granted on January 5, 2005 and 15,000 shares of Restricted Stock Units granted on May 12, 2005. Mr. Tooman's Restricted Stock and Restricted Stock Units vest as to 30% of the shares on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date, and 40% on the fifth anniversary of the grant date. As of June 30, 2005, Mr. Tooman's Restricted Stock and Restricted Stock Units had an aggregate value of $259,000.
(9) Amount represents awards of 25,000 shares of Restricted Stock granted on August 23, 2003, 7,500 shares of Restricted Stock granted on February 6, 2004, and 15,000 shares of Restricted Stock Units granted on May 12, 2005. Mr. del Campo's Restricted Stock and Restricted Stock Units vest as to 30% of the shares on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date, and 40% on the fifth anniversary of the grant date. As of June 30, 2005, Mr. del Campo's Restricted Stock and Restricted Units had an aggregate value of $308,000.
(10) Amount represents awards of 25,000 shares of Restricted Stock granted on August 23, 2003, 7,500 shares of Restricted Stock granted on February 6, 2004, and 15,000 shares of Restricted Stock Units granted on May 12, 2005. Mr. Davit's Restricted Stock and Restricted Stock Units vest as to 30% of the shares on the third anniversary of the grant date, 30% on the fourth anniversary of the grant date, and 40% on the fifth anniversary of the grant date. As of June 30, 2005, Mr. Davit's Restricted Stock and Restricted Units had an aggregate value of $308,000.
(11) Amount represents awards 40,000 shares of Restricted Stock granted on December 5, 2003 and 12,500 Restricted Stock Units granted on February 6, 2004. Dr. Grau's Restricted Stock and Restricted Stock Units were cancelled in March 2005 in accordance with his Separation Agreement.
(12) Amount represents awards of 12,500 shares of Restricted Stock Units granted on February 6, 2004 and 27,500 shares of Restricted Stock granted on June 14, 2004. Mr. Zuerblis' Restricted Stock vested as to 100% of the shares and his Restricted Stock Units cancelled upon his resignation in April 2005 in accordance with his Separation Agreement. As of June 30, 2005, Mr. Zuerblis' shares of Restricted Stock had an aggregate value of $178,000.
(13) In April 2005, Messrs. del Campo and Davit were named as executive officers of the Company.
(14) In November 2004, the Company entered into a separation agreement with Dr. Grau in connection with his decision to voluntarily resign as the Company's Chief Scientific Officer.
(15) In April 2005, the Company entered into a separation agreement with Mr. Zuerblis in connection with his decision to voluntarily resign from his position as the Company's Executive Vice President, Finance and Chief Financial Officer for personal reasons.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the grant of stock options under the Company's stock option plans to the Named Executive Officers during the fiscal year ended June 30, 2005:

                                           INDIVIDUAL GRANTS
                        -------------------------------------------------------
                                        % OF TOTAL                                POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF      OPTIONS                                 ASSUMED ANNUAL RATES OF STOCK
                          SECURITIES    GRANTED TO      EXERCISE                  PRICE APPRECIATION FOR OPTION
                          UNDERLYING     EMPLOYEES      OR BASE                              TERM(3)
                            OPTIONS         IN           PRICE     EXPIRATION  -----------------------------------
          NAME             GRANTED      FISCAL YEAR    ($/SHARE)       DATE       0%($)      5%($)       10%($)
-----------------------    -------      -----------    ---------    ----------    -----      -----       ------
Jeffrey H. Buchalter        40,000(3)       1.69%         15.46     9/28/2014       --       388,908      985,570
                           725,000(3)      30.70%         13.54    12/22/2014              6,173,544   15,644,973
                           750,000(3)      31.76%          6.95     5/12/2015              3,278,113    8,307,382

Paul S. Davit               50,000(4)       2.12%          6.95     5/12/2015       --       218,541      553,826

Ralph del Campo             50,000(5)       2.12%          6.95     5/12/2015       --       218,541      553,826

Craig A. Tooman            125,000(6)       5.29%         13.08     1/5/2015        --     1,028,243    2,605,769
                            50,000(6)       2.12%          6.95     5/12/2015       --       218,541      553,826
                            50,000(6)       2.12%          5.73     6/10/2015       --       179,991      456,025

-------------------
(1) All options were granted at an exercise price that equaled or exceeded the fair value of the Common Stock on the date of grant, as determined by the last sale price as reported on the Nasdaq National Market.
(2) The amounts set forth in the three columns represent hypothetical gains that might be achieved by the optionees if the respective options are exercised at the end of their terms. These gains are based on assumed rates of stock price appreciation of 0%, 5% and 10% compounded annually from the dates the respective options were granted. The 0% appreciation column is included because the options were granted with exercise prices which equaled or exceeded the market price of the underlying Common Stock on the date of grant, and thus will have no value unless the Company's stock price increases above the exercise prices.
(3) In September 2004, Mr. Buchalter was granted an option to purchase 40,000 shares of the Company's Common Stock for an exercise price of $15.46 per share upon his joining the Board of Directors. The vesting of these options was accelerated and they became exercisable in April 2005. In December 2004, Mr. Buchalter was granted 725,000 shares of the Company's Common Stock at an exercise price of $13.54, pursuant to his employment agreement. The vesting of these options was accelerated and they became exercisable in April 2005. In May 2005, Mr. Buchalter was granted an option to purchase 750,000 shares of the Company's Common Stock for an exercise price of $6.95. The vesting of these options was accelerated and they became exercisable in June 2005.
(4) In May 2005, Mr. Davit was granted an option to purchase 50,000 shares of the Company's Common Stock for an exercise price of $6.95. The vesting of these options was accelerated and they became exercisable in June 2005.
(5) In May 2005, Mr. del Campo was granted an option to purchase 50,000 shares of the Company's Common Stock for an exercise price of $6.95. The vesting of these options was accelerated and they became exercisable in June 2005.
(6) In January 2005, Mr. Tooman was granted an option to purchase 125,000 shares of the Company's Common Stock for an exercise price of $13.08 pursuant to his employment agreement. The vesting of these options was accelerated and they became exercisable in April 2005. In May 2005, Mr. Tooman was granted an option to purchase 50,000 shares of the Company's Common stock at an exercise price of $6.95. The vesting of these options was accelerated and they became exercisable in June 2005. In June 2005, Mr. Tooman was granted an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $5.73 pursuant to his appointment as Executive Vice President, Finance and Chief Financial Officer. The vesting of these options was accelerated and they became exercisable in June 2005.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended June 30, 2005 and unexercised options held as of June 30, 2005.

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                         OPTIONS AT FY-END (#)           AT FY-END ($)(1)
                        SHARES ACQUIRED    VALUE      ---------------------------   ---------------------------
          NAME          ON EXERCISE (#) REALIZED ($) EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------- ---------------- ------------ -----------   -------------   -----------   -------------
Jeffrey H. Buchalter            -             -       1,515,000            -               -             -

Paul S. Davit                   -             -         190,000            -               -             -

Ralph del Campo                 -             -         210,000            -               -             -

Craig A. Tooman                 -             -         225,000            -         $37,500             -

-------------------
(1) Based upon a market value of our common stock of $6.48 per share, as determined by the last sale price as reported on the Nasdaq National Market on June 30, 2005. If the exercise price is equal to or greater than such last sale price, the option is deemed to have no value.

EMPLOYMENT AND SEPARATION AGREEMENTS

JEFFREY H. BUCHALTER

         In December 2004, we entered into an employment agreement with Jeffrey
H. Buchalter, the Chairman of our Board of Directors, pursuant to which Mr. Buchalter will serve as our Chief Executive Officer. The initial term of the employment agreement will expire no earlier than December 31, 2009 and no later than twelve months after either party gives notice to the other that such party does not wish for the agreement to continue beyond such twelve-month period (a "notice of non-renewal").

         The agreement provides for a base salary of $550,000 per year and participation in Enzon's bonus plan for management. Under the bonus plan, Mr. Buchalter will be eligible to receive an annual performance-based cash bonus in an amount between zero and 200% of base salary, based on individual and/or corporate factors to be established and determined by the Board of Directors each year. The annual target bonus is equal to 100% of Mr. Buchalter's base salary. For the fiscal year ended June 30, 2005, Mr. Buchalter's bonus included a guaranteed minimum bonus in the amount of $412,500.

         Under the agreement, Mr. Buchalter was granted an option under our 2001 Incentive Stock Plan to purchase 725,000 shares of our Common Stock at a per share exercise price of $13.54 (the last reported sale price of our common stock on December 22, 2004). This option vested and became exercisable in April 2005. Mr. Buchalter also received 75,000 shares of restricted Common Stock, 22,500 of which shares will vest on each of the third and fourth anniversaries of the date of grant and the remaining 30,000 of which shares will vest on the fifth anniversary of the date of grant, provided Mr. Buchalter remains employed as our Chief Executive Officer on each such date.

         In the event Mr. Buchalter's employment is terminated without cause (as defined in the employment agreement) by us or terminated by Mr. Buchalter for good reason (as defined in the employment agreement), Mr. Buchalter will be entitled to (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination plus (ii) a lump sum cash payment equal to four times his annual base salary plus a prorata portion of his target bonus for the period worked during the fiscal year in which the termination occurs. In addition, we will reimburse Mr. Buchalter for any medical and dental coverage available to him and his family for a period of up to 18 months commencing on the date of termination, and all options and shares of restricted stock that have not vested at the time of termination will vest immediately upon termination.

         If we experience a change of control (as defined in Mr. Buchalter's employment agreement) and we terminate Mr. Buchalter's employment without cause or he terminates his employment for good reason within the period commencing 90 days before such change of control and ending two years after the change of control, Mr. Buchalter will be entitled to (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination plus (ii) a lump sum cash payment equal to six times his annual base salary plus a pro rata portion of his target bonus for the period worked during the fiscal year in which the termination occurs. In addition, we will reimburse Mr. Buchalter for any medical and dental coverage available to him and his family for a period of up to 18 months commencing on the date of termination. Further, upon a change of control any of Mr. Buchalter's options to purchase Common Stock and shares of restricted Common Stock described above that have not vested immediately prior to the effective date of the change of control shall vest at such time.

         If any payments or compensation received by Mr. Buchalter in connection with a change of control are subject to an excise tax under Section 4999 of the Internal Revenue Code, we will be obligated to make additional payments to Mr. Buchalter equal to any such tax liability he may incur.

         Mr. Buchalter's employment agreement requires him to maintain the confidentiality of our proprietary information during the term of his agreement and thereafter. Mr. Buchalter is precluded from competing with us during the term of his employment agreement and for two years after his employment is terminated (one year if the termination occurs pursuant to a notice of nonrenewal from us).

CRAIG A. TOOMAN

         In January 2005, we entered into an employment agreement with Craig A. Tooman, pursuant to which Mr. Tooman was appointed our Executive Vice President Strategic Planning and Corporate Communications. The employment agreement will be effective until January 5, 2008, subject to automatic renewal for an additional twenty-four months.

         The agreement provides for a base salary of $315,000 per year and participation in Enzon's bonus plan for management. Under the bonus plan, Mr. Tooman will be eligible to receive an annual performance-based cash bonus in an amount between zero and 82.5% of base salary, based on individual and/or corporate factors to be established and determined by the Board of Directors each year. The annual target bonus is equal to 50% of Mr. Tooman's base salary. Within five days of the commencement of Mr. Tooman's employment, he received a sign-on cash bonus in the amount of $125,000.

         Pursuant to the agreement, Mr. Tooman was granted an option under our 2001 Incentive Stock Plan to purchase 125,000 shares of our Common Stock at a per share exercise price of $13.08 (the last reported sale price of our common stock on January 5, 2005). This option vested and became exercisable in April 2005. Mr. Tooman also received 25,000 shares of restricted Common Stock, 7,500 of which shares will vest on each of the third and fourth anniversaries of the date of grant and the remaining 10,000 shares will vest on the fifth anniversary of the date of grant, provided Mr. Tooman remains employed as our Executive Vice President Strategic Planning and Corporate Communications on each such date.

         In the event Mr. Tooman's employment is terminated without cause (as defined in the employment agreement) by us or terminated by Mr. Tooman for good reason (as defined in the employment agreement), Mr. Tooman will be entitled to
(i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination; (ii) a cash payment equal to one year of his base salary plus a cash payment equal to the target bonus which would have been payable for the fiscal year which commences immediately following the date of his termination and (iii) a cash payment equal to a prorata portion of his target bonus for the fiscal year during which the termination occurs. In addition, we will reimburse Mr. Tooman for any medical and dental coverage available to him and his family for a period of up to 18 months commencing on the date of termination, and all options and shares of restricted stock described above that have not vested at the time of termination will vest immediately upon termination.

         If we experience a change of control (as defined in Mr. Tooman's employment agreement) and we terminate Mr. Tooman's employment without cause or he terminates his employment for good reason within the period commencing 90 days before such change in control and ending one year after the change of control, Mr. Tooman will be entitled to (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination; (ii) a cash payment equal to two times the sum of his base salary and target bonus for the fiscal year in which the termination occurs and (iii) a cash payment equal to a prorata portion of his target bonus for the fiscal year during which the termination occurs. In addition, we will reimburse Mr. Tooman for any medical and dental coverage available to him and his family for a period of up to 18 months commencing on the date of termination. Further, upon a change of control any of Mr. Tooman's options to purchase Common Stock and shares of restricted Common Stock that have been granted to him, but not yet vested, prior to the effective date of the change of control shall vest at such time.

         Mr. Tooman's employment agreement requires him to maintain the confidentiality of our proprietary information during the term of his agreement and thereafter. Mr. Tooman is precluded from competing with us during the term of his employment agreement and for one year after his employment is terminated.

         On June 10, 2005, Mr. Tooman was appointed to the position of Executive Vice President Finance and Chief Financial Officer. In connection with Mr. Tooman's appointment, his base salary was increased to $365,000 per year and he was granted an option to purchase 50,000 shares of Enzon Common Stock at a per share exercise price of $5.73 per share (the last reported sale price of our common stock on June 10, 2005). The option vested and became exercisable in June 2005.

PAUL S. DAVIT

         In May 2004, we entered into an amended and restated severance agreement with the Company's then Senior Vice-President, Human Resources, the initial term of which expired on December 31, 2004, with an automatic renewal for an additional twelve months in January of each year, unless the Company provides notice of non-renewal by September 30 of the preceding year and provided that such notice by the Company not to extend, in the event that there occurs, during the term, a Change in Control. This agreement shall then continue in effect for a period of twelve months beyond the date of such Change of Control.

         In the event Mr. Davit's employment is terminated by us without cause (as defined in Mr. Davit's agreement), or by Mr. Davit for good reason (as defined in Mr. Davit's agreement) Mr. Davit will be entitled to: (i) a cash payment equal to his annual base salary through the date of termination, and
(ii) a cash payment equal to the target bonus which would be payable for the fiscal year during which such termination occurs. If Mr. Davit is terminated without cause or terminates his employment for good reason, in either case within 90 days before or one year after the Company hires a new CEO (and such new CEO is hired before December 31, 2005), then Mr. Davit would be entitled to
(i) a cash payment equal to three-fourths his annual base salary through the date of termination (ii) a cash payment equal to three-fourths the target bonus which would be payable for the fiscal year during which such termination occurs, and (iii) reimbursement for any medical and dental coverage available to Mr. Davit and any family member for a period of up to nine months commencing on the date of termination. If we experience a change of control (as defined in Mr. Davit's agreement), other than a change in CEO prior to December 31, 2005, and we terminate Mr. Davit's employment without cause or he terminates his employment for good reason within the period commencing 90 days before such change of control and ending one year after the change of control, Mr. Davit will be entitled to (i) a cash payment equal to one and one half times his annual base salary, (ii) a cash payment equal to one and one half times the target bonus which would be payable for the fiscal year in which such termination occurs, (iii) reimbursement for any medical and dental coverage available to Mr. Davit and any family member for a period of up to eighteen months commencing on the date of termination, (iv) all options to acquire shares of the Company shall fully vest prior to the effective date of the change in control, and any options not exercised prior to the effective date of the change in control shall terminate as of the effective date, and (v) all shares of restricted stock and/or restricted stock units will fully vest.

         Upon entering into the agreement with Mr. Davit, his change of control agreement that had previously been in effect was terminated.

RALPH DEL CAMPO

         In May 2004, we entered into an amended and restated severance agreement with the Company's then Senior Vice-President, Operations, the initial term of which expired on December 31, 2004, with an automatic renewal for an additional twelve months in January of each year, unless the Company provides notice of non-renewal by September 30 of the preceding year and provided that such notice by the Company not to extend, in the event that there occurs, during the term, a Change in Control. This agreement shall then continue in effect for a period of twelve months beyond the date of such Change of Control.

         In the event Mr. del Campo's employment is terminated by us without cause (as defined in Mr. del Campo's agreement), or by Mr. del Campo for good reason (as defined in Mr. del Campo's agreement) Mr. del Campo will be entitled to: (i) a cash payment equal to his annual base salary through the date of termination, and (ii) a cash payment equal to the target bonus which would be payable for the fiscal year during which such termination occurs. If Mr. del Campo is terminated without cause or terminates his employment for good reason, in either case within 90 days before or one year after the Company hires a new CEO (and such new CEO is hired before December 31, 2005), then Mr. del Campo would be entitled to (i) a cash payment equal to three-fourths his annual base salary through the date of termination (ii) a cash payment equal to three-fourths the target bonus which would be payable for the fiscal year during which such termination occurs, and (iii) reimbursement for any medical and dental coverage available to Mr. del Campo and any family member for a period of up to nine months commencing on the date of termination. If we experience a change of control (as defined in Mr. del Campo's agreement), other than a change in CEO prior to December 31, 2005, and we terminate Mr. del Campo's employment without cause or he terminates his employment for good reason within the period commencing 90 days before such change of control and ending one year after the change of control, Mr. del Campo will be entitled to (i) a cash payment equal to one and one half times his annual base salary, (ii) a cash payment equal to one and one half times the target bonus which would be payable for the fiscal year in which such termination occurs (iii) reimbursement for any medical and dental coverage available to Mr. del Campo and any family member for a period of up to eighteen months commencing on the date of termination, (iv) all options to acquire shares of the Company shall fully vest prior to the effective date of the change in control, and any options not exercised prior to the effective date of the change in control shall terminate as of the effective date, and (v) all shares of restricted stock and/or restricted stock units will fully vest.

         Upon entering into the agreement with Mr. del Campo, his change of control agreement that had previously been in effect was terminated.

KENNETH J. ZUERBLIS

         In April 2005, we entered into a separation agreement with Kenneth Zuerblis. Under the separation agreement, Mr. Zuerblis voluntarily resigned as Executive Vice President, Chief Financial Officer effective April 21, 2005. Pursuant to the Separation Agreement, Mr. Zuerblis received a cash payment equal to his annual base salary of $320,000, the prorata amount of his annual target bonus (which is 50% of his base salary) of $133,000 for fiscal year 2005, and his annual target bonus for fiscal year 2006 or $160,000. All options to acquire shares in the Company held by Mr. Zuerblis as of the separation date vested and shall remain exercisable after such date in accordance with the terms of the relevant plans and granting instruments (to the extent any provision of this agreement conflicts with any provision of any stock option plan or agreement between the Company and Mr. Zuerblis, the provision defined in the Separation Agreement shall take precedence). In addition, the period of time he has to exercise certain of his options was extended to 18 months; the vesting of some of his options and restricted stock were accelerated; and he will be reimbursed for his medical insurance premiums for up to 36 months.

         On June 14, 2004, we entered into an employment agreement with Kenneth
J. Zuerblis, our Chief Financial Officer, which automatically renewed for an additional twenty-four months on March 31, 2005. This agreement provided for a base salary of $320,000 per year and participation in Enzon's bonus plan for management. Under this agreement, Mr. Zuerblis was granted an option under Enzon's 2001 Incentive Stock Plan to purchase 25,000 shares of our Common Stock at a per share exercise price of $12.27. This option will vest as to 25% of the shares on each of the first four anniversaries of the date of grant provided Mr. Zuerblis remains employed as our Chief Financial Officer on such date. Mr. Zuerblis also received 27,500 shares of restricted Common Stock, 30% of which vest on each of the third and fourth anniversaries of the date of grant and the remaining 40% of which vest on the fifth anniversary of the date of grant provided Mr. Zuerblis remains employed as our Chief Financial Officer on such date.

         In the event Mr. Zuerblis' employment was terminated without cause, by us or terminated by Mr. Zuerblis for good reason (as defined in his employment agreement), Mr. Zuerblis would be entitled to (i) a cash payment equal to his annual base salary, (ii) a cash payment equal to the target bonus, which would be payable for the fiscal year which commenced immediately following the date of termination, (iii) reimbursement for any medical and dental coverage available to Mr. Zuerblis and any family member for a period of up to 18 months commencing on the date of termination, plus the continuation of such payments for a subsequent 18 months, (iv) a cash payment equal to any unpaid base salary through the date of termination, (v) a cash payment equal to a prorata amount of the target bonus for the fiscal year during which the termination occurred, (vi) all options that not vested at the time of termination terminated, provided, however, that a prorata portion of the options granted to Mr. Zuerblis under his employment vested as of the date of termination. If Mr. Zuerblis is terminated within six months after we hired a new CEO and before December 31, 2005, then the option and the shares of restricted stock granted to Mr. Zuerblis under his employment agreement shall fully vest. If we experience a change of control (as defined in Mr. Zuerblis' employment agreement) and we terminated Mr. Zuerblis' employment without cause or he terminated his employment for good reason within the period commencing 90 days before such change of control and ending one year after the change of control, Mr. Zuerblis was entitled to his unpaid base salary and a prorata portion of his bonus through the date of termination, plus a cash payment equal to two times the sum of his annual base salary plus his target bonus (which is 50% of his base salary) and reimbursement for any medical and dental coverage available to Mr. Zuerblis and any family member for a period of up to 18 months commencing on the date of termination plus a continuation of such payments for an additional 18 months. In addition, all of Mr. Zuerblis' outstanding unvested options to purchase Common Stock and unvested shares of restricted Common Stock would have vested upon the change of control. Further, upon his termination in connection with any change of control Mr. Zuerblis would receive a one-year consulting agreement. Under this agreement, he receives compensation equal to his then most recent base salary and target bonus.

         Mr. Zuerblis' employment agreement also requires him to maintain the confidentiality of Enzon information during the term of his agreement and thereafter. Mr. Zuerblis is precluded from competing with Enzon during the term of his employment agreement and for two years after his employment is terminated.

         Upon entering into the employment agreement with Mr. Zuerblis, his change of control agreement that had previously been in effect was terminated.

DR. ULRICH GRAU

         In November 2004, we entered into a Separation Agreement with Dr. Grau. Dr. Grau voluntarily resigned as Executive Vice President and Chief Scientific Officer effective March 31, 2005. Pursuant to the Separation Agreement, Dr. Grau's received a cash payment equal to nine months of his base salary or $334,000 as well as a cash payment of 90% his annual target bonus for fiscal year 2005 (50% of base salary) payable in August 2005 of $200,250.

         At the time of Dr. Grau's resignation, none of the shares of restricted stock or restricted stock units granted had vested. At that time, all unvested shares of restricted Common Stock and all unvested options to purchase Common Stock were canceled. All options to purchase Common Stock vested under the Company's Non-Qualified Stock Plan that had vested by his resignation date shall remain outstanding and exercisable until September 2005. All options to purchase Common Stock under the Company's Inactive Stock Plan that had vested by his resignation date shall remain outstanding and exercisable until March 2006.

         Dr. Grau's separation agreement requires him to comply with a non-compete covenant of up to two years with respect to certain technologies and compounds.

         On December 5, 2003, we entered into an amended and restated employment agreement with Dr. Ulrich Grau, our Chief Scientific Officer, which automatically renewed on March 31, 2005. This agreement provided for a base salary of $425,000 per year and participation in Enzon's bonus plan for management. Under our original employment agreement with Dr. Grau, he was granted an option to purchase 150,000 shares at a price of $45.98 per share under our 1987 Non-Qualified Option Plan in March 2002, which option remains outstanding. With regard to 100,000 shares subject to this option, this option would vest and become exercisable as to 25,000 shares on the first, second, third and fourth anniversaries of the date of grant. The remaining 50,000 shares would vest on the fifth anniversary of the grant and would have immediately vested and become exercisable on the date on which the audited financial statements of the Company report net annual revenues of not less than $50 million from the commercial sale of products used for organ rejection or autoimmune diseases, provided Dr. Grau was then employed as Enzon's Chief Scientific Officer. Under his amended and restated employment agreement, Dr. Grau received an additional 40,000 shares of restricted Common Stock. On each of the third and fourth anniversaries of the date of grant, 30% of these shares will vest and the remaining 40% will vest on the fifth anniversary of the date of grant, provided Dr. Grau was then employed as our Chief Scientific Officer.

         In the event Dr. Grau's employment was terminated without cause, or not renewed on March 31, 2005, by us or terminated by Dr. Grau for good reason (as defined in Dr. Grau's amended and restated employment agreement), Dr. Grau would be entitled to (i) cash payments equal to his annual base salary, (ii) a cash payment equal to the target bonus, which would be payable for the fiscal year which commences immediately following the date of termination, (iii) reimbursement for any medical and dental coverage available to Dr. Grau and any family member a period of up to eighteen months commencing on the date of termination, (iv) a cash payment equal to any unpaid base salary through the date of termination, (v) a cash payment equal to a prorata amount of the target bonus for the fiscal year during which termination occurs, (vi) all options not vested at the time of termination will terminate, however, with respect to the option to purchase 100,000 shares, a portion of the tranche of unvested options which were schedule to vest on the anniversary of the commencement date immediately following the date of such termination would vest. The option to purchase 50,000 shares which becomes exercisable on the fifth anniversary date of the commencement date subject to acceleration upon the achievement of an annual net annual revenue milestone, as described above, would vest as to a prorata portion of such shares as of the date of termination. If we experienced a change of control (as defined in Dr. Grau's amended and restated employment agreement) and terminated Dr. Grau's employment without cause or he terminated his employment for good reason within the period commencing 90 days before such change of control and ending one year after the change of control, Dr. Grau would have been entitled to his unpaid base salary and a prorata portion of his bonus through the date of termination, plus cash payments equal to two times the sum of his annual base salary plus his target bonus (which is 50% of his base salary) and reimbursement for any medical and dental coverage available to Dr. Grau and any family member for a period of up to eighteen months commencing on the date of termination. In addition, all of Dr. Grau's outstanding unvested options to purchase Common Stock and unvested shares of restricted Common Stock would have vested upon the change of control.

         Dr. Grau's amended and restated employment agreement also requires him to maintain the confidentiality of Enzon information during the term of his agreement and thereafter. Dr. Grau is precluded from competing with the Company during the term of his employment agreement and for two years after his employment is terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of our Compensation Committee are Rolf Classon (chairperson), Goran Ando, Robert LeBuhn, and Victor Micati. Each is an independent outside director. There are no interlocks among any of the members of the Compensation Committee and any of our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of August 15, 2005 concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's voting stock, each director, each executive officer named in the Summary Compensation Table and all executive officers and directors of the Company as a group:

                                                                              PERCENTAGE OF
              DIRECTORS, OFFICERS OR                   NUMBER OF              VOTING STOCK
                5% STOCKHOLDERS(1)                     SHARES(2)             OUTSTANDING(3)
              ----------------------                 -------------           ---------------
Jeffrey H. Buchalter                                   1,526,078(4)               3.3%
Dr. Goran A. Ando                                         35,000(5)                 *
Rolf A. Classon                                           94,935(6)                 *
Dr. Rosina B. Dixon                                      179,607(7)
Robert LeBuhn                                            126,134(8)
Victor P. Micati                                          35,000(9)                 *
Phillip M. Renfro                                         20,000(10)                *
Robert C. Salisbury                                        2,000(11)                *
Paul S. Davit                                            190,300(12)                *
Ralph del Campo                                          210,101(13)                *
Craig A. Tooman                                          225,000(14)                *
Barclay Global Investors                               4,027,260(15)              9.1%
  45 Fremont Street
  San Francisco, CA  94105
Orbimed Advisors, LLC                                  3,641,000(16)              8.2%
  767 Third Avenue
  New York, NY 10017
Pequot Capital Management, Inc.                        3,391,500(17)              7.7%
  500 NY ALA Furn Road
  Westport, CT 06880
All Executive Officers and Directors                   2,644,155(18)              5.7%
  as a group (eleven persons)

-------------------
*        Less than one percent
(1) The address of all current executive officers and directors listed above is in the care of the Company.
(2) All shares listed are Common Stock. Except as discussed below, none of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended, and the beneficial owner has sole voting and investment power, subject to community property laws where applicable.
(3) Gives effect to 44,236,202 shares of Common Stock which were issued and outstanding as of August 15, 2005. Each share of Common Stock is entitled to one vote. The percentage of voting stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of August 15, 2005 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of August 15, 2005 plus (B) the number of shares of Common Stock issuable upon exercise of options held by such stockholder which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005.
(4) Includes (i) 1,515,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005, (ii) 1,078 shares of restricted Common Stock which vested.
(5) Includes 35,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005.
(6) Includes (i) 85,000 shares subject to options which were exercisable as of August 15, 2005 or will become exercisable within 60 days after August 15, 2005 (ii) 663 shares of restricted stock which vested.
(7) Includes (i) 125,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005, (ii) 663

-------------------

         shares of restricted stock that vested. (ii) 500 shares held by Dr. Dixon's husband. Dr. Dixon disclaims beneficial ownership as to shares held by her husband.
(8) Includes (i) 85,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005. (ii) 663 shares of restricted stock that vested.
(9) Includes 35,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005.
(10) Includes 20,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005.
(11)     Includes 2,000 shares beneficially owned.
(12) Includes (i) 190,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005. (ii) 300 shares held through Mr. Davit's 401(k) account.
(13) Includes 210,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005. (ii) 101 shares held through Mr. del Campo's 401(k) account.
(14) Includes 225,000 shares subject to options which were exercisable as of August 15, 2005 or which will become exercisable within 60 days after August 15, 2005.
(15) Information concerning stock ownership was obtained from Schedule 13F filed with the Securities and Exchange Commission for the period ended June 30, 2005.
(16) Information concerning stock ownership was obtained from Schedule 13F filed with the Securities and Exchange Commission for the period ended June 30, 2005.
(17) Information concerning stock ownership was obtained from Schedule 13F filed with the Securities and Exchange Commission for the period ended June 30, 2005.
(18) Includes all shares owned beneficially by the directors and executive officers named in the Summary Compensation Table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Craig A. Tooman received benefits in connection with his appointment as Executive Vice President, Strategic Planning and Corporate Communications. We are party to a relocation services agreement with an independent third party (the "Provider") pursuant to which, in accordance with our relocation policy, in March 2005 the Provider purchased Mr. Tooman's residence at a purchase price calculated using the average of two independent appraisals of the property (the "Purchase Price"). Mr. Tooman was paid $324,388 in connection with the transaction which amount represents Mr. Tooman's equity in the property. Under the relocation services agreement, we reimbursed the Provider for the equity component of the Purchase Price and the related closing costs. We are responsible for a $2,500 service fee to the Provider as well as carrying and sales costs that the Provider incurs in connection with selling the property. We will receive the net proceeds from the resale of the property, and, if the property is sold for less than the Purchase Price, we are responsible for reimbursing the Provider for the amount of the deficiency.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         The following table sets forth the aggregate fees billed to the Company by KPMG for professional services rendered for the fiscal years ending June 30, 2005 and 2004:

                                                                           2005              2004
                                                                       -------------     -------------
    Audit fees (1)                                                      $1,018,200       $   210,000
    Audit related fees (2)                                                       -            10,000
    Tax fees (3)                                                            52,470            93,000
                                                                       -------------     -------------
       Total fees                                                       $1,070,670       $   313,000
                                                                       =============     =============

-------------------
(1) Includes services relating to the audit of the annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC, accounting consultations, and the audit of management's assessment of the effectiveness and the effectiveness of internal controls over financial reporting.
(2)      Includes services relating to the audit of employee benefits plans.
(3)      Includes services for tax compliance and tax advisory services.

PRE-APPROVAL POLICIES AND PROCEDURES.

         Our Finance and Audit Committee is required to pre-approve the audit and non-audit services performed by the independent accountants in order to assure that the provision of such services does not impair the accountants' independence. Our Finance and Audit Committee specifically pre-approves all audit fees, audit related fees, tax service fees and all other fees. The committee has delegated authority to the Chair of the Finance and Audit Committee to approve any services not specifically pre-approved by the committee provided that disclosure of such services and fees is made to the Finance and Audit Committee at the next scheduled meeting following such approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

         (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

           Exhibit
            Number                                        Description                               Reference No.
            ------                                        -----------                               -------------
              2.1              Mutual Termination Agreement and Release by and among Enzon               +/+/-(3)
                               Pharmaceuticals, Inc., NPS Pharmaceuticals, Inc., Momentum
                               Merger Corporation, Newton Acquisition Corporation and Einstein
                               Acquisition Corporation, dated as of June 4, 2003.
              3(i)             Certificate of Incorporation as amended                                    ~(3(i))
              3(i)(a)          Amendment to Certificate of Incorporation                                    \\(A)
              3(ii)            By laws, as amended                                                       ^(3(ii))
              4.1              Indenture dated as of June 26, 2001, between the Company and              +++(4.1)
                               Wilmington Trust Company, as trustee, including
                               the form of 4 1/2% Convertible Subordinated Note
                               due 2008 attached as Exhibit A thereto
              4.2              Rights Agreement dated May 17, 2002 between the Company and                  ^ (1)
                               Continental Stock Transfer Trust Company, as rights agent
              4.3              First Amendment to the Rights Agreement, dated as of February               +/-(1)
                               19, 2003 between the Company and Continental Stock Transfer &
                               Trust Company, as rights agent.
             10.1              Form of Change of Control Agreements dated as of January 20,               #(10.2)
                               1995 entered into with an Executive Officer**
             10.2              Lease - 300-C Corporate Court, South Plainfield, New Jersey                =(10.3)
             10.3              Lease dated April 1, 1995 regarding 20 Kingsbridge Road,                   #(10.7)
                               Piscataway, New Jersey
             10.4              Lease 300A-B Corporate Court, South Plainfield, New Jersey               ++(10.10)
             10.5              Employment Agreement dated May 9, 2001, between the Company and         ///(10.30)
                               Arthur J. Higgins**
             10.6              Amendment dated May 23, 2001, to Employment Agreement between           ///(10.31)
                               the Company and Arthur J. Higgins dated May  9, 2001**
             10.7              Form of Restricted Stock Award Agreement between the Company and         ////(4.3)
                               Arthur J. Higgins**
             10.8              Modification of Lease Dated May 14, 2003 - 300-C Corporate                 @(10.8)
                               Court, South Plainfield, New Jersey
             10.9              Lease - 685 Route 202/206, Bridgewater, New Jersey                      ^^^(10.14)
             10.10             Employment Agreement with Ulrich Grau dated as of March 6, 2002**       ^^^(10.15)
             10.11             2001 Incentive Stock Plan as amended**                                   @@(10.23)
             10.12             Development, License and Supply Agreement between the Company             ~(10.15)
                               and Schering Corporation; dated November 14, 1990, as amended*
             10.13             Transition Agreement dated July 2, 2002 between the Company and          ~~(10.16)
                               Jeffrey McGuire**
             10.14             Asset Purchase Agreement between the Company and Elan                       \(2.1)
                               Pharmaceuticals, Inc., dated as of October 1, 2002
             10.15             License Agreement between the Company and Elan Pharmaceuticals,         ~~~(10.18)
                               Inc., dated November 22, 2002
             10.16             Option Agreement between the Company and Arthur J. Higgins,             ~~~(10.19)
                               dated as of December 3, 2002**

           Exhibit
            Number                                        Description                               Reference No.
            ------                                        -----------                               -------------
             10.17             Form of Restricted Stock Agreement between the Company and              ~~~(10.20)
                               Arthur J. Higgins **
             10.18             Royalty Agreement between the Company and Vivo Healthcare               ~~~(10.21)
                               Corporation, dated as of October 16, 2002**
             10.19             Assignment Agreement between the Company and Vivo Healthcare            ~~~(10.22)
                               Corporation, dated as of October 16, 2002**
             10.20             Restricted Stock Purchase Agreement dated as of June 4, 2003 by          +/+/-(4)
                               and between Enzon Pharmaceuticals, Inc. and NPS Pharmaceuticals,
                               Inc.
             10.21             Registration Rights Agreement dated as of June 4, 2003 by and            +/+/-(5)
                               between Enzon Pharmaceuticals, Inc. and NPS Pharmaceuticals, Inc.
             10.22             Outside Directors' Compensation Arrangement                                   @@@@
             10.23             Amendment No. 2 to Employment Agreement with Arthur Higgins              @@(10.24)
                               dated December 3, 2003
             10.24             Amended and Restated Employment Agreement with Ulrich Grau dated         @@(10.25)
                               December 5, 2003
             10.25             Restricted Stock Award Agreement with Ulrich Grau dated                  @@(10.26)
                               December 5, 2003
             10.26             Separation Agreement with Arthur Higgins dated May 10, 2004             @@@(10.27)
             10.27             Development Agreement with Inex Pharmaceuticals dated January           @@@(10.28)
                               19, 2004***
             10.28             Product Supply Agreement with Inex Pharmaceuticals dated January        @@@(10.29)
                               19, 2004***
             10.29             Co-Promotion Agreement with Inex Pharmaceuticals dated January          @@@(10.30)
                               19, 2004***
             10.30             Employment Agreement with Kenneth J. Zuerblis dated June 14,            @@@@(10.30)
                               2004, along with a form of Restricted Stock Award Agreement between the Company and Mr.  Zuerblis executed as of June 14,
                               2004 and a form of Consulting Agreement between the Company and
                               Mr. Zuerblis
             10.31             Executive Deferred Compensation Plan                                     @@@@(10.31)
             10.32             Separation Agreement with Kenneth J. Zuerblis dated April 21, 2005
             10.33             Restated Executive Deferred Compensation Plan                                   <1
             10.34             Amendment dated June 10, 2005, to Employment Agreement between                  <1
                               the Company and Craig A. Tooman dated January 5, 2005
             10.35             Form of Non-Qualified Stock Option Agreement between the Company                <1
                               and Craig A. Tooman
             10.36             Amended and Restated Severance Agreement with Paul S. Davit                     <1
                               dated May 7, 2004
             10.37             Amended and Restated Severance Agreement with Ralph del Campo                   <1
                               dated May 7, 2004
             10.38             Outside Directors' Compensation Plan                                            <1
             10.39             Separation Agreement with Dr. Ulrich Grau dated November 24, 2004       @@@@@(10.5)
             12.1              Computation of Ratio of Earnings to Fixed Charges                               <1
             21.0              Subsidiaries of Registrant                                               @@@@(21.0)
             23.0              Consent of KPMG LLP, Independent Registered Public Accounting                   <1
                               Firm
             31.1              Certification of Principal Executive Officer pursuant to                        <1
                               Section 302 of the Sarbanes-Oxley Act of 2002
             31.2              Certification of Principal Financial Officer pursuant to Section                <1
                               302 of the Sarbanes-Oxley Act of 2002
             32.1              Certification of Principal Executive Officer pursuant to                        <1
                               Section 906 of the Sarbanes-Oxley Act of 2002
             32.2              Certification of Principal Financial Officer pursuant to Section                <1
                               906 of the Sarbanes-Oxley Act of 2002

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

^^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

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

@@@ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

@@@@ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

@@@@@ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

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

                                        ENZON PHARMACEUTICALS, INC.
                                        --------------------------------
                                               (Registrant)

Dated:  September 29, 2005
                                        By:/s/Jeff Buchalter
                                           -----------------------------
                                           Jeff Buchalter
                                           Chairman, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  September 29, 2005              By:/s/Craig A. Tooman
                                           -----------------------------
                                           Craig A. Tooman
                                           Executive Vice President, Finance an
                                           Chief Financial Officer
                                           (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Name                                         Title                             Date
         ----                                         -----                             ----

/s/Craig A. Tooman                       Executive Vice President, Finance     September 29, 2005
-------------------------------          and Chief Financial Officer
Craig A. Tooman                          (Principal Financial Officer)


/s/Jeffrey H. Buchalter                  Chairman of the Board                 September 29, 2005
-------------------------------------
Jeffrey H. Buchalter

/s/Goran Ando                            Director                              September 29, 2005
----------------------------------
Goran Ando

/s/Rolf A. Classon                       Director                              September 29, 2005
---------------------------------
Rolf A. Classon

/s/Rosina B. Dixon                       Director                              September 29, 2005
--------------------------------
Rosina B. Dixon

/s/Robert LeBuhn                         Director                              September 29, 2005
--------------------------------
Robert LeBuhn

/s/Victor P. Micati                      Director                              September 29, 2005
----------------------------------
Victor P. Micati

/s/Phillip M. Renfro                     Director                              September 29, 2005
--------------------------------
Phillip M. Renfro

/s/Robert C. Salisbury                   Director                              September 29, 2005
-------------------------------
Robert C. Salisbury

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         Page
                                                                                                     -------------

Report of Independent Registered Public Accounting Firm                                                   F-2
Consolidated Financial Statements:
 Consolidated Balance Sheets - June 30, 2005 and 2004                                                     F-3
 Consolidated Statements of Operations - Years ended June 30, 2005, 2004 and 2003                         F-4
 Consolidated Statements of Stockholders' Equity - Years ended June 30, 2005, 2004 and 2003               F-5
 Consolidated Statements of Cash Flows - Years ended June 30, 2005, 2004 and 2003                         F-8
 Notes to Consolidated Financial Statements                                                               F-9
Consolidated Financial Statement Schedule:
 Schedule II - Valuation and Qualifying Accounts                                                         F-36

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enzon Pharmaceuticals, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 23, 2005 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
September 28, 2005

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2005 AND 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          2005           2004
                                                                                      -------------  -------------
                                       ASSETS

Current assets:
 Cash and cash equivalents                                                                $55,553        $77,532
 Short-term investments                                                                   103,194         27,119
 Investment in equity securities                                                            4,256         23,625
 Accounts receivable, net                                                                  25,638         25,977
 Inventories                                                                               15,679         11,215
 Deferred tax assets                                                                            -          7,005
 Other current assets                                                                       7,733          4,989
                                                                                      -------------  -------------
   Total current assets                                                                   212,053        177,462
                                                                                      -------------  -------------

Property and equipment, net                                                                33,214         34,859
Marketable securities                                                                      66,384         81,582
Investments in equity securities                                                            6,375         14,281
Deferred tax assets                                                                             -         61,177
Amortizable intangible assets, net                                                        176,142        194,067
Goodwill                                                                                  150,985        150,985
Other assets                                                                                5,708          7,997
                                                                                      -------------  -------------
                                                                                          438,808        544,948
                                                                                      -------------  -------------

   Total assets                                                                          $650,861       $722,410
                                                                                      =============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                          $9,874         $8,663
 Accrued expenses                                                                          17,874         14,001
 Accrued interest                                                                           9,000          9,000
 Deferred tax liability                                                                     1,106              -
                                                                                      -------------  -------------
   Total current liabilities                                                               37,854         31,664
                                                                                      -------------  -------------

 Accrued rent                                                                                 208            343
 Unearned revenue                                                                             437          1,312
 Deferred tax liability                                                                     9,860              -
 Notes payable                                                                            399,000        400,000
                                                                                      -------------  -------------
                                                                                          409,505        401,655
                                                                                      -------------  -------------
Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares
    issued and outstanding in 2005 and 2004                                                     -              -
 Common stock-$.01 par value, authorized 90,000,000 shares issued and
     outstanding 44,236,202 shares in 2005 and 43,750,934 shares in 2004                      442            438
 Additional paid-in capital                                                               325,821        322,486
 Accumulated other comprehensive income (loss)                                             (4,527)        (7,330)
 Deferred compensation                                                                     (5,696)        (3,571)
 Accumulated deficit                                                                     (112,538)       (22,932)
                                                                                      -------------  -------------
   Total stockholders' equity                                                             203,502        289,091
                                                                                      -------------  -------------

   Total liabilities and stockholders' equity                                            $650,861       $722,410
                                                                                      =============  =============

       The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               2005           2004         2003
                                                                           -------------  ------------- ------------
Revenues:
 Product sales, net                                                            $99,192       $107,922      $59,264
 Manufacturing revenue                                                          15,644         12,911        8,742
 Royalties                                                                      49,771         47,707       77,589
 Contract revenue                                                                1,643          1,031          811
                                                                           -------------  ------------- ------------

   Total revenues                                                              166,250        169,571      146,406
                                                                           -------------  ------------- ------------

Costs and expenses:
 Cost of sales and manufacturing revenue                                        46,023         46,986       28,521
 Research and development                                                       36,957         34,769       20,969
 Selling, general and administrative                                            57,195         47,001       30,571
 Amortization of acquired intangibles                                           13,447         13,432        9,211
 Write-down of carrying value of investment                                          -          8,341       27,237
 Acquired in-process research and development                                        -         12,000            -
 Restructuring charge                                                            2,053              -            -
                                                                           -------------  ------------- ------------
   Total costs and expenses                                                    155,675        162,529      116,509
                                                                           -------------  ------------- ------------

Operating income                                                                10,575          7,042       29,897
                                                                           -------------  ------------- ------------

Other income (expense):
 Investment income, net                                                          4,360         13,396        8,942
 Interest expense                                                              (19,829)       (19,829)     (19,828)
 Merger termination fee, net                                                         -              -       26,897
 Other                                                                          (6,768)         6,776           41
                                                                           -------------  ------------- ------------

                                                                               (22,237)           343       16,052
                                                                           -------------  ------------- ------------

(Loss) Income before tax provision                                             (11,662)         7,385       45,949
Income tax provision                                                            77,944          3,177          223
                                                                           -------------  ------------- ------------

Net (loss) income                                                             ($89,606)        $4,208      $45,726
                                                                           =============  ============= ============

Basic (loss) earnings per common share                                          ($2.06)         $0.10        $1.06
                                                                           =============  ============= ============

Diluted (loss) earnings per common share                                        ($2.06)         $0.10        $1.05
                                                                           =============  ============= ============

Weighted average number of common shares outstanding -- basic                   43,486         43,350       43,116
                                                                           =============  ============= ============

Weighted average number of common shares and dilutive potentially common
 shares outstanding                                                             43,486         43,522       43,615
                                                                           =============  ============= ============

       The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                             Preferred stock           Common stock
                                             ---------------           ------------        Additional
                                           Number of       Par      Number of      Par       Paid-in
                                             Shares       Value      Shares       Value      Capital
                                          -------------  --------  ------------  --------  ------------
Balance, June  30, 2002                         7           $-         43,000      $430      $262,854
Common stock issued for exercise of
    Non-qualified stock options                              -            305         3         1,370
Issuance of restricted common stock             -            -            200         2         3,558
Conversion and redemption of preferred
    stock                                      (7)           -             14         -           (25)
Amortization of deferred compensation           -            -              -         -             -
Dividends on preferred stock                    -            -              -         -             -
Tax benefit recognized related to stock
    option exercises                            -            -              -         -        54,731
Other comprehensive income:
    Net income                                  -            -              -         -             -
    Net change in unrealized loss on
        securities, net of tax                  -            -              -         -             -
    Reclassification adjustment for loss
        included in net income, net of tax      -            -              -         -             -


 Total other comprehensive income
                                          -------------  --------  ------------  --------  ------------

Balance, June 30, 2003, carried forward         -           $-         43,519      $435      $322,488

[RESTUBBED]

                                             Accumulative
                                            Comprehensive        Deferred       Accumulated
                                            Income (Loss)      Compensation       Deficit           Total
                                           -----------------  ---------------- ---------------  --------------
Balance, June  30, 2002                          $1,096           ($1,202)         ($72,683)        $190,495
Common stock issued for exercise of
    Non-qualified stock options                       -                 -                 -            1,373
Issuance of restricted common stock                   -            (3,560)                -                -
Conversion and redemption of preferred
    stock                                             -                 -                 -              (25)
Amortization of deferred compensation                 -               722                 -              722
Dividends on preferred stock                          -                 -              (183)            (183)
Tax benefit recognized related to stock
    option exercises                                  -                 -                 -           54,731
Other comprehensive income:
    Net income                                        -                 -            45,726           45,726
    Net change in unrealized loss on
         securities, net of tax                   1,007                 -                 -            1,007
    Reclassification adjustment for loss
         included in net income, net of tax      (2,262)                -                 -           (2,262)
                                                                                                --------------

 Total other comprehensive income                                                                     44,471
                                           -----------------  ---------------- ---------------  --------------

Balance, June 30, 2003, carried forward           ($159)          ($4,040)         ($27,140)        $291,584

                                                                     (Continued)

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                 (IN THOUSANDS)

                                              Preferred stock         Common stock
                                              ---------------         ------------          Additional
                                            Number of      Par      Number of      Par       Paid-in
                                              Shares      Value      Shares       Value      Capital
                                            -----------  --------  ------------  --------  ------------
Balance, June  30, 2003, brought forward          -         $-         43,519     $435       $322,488
Common stock issued for exercise of
    non-qualified stock options                   -          -             97        1            526
Issuance of restricted common stock               -          -            340        4          4,072
Cancellation of restricted common stock           -          -           (215)      (2)        (4,478)
Common stock issued for Independent
    Director's Stock Plan                         -          -             10        -            143
Amortization of deferred compensation             -          -              -        -              -
Other                                             -          -              -        -           (265)
Other comprehensive income:
    Net income                                    -          -              -        -              -
    Net change in unrealized loss on
       securities, net of reclassification
       adjustments, net of tax                    -          -              -        -              -
    Reclassification adjustment for gain
       included in net income, net of tax         -          -              -        -              -

 Total other comprehensive income
        (loss)
                                            -----------  --------  ------------  --------  ------------
Balance, June 30, 2004 carried forward            -          -         43,751     $438       $322,486

[RESTUBBED]

                                             Accumulated
                                            Comprehensive        Deferred       Accumulated
                                            Income (Loss)      Compensation       Deficit           Total
                                           -----------------  ---------------- ---------------  --------------
Balance, June  30, 2003, brought forward         ($159)           ($4,040)        ($27,140)         $291,584
Common stock issued for exercise of
    non-qualified stock options                      -                  -                -               527
Issuance of restricted common stock                  -             (4,076)               -                 -
Cancellation of restricted common stock              -              3,163                -            (1,317)
Common stock issued for Independent
    Director's Stock Plan                            -                  -                -               143
Amortization of deferred compensation                -              1,382                -             1,382
Other                                                -                  -                -              (265)
Other comprehensive income:
    Net income                                       -                  -            4,208             4,208
    Net change in unrealized loss on
       securities, net of reclassification
       adjustments, net of tax                  (4,651)                 -                -            (4,651)
    Reclassification adjustment for gain
       included in net income, net of tax       (2,520)                 -                -            (2,520)
                                                                                                --------------
 Total other comprehensive income                                                                     (2,963)
        (loss)
                                           -----------------  ---------------- ---------------  --------------
Balance, June 30, 2004 carried forward         ($7,330)           ($3,571)        ($22,932)         $289,091

                                                                     (Continued)

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                 (IN THOUSANDS)


                                             Preferred stock       Common stock
                                             ---------------       ------------            Additional
                                            Number of     Par       Number of      Par       Paid-in
                                             Shares      Value       Shares       Value      Capital
                                           -----------   -------   ------------  -------   ------------

Balance, June  30, 2004, brought forward       -          $-          43,751      $438      $322,486
Common stock issued for exercise of
 non-qualified stock options                   -           -              73         -           461
Issuance of restricted common stock            -           -             570         6         4,768
Cancellation of restricted common stock        -           -            (158)       (2)       (1,894)
Amortization of deferred compensation          -           -               -         -             -
Other comprehensive income:
 Net income                                    -           -               -         -             -
Net change in unrealized loss on
 securities, net of tax                        -           -               -         -             -
Reclassification adjustment for gain
 included in net loss, net of tax              -           -               -         -             -
 Total other comprehensive income
  (loss)
                                          -----------   -------   ------------  -------   ------------

Balance, June  30, 2005                        -          $-          44,236      $442      $325,821
                                          ===========   =======   ============  =======   ============

[RESTUBBED]

                                              Accumulated
                                             Comprehensive       Deferred       Accumulated
                                             Income (Loss)     Compensation       Deficit         Total
                                            ----------------  ---------------  -------------  --------------

Balance, June  30, 2004, brought forward        ($7,330)        ($3,571)         ($22,932)      $289,091
Common stock issued for exercise of
 non-qualified stock options                          -               -                 -            461
Issuance of restricted common stock                   -          (4,774)                -              -
Cancellation of restricted common stock               -           1,896                 -              -
Amortization of deferred compensation                 -             753                 -            753
Other comprehensive income:
 Net income                                           -               -           (89,606)       (89,606)
Net change in unrealized loss on
 securities, net of tax                          (5,886)              -                 -         (5,886)
Reclassification adjustment for gain
 included in net loss, net of tax                 8,689               -                 -          8,689
                                                                                              --------------
 Total other comprehensive income
  (loss)                                                                                         (86,803)
                                           ----------------  ---------------  -------------  --------------

Balance, June  30, 2005                         ($4,527)        ($5,696)        ($112,538)      $203,502
                                           ================  ===============  =============  ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                                               2005          2004           2003
                                                                           -------------  ------------  -------------
Cash flows from operating activities:
 Net (loss) income                                                            ($89,606)       $4,208       $45,726
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization                                                 22,681        22,072        13,264
  Amortization of bond premium (discount)                                        2,555           939        (1,261)
  Amortization of debt issue costs                                               1,829         1,829         1,829
  Loss (gain) on sale of equity investment                                      12,908       (13,004)       (2,318)
  Gain on redemption of notes payable                                             (151)            -             -
  Deferred income taxes                                                         79,380           488        (4,379)
  Acquired in-process research and development                                       -        12,000             -
  Stock-based compensation                                                         753           (57)          830
  Non-cash write down of carrying value of investment                                -         8,341        27,237
  Change in fair value of derivative                                             1,463        (1,728)            -
  Non-cash merger termination fee                                                    -             -       (34,552)
Changes in operating assets and liabilities:
 Decrease (increase) in accounts receivable, net                                   339         7,196        (7,123)
 (Increase) decrease in inventories                                             (4,464)          571        (1,000)
 Decrease (increase)  in other current assets                                   (9,507)       (1,017)        2,649
 Increase (decrease) in accounts payable                                         1,211        (4,146)        8,283
 Increase in accrued expenses                                                    3,873           444         6,276
 (Decrease) increase in income taxes payable                                         -        (2,274)        2,274
 (Decrease) increase in other, net                                              (1,003)        1,229           467
                                                                           -------------  ------------  -------------
  Net cash provided by operating activities                                     22,261        37,091        58,202
                                                                           -------------  ------------  -------------
Cash flows from investing activities:
 Purchase of property and equipment                                             (3,106)       (6,430)      (11,225)
 Purchase of acquired in-process research and development                            -       (12,000)            -
 Acquisition of ABELCET business                                                     -             -      (369,265)
 License of DEPOCYT product                                                          -             -       (12,186)
 Proceeds from sale of investments in equity securities                         30,647        46,923             -
 Proceeds from sale of marketable securities                                    33,000        33,444       371,544
 Purchase of marketable securities                                            (219,855)      (93,315)     (142,232)
 Maturities of marketable securities                                           115,694         4,540        57,000
                                                                           -------------  ------------  -------------
  Net cash used in investing activities                                        (43,620)      (26,838)     (106,364)
                                                                           -------------  ------------  -------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                            229           527         1,265
 Redemption of notes payable                                                      (849)            -             -
 Redemption of preferred stock                                                       -             -           (26)
 Preferred stock dividend paid                                                       -             -          (183)
                                                                           -------------  ------------  -------------
  Net cash (used in) provided by financing activities                             (620)          527         1,056
                                                                           -------------  ------------  -------------
Net (decrease) increase in cash and cash equivalents                           (21,979)        10,780      (47,106)
Cash and cash equivalents at beginning of year                                  77,532         66,752      113,858
                                                                           -------------  ------------  -------------
Cash and cash equivalents at end of year                                       $55,553        $77,532      $66,752
                                                                           =============  ============  =============


        The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) COMPANY OVERVIEW

         Enzon Pharmaceuticals, Inc. ("Enzon" or "the Company") is a biopharmaceutical company that develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies. The Company's operations include sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET, royalties earned, which are primarily earned on sales of PEG-INTRON(R), contract manufacturing revenue, and license fees. The manufacturing and marketing of pharmaceutical products in the U.S. is subject to stringent governmental regulation, and the sale of any of the Company's products for use in humans in the U.S. requires the prior approval of the U.S. Food and Drug Administration ("FDA").

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued interest, and accrued expenses, included in the Company's Consolidated Balance Sheets approximated their fair values at June 30, 2005 and 2004. The carrying values of investments in equity securities were $10.6 million and $37.9 million as of June 30, 2005 and June 30, 2004, respectively. The fair values of investments in equity securities were $21.4 million and $53.4 million as of June 30, 2005 and 2004, respectively. The carrying values of notes payable were $399.0 million and $400.0 million as of June 30, 2005 and 2004, respectively. The fair values of notes payable were $353.6 million and $369.0 million as of June 30, 2005 and 2004, respectively.

 CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with original maturities not exceeding three months to be cash equivalents. Cash equivalents consist primarily of money market funds. As of June 30, 2005 and 2004, the Company held $50.3 million and $72.2 million, respectively, of cash equivalents.

 SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

         The Company classifies its investments in marketable equity securities and debt securities, including auction rate securities as available-for-sale. The Company classified those investments available for current operations with maturities of one year or less as current assets. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, included in the determination of other comprehensive income (loss) and reported in stockholders' equity. The fair value of substantially all securities is determined by quoted market prices.

         The Company held auction rate securities for which interest or dividend rates are generally re-set for periods of up to 90 days. The auction rate securities outstanding at June 30, 2005 were investments in state government bonds and corporate securities. The Company reclassified its auction rate securities from cash and cash equivalents to either short-term investments or marketable securities, depending on the instruments maturity date. At June 30, 2005 the Company held auction rate securities with contractual maturities between 2005 and 2009.

         The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in investment income, net. The cost of securities is based on the specific identification method.

         Investments are considered impaired when a decline in fair value is determined to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments in accordance with Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investment or investee; and the Company's intent and ability to hold the investment. The Company has determined that there were no other-than-temporary declines in the fair values of its short-term investments and marketable securities as of June 30, 2005 and 2004.

         The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005 (in thousands):

Description of Securities                          Less than 12 months           12 Months or Greater
--------------------------------------------    ----------------------------   ----------------------------
                                                    Fair         Unrealized          Fair       Unrealized
                                                   value            loss            value          loss
                                                   -----         ----------         -----       ----------
U.S. Government agency debt(1)                     $76,148        ($178)            $21,733       ($359)
U.S. corporate debt(2)                              19,973         (135)             41,699        (375)
Auction rate securities                             10,025            -                   -           -
                                                ---------------------------    ----------------------------
   Total                                          $106,146        ($313)            $63,432       ($734)
                                                ===========================    ============================



(1) U.S. GOVERNMENT AGENCY DEBT. The unrealized losses of $537,000 in the U.S. Government agencies and Federal agency mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the quality of the holding, and the Company has the ability and the intent to hold these investments until a recovery of fair value, the Company does not consider its investments in U.S. Government agency debt to be other-than-temporarily impaired at June 30, 2005.

(2) U.S. CORPORATE DEBT. The unrealized losses of $510,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its approved investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not credit quality, and the Company has the ability and intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at June 30, 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2005 were as follows (in thousands):

                                                                Gross
                                                             Unrealized           Gross
                                             Amortized         Holdings       Unrealized            Fair
                                               Cost             Gains         Holding Losses        Value*
                                           --------------  ----------------  -----------------   -------------
U.S. Government agency debt                      $98,417       $       -               ($536)         $97,881
U.S. corporate debt                               62,182               -                (510)          61,672
Auction rate securities                           10,025               -                    -          10,025
                                           --------------  ----------------  -----------------   -------------
                                                $170,624       $       -             ($1,046)        $169,578
                                           ==============  ================  =================   =============

* Included in short-term investments $103,194 and marketable securities $66,384 at June 30, 2005.

         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at June 30, 2004 were as follows (in thousands):

                                                                Gross             Gross
                                             Amortized       Unrealized         Unrealized          Fair
                                                Cost        Holding Gains     Holding Losses        Value*
                                           --------------- ----------------  -----------------   -------------
U.S. Government agency debt                    $24,017             $5               ($351)           $23,671
U.S. corporate debt                             71,832              6                (808)            71,030
Auction rate securities                         14,000              -                   -             14,000
                                           --------------- ----------------  -----------------   -------------
                                              $109,849            $11             ($1,159)          $108,701
                                           =============== ================  =================   =============

* Included in short-term investments $27,119 and marketable securities $81,582 at June 30, 2004.

         Gross realized gains from the sale of investment securities included in net income for the years ended June 30, 2005, 2004 and 2003 were $12.9 million, $13.0 million and $2.3 million, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Maturities of debt and marketable equity securities classified as available-for-sale at June 30, 2005 were as follows (in thousands):

                    Years ended June 30,            Amortized Cost           Fair Value
                    --------------------          --------------------   --------------------
                             2006                      $103,653               $103,194
                             2007                        42,398                 42,070
                             2008                        14,548                 14,298
                             2009                        10,025                 10,016
                                                  --------------------   --------------------
                                                       $170,624               $169,578
                                                  ====================   ====================

 INVESTMENTS IN EQUITY SECURITIES

         The Company's investments in equity securities include mainly investments in Nektar Therapeutics ("Nektar"), Micromet AG ("Micromet"), and NPS Pharmaceuticals, Inc. ("NPS"). The Company's investment in Nektar is in the form of preferred stock that is convertible into common stock and its investment in Micromet is in the form of a note that is convertible into common stock. The Company's investments in Nektar and Micromet are both cost method investments. As of June 30, 2005 and 2004, the Company's investments in Nektar and Micromet had an aggregate book value of $6.4 million and $6.4 million, respectively. The Company's investment in NPS is in the form of common stock. The NPS common stock is recorded at its market value and unrealized gains are reflected in accumulated other comprehensive income. As of June 30, 2005 and 2004, the Company's investment in NPS had a book value of $4.3 million and $31.5 million, respectively.

         The Company has determined that there were no other-than-temporary declines in the fair values of its investments in equity securities as of June 30, 2005 given the Company has an unrealized gain of $4.4 million recorded in accumulated other comprehensive income. The Company's consolidated statements of operations for the years ended June 30, 2004 and 2003 include charges of $8.3 million and $27.2 million, to establish new cost bases for these investments due to declines in fair value that were determined to be other-than-temporary. There were no charges in the year ended June 30, 2005. The realized gain of $12.8 million for the year ended June 30, 2004 relates to the sale of Nektar convertible preferred stock (See Note 15).

 DERIVATIVE FINANCIAL INSTRUMENTS

         The Company addresses certain financial exposures through a controlled program of risk management that, at times, included the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. The Company accounts for derivative financial instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and as such, the Company periodically measures the fair value and recognizes the derivative as an asset or a liability in the Consolidated Balance Sheets. The Company records the changes in fair value as other income in the Consolidated Statements of Operations. At June 30, 2005 and 2004, the Company maintained a Zero Cost Protective Collar arrangement that is a derivative financial instrument (See
Note 13.)

 REVENUE RECOGNITION

         Revenues from product sales and manufacturing revenue are recognized at the time of shipment and a provision is made at that time for estimated future credits, chargebacks, sales discounts, rebates and returns (estimates are based on historical trends). These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balance and totaled $6.9 million, including $6.1 million in reserves for chargebacks, as of June 30, 2005. For June 30, 2004 these sales provision accruals are presented as a reduction of the accounts receivable balance, except for rebates, which are recorded as a liability, and totaled $9.5 million, including $7.8 million in reserves for chargebacks as of June 30, 2004. The Company continually monitors the adequacy of the accrual by comparing the actual payments to the estimates used in establishing the accrual. The Company ships product to customers primarily FOB shipping point and utilizes the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured.

         Royalties under the Company's license agreements with third parties are recognized when earned through the sale of product by the licensor. The Company does not participate in the selling or marketing of products for which it receives royalties.

         In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," up-front nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. SAB No. 104 updates the guidance in SAB No. 101 and requires companies to identify separate units of accounting based on the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

must be determined for the entire arrangement. The adoption of EITF 00-21 did not impact the Company's historical consolidated financial position or results of operations, but could affect the timing or pattern of revenue recognition for future collaborative research and/or license agreements. Prior to the adoption of EITF 00-21, revenues from the achievement of research and development process, were recognized when and if the milestones were achieved.

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

 GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of costs over the fair value of identifiable net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as of July 1, 2002. In accordance with the provisions of SFAS No. 142, goodwill and other intangible assets determined to have an indefinite useful life are not subject to amortization, however, they are tested at least annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. As of June 30, 2005, the Company does not have intangibles with indefinite useful lives, other than goodwill.

         The Company evaluates its goodwill at the reporting unit level which represents the Company level. The Company evaluates its reporting unit for impairment based upon a two-step approach. First, the Company determines the fair value of its reporting unit and compares it to its carrying amount. Second, if the carrying amount of its reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in a business combination. The residual fair value after this allocation is the implied fair value of the Company's goodwill. Based upon the Company's annual impairment analysis in for fiscal year ended June 30, 2005, the estimated fair value of its reporting unit exceeded its carrying value, and as a result, the Company did not need to proceed to the second step of the impairment test.

         Other identified intangible assets that are subject to amortization are amortized on a straight-line basis over the period in which the Company expects to receive economic benefit and are reviewed for impairment when facts and circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. If an impairment is indicated, the carrying value of the amortizable intangible asset is compared to its fair value and any excess is recognized as an impairment charge. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", such as property, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

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

   INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOREIGN CURRENCY TRANSACTIONS

         Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded the impacts of foreign currency transaction gains of $39,000 and losses of $57,000 loss for the year ended June 30, 2005 and 2004, respectively. There were no gains or losses from foreign currency transactions for the year ended June 30, 2003. Gains and losses from foreign currency transactions are included as a component of other income (expense).

 STOCK-BASED COMPENSATION PLANS

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be measured on the date of grant of options to employees and members of the Board of Directors and recorded over the vesting period only if the market price at date of grant of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123, as amended.

         When the exercise price of employee or director stock options and restricted stock is less than the fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and recognized over the related vesting or service period.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table illustrates the effect on net income (loss) and net income (loss) per share as if the compensation cost for the Company's stock option grants had been determined based on the fair value at the grant dates for awards consistent with the fair value method of SFAS No. 123 (in thousands, except per share amounts):

                                                                              Years ended June  30,
                                                                      --------------------------------------
                                                                          2005         2004         2003
                                                                      ------------  -----------   ----------
Net income (loss)
 As reported                                                            ($89,606)       $4,208      $45,726
 Add stock-based employee compensation expense included in                   755           328          433
    reported net (loss) income, net of tax (1)
 Deduct total stock-based employee compensation expense                  (27,680)      (11,436)      (8,933)
    determined under fair-value-based method for all awards,
    net of tax (1)
                                                                      ------------  -----------   ----------
Pro forma net income (loss)                                            ($116,531)      ($6,900)     $37,226
                                                                      ============  ===========   ==========

Net (loss) income per common share-basic:
 As reported
                                                                      ($2.06)          $0.10         $1.06
 Pro forma
                                                                      ($2.68)         ($0.16)        $0.86
Net (loss) income per common share-diluted:
 As reported
                                                                      ($2.06)          $0.10         $1.05
 Pro forma
                                                                      ($2.68)         ($0.16)        $0.85

-------------------
(1) Information for 2005 has not been tax-effected as a result of the Company's utilization of net operating income (loss) carryforwards in that year. Information for 2004 and 2003 has been adjusted for taxes using estimated tax rates of 35% and 40%, respectively.

         The pro forma effects on net (loss) income and net (loss) income per common share for fiscal 2005, 2004 and 2003 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

         The weighted-average fair value per share was $5.75, $8.10 and $12.50 for stock options, as if accounted for under SFAS 123 and granted in 2005, 2004 and 2003, respectively. The fair value of stock options was estimated using the Black-scholes option-pricing model. The Black-scholes model considers a number of variables, including the exercise price and the expected life of the option, the current price of common stock, the expected volatility and the dividend yield of the underlying common stock, and the risk-free interest rate during the expected term of the option. The following table summarizes the weighted average assumptions used:

                                                                          Years ended June  30,
                                                                    -----------------------------------
                                                                        2005        2004         2003
                                                                    -----------  ----------  ----------
Risk-free interest rate                                                 3.63%        4.00%       2.97%
Expected stock price volatility                                           58%          69%         75%
Expected term until exercise (years)                                     5.18         4.73        4.21
Expected dividend yield                                                    0%           0%          0%

 CASH FLOW INFORMATION

         Cash payments for interest were approximately $18.0 million for each of the years ended June 30, 2005, 2004 and 2003, respectively. There were $632,000, $3.8 million and $2.1 million of tax payments made for the years ended June 30, 2005, 2004, and 2003, respectively.

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

         The following table reconciles net (loss) income to comprehensive
(loss) income (in thousands):

                                                                                    Years Ended June  30,
                                                                           ----------------------------------------
                                                                               2005         2004          2003
                                                                           ------------  ------------  ------------
Net (loss) income                                                           ($89,606)       $4,208        $45,726
 Other comprehensive income (loss):
 Unrealized (loss) gain on securities that arose during the year,
   net of tax                                                                 (5,886)       (4,651)         1,007
 Reclassification adjustment for (loss) gain included in net (loss)
   income, net of tax                                                          8,689        (2,520)        (2,262)
                                                                           ------------  ------------  ------------
                                                                               2,803        (7,171)        (1,255)
                                                                           ------------  ------------  ------------
Total comprehensive (loss) income                                           ($86,803)      ($2,963)       $44,471
                                                                           ============  ============  ============

 (4) EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing the net (loss) income available to common stockholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of Common Stock outstanding during the period. For purposes of calculating diluted (loss) income per share for the years ended June 30, 2005, 2004 and 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents if the inclusion of such common stock equivalents was not anti-dilutive. The number of dilutive Common Stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and the number of shares issuable upon conversion of the Series A Preferred Stock that was outstanding as of June 30, 2003. There were no Series A Preferred Stock outstanding as of June 30, 2005, 2004 or 2003. The number of shares issuable upon conversion of the Company's 4.5% Convertible Subordinated Notes due 2008 (the "Notes") and the effect of the vesting of certain restricted stock and certain stock options using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of June 30, 2005, 2004 and 2003, the Company had 11.7 million, 9.6 million and 6.5 million potentially dilutive common shares outstanding, respectively, that could potentially dilute future earnings per share calculations.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table represents the reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations for net earnings available for Common Stockholders for the years ended June 30, 2005, 2004 and 2003 (in thousands):

                                                                       Years ended June  30,
                                                            ---------------------------------------------
                                                                 2005            2004           2003
                                                            ---------------  -------------  -------------
Net (loss) income                                             ($89,606)         $4,208        $45,726
Less: preferred stock dividends                                      -               -             11
                                                            ---------------  -------------  -------------
Net (loss) income available to common stockholders            ($89,606)         $4,208        $45,715
                                                            ---------------  -------------  -------------

Weighted average number of common shares issued
and outstanding - Basic                                         43,486          43,350         43,116
Effect of dilutive common stock equivalents:
 Conversion of preferred stock                                       -               -             13
 Exercise of stock options                                           -             172            486
                                                            ---------------  -------------  -------------
                                                                43,486          43,522         43,615
                                                            ===============  =============  =============

(5) INVENTORIES

         Inventories, net of reserves consist of the following (in thousands):

                                                                                    At June  30,
                                                                            -----------------------------
                                                                                2005            2004
                                                                            --------------  -------------
Raw materials                                                                    6,406          $3,143
Work in process                                                                  1,349           3,716
Finished goods                                                                   7,924           4,356
                                                                            --------------  -------------
                                                                               $15,679         $11,215
                                                                            ==============  =============

(6) INTANGIBLE ASSETS

         Intangible assets consist of the following (in thousands):

                                                                      At June  30,
                                                                -------------------------    Estimated
                                                                    2005          2004       Useful lives
                                                                -----------   -----------   --------------
Product Patented Technology                                        $64,400       $64,400       12 years
Manufacturing Patent                                                18,300        18,300       12 years
NDA Approval                                                        31,100        31,100       12 years
Trade name and other product rights                                 80,000        80,000       15 years
Manufacturing Contract                                               2,200         2,200        3 years
Patent                                                               1,906         2,092      1-5 years
Product Acquisition Costs                                           26,194        26,194    10-14 years
                                                                -----------   -----------
                                                                   224,100       224,286
Less: Accumulated amortization                                      47,958        30,219
                                                                -----------   -----------
                                                                  $176,142      $194,067
                                                                ===========   ===========

         Amortization charged to operations relating to intangible assets totaled $17.9 million, $17.9 million, and $12.3 million for the years ended June 30, 2005, 2004 and 2003, respectively. Estimated future annual amortization expense for the years 2006 through 2010 is $17.0 million per year. The Company does not have intangibles with indefinite useful lives.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (7) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                                              At June  30,
                                                                       ---------------------------    Estimated
                                                                          2005           2004        Useful lives
                                                                       ------------   ------------  -------------
Land                                                                       $1,500         $1,500
Building                                                                    4,800          4,800         7 years
Leasehold improvements                                                     17,822         16,324      3-15 years
Equipment                                                                  26,215         24,694       3-7 years
Furniture and fixtures                                                      2,737          2,721         7 years
Vehicles                                                                       38             38         3 years
                                                                       ------------   ------------
                                                                           53,112         50,077
Less: Accumulated depreciation                                             19,898         15,218
                                                                       ------------   ------------
                                                                          $33,214        $34,859
                                                                       ============   ============

         During the years ended June 30, 2005, 2004 and 2003, the Company's fixed asset disposals were at net book value of approximately $114,000, $249,000 and $270,000, respectively.

         Depreciation charged to operations relating to property and equipment totaled $4.8 million, $4.2 million and $2.4 million for the years ended June 30, 2005, 2004 and 2003, respectively.

(8) ACCRUED EXPENSES

         Accrued expenses consist of (in thousands):

                                                                                        At June  30,
                                                                                 --------------------------
                                                                                    2005          2004
                                                                                 ------------  ------------
Accrued wages, bonus and vacation                                                   $8,523        $5,247
Accrued Medicaid rebates                                                             2,693         2,011
Unearned revenue                                                                     1,005         1,641
Other                                                                                5,653         5,102
                                                                                 ------------  ------------
                                                                                   $17,874       $14,001
                                                                                 ============  ============

(9) LONG-TERM DEBT

         As of June 30, 2005 and 2004, the Company had $399.0 million and $400.0 million of convertible subordinated notes outstanding (the "Notes"), respectively, that bear interest at an annual rate of 4.5%. Accrued interest on the Notes was approximately $9.0 million as of June 30, 2005. The holders may convert all or a portion of the Notes into Common Stock at any time on or before July 1, 2008. The Notes are convertible into Common Stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The Notes are subordinated to all existing and future senior indebtedness. After July 7, 2004, the Company may redeem any or all of the Notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a "fundamental change", as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem the Notes at a price equal to 100 percent of the principal amount. In May 2005, through a privately negotiated transaction, the Company redeemed approximately $1.0 million in aggregate principal amount and accrued interest of the Notes in exchange for a cash payment of $867,000, which includes a principal payment of $849,000 and accrued interest of $18,000.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) STOCKHOLDERS' EQUITY

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

 COMMON STOCK

         During the year ended June 30, 2005, the Company issued 145,000 shares of restricted common stock to executive officers, 407,500 shares of restricted common stock units to employees and 21,804 shares of restricted common stock units to the Board of Directors which vest over a one, three or five year vesting period. Total compensation expense of approximately $4.8 million, calculated based on the fair value of the shares on the issuance date, is being recognized as an expense over the vesting period. For the year ended June 30, 2005, the reversal of $792,000 of compensation expense primarily related to 65,000 shares of cancelled restricted stock as a result of the resignations of the Company's Chief Financial Officer in April 2005 and Chief Scientific Officer in March 2005.

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

         Holders of shares of Common Stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

         As of June 30, 2005, the Company has reserved its common shares for special purposes as detailed below (in thousands):

Non-Qualified and Incentive Stock Plans               8,418
Shares issuable upon conversion of Notes              5,621
                                                   ---------
                                                     14,039
                                                   =========

(11) INDEPENDENT DIRECTORS' STOCK PLAN

         From December 3, 1996 through December 31, 2002, the Company's Independent Directors' Stock Plan provided for compensation in the form of quarterly grants of Common Stock to non-executive, independent directors serving on the Company's Board of Directors. Each independent director was granted shares of Common Stock equivalent to $2,500 per quarter plus $500 per Board of Director's meeting attended. The number of shares issued was based on the fair market value of Common Stock on the last trading day of the applicable quarter. In October 2000, the Compensation Committee of the Board of Directors amended the Plan to provide that the Independent Directors will be entitled to elect to receive up to 50% of the fees payable in cash with the remainder of the fee to be paid in Common Stock. During the years ended June 30, 2003, and 2002, the Company issued 2,500, and 1,000 shares of Common Stock, respectively, to independent directors, pursuant to the Independent Directors' Stock Plan.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         In September 2004, the Board of Directors adopted a resolution, which terminated the December 2003 Outside Director Compensation Plan and adopted new compensation provisions for non-employee directors (the "2004 Outside Director Compensation Plan"). Under the 2004 Outside Director Compensation Plan, each outside director automatically receives an option to purchase 15,000 shares of Common Stock annually on the first trading day of the calendar year (the "New Annual Option Grant") and a grant of restricted stock units in the amount of $25,000 on the first trading day after June 30 (the "New Annual Restricted Stock Grant"). These grants are made under the 2001 Incentive Stock Plan. The exercise price of the New Annual Option Grant will be equal to the closing price of the Common Stock on the date of grant and the number of shares covered by the New Annual Restricted Stock Unit Grant will be equal to $25,000 divided by the closing price of the Common Stock on the date of grant. The New Annual Option Grant vests in one tranche on the first anniversary of the date of grant if the recipient director remains on the Board on that date. Once vested, the New Annual Option Grant expires on the 10th anniversary of the date of grant. The shares covered by the New Annual Restricted Stock Unit Grant vest in three equal tranches on each of the first three anniversaries of the date of grant if the recipient director remains on the board on each such date. In addition, upon the election of a new director to the Board, such newly elected director is to receive a grant of options covering 20,000 shares of Common Stock (the exercise price of which is equal to the closing price of the Common Stock on the date of grant) and a grant of restricted stock units of Common Stock in the amount of $25,000 (the number of shares being equal to $25,000 divided by the closing price of the Common Stock on the date of grant) (the "Welcome Grant"). Furthermore, for the Chairperson of the Board, if not an employee of the Company, the number of option shares and the value of the restricted stock units covered by the Annual Option Grant, Annual Restricted Stock Units Grant and Welcome Grant are twice the number and values mentioned above.

         In addition, under the 2004 Outside Director Compensation Plan, each non-employee director is to receive an annual cash retainer of $20,000. Non-employee directors also receive an additional cash retainer of $7,000 for service as chair of the Finance and Audit Committee and $3,500 for service as chair of any other committee. Further, each director is to earn a cash meeting fee of $1,500 for each meeting of the Board attended and each committee meeting attended.

         Directors who are employees of the Company do not receive compensation for their service on our Board of Directors.

         During the year ended June 30, 2005, the Company recorded cash compensation expense of $273,000 for the Independent Directors.

(12) STOCK OPTION AND AWARD PLANS

         As of June 30, 2005, 8.4 million shares of Common Stock were reserved for issuance pursuant to options and awards under two separate plans, the 1987 Non-Qualified Stock Option Plan (the "Stock Option Plan") and the 2001 Incentive Stock Plan (the "2001 Incentive Stock Plan"), which may be granted to employees, non-employee directors or consultants to the Company. The exercise price of the options granted must be at least 100% of the fair market value of the stock at the time the option and award is granted. Options may be exercised for a period of up to ten years from the date they are granted.

         In November 1987, the Company's Board of Directors adopted the Stock Option Plan. This plan has 7.9 million shares of Common Stock authorized for the issuance of stock options. Some of the options granted contain accelerated vesting provisions, under which the vesting and exercisability of such shares will accelerate if the closing price of the Company's Common Stock exceeds $100 per share for at least twenty consecutive days as reported by the NASDAQ National Market. The other terms and conditions of the options generally are to be determined by the Board of Directors, or an option committee appointed by the Board, at their discretion.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The following is a summary of the activity in the Company's Stock Option Plans which include the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan (shares in thousands):

                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise           Range of
                                                                  Shares           Price             Prices
                                                               --------------  --------------   ------------------
Outstanding at June  30, 2002                                       3,644          $38.07         $1.88 to $73.22
Granted at exercise prices which equaled
the fair value on the date of grant                                 1,133          $19.65        $11.35 to $24.76
 Exercised                                                           (305)          $4.49         $2.03 to $14.13
 Canceled                                                            (534)         $40.63        $11.70 to $71.00
                                                               --------------
Outstanding at June  30, 2003                                       3,938          $35.02         $1.88 to $73.22
Granted at exercise prices which equaled
the fair value on the date of grant                                 2,151          $13.81        $10.66 to $17.72
 Exercised                                                            (98)          $5.40        $10.72 to $17.17
 Canceled                                                          (1,153)         $35.02        $11.37 to $71.00
                                                               --------------
Outstanding at June  30, 2004                                       4,838          $25.90         $1.87 to $73.22
Granted at exercise prices which equaled
the fair value on the date of grant                                 2,391          $10.32         $5.73 to $16.56
 Exercised                                                            (73)          $3.14         $5.78 to $16.00
 Canceled                                                          (1,534)         $37.00         $1.88 to $71.00
                                                               --------------
Outstanding at June  30, 2005                                       5,622          $16.63         $2.81 to $73.22
                                                               ==============

         On April 7, 2005, the Board of Directors accelerated the vesting of all of the Company's unvested stock options awarded to directors, officers and employees under the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan, all of which had an exercise price greater than $10.07, the closing price of our common stock on the Nasdaq National Market on April 7, 2005. As a result of the acceleration, options to acquire approximately 4.2 million shares (with exercise prices ranging from $10.10 to $73.22 per share), of the Company's common stock which otherwise would have vested from time to time over the next four years, became immediately exercisable.

         On June 20, 2005 the compensation committee of the Board of Directors accelerated the vesting of all of the Company's unvested stock options awarded to directors and officers under the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan, all of which had an exercise price of $6.95 and $5.73, the closing price of common stock on the Nasdaq National Market on May 12, 2005 and June 10, 2005. As a result, of the acceleration, options to acquire approximately 1.1 million shares (with exercise prices ranging from $5.73 per share to $6.95 per share), of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable.

         The Board's decision to accelerate the vesting of these options was in response to a review of the Company's long term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance by the Financial Accounting Standard Board of Statement of Financial Accounting Standard No. 123 (revised
2004) ("FASB No. 123R"), "Share Based Payment," which the Company is required to adopt effective July 1, 2005. FASB No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Management believes that accelerating the vesting of these options prior to the adoption of FASB No. 123R, will result in the Company not being required to recognize aggregate compensation expense of $27.9 million for the four years ending June 30, 2009.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As of June 30, 2005, the Stock Option Plans had options outstanding and exercisable by price range as follows (shares in thousands):

                                                  Weighted
                                                  Average         Weighted                       Weighted
          Range of                Options        Remaining        Average                        Average
          Exercise              Outstanding     Contractual       Exercise       Options         Exercise
           Prices                6/30/2005          Life           Price       Exercisable        Price
-----------------------------  --------------  ---------------  -------------  -------------  ---------------
$2.81 to $6.50                        392           3.52            $4.82            371          $ 4.75
$6.74 to $6.95                      1,026           9.87            $6.95          1,000          $ 6.95
$6.99 to $13.08                       717           8.87           $11.61            667          $11.84
$13.12 to $13.54                      753           9.47           $13.53            753          $13.53
$13.55 to $13.77                       82           9.46           $13.76             67          $13.76
$14.12 to $14.15                      660           8.31           $14.15            660          $14.15
$14.16 to $15.15                      565           8.76           $15.07            565          $15.07
$15.43 to $22.05                      596           7.64           $18.39            597          $18.39
$22.31 to $45.98                      567           5.98           $36.68            567          $36.68
$47.37 to $73.22                      264           5.95           $57.62            264          $57.62
                               --------------                                  -------------
                                    5,622           8.13                           5,511          $16.63
                               ==============                                  =============

(13) MERGER TERMINATION AGREEMENT

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

         In August 2003, the Company entered into a Zero Cost Protective Collar arrangement (the "Collar") with a financial institution to reduce the exposure associated with the 1.5 million shares of NPS common stock received as part of the merger termination agreement. By entering into this equity collar arrangement and taking into consideration the underlying put and call option strike prices, the terms are structured so that the Company's investment in NPS common stock, when combined with the value of the Collar, should secure ultimate cash proceeds in the range of 85% to 108% of the negotiated fair value per share of $23.47 (representing a 4.85% discount off of the closing price of NPS common stock on the day before the collar was executed). The Collar matures in four separate three-month intervals beginning in November 2004 and ending in August 2005, at which time the Company received the proceeds from the sale of the securities. The amount due at each maturity date was determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. The contract required the Company to maintain a minimum cash balance of $30.0 million and additional collateral up to $10.0 million (as defined) under certain circumstances with the financial institution. The strike prices of the put and call options are subject to certain adjustments in the event the Company receives a dividend from NPS. The Collar is considered a derivative hedging instrument and as such, the Company periodically measures its fair value and recognizes the derivative as an asset or a liability. The change in fair value is recorded in other income in the Consolidated Statement of Operations. At June 30, 2005 and 2004, the Company had a receivable from the financial institution of $3.2 million and $1.7 million, respectively. During the years ended June 30, 2005 and 2004, the Company recorded unrealized gains of $1.5 million and $1.7 million, respectively, as a component of other income representing the change in fair value of the Collar instrument. During the year ended June 30, 2005, a total of 1.1 million shares of the Collar matured resulting in a realized loss of $8.4 million, and net cash proceeds to the Company totaling $22.4 million. At June 30, 2005, 375,000 shares of the Collar remain active and will mature in August 2005.

                     PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company began selling and buying back the underlying NPS common stock in November 2003, which resulted in the termination of the hedging relationship. During the period from August 2003 through the date the hedging relationship was terminated, the NPS common stock had appreciated $5.7 million in value, of which $2.3 million was recorded in other income in the consolidated statement of operations and $3.5 million was recorded as a component of accumulated other comprehensive income (loss) in the consolidated statement of stockholders' equity. The $3.5 million gain recognized in accumulated other comprehensive income at the point the hedging relationship was terminated was recognized in earnings proportionate to the sale of the underlying NPS common stock during 2005 and 2004.

         During the years ended June 30, 2005 and 2004, the Company sold and repurchased 375,000 and 1.1 million shares of NPS common stock to remove the transferability restrictions on such shares, resulting in a net realized loss of $578,000 and realized gain of $2.4 million, respectively, included in other income in the consolidated statements of operations.

         As of June 30, 2005 and 2004, 375,000 and 1.5 million shares of NPS common stock valued at $4.3 million and $31.5 million, respectively, are included in investments in equity securities on the accompanying consolidated balance sheets.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of the income tax provision (benefit) are summarized as follows (in thousands):

                                                                              Years ended June  30,
                                                                 ------------------------------------------------
                                                                      2005            2004              2003
                                                                 --------------- ---------------  ---------------
Current:
 Federal                                                                $  -          $    -          $     -
 State                                                                   340               -            6,589
                                                                 --------------- ---------------  ---------------
 Total current                                                           340               -            6,589
                                                                 --------------- ---------------  ---------------
Deferred:
 Federal                                                              66,785           2,404           (5,454)
 State                                                                10,819             773             (912)
                                                                 --------------- ---------------  ---------------
 Total deferred                                                       77,604           3,177           (6,366)
                                                                 --------------- ---------------  ---------------
Income tax provision                                                 $77,944          $3,177             $223
                                                                 =============== ===============  ===============

         The following table represents a reconciliation between the reported income taxes and the income taxes which would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

                                                                                   Years ended June  30,
                                                                           --------------------------------------
                                                                              2005          2004         2003
                                                                           ------------  -----------  -----------
Income tax expense computed at federal statutory rate                        ($4,082)      $2,585      $16,082
Non deductible expenses                                                          284          420            -
Add (deduct) effect of:
 State income taxes (including sale and purchase of state net operating
    loss carryforwards), net of federal tax                                     (414)         (49)       3,690
 Federal tax benefit through utilization of net operating loss
    carryforwards against current period income                                    -            -       (8,349)
 Research and development tax credits                                         (1,654)      (1,400)           -
 Increase (decrease) in beginning of year valuation allowance-federal         83,810        1,621      (11,200)
                                                                           ------------  -----------  -----------
                                                                             $77,944       $3,177         $223
                                                                           ============  ===========  ===========

         During 2005, 2004 and 2003, the Company recognized a tax benefit of $280,000, $254,000 and $474,000 respectively, from the sale of certain state net operating loss carryforwards.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         At June 30, 2005 and 2004, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                           At June  30,
                                                                                   ------------------------------
                                                                                        2005            2004
                                                                                   ---------------  -------------
Deferred tax assets:
 Inventories                                                                             $342             $960
 Compensation                                                                             793              457
 Returns and allowances                                                                 5,079            5,679
 Research and development credits carryforward                                         14,952           13,248
 Federal AMT credits                                                                    1,592            1,643
 Deferred revenue                                                                         410              378
 Capital loss carryforwards                                                             2,681              722
 Write down of carrying value of investment                                             8,956            8,956
 Federal and state net operating loss carryforwards                                    58,873           51,253
 Acquired in process research and development                                           4,412            4,739
 Unrealized loss on securities                                                          1,887            3,640
 Intangible assets                                                                      2,672                -
 Other                                                                                    309            1,221
                                                                                   ---------------  -------------
  Total gross deferred tax assets                                                     102,958           92,896
  Less valuation allowance                                                           (100,070)         (16,473)
                                                                                   ---------------  -------------
                                                                                        2,888           76,423
                                                                                   ---------------  -------------
Deferred tax liabilities:
 Goodwill                                                                             (10,965)          (5,388)
 Unrealized gain on securities                                                         (1,242)          (1,583)
 Book basis in excess of tax basis of acquired assets                                  (1,647)          (1,270)
                                                                                   ---------------  -------------
                                                                                      (13,854)          (8,241)
                                                                                   ---------------  -------------
Net deferred tax (liabilities) assets                                                $(10,966)         $68,182
                                                                                   ===============  =============

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2005, the Company had federal net operating loss carryforwards of approximately $145.0 million and combined state net operating loss carryforwards of approximately $138.0 million that will expire in the years 2005 through 2024. The Company also has federal research and development tax credit carryforwards of approximately $11.2 million for tax reporting purposes, which expire in the years 2005 to 2024. In addition, the Company has $1.9 million of state research and development tax credit carryforwards, which will expire in the years 2021 to 2024. The Company's ability to use the net operating loss and research and development tax credit carryforwards are subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

         As of June 30, 2005, management believes that it is more likely than not that the net deferred tax assets will not be realized, including the net operating losses from operating activities and stock option exercises, based on future operations and the reversal of deferred tax liabilities. Based on an analysis of the continued decline in the Company's ABELCET revenues as a result of the previously reported competitive conditions in the intravenous antifungal market, as well as the potential impact these conditions may have on the Company's future financial performance, the Company has determined that it is more likely than not that it would not realize the tax benefits from its deferred tax assets. The Company has maintained a valuation allowance of $104.6 million and $16.5 million at June 30, 2005 and 2004, respectively. As of June 30, 2005 and 2004, the Company has deferred tax assets of $3.0 million and $74.8 million, respectively. The net increase in the valuation allowance for 2005 was due to the determination that it is more likely than not that the Company may not realize the tax benefits attributable to certain capital loss carryforwards, deductible temporary differences, which would result in a capital loss carryforward when realized, and federal research and development credits.

         The net operating loss carryforward stated above, includes $1.9 million from the acquisition of Enzon Labs, Inc. the utilization of which is limited to a maximum of $615,000 per year.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (15) SIGNIFICANT AGREEMENTS

  SCHERING-PLOUGH AGREEMENT

         In November 1990, the Company entered into an agreement with Schering-Plough under which Schering-Plough agreed to apply the Company's PEG technology to develop an improved version of its product INTRON A. Schering-Plough is responsible for conducting and funding the clinical studies, obtaining regulatory approval, and marketing and manufacturing the product worldwide on an exclusive basis and the Company receives royalties on worldwide sales of PEG-INTRON for all indications. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON where such third party is not Hoffmann-La Roche.

         In June 1999, the Company amended its agreement with Schering-Plough, which resulted in an increase in the effective royalty rate that the Company receives for PEG-INTRON sales. In exchange, the Company relinquished its option to retain exclusive U.S. manufacturing rights for this product. In addition, the Company granted Schering-Plough a non-exclusive license under some of its PEG patents relating to branched or U-PEG technology. This license gave Schering-Plough the ability to sublicense rights under these patents to any party developing a competing interferon product. In August 2001, Schering-Plough, pursuant to a cross-license agreement entered into as part of the settlement of certain patent lawsuits, granted Hoffmann-La Roche a sublicense under its branched PEG patents to allow Hoffmann-La Roche to make, use, and sell its PEGylated alpha-interferon product, PEGASYS.

         Under this agreement, Schering-Plough was obligated to pay and has paid the Company a total of $9.0 million in milestone payments, none of which are refundable. These milestone payments were recognized when received, as the earnings process was complete. The Company does not supply Schering-Plough with PEG-INTRON or any other materials and our agreement with Schering-Plough does not obligate Schering-Plough to purchase or sell specified quantities of any product. Schering-Plough's obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. Schering-Plough has the right to terminate this agreement at any time if the Company fails to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

 SANOFI-AVENTIS LICENSE AGREEMENTS

         During 2002, the Company amended its license agreement with the Sanofi-Aventis Group ("Sanofi-Aventis") to reacquire the rights to market and distribute ONCASPAR in the U.S., Mexico, Canada and the Asia/Pacific region. In return for the marketing and distribution rights, the Company paid Sanofi-Aventis $15.0 million and is also obligated to pay a 25% royalty on net sales of ONCASPAR through 2014. The $15.0 million payment is being amortized on a straight-line basis over its estimated economic life of 14 years. The amortization and the 25% royalty payment to Sanofi-Aventis are included in cost of sales of the product. The license agreement may be terminated by Sanofi-Aventis earlier upon 60 days' notice if the Company fails to make the required royalty payments or the Company decides to cease selling ONCASPAR. Following the expiration of the agreement in 2014, all rights will revert back to the Company, unless the agreement is terminated earlier because the Company fails to make royalty payments or cease to sell ONCASPAR. Prior to the amendment, Sanofi-Aventis was responsible for marketing and distributing ONCASPAR in defined territories. Under the previous agreement, Sanofi-Aventis paid the Company a royalty on net sales of ONCASPAR of 27.5% on annual sales up to $10.0 million and 25% on annual sales exceeding $10.0 million. These royalty payments included Sanofi-Aventis' cost of purchasing ONCASPAR from us under a supply agreement.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The amended license agreement prohibits Sanofi-Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. If the Company ceases to distribute ONCASPAR or if the Company fails to make the required royalty payments, Sanofi-Aventis has the option to distribute the product in the territories under the original license.

 MEDAC LICENSE AGREEMENT

         In January 2003, the Company renewed an exclusive license to Medac, a private company based in Germany, to sell ONCASPAR and any PEG-asparaginase product developed by the Company or Medac during the term of the agreement in most of Europe and parts of Asia. The Company's supply agreement with Medac provides for Medac to purchase ONCASPAR from the Company at certain established prices and meet certain minimum purchase requirements. Medac is responsible for obtaining additional approvals and indications in the licensed territories beyond the currently approved hypersensitive indication in Germany. The term of the agreement is for five years and will automatically renew for an additional five years if Medac meets or exceeds certain diligence requirements and thereafter the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to Medac will revert back to the Company.

 INEX DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

         In March 2005, the Company terminated the agreements it entered into with Inex in January 2004 regarding the development and commercialization of Inex's proprietary oncology product MARQIBO(R) (vincristine sulfate liposomes injection). The terminated agreements included a Product Supply Agreement, a Development Agreement and a Co-Promotion Agreement, all dated January 19, 2004 (collectively, the "MARQIBO Agreements").

         Under the MARQIBO Agreements, the Company obtained the exclusive commercialization rights for MARQIBO for all indications in the U.S., Canada and Mexico and the Company shared the costs of clinical development with Inex.

         In January 2005, the U.S. Food and Drug Administration (the "FDA") provided an action letter explaining that MARQIBO was "not approvable" under the FDA's accelerated approval regulations for relapsed aggressive non-Hodgkin's lymphoma. The FDA's response also said that additional randomized controlled studies would need to be conducted prior to re-applying for approval. In connection with the termination, the Company paid Inex a final payment of $5 million in satisfaction of all of the Company's financial obligations under the MARQIBO Agreements, including development expenses and milestone payments. This payment is included in research and development on our Consolidated Statement of Operations.

   FRESENIUS BIOTECH DEVELOPMENT AND SUPPLY AGREEMENT

         In June 2003, the Company entered into a development and supply agreement with Fresenius Biotech that provides the Company with exclusive development and distribution rights in North America for a U.S. formulation of the polyclonal antibody preparation, ATG-FRESENIUS S. The agreement term is ten years, commencing upon FDA approval of the first indication for ATG-FRESENIUS S, with an option exercisable by the Company to extend the term for an additional ten years. The Company may terminate the agreement earlier if it determines the project not to be feasible. In addition, either party may terminate the agreement early upon a material breach by the other party. If Fresenius Biotech terminates the agreement upon a material breach, the Company will be obligated to transfer to Fresenius Biotech any Investigational New Drug Application ("IND") IND or marketing approval that the Company has obtained. Further, Fresenius Biotech may terminate the agreement if the Company fail to satisfy the following diligence requirements: (i) enrollment of the first patient for the first clinical trial within six months after the FDA has approved an IND for the first indication; and (ii) receipt of marketing approval in the U.S. within six years after the first IND is approved and the first patient enrolled.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under this agreement, the Company is responsible for obtaining regulatory approval of the product in the U.S. In September 2004, the Company made a milestone payment to Fresenius Biotech of $1.0 million upon FDA approval of the first IND and the Company is obligated to make another milestone payment of $1.0 million upon the Company's submission of a Biologics License Application ("BLA") BLA to the FDA. Fresenius Biotech will be responsible for manufacturing and supplying the product to the Company and the Company is required to purchase all of the finished product from Fresenius Biotech for sales of the product in North America. The Company will purchase finished product at 40% of our net sales, which percentage can be reduced should certain defined sales targets be exceeded. The Company is required to purchase a minimum of $2.0 million of product in the first year after commercial introduction and $5.0 million in the second year, with no minimum purchase requirements thereafter. Fresenius Biotech will supply the product to the Company without charge for the clinical trials for the first indication. For subsequent trials, the Company will purchase the clinical supplies from Fresenius Biotech.

 MICROMET ALLIANCE

         In April 2002, the Company entered into an agreement with Micromet, to identify and develop antibody-based therapeutics. In June 2004, the Company amended this agreement and extended this collaboration until September 2007. During the first phase of the agreement, the companies generated several new antibody-based compounds against undisclosed targets in the fields of inflammatory and autoimmune diseases. The Company extended its agreement with Micromet to move the first of these newly created compounds toward clinical development. Under the terms of the amended agreement, the Company and Micromet will continue to share development costs and future revenues for the joint development project.

         Following the termination or expiration of the agreement, the rights to antibody-based therapeutics identified or developed by the Company and Micromet will be determined in accordance with the U.S. rules of inventorship. In addition, the Company will acquire the rights to any PEGylation inventions. The agreement can be terminated by either party upon a material breach of the agreement by the other party.

         In addition to the research and development collaboration, in 2002 the Company made an $8.3 million investment in Micromet in the form of a note that was amended in June 2004. This note bears interest of 3% and is payable in March 2007. This note is convertible into Micromet common stock at a price of 15.56 euros per share at the election of either party. During the year ended June 30, 2004 the Company recorded a write-down of the carrying value of this investment, which resulted in a non-cash charge of $8.3 million.

         The Company holds core intellectual property in single-chain antibody SCA technology. These fundamental patents, combined with Micromet's key patents in SCA linkers and fusion protein technology, generate a compelling technology platform for SCA product development. The Company has entered into a cross-license agreement with Micromet regarding each of the Company's respective SCA intellectual property estates and markets its combined SCA technology to third parties. Micromet is the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreements executed by Micromet on behalf of the partnership will be used for the companies, joint SCA development activities. Several SCA molecules have been used in clinical trials.

 NEKTAR ALLIANCE

         In August 2005, the Company entered into an agreement with Nektar to terminate the Company's joint product development agreement formed in January 2002 for up to three products using Nektar's pulmonary delivery technologies. Under our product development collaboration with Nektar, the Company was jointly developing inhaled leuprolide acetate and, evaluating other potential pulmonary projects for development. As a result of the termination, all rights to inhaled leuprolide have reverted back to Nektar and the Company has no further financial obligation to Nektar with respect to the product development collaboration.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In January 2002, the Company also entered into a PEG technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of our PEG technology to third parties. Nektar continues to have the right to sub-license our patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar's profits for any products that utilize the Company's patented PEG technology. Currently, there are four third party products for which Nektar has granted sublicenses to our PEG technology, Hoffmann-La Roche's PEGASYS (peginterferon alfa-2a), Eyetech's MACUGEN (pegaptanib sodium injection), UCB's CIMZIA(TM) (certolizumab pegol, CDP870) and an undisclosed product of Pfizer's. PEGASYS is currently being marked for the treatment of hepatitis C and MACUGEN is currently being marketed through a partnership between Eyetech and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. CIMZIA, a PEGylated anti-TNF-alpha antibody fragment is currently in Phase 3 development for the treatment of rheumatoid arthritis and Crohn's disease.

         The Company retains all rights to use and/or sub-license all of the Company's PEG technology for the Company's own proprietary products and/or those the Company may develop with co-commercialization partners. Since 2002, the Company has continued to broaden its intellectual property estate by filing additional PEG patents that are exclusive to the Company, including a number that pertain to our next-generation releasable PEG linker platform that utilizes proprietary linker chemistries that can be designed to release PEG from the active molecule at a controlled rate.

         In January 2002, the Company purchased $40.0 million of newly issued Nektar convertible preferred stock. The preferred stock is convertible into Nektar common stock at a conversion price of $22.79 per share. In the event Nektar's common stock price is less than $22.79 three years from the date of issuance of the preferred stock or earlier in certain circumstances, the conversion price will be adjusted down, although in no event will it be less than $18.23 per share. Conversion of the preferred stock into common stock can occur anywhere from 1 to 4 years following the issuance of the preferred stock or earlier in certain circumstances. During the year ended June 30, 2004, the Company converted approximately 50% of the preferred stock into common stock and sold approximately 50% of the Company's investment in Nektar, which resulted in a net gain on investments of $11.0 million and cash proceeds of $17.4 million.

         The two companies also agreed in January 2002 to a settlement of the patent infringement suit the Company filed in 1998 against Nektar's subsidiary, Shearwater Corporation. Nektar has a license under the contested patents pursuant to the cross-license agreement. The Company received a one-time payment of $3.0 million from Nektar to cover expenses incurred in defending our branched PEG patents.

SKYEPHARMA AGREEMENTS

         In January 2003, the Company entered into a strategic alliance with SkyePharma PLC ("SkyePharma"), under which the Company licensed the North American rights to SkyePharma's DEPOCYT, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, the Company paid SkyePharma a license fee of $12.0 million. SkyePharma manufactures DEPOCYT and the Company purchases finished product at 35% of net sales, which percentage can be reduced should a defined sales target be exceeded. The Company has recorded the $12.0 million license fee as an intangible asset that is being amortized over a ten year period.

         This alliance also included a broad technology access agreement, under which the two companies may draw upon its combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and our proprietary PEG modification technology, for which the Company received a $3.5 million technology access fee. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase 2 clinical development. Certain research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under this alliance, the Company was required to purchase minimum levels of DEPOCYT finished goods for calendar year 2003 equal to 90% of the previous year's sales of DEPOCYT by SkyePharma and are required to purchase finished product equal to $5.0 million in net sales for each subsequent calendar year ("Minimum Annual Purchases") through the remaining term of the agreement. SkyePharma is also entitled to a milestone payment of $5.0 million if the Company's sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if the Company's sales exceed an annualized run rate of $25.0 million for four consecutive quarters. The Company is also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment will be incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007.

         The Company's license is for an initial term of ten years and is automatically renewable for successive two-year terms thereafter. Either party may terminate the agreement early upon a material breach by the other party, which breach the other party fails to cure within 60 days after receiving notice thereof. Further, SkyePharma will be entitled to terminate the agreement early if the Company fails to satisfy its Minimum Annual Purchases. In addition, the Company will be entitled to terminate the agreement early if a court or government agency renders a decision or issues an order that prohibits the manufacture, use or sale of the product in the U.S. If a therapeutically equivalent generic product enters the market and DEPOCYT's market share decreases, the Company will enter into good faith discussions in an attempt to agree on a reduction in our payment obligations to SkyePharma and a fair allocation of the economic burdens resulting from the market entry of the generic product. If the Company is unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, the Company will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, the Company will have the right to distribute any quantity of product it purchased from SkyePharma prior to termination.

 ZENEUS MANUFACTURING AGREEMENT

         On November 22, 2002, the Company acquired from Elan the North American rights and operational assets associated with the development, manufacture, sales, and marketing of ABELCET for $360.0 million plus acquisition costs. This transaction was accounted for as a business combination. As part of the ABELCET acquisition, the Company entered into a long-term manufacturing and supply agreement with Elan, under which the Company continues to manufacture two products ABELCET and MYOCET. In February 2004, Elan sold its European sales and marketing business to Zeneus Pharma Ltd. ("Zeneus") and transferred the manufacturing and supply agreement to Zeneus. Under the terms of the 2002 ABELCET acquisition agreement, Zeneus has the right to market ABELCET in any markets outside of the U.S., Canada and Japan. ABELCET is approved for use in approximately 26 countries for primary and/or refractory invasive fungal infections.

         The Company's agreement with Zeneus, as successor to Elan, requires that the Company supplies Zeneus with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, the Company supplied ABELCET and MYOCET at fixed transfer prices which approximated the Company's manufacturing cost. Beginning on July 1, 2004 to the termination of the agreement, the Company supplied these products at the Company's manufacturing cost plus fifteen percent for ABELCET and plus twenty percent for MYOCET. The agreement also provided that until June 30, 2004, the Company would calculate the actual product manufacturing costs on an annual basis and, to the extent that this amount was greater than the respective transfer prices, Zeneus would reimburse the Company for such differences. Conversely, if such actual manufacturing costs were less than the transfer price, the Company would reimburse Zeneus for such differences.

         During February 2004 Elan Corporation, plc, sold its ABELCET and MYOCET European business to Zeneus (previously Medeus Pharma, Ltd.). As part of this transaction the Company's long-term manufacturing and supply agreement with Elan was assigned to Medeus. In connection with the closing of this sale the Company and Elan settled a dispute over the manufacturing cost of products produced for Elan resulting in the payment and recognition of manufacturing revenue related to approximately $1.7 million of revenue not previously recognized given the uncertainty of the contractual amount.

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on its financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R no later than July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has evaluated the requirements of SFAS 123R and the adoption of SFAS 123R will result in a material impact on its consolidated results of operations and earnings per share. The Company has adopted the new standard effective July 1, 2005 and has selected the Black-Scholes method of valuation for stock based compensation. The charge will be distributed and reported in research and development and selling, general and administrative expenses.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was adopted by the Company on July 1, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on its consolidated results of operations and financial condition.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. On July 1, 2005 the Company adopted SFAS 151 and does not expect its adoption to have a material impact on its consolidated results of operations and financial condition.

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

(17)   COMMITMENTS AND CONTINGENCIES

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

(18) LEASES

         The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease terms for the operating leases expire at various dates between 2005 and 2021 and each agreement includes renewal options.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of June 30, 2005 are (in thousands):

                                                                 Operating
                         Year ending June 30,                     leases
                         --------------------                  --------------
                         2006                                      $1,472
                         2007                                       1,474
                         2008                                       1,259
                         2009                                         867
                         2010                                         867
                         Thereafter                                 8,491
                                                               --------------
                         Total minimum lease payments             $14,430
                                                               ==============

         Rent expense amounted to $1.4 million, $1.4 million and $1.3 million and for the years ended June 30, 2005, 2004 and 2003, respectively.

(19) RETIREMENT PLANS

         The Company maintains a defined contribution 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. Total Company contributions for the years ended June 30, 2005, 2004, and 2003 were $631,000, $627,000 and $375,000, respectively.

         In November 2003, the Board of Directors adopted the Executive Deferred Compensation Plan (the "Plan"). This plan was amended in January 2005. The Plan is to aid the Company in attracting and retaining key employees by providing a non-qualified compensation deferral vehicle. At June 30, 2005 and 2004, $394,000 and $132,000, respectively, of deferred compensation pertaining to the Plan was included in accrued expenses in the Consolidated Balance Sheets.

(20) RELATED PARTY TRANSACTION

         One of the Company's executive officers, Craig A. Tooman, received benefits in connection with his appointment as Executive Vice President, Strategic Planning and Corporate Communications. The Company is a party to a relocation services agreement with an independent third party (the "Provider") pursuant to which, in accordance with its relocation policy, in March 2005 the Provider purchased Mr. Tooman's residence at a purchase price calculated using the average of two independent appraisals of the property (the "Purchase Price"). Mr. Tooman was paid $324,388 in connection with the transaction which amount represents Mr. Tooman's equity in the property. Under the relocation services agreement, the Company reimbursed the Provider for the equity component of the Purchase Price and the related closing costs. The Company is responsible for a $2,500 service fee to the Provider as well as carrying and sales costs that the Provider incurs in connection with selling the property. The Company will receive the net proceeds from the resale of the property, and, if the property is sold for less than the Purchase Price, it is responsible for reimbursing the Provider for the amount of the deficiency.

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

         Revenues consisted of the following (in thousands):

                                                                          Years ended June  30,
                                                           -----------------------------------------------------
                                                                 2005              2004              2003
                                                           -----------------  ----------------  ----------------
Product sales, net
 ADAGEN                                                         $19,301            $17,113           $16,025
 ONCASPAR                                                        21,216             18,050            12,432
 DEPOCYT                                                          7,446              5,029             2,458
 ABELCET                                                         51,229             67,730            28,349
                                                           -----------------  ----------------  ----------------
  Total product sales                                            99,192            107,922            59,264
                                                           -----------------  ----------------  ----------------
 Manufacturing revenue                                           15,644             12,911             8,742
 Royalties                                                       49,771             47,707            77,589
 Contract revenues                                                1,643              1,031               811
                                                           -----------------  ----------------  ----------------
  Total revenues                                               $166,250           $169,571          $146,406
                                                           =================  ================  ================

         During the years ended June 30, 2005, 2004 and 2003, the Company had export sales and royalties recognized on export sales of $52.3 million, $44.3 million and $40.2 million, respectively. Of these amounts, sales and royalties in Europe and royalties recognized on sales in Europe were $36.8 million, $34.7 million and $35.5 million during the years ended June 30, 2005, 2004 and 2003, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Outside the U.S., the Company principally sells: ADAGEN(R) in Europe, ONCASPAR in Germany, DEPOCYT(R) in Canada, and ABELCET in Canada. Information regarding revenues attributable to the U.S. and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues is based upon the domicile of the entity from which the revenues were earned. Information is as follows (in thousands):

                                                                          Years ended June  30,
                                                                 -----------------------------------------
                                                                     2005          2004          2003
                                                                 -------------  ------------  ------------
Revenues:
 U.S.                                                              $113,891       $125,268      $106,160
 Foreign countries                                                   52,359         44,303        40,246
                                                                 -------------  ------------  ------------
  Total revenues                                                   $166,250       $169,571      $146,406
                                                                 =============  ============  ============

(22) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table presents summarized unaudited quarterly financial data (in thousands, except per share amounts):

                                                             Three Months Ended
                                        --------------------------------------------------------------
                                        September 30,     December 31,     March 31,      June 30,    Fiscal Year
                                             2004             2004            2005          2005          2005
                                        --------------  ----------------  ------------  ------------  -------------
Revenues                                    $40,454          $42,916          $39,213      $43,667       $166,250
Gross Profit (1)                             19,139           20,044           16,559       13,070         68,813
Tax Provision (Benefit)                        (637)             103           (1,761)      80,239         77,944
Net income (loss)                              (939)             (10)          (3,125)     (85,532)       (89,606)
                                        ==============  ================  ============  ============  =============
Net income (loss) per common share:
 Basic                                       ($0.02)          ($0.00)          ($0.07)      ($1.97)        ($2.06)
 Diluted                                     ($0.02)          ($0.00)          ($0.07)      ($1.97)        ($2.06)
Weighted average number of shares
 of common stock outstanding-
 basic                                       43,470           43,483           43,490       43,501         43,486
Weighted average number of shares
 of common stock and diluted
 potential common shares                     43,470           43,483           43,490       43,501         43,486

                                                             Three Months Ended
                                         ------------------------------------------------------------
                                          September 30,    December  31,     March 31,    June 30,      Fiscal Year
                                              2003              2003           2004          2004          2004
                                         ---------------  ----------------  ------------  -----------  --------------
Revenues                                    $40,644          $41,698          $44,379      $42,850       $169,571
Gross Profit (1)                             15,653           18,073           20,570       19,551         73,847
Tax Provision (Benefit)                         482             (631)          (3,408)       6,734          3,177
Net income (loss)                             1,136             (303)           8,103       (4,728)         4,208
                                         ===============  ================  ============  ===========  ==============
Net income (loss) per common share:
 Basic                                        $0.03           ($0.01)           $0.19       ($0.11)         $0.10
 Diluted                                      $0.03           ($0.01)           $0.18       ($0.11)         $0.10
Weighted average number of shares
  of common stock outstanding-
  basic                                      43,290           43,307           43,368       43,394         43,350
Weighted average number of shares
  of common stock and diluted
  potential common shares                    43,629           43,307           43,817       43,394         43,522

-------------------
(1) Gross profit is calculated as the aggregate of product sales, net and manufacturing revenue less cost of sales and manufacturing revenue.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        Additions
                                                       -------------
                                         Balance at     Charged to                                       Balance
                                         beginning      costs and        Charged to                      at end of
                                         of period       expenses      other accounts     Deductions       period
                                        ----------------------------------------------------------------------------
Year ended June 30, 2005:
  Allowance for chargebacks,
    returns and cash discounts           $ 8,785              -         $37,982(1)      ($39,525)(2)     $  7,242
  Investment in equity securities         21,959              -               -                -           21,959
  Deferred tax valuation allowance        16,473              -          88,111(3)             -          104,584

Year ended June  30, 2004:
  Allowance for chargebacks,
    returns and cash discounts             7,134              -          52,619(1)       (50,968)(2)        8,785
  Investment in equity securities         27,237              -           8,341(4)       (13,619)          21,959
  Deferred tax valuation allowance        12,884              -           3,589(3)            -            16,473

Year ended June  30, 2003:
  Allowance for chargebacks,
    returns and cash discounts                 -              -          18,020(1)      (10,886)(2)         7,134
  Investment in equity securities              -              -          27,237(4)            -            27,237
  Deferred tax valuation
      allowance                            78,809             -               -         (65,925)(3)        12,884

--------------------
(1)      Amounts are recognized as a reduction from gross sales.
(2)      Chargebacks, returns and cash discounts processed.
(3)      Changes in valuation allowance.
(4)      Write-down of carrying value of equity investments.

                                 EXHIBIT INDEX

     Exhibit                                                                                              Page
    Numbers                                             Description                                      Number
    -------                                             -----------                                      ------
       10.32         Separation Agreement with Kenneth J. Zuerblis dated April 21, 2005                    E-2
       10.33         Restated Executive Deferred Compensation Plan                                         E-8
       10.34         Amendment dated June 10, 2005, to Employment Agreement between the
                     Company and Craig A. Tooman dated January 5, 2005                                     E-28
       10.35         Form of Non-Qualified Stock Option Agreement between the Company
                     and Craig A. Tooman                                                                   E-31
       10.36         Amended and Restated Severance Agreement with Paul S. Davit dated
                     May 7, 2004                                                                           E-35
       10.37         Amended and Restated Severance Agreement with Ralph del Campo
                     dated May 7, 2004                                                                     E-44
       10.38         Outside Directors' Compensation Plan                                                  E-53
       12.1          Computation of Ratio of Earnings to Fixed Charges                                     E-54
       23.0          Consent of KPMG LLP, independent registered public accounting firm                    E-55
       31.1          Certification of Principal Financial Officer and Principal Executive Officer
                     pursuant to Section  302 of the Sarbanes - Oxley Act of 2002                          E-56
       31.2          Certification of Principal Financial Officer and Principal Executive Officer
                     pursuant to Section  302 of the Sarbanes - Oxley Act of 2002                          E-58
       32.1          Certification of Principal Financial Officer and Principal Executive Officer
                     Pursuant to Section  906 of the Sarbanes - Oxley Act of 2002                          E-60
       32.2          Certification of Principal Financial Officer and Principal Executive Officer
                     Pursuant to Section  906 of the Sarbanes - Oxley Act of 2002                          E-61
