Form 10-Q
period 2005-09-30
ENZON PHARMACEUTICALS  INC
filed 2005-11-09
CIK 727510

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005
                                       or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                    ---    ---

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

         As of November 1, 2005 there were 44,354,757 shares of Common Stock, par value $.01 per share, outstanding.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                SEPTEMBER 30, 2005   JUNE 30, 2005
                                                                                ------------------   -------------
                                                                                                          (*)

ASSETS
Current assets:
  Cash and cash equivalents                                                          $  26,590         $  55,553
  Short-term investments                                                               126,777           103,194
  Investment in equity securities                                                         --               4,256
  Accounts receivable, net                                                              28,235            25,638
  Inventories                                                                           16,021            15,679
  Other current assets                                                                   5,283             7,733
                                                                                     ---------         ---------
       Total current assets                                                            202,906           212,053
                                                                                     ---------         ---------

Other assets:
  Property and equipment, net                                                           33,020            33,214
  Marketable securities                                                                 75,321            66,384
  Investments in equity securities                                                       6,375             6,375
  Amortizable intangible assets, net                                                   171,675           176,142
  Goodwill                                                                             150,985           150,985
  Other assets                                                                           5,255             5,708
                                                                                     ---------         ---------
                                                                                       442,631           438,808
                                                                                     ---------         ---------
Total assets                                                                         $ 645,537         $ 650,861
                                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $   6,558         $   9,874
  Accrued expenses                                                                      26,131            26,874
  Deferred tax liability                                                                 1,200             1,106
                                                                                     ---------         ---------
     Total current liabilities                                                          33,889            37,854
                                                                                     ---------         ---------

Other liabilities                                                                          406               645
Deferred tax liability                                                                  10,793             9,860
Notes payable                                                                          399,000           399,000
                                                                                     ---------         ---------
                                                                                       410,199           409,505
                                                                                     ---------         ---------
Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.01 par value, authorized 3,000,000 shares; zero shares issued and outstanding at September 30, 2005
         and at June 30, 2005                                                             --                --
  Common stock - $.01 par value, authorized 90,000,000 shares;
         issued and outstanding 44,349,757 shares at September
         30, 2005 and 44,236,202 shares at June 30, 2005                                   443               442
  Additional paid-in capital                                                           320,559           325,821
  Accumulated other comprehensive loss                                                  (1,249)           (4,527)
  Deferred compensation                                                                   --              (5,696)
  Accumulated deficit                                                                 (118,304)         (112,538)
                                                                                     ---------         ---------
Total stockholders' equity                                                             201,449           203,502
                                                                                     ---------         ---------
Total liabilities and stockholders' equity                                           $ 645,537         $ 650,861
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  -----------------------
                                                                    2005           2004
                                                                  --------       --------
Revenues:
    Product sales, net                                            $ 25,176       $ 27,527
    Manufacturing revenue                                            3,393          2,513
    Royalties                                                       15,209         10,115
    Contract revenue                                                   269            299
                                                                  --------       --------
              Total revenues                                        44,047         40,454
                                                                  --------       --------

Costs and expenses:
    Cost of sales and manufacturing revenue                         11,964         10,901
    Research and development                                         5,319          9,974
    Selling, general and administrative                             11,697         12,199
    Amortization of acquired intangible assets                       3,348          3,358
    Acquired in-process research and development                    10,000           --
                                                                  --------       --------
             Total costs and expenses                               42,328         36,432
                                                                  --------       --------

Operating income                                                     1,719          4,022
                                                                  --------       --------

Other income (expense):
    Investment income, net                                           1,632            770
    Interest expense                                                (4,946)        (4,957)
    Other, net                                                      (3,059)        (1,411)
                                                                  --------       --------
                                                                    (6,373)        (5,598)
                                                                  --------       --------

Loss before tax provision                                           (4,654)        (1,576)

Income tax provision (benefit)                                       1,112           (637)
                                                                  --------       --------

Net loss                                                           ($5,766)         ($939)
                                                                  ========       ========

Basic loss per common share                                         ($0.13)        ($0.02)
                                                                  ========       ========
Diluted loss per common share                                       ($0.13)        ($0.02)
                                                                  ========       ========

Weighted average number of common shares outstanding - basic        43,486         43,470
                                                                  ========       ========
Weighted average number of common shares and potentially
    dilutive common shares outstanding                              43,486         43,470
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                        2005            2004
                                                                      ---------       ---------
Cash flows from operating activities:
      Net loss                                                          ($5,766)          ($939)
      Adjustments to reconcile net loss to net cash
           used  in operating activities:
           Depreciation and amortization                                  5,726           5,652
           Non-cash expense for issuance of common stock                    435             166
           Gain on sale of equity investment                               --              (163)
           Non-cash loss relating to equity collar arrangement
           and sale of NPS common stock                                   3,460           1,321
           Acquired in-process research and development                  10,000            --
           Amortization of debt issue costs                                 457             457
           Amortization of bond premium/discount                            214             737
           Deferred income taxes                                          1,027            (335)
      Changes in operating assets and liabilities                       (17,955)        (10,728)
                                                                      ---------       ---------

                    Net cash used in by operating activities             (2,402)         (3,832)
                                                                      ---------       ---------

Cash flows from investing activities:
      Purchase of property and equipment                                 (1,065)           (783)
      Proceeds from sale of marketable securities                        18,706           7,830
      Purchase of marketable securities                                (117,625)        (34,330)
      Maturities of marketable securities                                73,423           4,000
                                                                      ---------       ---------

                    Net cash used in investing activities               (26,561)        (23,283)
                                                                      ---------       ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock                               --               138
                                                                      ---------       ---------

                    Net cash provided by financing activities              --               138
                                                                      ---------       ---------

Net decrease in cash and cash equivalents                               (28,963)        (26,977)

Cash and cash equivalents at beginning of period                         55,553          91,532
                                                                      ---------       ---------

Cash and cash equivalents at end of period                            $  26,590       $  64,555
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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ORGANIZATION AND BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. ("Enzon" or the "Company") and its subsidiaries in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the six-month transition period (see below). The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2005. Effective December 31, 2005, the Company will change its fiscal year end from June 30 to December 31. Accordingly, Enzon will file a report on Form 10-K covering the six-month transition period ending December 31, 2005.

(2)  STOCK-BASED COMPENSATION

          The Company has incentive and non-qualified stock option plans for employees, officers, directors, consultants and independent contractors. These plans, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan, are administered by the Compensation Committee of the Board of Directors. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100% of the fair value of the Company's common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted. In April and June 2005, the Board of Directors accelerated the vesting of all of the Company's unvested stock options awarded to directors, officers and employees with exercise prices greater than the market value of the Company's common stock on the effective date of the accelerations. The accelerations resulted in the Company not being required to recognize aggregate compensation expense under the new accounting for share-based payments described below of approximately $2.5 million during the three months ended September 30, 2005.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123R"), which replaces "Accounting for Stock-Based Compensation," ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

         The Company has adopted the new standard effective July 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and restricted stock outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being distributed and recognized in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based on the options' original estimate of fair value.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table summarizes option activity for the three months ended September 30, 2005:

                                                                                    Weighted         Aggregate
                                                                     Weighted        Average         Intrinsic
                                                         Options     Average        Remaining          Value
                                                           (in       Exercise      Contractual          (in
                                                         thousands)   Price        Term (years)      thousands)
                                                         -------     --------      ------------      ---------
         Outstanding at June  30, 2005                    5,622       $16.63
         Granted at exercise prices which equaled
         the fair market value on the date of grant         424         7.25
           Exercised                                       --             --                          $   --
           Forfeited                                        (39)       27.39
                                                         ------
         Outstanding at September 30, 2005                6,007       $15.90           8.03           $  699
                                                         ======

         Exercisable at September 30, 2005                5,528       $16.65           7.88           $  687
                                                         ======

         For grants during the three months ended September 30, 2005, the Company's weighted average assumptions for expected volatility, dividends, expected term until exercise, and risk-free interest rate were 57%, 0%, 5.18 years and 3.88%, respectively. Expected volatility is based on historical volatility of the Company's common stock. The expected term of options is estimated based on the Company's historical exercise rate and forfeiture rates are estimated based on employment termination experience, each determined separately for certain employee groups. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In the three months ended September 30, 2005, the Company recorded share-based compensation for restricted stock and options of $0.4 million which is included in the Company's net loss for the period. No compensation costs were capitalized into inventory during the period. The Company did not record a tax benefit related to share-based compensation expense. As of September 30, 2005, there was $1.8 million of total unrecognized compensation cost related to unvested options, that the Company expects to recognize over a weighted-average period of 45 months. The Company granted options with fair values ranging from $3.14 to $3.52 per option or a weighted average of $3.21 per option. The amount of restricted stock outstanding at September 30, 2005 was 0.7 million shares. The Company utilizes newly issued shares to satisfy the exercise of stock options.

          Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R, with the exception of option forfeitures, which the Company accounted for as they occurred.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The following table illustrates the pro forma effect on the Company's net loss and net loss per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three months ended September 30, 2004 (in thousands, except per share amounts):

                                                         Three months ended
                                                           September 30,
                                                         ------------------
                                                               2004
                                                             ---------
         Net loss, as reported                                   ($939)

         Add stock-based employee
             compensation expense included in
             reported net loss, net of
             tax (1)                                               100
         Deduct total stock-based employee
             compensation expense determined
             under fair-value-based method for all
             awards, net of tax (1)                             (3,180)
                                                             ---------

         Pro forma net loss                                    ($4,019)
                                                             =========

            Loss per common share - basic:
            As reported                                         ($0.02)
            Pro forma                                           ($0.09)
            Loss per common share - diluted:
            As reported                                         ($0.02)
            Pro forma                                           ($0.09)

         (1) Information for 2004 has been adjusted for taxes using an estimated tax rate of 40%.

         The fair value for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions. For grants during the three months ended September 30, 2004, the Company's weighted average assumptions for expected volatility, dividends, expected life, and risk-free interest rate were 39%, 0%, 4.76 years and 3.38%, respectively.

         Expected volatility is based on historical volatility of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

(3)  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

          The Company classifies its investments in marketable equity securities and debt securities, including auction rate securities, as available-for-sale. The Company classifies those investments available for current operations with maturities of one year or less as current assets and investments with maturities greater than one year as noncurrent assets when it has the intent and ability to hold such securities for at least one year. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, included in the determination of other comprehensive income (loss) and reported in stockholders' equity. The fair values of substantially all securities are determined by quoted market prices.

          The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at September 30, 2005 were investments in state government bonds and corporate securities. At September 30, 2005, the Company held auction rate securities with contractual maturities between 2005 and 2009.

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

         Investments are considered impaired when a decline in fair value is determined to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments in accordance with Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investment or investee; and the Company's intent and ability to hold the investment. The Company has determined that there were no other-than-temporary declines in the fair values of its short-term investments and marketable securities as of September 30, 2005 or June 30, 2005.

         The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005 (in thousands):

                                              Less than 12 months        12 Months or Greater
                                             ---------------------      ----------------------
                                              Fair      Unrealized       Fair       Unrealized
          Description of Securities           Value        Loss          Value         Loss
         ------------------------------      -------    ----------      -------     ----------
         U.S. Government agency debt(1)      $27,711        ($148)      $28,515        ($571)
         U.S. Corporate debt(2)               38,147         (274)       28,554         (311)
         Auction rate securities(3)           24,821           (4)         --           --
                                             -------      -------       -------      -------
         Total                               $90,679        ($426)      $57,069        ($882)
                                             =======      =======       =======      =======

(1) U.S. GOVERNMENT AGENCY DEBT. The unrealized losses of $0.7 million in the U.S. Government agencies and Federal agency mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and the Company has the ability and the intent to hold these investments until a recovery of fair value, the Company does not consider its investments in U.S. Government agency debt to be other-than-temporarily impaired at September 30, 2005.

(2) U.S. CORPORATE DEBT. The unrealized losses of $0.6 million on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its approved investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at September 30, 2005.

(3) AUCTION RATE SECURITIES. The unrealized loss on the auction rate securities was attributable to increases in interest rates. The Company has the ability and intent to hold these investments until recovery of the fair value; therefore, it does not consider its investments in auction rate securities to be other-than-temporarily impaired at September 30, 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         The amortized cost, gross unrealized holding gains or losses, and fair value for the Company's available-for-sale securities by major security type at September 30, 2005 were as follows (in thousands):

                                                         Gross         Gross
                                                       Unrealized    Unrealized
                                          Amortized     Holdings      Holding          Fair
                                            Cost         Gains         Losses         Value*
                                          ---------    ----------    ----------      --------
         U.S. Government agency debt      $106,750      $     17         ($719)      $106,048
         U.S. Corporate debt                71,812             2          (585)        71,229
         Auction rate securities            24,825          --              (4)        24,821
                                          --------      --------      --------       --------
         Total                            $203,387      $     19       ($1,308)      $202,098
                                          ========      ========      ========       ========

         * $126.8 million included in short-term investments and $75.3 million included in marketable securities at September 30, 2005.

         The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2005 were as follows (in thousands):

                                                         Gross         Gross
                                                       Unrealized    Unrealized
                                          Amortized     Holdings      Holding          Fair
                                            Cost         Gains         Losses         Value*
                                          ---------    ----------    ----------      --------
         U.S. Government agency debt      $ 98,417      $   --           ($536)      $ 97,881
         U.S.  Corporate debt               62,182          --            (510)        61,672
         Auction rate securities            10,025          --            --           10,025
                                          --------      --------      --------       --------
         Total                            $170,624      $   --         ($1,046)      $169,578
                                          ========      ========      ========       ========

         * $103.2 million included in short-term investments and $66.4 million included in marketable securities at June 30, 2005.

         Maturities of debt and marketable equity securities classified as available-for-sale at September 30, 2005 were as follows (in thousands):

         September 30,      Amortized Cost        Fair Value
         -------------      --------------        ----------
             2006              $127,217            $126,777
             2007                40,284              39,780
             2008                12,061              11,716
             2009                 4,000               4,000
             2010                19,825              19,825
                               --------            --------
                               $203,387            $202,098
                               ========            ========

(4) INVESTMENTS IN EQUITY SECURITIES

          At September 30, 2005 the Company's investments in equity securities include mainly investments in Nektar Therapeutics ("Nektar") and Micromet AG ("Micromet"). At June 30, 2005, the Company's investment in equity securities also included an investment in NPS Pharmaceuticals, Inc. ("NPS") common stock. The Company's investment in Nektar is in the form of preferred stock that is convertible into common stock and its investment in Micromet is in the form of a note that is convertible into common stock. The Company's investments in Nektar and Micromet are both cost method investments. As of September 30, 2005 and June 30, 2005, the Company's investments in Nektar and Micromet had an aggregate book value of $6.4 million and $6.4 million, respectively. The Company's investment in NPS common stock is recorded at its fair value and unrealized gains or losses are reflected in accumulated other comprehensive income. During August 2005, the Company sold its remaining investment in NPS common stock, which resulted in the recognition of a $4.3 million loss as a component of other income (expense) in the statement of operations and cash proceeds of $3.5 million. See note 13.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5) COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income", requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive income.

         The following table reconciles net loss to comprehensive (loss) income (in thousands):

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ---------------------
                                                                   2005          2004
                                                                  -------       -------
         Net loss                                                 ($5,766)        ($939)
             Other comprehensive income:
             Unrealized (loss) gain on securities that arose
                 during the period, net of tax (1)                   (243)        1,697
             Reclassification adjustment
                 for loss included in net
                 income, net of tax (1)                             3,521           304
                                                                  -------       -------

             Total other comprehensive income                       3,278         2,001
                                                                  -------       -------

         Comprehensive (loss) income                              ($2,488)      $ 1,062
                                                                  =======       =======

         (1) Information for 2004 has been adjusted for taxes using an estimated tax rate of 40%.

(6) EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three months ended September 30, 2005 and 2004, the denominator includes both the weighted average number of shares of common stock outstanding and the number of potentially dilutive common stock equivalents if the inclusion of such common stock equivalents is not anti-dilutive. As of September 30, 2005 and 2004, the Company had 12.2 million and 9.5 million, respectively, of potentially dilutive common stock equivalents that are excluded from the dilutive earnings per share calculations, as the effect of their inclusion would be anti-dilutive.

(7) INVENTORIES

         Inventories, net of reserves consisted of the following (in thousands):

                              SEPTEMBER 30, 2005    JUNE 30, 2005
                              ------------------    -------------

         Raw materials              $ 6,553            $ 6,406
         Work in process              4,407              1,349
         Finished goods               5,061              7,924
                                    -------            -------
                                    $16,021            $15,679
                                    =======            =======

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(8) INTANGIBLE ASSETS

         Intangible assets consisted of the following (in thousands):

                                               SEPTEMBER 30,    JUNE 30,       ESTIMATED
                                                   2005           2005        USEFUL LIVES
                                               -------------    --------      ------------
         Product patented technology              $ 64,400      $ 64,400         12 years
         Manufacturing patent                       18,300        18,300         12 years
         NDA approval                               31,100        31,100         12 years
         Trade name and other product rights        80,000        80,000         15 years
         Manufacturing contract                      2,200         2,200          3 years
         Patent                                      1,906         1,906        1-2 years
         Product acquisition costs                  26,194        26,194      10-14 years
                                                  --------      --------
                                                   224,100       224,100
         Less:  Accumulated amortization            52,425        47,958
                                                  --------      --------
                                                  $171,675      $176,142
                                                  ========      ========

         Amortization charged to operations relating to intangible assets totaled $4.5 million, including $1.1 million which is classified in cost of sales and manufacturing revenue for each of the three-month periods ended September 30, 2005 and 2004. Amortization expense for these intangibles and certain other product acquisition costs for the next five fiscal years is expected to be approximately $17.0 million per year. The Company does not have intangible assets with indefinite useful lives.

(9) PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following (in thousands):

                                               SEPTEMBER 30,    JUNE 30,       ESTIMATED
                                                   2005           2005        USEFUL LIVES
                                               -------------    --------      ------------
         Land                                     $ 1,500       $ 1,500
         Building                                   4,800         4,800           7 years
         Leasehold improvements                    17,924        17,822        3-15 years
         Equipment                                 27,135        26,215         3-7 years
         Furniture and fixtures                     2,780         2,737           7 years
         Vehicles                                      38            38           3 years
                                                  -------       -------
                                                   54,177        53,112
         Less:  Accumulated depreciation           21,157        19,898
                                                  -------       -------
                                                  $33,020       $33,214
                                                  =======       =======

         Depreciation charged to operations relating to property and equipment totaled $1.3 million and $1.1 million for the periods ended September 30, 2005 and 2004, respectively.

(10) CASH FLOW INFORMATION

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash payments for interest were approximately $9.0 million for the three months ended September 30, 2005 and September 30, 2004. Income tax payments for the three months ended September 30, 2005 and 2004 were $0.05 million and $0.3 million, respectively.

(11) INCOME TAXES

         The Company recognized a tax expense for the three months ended September 30, 2005 due to the deferred tax liability recorded for goodwill. As of September 30, 2005, the Company has provided a valuation allowance against its net deferred tax assets since the Company believes it is not more likely than not that its deferred tax assets will be realized.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         During the three months ended September 30, 2004, the Company recorded a net tax benefit of approximately $0.6 million. The tax benefit recognized for the three months ended September 30, 2004 was calculated using an estimated annual effective tax rate of 40%, based on the projected income tax benefit and taxable loss for the fiscal year ended June 30, 2005.

(12) BUSINESS SEGMENTS

         A single management team that reports to the Chief Executive Officer comprehensively manages the Company's business operations. The Company does not operate separate lines of business or separate business entities with respect to any of its approved products or product candidates. In addition, the Company does not conduct any operations outside of the United States and Canada. The Company has not historically prepared discrete financial statements with respect to separate product areas. Accordingly, the Company does not have separately reportable segments.

(13) DERIVATIVE INSTRUMENTS

         On February 19, 2003, the Company entered into an agreement and plan of merger with NPS. On June 4, 2003, the merger agreement was terminated. In accordance with the mutual termination agreement between the two companies, the Company received 1.5 million shares of NPS common stock.

         In August 2003, the Company entered into a Zero Cost Protective Collar (the "Collar") arrangement with a financial institution to reduce its exposure to changes in the share price associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. The Collar matured in four separate three-month intervals from November 2004 through August 2005, at which time the Company received proceeds from the sale of the securities. The amount received at each maturity date was determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. From August 2003 to November 2003, the Collar was designated a derivative hedging instrument in accordance with SFAS 133; in November 2003, hedge accounting was terminated. The Company carried the derivative as an asset or a liability at fair value. The change in fair value was recorded in other income in the condensed consolidated statements of operations. During each of the quarters ended September 30, 2005 and 2004, the Company sold 375,000 shares of NPS common stock it held and 375,000 shares of the Collar instrument matured. This resulted in the recognition of a loss of $3.5 million and $1.3 million as a component of other income (expense) for the quarters ended September 30, 2005 and 2004, respectively. The Company received cash proceeds from the settlement of this instrument totaling $7.5 million in each of the quarters ended September 30, 2005 and 2004. At September 30, 2005, the Company no longer holds any shares of NPS nor does it hold any portion of the Collar.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaced APB Opinion No. 20, Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on its consolidated results of operations and financial condition.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and was adopted by the Company on July 1, 2005. The adoption of SFAS 153 had no impact on its consolidated results of operations and financial condition.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43, Chapter 4". SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. On July 1, 2005 the Company adopted SFAS 151 and its adoption had no impact on its consolidated results of operations and financial condition.

         In response to the enactment of the American Job Creation Act of 2004 on October 22, 2004 the FASB issued FASB Staff Position (FSP) 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004". FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law's tax deduction for income attributable to "domestic production activities." The fully phased-in deduction is up to nine percent of the lesser of taxable income or "qualified production activities income." The staff position requires that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction. As a result, the Company will recognize a reduction in its provision for income taxes for domestic production activities in the quarterly periods in which the Company is eligible for the deduction.

(15) NATIMMUNE A/S AGREEMENT

         In September 2005, the Company entered into a license agreement with NatImmune A/S ("NatImmune") for NatImmune's lead development compound, recombinant human Mannose-binding Lectin ("rhMBL"), a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, the Company received exclusive worldwide rights, excluding the Nordic countries, and is responsible for the development, manufacture, and marketing of rhMBL. The $10.0 million upfront cost of the license agreement was charged to in-process research and development in the three months ended September 30, 2005. The Company paid NatImmune the upfront license fee in October 2005. The Company will be responsible for making additional payments upon the successful completion of certain clinical development, regulatory, and sales-based milestones. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by Enzon and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.

(16) RELATED PARTY TRANSACTION

         One of the Company's executive officers, Jeffrey H. Buchalter, received relocation benefits in connection with his appointment as Chief Executive Officer. The Company is administering these benefits through a relocation services agreement with an independent third party (the "Provider") pursuant to which, in accordance with Enzon's relocation policy, in September 2005 the Provider purchased Mr. Buchalter's residence at a purchase price calculated using the average of two independent appraisals of the property (the "Purchase Price"). Mr. Buchalter was paid $412,384 in connection with the transaction which amount represents Mr. Buchalter's equity in the property. The amount is classified under other current assets on the condensed consolidated balance sheet at September 30, 2005. Under the relocation services agreement, the Company reimbursed the Provider for the equity component of the Purchase Price and the related closing costs. The Company is responsible for a $2,500 service fee to the Provider as well as carrying and sales costs that the Provider incurs in connection with selling the property. The Company will receive the net proceeds from the resale of the property, and, if the property is sold for less than the Purchase Price, it is responsible for reimbursing the Provider for the amount of the deficiency.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(17) SUBSEQUENT EVENT

         In October 2005, the Company amended its license agreement with Aventis Pharma, Inc. and Aventis Pharmaceuticals, Inc. (together "Aventis"), members of the Sanofi-Aventis Group, for its oncology product, ONCASPAR(R) (pegaspargase). The amended agreement, which will become effective in January 2006, includes a significant reduction in the royalty rate, with no royalty obligation for the first $25.0 million of ONCASPAR sales and a single digit royalty percentage payable to Aventis on those annual sales of ONCASPAR that are in excess of $25.0 million. Previously, the Company was obligated to pay 25% royalty on all sales of ONCASPAR in the U.S. and Canada. The Company will pay Aventis an upfront cash payment of $35.0 million in January 2006. Aventis is entitled to receive royalty payments through June 30, 2014, at which time all Enzon royalty obligations will cease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

         We are a biopharmaceutical company focused on the development, manufacture, and commercialization of pharmaceutical products for patients with cancer and other life-threatening diseases through the application of our proprietary technologies and through strategic partnerships. Our revenues are comprised of sales of four FDA-approved products marketed by our specialized sales force, ABELCET, ADAGEN, ONCASPAR, and DEPOCYT. We also receive royalties on sales of products that use our technology, including PEG-INTRON marketed by Schering-Plough Corporation ("Schering-Plough") and MACUGEN, marketed by Eyetech Pharmaceuticals ("Eyetech") and Pfizer Inc. In addition, we receive contract manufacturing revenue for the manufacture of injectable products at our manufacturing facility, including ABELCET and MYOCET for Zeneus Pharma Ltd. and the multivitamin MVI(R) for Mayne Group Limited ("Mayne").

         Since December 2004, a new executive management team has been formed and a number of new board members have been appointed. Our new leadership has been taking a number of positive actions to reshape our business for the future, including focusing on maximizing performance, improving processes, and investing in our core assets. Going forward, key elements of our strategy will include: leveraging our resources and infrastructure; capitalizing on our strong technological heritage, including rebuilding our development pipeline; investing in our marketed brands; and selectively pursuing strategic alliances.

         Effective December 31, 2005, we will change our fiscal year end from June 30 to December 31. Accordingly, we will file a report on Form 10-K covering the six-month transition period ending December 31, 2005.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Management's Discussion and Analysis of Financial Condition and Results of Operations in this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. These statements use words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," "will," and other words and terms of similar meaning in connection with a discussion of potential future events or circumstances or future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts, but rather, relate to future actions, prospective products, future performance or results of current or anticipated products, research and development and other expenses and revenues from new or existing collaborations.

         Specific examples of such forward looking statements include the potential impact on our revenues of Schering-Plough's launch of PEG-INTRON in Japan, the potential impact on our ability to sustain or grow our ABELCET revenues in light of continuing competitive and pricing pressure in the intravenous antifungal market, the future sales performance of our other products, the potential impact of manufacturing and stability problems with ONCASPAR, the continued sufficiency of our capital resources, and our ability to access the capital markets in the future. This is not necessarily inclusive of all examples of forward-looking statements that are or may be contained in this report.

         Any or all forward-looking statements contained in this report may turn out to be wrong. Actual results may vary materially, and there are no guarantees about our financial and operating performance or the performance of our stock. All statements are made as of the date of signing of this report and we do not assume any obligation to update any forward-looking statement as a result of new information, future events, or otherwise. You should, however, consult any further disclosures we make on related subjects in our reports on Forms 10-Q, 8-K and 10-K filed with the Securities and Exchange Commission ("SEC").

         Many factors could cause actual results to differ from the results or developments discussed or predicted in the forward-looking statements made in this report. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. Although it is not possible to predict or identify all such factors, many of them are described under the caption "Risk Factors" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005, which we filed with the SEC and which "Risk Factors" section of such Form 10-K is incorporated by Reference in this report. Readers of this report are advised to read such Risk Factors in connection with this report.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash reserves, which include cash, cash equivalents, short term investments and marketable securities, were $228.7 million as of September 30, 2005, as compared to $225.1 million as of June 30, 2005. The increase is primarily due to net proceeds from the sale of 375,000 shares of NPS Pharmaceuticals, Inc. common stock, offset in part by cash used in operating activities.

         During the three months ended September 30, 2005, net cash used in operating activities was $2.4 million compared to $3.8 million for the three months ended September 30, 2004. Cash used in operating activities during the three months ended September 30, 2005 consisted of our net loss of $5.8 million and cash outflows related to changes in our operating assets and liabilities of $18.0 million, offset in part by non-cash reconciling items related to (i) depreciation and amortization charges of $5.7 million, (ii) an increase in the valuation allowance associated with our deferred tax assets of $1.0 million,
(iii) a loss related to an equity collar arrangement and sale of NPS common stock of $3.5 million, (iv) acquired in-process research and development of $10.0 million, and (v) other adjustments of $1.2 million. Cash used in operating activities during the three months ended September 30, 2004 consisted of our net loss of $0.9 million and cash outflows related to changes in our operating assets and liabilities of $10.7 million, offset in part by non-cash reconciling items related to (i) depreciation and amortization charges of $5.6 million, (ii) a loss related to an equity collar arrangement and sale of NPS common stock of $1.3 million, and (iii) other adjustments of $0.9 million.

         Cash used in investing activities totaled $26.6 million for the three months ended September 30, 2005 compared to $23.3 million for the three months ended September 30, 2004. Cash used in investing activities during the three months ended September 30, 2005, consisted of net cash used for purchases of marketable securities of $117.6 million and capital expenditures of $1.1 million offset in part by cash proceeds of $92.1 million from sales of marketable securities, including $7.5 million from the sale of 375,000 shares of NPS common stock. Cash used in investing activities during the three months ended September 30, 2004 consisted of net cash used for purchases of marketable securities of $22.5 million and capital expenditures of $0.8 million.

         There was no cash provided by financing activities for the three months ended September 30, 2005. During the three months ended September 30, 2004, we received $0.1 million in proceeds from the issuance of common stock under our stock option plans.

         As of September 30, 2005, we had $399.0 million of convertible subordinated notes outstanding that bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $4.5 million as of September 30, 2005. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. Since July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. In October 2005, through a privately negotiated transaction, we redeemed approximately $5.0 million in aggregate principal amount and accrued interest of the Notes in exchange for a cash payment of $4.7 million, which includes a principal payment of $4.6 million and accrued interest of $0.1 million. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.

         Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; short-term investments; marketable and equity securities; sales of ADAGEN(R), ONCASPAR(R), DEPOCYT(R) and ABELCET(R); royalties earned, which are primarily related to sales of PEG-INTRON(R), and contract manufacturing revenue. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the foreseeable future; however, we may seek additional financing to meet the maturity of our convertible notes.

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

OFF-BALANCE SHEET ARRANGEMENTS

         As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2005, we are not involved in any SPE transactions.

CONTRACTUAL OBLIGATIONS

         Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.

         Since June 30, 2005, other than the addition of the agreements with NatImmune discussed in Note 15, NatImmune A/S Agreement, and members of the Sanofi-Aventis Group in Note 17, Subsequent Event, to the condensed consolidated financial statements contained in this report, there has been no material change with respect to our contractual obligations as disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our annual report on Form 10-K for the year ended June 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

         Revenues. Total revenues for the three months ended September 30, 2005 were $44.0 million, as compared to $40.5 million for the three months ended September 30, 2004. The components of revenues are product sales, manufacturing revenue, royalties we earn on the sale of our products by others and contract revenue.

         Net product sales decreased by 9% to $25.2 million for the three months ended September 30, 2005, as compared to $27.5 million for the three months ended September 30, 2004. The decrease in net product sales was attributable to a decline in North American sales of our intravenous antifungal product, ABELCET, due to competitive market conditions. Sales of ABELCET in North America decreased by 33% to $11.1 million for the three months ended September 30, 2005, as compared to $16.5 million for the three months ended September 30, 2004. ONCASPAR net sales increased by 33% to $5.8 million for the three months ended September 30, 2005 versus $4.4 million for the three months ended September 30, 2004. The increase in ONCASPAR sales was attributable to an increase in demand reflecting our increased sales and marketing efforts to support the product, and to a lesser extent a higher weighted average price. Sales of DEPOCYT remained fairly consistent coming in at $2.3 million for each of the three-month periods ended September 30, 2005 and 2004. ADAGEN sales increased by 38% for the three months ended September 30, 2005 to $6.0 million compared to $4.3 million for the three months ended September 30, 2004. The growth in ADAGEN sales for the three months ended September 30, 2005 was due to an increase in the number of patients over the corresponding period in the prior year, as well as, a higher weighted average selling price.

         Manufacturing revenue for the three months ended September 30, 2005 increased to $3.4 million, as compared to $2.5 million for the comparable period of the prior year. Manufacturing revenues were comprised of revenues from the manufacture of ABELCET and MYOCET for the European market, and to a lesser extent the manufacture of an injectable multivitamin, MVI, for Mayne. Our manufacturing revenue commenced in November 2002, when we entered into a long-term manufacturing and supply agreement with Elan for the manufacture of ABELCET and MYOCET for the European market in connection with our acquisition of the North American ABELCET business.

         Royalties for the three months ended September 30, 2005, increased to $15.2 million compared to $10.1 million for the three months ended September 30, 2004. Royalties are primarily comprised of royalties we receive on sales of PEG-INTRON, a PEG enhanced alpha interferon product. PEG-INTRON is marketed worldwide by Schering-Plough for the treatment of hepatitis C. The growth in royalties was due to the December 2004 launch of PEG-INTRON combination therapy in Japan and to a lesser extent the January 2005 launch of MACUGEN in the U.S. for the treatment of neovascular (wet) age-related macular degeneration (AMD), an eye disease associated with aging that destroys central vision. Under a strategic alliance we formed in 2002 with Nektar, Nektar provides Eyetech with PEGylation technology for use in MACUGEN and we receive a share of the royalties Nektar Therapeutics ("Nektar") receives from Eyetech.

         Due to the December 2004 launch of PEG-INTRON combination therapy in Japan, we believe royalties from sales of PEG-INTRON may continue to be positively impacted in the near term. In September 2005, Hoffmann-La Roche reported that it received fast-track review in Japan for its PEGylated interferon-based combination therapy with approval expected in the third quarter of calendar 2006. In markets outside of Japan, PEG-INTRON competes in a highly competitive market and Schering-Plough has reported contracting market conditions. We cannot assure you that the positive impact of the launch of PEG-INTRON in Japan will offset this market contraction and competitive conditions or that any particular sales levels of PEG-INTRON will be achieved or maintained.

         Since December 2004, a new executive management team has been named and a significant focus is being placed on improving our revenues by supporting our four marketed brands, ABELCET, ONCASPAR, ADAGEN, and DEPOCYT, and expanding their market potential through new initiatives. Despite our efforts, North American sales of ABELCET may continue to be negatively impacted by the competitive conditions in the intravenous antifungal market due to the introduction of newer agents as well as increased pricing pressure in the lipid-based amphotericin B market. We cannot assure you that our efforts to support our products will be successful or that any particular sales levels of ABELCET, ONCASPAR, ADAGEN, and DEPOCYT will be achieved or maintained.

         Contract revenues for the three months ended September 30, 2005 remained relatively consistent at $0.3 million as compared to $0.3 million for the three months ended September 30, 2004.

         During the three months ended September 30, 2005, we had export sales and royalties on export sales of $14.8 million, of which $8.4 million were in Europe. Export sales and royalties recognized on export sales for the prior year quarter were $10.8 million, of which $7.9 million were in Europe.

         Cost of Sales and Manufacturing Revenue. Cost of sales and manufacturing revenue, as a percentage of net sales and manufacturing revenue, increased to 42% for the three months ended September 30, 2005 as compared to 36% for the same period last year. The increase was attributable to increased capacity costs and negative absorption variances arising from low production volumes.

          Research and Development Expense. Research and development expenses consist primarily of salaries and benefits; patent filing fees; contractor and consulting fees, principally related to clinical and regulatory projects; costs related to research and development partnerships or licenses; drug supplies for clinical and preclinical activities; as well as, other research supplies and allocated facilities charges.

          Research and development expenses decreased by 47% to $5.3 million for the three months ended September 30, 2005 compared to $10.0 million for the three months ended September 30, 2004. The decrease was attributable to our decision to discontinue a number of clinical and preclinical development programs that did not meet our criteria for continued investment. We are committed to investing in research and development as we advance our objective of rebuilding our development pipeline.

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

         Selling, general and administrative expenses for the three months ended September 30, 2005 decreased by 4% to $11.7 million, as compared to $12.2 million in the same period last year. The decrease was attributable to an increase in general and administrative costs of $1.7 million offset in part by a decrease in sales and marketing expenses of $2.2 million. The increase in general and administrative costs was primarily attributable to (i) an increase in personnel-related costs, including the timing of executive-level replacements and relocation expenses associated with such replacements, and (ii) increased legal fees associated with the increased focus we are placing on protecting our intellectual property. The decrease in sales and marketing expenses was largely due to the timing of our investments in sales and marketing programs.

         Acquired in-process research and development. Acquired in-process research and development for the three months ended September 30, 2005, was $10.0 million and was attributable to the execution of a license agreement with NatImmune in September 2005 for the clinical development of recombinant human Mannose-binding Lectin. Mannose-binding Lectin is a naturally occurring human plasma protein that plays a key role in the immune system's first-line defense against infection.

         Amortization. Amortization expense remained unchanged at $3.4 million for the three months ended September 30, 2005 and 2004. Amortization expense is related to intangible assets acquired in connection with our purchase of the North American ABELCET business in November 2002. Amortization of intangible assets is provided over their estimated lives ranging from 1-15 years on a straight-line basis.

         Other income (expense). Other income (expense) for the three months ended September 30, 2005 was a net expense of $6.4 million, as compared to a net expense of $5.6 million for the three months ended September 30, 2004. Other income (expense) includes: net investment income, interest expense, and other, net.

         Net investment income for the three months ended September 30, 2005 increased to $1.6 million from $0.8 million for the three months ended September 30, 2004 due to an increase in our interest bearing investments and higher interest rates.

         Interest expense was $4.9 million for the three months ended September 30, 2005, as compared to $5.0 million for the three months ended September 30, 2004. Interest expense is related to our 4.5% convertible subordinated notes that were outstanding during each of the periods.

         Other, net is primarily attributable to 1.5 million shares of NPS common stock that we received under a June 2003 merger termination agreement and a financial instrument we formed to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the "Collar"). For the three months ended September 30, 2005, other, net was an expense of $3.1 million, as compared to an expense of $1.4 million for the three months ended September 30, 2004. During each of the quarters ended September 30, 2005 and 2004, the Company sold 375,000 shares of NPS common stock it held and 375,000 shares of the Collar instrument matured. This resulted in the recognition of a loss of $3.5 million and $1.3 million as a component of other income (expense) for the quarters ended September 30, 2005 and 2004, respectively. The Company received cash proceeds from the settlement of this instrument totaling $7.5 million in each of the quarters ended September 30, 2005 and 2004.

         Income Taxes. During the three months ended September 30, 2005, we recognized a tax expense of approximately $1.1 million compared to tax benefit of $0.6 million for the three months ended September 30, 2004. We recognized a tax expense for the three months ended September 30, 2005 due to a deferred tax liability for goodwill. The tax provision for the three months ended September 30, 2004 was based on the projected income tax expense and taxable income for the fiscal year ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES

         A "critical accounting policy" is one that is both important to the portrayal of a company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States of America. All professional accounting standards effective as of September 30, 2005 have been taken into consideration in preparing our consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures including those related to contingent assets and liabilities. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

         Revenue from product sales and manufacturing revenue is recognized upon passage of title and risk of loss to customers. This is generally at the time products are shipped to customers. Provisions for discounts or chargebacks, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Historical data is used for estimating the amount of the reduction in gross sales.

         The majority of our net product sales are to wholesale distributors who resell the products to the end customers. We provide chargeback payments to these distributors based on their sales to members of buying groups at prices determined under a contract between us and the member. Administrative fees are paid to buying groups based on the total amount of purchases by their members. Chargeback amounts are based upon the volume of purchases multiplied by the difference between the wholesaler acquisition cost and the contract price for a product. We estimate the amount of the chargeback that will be paid using historical trends, adjusted for current changes, and record the amounts as a reduction to accounts receivable and a reduction of gross sales when we record the sale of the product. The settlement of the chargebacks generally occurs within three months after the sale to the wholesaler. We regularly analyze the historical chargeback trends and make adjustments to recorded reserves for changes in trends.

         In addition, state agencies, which administer various programs, such as the U.S. Medicaid and Medicare programs, also receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. Medicaid rebates are typically paid within six to nine months after sale. In determining the appropriate accrual amount we consider our historical Medicaid rebate and administration fee payments by product as a percentage of our historical sales as well as any significant changes in sales trend. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the estimated lag time between sale and payment of a rebate and the level of reimbursement by state agencies.

         The following is a summary of reductions of gross sales accrued as of September 30, 2005 and June 30, 2005:

                                              September 30, 2005   June 30, 2005
                                              ------------------   -------------
         Accounts Receivable Reductions:
         Chargebacks                                $5,216             $6,137
         Cash Discounts                                310                265
         Other (including returns)                     819                840
                                                    ------             ------
              Total                                 $6,345             $7,242
                                                    ------             ------

         Accrued Liabilities:
         Medicaid Rebates                           $2,089             $2,604
         Administrative Fees                           321                347
                                                    ------             ------
              Total                                 $2,410             $2,951
                                                    ------             ------

         We have inventory management agreements with three of our major wholesalers. These agreements provide that the wholesalers maintain inventory levels at no more than six selling weeks. During the three months ended September 30, 2005, we decreased our distribution channel estimate to reflect the maximum wholesaler inventory levels. This resulted in an $0.8 million reduction to our chargeback estimates and a favorable effect on operating income for the three months ended September 30, 2005.

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

         Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is not more likely than not that some portion or all of the deferred tax assets will be realized. We believe that it is not more likely than not that our net deferred tax assets will be realized, including our net operating losses from operating activities and stock option exercises, based on future operations. Accordingly, we have recorded a full valuation allowance against our deferred tax assets.

         We assess the carrying value of our cost method investments in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity" and SEC Staff Accounting Bulletin ("SAB") No. 59 "Accounting for Non-current Marketable Equity Securities". The Company evaluates its investments in accordance with EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". An impairment write-down is recorded when a decline in the value of an investment is determined to be other than temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances change.

         In accordance with the provisions of SFAS No. 142 "Goodwill and other Intangible Assets", goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination are not subject to amortization, are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Because our business is in one reporting unit, this determination is made at the entity level and consists of two steps. First, we determine the fair value of our reporting unit and compare it to its carrying amount. Second, if the carrying amount of the reporting unit exceeds the fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations". The residual fair value after this allocation is the implied fair value of our goodwill. Recoverability of amortizable intangible assets is determined by comparing the carrying amount of the asset to the future undiscounted net cash flow to be generated by the asset. The evaluations involve amounts that are based on management's best estimate and judgment. Actual results may differ from these estimates. If recorded values are less than the fair values, no impairment is indicated.

         Effective July 1, 2005, the Company has adopted SFAS 123R. "Share-Based Payment." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. The effect of adoption of SFAS 123R was not material to the quarter ended September 30, 2005. It is expected, however, that the new rules will have a material effect on our consolidated results of operations and earnings per share in future periods.

         Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and recognized over the related vesting or service period.

         Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company's stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any.

         We have elected the modified prospective transition method which requires that compensation costs be recorded, as earned, for all unvested stock options and restricted stock awards outstanding at June 30, 2005. In April and June 2005, the Board of Directors accelerated the vesting of all of the Company's unvested stock options awarded to directors, officers and employees with exercise prices greater than the market value of the Company's common stock on the effective date of the accelerations. This acceleration resulted in our not being required to recognize aggregate compensation expense of approximately $28.0 million over the succeeding 48 months ($2.5 million in the quarter ended September 30, 2005). As of September 30, 2005, there was $1.8 million of total unrecognized compensation cost related to unvested options which is expected to be recognized over a weighted-average period of 45 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

          Our holdings of financial instruments are comprised of equity and debt securities and time deposits. All such instruments are classified as available-for-sale securities. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly.
 We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at September 30, 2005 all of our holdings were in instruments maturing in five years or less.

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2005 (in thousands):

                                                                                                     FAIR
                             2006        2007        2008        2009        2010       TOTAL        VALUE
                           --------    --------    --------    --------    --------    --------    ---------
Fixed Rate Securities      $127,217    $ 40,284    $ 12,061    $  4,000    $ 19,825    $203,387    $ 202,098
Average Interest Rate          1.36%       3.41%       3.26%       3.51%       3.46%       2.13%        --
Variable Rate Securities       --          --          --          --          --          --           --
Average Interest Rate          --          --          --          --          --          --           --
                           --------    --------    --------    --------    --------    --------    ---------
                           $127,217    $ 40,284    $ 12,061    $  4,000    $ 19,825    $203,387    $ 202,098
                           ========    ========    ========    ========    ========    ========    =========

         Our 4.5% convertible subordinated notes in the principal amount of $399.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $353.6 million at September 30, 2005 based on the conversion price. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

ITEM 4.  CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

(B)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended September 30, 2005, we began to implement a remediation plan to enhance our accounting department and policies and procedures to address material weaknesses in our internal control over financial reporting that existed as of June 30, 2005. A detailed description of the material weaknesses is included in Item 9A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2005. A summary of these material weaknesses is as follows:

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

         Our remedial action plan, which we began implementing during the quarterly period ended September 30, 2005, includes:

         o Revising our policies and procedures to provide for an increased level of management oversight and review with respect to accounting for certain agreements with third-parties.

         o Increasing our level of training and education for accounting and finance personnel and revising other policies and procedures to provide for an increased level of management oversight with respect to the computation of our estimated revenue reserves for wholesaler price adjustments.

         o Increasing our level of training, education, and accounting reviews, and when necessary accessing additional accounting and financial personnel, to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards. As indicated in Note 13, Derivative Instruments, the zero cost protection collar derivative instrument matured during the three months ended September 30, 2005. In addition, all accounting matters related to such investments have been resolved.

         Other than the changes related to the remediation plan discussed above, there have been no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is committed to monitoring the improvements made to its internal control over financial reporting to ensure remediation of the material weaknesses that existed as of June 30, 2005.

PART II OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         In September 2005, we entered into an employment agreement with Ivan D. Horak, pursuant to which Dr. Horak was appointed our Executive Vice President and Chief Scientific Officer. The employment agreement will be effective until September 2, 2009, subject to automatic renewal for an additional twenty-four months.

         The agreement provides for a base salary of $425,000 per year and participation in Enzon's bonus plan for management. Under the bonus plan, Dr. Horak will be eligible to receive an annual performance-based cash bonus in an amount between zero and 82.5% of base salary, based on individual and/or corporate factors to be established and determined by the Board of Directors each year. The annual target bonus is equal to 50% of Dr. Horak's base salary. Within five days of the commencement of Dr. Horak's employment, he received a sign-on cash bonus in the amount of $100,000.

         Pursuant to the agreement, Dr. Horak was granted an option under our 2001 Incentive Stock Plan to purchase 200,000 shares of our Common Stock at a per share exercise price of $7.14 (the last reported sale price of our common stock on September 2, 2005). One-quarter of the options will vest on each of the first four anniversaries of the grant. Dr. Horak also received 50,000 shares of restricted Common Stock, 15,000 of which shares will vest on each of the third and fourth anniversaries of the date of grant and the remaining 20,000 shares will vest on the fifth anniversary of the date of grant, provided Dr. Horak remains employed as our Executive Vice President and Chief Scientific Officer on each such date.

         In the event Dr. Horak's employment is terminated without cause (as defined in the employment agreement) by us or terminated by Dr. Horak for good reason (as defined in the employment agreement), Dr. Horak will be entitled to
(i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination; (ii) a cash payment equal to one year of his base salary plus a cash payment equal to the target bonus which would have been payable for the fiscal year which commences immediately following the date of his termination and (iii) a cash payment equal to a prorata portion of his target bonus for the fiscal year during which the termination occurs. In addition, we will reimburse Dr. Horak for any medical and dental coverage available to him and his family for a period of up to 18 months commencing on the date of termination, and all options and shares of restricted stock described above that have not vested at the time of termination will vest immediately upon termination.

         If we experience a change of control (as defined in Dr. Horak's employment agreement) and we terminate Dr. Horak's employment without cause or he terminates his employment for good reason, as defined, within the period commencing 90 days before such change in control and ending one year after the change of control, Dr. Horak will be entitled to (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination; (ii) a cash payment equal to two times the sum of his base salary and target bonus for the fiscal year in which the termination occurs and (iii) a cash payment equal to a prorata portion of his target bonus for the fiscal year during which the termination occurs. In addition, we will reimburse Dr. Horak for any medical and dental coverage available to him and his family for a period of up to 18 months commencing on the date of termination. Further, upon a change of control any of Dr. Horak's options to purchase Common Stock and shares of restricted Common Stock that have been granted to him, but not yet vested, prior to the effective date of the change of control shall vest at such time.

         Dr. Horak's employment agreement requires him to maintain the confidentiality of our proprietary information during the term of his agreement and thereafter. Dr. Horak is precluded from competing with us during the term of his employment agreement and for one year after his employment is terminated.

         In October 2005, Enzon amended its license agreement with Aventis Pharma, Inc. and Aventis Pharmaceuticals, Inc. (together "Aventis"), members of the Sanofi-Aventis Group, for its oncology product, ONCASPAR(R) (pegaspargase). The amended agreement, which will become effective in January 2006, includes a significant reduction in the royalty rate, with no royalty obligation for the first $25.0 million of ONCASPAR sales and a single digit royalty percentage payable to Aventis on those annual sales of ONCASPAR that are in excess of $25.0 million. Previously, Enzon was obligated to pay 25% royalty on all sales of ONCASPAR in the U.S. and Canada. We will pay Aventis an upfront cash payment of $35.0 million in January 2006. Aventis is entitled to receive royalty payments through June 30, 2014, at which time all Enzon royalty obligations will cease. We believe there is a growth opportunity for ONCASPAR and we are committed to investing in programs designed to optimize that potential, including programs that might produce additional intellectual property protection for the product. None of the patents currently owned or licensed to us relate to ONCASPAR.

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------
         3.1      Certificate of Incorporation, as amended (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 and incorporated herein by reference thereto)
         3.2      Amendment to Certificate of Incorporation (previously filed as an exhibit to the Company's Current Report on Form 8-K filed on December 10, 2002 and incorporated herein by reference thereto)
         3.3      By laws, as amended (previously filed as an exhibit to the
                  Company's Current Report on Form 8-K filed with the Commission on May 22, 2002 and incorporated herein by reference thereto)
         4.1      Indenture dated as of June 26, 2001, between the Company and
                  Wilmington Trust Company, as trustee, including the form of 4
                  1/2% Convertible Subordinated Notes due 2008 attached as
                  Exhibit A thereto (previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No.
                  333-67509) filed with the Commission and incorporated herein by reference thereto)
         4.2      Rights Agreement dated May 17, 2002 between the Company and
                  Continental Stock Transfer Trust Company, as rights agent
                  (previously filed as an exhibit to the Company's Form 8-A
                  (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto)
         4.3      First Amendment to Rights Agreement, dated as of February 19,
                  2003 (previously filed as an exhibit to the Company's Form
                  8-A12 G/A (File No. 000-12957) filed with the Commission on
                  February 20, 2003 and incorporated herein by reference thereto)
         10.1     Employment Agreement with Ivan D. Horak, M.D. dated September
                  2, 2005, along with a form of Stock Option Award Agreement and Restricted Stock Unit Award Agreement between the Company and
                  Dr. Horak executed as of September 2, 2005 *
         10.2     Form of Restricted Stock Unit Award Agreement for Independent
                  Directors *
         10.3     Form of Stock Option Award Agreement for options granted to
                  Independent Directors under the 1987 Non-Qualified Stock
                  Option Plan*
         10.4     Form of Stock Option Award Agreement for options granted to
                  Independent Directors under the 2001 Incentive Stock Plan *
         31.1     Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 *
         31.2     Certification of Principal Accounting Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002*
         32.1     Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002 *
         32.2     Certification of Principal Accounting Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002*

         *        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENZON PHARMACEUTICALS, INC.
                                               (Registrant)

Date:  November 9, 2005                 By: /s/ Jeffrey H. Buchalter
                                            ------------------------------------
                                            Jeffrey H. Buchalter
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:  November 9, 2005                 By: /s/ Craig A. Tooman
                                            ------------------------------------
                                            Craig A. Tooman
                                            Executive Vice President, Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)