Form 10-K
period 2005-12-31
ENZON PHARMACEUTICALS  INC
filed 2006-03-03
CIK 727510

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM JULY 1, 2005 TO DECEMBER 31, 2005

      COMMISSION FILE NUMBER:  0-12957

                           ENZON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                           DELAWARE                                                22-2372868
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

       685 ROUTE 202/206, BRIDGEWATER, NEW JERSEY                                 08807
         (Address of principal executive offices)                               (Zip Code)


       Registrant's telephone number, including area code: (908) 541-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $.01 par value; Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

[ ] Large accelerated filer   [X] Accelerated filer   [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $283,014,000 as of June 30, 2005, based upon the closing sale price on the $6.48 reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such shares may be deemed to be affiliate shares. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 43,791,854 shares of the registrant's common stock issued and outstanding as of March 1, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 18, 2006, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Transition Report on Form 10-K.

                           ENZON PHARMACEUTICALS, INC.

                         TRANSITION REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
                                     PART I
Item 1.    Business                                                                                     5
Item 1A.   Risk Factors                                                                                30
Item 1B.   Unresolved Staff Comments                                                                   44
Item 2.    Properties                                                                                  44
Item 3.    Legal Proceedings                                                                           44
Item 4.    Submission of Matters to a Vote of Security Holders                                         45

                                     PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer
           Purchases of Equity Securities                                                              46
Item 6.    Selected Financial Data                                                                     48
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations       49
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                  70
Item 8.    Financial Statements and Supplementary Data                                                 71
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure        71
Item 9A.   Controls and Procedures                                                                     71
Item 9B.   Other Information                                                                           74

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                          75
Item 11.   Executive Compensation                                                                      75
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters                                                                         75
Item 13.   Certain Relationships and Related Transactions                                              75
Item 14.   Principal Accountant Fees and Services                                                      75

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules                                                     76


         ABELCET(R), ADAGEN(R), ONCASPAR(R), and SCA(R) are our registered trademarks. Other trademarks and trade names used in this Transition Report are the property of their respective owners.

         This Transition Report contains forward-looking statements, which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should", "potential" or "anticipates" or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Item 1A. Risk Factors constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. All information in this Transition Report on Form 10-K is as of March 3, 2006. The Company undertakes no obligation to update this information to reflect events after the date of this report.

         We maintain a website at www.enzon.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Enzon and its management, career opportunities, financial results and press releases. Copies of our most recent Annual and Transition Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 908-541-8777, through an e-mail request to investor@enzon.com, through the SEC's website by clicking the SEC Filings link from the Investors' Info page on our website at www.enzon.com or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Transition Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a technology-based, product-driven biopharmaceutical company that is dedicated to the development, manufacture, and commercialization of pharmaceutical products for patients with cancer and other life-threatening diseases. Our primary clinical development and commercial focus is on internally developed or acquired products for oncology and adjacent therapeutic areas where there are serious unmet medical needs. We currently sell ABELCET(R), ADAGEN(R), ONCASPAR(R), and DEPOCYT(R) in the United States and Canada in our Products segment. We also leverage our scientific expertise in designing improved versions of pharmaceuticals to obtain commercialization rights to products discovered by others. We currently receive royalties in our Royalties segment on sales of a number of products that utilize our proprietary PEGylation platform, including PEG-INTRON(R), marketed by Schering-Plough Corporation, and MACUGEN(R), marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. In addition, we utilize contract manufacturing opportunities to broaden our revenue base and enhance our organizational productivity. Presently, we manufacture three injectable pharmaceutical products for our partners in our Contract Manufacturing segment.

STRATEGY

         Since December 2004, a new executive management team has been formed and a number of new board members have been appointed. During 2005, our new leadership developed a comprehensive long-term plan designed to strengthen our business, build sustainable value, and attain our goal of becoming a premier, growth-oriented, fully-integrated biopharmaceutical company with a high-quality franchise in cancer and adjacent diseases. To this end, we are executing a strategy that focuses on the following three phases of corporate priorities for the next several years: (i) investing in our extensive infrastructure that spans research, development, manufacturing, and sales and marketing, (ii) improving our organizational efficiencies, and (iii) generating growth on a sustainable basis as a recognized leader in oncology and adjacent therapeutic areas.

         Our strategy revolves around the following key imperatives:

         Growing our top line and investing in our commercial operations. We are placing a significant effort behind improving our top line performance. We are investing in new growth opportunities to optimize our marketed brands and broaden their commercial potential. These initiatives include effective market research, lifecycle management plans, post-marketing clinical programs, and other new programs to differentiate and extend the utility of our products.

         Focusing on innovation. We are cultivating a renewed organizational commitment to innovation by (i) investing in our technological base,
         (ii) growing our intellectual property estate, and (iii) building a novel research and development pipeline of projects that are strategically focused with promising pathways to regulatory approval. Our approach is straightforward; we are committed to making targeted disciplined investments in areas where we believe we can make a unique contribution and achieve differentiation. For instance, we have extensive know-how and a demonstrated track record in PEGylation, including our next-generation releasable linker platform. PEG is a proven means of enabling or enhancing the performance of pharmaceuticals with delivery limitations. We are committed to further evolving the potential of this technology and bringing new PEG product development opportunities forward, both through proprietary and externally-sourced programs.

         Maximizing the return on our asset base. Over the past year, we have added significant experience and talent throughout our business and strengthened our comprehensive infrastructure. Our management team has extensive experience in the pharmaceutical industry, particularly in the development and commercialization of oncology products. In addition, our PEGylation platform has broad clinical utility in a wide array of therapeutic areas and our manufacturing facility has the capability of formulating complex injectable pharmaceutical products. We are focused on leveraging these internal resources and infrastructure as a means of broadening our revenue base, improving our operational efficiencies, and generating sustained growth.

         Maintaining a high-performance, value-focused corporate culture. We recognize that the successful execution of our long-term plan begins with ensuring that our employees understand the stated goals of the organization and are held accountable for making meaningful contributions to our corporate results. We are cultivating a performance-driven culture and placing an increased emphasis on measuring and rewarding performance against individual, department, and corporate goals.

         During 2005, we put a number of key initiatives in place to advance these priorities, including:

               o To further our goal of establishing a successful franchise of cancer therapeutics, we are designing a number of new programs to optimize the value of our currently marketed cancer products, ONCASPAR and DEPOCYT. Several recent achievements for ONCASPAR include: (i) the reduction of the royalty we pay to Sanofi-Aventis, (ii) the expansion of the label to include intravenous administration, and (iii) the filing of a supplemental biologics license application seeking approval to expand ONCASPAR's label to include the first-line treatment of patients with acute lymphoblastic leukemia (ALL).

               o We designed a number of new sales and marketing programs to begin addressing the competitive challenges that are facing our intravenous antifungal product ABELCET, including: (i) redefining core markets where we believe there is a strong clinical rationale for ABELCET, (ii) targeting institutions that offer the opportunity for sales growth, and (iii) retraining, refocusing, and realigning our sales force. We are also enhancing our field force support systems by, for example, improving our methods of data management and distribution, and supporting investigator-sponsored clinical trials.

               o We have implemented a more stringent review process for our research and development programs in order to redirect our investments to only those projects that are strategically aligned with our business objectives. During 2005, we conducted a rigorous review of our research and development programs and discontinued a number of projects that we concluded did not meet our criteria for continued development.

               o We began rebuilding our research and development pipeline with our September 2005 acquisition of the exclusive worldwide rights, excluding the Nordic countries, to recombinant human Mannose-Binding Lectin (rhMBL) from NatImmune A/S, a Danish biotechnology company. Mannose-Binding Lectin is a naturally occurring human plasma protein that plays a key role in the immune system's first-line defense against infections. This program represents a promising clinical development opportunity for MBL-deficient patients who are susceptible to serious infections, such as patients with cancer undergoing chemotherapy.

               o Lifecycle management is being deployed as a critical organizational practice with plans underway for all of our marketed brands. We believe lifecycle management is an essential tool for building sustainability and maximizing value for our products. For instance, beginning in 2005 we began evaluating several new means of driving sustainable commercial success for our marketed products, including new therapeutic areas, modes of administration, and delivery mechanisms. Our management has aligned all of our core functions, from research through commercialization, on maximizing the value of our products through integrated lifecycle management programs.

               o We are reviewing our contract manufacturing business to identify opportunities to (i) foster new contract manufacturing partnerships, (ii) enhance our current processes, (iii) broaden our manufacturing expertise and infrastructure, and (iv) expand the utilization of our finish and fill capabilities for our currently marketed brands.

OVERVIEW OF BUSINESS AND SEGMENT INFORMATION

         Through the quarter ended September 30, 2005, we managed our business as one single reporting unit. During the quarter ended December 31, 2005, we began managing our operations through the following three business segments:
Products, Royalties, and Contract Manufacturing.

     PRODUCTS

         Our Products segment manufactures, markets and sells pharmaceutical products for patients with cancer and other life-threatening diseases. We have developed or acquired four therapeutic products that we currently market. We market these products through our specialized U.S. sales force that calls upon specialists in oncology, hematology, and other critical care disciplines. Our four proprietary marketed brands are ABELCET, ADAGEN, ONCASPAR, and DEPOCYT.

         ABELCET (amphotericin B lipid complex injection), is a lipid complex formulation of amphotericin B used primarily in the hospital to treat immuno-compromised patients, such as patients undergoing cancer treatment or receiving bone marrow transplantation, with invasive fungal infections. ABELCET is indicated for the treatment of invasive systemic fungal infections in patients who are intolerant of conventional amphotericin B therapy or for whom conventional amphotericin B therapy has failed. ABELCET provides patients with the broad-spectrum efficacy of conventional amphotericin B, while causing significantly lower kidney toxicity than conventional amphotericin B. ADAGEN (pegademase bovine injection), our first internally developed PEG-enhanced product, is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of the adenosine deaminase enzyme (ADA). ONCASPAR (pegaspargase), which we also developed, is a PEGylated version of a naturally occurring enzyme called L-asparaginase. ONCASPAR is currently approved in a number of countries, including the U.S., Russia and Germany, and is used in conjunction with other chemotherapeutics to treat patients with ALL who are hypersensitive or allergic to native or unmodified forms of L-asparaginase. DEPOCYT (cytarabine liposome injection) is an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis.

         We manufacture ABELCET, ADAGEN, and ONCASPAR in our two U.S. facilities. DEPOCYT is manufactured by SkyePharma PLC.

     ROYALTIES

         An important source of our revenue is derived from royalties that we receive on sales of marketed products that utilize our proprietary technology. Currently, we are receiving royalties from a number of marketed products that are successfully utilizing our proprietary PEGylation platform, namely PEG-INTRON, PEGASYS, and MACUGEN, with PEG-INTRON being the largest source of our royalty income. PEG-INTRON (peginterferon alfa-2b) is a PEG-enhanced version of Schering-Plough's alpha interferon product, INTRON(R) A, which is used both as a monotherapy and in combination with REBETOL(R) (ribavirin) capsules for the treatment of chronic hepatitis C. Under our license agreement with Schering-Plough, Schering-Plough holds an exclusive worldwide license to PEG-INTRON. We have received milestone payments, and we continue to receive royalties on Schering-Plough's worldwide sales of PEG-INTRON. Schering-Plough is responsible for all manufacturing, marketing, and development activities for PEG-INTRON. We designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy, as compared to INTRON A. PEG-INTRON is marketed worldwide by Schering-Plough and its affiliates. In December 2004, Schering-Plough's subsidiary, Schering-Plough K.K., launched PEG-INTRON and REBETOL combination therapy in Japan. Currently, PEG-INTRON and REBETOL is the only PEGylated interferon-based combination therapy available in Japan, where an estimated one to two million persons are chronically infected with hepatitis C. In September 2005, Hoffman-La Roche reported that it received fast-track review in Japan for its competing PEGylated interferon-based combination therapy with approval expected in the third quarter of calendar 2006. PEG-INTRON is being evaluated for use as long-term maintenance monotherapy in cirrhotic patients who have failed previous treatment (COPILOT study). Schering-Plough is also evaluating PEG-INTRON in combination with REBETOL as a treatment for hepatitis C patients who did not respond to or had relapsed following previous interferon-based therapy. In January 2006, Schering-Plough announced that it was initiating a large multinational clinical trial, the ENDURE study, to evaluate the use of low-dose PEG-INTRON maintenance monotherapy in preventing or delaying hepatitis disease progression. Finally, PEG-INTRON is being evaluated in several investigator-sponsored trials as a potential treatment for various cancers, including a Phase 3 study for high risk malignant melanoma and several earlier stage clinical trials for other oncology indications.

         We out-license our proprietary PEG and single chain antibody or SCA, technologies on our own and through partnerships with Nektar Therapeutics, Inc. (Nektar) and Micromet AG (Micromet). Under our 2002 agreement with Nektar, Nektar has the lead role in granting sublicenses for certain of our PEG patents and we receive a share of revenues or profits on sales of any approved product for which a sublicense has been granted. We have the right to use or grant licenses to all of our PEG technology for our own proprietary products or those we may develop with co-commercialization partners. Nektar has notified us of four third-party products for which it has granted sublicenses to our PEG technology, Hoffmann-La Roche's PEGASYS, OSI Pharmaceuticals' (OSI) MACUGEN(R) (pegaptanib sodium injection), CIMZIA (formerly CDP870), owned by UCB, a Belgium-based biopharmaceutical company, and an undisclosed product of Pfizer's that is in early-stage clinical development. PEGASYS is currently being marketed for the treatment of hepatitis C and MACUGEN is currently being marketed through a collaboration between OSI and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. CIMZIA, an anti-TNF-alphaPEGylated antibody fragment, has been submitted to the FDA for regulatory approval for Crohn's disease, and is currently in Phase 3 clinical trials for the treatment of rheumatoid arthritis.

     We receive a royalty from Medac, a private company based in Germany, on sales of ONCASPAR KH recorded by Medac.

     CONTRACT MANUFACTURING

         We utilize a portion of our excess manufacturing capacity to provide contract manufacturing services for a number of injectable products. Currently, we manufacture ABELCET for export and MYOCET for Zeneus Pharma Ltd. (Zeneus), which in December 2005 became a subsidiary of Cephalon, Inc., and the injectable multivitamin MVI(R) for Mayne Group Limited (Mayne) at our facility in Indianapolis, Indiana. In the manufacture of these products, we utilize complex manufacturing processes, such as single- and dual-chamber vial filling and lipid complex formulations.

         We are currently focusing on our contract manufacturing business as a means of further leveraging our manufacturing expertise and improving our overall profit margins.

         Additional information regarding our measurement of segment revenues, profits or losses, segment assets, factors used to identify reportable segments, and other information required by Item 1 of Form 10-K are included in Note 21, Business and Geographical Segments, in the Notes to the Consolidated Financial Statements.

PRODUCTS

         We have developed or acquired four pharmaceutical products (ABELCET, ADAGEN, ONCASPAR and DEPOCYT) that we currently sell in the United States and Canada through our specialized sales team. Since December 2004, our new executive management team has been placing a significant focus on attempting to improve our revenues by supporting our four marketed brands and enhancing their market potential through new initiatives, including investing in new sales and marketing activities such as lifecycle management programs to optimize the commercial value of our products.

     ABELCET

         ABELCET is a lipid complex formulation of amphotericin B used primarily in the hospital to treat immuno-compromised patients with invasive fungal infections. It is indicated for the treatment of invasive fungal infections in patients who are intolerant of conventional amphotericin B therapy or for whom conventional amphotericin B therapy has failed. ABELCET provides patients with the broad-spectrum efficacy of conventional amphotericin B, while providing significantly lower kidney toxicity than amphotericin B.

         We acquired the U.S. and Canadian rights to ABELCET from Elan Pharmaceuticals PLC (Elan) in November 2002 for $360.0 million, plus acquisition costs. As part of the acquisition, we also acquired the operating assets associated with the development, manufacture, sales and marketing of ABELCET in the U.S. and Canada, including a 56,000 square foot manufacturing facility in Indianapolis, Indiana. In addition to U.S. and Canada distribution rights, we also acquired the rights to develop and commercialize the product in Japan.

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

         Over the past 20 years, there has been an increase in severe fungal infections largely as a result of advances in medical treatment, such as increasingly aggressive chemotherapy procedures, advances in organ and bone marrow transplantation procedures, and an increase in the population of immuno-compromised patients, namely organ transplant patients, patients with cancer undergoing chemotherapy, and patients with HIV/AIDS. Immuno-compromised patients are at risk from a variety of fungal infections that are normally combated by an individual's healthy immune system. For these patients, such infections represent a major mortality risk.

         Amphotericin B, the active ingredient in ABELCET, is a broad-spectrum polyene antifungal agent that is believed to act by penetrating the cell wall of a fungus, thereby killing it. In its conventional form, amphotericin B is particularly toxic to the kidneys, an adverse effect that often restricts the amount of the drug that can be administered to a patient. While still exhibiting residual nephrotoxicity, ABELCET is able to deliver therapeutic levels of amphotericin B while significantly reducing the kidney toxicity associated with the conventional drug.

         Since 2004, we have been experiencing increasingly competitive market conditions for ABELCET, primarily due to the introduction of newer antifungal agents. In 2005, our new leadership team began placing a significant effort behind better supporting this product and addressing the competitive challenges we are facing through numerous data-driven initiatives designed to stabilize sales of ABELCET and ultimately establish a foundation for growth. Key examples include: (i) identifying new ways to take advantage of ABELCET's strong product attributes and differentiating it from the competition, such as driving new data by supporting investigator-sponsored trials; (ii) redefining core market segments where there is a strong clinical rationale for ABECLET; (iii) retraining and refocusing our field force with new support systems, including new resources demonstrating the clinical advantages of ABELCET; (iv) identifying and focusing on target institutions that offer opportunities for sales growth; and (v) investing in activities designed to optimize the lifecycle management of ABELCET.

     ADAGEN

         ADAGEN is used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of ADA. We received U.S. marketing approval from the U.S. Food and Drug Administration (FDA) for ADAGEN in March 1990. ADAGEN represents the first successful application of enzyme replacement therapy for an inherited disease. SCID results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Currently, the only alternative to ADAGEN treatment is a well-matched bone marrow transplant. Injections of unmodified ADA are not effective because of its short circulating life (less than 30 minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

         We are required to maintain a permit from the U.S. Department of Agriculture (USDA) in order to import ADA. This permit must be renewed on an annual basis. As of October 4, 2005, the USDA issued a permit to us to import ADA through October 4, 2006.

         We are marketing ADAGEN on a worldwide basis. We utilize independent distributors in certain territories including the U.S., Europe and Australia. Currently, approximately 90 patients in 16 countries are receiving ADAGEN therapy. We believe some newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for ADAGEN on new patient identification.

    ONCASPAR

         ONCASPAR is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase derived from E. coli. It is currently approved in a number of countries, including the U.S., Russia, and Germany. ONCASPAR is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia who are hypersensitive or allergic to native, i.e., unmodified, forms of L-asparaginase. We developed ONCASPAR internally and received U.S. marketing approval from the FDA for ONCASPAR in February 1994. We licensed rights to ONCASPAR for North America and most of the Asia/Pacific region to Rhone Poulenc Rorer, now part of Sanofi-Aventis. In June 2002, we licensed back those rights from Sanofi-Aventis.

         L-asparaginase is an enzyme that depletes the amino acid asparagine, which certain leukemic cells are dependent upon for survival. Other companies market unmodified L-asparaginase in the U.S. for the treatment of pediatric acute lymphoblastic leukemia and in Europe to treat adult acute lymphoblastic leukemia, non-Hodgkin's lymphoma, and pediatric acute lymphoblastic leukemia. The therapeutic value of unmodified L-asparaginase is limited by its short half-life, which requires every-other-day injections, and its propensity to cause a high incidence of allergic reactions. We believe that ONCASPAR offers significant therapeutic advantages over unmodified L-asparaginase, namely a significantly increased half-life in blood, allowing every-other-week administration, and fewer allergic reactions.

         In October 2005, we amended our license agreement with Sanofi-Aventis for ONCASPAR. The amendment became effective in January 2006 and includes a significant reduction in our royalty rate, with a single-digit royalty percentage now payable by us only on those aggregate annual sales of ONCASPAR in the U.S. and Canada that are in excess of $25.0 million. Previously, we were obligated to pay a 25% royalty on all sales of ONCASPAR in the U.S. and Canada. Under the amended agreement we made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. We are obligated to make royalty payments through June 30, 2014, at which time all of our royalty obligations will cease.

         Since December 2004, we have been focusing on a number of new clinical initiatives designed to potentially expand the ONCASPAR label beyond its current indications. Several key initiatives are summarized below.

         In November 2005, we received approval from the FDA for a labeling change for ONCASPAR allowing for administration via the intravenous route. Intravenous administration provides clinicians with a treatment option that will potentially reduce the number of injections for pediatric cancer patients who require ONCASPAR in their treatment regimen. Previously, ONCASPAR's administration was limited to intramuscular administration, which involves injecting the drug directly into the muscle and is often painful to patients.

         In November 2005, the FDA also accepted our supplemental biologics license application (sBLA) seeking approval for ONCASPAR as a first-line therapy for the treatment of patients with acute lymphoblastic leukemia. We are supporting the sBLA based on data from two randomized studies conducted by the Children's Cancer Group (CCG), CCG-1962 and CCG-1991.

         CCG-1962 is a randomized controlled study comparing ONCASPAR to native L-asparaginase (Elspar(R)) for the first-line treatment of pediatric acute lymphoblastic leukemia patients. The observed advantages of ONCASPAR versus native L-asparaginase in CCG-1962 included a lower incidence of neutralizing antibodies, more rapid clearance of lymphoblasts from the bone marrow, and a more convenient dosing schedule. We are using the data from CCG-1962 to support our sBLA for ONCASPAR with efficacy data from 118 patients. The CCG-1962 study was published in the March 2002 issue of Blood, a publication of the American Society of Hematology.

         The observed advantages of ONCASPAR in the CCG-1962 study led to the use of ONCASPAR in a subsequent study, CCG-1991. CCG-1991 is a multi-arm study using ONCASPAR in the first-line setting. We are using the interim results from CCG-1991 to support our sBLA for ONCASPAR with safety data from over 2,000 patients. We anticipate that the FDA will take action on our sBLA for ONCASPAR during the third quarter of 2006.

    DEPOCYT

         DEPOCYT is an injectable chemotherapeutic agent approved for the treatment of patients with lymphomatous meningitis. It is a sustained release formulation of the chemotherapeutic agent, cytarabine or Ara-C. DEPOCYT gradually releases cytarabine into the cerebral spinal fluid (CSF) resulting in a significantly extended half-life, prolonging the exposure to the therapy and allowing for more uniform CSF distribution. This extends the dosing interval to once every two weeks, as compared to the standard twice-weekly intrathecal chemotherapy dosing of cytarabine. We acquired the U.S. and Canadian rights to DEPOCYT from SkyePharma in December 2002.

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

         In a randomized, multi-center trial of patients with lymphomatous meningitis, treated either with 50 mg of DEPOCYT administered every 2 weeks or standard intrathecal chemotherapy administered twice a week, DEPOCYT achieved a complete response rate of 41% compared with a complete response rate of 6% for unencapsulated cytarabine. In this study, complete response was prospectively defined as (i) conversion of positive to negative CSF cytology and (ii) the absence of neurologic progression. DEPOCYT also demonstrated an increase in the time to neurologic progression of 78.5 days for DEPOCYT versus 42 days for unencapsulated cytarabine; however, there are no controlled trials that demonstrate a clinical benefit resulting from this treatment, such as improvement in disease-related symptoms, increased time to disease progression or increased survival.

         We are currently designing new sales and marketing programs to enhance the commercial value of DEPOCYT by expanding awareness of the symptoms and benefits of treating lymphomatous meningitis, and marketing programs that focus on the positive product attributes of DEPOCYT as compared to unencapsulated cytarabine. We are also examining the potential role of DEPOCYT in other cancers that can spread to the central nervous system.

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

SALES AND MARKETING

         We have a sales and marketing team that includes a hospital-based sales force that markets ABELCET and a specialty oncology sales force that markets ONCASPAR and DEPOCYT in the United States. We have provided exclusive marketing rights to Schering-Plough for PEG-INTRON worldwide and to Medac for ONCASPAR in most of Europe and parts of Asia. Our marketing strategies do not incorporate the use of any significant direct-to-consumer advertising.

         ABELCET is utilized in the U.S. and Canada by hospitals, clinics and alternate care sites that treat patients with invasive fungal infections, and is sold primarily to drug wholesalers who, in turn, sell the product to hospitals and certain other third parties. We maintain contracts with a majority of our customers which allows those customers to purchase product directly from wholesalers and receive the contracted price generally based on annual purchase volumes.

         We market ONCASPAR and DEPOCYT in United States through our specialty oncology sales force to hospital oncology centers, oncology clinics, and oncology physicians.

         We market ADAGEN on a worldwide basis. We utilize independent distributors or specialty pharmacies in certain territories, including the U.S., Europe and Australia.

MANUFACTURING AND RAW MATERIALS

         In the manufacture of ABELCET, we combine amphotericin B with DMPC and DMPG (two lipid materials) to produce an injectable lipid complex formulation of amphotericin B. We currently have two suppliers of amphotericin B, however our primary supplier has notified us that it is terminating its supply agreement with us as of March 1, 2006. We also have two suppliers of the lipid materials, neither of which is under a long term supply agreement. We believe that the current levels of inventory of amphotericin B and lipid materials that we maintain, coupled with having an alternative supplier of each material, should provide us with sufficient time to find alternative suppliers if necessary.

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

         We have historically purchased unmodified L-asparaginase for the manufacture of ONCASPAR for the U.S. and Canada market from Merck. Currently, we have a supply agreement with Merck which, absent an amendment, will conclude on December 31, 2006. In January 2006, Merck informed us that it had sold certain assets to Ovation Pharmaceuticals, Inc., including the supply agreement. It is our understanding that, under that transaction, Merck will continue to manufacture L-asparaginase on a contract basis for Ovation.

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

         The FDA and the Medicines and Healthcare products Regulatory Agency or MHRA, the government agency responsible for medicines and medical devices in the United Kingdom, have, in the past, conducted follow-up inspections as well as routine inspections of our manufacturing facilities related to ABELCET, ONCASPAR and ADAGEN. Following certain of these inspections, the FDA has issued Form 483 reports citing deviations from cGMP. We received the most recent Form 483 reports in January 2006 for our New Jersey facility and in August 2005 for our Indianapolis facility. We have or are in the process of responding to such reports with corrective action plans.

RESEARCH AND DEVELOPMENT

         Our internal pharmaceutical drug development programs focus on the development of novel compounds for the treatment of cancer and adjacent therapeutic areas where there is an unmet medical need. We are building a proprietary research and development pipeline both through the application of our proprietary technologies and through strategic agreements that provide access to promising product development opportunities within our therapeutic focus. We offer potential partners substantial know-how in the area of PEGylation and an experienced management team with extensive experience in researching, developing, marketing and selling pharmaceutical products, particularly for the treatment of cancer.

         Our PEGylation technology, particularly our next-generation PEGylation platform that utilizes releasable linkers, may also be applied to therapeutic areas outside of oncology, and our research and development activities may yield data that is supportive of developing our proprietary compounds in certain non-oncology applications. Our strategy is to be opportunistic in exploring these therapeutic areas in a disciplined manner as a means of forming strategic alliances and enhancing the potential commercial value of our product pipeline.

         We believe by complementing our internal research and development efforts with a disciplined strategy of entering into collaborative relationships we will build a valuable pipeline of diversified pharmaceuticals to drive sustainable revenue growth.

         To date, our primary sources of new clinical products have been our internal research and development activities and the licensing of compounds from third parties. Our internal research and development activities focus on applying our proprietary technologies, namely our PEGylation expertise, to internal product candidates, and developing products accessed through the execution of agreements, such as our agreement with NatImmune A/S, a Danish biotech company, for the exclusive worldwide rights, excluding the Nordic countries, to develop, manufacture, market and sell recombinant human Mannose-binding Lectin (rhMBL). Mannose-binding Lectin (MBL) is a naturally occurring human plasma protein that plays a key role in the immune system's first-line defense against infections.

         Our research and development organization is investigating a number of new clinical programs to better support our marketed brands and advance our objectives of building sustainability and maximizing the value of our assets. For instance, we are currently planning a number of new clinical development programs to expand the ONCASPAR labeling beyond its currently approved indication, ALL. Similarly, we are also evaluating new clinical programs to support our other marketed products. To date, our research and development activities and related spending in support of our existing products has been limited.

         Research and development expenses for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004, and 2003 were approximately $14.0 million, $37.0 million, $34.8 million, and $21.0 million, respectively. In addition, we recognized charges of $10.0 million and $12.0 million for acquired in-process research and development associated with acquisition of rights to rhMBL (see below) and MARQIBO in the six months ended December 31, 2005 and the year ended June 30, 2004, respectively. Our research and development activities during the six months ended December 31, 2005 concentrated primarily on various preclinical and clinical activities, including increased costs related to a research collaboration with Micromet AG and decreased costs related to discontinuance of further development of MARQIBO. In October 2005, we discontinued our research collaboration with Micromet AG for antibody-based therapeutics for the treatment of inflammatory and autoimmune diseases, and in January 2006 we returned our rights to ATG-Fresenius S, a polyclonal antibody preparation used in solid organ transplantation, to Fresenius Biotech GmbH, a subsidiary of the health care company Fresenius AG. We discontinued these programs as a result of our ongoing efforts to redirect our research and development investments to projects strategically aligned with our business objectives, including an increasing focus on cancer and adjacent therapeutic areas.

PROPRIETARY PRODUCTS IN DEVELOPMENT

     RECOMBINANT HUMAN MANNOSE-BINDING LECTIN

         In September 2005 we acquired the exclusive worldwide rights, excluding the Nordic countries, to rhMBL, a protein therapeutic being developed for the prevention and treatment of severe infections in individuals with deficient levels of MBL. MBL binds to a wide range of invading organisms including bacteria, fungi, viruses, and parasites and activates the lectin pathway of the complement system, an important defense mechanism of the immune system. Numerous studies have found a strong correlation between MBL deficiency and an increased susceptibility to infections in patients with a suppressed immune system, such as cancer patients undergoing treatment with chemotherapy. A number of publications have highlighted a strong correlation between MBL levels and the morbidity associated with severe infections. These studies were in a broad spectrum of diseases, including cancer and immuno-compromised disorders in both adult and pediatric populations.

         In December 2004, NatImmune completed Phase 1 clinical trials that evaluated the safety and pharmacokinetic profile of single- and multi-dose intravenous administration of rhMBL in 28 MBL-deficient volunteers. Results from the Phase 1 trials demonstrated that rhMBL replacement therapy is safe and has an attractive pharmacokinetic profile. NatImmune has also completed a prospective correlation study of 255 hematological cancer patients that documented that MBL-deficient patients have a significantly higher risk of severe infections following chemotherapy compared to patients with sufficient MBL levels.

         Given the broad therapeutic potential of rhMBL, we are evaluating several potential lead indications for this compound and are currently developing a plan for clinical development and hope to file an Investigational New Drug Application (IND) with the FDA during 2006.

     ONCASPAR

         We are currently exploring the potential expansion of ONCASPAR within the acute lymphoblastic leukemia setting, as well as in additional cancers where the L-asparaginase enzyme may play a role. For instance, there are a number of preclinical studies indicating that asparagine depletion may play an important role in treating other cancers, including pancreatic, ovarian, head and neck, and certain sub-types of non-Hodgkin's lymphoma. A number of new clinical initiatives exploring asparagine's role in these additional cancers are being evaluated.

     OTHER RESEARCH AND DEVELOPMENT PROGRAMS

         We are conducting preclinical studies with respect to a number of PEG-enhanced compounds while simultaneously seeking new opportunities to apply our PEG technology to develop and commercialize improved versions of therapeutics of known efficacy that lack the features of a useful or effective therapeutic. Our proprietary PEG platform has broad applicability to a variety of macromolecules or biologic therapeutics, including proteins, peptides, enzymes, and oligonucleotides, as well as small molecules.

     DISCONTINUED RESEARCH AND DEVELOPMENT PROGRAMS

         During 2005, our new management conducted a detailed strategic analysis of our research and development programs in order to redirect our research and development investments to programs that were strategically aligned with the objectives of our business, including an increasing focus on cancer and adjacent therapeutic areas. Accordingly, we have implemented more stringent internal review criteria and since July 1, 2005, we discontinued a number of research and development programs that did not meet our standard for continued investment.

         In January 2006, we returned our rights to ATG-Fresenius S to Fresenius Biotech GmbH, a subsidiary of the health care company Fresenius AG. ATG-Fresenius S is a polyclonal antibody preparation used for T-lymphocyte suppression to prevent organ graft rejection in organ transplant patients.

         In November 2005, we agreed with Micromet to end our collaboration to identify and develop antibody-based therapeutics for the treatment of inflammatory and autoimmune diseases. The termination of our research collaboration with Micromet did not affect our other agreements with Micromet including a cross-license agreement and a marketing agreement under which Micromet is the exclusive marketer of the two companies' combined intellectual property estate in the field of single-chain antibody technology.

         We discontinued our product development collaboration with the National Institutes of Health for the recombinant immunotoxin SS1P in September 2005 and our joint product development with Nektar, under which we were jointly developing inhaled leuprolide acetate and evaluating other potential projects for development using Nektar's pulmonary delivery technologies in August 2005.

ROYALTY-BASED PRODUCTS IN DEVELOPMENT

     PEG PRODUCTS IN DEVELOPMENT

         In January 2002, we entered into a PEG technology licensing agreement with Nektar under which we granted Nektar the right to grant sub-licenses for a portion of our PEG technology to third parties for which we receive or will receive a royalty or a share of Nektar's profits for any products that utilize our patented PEG technology. We retain all rights to use and sub-license all of our PEG technology for our own proprietary products and/or those we may develop with co-commercialization partners.

     CIMZIA(TM) (CERTOLIZUMAB PEGOL, CDP870)

         Nektar currently has a licensing agreement for CIMZIA(TM) (certolizumab pegol, CDP870), a PEGylated anti-TNF alpha antibody fragment, with UCB Pharma. On March 2, 2006, UCB announced that it submitted a request for regulatory approval for CIMZIA for the treatment of Crohn's disease, a chronic digestive disorder of the intestines that is sometimes referred to as inflammatory bowel disease, to the FDA, and that it plans to request authorization for marketing of the drug from the European Union regulatory authorities in a matter of weeks. CIMZIA is also in Phase 3 clinical testing for rheumatoid arthritis. In July 2005, UCB announced positive results for two pivotal Phase 3 trials (PRECISE 1 and 2) of CIMZIA in the induction and maintenance of clinical response in moderate to severe active Crohn's disease. Under our agreement with Nektar, we will share a portion of Nektar's royalties on CIMZIA if the product is commercialized.

     SCA PRODUCTS IN DEVELOPMENT

         We have a marketing agreement with Micromet under which Micromet is the exclusive marketer of the two companies' combined intellectual property estate in the field of single-chain antibody, or SCA, technology. Under the marketing agreement, we share equally in any revenues resulting from Micromet's licensing activities. Since the start of this agreement in 2002, Micromet has granted numerous non-exclusive research licenses on behalf of the partnership. There are currently eleven active licenses, and any resulting revenues from those licenses will be shared between Enzon and Micromet.

         In addition, prior to our collaboration with Micromet, we granted SCA licenses to several companies, including Alexion Pharmaceuticals (Alexion). Alexion's pexelizumab is an SCA directed against complement protein C5, which is a component of the body's normal defense against foreign pathogens. Alexion conducted two Phase 3 clinical trials investigating pexelizumab for the reduction of myocardial infarction (heart attack) and death following cardiopulmonary bypass graft surgery (CABG). In November 2005, Alexion reported results from its second Phase 3 clinical trial examining the effect of pexelizumab in approximately 4,250 patients undergoing CABG surgery with or without concomitant valve surgery during cardiopulmonary bypass (PRIMO-CABG2). The results showed that while pexelizumab reduced the primary endpoint, it did not meet the pre-specified threshold for statistical significance. The primary endpoint for the PRIMO-CABG2 trial was the combined incidence of nonfatal myocardial infarction (heart attack) or death through 30 days following CABG surgery in moderate-to-high risk patients. Alexion reported that the results of PRIMO-CABG2 do not support the further investment and evaluation of pexelizumab in CABG patients and are unlikely to support marketing approval for this indication by the FDA.

         On February 3, 2006, Alexion reported that it is finalizing its second international pivotal Phase 3 study of pexelizumab, the APEX-AMI trial, which is investigating the benefits of using pexelizumab in patients experiencing a heart attack who are treated with primary percutaneous coronary intervention or angioplasty. The APEX-AMI trial is expected to enroll approximately 5,000 patients. The trial is expected to complete enrollment near the beginning of March 2006.

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

         Specific advantages of PEG include: (i) increased efficacy, (ii) reduced dosing frequency, (iii) reduced toxicity and immunogenicity, (iv) increased drug stability, and (v) enhanced drug solubility. In addition, our PEG platform is further distinguished by (i) demonstrated safety and tolerability,
(ii) established clinical and commercial benefits, (iii) broad applicability to a variety of macromolecules or biologic therapeutics, including proteins, peptides, enzymes, and oligonucleotides, as well as small molecules, and (iv) proven commercial scale-up capability.

         Over the past 25 years, we have accumulated significant expertise and intellectual property in the methods by which we attach PEG to a compound, such as the selection of the appropriate site on the compound to attach PEG and the type of PEG linker to produce the desired result for the particular therapeutic we are modifying. Our proprietary PEGylation expertise includes linker chemistries that are designed to incorporate a stable chemical bond between the native molecule and the PEG. For many years, our stable linker chemistries have been successfully utilized to enhance the therapeutic utility of the five marketed products that incorporate our PEG platform, ADAGEN, ONCASPAR, PEG-INTRON, PEGASYS, and MACUGEN.

         We have also developed an intellectual property estate for a next-generation PEG platform that utilizes releasable linkers designed to release the native molecule at a controlled rate. We believe we are at the forefront of this area of PEGylation research. This platform may play an important role in enhancing the long-standing benefits of PEG to include additional classes of compounds where traditional stable linkers are not feasible. We are also combining our PEGylation platform with complementary drug delivery technologies. For instance, we can combine our proprietary single-chain antibody platform (discussed below) with novel PEG chemistries to engineer targeted therapeutics with multiple domains, such as a targeting function (e.g. antibody) and a therapeutic function (e.g. chemotherapy). The novel attributes of releasable PEG linkers may offer superior therapeutic advantages, including increased activity and substantially reduced side effects, when compared to traditional stable linkers.

         Through the customized attachment of PEG, that covers the spectrum of stable and controlled releasable linkers, we can potentially overcome the pharmacologic limitations for a broad universe of molecules and generate compounds with substantially enhanced therapeutic value over their unmodified forms.

         We are currently investigating numerous proprietary clinical development opportunities for PEG-enhanced compounds. In addition, we are simultaneously augmenting our internal initiatives through the evaluation of PEG product development collaborations.

                               [GRAPHIC OMITTED]

                      DEPICTION OF A PEG-ENHANCED PROTEIN.

     ANTIBODY ENGINEERING

         Our research and development activities also include utilizing our single-chain antibody, or SCA, expertise as a tool for developing targeted therapeutics. Antibodies are proteins produced by the body's immune system in response to the presence of antigens, such as bacteria, viruses or other disease causing agents. Antibodies of identical molecular structure that bind to a specific target are called monoclonal antibodies. Our technological expertise includes antibody engineering utilizing our proprietary SCA technology. SCAs are genetically engineered antibodies that incorporate only the antigen binding domains of an antibody. Thus, SCAs have the binding specificity and affinity of monoclonal antibodies; however, in their native form they are only one-fifth to one-sixth the size of a monoclonal. The small size of SCAs typically gives them shorter half-lives than monoclonal antibodies, making them better suited for use in acute indications or in other indications where the large size of a monoclonal antibody would inhibit the compound from reaching the area of potential therapeutic activity. In addition, SCAs are a well established discovery format-of-choice in generating antibodies from phage or yeast display libraries.

            [GRAPHIC OMITTED]                     [GRAPHIC OMITTED]
           Menoclonal Antibody                  Single-Chain Antibody

    COMPARISON OF A STANDARD MONOCLONAL ANTIBODY AND A SINGLE-CHAIN ANTIBODY.


DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

    SCHERING-PLOUGH AGREEMENT

         As a result of a November 1990 agreement with Schering-Plough our PEG technology was used to develop an improved version of Schering-Plough's product INTRON A. Schering-Plough is responsible for marketing and manufacturing the product, PEG-INTRON, worldwide on an exclusive basis and we receive royalties on worldwide sales of PEG-INTRON for all indications. Schering-Plough's obligation to pay us royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. The royalty percentage to which we are entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON where such third party is not Hoffmann-La Roche. Schering-Plough has the right to terminate this agreement at any time if we fail to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

         We do not supply Schering-Plough with PEG-INTRON or any other materials and our agreement with Schering-Plough does not obligate Schering-Plough to purchase or sell specified quantities of any product.

    SANOFI-AVENTIS LICENSE AGREEMENTS

         During 2002, we amended our license agreement with Sanofi-Aventis to reacquire the rights to market and distribute ONCASPAR in the U.S., Mexico, Canada and most of the Asia/Pacific region. In return for the marketing and distribution rights, we paid Sanofi-Aventis $15.0 million and were also obligated to pay a 25% royalty on net sales of ONCASPAR in the U.S. and Canada through June 30, 2014. The license agreement may be terminated earlier by Sanofi-Aventis upon 60 days' notice if we fail to make the required royalty payments or decide to cease selling ONCASPAR. Following the expiration of the royalty obligations in 2014, all rights to ONCASPAR will revert back to us, unless the agreement is terminated earlier because we fail to make royalty payments or cease to sell ONCASPAR.

         The amended license agreement prohibits Sanofi-Aventis from making, using or selling an asparaginase product in the U.S. or a competing PEG-asparaginase product anywhere in the world until the later of the expiration of the agreement or, if the agreement is terminated earlier, five years after termination. If we cease to distribute ONCASPAR or if we fail to make the required royalty payments, Sanofi-Aventis has the option to distribute the product in the territories.

         In October 2005, we further amended our license agreement with Sanofi-Aventis for ONCASPAR. The amendment became effective in January 2006 and includes a significant reduction in our royalty rate, with a single-digit royalty percentage now payable by us only on those aggregate annual sales of ONCASPAR in the United States and Canada that are in excess of $25.0 million. In consideration for the amendment, we made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. We are obligated to make royalty payments, if any, through June 30, 2014, at which time all of our royalty obligations will cease.

    MEDAC LICENSE AGREEMENT

         In January 2003, we renewed an exclusive license to Medac, to sell ONCASPAR and any PEG-asparaginase product developed by us or Medac during the term of the agreement in most of Europe and parts of Asia. Our supply agreement with Medac provides for Medac to purchase ONCASPAR from us at certain established prices and meet certain minimum purchase requirements. Medac is responsible for obtaining additional approvals and indications in the licensed territories beyond the currently approved indication in Germany. The term of the agreement is for five years and will automatically renew for an additional five years if Medac meets or exceeds certain diligence requirements. Thereafter, the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to Medac will revert back to us.

    MICROMET ALLIANCE

         The termination of our research and development collaboration with Micromet does not affect our other agreements with Micromet, including a cross-license agreement between the parties and a marketing agreement under which Micromet, as the exclusive marketer of the two companies' combined intellectual property estate in the field of SCA technology, has instituted a comprehensive licensing program. Any resulting revenues from the license agreements executed by Micromet will be shared equally by the two companies. During the six months ended December 31, 2005, we recognized $1.5 million related to our share of revenues from Micromet's licensing activities associated with this agreement. In January 2006, Micromet announced that it had entered into a definitive Merger Agreement with CancerVax, Inc., a publicly-traded U.S. company. The terms of our agreement with Micromet require that the agreement be assumed by the surviving entity in the merger. The merger is not expected to have any effect on any of our agreements with Micromet.

    NEKTAR ALLIANCE

         In January 2002, we entered into a PEG technology licensing agreement with Nektar under which we granted Nektar the right to grant sub-licenses for a portion of our PEG technology to third parties. Nektar continues to have the right to sub-license our patents that were defined in the January 2002 agreement and we will receive a royalty or a share of Nektar's profits for any products that utilize our patented PEG technology. Currently, Nektar has notified us of four third-party products for which it has granted sublicenses to our PEG technology, Hoffmann-La Roche's PEGASYS (peginterferon alfa-2a), OSI's MACUGEN (pegaptanib sodium injection), UCB's CIMZIA(TM) (certolizumab pegol, CDP870), and an undisclosed product of Pfizer's. PEGASYS is currently being marketed for the treatment of hepatitis C and MACUGEN is currently being marketed through a partnership between OSI and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. CIMZIA, a PEGylated anti-TNF-alpha antibody fragment, is currently in Phase 3 development for the treatment of rheumatoid arthritis and Crohn's disease.

         We retain all rights to use or sub-license all of our PEG technology for our own proprietary products or those we may develop with co-commercialization partners. Since 2002, we have continued to broaden our intellectual property estate by filing additional PEG patents that are exclusive to us, including a number that pertain to our next-generation releasable PEG linker platform that utilizes proprietary linker chemistries that can be designed to release PEG from the native molecule at a controlled rate.

         In January 2002, as part of a patent infringement lawsuit settlement agreement, we purchased $40.0 million of newly issued Nektar convertible preferred stock. During the year ended June 30, 2004, we converted certain of the preferred stock into common stock and sold approximately 50% of our investment in Nektar, which resulted in a net gain on investments of $11.0 million and cash proceeds of $17.4 million. In January and February 2006, the remainder of our Nektar preferred stock automatically converted and we sold 1,023,292 shares of Nektar common stock, which resulted in a net gain $13.8 million and cash proceeds of $20.2 million.

    SKYEPHARMA AGREEMENTS

         In December 2002, we entered into a strategic alliance with SkyePharma PLC (SkyePharma), under which we licensed the U.S. and Canadian rights to SkyePharma's DEPOCYT, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, we paid SkyePharma a license fee of $12.0 million. SkyePharma manufactures DEPOCYT and we purchase product at a price equal to 35% of our net sales, which percentage can be reduced should a defined sales target be exceeded. We recorded the $12.0 million license fee as an intangible asset that is being amortized over a ten year period.

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

         Under this alliance, we are required to purchase minimum levels of DEPOCYT finished goods equal to $5.0 million in net sales for each calendar year (Minimum Annual Purchases) through the remaining term of the agreement. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25.0 million for four consecutive quarters. We are also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment will be incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007.

         Our license is for an initial term of ten years and is automatically renewable for successive two-year terms thereafter. Either party may terminate the agreement early upon a material breach by the other party, which breach the other party fails to cure within 60 days after receiving notice thereof. Further, SkyePharma will be entitled to terminate the agreement early if we fail to satisfy our Minimum Annual Purchases. In addition, we will be entitled to terminate the agreement early if a court or government agency renders a decision or issues an order that prohibits the manufacture, use or sale of the product in the U.S. If a therapeutically equivalent generic product enters our markets and DEPOCYT's market share decreases, we will enter into good faith discussions in an attempt to agree on a reduction in our payment obligations to SkyePharma and a fair allocation of the economic burdens resulting from the market entry of the generic product. If we are unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, we will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, we will have the right to distribute any quantity of product we purchased from SkyePharma prior to termination.

    ZENEUS MANUFACTURING AGREEMENT

         Zeneus Pharma, Ltd. (Zeneus) owns the right to market ABELCET in any markets outside of the U.S., Canada and Japan. Our supply agreement with Zeneus requires that we supply Zeneus with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, we supplied ABELCET and MYOCET at fixed transfer prices that would subsequently be adjusted to Enzon's actual manufacturing cost. Beginning on July 1, 2004 through the termination of the agreement, we supply these products at our manufacturing cost plus fifteen percent for ABELCET and plus twenty percent for MYOCET. In December 2005, Zeneus became a wholly owned subsidiary of Cephalon, Inc.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

         Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. Our new executive management team has been reinforcing our organizational commitment to intellectual property. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We currently hold 129 issued U.S. patents many of which have foreign counterparts. These patents, without extensions, are expected to expire beginning in 2006 through 2022. We have also filed and currently have pending 30 patent applications in the U.S. Under our license agreements, we have access to large portions of Micromet's and Nektar's patent estates, as well as a small number of individually licensed patents. Of the patents owned or licensed by us, 7 relate to PEG-INTRON, 17 relate to ABELCET, and 3 relate to DEPOCYT. Although we believe that our patents provide adequate protection for the conduct of our business, we cannot assure you that such patents:

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

         The patent covering our original PEG technology, which we had licensed from Research Corporation Technologies, Inc., contained broad claims covering the attachment of PEG to polypeptides. However, this U.S. patent and its corresponding foreign patents have expired. Based upon the expiration of the Research Corporation patent, other parties may make, use, or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those that we hold. We have obtained and intend to continue to pursue patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We also have obtained patents relating to the specific composition of the PEG-modified compounds that we have identified or created. We will continue to seek such patents as we develop additional PEG-enhanced products. We cannot assure you that we will be able to prevent infringement by unauthorized third parties or that competitors will not develop competitive products outside the protection that may be afforded by our patents.

         We are aware that others have also filed patent applications and have been granted patents in the U.S. and other countries with respect to the application of PEG to proteins and other compounds. Owners of any such patents may seek to prevent us or our collaborators from making, using or selling our products.

         During January 2002, we settled a patent infringement suit we had brought against Shearwater Corporation, a company that produces the branched PEG, or U-PEG, used in Hoffmann-La Roche's product, PEGASYS, a PEG-modified version of its alpha interferon product ROFERON-A. The settlement was part of a broad strategic alliance we formed with Nektar, Shearwater Corporation's parent corporation, in which Nektar agreed to pay us $3.0 million to cover our expenses incurred in defending our branched PEG patents and pay us 50% of the net income it receives for the manufacture of Hoffmann-La Roche's PEGASYS. In addition, Enzon and Nektar agreed to cross license certain of their PEG intellectual property estates to each other. Also, Nektar gained the right to sublicense certain of our PEG patents to third parties and we receive or will receive a royalty or a share of profit on final product sales. We retained the rights to use our PEG patents for our own proprietary products and products we may develop with co-commercialization partners.

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

         We have obtained licenses from various parties that we deem to be necessary or desirable for the manufacture, use, or sale of our products. These licenses generally require us to pay royalties to the parties on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to us. There can be no assurance that any licenses required under such patents will be available to us on acceptable terms or at all.

         We sell our products under trademarks that we consider in the aggregate to be of material importance. Trademark protection continues in some countries for as long as the mark is used and, in other countries, for as long as it is registered. Registrations generally are for fixed, but renewable, terms.

GOVERNMENT REGULATION

         The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the inspection, testing, manufacture, quality assurance, safety, effectiveness, labeling, packaging, storage, record-keeping, approval, and promotion of our products. All of our products will require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with post-approval requirements, could adversely affect the marketing and sale of products that we are developing and our ability to receive product or royalty revenues.

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

                        Phase I. The drug or biologic is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, distribution, metabolism and excretion,

                        Phase II. The drug or biologic is studied in patients to identify possible adverse effects and safety risks to determine dose tolerance and the optimal dosage, and to collect initial efficacy data,

                        Phase III. The drug or biologic is studied in an expanded patient population at multiple clinical study sites to confirm efficacy and safety at the optimized dose by measuring a primary endpoint established at the outset of the study,

         o submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug or biological product to the FDA in a New Drug Application or NDA, for a drug product, or a Biologics License Application or BLA, for a biological product, and

         o obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug or biological product.

         An NDA or BLA must contain, among other things, data derived from non-clinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. Biological or drug products may not be marketed in the U.S. until approval by the FDA of an NDA or BLA is received.

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

         We cannot predict the extent of government regulation that might result from future legislation or administrative action. Moreover, we anticipate that Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us or our collaborators to limit or eliminate spending on development projects and may otherwise impact us. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the U.S. or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Although Congress enacted the Medicare Prescription Drug Modernization and Improvement Act of 2003, which established a general Medicare outpatient prescription drug benefit beginning in 2006, significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development.

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

         PEG-INTRON was approved in the European Union and the U.S. for the treatment of hepatitis C in May 2000 and January 2001, respectively. ABELCET was approved in the U.S. in November 1995 and in Canada in September 1997. ONCASPAR was approved for marketing in the U.S. in February 1994 in Germany in November 1994, and in Canada in December 1997 for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. ADAGEN was approved by the FDA in March 1990. DEPOCYT received U.S. approval in April 1999. Except for these approvals, none of our other products have been approved for sale and use in humans in the U.S. or elsewhere.

         With respect to patented products, delays imposed by the government approval process may materially reduce the period during which we will have the exclusive right to exploit them.

         Our operations are also subject to federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous, toxic and radioactive substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental laws will have a material adverse effect on our business, financial condition or results of operations. If, however, we were to become liable for an accident, or if we were to suffer an extended facility shutdown as a result of such contamination, we could incur significant costs, damages and penalties that could harm our business.

COMPETITION

    General

         Competition in the biopharmaceutical industry is intense and based to a significant degree on scientific and technological factors. These factors include but are not limited to the availability of patent and other protection of technology and products, the ability to commercialize products and technological developments, the ability to obtain governmental approval for testing, manufacturing and marketing of products, and the ability to enter into licensing and similar arrangements to facilitate the development of products and meet other business objectives. We and our marketing partners compete with specialized biopharmaceutical firms and large pharmaceutical companies in North America, Europe and elsewhere, with respect to the licensing of and research and development of product candidates, as well as the commercialization of approved products. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Many of the companies we compete with are larger than us and have substantially greater resources. Certain of these companies, especially Merck and Pfizer, are able to compete effectively with us largely by virtue of their superior resources and the market's familiarity with their "brand names" regardless of the technical advantages or disadvantages of their products.

    Products

    ABELCET

         The intravenous or IV antifungal market in which ABELCET competes has been facing increasingly competitive market conditions. The products used to treat fungal infections are classified into four classes of drugs: Conventional Amphotericin B or (CAB), lipid-based CAB formulations, triazoles, and echinocandins. While we compete with all of these drugs, ABELCET is predominately used in more severely ill patients.

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

         The lipid-based formulations of CAB include ABELCET, amphotericin B liposome for injection, which is marketed by Astellas Pharma US, Inc. (Astellas) and Gilead Sciences (Gilead) in the U.S., and amphotericin B cholesteryl sulfate complex for injection, which is marketed by Three Rivers Pharmaceuticals, LLC. These formulations provide the efficacy of CAB while limiting the toxicities that are inherent in its usage. Astellas' and Gilead's amphotericin B liposome for injection has proven to be a significant competitor to ABELCET. Astellas and Gilead have reduced the price of this lipid-based product in certain geographic markets, which has increased the competitive pressure on ABELCET. In addition, in May 2005, Astellas strengthened its antifungal franchise with the launch of a new systemic antifungal agent, micafungin sodium for injection, which is a member of the echinocandin class of antifungal agents, discussed below. To the extent we are not able to address this competitive pressure successfully or we deem it necessary to reduce the price of ABELCET in order to address this competitive threat, our market share, revenues or both could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

         The triazoles, which include fluconazole (marketed generically and under its brand name by Pfizer), itraconazole (marketed by Janssen Pharmaceuticals) and voriconazole (also marketed by Pfizer) have the least reported incidence of side effects as compared to other classes of antifungals. Triazoles are generally thought to be limited by a narrower spectrum of activity and have issues with drug-to-drug interactions and acquired resistance. The majority of triazole units sold in the U.S. are attributed to fluconazole. Fluconazole in particular is often used in "less compromised" patients as prophylaxis or first-line empirical therapy. Fluconazole patients are often switched to an amphotericin B product once a clinician is convinced that a patient has a fungal infection. Voriconazole is a second-generation triazole approved in May 2002 and is available in intravenous and oral formulations. Voriconazole carries a broader spectrum of activity than first generation triazoles; however, it carries with it a narrower spectrum of activity versus CAB and the lipid amphotericin B formulations, while also retaining the same potential for drug-to-drug interactions and acquired resistance as the first generation triazoles. Voriconazole is indicated for the treatment of invasive aspergillosis, candidemia in nonneutropenic patients, esophageal candidiasis, and scedosporium apiospermum and fusariosis in patients intolerant of, or refractory to, other therapy. Additional triazole products are in late-stage clinical development by pharmaceutical companies, including posiconazole, which is being developed by Schering-Plough. Posiconazole is currently under NDA review at the FDA.

         The echinocandins are the newest class of products to enter the IV antifungal market. These exhibit fewer of the CAB side effects but, like the triazoles, have a more limited spectrum of activity and less clinical data supporting widespread use across a variety of fungal pathogens. Caspofungin (marketed by Merck) was approved in the U.S. in January 2001 and was the first echinocandin to receive FDA approval. In March 2005, the FDA approved the second echinocandin, micafungin sodium for injection and in May 2005, Astellas launched this product in the U.S. Caspofungin is indicated for the treatment of invasive aspergillosis in patients who are refractory to or intolerant of other therapies, esophageal candidiasis and candidemia. Micafungin is indicated for the treatment of esophageal candidiasis and prophylaxis of candida infections in patients undergoing hematopoietic stem cell transplantation. In February 2006, the FDA approved the third echinocandin, anidulafungin, which was acquired by Pfizer by virtue of its September 2005 acquisition of Vicuron Pharmaceuticals. Anidulafungin is indicated for the treatment of esophageal candidiasis, candidemia and other candida infections.

    ADAGEN

         Prior to the development of ADAGEN, the only treatment available to patients afflicted with adenosine deaminase or ADA-deficient SCID was a well-matched bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. At present, researchers at the NIH have been treating ADA-deficient SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace ADAGEN as a treatment. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express the deficient adenosine deaminase enzyme permanently and at normal levels. To date, patients in gene therapy clinical trials have not been able to stop ADAGEN treatment and, therefore, the trials have been inconclusive.

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

    Royalties

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

    MACUGEN

         MACUGEN, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc., currently competes against two therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD): photodynamic therapy with verteporfin, which was developed by QLT, Inc. and is marketed by Novartis AG, and thermal laser treatment. Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with MACUGEN. For example, Genentech Inc. and Novartis AG are jointly developing LUCENTIS, an anti-VEGF humanized antibody fragment for intravitreal injection. Genentech submitted a biologics license application to the FDA on December 30, 2005 for the use of LUCENTIS in the treatment of neovascular wet AMD. On February 28, 2006, Genentech was granted Priority Review which means that the FDA has until the end of June 2006 to take action on the application. If Lucentis is approved by the FDA, it could result in lower MACUGEN royalties to us.

    Technology

    PEGylation

         We are aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. In addition, other companies have received FDA approval for PEGylated proteins or aptamers, including, Amgen's NEULASTA(R) (pegfilgrastin) and Pfizer's SOMAVERT(R) (pegvisomant for injection). Other than PEG-INTRON, our ONCASPAR and ADAGEN products, Hoffmann-La Roche's PEGASYS, Amgen's NEULASTA, Pfizer's SOMAVERT, and OSI's MACUGEN, we are not aware of any PEG-modified therapeutic proteins or aptamers that are currently available commercially for therapeutic use. Nevertheless, other drugs or treatments that are currently available or that may be developed in the future that treat the same diseases as those that our products are designed to treat may compete with our products.

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

EMPLOYEES

         As of December 31, 2005, we employed 306 persons, including 21 persons with Ph.D. or M.D. degrees. At that date, 49 employees were engaged in research and development activities, 146 were engaged in manufacturing, 111 were engaged in sales, marketing and administration. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

         Throughout this Transition Report on Form 10-K, we have made forward-looking statements in an attempt to better enable the reader to understand our future prospects and make informed judgments. By their nature, forward-looking statements are subject to numerous factors that may influence outcomes or even prevent their eventual realization. Such factors may be external to Enzon and entirely outside our control.

         We cannot guarantee that our assumptions and expectations will be correct. Failure of events to be achieved or of certain underlying assumptions to prove accurate could cause actual results to vary materially from past results and those anticipated or projected. We undertake no obligation or intention to update forward-looking statements.

         Certain risks and uncertainties are discussed below. It is not possible to predict or identify all such factors, however. Accordingly, you should not consider this recitation to be complete.

WE INCURRED A LOSS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2005 AND THE FISCAL YEAR ENDED JUNE 30, 2005, AND WE EXPECT TO INCUR LOSSES OVER THE NEXT SEVERAL YEARS.

         As of December 31, 2005, we had an accumulated deficit of approximately $403.9 million. During the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005 we incurred net losses of $291.3 million and $89.6 million, respectively. Our net loss in the most recent six-month period was primarily attributable to a write-down of goodwill and a write-down of intangible assets associated with ABELCET. Our net loss in the fiscal year ended June 30, 2005 was primarily the result of lower sales of ABELCET and a $78.0 million charge we incurred to increase our valuation allowance associated with our deferred tax assets based upon our assessment that it was not more likely than not that we would benefit from these assets. The lower ABELCET sales were caused by increasingly competitive conditions in the intravenous antifungal market. We are currently investing in new programs to better support ABELCET and our other marketed brands; however, we cannot predict the ultimate success of such programs or when our business will return to profitability, if ever.

         Our ability to return to profitability will depend primarily on Schering-Plough's effective marketing of PEG-INTRON and our effective marketing of ABELCET, as well as on the rate of growth in our other product sales or royalty revenues and on the level of our expenses. Our ability to achieve long-term profitability will depend upon our and our licensees' ability to develop and obtain regulatory approvals for additional product candidates. Even if our product candidates receive regulatory approval, we cannot assure you that our products will achieve market acceptance or will be marketed successfully or that our operations will sustain profitability.

OUR BUSINESS IS HEAVILY DEPENDENT ON THE CONTINUED SALES OF PEG-INTRON AND ABELCET. IF REVENUES FROM EITHER OF THESE PRODUCTS FAIL TO INCREASE OR MATERIALLY DECLINE, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE MATERIALLY HARMED.

         Our results of operations are heavily dependent on the revenues derived from the sale and marketing of PEG-INTRON and ABELCET. Under our agreement with Schering-Plough, pursuant to which Schering-Plough applied our PEG technology to develop a modified form of Schering-Plough's INTRON A, we are receiving royalties on worldwide sales of PEG-INTRON. In December 2005, we made the decision to delay recognition of royalty revenues until actual amounts are known, resulting in no PEG-INTRON royalties being recorded in the quarter ended December 31, 2005. However, during October 2004 through September 2005, the most recent twelve-month period for which we have actual royalty revenue information, total royalties comprised approximately 32% of our total revenues. During 2002, Hoffmann-LaRoche received FDA and European Union approval for PEGASYS, a competing PEGylated interferon-based combination therapy that competes with PEG-INTRON in the United States and all international markets. Hoffman-LaRoche's marketing and sales efforts in support of PEGASYS have resulted in significant competitive pressure on PEG-INTRON sales. PEGASYS has continued to take market share away from PEG INTRON and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PEG-INTRON in certain markets where it competes with PEGASYS and the royalties we receive on those sales have declined. We cannot assure you that PEGASYS will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and lower royalties to us.

         In the quarter ended December 2004, Schering-Plough received approval for, and launched, PEG-INTRON in combination with REBETOL in Japan. In September 2005, Hoffmann-LaRoche reported that PEGASYS combination therapy would receive a fast-track review in Japan and approval is expected during the third quarter of calendar year 2006. Hoffmann-La Roche's subsidiary (Chugai Pharmaceutical Co.
LTD) currently markets other pharmaceutical products in Japan. Even if Schering-Plough is able to successfully market PEG-INTRON in Japan prior to the approval and launch of PEGASYS in Japan, it is likely that the launch in Japan of PEGASYS will have a negative impact on PEG-INTRON's Japanese market share and sales.

         We cannot assure you that Schering-Plough will be successful in marketing PEG-INTRON. The amount and timing of resources dedicated by Schering-Plough to the marketing of PEG-INTRON is not within our control. If Schering-Plough breaches or terminates its agreement with us, the sale of PEG-INTRON could be slowed or blocked completely. Our revenues will be negatively affected if Schering-Plough cannot meet the manufacturing demands of the market.

         During the six-month period ended December 31, 2005, ABELCET sales in the U.S. and Canada accounted for $21.1 million, or approximately 29% of our total revenue. For the year ended June 30, 2005, ABELCET sales were $51.2 million, or approximately 31% of our total revenues. ABELCET sales for the fiscal year ended June 30, 2004 were $67.7 million, or 40% of our total revenues. We expect that ABELCET will account for a significant portion of our future total revenues. The continued sale of newer products from Merck and Pfizer in the antifungal market, as well as the entry of a new product from Astellas Pharma (formerly Fujisawa Healthcare, Inc.), have negatively impacted ABELCET sales, as clinicians utilize these other therapeutic agents. Pfizer and Schering-Plough are each expected to obtain approval for and introduce an additional new product in the antifungal market within the next year. In addition, Astellas Pharma and Gilead Pharmaceuticals are currently marketing AMBISOME, and Three Rivers Pharmaceuticals, Inc. is marketing AMPHOTEC, each of which is a lipid-based version of amphotericin B, for the treatment of fungal infections. AMBISOME and AMPHOTEC compete with ABELCET which has resulted in greater competitive pressure on ABELCET sales. During the fiscal year ended June 30, 2005 and the six months ended December 31, 2005, we experienced increasing pricing pressure with respect to ABELCET. In particular, Astellas Pharma and Gilead Sciences, Inc., have aggressively lowered the price of their product in certain regions and for certain customers in the U.S. This has resulted in the shrinkage or loss of certain of our customer accounts. During the six months ended December 31, 2005, U.S. and Canadian ABELCET sales decreased to $21.1 million or 32% as compared to the same period in 2004. This follows a $16.5 million or 24% decrease in the fiscal year ended June 30, 2005 compared to the fiscal year ended June 30, 2004. While we are developing and implementing strategies to address the competitive threats facing ABELCET, we cannot assure you that we will be able to increase sales of ABELCET or prevent further decreases in ABELCET sales.

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

WE WILL NEED TO OBTAIN ADDITIONAL FINANCING TO MEET OUR FUTURE CAPITAL NEEDS AND REPAY OUR OUTSTANDING DEBT, AND THIS FINANCING MAY NOT BE AVAILABLE WHEN WE NEED IT.

         Our current development projects and marketing initiatives require substantial capital. We believe that our current cash, cash equivalents and investments and our anticipated cash flow from operations will be adequate to satisfy our capital needs for the near future, but we will likely need to increase our cash flow from operations or obtain financing to meet our future capital needs, which we expect will be substantial. We will require substantial additional funds to conduct research activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of potential products. In addition, we may seek to acquire additional products, technologies and companies, which could require substantial capital. The competitive pressures impacting PEG-INTRON and ABELCET may cause our cash flow from operations to decrease rather than increase in the future and we cannot be sure that additional funds from other sources will be available on commercially reasonable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or one or more of our proposed acquisitions of technologies or companies, which could materially and adversely affect our business, financial condition and operations.

         As of December 31, 2005, we had $394.0 million of Convertible Subordinated Notes outstanding that bear interest at an annual rate of 4.5%. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option, or redeemed at the option of the note-holder upon a default by us or fundamental change, each as described in the indenture for the notes. To date we have been able to pay the interest due on these notes from our cash flow from operations or our cash reserves. Our current cash reserves are insufficient to repay the principal amount of this debt in full and we do not anticipate that we will be able to generate sufficient cash from operations to repay this debt in full by the maturity date. We will be required to repay the notes at maturity unless we can refinance the debt or the noteholders convert their notes into common stock before the maturity date. Our notes are convertible into common stock at a price of $70.98 per share. Noteholders will be unlikely to convert their notes unless our stock price rises above the conversion price of the notes. On March 1, 2006 the closing price of our common stock on the Nasdaq National Market was $6.84 per share. We expect that we will need to refinance or obtain new financing to pay at least a significant portion of this principal amount of these notes. We currently are considering financing alternatives; however, we cannot be certain that any of such financing alternatives will be consummated on commercially reasonable terms, or at all.

         We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders. We cannot assure you that we will be able to obtain additional funds on commercially reasonable terms, if at all.

WE HAVE A SIGNIFICANT AMOUNT OF INDEBTEDNESS.

         At December 31, 2005, our long-term debt was $394.0 million. This indebtedness has affected us by:

         o significantly increasing our interest expense and related debt service costs, and

         o   making it more difficult to obtain additional financing.

         We may not generate sufficient cash flow from operations to satisfy the annual debt service payments that will be required under our 4.5% subordinated convertible notes. This may require us to use a portion of the proceeds of the notes to pay interest or borrow additional funds or sell additional equity to meet our debt service obligations. If we are unable to satisfy our debt service requirements, substantial liquidity problems could result, which would negatively impact our future prospects.

WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.

         We have an approximately 70-person U.S. pharmaceutical sales and marketing organization to support our products and we generally compete with organizations that have significantly greater resources devoted to the marketing and sales of their products. Our marketing and sales efforts may be unable to compete successfully against such other companies. We may be required to seek one or more corporate partners to augment our marketing and sales efforts with respect to future products. Any delay in developing these resources or obtaining corporate partners could substantially delay or curtail the marketing of such products. In addition, we have agreements with third-party distributors to distribute our products. If our distributors do not perform their obligations, our ability to distribute our products may be severely restricted.

WE PURCHASE SOME OF THE COMPOUNDS UTILIZED IN OUR PRODUCTS FROM A SINGLE SOURCE OR A LIMITED GROUP OF SUPPLIERS, AND THE PARTIAL OR COMPLETE LOSS OF ONE OF THESE SUPPLIERS COULD CAUSE PRODUCTION DELAYS AND A SUBSTANTIAL LOSS OF REVENUES.

         We purchase the unmodified compounds and bulk PEGs utilized in our approved products and products under development from outside suppliers. We may be required to enter into supply contracts with outside suppliers for certain unmodified compounds. For example, we have agreements with Ovation Pharmaceutical, Inc., by assignment from Merck & Co., Inc., and Kyowa Hakko to produce the unmodified forms of L-asparaginase used in the manufacture of ONCASPAR. We purchase the unmodified adenosine deaminase enzyme used in the manufacturing of ADAGEN from Roche Diagnostics; however, we no longer have a supply agreement with Roche Diagnostics. We have two suppliers that produce the amphotericin B used in the manufacture of ABELCET, Bristol-Myers Squibb and Alpharma A.p.S. We have a supply agreement with Bristol-Myers Squibb, but not with Alpharma. If we experience a delay in obtaining or are unable to obtain any unmodified compound on reasonable terms, it could have a material adverse effect on our business, financial condition and results of operations. We purchase the lipids used in the manufacture of ABELCET and the PEGs used in the manufacture of ONCASPAR and ADAGEN from a limited number of suppliers. We do not have formal supply agreements with any of these suppliers. No assurance can be given that alternative suppliers with appropriate regulatory authorizations could be readily identified if necessary. If we experience delays in obtaining or are unable to obtain any such raw materials on reasonable terms, it could have a material adverse effect on our business, financial condition and results of operations.

         If we are required to obtain an alternate source for an unmodified compound utilized in a product, the FDA and relevant foreign regulatory agencies will likely require that we perform additional testing to demonstrate that the alternate material is biologically and chemically equivalent to the unmodified compound previously used in our clinical trials. This testing could delay or stop development of a product, limit commercial sales of an approved product, and cause us to incur significant additional expenses. If we are unable to demonstrate that the alternate material is chemically and biologically equivalent to the previously used unmodified compound, we will likely be required to repeat some or all of the preclinical and clinical trials conducted for the compound. The marketing of an FDA approved drug could be disrupted while such tests are conducted. Even if the alternate material is shown to be chemically and biologically equivalent to the previously used compound, the FDA or relevant foreign regulatory agency may require that we conduct additional clinical trials with the alternate material.

         The period covered by our supply agreement with Ovation Pharmaceuticals for L-asparaginase for the manufacture of ONCASPAR for the U.S. and Canadian markets will conclude on December 31, 2006. If we are unable to successfully renew our supply agreement for L-asparaginase for these markets, it will have a potentially negative impact on our business and results of operations.

         Roche Diagnostics, which is based in Germany, is the only FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in ADAGEN. During 2002 we obtained FDA approval of the use of the ADA enzyme obtained from bovine intestines from cattle of New Zealand origin. New Zealand currently certifies that its cattle are bovine spongiform encephalopathy (BSE or mad cow disease) free. Beginning in September 2002, the U.S. Department of Agriculture (USDA) required all animal-sourced materials shipped to the U.S. from any European country to contain a veterinary certificate that the product is BSE free, regardless of the country of origin. In September 2003, Roche Diagnostics notified us that it has elected to terminate our ADA supply agreement. We are currently seeking to develop recombinant ADA as an alternative to the bovine derived product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics has indicated that it will continue to supply us with our requirements of ADA for a reasonable period of time after termination of our supply agreement as we work to develop another source of ADA. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, we will likely experience inventory shortages and potentially a period of product unavailability or a long term inability to produce ADAGEN. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations and it could potentially result in significant reputational harm and regulatory difficulties.

         We have received a notice from Bristol-Myers Squibb Company (BMS) terminating our amphotericin B supply agreement with BMS effective March 1, 2006. We currently have an alternative source of supply of amphotericin B and are seeking to qualify at least one additional source of supply. The termination by BMS may give rise to future increased costs for the acquisition of amphotericin B, as well as increased capital expenditures related to readying a new supplier's facilities for cGMP production and regulatory approval of ABELCET incorporating the alternative amphotericin B. Although there can be no assurance as to the timing of these increased costs and additional capital expenditures, we anticipate that these may be incurred beginning in calendar 2007.

         The FDA recently conducted an inspection of the manufacturing facility of Merck, and that inspection resulted in the issuance, on July 22, 2005, of a warning letter regarding applicable FDA current good manufacturing practice
(cGMP) regulations. Despite the assignment of our supply agreement from Merck to Ovation Pharmaceuticals, Merck will continue to supply L-asparaginase to Ovation Pharmaceuticals during a transition period. If Merck is unable to satisfactorily resolve its current or future manufacturing problems, the FDA could require Merck to discontinue the manufacture and distribution of the unmodified form of L-asparaginase used in the manufacture of ONCASPAR, which could require us to discontinue the manufacture and distribution of ONCASPAR. In addition, if we cannot market and distribute ONCASPAR for an extended period, sales of the product and customer relationships will suffer, which would adversely affect our financial results.

THERE IS A HIGH RISK THAT EARLY-STAGE RESEARCH AND DEVELOPMENT MIGHT NOT GENERATE SUCCESSFUL PRODUCT CANDIDATES.

         In the past year we have terminated our clinical development efforts for, or relinquished our rights to, four clinical stage compounds, and we currently have no products in clinical trials. At the present time the vast majority of our research and development operations are focused on the early stages of product research and development. The research and development of pharmaceutical products is subject to high risk of failure. Most product development candidates fail to reach the market. Our success depends on the identification of new drugs or modified forms of existing drugs that we can successfully develop and commercialize. We do not expect any of the drugs resulting from our current research and development efforts to be commercially available for several years, if at all. In order to fill our pipeline of product candidates under development, we may attempt to acquire right to products under development by other companies. The competition for the acquisition of rights to products that are viewed as viable candidates for successful development and commercialization is intense and we will be competing for such opportunities with many companies with resources that are substantially greater than ours. Our potential products are subject to risks of failure inherent in the development of new pharmaceutical products. These risks include, but are not limited to, risks that the drug might prove ineffective or may cause harmful side-effects during pre-clinical testing or clinical trials, fails to receive necessary regulatory approvals, cannot be manufactured on a commercial scale basis and therefore may not be economical to produce, may fail to achieve market acceptance, or that we may be precluded from commercialization by proprietary rights of third parties.

OUR CLINICAL TRIALS COULD TAKE LONGER TO COMPLETE AND COST MORE THAN WE EXPECT.

         We will need to conduct significant clinical studies of all of our product candidates that have not yet been approved for sale. These studies are costly, time consuming and unpredictable. Moreover, statutes and regulations governing the conduct of clinical trials are subject to change in the future which could affect the cost of our clinical trials. Any unanticipated costs or delays in our clinical studies could harm our business, financial condition and results of operations, and might even result in discontinuation of clinical development of a particular product candidate.

         The rate of completion of clinical trials depends upon many factors, including the rate of enrollment of patients. Costly delays in the conduct and completion of key clinical studies could result from insufficient timely patient enrollment or from intervention by FDA, drug and safety monitoring boards, or institutional review boards.

WE DEPEND ON THIRD PARTIES IN THE CONDUCT OF CLINICAL TRIALS AND ANY FAILURE OF THOSE PARTIES TO FULFILL THEIR OBLIGATIONS COULD ADVERSELY AFFECT OUR DEVELOPMENT AND COMMERCIALIZATION PLANS.

         We depend on independent clinical investigators, corporate collaborators, academic institutions, contract research organizations, and other third party service providers in the conduct of clinical trials. We rely heavily on these parties for successful execution of our clinical trials, but do not control many aspects of their activities. For example, the clinical investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development and commercialization of future product candidates.

WE DEPEND ON PATENTS AND PROPRIETARY RIGHTS, WHICH MAY OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGEMENT AND THE DEVELOPMENT BY OUR COMPETITORS OF COMPETITIVE PRODUCTS. THE U.S. AND FOREIGN PATENTS UPON WHICH OUR ORIGINAL PEG TECHNOLOGY WAS BASED HAVE EXPIRED.

         The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the U.S. and in other countries. We currently hold 129 issued U.S. patents many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2006 through 2022. We have also filed and currently have pending 30 patent applications in the U.S. Under our license agreements, we have access to large portions of Micromet's and Nektar's patent estates as well as a small number of individually licensed patents. Of the patents owned or licensed by us, seven relate to PEG-INTRON, seventeen relate to ABELCET, and three relate to DEPOCYT. Although we believe that our patents provide certain protection from competition for ABELCET and DEPOCYT, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us. The scope of patent claims for biotechnological inventions is uncertain, and our patents and patent applications are subject to this uncertainty.

         We may become aware that certain organizations are engaging in activities that infringe certain of our PEG and SCA technology patents. We cannot assure you that we will be able to enforce our patent and other rights against such organizations.

         We expect that there will continue to be significant litigation in the biotechnology and pharmaceutical industries regarding patents and other proprietary rights. We have in the past been involved in patent litigation, and we may likely become involved in additional patent litigation in the future. We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights. Such disputes could substantially delay or prevent our product development or commercialization activities and could have a material adverse effect on our business, financial condition and results of operations.

         Research Corporation Technologies, Inc. held the patent upon which our original PEG technology was based and had granted us a license under such patent. Research Corporation's patent contained broad claims covering the attachment of PEG to polypeptides. However, this U.S. patent and its corresponding foreign patents expired in December 1996. Based upon the expiration of the Research Corporation patent, other parties will be permitted to make, use or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We cannot assure you that any of these patents will enable us to prevent infringement or that competitors will not develop alternative methods of attaching PEG to compounds potentially resulting in competitive products outside the protection that may be afforded by our patents. We are aware that others have also filed patent applications and have been granted patents in the U.S. and other countries with respect to the application of PEG to proteins and other compounds. However, other than Hoffmann-La Roche's PEGASYS, we are unaware of any other PEGylated products that compete with our PEGylated products. The expiration of the Research Corporation patent and the issuance of other patents related to PEG that have been granted to third parties may have a material adverse effect on our business, financial condition and results of operations.

WE OR OUR SUPPLIERS COULD EXPERIENCE DELAYS OR DIFFICULTIES IN MANUFACTURING, INCLUDING PROBLEMS COMPLYING WITH THE FDA'S REGULATIONS FOR MANUFACTURING OUR PRODUCTS. THESE PROBLEMS COULD MATERIALLY HARM OUR BUSINESS.

         Manufacturers of drugs must comply with current Good Manufacturing Practices (cGMP) regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections of our commercial manufacturing facilities. We or our present or future suppliers may be unable to comply with the applicable cGMP regulations and other FDA regulatory requirements.

         ADAGEN and ONCASPAR, which we manufacture, use our earlier PEG technology which tends to be less stable than the PEG technology used in PEG-INTRON and our products under development. Due, in part, to the drawbacks in the earlier technologies we have had and may continue to have manufacturing problems with these products.

         Manufacturing and stability problems required us to implement voluntarily recalls for certain batches of ONCASPAR in June 2002, July 2004, September 2004, and March 2005. To date, we have been unable to identify the cause of the manufacturing and stability problems related to these batches. In addition to voluntary recalls, mandatory recalls can also take place if regulators or courts require them, even if we believe our products are safe and effective. Recalls result in lost sales of the recalled products themselves, and can result in further lost sales while replacement products are manufactured or due to customer dissatisfaction. We cannot assure you that future product recalls will not materially adversely affect our business, our financial conditions, results of operations or our reputation and relationships with our customers.

         During 1998, we began to experience manufacturing problems with ONCASPAR. The problems were due to increased levels of white particulates in batches of ONCASPAR, which resulted in an increased rejection rate for this product. During fiscal 1999, we agreed with the FDA to temporary labeling and distribution restrictions for ONCASPAR and instituted additional inspection and labeling procedures prior to distribution. During May 1999, the FDA required us to limit distribution of ONCASPAR only to patients hypersensitive to native L-asparaginase. As a result of certain manufacturing changes we made, the FDA withdrew this distribution restriction in November 1999.

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

         Since November 2002, the FDA and the MHRA, the British equivalent of the FDA, have conducted follow-up inspections, as well as routine inspections of our manufacturing facilities related to ABELCET, ONCASPAR and ADAGEN. Following certain of these inspections, the FDA has issued Form 483 reports citing deviations from cGMP, the most recent of which were issued in January 2006 for our New Jersey facility and August 2005 for our Indianapolis facility. We have or are in the process of responding to such reports with corrective action plans.

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

WE DEPEND ON KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN THESE EMPLOYEES OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL, WHICH WOULD HARM OUR BUSINESS.

          Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel including our Chief Executive Officer. There is intense competition for qualified personnel in the pharmaceutical field; therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Although we have employment agreements with our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer, Senior Vice President responsible for our sales and marketing operations, and certain other executive officers, our ability to continue to retain such officers, as well as other senior executives or key managers is not assured. The loss of the services of one or a combination of our senior executives or key managers, particularly our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer, and Senior Vice President responsible for our sales and marketing operations, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would have an adverse effect on our business.

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

         We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. For example, in addition to increased competition from Hoffman LaRoche's PEGASYS, referred to above, Astellas Pharma and Gilead Pharmaceuticals are currently marketing AMBISOME, and Three Rivers Pharmaceuticals is marketing AMPHOTEC, each of which is a lipid-based version of amphotericin, for the treatment of fungal infections. PEGASYS competes with PEG-INTRON and AMBISOME and AMPHOTEC compete with ABELCET. DEPOCYT, an injectable, sustained release formulation of the chemotherapeutic agent cytarabine for the treatment of lymphomatous meningitis, competes with the generic drugs, cytarabine and methotrexate, and ONCASPAR, a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase, competes with ELSPAR(R) (asparaginase) to treat patients with acute lymphoblastic leukemia.

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

         The marketing of pharmaceutical products in the U.S. and abroad is subject to stringent governmental regulation. The sale of any of our products for use in humans in the U.S. will require the prior approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures.

         We cannot assure you that we or our licensees will be able to obtain or maintain FDA or other relevant marketing approval for any of our other products. In addition, any approved products are subject to continuing regulation. If we or our licensees fail to comply with applicable requirements it could result in penalties, fines, recalls or other injunctive or oversight remedies.

         DEPOCYT was approved under the Accelerated Approval regulations of Subpart H of the Food, Drug and Cosmetic Act. These regulations are intended to make promising products for life-threatening diseases available to the market on the basis of preliminary evidence prior to formal demonstration of patient benefit. Approvals granted under Subpart H are provisional and require a written commitment to complete post-approval clinical studies that formally demonstrate patient benefit. Our licensor, SkyePharma, is responsible for conducting the required study. If the FDA determines that such post-approval clinical study fails to demonstrate patient benefit, the registration for DEPOCYT may be subject to withdrawal.

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

         Clinical testing is very costly and can take many years. The failure to demonstrate adequately the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval, which could adversely affect our business and financial performance.

OUR OPERATIONS ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL LAWS AND REGULATIONS.

         Our operations are subject to federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous, toxic and radioactive substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental law will have a material adverse effect on our business, financial condition or results of operations. If, however, we were to become liable for an accident, or if we were to suffer an extended facility shutdown as a result of such contamination, we could incur significant costs, damages and penalties that could harm our business.

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

          The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. In recent years, there have been numerous proposals to change the healthcare system in the U.S. and further proposals are likely. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, government and private third-party payors are increasingly attempting to contain healthcare costs by limiting both the coverage and the level of reimbursement of drug products. For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act), Medicare benefits are provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. This may increase pressure to lower prescription drug prices. The Act also includes other cost containment measures for Medicare in the event Medicare cost increases exceed a certain level, which measures may impose limitations on prescription drug prices. These changes in Medicare reimbursement could have a negative impact on our revenues derived from sales of our products. Moreover, significant uncertainty exists as to the reimbursement status of newly-approved health care products.

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

THE LAW OR FDA POLICY COULD CHANGE AND EXPOSE US TO COMPETITION FROM "GENERIC" OR "FOLLOW-ON" VERSIONS OF OUR PRODUCTS, WHICH COULD ADVERSELY IMPACT OUR BUSINESS.

         Under current U.S. law and FDA policy, generic versions of conventional chemical drug compounds, sometimes referred to as small molecule compounds, may be approved through an abbreviated approval process.

         There is no abbreviated approval process under current law for biological products approved under the Public Health Service Act through a BLA, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of these types of biological products under U.S. law, and the FDA's counterpart in the European Union has recently approved the first such follow-on biological. For example, some have proposed that the FDA allow a generic or follow-on copy of certain therapeutic biologics to be approved under an existing mechanism known as a 505(b)(2) application. A 505(b)(2) application is a form of an NDA, where the applicant does not have a right to reference some of the data being relied upon for approval. Under current regulations, 505(b)(2) applications can be used where the applicant is relying in part on published literature or on findings of safety or effectiveness in another company's NDA. 505(b)(2) applications have not been used to date for therapeutic biologic products. In addition, the use of 505(b)(2) applications even for conventional chemical drug products is the subject of ongoing legal challenge. It is thus not clear what the permitted use of a 505(b)(2) application might be in the future for biologics products, or whether any other proposals on generic or follow-on biologics will be adopted. However, if the law is changed or if the FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our products through an abbreviated approval mechanism, and without conducting full clinical studies of their own, it could adversely affect our business.

RISKS RELATED TO OUR COMMON STOCK, PREFERRED STOCK AND SUBORDINATED NOTES

THE PRICE OF OUR COMMON STOCK HAS BEEN, AND MAY CONTINUE TO BE, VOLATILE WHICH MAY SIGNIFICANTLY AFFECT THE TRADING PRICE OF OUR NOTES.

         Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

         o the level of revenues we generate from our sale of products and royalties we receive,

         o   the losses we incur or the profits we generate,

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

         o announcements of technical innovations or new products by us, our corporate partners or our competitors,

         o   the status of corporate collaborations and supply arrangements,

         o   regulatory approvals,

         o   developments in patent or other proprietary rights,

         o public concern as to the safety and efficacy of products developed by us or others, and

         o   litigation.

         In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could be materially and adversely affected.

EVENTS WITH RESPECT TO OUR SHARE CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. An adverse effect on the price of our common stock may adversely affect the trading price of the notes. We had 43.8 million shares of common stock outstanding as of December 31, 2005. The following securities that may be exercised for, or are convertible into, shares of our common stock were issued and outstanding as of December 31, 2005:

         o Options. Stock options to purchase 6.1 million shares of our common stock at a weighted average exercise price of approximately $14.17 per share; and

         o Convertible Subordinated Notes. Notes which will convert to 5.6 million shares of our common stock at a conversion price of $70.98 as of such date.

         o Restricted stock units. 0.8 million shares of our common stock issuable in respect of outstanding restricted stock units held by officers, employees and directors.

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

OUR NOTES ARE SUBORDINATED TO ALL EXISTING AND FUTURE INDEBTEDNESS.

         Our 4.5% convertible subordinated notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization, or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. We are not prohibited from incurring debt, including senior indebtedness, under the indenture. If we were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected. As of December 31, 2005, we had no senior indebtedness outstanding.

WE MAY BE UNABLE TO REDEEM OUR NOTES UPON A FUNDAMENTAL CHANGE.

         We may be unable to redeem our 4.5% subordinated convertible notes in the event of a fundamental change (defined below). Upon a fundamental change, holders of the notes may require us to redeem all or a portion of the notes. If a fundamental change were to occur, we may not have enough funds to pay the redemption price for all tendered notes. Any future credit agreements or other agreements relating to our indebtedness may contain similar provisions, or expressly prohibit the repurchase of the notes upon a fundamental change or may provide that a fundamental change constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing or redeeming notes, we could seek the consent of our lenders to redeem the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase or redeem the notes. Our failure to redeem tendered notes would constitute an event of default under the indenture. In such circumstances, or if a fundamental change would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would restrict payments to the holders of notes. A "fundamental change" is any transaction or event (whether by means of an exchange offer, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise) in connection with which all or substantially all of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not all or substantially all common stock that:

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

THE MARKET FOR UNRATED DEBT IS SUBJECT TO DISRUPTIONS THAT COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF THE NOTES, OR A MARKET FOR OUR NOTES MAY FAIL TO DEVELOP OR BE SUSTAINED.

         Our 4.5% subordinated convertible notes have not been rated. As a result, holders of the notes have the risks associated with an investment in unrated debt. Historically, the market for unrated debt has been subject to disruptions that have caused substantial volatility in the prices of such securities and greatly reduced liquidity for the holders of such securities. If the notes are traded, they may trade at a discount from their initial offering price, depending on, among other things, prevailing interest rates, the markets for similar securities, general economic conditions and our financial condition, results of operations and prospects. The liquidity of, and trading markets for, the notes also may be adversely affected by general declines in the market for unrated debt. Such declines may adversely affect the liquidity of, and trading markets for, the notes, independent of our financial performance or prospects. In addition, certain regulatory restrictions prohibit certain types of financial institutions from investing in unrated debt, which may further suppress demand for such securities. We cannot assure you that the market for the notes will not be subject to similar disruptions or that any market for our notes will develop or be sustained. Any such disruptions may have an adverse effect on the holders of the notes.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         None.

ITEM 2.  PROPERTIES

         As part of the ABELCET transaction, we assumed ownership of a 56,000 square foot manufacturing facility in Indianapolis, Indiana at which we produce ABELCET for the Products segment and products we manufacture for others on a contract basis (Contract Manufacturing segment). Our Indianapolis facility is not subject to any mortgage.

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

         The research and development activities at the Piscataway facility support the Products and Royalties segments. The manufacturing facility in South Plainfield supports the Products segment. The administrative functions in Bridgewater support all segments.

ITEM 3.  LEGAL PROCEEDINGS

         There is no pending material litigation to which we are a party or to which any of our property is subject.

         In addition, there is a new tax reporting requirement that applies to all public reporting companies:

         o New Section 6707A(e) of the Internal Revenue Code provides that a company, or any entity required to be consolidated with the company for purposes of the Annual Report or Transition Report, must disclose in its Annual Report or Transition Report whether it has been required to pay a penalty to the IRS for failing to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. The disclosure should be made in Item 3, Legal Proceedings.

         We have not been required to pay any penalty to the IRS for failing to make such disclosures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is traded on the NASDAQ National Market under the trading symbol "ENZN".

         The following table sets forth the high and low sale prices for our common stock during the six months ended December 31, 2005 and for the years ended June 30, 2005 and 2004, as reported by the NASDAQ National Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

                                                         High          Low
                                                        -------       ------

SIX MONTHS ENDED DECEMBER 31, 2005
First Quarter (ended September 30, 2005)                  $8.35        $6.36
Second Quarter (ended December 31, 2005)                   7.73         6.59

YEAR ENDED JUNE 30, 2005
First Quarter                                            $16.10       $11.01
Second Quarter                                            16.81        12.69
Third Quarter                                             14.07        10.02
Fourth Quarter                                            10.21         5.70

YEAR ENDED JUNE 30, 2004
First Quarter                                            $13.90       $10.51
Second Quarter                                            12.52        10.28
Third Quarter                                             18.40        11.97
Fourth Quarter                                            16.20        10.86

         As of March 1, 2006, there were 1,499 holders of record of our common stock.

DIVIDENDS

         We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information regarding outstanding options and shares reserved for future issuance under our equity compensation plans as of December 31, 2005 (in thousands, except per share data):


                                                                                                    Remaining
Plan Category                                                  To be issued     Exercise price      available
-------------                                                  --------------  -----------------  ---------------
                                                                     (a)               (b)               (c)
Equity compensation plans approved by security holders              6,114            $14.17             2,318
Equity compensation plans not approved by security holders              -                 -                 -
                                                               --------------  -----------------  ---------------

Total                                                               6,114            $14.17             2,318
                                                               ==============  =================  ===============



(a)  Number of securities to be issued upon exercise of outstanding options.

(b)  Weighted-average exercise price of outstanding options.

(c) Number of securities remaining available for future issuance under equity compensation plans of which 817,000 were reserved for issuance upon vesting of outstanding restricted stock unit awards.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is our selected financial data for the six-month period ended December 31, 2005 and the five fiscal years ended June 30, 2005 (in thousands, except per-share data):

                                             Six Months
                                                Ended                         Year Ended June 30,
                                             December 31,  ---------------------------------------------------------
                                              2005 (1)         2005      2004        2003 (3)      2002     2001
                                             ------------  ----------  ----------  ----------- ---------  ----------
Consolidated Statement of Operations Data:
 Total revenues                              $   73,699     $166,250   $169,571     $146,406     $75,805    $31,588
 Cost of sales                                   23,216       46,023     46,986       28,521       6,078      3,864
 Research and development                        13,985       36,957     34,769       20,969      18,427     13,052
 Write-down of carrying value of
    investment                                        -            -      8,341       27,237           -          -
 Acquired in-process research
    and development                              10,000            -     12,000            -           -          -
 Restructuring charge                                 -        2,053          -            -           -          -
 Write-down of goodwill and
    long-lived assets (2)                       284,101
 Other operating expenses                        35,312       70,642     60,433       39,782      16,687     11,796
                                             ------------  ----------  ----------  ----------- ---------  ----------
     Operating (loss) income                   (292,915)      10,575      7,042       29,897      34,613      2,876
 Investment income, net                           3,248        4,360     13,396        8,942      18,681      8,401
 Interest expense                                (9,841)     (19,829)   (19,829)     (19,828)    (19,829)      (275)
 Other, net                                      (2,776)      (6,768)     6,776       26,938       3,218         11
 Income tax benefit (provision)                  10,947      (77,944)    (3,177)        (223)      9,123        512
                                             ------------  ----------  ----------  ----------- ---------  ----------
    Net (loss) earnings available for
       common stockholders                   $ (291,337)    $(89,606)  $  4,208     $ 45,726    $ 45,806   $ 11,525
                                             ============  ==========  ==========  =========== =========  ==========
 Net (loss) earnings per common share
    Basic                                    $    (6.69)    $ (2.06)   $   0.10     $   1.06    $   1.07   $   0.28
    Diluted                                  $    (6.69)    $ (2.06)   $   0.10     $   1.05    $   1.04   $   0.26

No dividends have been declared

                                                                                   June 30,
                                             December 31,  ---------------------------------------------------------
                                                2005          2005        2004      2003 (3)     2002        2001
                                             ------------  ----------  ----------  ----------- ---------  ----------
Consolidated Balance Sheet Data:
 Current assets                               $ 207,215     $213,882   $179,291     $154,676    $223,291   $457,350
 Current liabilities                             31,146       37,854     31,664       34,345      19,701      9,410
 Total assets (2)                               341,345      650,861    722,410      728,566     610,748    549,675
 Long-term debt                                 394,000      399,000    400,000      400,000     400,000    400,000
 Total stockholders' (deficit)
    equity (2)                                  (83,970)     203,502    289,091      291,584     190,495    138,989
   (2)


(1) The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment", effective July 1, 2005.

(2) The Company recognized an impairment of goodwill and certain long-lived assets in the quarter ended December 31, 2005. Refer to Note 7 of the accompanying consolidated financial statements.

(3) The Company acquired the U.S. and Canadian rights to ABELCET in November 2002. As part of the acquisition, the Company acquired the operating assets associated with the development, manufacture, sales and marketing of ABELCET.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a technology-based, product-driven biopharmaceutical company that is dedicated to the development, manufacture, and commercialization of pharmaceutical products for patients with cancer and other life-threatening diseases. Our primary clinical development and commercial focus is on internally developed or acquired products for oncology and adjacent therapeutic areas where there are serious unmet medical needs. We also leverage our scientific expertise in designing improved versions of pharmaceuticals to obtain commercialization rights in products discovered by others. We operate in three business segments:
Products, Royalties and Contract Manufacturing. Products revenues are comprised of sales of four FDA approved products, ABELCET, ADAGEN, ONCASPAR, and DEPOCYT. We receive royalties and license fees on sales of a number of products by other firms that utilize our proprietary PEGylation platform, including PEG-INTRON(R), marketed by Schering-Plough Corporation, and MACUGEN(R), marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. In addition, we utilize contract manufacturing opportunities to broaden our revenue base and enhance our organizational productivity. Presently, we manufacture three injectable pharmaceutical products for our partners.

         The following significant events occurred during the six months ended December 31, 2005:

o We changed our fiscal year-end from June 30 to December 31 - this may make period-to-period comparisons and analysis of growth rates more difficult.

o We changed the definition of and basis of reporting for operating segments from one reportable segment to three as a result of a number of changes in operations, management and performance measures - prior year data have been recast to conform to the current presentation.

o We recognized impairment in, and wrote-down the carrying amount of, certain intangible assets related to the product ABELCET.

o We recognized an impairment in, and wrote off the carrying value of, goodwill.

o We determined that we were unable to continue to reliably estimate royalty revenues based on preliminary data. As a result, we will now recognize royalty revenue when actual amounts are more reliably known rather than recognizing it on the basis of estimates. In most cases this will be upon receipt of notification from the third-party licensee of royalties earned under the license agreement which is typically in the quarter following the quarter in which the sales occur. This change has no cash flow effect, but did result in reporting substantially lower royalty income during the quarter ended December 31, 2005.

o We adopted, in July 2005, new accounting rules related to expense recognition of share-based compensation. Instead of the disclosure of pro forma earnings effects of awarded stock options, beginning in July, the fair value of such awards is being charged to expense as earned. Prior accounting for restricted stock and restricted stock unit awards has not been affected significantly, although estimated forfeitures are now factored into current expense recognition rather than when the forfeiture occurs.

         As indicated above, effective December 31, 2005, we have changed our fiscal year end from June 30 to December 31. Accordingly, this Transition Report on Form 10-K and the discussion that follows relate to the six months ended December 31, 2005 and the three years ended June 30, 2005. Throughout the following discussion and analysis, comparisons are made to results of operations for the six months ended December 31, 2004 and balance sheet amounts that existed as of December 31, 2004. This 2004 information was derived from our financial information reported on Form 10-Q and was not audited.

         Also as indicated above, during the six months ended December 31, 2005, the Company changed a number of its internal operations, including its operating structure and performance measures, which resulted in a change in its reportable segments. We are now managing our business in three segments rather than one. These segments are Products, Royalties, and Contract Manufacturing. Commencing with the quarter ended December 31, 2005 and going forward, we will report revenues and certain expenses by segment. The discussion that follows is focused on the results of operations by segment, to the extent applicable.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND FISCAL YEARS ENDED JUNE 30, 2005, 2004, AND 2003

         Following are reconciliations of the respective segments' profitability to consolidated (loss) income before income tax on a comparative basis for the periods shown (millions of dollars):

                                 Six Months Ended                              Fiscal Year Ended
                         ----------------------------------    --------------------------------------------------
                          December       %        December      June        %        June         %        June
                            2005       Change      2004         2005      Change     2004       Change     2003
                         ----------    ------    ----------    -------    ------    --------    ------    -------
Products Segment
   (loss) profit           $(267.5)      n.m.       $11.8       $13.6        (50)     $27.0        165     $10.2
Royalty Segment
   profit                     17.8       (15)        20.9        51.4          5       48.8        (38)     78.4
Contract Manufacturing
   (loss) profit              (5.6)      n.m.         2.1         4.4         52        2.9        (19)      3.6
Corporate and other
   expenses                  (47.0)       30        (36.2)      (81.1)        14      (71.3)        54     (46.3)
                         ----------              ----------    -------              --------              -------
(Loss) income
   before income tax       $(302.3)     n.m.        $(1.4)     $(11.7)      n.m.       $7.4       n.m.     $45.9
                         ==========              ==========    =======              ========              =======

         n.m. - not meaningful

        The Company does not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, exploratory and preclinical research and development expenses, depreciation, interest income, interest expense and income taxes.

         The consolidated results of operations for the six months ended December 31, 2005 were significantly affected by non-cash write-downs of intangible assets associated with ABELCET and goodwill totaling $284.1 million. The goodwill write-down also had the effect of generating a tax benefit in the amount of $12.0 million.

         The fiscal year ended June 30, 2005 was affected by a large non-cash income tax charge of $77.9 million representing a reserve against the existing deferred tax assets.

         These and other fluctuations from year to year are discussed at greater length in the analyses that follow.

PRODUCTS SEGMENT

Segment profitability (millions of dollars):

                                  Six Months Ended                             Fiscal Year Ended
                         ----------------------------------    --------------------------------------------------
                          December        %       December       June        %       June          %      June
                            2005       Change       2004         2005     Change     2004       Change    2003
                         ----------    ------    ----------    -------    ------    --------    ------    -------
Revenues                 $   49.4        (9)      $  54.5      $ 99.2        (8)      $107.9         82    $ 59.2
Cost of sales                18.1         4          17.4        34.8        (6)        37.0         59      23.3
Selling & marketing          15.0       (19)         18.5        37.3        22         30.5         85      16.5
Amortization                  6.7        (1)          6.8        13.5         1         13.4         46       9.2
Write-down of goodwill                                              -
and intangibles             277.1      n.m.             -           -         -            -          -         -
                         ----------              ----------    -------              --------              -------
Segment (loss) profit     $(267.5)     n.m.         $11.8       $13.6       (50)     $  27.0        165     $10.2
                         ==========              ==========    =======              ========              =======

            n.m. - not meaningful

         Revenues

         Performance of individual products is provided below (millions of dollars):

                                 Six Months Ended                              Fiscal Year Ended
                         ----------------------------------    --------------------------------------------------
                          December        %       December      June          %      June         %        June
   Product                  2005       Change      2004         2005      Change     2004       Change     2003
--------------           ----------    ------    ----------    -------    ------    --------    ------    -------
ABELCET                     $21.1        (31)      $30.8       $51.2       (24)       $67.7       139       $28.3
ADAGEN                       10.9         10         9.9        19.3        13         17.1         7        16.0
ONCASPAR                     13.0         33         9.8        21.2        17         18.1        46        12.4
DEPOCYT                       4.4         10         4.0         7.5        50          5.0       100         2.5
                         ----------              ----------    -------              --------              -------
Totals                      $49.4         (9)      $54.5       $99.2        (8)      $107.9        82       $59.2
                         ==========              ==========    =======              ========              =======

         Net product sales for the six months ended December 31, 2005 decreased by 9% to $49.4 million over the same period of 2004 as growth in the other products could not overcome the decline in U.S. and Canadian sales of our intravenous antifungal product, ABELCET. The ABELCET sales decline is due to competitive market conditions from both other lipid amphotericin B products and other classes of antifungal products. During the six months ended December 31, 2005, U.S. and Canadian ABELCET sales were down $9.7 million or 31% as compared to the six months ended December 31, 2004 driven mainly by a reduction in volume. The 10% growth in ADAGEN sales for the six months ended December 31, 2005 as compared to the year-earlier period was primarily driven by an increase in the number of patients over the prior year, as well as a higher weighted average price. The $3.2 million or 33% increase in revenue for ONCASPAR was related to the adoption of ONCASPAR in certain protocols by hospitals and cooperative groups resulting in an increase in demand for the product as well as the effect of a price increase in December 2004. DEPOCYT net sales were slightly higher in the most recent six-month period compared to the same prior-year period due primarily to increased use by neuro-oncologists because of its more convenient dosing schedule.

         Net product sales for the fiscal year ended June 30, 2005 decreased by 8% to $99.2 million from the year earlier. The decrease in net product sales was attributable to a decline in U.S. and Canadian sales of our intravenous antifungal product, ABELCET, due to increasingly competitive market conditions. During the year ended June 30, 2005, U.S. and Canadian ABELCET sales declined 24% from the prior year to $51.2 million. ADAGEN net sales were $19.3 million, up 13% over the year ended June 30, 2004. The growth in ADAGEN sales for the year ended June 30, 2005 was primarily driven by an increase in the number of patients over the prior year, as well as a higher weighted-average price. ONCASPAR net sales increased 17% to $21.2 million for the year ended June 30, 2005, from $18.1 million in the twelve-month period ended June 30, 2004 due primarily to a higher weighted average price. DEPOCYT net sales were $7.5 million for the year ended June 30, 2005, as compared to $5.0 million for the year ended June 30, 2004 due primarily to increased demand, which reflects more focused sales and marketing efforts, and to a lesser extent a higher weighted average price.

         Net product sales for the year ended June 30, 2004 increased by 82% to $107.9 million, as compared to the year ended June 30, 2003 due to the acquisitions of the U.S. and Canadian commercialization rights to ABELCET and DEPOCYT during the year ended June 30, 2003, as well as higher sales of ONCASPAR and ADAGEN. During the year ended June 30, 2004, U.S. and Canadian ABELCET sales were $67.7 million, as compared to $28.3 million for the year ended June 30, 2003. In November 2002, we acquired the North American ABELCET business from Elan Plc. Net sales of ADAGEN were $17.1 million for the year ended June 30, 2004, as compared to $16.0 million for the year ended June 30, 2003. ADAGEN's growth reflects an increase in the number of patients receiving ADAGEN therapy. ONCASPAR net sales increased to $18.1 million for the year ended June 30, 2004 compared to $12.4 million for the year ended June 30, 2003. ONCASPAR growth was primarily driven by increased demand, which reflects additional sales and marketing efforts to support the product. In June 2002, we reacquired the North American rights to ONCASPAR from the Sanofi-Aventis. DEPOCYT net sales were $5.0 million for the year ended June 30, 2004, as compared to $2.5 million for the year ended June 30, 2003 primarily due to our December 2002 acquisition of the U.S. and Canadian commercialization rights to DEPOCYT from SkyePharma.

         Since December 2004, a new executive management team has been named and a significant focus is being placed on improving our revenues by supporting our four marketed brands, ABELCET, ADAGEN, ONCASPAR, and DEPOCYT, and expanding their market potential through new initiatives. Despite our efforts, U.S. and Canadian sales of ABELCET may continue to be negatively impacted by the increasingly competitive conditions in the intravenous antifungal market due to the introduction of newer agents from Pfizer, Merck, and Astellas, as well as increased pricing pressure in the lipid-based amphotericin B market. We cannot assure you that our efforts to support our products will be successful or that any particular sales levels of ABELCET, ADAGEN, ONCASPAR, and DEPOCYT will be achieved or maintained.

         Cost of sales

         Cost of sales of marketed products for the six months ended December 31, 2005 was $18.1 million or 37% of sales. This compared to $17.4 million or 32% of sales for the comparable six-month period of 2004. The lower margin earned in the period ended December 31, 2005 was due mainly to an increase in ABELCET inventory costs as a result of negative absorption variances arising from low production volumes. As a result of the quarter ended December 2005 impairment write-down of ABELCET-related intangible assets (see below), amortization being charged to cost of sales will be lower by $0.5 million per year having a modest favorable effect on product costs.

         For the year ended June 30, 2005, cost of sales was $34.8 million or 35% of sales. This was slightly higher than the 34% of sales or $37.0 million experienced for the year ended June 30, 2004. The percentage increase was attributable to inventory write-offs as well as increased capacity costs.

         Cost of sales as a percent of net product sales, improved to 34% for the year ended June 30, 2004 as compared to 39% for the year ended June 30, 2003. The decrease was principally due to the higher 2003 inventory costs as a result of certain purchase accounting adjustments to the inventory acquired with the ABELCET acquisition, which was sold during the year ended June 30, 2003.

         Selling and marketing expenses

         Selling and marketing expenses consist primarily of salaries and benefits for our sales and marketing personnel, as well as other commercial expenses and marketing programs to support our sales force.

         Selling and marketing expenses for the six months ended December 31, 2005 decreased to $15.0 million, as compared to $18.5 million for the six months ended December 31, 2004. The decrease was primarily due to the timing of our investments in sales and marketing programs, the absence of spending related to the cancelled MARQIBO project and the elimination of our Canadian sales force.

         Selling and marketing expenses for the year ended June 30, 2005 increased to $37.3 million, as compared to $30.5 million the year earlier. The increase in sales and marketing costs was attributable to our oncology sales operations, premarketing expenses regarding MARQIBO and our hospital-based sales operations.

         Selling and marketing expenses for the year ended June 30, 2004 increased to $30.5 million, as compared to $16.5 million for the year ended June 30, 2003. The increase was primarily due to increased sales and marketing expenses related to the addition of our U.S. sales force in connection with our acquisition of ABELCET and the continued build out of a sales and marketing presence in oncology for ONCASPAR and DEPOCYT.

         Amortization of acquired intangibles

         Amortization expense was $6.7 million for the six months ended December 31, 2005, as compared to $6.8 million for the six months ended December 31, 2004. Amortization expense was $13.5 million for the year ended June 30, 2005, as compared to $13.4 million for the year ended June 30, 2004 and $9.2 million for the year ended June 30, 2003. Amortization expense is related to the intangible assets acquired in connection with the ABELCET acquisition during November 2002. Amortization of intangible assets has been provided over their estimated lives ranging from 3-15 years on a straight-line basis.

         As a result of the December 2005 impairment write-down of ABELCET-related intangible assets (see below), amortization expense will be approximately $0.7 million per year through 2014.

         Research and development expenses

         There has been minimal research and development spending directly related to currently marketed products. Also, the research projects that had been in progress have been terminated and replaced with preclinical programs. At some point in the future, spending necessary to maintain or expand marketed products may be charged to the Products segment.

         Write-down of goodwill and intangible assets

         The majority of our intangible assets were acquired in November 2002 with the acquisition of ABELCET. Beginning in late 2004 and continuing through 2005, we experienced a decline in sales of ABELCET primarily attributable to increased competition in the antifungal market. ABELCET sales have historically averaged approximately $15.0 million to $16.0 million per quarter, however in late 2004 and into 2005, ABELCET sales have declined to approximately $11.0 million per quarter. In November 2005, we completed a long-term strategic plan that indicates the revenues from sales of ABELCET may not recover to historical levels. In light of this impairment indicator, we engaged an independent valuation specialist to determine the fair value of the ABELCET assets and test for impairment in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets".

         Initial testing disclosed that the future undiscounted net cash flows to be generated by the assets were insufficient to cover the carrying value of the ABELCET-related intangibles. The fair value of these intangible assets was then calculated and a non-cash impairment charge was recognized in the Products segment for the excess of carrying amount over fair value in the aggregate amount of $133.1 million during the six months ended December 31, 2005.

         Effective in the quarter ended December 31, 2005, we changed the manner in which we manage and evaluate the performance of our operations, which resulted in a change to our business segmentation and the identification of our related reporting units. This new segmentation necessitated the allocation of our existing goodwill to the newly identified reporting units on a relative fair value basis. Further, we considered the historical declining performance of ABELCET and the impairment recognized to the related intangible assets to be indicators that our Products segment goodwill may be impaired. We engaged an independent valuation firm to perform a valuation of our reporting units, to assist us with the allocation of our goodwill and estimate the fair value of assets using a discounted cash flow analysis. The allocation process resulted in the Products segment being assigned $144.0 million of goodwill. The ensuing testing to estimate the implied fair value of this goodwill disclosed that it was impaired in its entirety. Accordingly, a non-cash impairment loss related to goodwill was recorded in the amount of $144.0 million in the Products segment during the six months ended December 31, 2005.

ROYALTIES SEGMENT

(millions of dollars)

                              Six Months Ended                               Fiscal Year Ended
                     ----------------------------------     -----------------------------------------------------
                      December        %        December     June         %        June         %         June
                       2005         Change      2004        2005       Change     2004       Change      2003
                     ----------     -----     ---------     ------     -----     -------     -----     ----------
Royalty revenue         $15.3         (24)       $20.2       $49.8        4        $47.8     (39)        $77.6
Contract revenue          2.5         257          0.7         1.6       60          1.0      25           0.8
                     ----------               ---------     ------               -------               ----------
Total royalties         $17.8         (15)       $20.9       $51.4        5        $48.8     (38)        $78.4
                     ==========               =========     ======               =======               ==========

         Total royalties for the six months ended December 31, 2005 decreased 15% to $17.8 million as compared to $20.9 million during the comparable six-month period ended December 31, 2004, due primarily to a one-quarter deferral of royalty revenue recognition. The majority of total royalties is comprised of royalty revenue we receive on sales of PEG-INTRON, but also includes other royalty revenue, certain license revenues and contract revenues related to the application of our technology to other firms' products. No operating expenses are allocated to the Royalties segment.

         We have historically been able to reasonably estimate our royalty revenue under our license arrangements principally using historical trends. However, during recent periods, we have observed greater fluctuations in royalty income estimates under these arrangements. Our ability to estimate third-party licensee global net sales and the future royalty payments to be received has become more difficult due to the volatility that has arisen as a result of the expansion in the number of products sold by licensees, the entry of licensees into new geographic territories and the effects of competition on the licensees' net sales. Royalties are a material component of total revenues and as the timeline for reporting of financial information shortens, the need for improved estimating procedures has been heightened. We believe we can no longer reasonably estimate royalty income that we have earned but that has not yet been communicated by the third party licensee. We recognize royalty revenue when it can reasonably be estimated and collection is reasonably assured, which beginning with the quarter ended December 31, 2005, is the notification from the third party licensee of the royalties earned under the license agreement. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur. This change resulted in a one-time reduction in royalty revenue for the quarter ended December 31, 2005. Royalty revenue that previously would have been recognized in the quarter ended December 31, 2005 will now be recognized upon notification from the third-party licensee, which will be in the quarter ending March 31, 2006. This change has no effect on our cash flow.

         Because of this change, the six-month period ended December 31, 2005 represents essentially just one-quarter's royalty revenues. This is principally the royalty received on the sales that occurred during the quarter ended September 30, 2005 of PEG-INTRON. The amount of total royalties reported in the quarter ended September 30, 2005 was $15.5 million. The additional total royalties reported for the six months ended December 31, 2005 of $2.3 million includes fees associated with the discontinuation of the research collaboration with Micromet. In subsequent fiscal years, four full quarters' royalty revenue will be reported.

         Total royalties for the year ended June 30, 2005 increased to $51.4 million, as compared to $48.8 million for the year ended June 30, 2004. The improvement in total royalties over the prior year was due to the January 2005 launch of MACUGEN in the U.S. for the treatment of neovascular (wet) age-related macular degeneration (AMD), an eye disease associated with aging that destroys central vision, and to a lesser extent the December 2004 launch of PEG-INTRON combination therapy in Japan. Under a strategic alliance we formed in 2002 with Nektar, Nektar provides OSI Pharmaceuticals with PEGylation technology for use in MACUGEN and we receive a share of the royalties Nektar receives from OSI Pharmaceuticals.

         Total royalties for the year ended June 30, 2004 decreased to $48.8 million compared to $78.4 million for the year ended June 30, 2003. The decrease was primarily due to increased competition, as well as contracting market conditions. In December 2002, Hoffmann-La Roche launched a PEGylated interferon-based combination therapy for hepatitis C that competes directly with Schering-Plough's PEG-INTRON combination therapy. Prior to December 2002, PEG-INTRON was the only approved PEGylated interferon.

         Due to the December 2004 launch of PEG-INTRON combination therapy in Japan, we believe royalties from sales of PEG-INTRON may continue to be positively impacted in the near term. In September 2005, Hoffmann-LaRoche reported that it received fast-track review in Japan for its PEGylated interferon-based combination therapy with approval expected in the third quarter of calendar 2006. In markets outside of Japan, PEG-INTRON competes in a highly competitive market that Schering-Plough has reported is contracting. We cannot assure you that the positive impact of sales of PEG-INTRON in Japan will offset this market contraction and competitive conditions or that any particular sales levels of PEG-INTRON will be achieved or maintained.

         Costs and expenses

         Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

CONTRACT MANUFACTURING SEGMENT

         Contract manufacturing revenues are comprised of revenues from the manufacture of MYOCET and ABELCET for the European market, and to a lesser extent, the manufacture of an injectable multivitamin, MVI, for Mayne. Our contract manufacturing revenue commenced in November 2002, when we entered into a long-term manufacturing and supply agreement with Elan for the manufacture of MYOCET and ABELCET for the European market in connection with our acquisition of the U.S. and Canadian ABELCET business. Corporate costs and expenses are not allocated to the segment reporting level.

(millions of dollars)

                                    Six Months Ended                             Fiscal Year Ended
                            ----------------------------------    -------------------------------------------------
                             December        %       December      June        %        June        %        June
   Product                     2005       Change      2004         2005      Change     2004      Change     2003
--------------              ----------    ------    ----------    -------    ------    -------    ------    -------
Revenues                      $ 6.5        (19)        $8.0       $15.6        21       $12.9       48         $8.7
Cost of sales                   5.1        (14)         5.9        11.2        12        10.0      n.m.         5.1
Write-down of goodwill          7.0        n.m.           -           -           -         -        -            -
                            ----------              ----------    -------              -------              -------
Segment (loss) profit         $(5.6)       n.m.        $2.1       $ 4.4        52       $ 2.9      (19)        $3.6
                            ==========              ==========    =======              =======              =======

         n.m. - not meaningful

         Revenues

         Contract manufacturing revenue for the six months ended December 31, 2005 was $6.5 million. This compares to $8.0 million for the comparable period of 2004. The decrease in contract manufacturing revenue was attributable to the timing of sales of MVI offset partially by an increase in our sales of our intravenous antifungal product, ABELCET, to the European market.

         Contract manufacturing revenue for the year ended June 30, 2005 was $15.6 million compared to $12.9 million for the year ended June 30, 2004 and $8.7 million for the year ended June 30, 2003. During February 2004, Elan sold its European sales and marketing business to Zeneus Pharma, Ltd. (Zeneus). Transfer of our manufacturing and supply agreement was part of this transaction. Approximately $1.7 million of the $12.9 million of contract manufacturing revenue recorded during the year ended June 30, 2004 related to a payment that had not previously been recognized as revenue due to uncertainty about the contractual amount due. The increase in contract manufacturing revenue in 2005 was due to an increase in volume.

         Cost of sales

         Cost of sales for contract manufacturing for the six months ended December 31, 2005 was $5.1 million or 78% of sales. This compared to $5.9 million or 74% of sales for the comparable six-month period of 2004. The increase in cost as a percent of sales was attributable to lower production volumes in 2005 which resulted in a proportionate increase in fixed costs being allocated to the units produced.

         Cost of sales for the contract manufacturing segment, as a percentage of net contract manufacturing revenue, decreased to 72% for the year ended June 30, 2005 as compared to 78% for the year ended June 30, 2004. The decrease was attributable to reduced capacity costs.

         Cost of sales for contract manufacturing was $10.0 million or 78% of sales for the year ended June 30, 2004. A favorable effect for the year ended June 30, 2004 of $1.7 million of contract manufacturing revenue which related to the above-referenced payment from Elan Plc for invoices that had no related cost of sales for the period was more than offset by $2.1 million of costs related to failed manufacturing batches.

         Cost of sales for the year ended June 30, 2003 was not reflective of subsequent periods due in part to the fact that the operations began in November 2002 with the acquisition of ABELCET.

         Write-down of goodwill

         The Contract Manufacturing segment was allocated $7.0 million of goodwill in connection with the redefinition of segments described above in the Products segment. A similar test, as described above, for impairment disclosed that the full amount of goodwill allocated to Contract Manufacturing was impaired and, accordingly, was written off.

NON-U.S. REVENUE

          We had export sales and royalties recognized on export sales of $21.0 million for the six months ended December 31, 2005; $52.3 million for the year ended June 30, 2005; $44.3 million for the year ended June 30, 2004 and $40.2 million for the year ended June 30, 2003. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $14.1 million, $36.7 million, $34.7 million and $35.6 million, for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively. Enzon non-U.S. product sales and royalties are denominated in U.S. dollars and are included in total revenues.

CORPORATE AND OTHER EXPENSE

(millions of dollars)

                                 Six Months Ended                              Fiscal Year Ended
                         ----------------------------------    --------------------------------------------------
                          December        %       December      June        %        June         %        June
   Product                  2005       Change      2004         2005      Change     2004       Change     2003
--------------           ----------    ------    ----------    -------    ------    --------    ------    -------
Research and
Development                 $14.0       (25)        $18.7        $37.0        6      $34.8        66       $21.0
                         ----------              ----------    -------              --------              -------
General and
administrative               13.6        81           7.5         19.8       20       16.5        17        14.1
                         ----------              ----------    -------              --------              -------
Write-down of carrying
value of investments            -         -             -            -      n.m.       8.3      n.m.        27.2
                         ----------              ----------    -------              --------              -------
Acquired in-process
research and
development                  10.0       n.m.            -            -      n.m.      12.0      n.m.           -
                         ----------              ----------    -------              --------              -------
Restructuring charge            -         -             -          2.1      n.m.         -                     -
                         ----------              ----------    -------              --------              -------
Other income (expense):
   Interest expense           9.8        (1)          9.9         19.8        -       19.8        -         19.8
   Investment income         (3.2)       88          (1.7)        (4.4)     (67)     (13.4)      51         (8.9)
   Merger
   termination fee              -                       -            -                   -      n.m.       (26.9)
   Other, net                 2.8        40           1.8          6.8      n.m.      (6.7)                    -
                         ----------              ----------    -------              --------              -------
                              9.4        (6)         10.0         22.2                (0.3)                (16.0)
                         ----------              ----------    -------              --------              -------
    Corporate Costs         $47.0        30         $36.2        $81.1       14      $71.3       54        $46.3
                         ==========              ==========    =======              ========              =======

         n.m. - not meaningful

         Research and development expense

         Research and development expenses consist primarily of salaries and benefits; patent filing fees; contractor and consulting fees, principally related to clinical and regulatory projects; costs related to research and development partnerships or licenses; drug supplies for clinical and preclinical activities; as well as other research supplies and allocated facilities charges.

         Research and development expenses decreased to $14.0 million for the six months ended December 31, 2005, as compared to $18.7 million for the six months ended December 31, 2004. The decrease was attributable to decreased costs related to termination of further development of MARQIBO of approximately $2.9 million, as well as decreased spending of $2.1 million related to clinical and preclinical development programs, which was primarily attributable to the termination of our clinical development programs and $2.2 million related to personnel - related expenses. Offsetting these declines, in part, were increased costs of $2.5 million related to the Micromet termination agreement.

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

          Research and development expenses increased to $34.8 million for the year ended June 30, 2004, as compared to $21.0 million for the year ended June 30, 2003. The increase was primarily due to increased spending related to our antibody collaboration with Micromet; our clinical development programs for Pegamotecan and a U.S. formulation of ATG Fresenius S; a partnership with Inex for MARQIBO; preclinical programs; and personnel-related expenses.

         General and administrative expense

         General and administrative expenses consist primarily of salaries and benefits for the support functions; outside professional services for accounting, audit, tax, legal, and investor activities; and allocations of facilities costs.

         For the six months ended December 31, 2005, general and administrative expenses amounted to $13.6 million compared to $7.5 million for the six months ended December 31, 2004. The increase in general and administrative costs was primarily attributable to increased accounting and related fees associated with our Sarbanes-Oxley Act compliance activities related in part to the change in fiscal year. In addition, there was an increase in personnel-related costs, including employee search fees and relocation expenses.

         General and administrative expenses for the year ended June 30, 2005 increased to $19.8 million, as compared to $16.5 million for the year ended June 30, 2004. The increase in general and administrative costs was primarily attributable to increased accounting and related fees associated with our Sarbanes-Oxley Act compliance activities, as well as an increase in personnel-related costs, including executive-level search fees and relocation expenses.

         General and administrative expenses for the year ended June 30, 2004 increased to $16.5 million, as compared to $14.1 million in 2003. The increase was primarily due to increased salaries, insurance and executive search expenses.

         Write-down of  carrying value of  investment

         During the year ended June 30, 2004, we recorded a write-down of the carrying value of our investment in Micromet that resulted in a non-cash charge of $8.3 million. In April 2002, we entered into an agreement with Micromet, which was amended in June 2004, related to antibody-based therapeutics. In connection with the April 2002 agreement, we made an $8.3 million investment in Micromet in the form of a convertible note that was payable to us in March 2007 and bore interest at an annual rate of 3%. This note was convertible into Micromet common stock at the election of either party. Our decision to write-down the note was based on a decline in the estimated fair value of this investment that was deemed to be other-than-temporary. Subsequently, in November 2005, we terminated the research collaboration and converted the note into common shares of Micromet. We continue to carry the shares at the written-down zero basis of the note.

         During the year ended June 30, 2003, we recorded a write-down of the carrying value of our investment in Nektar that resulted in a non-cash charge of $27.2 million. As part of our January 2002 agreement with Nektar, we purchased $40.0 million of newly issued Nektar convertible preferred stock that was convertible into Nektar common stock at a conversion price of $22.79 per share. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, and additional investments. As a result of a continued decline in the price of Nektar's common stock that was determined to be other-than-temporary, we recorded a write-down of the carrying value of our investment in Nektar. The adjustment was calculated based on an assessment of the fair value of the investment at the time of the write-down. Subsequently, the preferred shares were converted into Nektar common stock and all of this common stock has been sold in January and February 2006. See discussion of other income (expense) below.

         Acquired in-process research and development

         Acquired in-process research and development for the six months ended December 31, 2005, of $10.0 million was attributable to the execution of a license agreement with NatImmune in September 2005 for the clinical development of recombinant human Mannose-binding Lectin. Mannose-binding Lectin is a naturally occurring human plasma protein that plays a key role in the immune system's first-line defense against infection.

         Acquired in-process research and development for the year ended June 30, 2004 was $12.0 million. This expense was attributable to an up-front payment that we made to Inex related to the execution of a partnership for the clinical development of MARQIBO.

         Restructuring charge

         During the year ended June 30, 2005, we incurred charges totaling $2.1 million pertaining to a realignment of our costs through a restructuring. This decision was based on the aforementioned increasingly competitive conditions in the intravenous antifungal market, as well as the discontinuation of certain research and development projects. The charges were primarily attributable to employee termination benefits.

         Other income (expense)

         Other income (expense) for the six months ended December 31, 2005, the six months ended December 31, 2004, and the year ended June 30, 2005 was an expense of $9.4 million, $10.0 million and $22.2 million, respectively, as compared to income of $0.3 million for the year ended June 30, 2004 and income of $16.0 million for the year end June 30, 2003. Other income (expense) includes: net investment income, interest expense, and other, net. Other income (expense) for the year ended June 30, 2003 also included income related to a merger termination fee.

         Interest expense was $9.8 million for the six months ended December 31, 2005, $9.9 million for the six months ended December 31, 2004 and $19.8 million for each of the years ended June 30, 2005, 2004, and 2003. Interest expense is related to the 4.5% convertible subordinated notes, which were outstanding for each of the periods.

         Net investment income for the six months ended December 31, 2005 increased by $1.5 million to $3.2 million, as compared to $1.7 million for the six months ended December 31, 2004. This increase was principally due to the increase in interest income in our interest-bearing investments.

         Net investment income for the year ended June 30, 2005 decreased by $9.0 million to $4.4 million, as compared to $13.4 million for the year ended June 30, 2004. This decrease was principally due to the prior year's sale of 880,075 shares of Nektar Therapeutics common stock that resulted in the net gain of approximately $11.0 million, recorded during the year ended June 30, 2004. This decrease in investment income was partially offset by a $2.0 million increase in interest income for the year ended June 30, 2005, as compared to the year ended June 30, 2004.

         Net investment income for the year ended June 30, 2004 increased by $4.5 million to $13.4 million for the year ended June 30, 2004, as compared to $8.9 million for the year ended June 30, 2003. The increase was primarily due to a net realized gain of $11.0 million principally related to the sale of approximately 50% of our investment in Nektar. The increase was partially offset by a decrease in our interest-bearing investments as a result of the previous year's purchase of the U.S. and Canadian rights to ABELCET in November 2002 for a cash payment of $360.0 million plus acquisition costs, as well as a decrease in interest rates.

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

         Other, net is primarily related to the 1.5 million shares of NPS common stock we received under a June 2003 merger termination agreement and a financial instrument we entered into to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the Collar). For the six months ended December 31, 2005, other, net was an expense of $2.8 million compared to an expense of $1.8 million for the comparable prior-year period. For the year ended June 30, 2005, other, net was an expense of $6.8 million, as compared to income of $6.7 million for the year ended June 30, 2004. During each of the six-month periods ended December 31, 2005 and 2004, the Company sold 375,000 shares of NPS common stock it held and 375,000 shares of the Collar instrument matured. This resulted in the recognition of losses of $3.5 million and $1.3 million as components of other income (expense) for the six-month periods ended December 31, 2005 and 2004, respectively. The Company received cash proceeds from the settlement of the collar totaling $7.5 million in each of the six-month periods.

         During the year ended June 30, 2005, we realized a loss of $0.6 million related to the sale and repurchase of 375,000 shares of NPS common stock, an unrealized gain of $1.5 million related to change in the fair value of the Collar, and a realized loss of $8.4 million related to the maturation of a portion of the Collar and the sale of the underlying shares. These amounts were partially offset by other miscellaneous non-operating income of $0.7 million for the year ended June 30, 2005.

         For the year ended June 30, 2004, other income was $6.7 million. During the year ended June 30, 2004, we recognized an unrealized gain of $2.3 million related to the change in the fair value of our NPS common stock a realized gain of $2.4 million related to the sale and repurchase of 1.1 million shares of NPS common stock, and an unrealized gain of $1.7 million related to change in the fair value of the Collar. There was $0.3 million of other miscellaneous non-operating income for the year ended June 30, 2004.

         For a more detailed description of our Merger Termination Agreement with NPS and the Collar see Note 13 to the Notes to the accompanying Consolidated Financial Statements - Merger Termination Agreement.

         Income taxes

         For the six months ended December 31, 2005, we recognized a non-cash net tax benefit of approximately $10.9 million for federal and state purposes, as compared to a net tax benefit of $0.5 million for the six months ended December 31, 2004. Income tax benefit for the six months ended December 31, 2005 is primarily the result of the Company's write-off of goodwill. A deferred tax liability had been accreting due to goodwill being amortized for tax purposes but not for books. This deferred tax liability is now converted into a deferred tax asset against which a valuation allowance was established. Also, during the six months ended December 31, 2005, we sold approximately $3.1 million of our state net operating loss carryforwards not expected to be useable by us for proceeds of $0.2 million (which was recorded as a tax benefit) and we recorded state tax expense of $0.2 million and foreign tax expense of $0.1 million.

         During the year ended June 30, 2005, we recorded a non-cash charge of $78.0 million, which represents a full reserve against our existing net deferred tax assets of $68.2 million, a deferred tax liability charge of $10.6 million associated with our goodwill, as well as a $0.8 million income tax provision for the twelve months ended June 30, 2005. This charge was determined based on our assessment of the likelihood that we will benefit from these assets. Realizing a benefit is ultimately dependent on our ability to generate sufficient future taxable income prior to the expiration of the tax benefits that are recognized as deferred tax assets on our balance sheet. Based on an analysis of the continued decline in our ABELCET revenues, coupled with projected continuing funding of research and development, we determined that it was not more likely than not that we would realize the tax benefits attributable to our deferred tax assets.

         For the year ended June 30, 2004 we recognized a net tax expense of approximately $3.2 million for federal and state purposes, as compared to net tax expense of $0.2 million for the year ended June 30, 2003. Income tax expense for the year ended June 30, 2004 is comprised of a tax provision for income taxes payable and a charge of $2.7 million primarily related to an increase in our valuation allowance for certain research and development tax credits and capital losses based on our assessment that it was not more likely than not that we would be able to utilize these assets. During the year ended June 30, 2004, we sold approximately $3.2 million of our state net operating loss carryforwards for proceeds of $0.3 million (which was recorded as a tax benefit) and we purchased approximately $23.5 million of gross state net operating loss carryforwards for $1.5 million.

         For the year ended June 30, 2003, we recognized net tax expense of approximately $0.2 million. Certain tax expense, primarily related to the NPS settlement in June 2003, was offset by the reduction in the valuation allowance based on our net operating loss carryforwards expected to be utilized in the future. We believed it was more likely than not that we would be able to utilize the majority of our net operating loss carryforwards and tax credits, and we therefore recognized $67.5 million of net deferred tax assets. Of these assets, approximately $54.7 million related to net operating losses from stock option exercises which, pursuant to SFAS No. 109, "Accounting for Income Taxes", was recorded as an increase in additional paid in capital and not as a credit to income tax expense. The remaining benefit from the reduction of the valuation allowance totaled $11.2 million and was recorded as an income tax benefit in the Statement of Operations. During the year ended June 30, 2003, we sold approximately $6.0 million of our state net operating loss carryforwards for proceeds of $0.5 million (which was recorded as a tax benefit) and we purchased approximately $11.8 million of gross state net operating loss carryforwards for $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

         Total cash reserves, including cash, cash equivalents short-term investments, and marketable securities, as of December 31, 2005 were $226.6 million, as compared to $225.1 million as of June 30, 2005. The increase in cash reserves is the result of net cash provided by operating activities and net proceeds from the sale of equity securities, primarily related to the sale of 375,000 shares of NPS common stock which resulted in cash proceeds of $7.5 million offset by a $10.0 million payment to NatImmune for the execution of a license agreement.

         During the six months ended December 31, 2005, net cash provided by operating activities was $13.4 million compared to $17.9 million for the six months ended December 31, 2004, down principally due to lower earnings. The reported net loss for the six months ended December 31, 2005 of $291.3 million, adjusted for non-cash items such as write-downs of goodwill and intangibles impairments depreciation and amortization aggregating $300.3 million, indicates a positive contribution to cash flows from operations of approximately $9.0 million. Net changes in operating assets and liabilities of $5.2 million and excluding the loss of $3.5 million on the sale of an equity investment comprise the balance. Net operating asset changes include a significant reduction in accounts receivable due to the absence of royalty revenue in the quarter. The $17.9 million of net cash provided by operating activities for the six months ended December 31, 2004 was derived primarily from the reported net loss for the period of $0.9 million adjusted for non-cash charges such as depreciation and amortization totaling approximately $13.5 million. Net changes in operating assets and liabilities and other items made up the remainder of cash provided by operations.

         During the year ended June 30, 2005, net cash provided by operating activities was $22.3 million, as compared to $37.1 million for the year ended June 30, 2004. Cash provided by operating activities during the year ended June 30, 2005 consisted of our net loss of $89.6 million offset by a net increase in our operating assets and liabilities of $9.6 million and non-cash reconciling items related to (i) an increase in the valuation allowance associated with our deferred tax assets of $79.4 million, (ii) depreciation and amortization charges of $22.7 million, (iii) a gain recognized on the sale of equity investments of $12.9 million, and (iv) other adjustments of $6.5 million.

         Cash provided by investing activities totaled $12.1 million for the six months ended December 31, 2005 compared to cash used in investing activities of $40.1 million for the six months ended December 31, 2004. During the six months ended December 31, 2005, net activity in marketable securities was a $19.1 million cash inflow. In addition, $7.5 million was received on the sale of 375,000 shares of NPS common stock. Partially offsetting these net inflows were expenditures for property and equipment purchases of $4.4 million and for acquired in-process research and development of $10.0 million. Net cash used in investing activities totaled $43.6 million for the year ended June 30, 2005, as compared to $26.8 million for the year ended June 30, 2004. Cash used in investing activities during the year ended June 30, 2005 consisted of net cash used for purchases of marketable securities of $71.2 million and capital expenditures of $3.1 million, offset in part by cash proceeds of $30.7 million from the sale of equity securities, of which $22.5 million was related to the sale of 1.1 million shares of NPS common stock.

         Net cash used in financing activities for the six months ended December 31, 2005 was $4.6 million, as compared to $0.3 million for the six months ended December 31, 2004. Net cash used in financing activities for the year ended June 30, 2005 was $0.6 million, as compared to net cash provided by financing activities of $0.5 million, for the year ended June 30, 2004. Net cash used in financing activities for the six months ended December 31, 2005 consisted of $4.6 million related to the redemption of a portion of our convertible notes, offset in part by cash proceeds from common stock issued under our stock option plans. Cash used in financing activities for the year ended June 30, 2005 consisted of $0.8 million related to the redemption of a portion of our convertible notes, offset in part by cash proceeds of $0.2 million from common stock issued under our stock option plans.

         As of December 31, 2005, we had $394.0 million of convertible subordinated notes outstanding that bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $8.9 million and $9.0 million, respectively as of December 31, 2005 and June 30, 2005. In October 2005, we redeemed approximately $5.0 million in aggregate principal amount and accrued interest of the notes in exchange for a cash payment of $4.7 million, which includes a principal payment of $4.6 million and accrued interest of $0.1 million. In May 2005, through a privately negotiated transaction, we redeemed approximately $1.0 million of the notes in exchange for a cash payment comprised of $0.8 million representing the aggregate principal amount and $0.1 million representing accrued interest. Our Board of Directors has authorized us to, and we may, make additional privately negotiated repurchases of the notes from time to time at the discretion of our senior management. For a more detailed description of the terms of our convertible subordinated notes see "Contractual Obligations" below.

         Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; short-term investments; marketable and equity securities; sales of ABELCET, ADAGEN, ONCASPAR and DEPOCYT; royalties earned, which are primarily related to sales of PEG-INTRON; and contract manufacturing revenue. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future; however we may refinance or seek new financing to meet the payments due upon maturity of our convertible subordinated notes in 2008. (See Risk Factors - "We will need to obtain additional financing to meet our future capital needs and repay our outstanding debt, and this financing may not be available when we need it.")

         While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we will likely seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

         As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2005, we are not involved in any SPE transactions.

CONTRACTUAL OBLIGATIONS

         Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, our convertible subordinated notes and our license agreements with collaborative partners.

         As of December 31, 2005, we had $394.0 million of convertible subordinated notes outstanding that bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. Accrued interest on the notes was $8.9 million as of December 31, 2005 which was paid on January 3, 2006. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. Since July 7, 2004, we may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.

         In November 2005, we terminated our collaboration agreement with Micromet, various settlements were made and a note payable by Micromet to Enzon was converted into shares of Micromet common stock. The settlements resulted in a net cash payment by Enzon of $1.4 million, recognition of license fees of $0.8 million partially offsetting a charge to research and development expense of $2.5 million. We had entered into the agreement with Micromet in April 2002 to identify and develop antibody-based therapeutics. In June 2004 we amended this agreement and extended the collaboration until September 2007. We had an obligation to fund 50% of research and development expenses for certain activities relating to SCA for the collaboration through September 2007.

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

         Under our exclusive license for the right to sell, market and distribute SkyePharma's DEPOCYT product, we are required to purchase minimum levels of finished product of $5.0 million for each calendar year. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annualized run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25 million for four consecutive quarters. We are also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment is incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007. To date, SkyePharma has not been entitled to any of the milestone payments defined under the agreement.

         In September 2005, the Company entered into a license agreement with NatImmune A/S (NatImmune) for NatImmune's lead development compound, recombinant human Mannose-binding Lectin (rhMBL), a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, the Company received exclusive worldwide rights, excluding the Nordic countries, and is responsible for the development, manufacture, and marketing of rhMBL. The $10.0 million upfront cost of the license agreement was charged to in-process research and development in the three months ended September 30, 2005. The Company will be responsible for making additional payments upon the successful completion of certain clinical development, regulatory, and sales-based milestones. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by Enzon and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.

         In January 2006, we terminated our development and supply agreement entered into in June 2003 with, and returned our rights to ATG-Fresenius S to, Fresenius Biotech. The development and supply agreement with Fresenius Biotech provided us with exclusive development and distribution rights in the U.S. and Canada for a new formulation of the polyclonal antibody preparation, ATG-Fresenius S. In September 2004, we made a milestone payment to Fresenius Biotech of $1.0 million upon U.S. Food and Drug Administration (FDA) approval of the first IND.

         For a transition period, we are continuing to fulfill our clinical and regulatory obligations related to the current ongoing clinical trial for ATG-Fresenius S and Fresenius Biotech is reimbursing us for certain costs related to those obligations. Fresenius Biotech will be responsible for any further clinical development activities for ATG-Fresenius S beyond the transition period.

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

         The Company leases three facilities in New Jersey. Future minimum lease payments and commitments for operating leases total $14.2 million at December 31, 2005.

         Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.

         The following chart represents our contractual cash obligations aggregated by type as of December 31, 2005 (in millions):

                                                                          Payments due by period
                                                           ------------------------------------------------------
                                                                        Less                             More
                                                                       than 1     1 - 3      4 - 5       than 5
Contractual Obligations and Commercial Commitments (1)      Total       Year      Years      Years       years
---------------------------------------------------        ---------  ---------  ---------  ---------  ----------
Long-term debt including current portion (2)                $394.0    $    -      $394.0     $    -      $   -
Operating lease obligations                                   14.2       1.7         2.7        1.7        8.1
Inventory purchase obligations                                36.1       6.1        10.0       10.0       10.0
License fee (3)                                               35.0      35.0           -          -          -
Interest due on long-term debt                                44.3      17.7        26.6          -          -
                                                           ---------  ---------  ---------  ---------  ----------
Totals                                                      $523.6     $60.5      $433.3      $11.7      $18.1
                                                           =========  =========  =========  =========  ==========

         (1) The table does not include milestone commitments of $94.0 million that are only payable upon the occurrence of future events.

         (2) Our convertible notes are payable on July 1, 2008.

         (3) Amended agreement, effective January 1, 2006, with Sanofi-Aventis regarding ONCASPAR.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         A critical accounting policy is one that is both important to the portrayal of a company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

         Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All professional accounting standards effective as of December 31, 2005 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

         We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

         During the six months ended December 31, 2005, accounting policies and estimates related to revenue recognition, share-based payments, fair value of long-lived assets and goodwill impairment had particular significance to our financial statements and results of operations. Royalty revenue recognition will no longer be estimated based on historical trends. New accounting policies relating to share-based payments were adopted effective July 1, 2005, whereby assumptions relating to the volatility of Enzon stock price and option forfeiture rates, among others, will have an effect on compensation expense. Independent valuations were performed of ABELCET-related intangible assets that involved numerous assumptions and estimates including future cash flows and discount rates. As a result of a change in segments, goodwill was allocated to reporting units and tested for impairment which also involved an independent valuation study. Each of these accounting policies and the estimates employed is discussed below.

REVENUES

         Revenues from product sales and contract manufacturing revenue are recognized when title passes to the customer, generally at the time of shipment. For product sales we also recorded a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals.

         The majority of our net product sales are to wholesale distributors who resell the products to the end customers. We provide chargeback payments to these distributors based on their sales to members of buying groups at prices determined under a contract between Enzon and the member. Administrative fees are paid to buying groups based on the total amount of purchases by their members. We estimate the amount of the chargeback that will be paid using (a) channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel, and
(b) historical trends; adjusted for current changes. The settlement of the chargebacks generally occurs within three months after the sale to the wholesaler. We regularly analyze the historical chargeback trends and make adjustments to recorded reserves for changes in trends.

         In addition, state agencies that administer various programs, such as the U.S. Medicaid programs, receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. In determining the appropriate accrual amount, we use
(a) channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel,
(b) our historical Medicaid rebate and administrative fee payments by product as a percentage of our historical sales, and (c) any significant changes in sales trends. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the lag time between sale and payment of a rebate, which can range up to nine months, and the level of reimbursement by state agencies.

         The following is a summary of reductions of gross sales accrued as of December 31, 2005 and June 30, 2005 (in thousands):

                                           December 31, 2005         June 30, 2005
                                          --------------------     -----------------
   Accounts Receivable Reductions
         Chargebacks                             $3,717                 $6,137
         Cash Discounts                             202                    265
         Other (including returns)                1,304                    840
                                          --------------------     -----------------
            Total                                $5,223                 $7,242
                                          ====================     =================
   Accrued Liabilities
         Medicaid Rebates                        $1,832                 $2,604
         Administrative Rebates                     286                    347
                                          --------------------     -----------------
            Total                                $2,118                 $2,951
                                          ====================     =================


         We have inventory management agreements with three of our major wholesalers. These agreements provide that the wholesalers maintain inventory levels at no more than six selling weeks. During the six months ended December 31, 2005, we decreased our distribution channel estimate to reflect the wholesaler inventory levels. This resulted in an $0.8 million reduction to our chargeback estimates and a favorable effect on operating income for the six months ended December 31, 2005.

         Royalties under our license agreements with third parties are recognized when reasonably estimable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds and collection is reasonably assured. We have historically been able to reasonably estimate our royalty revenue under our license arrangements principally using historical trends. However, during recent periods, we have observed greater fluctuations in royalty income estimates under these arrangements. Our ability to estimate third-party licensee global net sales and the future royalty payments to be received has become more difficult due to the volatility that has arisen as a result of the expansion in the number of products sold by licensees, the entry of licensees into new geographic territories and the effects of competition on the licensees' net sales. Royalties are a material component of our total revenues and as the timeline for reporting of financial information shortens, the need for improved estimating procedures has been heightened. We believe we can no longer reasonably estimate royalty income that we have earned but that has not yet been communicated by the third party licensee. Beginning with the quarter ended December 31, 2005, notification from the third party licensee of the royalties earned under the license agreement will be the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur. This change resulted in a one-time reduction in royalty revenue for the quarter ended December 31, 2005. Royalty revenue that previously would have been recognized in the quarter ended December 31, 2005 will now be recognized upon notification from the third-party licensee, which will be in the quarter ending March 31, 2006.

         Contract revenues, which include fees and royalties received from third parties using our technology, are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events and when the milestone has substance. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

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

LONG-LIVED ASSET AND GOODWILL IMPAIRMENT ANALYSIS

         Long-lived assets, including amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This testing is performed when impairment indicators are present. We test for impairment of goodwill at least annually in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". More frequent analysis is performed whenever impairment indicators suggest the need for it. Impairment indicators are events or circumstances that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset, asset group or reporting unit.

         SFAS No. 144 testing for the recoverability of amortizable intangible assets is performed initially by comparing the carrying amount of the asset to the future undiscounted net cash flows to be generated by the assets. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the intangible assets must be estimated and we would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts that are based on management's best estimates and judgment. Actual results may differ from these estimates.

         We determined in the December quarter of 2005, while effecting the change in reporting segments and as the current management team was completing its long-term strategic planning process, that an impairment indicator existed regarding the product ABELCET. An independent valuation firm was engaged to perform undiscounted and discounted cash flow analyses to assess whether or not there was an impairment and, if so, the measure of the write-down. This process required a number of estimates and assumptions including future revenues and expenses, growth rates and discount rates. An impairment write-down was recorded in connection with the testing outlined above. See Note 7 to the accompanying financial statements.

         In accordance with the provisions of SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life are not subject to amortization but must be tested at least annually for impairment. The impairment test involves first determining the fair value of the reporting unit and comparing that to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized for any excess of the carrying amount the reporting unit's goodwill over the implied fair value of that goodwill. The implied value of the goodwill is determined in the same manner as would occur in a purchase transaction treating the fair value of the reporting unit as the equivalent of the purchase price and deducting from that the fair values of tangible and intangible assets assigned to the reporting unit. This process requires a number of estimates and assumptions including future revenues and expenses, growth rates and discount rates.

         Effective in the quarter ended December 31, 2005, we changed the basis upon which we report our business segments. This necessitated the allocation of goodwill on a relative fair value basis to the newly identified reporting units and the performance of impairment tests at that level. An independent valuation firm was engaged to perform valuations of the reporting units, allocate goodwill and estimate the fair value of assets using discounted cash flow analyses. Goodwill was allocated to the Products and Contract Manufacturing segments. No goodwill was allocated to the Royalties segment as, by the nature of the segment's operations, goodwill would not naturally be associated with it. The allocation process resulted in the Products reporting unit being assigned $144.0 million of goodwill and the Contract Manufacturing reporting unit receiving $7.0 million. The ensuing testing to estimate the implied fair value of goodwill within each of the reporting units disclosed that the goodwill was impaired in its entirety. Accordingly, an impairment loss related to goodwill was recognized in the amount of $151.0 million in the consolidated statement of operations for the six months ended December 31, 2005.

COST-METHOD INVESTMENTS

         We assess the carrying value of our cost-method investments in accordance with SFAS No. 115 and SEC Staff Accounting Bulletin (SAB) No. 59. Commencing with the first quarter of the year ended June 30, 2005 the Company began evaluating its investments in accordance with Emerging Issues Task Force
(EITF) 03-01, "The Meaning of Other-Than-Temporary Impairment and its application to Certain Investments." An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances change.

SHARE-BASED PAYMENTS

         Effective July 1, 2005, the Company adopted SFAS 123R, "Share-Based Payment." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. Until we have developed sufficient reliable Enzon-specific information, we are using an industry average for purposes of estimating forfeitures of share-based payments. As stratified data are developed, they will be compared to the initial average and the rate will be adjusted, as deemed necessary. The effect of adoption of SFAS 123R was not material to the six months ended December 31, 2005. It is expected, however, that the new rules will have a material effect on our consolidated results of operations and earnings per share in future periods as future share-based payments are charged to operating expense. The impact such payments will have on results of operations will be a function of the number of shares awarded, vesting and the trading price of the Company's stock at date of grant.

         Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and recognized over the related vesting or service period.

         Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company's stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any. Expected volatility is based on historical Enzon stock price information.

         We have elected the modified prospective transition method which requires that compensation costs be recorded, as earned, for all unvested stock options and restricted stock awards outstanding at June 30, 2005. In April 2005, the Board of Directors accelerated the vesting of all of the Company's out-of-the-money unvested stock options awarded to directors, officers and employees and, in June 2005, the Board of Directors accelerated the vesting of unvested stock options granted in May and June 2005 to Company officers. This acceleration resulted in our not being required to recognize aggregate compensation expense of approximately $21.4 million over the succeeding 42 months ($5.0 million in the six months ended December 31, 2005). As of December 31, 2005, there was $1.8 million of total unrecognized compensation cost related to unvested options that is expected to be recognized over a weighted-average period of 43 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement will not have an immediate material impact on our financial statements although the accounting change that would trigger its future implementation may be material.

         In November 2005, the FASB Staff issued Staff position (FSP) 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This document addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Staff essentially reaffirms previous guidance relating to impairment of debt and equity securities and nullifies certain requirements of EITF Issue 03-1 of the same title. The guidance in FSP 115-1 is effective for reporting periods beginning after December 15, 2005. Our management does not anticipate the new guidance will have a material effect on our consolidated results of operations or financial condition. Disclosure requirements of EITF 03-1 carried forward into FSP 115-1 have been effective since July 2004.

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

         Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, we have disclosed forward-looking information in an attempt to better enable the reader to understand our future prospects and make informed judgments. By their nature, forward-looking statements are subject to numerous events and circumstances that may influence outcomes or events prevent their occurrence. Such factors may be external to the Company and entirely outside its control.

         Certain risks and uncertainties are listed below. It is not possible, however to predict or identify all such factors. Accordingly, you should not consider the examples set forth below to be complete.

The risk that:

o We will continue to experience operating losses for the next several years

o There will be a decline in sales of one or more of our marketed products or products sold by others from which we derive royalty revenues or license fees. Such sales declines could result from increased competition, loss of patent protection, pricing and/or regulatory constraints.

o We will not achieve success in our research and development efforts including clinical trials conducted by us or by our collaborative partners.

o We will be unable to obtain critical compounds used in the manufacture of our products.

o We or one of our key suppliers will experience manufacturing problems or delays.

o We will fail to obtain adequate financing to meet our future capital and financing needs.

o        Key personnel will leave the Company.

o Our research and development activities will fail to yield new marketed products.

         We cannot guarantee that our assumptions and expectations expressed in the Management's Discussion and Analysis of Financial Condition and Results of Operations will be correct. Failure of events to be achieved or of certain underlying assumptions to prove accurate could cause actual results to vary materially from past results and from those results anticipated or projected. We undertake no obligation to update forward-looking statements.

More detailed Risk Factors in Item 1 A, Part I of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

         Our holdings of financial instruments are comprised of equity and debt securities, time deposits and auction rate securities. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at December 31, 2005 all of our holdings were in instruments maturing in four years or less.

         The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2005 (in thousands).

                                 2006          2007         2008         2009         Total       Fair Value
                             ------------  ------------  -----------  -----------  -------------  ------------
Fixed Rate                      $88,501       $35,085      $10,478      $17,150      $151,214        $150,080
Average Interest Rate             2.44%         3.50%        3.83%        4.32%         2.99%
                             ------------  ------------  -----------  -----------  -------------  ------------
                                $88,501       $35,085      $10,478      $17,150      $151,214        $150,080
                             ============  ============  ===========  ===========  =============  ============

         Our 4.5% convertible subordinated notes in principal amount of $394.0 million at December 31, 2005 and $399.0 million at June 30, 2005 are due July 1, 2008 have a fixed interest rate. The fair value of the notes was approximately $356.1 million at December 31, 2005 and $353.6 million at June 30, 2005. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and notes thereto appear on pages F-1 to F-47 of this Transition Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING AND REMEDIATION PLANS

         There were no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three-month period ended December 31, 2005 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         During the six months ended December 31, 2005, we implemented a remediation plan to enhance our accounting department and policies and procedures to address the material weaknesses in our internal control over financial reporting that existed as of June 30, 2005. Our remedial plan included:

         o revised our policies and procedures to provide for an increased level of management oversight and review with respect to accounting for certain agreements with third-parties;

         o improved training, education, and revised our policies and procedures to provide for an increased level of management oversight with respect to the computation of our estimated revenue reserves for wholesaler price adjustments; and

         o improved training, education, supervision including the hiring of additional accounting and financial personnel, to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

         Management is committed to monitoring its remediation plan and has implemented the necessary enhancements to its accounting department and its policies and procedures to fully remediate the material weaknesses mentioned above.

(C)      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

         Management has performed an assessment of the effectiveness of Enzon's internal control over financial reporting as of December 31, 2005 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

         Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an auditors' report on our assessment of internal control over financial reporting as of December 31, 2005. This auditors' report follows.

/s/ Jeffrey H. Buchalter                                          /s/ Craig A. Tooman
------------------------                                          ----------------------
    Jeffrey H. Buchalter                                              Craig A. Tooman
    Chairman, President, and Chief Executive Officer                  Executive Vice President, Finance and
    (Principal Executive Officer)                                     Chief Financial Officer
                                                                      (Principal Financial Officer)

(D)    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and June 30, 2005, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the six months ended December 31, 2005 and each of the years in the three-year period ended June 30, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Short Hills, New Jersey
March 3, 2006

ITEM 9B.  OTHER INFORMATION

         None.

PART III

The information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 - Certain Relationships and Related Transactions and Item 14 - Principal Accountant Fees and Services is incorporated into Part III of this Transition Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 18, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

         (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

         Exhibit                                                                                          Reference
         Number                                         Description                                          No.
         ------                                         -----------                                       ---------
            3(i)          Restated Certificate of Incorporation                                                 +
            3(ii)         By laws, as amended                                                                 (18)
            4.1           Indenture dated as of June 26, 2001, between the Company and Wilmington              (3)
                          Trust Company, as trustee, including the form of 4 1/2% Convertible
                          Subordinated Note due 2008 attached as Exhibit A thereto
            4.2           Rights Agreement dated May 17, 2002 between the Company and Continental              (5)
                          Stock Transfer Trust Company, as rights agent
            4.3           First Amendment to the Rights Agreement, dated as of February 19, 2003              (10)
                          between the Company and Continental Stock Transfer & Trust Company, as
                          rights agent
           10.1           Lease - 300-C Corporate Court, South Plainfield, New Jersey                          (1)
           10.2           Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway,                 (4)
                          New Jersey
           10.3           First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New               +
                          Jersey, dated as of November 13, 2001
           10.4           Lease 300A-B Corporate Court, South Plainfield, New Jersey                           (2)
           10.5           Modification of Lease Dated May 14, 2003 - 300-C Corporate Court, South             (11)
                          Plainfield, New Jersey
           10.6           Lease - 685 Route 202/206, Bridgewater, New Jersey                                   (6)
           10.7           2001 Incentive Stock Plan as amended**                                              (12)
           10.8           Development, License and Supply Agreement between the Company and                    (7)
                          Schering Corporation; dated November 14, 1990, as amended*
           10.9           Asset Purchase Agreement between the Company and Elan Pharmaceuticals,               (9)
                          Inc., dated as of October 1, 2002
           10.10          License Agreement between the Company and Elan Pharmaceuticals, Inc.,                (8)
                          dated November 22, 2002
           10.11          Separation Agreement with Arthur Higgins dated May 10, 2004 **                      (13)
           10.12          Development Agreement with Inex Pharmaceuticals dated January 19, 2004*             (13)
           10.13          Product Supply Agreement with Inex Pharmaceuticals dated January 19,                (13)
                          2004*
           10.14          Co-Promotion Agreement with Inex Pharmaceuticals dated January 19, 2004*            (13)
           10.15          Employment Agreement with Kenneth J. Zuerblis dated June 14, 2004,                  (14)
                          along with a form of Restricted Stock Award Agreement between the
                          Company and Mr.  Zuerblis executed as of June 14, 2004 and a form of
                          Consulting Agreement between the Company and Mr.  Zuerblis **
           10.16          Executive Deferred Compensation Plan **                                             (14)
           10.17          Separation Agreement with Kenneth J. Zuerblis dated April 21, 2005 **               (16)


         Exhibit                                                                                          Reference
         Number                                         Description                                          No.
         ------                                         -----------                                       ---------

           10.18         Restated Executive Deferred Compensation Plan **                                     (16)
           10.19         Amendment dated June 10, 2005, to Employment Agreement between the                   (16)
                         Company and Craig A. Tooman dated January 5, 2005 **
           10.20         Form of Non-Qualified Stock Option Agreement between the Company and                 (16)
                         Craig A. Tooman **
           10.21         Amended and Restated Severance Agreement with Paul S. Davit dated May 7,             (16)
                         2004 **
           10.22         Amended and Restated Severance Agreement with Ralph del Campo dated May              (16)
                         7, 2004 **
           10.23         Outside Directors' Compensation Plan, as amended **                                    +
           10.24         Separation Agreement with Dr. Ulrich Grau dated November 24, 2004 **                 (15)
           10.25         Employment Agreement with Ivan D. Horak, M.D. dated September 2, 2005,               (17)
                         along with a form of Stock Option Award Agreement and Restricted Stock
                         Unit Award Agreement between the Company and Mr. Horak executed as of
                         September 2, 2005 *, **
           10.26         Form of Restricted Stock Unit Award Agreement for Independent Directors**            (17)
           10.27         Form of Stock Option Award Agreement for Independent Directors 1987                  (17)
                         Non-Qualified Stock Option Plan **
           10.28         Form of Stock Option Award Agreement for Independent Directors 2001                  (17)
                         Incentive Stock Plan **
           10.29         Employment Agreement with Jeffrey H. Buchalter dated December 22, 2004 **            (15)
           10.30         Employment Agreement with Craig A. Tooman dated January 5, 2005 **                   (15)
           12.1          Computation of Ratio of Earnings to Fixed Charges                                      +
           12.2          Subsidiaries of Registrant                                                             +
           23.0          Consent of KPMG LLP, Independent Registered Public Accounting Firm                     +
           31.1          Certification of Principal Executive Officer pursuant to Section                       +
                         302 of the Sarbanes-Oxley Act of 2002
           31.2          Certification of Principal Financial Officer pursuant to Section 302 of                +
                         the Sarbanes-Oxley Act of 2002
           32.1          Certification of Principal Executive Officer pursuant to Section 906 of                +
                         the Sarbanes-Oxley Act of 2002
           32.2          Certification of Principal Financial Officer pursuant to Section 906 of                +
                         the Sarbanes-Oxley Act of 2002

+        Filed herewith

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 2-88240-NY) and incorporated herein by reference thereto.

(2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 and incorporated herein by reference thereto.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (File No. 333-67509) filed with the Commission and incorporated herein by reference thereto.

(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference thereto.

(5) Previously filed as an exhibit to the Company's Form 8-A (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto.

(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and incorporated herein by reference thereto.

(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference thereto.

(9) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on October 2, 2002 and incorporated herein by reference thereto.

(10) Previously filed as an exhibit to the Company's Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.

(11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

(12) Previously filed as a exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

(17) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(18) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on May 22, 2002 and incorporated herein by reference thereto.

* Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

** Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

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

                                       ENZON PHARMACEUTICALS, INC.
                                       ---------------------------
                                               (Registrant)

Dated:  March 3, 2006
                                       By:/s/Jeffrey H. Buchalter
                                          --------------------------------------
                                            Jeffrey H. Buchalter
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated:  March 3, 2006                   By:/s/Craig A. Tooman
                                           -------------------------------------
                                           Craig A. Tooman
                                           Executive Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Name                                         Title                                 Date
         ----                                         -----                                 ----
 /s/Craig A. Tooman                       Executive Vice President, Finance             March 3, 2006
-------------------------------           and Chief Financial Officer
Craig A. Tooman                           (Principal Financial Officer)

/s/Jeffrey H. Buchalter                   Chairman of the Board                         March 3, 2006
-------------------------------
Jeffrey H. Buchalter

/s/Goran Ando                             Director                                      March 3, 2006
-------------------------------
Goran Ando

/s/Rolf A. Classon                        Director                                      March 3, 2006
-------------------------------
Rolf A. Classon

/s/Rosina Dixon                           Director                                      March 3, 2006
-------------------------------
Rosina Dixon

/s/Robert LeBuhn                          Director                                      March 3, 2006
-------------------------------
Robert LeBuhn

/s/Victor P. Micati                       Director                                      March 3, 2006
-------------------------------
Victor P. Micati

/s/Phillip M. Renfro                      Director                                      March 3, 2006
-------------------------------
Phillip M. Renfro

/s/Robert C. Salisbury                    Director                                      March 3, 2006
-------------------------------
Robert C. Salisbury


                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         Page
                                                                                                     -------------
Report of Independent Registered Public Accounting Firm                                                   F-2
Consolidated Financial Statements:
 Consolidated Balance Sheets - December 31, 2005 and June 30, 2005                                        F-3
 Consolidated Statements of Operations - Six months ended December 31, 2005 and years ended
    June 30, 2005, 2004 and 2003                                                                          F-4
 Consolidated Statements of Stockholders' (Deficit) Equity - Six months ended December 31,
    2005 and years ended June 30, 2005, 2004 and 2003                                                     F-5
 Consolidated Statements of Cash Flows - Six months ended December 31, 2005 and years ended
    June 30, 2005, 2004 and 2003                                                                          F-7
 Notes to Consolidated Financial Statements                                                               F-8
Consolidated Financial Statement Schedule:
 Schedule II - Valuation and Qualifying Accounts                                                          F-47


             Report of Independent Registered Public Accounting Firm



The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2005 and June 30, 2005, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the six months ended December 31, 2005 and each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2005 and June 30, 2005, and the results of their operations and their cash flows for the six months ended December 31, 2005 and each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," as of July 1, 2005.

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company recognized non-cash charges of $151.0 million and $133.1 million for the impairment of its goodwill and certain intangible assets, respectively, during the six months ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enzon Pharmaceuticals, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management's assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP


Short Hills, New Jersey
March 3, 2006

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   December 31, 2005  June 30, 2005
                                                                                   -----------------  --------------
                                      ASSETS
Current assets:
 Cash and cash equivalents                                                             $76,497          $  55,553
 Short-term investments                                                                 88,021            103,194
 Investments in equity securities                                                        6,365              4,256
 Accounts receivable, net                                                               14,087             25,638
 Inventories                                                                            16,014             15,679
 Other current assets                                                                    6,231              9,562
                                                                                   -----------------  --------------
   Total current assets                                                                207,215            213,882

Property and equipment, net                                                             34,978             33,214
Marketable securities                                                                   62,059             66,384
Investments in equity securities                                                             -              6,375
Amortizable intangible assets, net                                                      34,154            176,142
Goodwill                                                                                     -            150,985
Other assets                                                                             2,939              3,879
                                                                                   -----------------  --------------
   Total assets                                                                       $341,345           $650,861
                                                                                   =================  ==============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
 Accounts payable                                                                      $10,039          $   9,874
 Accrued expenses                                                                       12,242             17,874
 Accrued interest                                                                        8,865              9,000
 Deferred tax liability                                                                      -              1,106
                                                                                   -----------------  --------------
   Total current liabilities                                                            31,146             37,854
                                                                                   -----------------  --------------

Deferred tax liability                                                                       -              9,860
Notes payable                                                                          394,000            399,000
Other liabilities                                                                          169                645
                                                                                   -----------------  --------------
   Total liabilities                                                                   394,169            409,505
                                                                                   -----------------  --------------
Commitments and contingencies
Stockholders' (deficit) equity:
 Preferred stock - $.01 par value, authorized 3,000,000 shares;
   no shares issued and outstanding                                                          -                  -
 Common stock - $.01 par value, authorized 90,000,000 shares;
   issued and outstanding: 43,786,786 shares at December 31, 2005
   and 43,781,487 shares at June 30, 2005                                                  438                438
 Additional paid-in capital                                                            320,557            325,825
 Accumulated other comprehensive loss                                                   (1,090)            (4,527)
 Deferred compensation                                                                       -             (5,696)
 Accumulated deficit                                                                  (403,875)          (112,538)
                                                                                   -----------------  --------------
   Total stockholders' (deficit) equity                                                (83,970)           203,502
                                                                                   -----------------  --------------
   Total liabilities and stockholders' (deficit) equity                               $341,345           $650,861
                                                                                   =================  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Six Months               Year Ended June 30,
                                                           Ended December   -----------------------------------------
                                                              31, 2005           2005          2004          2003
                                                           ---------------  -------------  ------------  ------------
Revenues:
 Product sales, net                                          $  49,436         $ 99,192       $107,922      $59,264
 Royalties                                                      17,804           51,414         48,738       78,400
 Contract manufacturing                                          6,459           15,644         12,911        8,742
                                                           ---------------  -------------  ------------  ------------
   Total revenues                                               73,699          166,250        169,571      146,406
                                                           ---------------  -------------  ------------  ------------
Costs and expenses:
 Cost of product sales and contract manufacturing               23,216           46,023         46,986       28,521
 Research and development                                       13,985           36,957         34,769       20,969
 Selling, general and administrative                            28,617           57,195         47,001       30,571
 Amortization of acquired intangibles                            6,695           13,447         13,432        9,211
 Write-down of goodwill and intangibles                        284,101                -              -            -
 Write-down of carrying value of investment                          -                -          8,341       27,237
 Acquired in-process research and development                   10,000                -         12,000            -
 Restructuring charge                                                -            2,053              -            -
                                                           ---------------  -------------  ------------  ------------
   Total costs and expenses                                    366,614          155,675        162,529      116,509
                                                           ---------------  -------------  ------------  ------------
Operating (loss) income                                       (292,915)          10,575          7,042       29,897
Other income (expense):
 Investment income, net                                          3,248            4,360         13,396        8,942
 Interest expense                                               (9,841)         (19,829)       (19,829)     (19,828)
 Merger termination fee, net                                         -                -              -       26,897
 Other, net                                                     (2,776)          (6,768)         6,776           41
                                                           ---------------  -------------  ------------  ------------
(Loss) income before income tax (benefit) provision           (302,284)         (11,662)         7,385       45,949
Income tax (benefit) provision                                 (10,947)          77,944          3,177          223
                                                           ---------------  -------------  ------------  ------------
Net (loss) income                                            $(291,337)        $(89,606)     $   4,208     $ 45,726
                                                           ===============  =============  ============  ============

(Loss) earnings per common share - basic                     $   (6.69)        $  (2.06)     $    0.10     $   1.06
                                                           ===============  =============  ============  ============

(Loss) earnings per common share - diluted                  $    (6.69)        $  (2.06)     $    0.10     $   1.05
                                                           ===============  =============  ============  ============

Weighted-average shares - basic                                 43,520           43,486         43,350       43,116
                                                           ===============  =============  ============  ============

Weighted-average shares - diluted                               43,520           43,486         43,522       43,615
                                                           ===============  =============  ============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)

                                       Common Stock                      Accumulated
                                     --------------       Additional       Other
                                     Number of   Par       Paid-in     Comprehensive     Deferred      Accumulated
                                      Shares    Value      Capital      Income (Loss)   Compensation      Deficit      Total
                                     ---------  -----     ----------   --------------   ------------   -----------     -----
BALANCE, JUNE  30, 2002              43,000      $430      $262,854        $1,096        $(1,202)       $(72,683)      $190,495
Net income                                -         -             -             -              -          45,726         45,726
Other comprehensive
income, net of tax:
  Net unrealized loss on
  available-for-sale securities           -         -             -        (1,255)             -               -         (1,255)
                                                                                                                   ------------
 Total comprehensive income                                                                                              44,471
Exercise of stock options               305         3         1,370             -              -               -          1,373
Issuance of restricted stock            200         2         3,558             -         (3,560)              -              -
Conversion and redemption
  of preferred stock                     14         -           (25)            -              -               -            (25)
Amortization of deferred
  compensation                            -         -             -             -            722               -            722
Dividends on preferred stock              -         -             -             -              -            (183)          (183)
Tax benefit related to
  stock option exercises                  -         -        54,731             -              -               -         54,731
                                    ---------  --------  -----------  --------------- --------------  -----------  ------------
BALANCE, JUNE  30, 2003              43,519      $435      $322,488         $(159)       $(4,040)       $(27,140)      $291,584
Net income                                -         -             -             -              -           4,208          4,208
Other comprehensive loss,
net of tax:
  Net unrealized loss on
  available-for-sale securities           -         -             -        (7,171)             -               -         (7,171)
                                                                                                                   ------------
  Total  comprehensive loss                                                                                              (2,963)
Exercise of stock options                98         1           526             -              -               -            527
Issuance of restricted stock            340         4         4,072             -         (4,076)              -              -
Forfeiture of restricted stock         (215)       (2)       (4,478)            -          3,163               -         (1,317)
Amortization of deferred
  compensation                            -         -             -             -          1,382               -          1,382
Other                                     9         -          (122)            -              -               -           (122)
                                    ---------  --------  -----------  --------------- --------------  -----------  ------------
BALANCE, JUNE 30, 2004               43,751      $438      $322,486       $(7,330)       $(3,571)       $(22,932)      $289,091



                                                                     (Continued)

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 (IN THOUSANDS)


                                       Common Stock                       Accumulated
                                     ------------------     Additional      Other
                                     Number of     Par       Paid-in     Comprehensive     Deferred      Accumulated
                                      Shares      Value      Capital      Income (Loss)   Compensation      Deficit      Total
                                     ---------    -----     ----------   --------------   ------------   -----------     -----
BALANCE, JUNE 30, 2004                 43,751      $438      $322,486        $(7,330)       $(3,571)      $(22,932)     $289,091
Net loss                                    -         -             -              -              -        (89,606)      (89,606)
Other comprehensive
income, net of tax:
  Net unrealized gain on
  available-for-sale securities             -         -             -          2,803              -              -         2,803
                                                                                                                      -----------
  Total comprehensive loss                                                                                               (86,803)
Exercise of stock options                  73         -           461              -              -              -           461
Issuance of restricted stock              116         2         4,772              -         (4,774)             -             -
Forfeiture of restricted stock           (158)       (2)       (1,894)             -          1,896              -             -
Amortization of deferred
  compensation                              -         -             -              -            753              -           753
                                      ---------  --------  -----------  --------------- --------------  ------------  -----------
BALANCE, JUNE  30, 2005                43,782      $438      $325,825        $(4,527)       $(5,696)     $(112,538)     $203,502
Net loss                                    -         -             -              -              -       (291,337)     (291,337)
Other comprehensive
income, net of tax:
  Net unrealized gain on
  available-for-sale securities             -         -             -          3,437              -              -         3,437
                                                                                                                      -----------
  Total comprehensive loss                                                                                              (287,900)
Exercise of stock options                   5         -            19              -              -              -            19
Share-based payment
expense, net                                -         -           409              -              -              -           409
Elimination of deferred
compensation upon
adoption of SFAS No. 123R                   -         -        (5,696)             -          5,696              -             -
                                      ---------  --------  -----------  --------------- --------------  ------------  -----------
BALANCE DECEMBER 31, 2005              43,787      $438      $320,557        $(1,090)   $          -    $(403,875)      $(83,970)
                                      =========  ========  ===========  =============== ==============  ============  ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              Six Months
                                                                 Ended                  Year Ended June 30,
                                                              December 31,    --------------------------------------
Cash flows from operating activities:                            2005            2005         2004         2003
                                                            ----------------  -----------  ------------ ------------
  Net (loss) income                                             $(291,337)      $(89,606)      $4,208      $45,726
  Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization                                  11,405         22,681       22,072       13,264
    Amortization of bond premium (discount)                           355          2,555          939       (1,261)
    Amortization of debt issue costs                                  941          1,829        1,829        1,829
    Loss (gain) on sale of equity investment                        3,470         12,913      (13,004)      (2,315)
    Loss (gain) on sale of assets                                     148             (5)           -           (3)
    Gain on redemption of notes payable                              (406)          (151)           -            -
    Deferred income taxes                                         (10,966)        79,380          488       (4,379)
    Acquired in-process research and development                   10,000              -       12,000            -
    Stock-based compensation                                          409            753          (57)         830
    Non-cash write down of goodwill and intangibles               284,101              -            -            -
    Non-cash write down of carrying value of investment                 -              -        8,341       27,237
    Change in fair value of derivative                                  -          1,463       (1,728)           -
    Non-cash merger termination fee                                     -              -            -      (34,552)
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable, net                  11,551            339        7,196       (7,123)
  (Increase) decrease in inventories                                 (335)        (4,464)         571       (1,000)
  Decrease (increase)  in other current assets                        138         (9,507)      (1,017)       2,649
  Increase (decrease) in accounts payable                             165          1,211       (4,146)       8,283
  (Decrease) increase in accrued expenses                          (5,767)         3,873          444        6,276
  (Decrease) increase in income taxes payable                           -              -       (2,274)       2,274
  (Decrease) increase in other, net                                  (476)        (1,003)       1,229          467
                                                            ----------------  -----------  ------------ ------------
    Net cash provided by operating activities                      13,396         22,261       37,091       58,202
                                                            ----------------  -----------  ------------ ------------
Cash flows from investing activities:
  Purchase of property and equipment                               (4,444)        (3,106)      (6,430)     (11,225)
  Purchase of acquired in-process research and
    development                                                   (10,000)             -      (12,000)           -
  Acquisition of ABELCET business                                       -              -            -     (369,265)
  License of DEPOCYT product                                            -              -            -      (12,186)
  Proceeds from sale of investments in equity securities            7,481         30,647       46,923            -
  Proceeds from sale of marketable securities                      30,525         33,000       33,444      371,544
  Purchase of marketable securities                              (174,887)      (219,855)     (93,315)    (142,232)
  Maturities of marketable securities                             163,448        115,694        4,540       57,000
                                                            ----------------  -----------  ------------ ------------
    Net cash provided by (used in) investing activities            12,123        (43,620)     (26,838)    (106,364)
                                                            ----------------  -----------  ------------ ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                               19            229          527        1,265
  Redemption of notes payable                                      (4,594)          (849)           -            -
  Redemption of preferred stock                                         -              -            -          (26)
  Preferred stock dividend paid                                         -              -            -         (183)
                                                            ----------------  -----------  ------------ ------------
    Net cash (used in) provided by financing activities            (4,575)          (620)         527        1,056
                                                            ----------------  -----------  ------------ ------------
Net increase (decrease) in cash and cash equivalents               20,944        (21,979)      10,780      (47,106)
Cash and cash equivalents at beginning of period                   55,553         77,532       66,752      113,858
                                                            ----------------  -----------  ------------ ------------
Cash and cash equivalents at end of period                        $76,497        $55,553      $77,532      $66,752
                                                            ================  ===========  ============ ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   COMPANY OVERVIEW

         Enzon Pharmaceuticals, Inc. (Enzon or the Company) is a biopharmaceutical company that discovers, develops, manufactures and markets enhanced therapeutics for life-threatening diseases through the application of its proprietary technologies, as well as through strategic transactions and partnerships. The Company operates in three business segments: Products, Royalties and Contract Manufacturing. Product sales revenues are comprised of sales of four U.S. Food and Drug Administration (FDA) approved products, ABELCET, ADAGEN, ONCASPAR and DEPOCYT. The Company derives income from royalties and license fees on sales of products by other firms that use our proprietary PEGylation technology, including PEG-INTRON, marketed by Schering-Plough Corporation (Schering-Plough) and MACUGEN, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. The Company manufactures ABELCET for export and MYOCET for Zeneus Pharma Ltd. (Zeneus) and the injectable multivitamin, MVI(R) for Mayne Group Limited (Mayne) in our contract manufacturing operations. Expenditures include the development of additional products under various stages of development, as well as costs related to the sales and manufacture of products.

         Prior to the quarter ended December 31, 2005, the Company was managed and operated as one business segment. All prior-period information has been restated to reflect the new operating structure. See Note 21 for more information regarding the Company's segments.

         Effective December 31, 2005, the Company changed its fiscal year end from June 30 to December 31 in order to better align with the industry. Accordingly, this transition report and the discussion that follows relate to the six months ended December 31, 2005 and the three years ended June 30, 2005.

         In addition to the changes in segments and the fiscal year-end, the Company effected the following additional changes during the six-month period ended December 31, 2005: initiated a delay in royalty revenue recognition to base it on actual amounts rather than estimates based on historical data; recognized an impairment of certain long-lived intangible assets; recognized an impairment of goodwill; and adopted new accounting rules related to cost recognition of share-based compensation. These significant events are described in detail in the notes that follow.

         The Company's business is subject to significant risks including, but not limited to, (i) its ability to obtain funding, (ii) its uncertainty of future profitability, (iii) the risks inherent in its clinical development efforts, (iv) uncertainties associated with obtaining and enforcing its patents,
(v) uncertainties associated with utilizing and licensing the patent rights of others, (vi) the lengthy, expensive and uncertain process of seeking regulatory approvals, (vii) uncertainties regarding government reforms and product pricing and reimbursement levels, (viii) technological change and competition, (ix) manufacturing uncertainties, (x) dependence on collaborative partners and other third-parties, (xi) concentration of revenue sources within a small number of products, and (xii) limited distribution capabilities.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      USE OF ESTIMATES

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

      FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, accrued expenses and accrued interest, included in the Company's consolidated balance sheets approximated their fair values at December 31, 2005 and June 30, 2005 due to their short-term nature. Marketable securities are carried on the consolidated balance sheet at fair value based on quoted market prices. See Note 13 regarding derivative instruments. The carrying values of cost-method investments in equity securities were $6.4 million and $10.6 million as of December 31, 2005 and June 30, 2005, respectively. The fair values of these investments in equity securities were $16.8 million and $21.4 million as of December 31, 2005 and June 30, 2005, respectively. The carrying values of notes payable were $394.0 million and $399.0 million as of December 31, 2005 and June 30, 2005, respectively. The fair values of notes payable were $356.1 million and $353.6 million as of December 31, 2005 and June 30, 2005, respectively.

      CASH EQUIVALENTS

         The Company considers all highly liquid debt instruments with remaining maturities at the date acquired not exceeding three months to be cash equivalents. Cash equivalents consist primarily of money market funds. As of December 31, 2005 and June 30, 2005, the Company held $71.2 million and $50.3 million, respectively, of cash equivalents.

       SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

         The Company classifies its investments in marketable equity securities and debt securities, including auction rate securities as available-for-sale. The Company classifies those investments with maturities of one year or less as current assets and investments in debt securities with maturities greater than one year and marketable equity securities as non-current assets when it has the intent and ability to hold such securities for at least one year. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, included in the determination of other comprehensive income (loss) and reported in stockholders' (deficit) equity. The fair value of substantially all securities is determined by quoted market prices.

         The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at December 31, 2005 were investments in state government bonds and corporate securities. At December 31, 2005, the Company held auction rate securities with contractual maturities between 2008 and 2009.

         The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in investment income, net. The cost of securities is based on the specific identification method.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Investments are considered impaired when a decline in fair value is determined to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments in accordance with Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the issuer of the investment; and the Company's intent and ability to hold the investment. The Company has determined that there were no other-than-temporary declines in the fair values of its short-term investments and marketable securities as of December 31, 2005 and June 30, 2005.

         The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

                                   Less than 12 months      12 Months or Greater
                                  -----------------------  ---------------------
                                    Fair      Unrealized    Fair     Unrealized
                                   value         loss       value       loss
                                  -----------------------  ---------------------
  U.S. Government agency debt(1)   $22,302        $(148)    $31,494      $(516)
  U.S. corporate debt(2)            32,060         (190)     30,086       (288)
                                  -----------------------  ---------------------
    Total                          $54,362        $(338)    $61,580      $(804)
                                  =======================  =====================

(1) U.S. Government agency debt. The unrealized losses of $664,000 in the U.S. Government agencies and Federal agency mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and the Company has the ability and the intent to hold these investments until a recovery of fair value, the Company does not consider its investments in U.S. Government agency debt to be other-than-temporarily impaired at December 31, 2005.

(2) U.S. corporate debt. The unrealized losses of $478,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at December 31, 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at December 31, 2005 were as follows (in thousands):


                                                                Gross             Gross
                                             Amortized        Unrealized        Unrealized           Fair
                                               Cost         Holding Gains     Holding Losses        Value*
                                           --------------  ----------------  -----------------   -------------
U.S. Government agency debt                  $  59,458             $2             $   (664)        $  58,796
U.S. corporate debt                             72,606              3                 (478)           72,131
Auction rate securities                         19,150              3                    -            19,153
                                           --------------  ----------------  -----------------   -------------
                                             $ 151,214             $8              $(1,142)         $150,080
                                           ==============  ================  =================   =============

* Included in short-term investments $88,021 and marketable securities $62,059 at December 31, 2005.

         The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at June 30, 2005 were as follows (in thousands):

                                                                Gross             Gross
                                             Amortized       Unrealized         Unrealized           Fair
                                               Cost         Holding Gains     Holding Losses        Value*
                                           --------------  ----------------  -----------------   -------------
U.S. Government agency debt                  $  98,417         $      -          $   (536)         $  97,881
U.S. corporate debt                             62,182                -              (510)            61,672
Auction rate securities                         10,025                -                 -             10,025
                                           --------------  ----------------  -----------------   -------------
                                              $170,624         $      -           $(1,046)          $169,578
                                           ==============  ================  =================   =============

* Included in short-term investments $103,194 and marketable securities $66,384 at June 30, 2005.

         Maturities of debt and marketable equity securities classified as available-for-sale at December 31, 2005 were as follows (in thousands):

           Year ended December 31,        Amortized Cost         Fair Value
           -----------------------       -----------------    -----------------

           2006                              $  88,501            $  88,021
           2007                                 35,085               34,557
           2008                                 10,478               10,352
           2009                                 17,150               17,150
                                         -----------------    -----------------
                                              $151,214             $150,080
                                         =================    =================

         Gross realized gains (losses) from the sale of short-term investments, marketable securities and equity securities included in net (loss) income for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003 were a loss of $3.5 million, a loss of $12.9 million, a gain of $13.0 million and a gain of $2.3 million, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      INVESTMENTS IN EQUITY SECURITIES

         As of December 31, 2005, the Company's investments in equity securities are comprised of a cost-method investment in Nektar Therapeutics (Nektar). At December 31, 2005 the Company's investment in Nektar was in the form of preferred stock that automatically converted into 1,023,292 shares of Nektar common stock on January 9, 2006. As of December 31, 2005 and June 30, 2005, the Company's investment in Nektar had an aggregate book value of $6.4 million and $6.4 million, respectively. At June 30, 2005, the Company's investment in equity securities also included an investment in NPS Pharmaceuticals, Inc. (NPS) common stock. The Company's investment in NPS common stock was recorded at its fair value and unrealized gains or losses are reflected in accumulated other comprehensive (loss) income. During August 2005, the Company sold its remaining investment in NPS common stock, which resulted in the recognition of a $3.5 million loss as a component of other income (expense) in the statement of operations and cash proceeds of $7.5 million. See Note 13.

         The Company's consolidated statements of operations for the years ended June 30, 2004 and 2003 include charges of $8.3 million and $27.2 million, to establish new cost bases for its investments in Micromet AG (Micromet) and Nektar, respectively, due to declines in fair value that were determined to be other-than-temporary. There were no impairment charges related to equity securities recognized during the six months ended December 31, 2005 or the year ended June 30, 2005. The Company realized a net gain of $11.0 million for the year ended June 30, 2004 related to the partial sale of Nektar convertible preferred stock. See Note 15.

      DERIVATIVE FINANCIAL INSTRUMENTS

         The Company addresses certain financial exposures through a controlled program of risk management that, at times, included the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, and as such, the Company periodically measures the fair value and recognizes the derivative as an asset or a liability in the consolidated balance sheets. The Company records the changes in fair value as other income (expense) in the consolidated statements of operations. At June 30, 2005, the Company maintained a Zero Cost Protective Collar (the Collar) arrangement in a derivative financial instrument. See Note 13. At December 31, 2005, the Company no longer holds any portion of the Collar.

      REVENUE RECOGNITION

         The Company ships product to customers primarily FOB shipping point and utilizes the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured. Revenues from product sales and contract manufacturing are recognized when title passes to the customer, generally at the time of shipment. For product sales, a provision is made at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates, returns (estimates of these adjustments are based on historical trends) and distribution service fees. As of December 31, 2005, the Company had entered into distribution service agreements with three of its largest wholesalers. The Company pays these wholesalers a fixed percentage of revenue in exchange for certain distribution-related services.

         Royalty revenue from the Company's agreements with third parties is recognized when the Company can reasonably estimate the amounts earned. Prior to October 1, 2005, royalties under the Company's license agreements with third parties were recognized when earned through the sale of product by the licensee as management was able to reasonably estimate the amount earned by the Company net of licensee adjustments in arriving at net sales. During the quarter ended December 31, 2005, management determined that historical patterns and preliminary data from licensees were no longer sufficiently reliable for purposes of estimating royalty revenue. Royalties are a material component of the Company's total revenue and estimation errors could potentially be significant to reported operating results. Preliminary data received from licensees does not incorporate all adjustments needed to arrive at the Company's royalty revenue, resulting in the need for the Company to make adjustments based on historical data. Because of the influence of competition, the potential

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


exists for increased volatility in historical patterns upon which estimates had been made. Coupled with this factor is the requirement to prepare and file the Company's financial statements on an accelerated basis. As a result, the Company will now recognize royalty revenue when actual amounts are known rather than recognizing royalty revenue on the basis of estimates. In most cases, this will be upon notification from the third-party licensee which is typically one quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties.

         In accordance with Staff Accounting Bulletin (SAB) 104, "Revenue Recognition," up-front nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

      ACCOUNTS RECEIVABLE

         The Company records its allowance for doubtful accounts by applying historical collection percentages to its aged accounts receivable balances. The Company ages its accounts receivable based on its terms of sales. The allowance for doubtful accounts at December 31, 2005 was $71,000. Prior period allowances were zero. Historically, bad debts have been minimal.

      ACCRUALS FOR MEDICAID REBATES, RETURNS, CHARGEBACKS AND DISTRIBUTION SERVICE FEES

         With respect to accruals for estimated Medicaid rebates, the Company evaluates its historical rebate payments by product as a percentage of historical sales. This information is used to estimate the proportion of revenue that will result in a rebate. At the time of rebate payments, which occur after the related sales, the Company records a reduction to accrued expenses and, at the end of each quarter, adjusts accrued expenses for any differences between estimated and actual payments. Product returns are accrued based on historical experience, projected future prescriptions of the products using historical prescription data and the amount and expiry of inventory estimated to be in the distribution channel, based on information obtained from the Company's major customers. Chargeback accruals are based on an estimate of claims not yet submitted by customers, using historical trends and market share data as well as the Company's estimate of inventory in the distribution channel based on information obtained from its major customers. In all cases, judgment is required in estimating these reserves and actual claims for rebates, returns and chargebacks could be materially different from the estimates. At December 31, 2005, the Company had entered into distribution service agreements with three of its largest wholesalers. The Company pays these wholesalers a fixed percentage of revenues in exchange for certain distribution related services. This expense is accrued at the time of sale to the wholesaler and results in a reduction of the net revenues recorded by the Company.

         These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balance and totaled $5.2 million, including $3.7 million in reserves for chargebacks, as of December 31, 2005. At June 30, 2005 these sales provision accruals totaled $7.2 million, including $6.1 million in reserves for chargebacks. The Company continually monitors the adequacy of the accrual by comparing the actual payments to the estimates used in establishing the accrual.

      INVENTORIES

         Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of raw materials, labor and overhead.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of fixed assets is provided by the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged to operations as incurred; significant renewals and improvements are capitalized.

      LONG-LIVED ASSETS  AND GOODWILL

         Long-lived assets, including amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This testing is performed when impairment indicators are present. The Company tests for impairment of goodwill at least annually in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". More frequent analysis is performed whenever impairment indicators suggest the need for it or the components of the Company's segments or reporting units change. Impairment indicators are events or circumstances that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset.

         SFAS No. 144 testing for the recoverability of amortizable intangible assets is performed initially by comparing the carrying amount of the asset to the future undiscounted net cash flows to be generated by the assets. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the intangible assets must be estimated and the Company would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts that are based on management's best estimates and judgment. Actual results may differ from these estimates.

         While effecting the change in reporting segments and completing its strategic planning process in the quarter ended December 31, 2005, the Company determined, that an impairment indicator existed regarding the product ABELCET. It was determined that the estimated future undiscounted cash flows for ABELCET were less than the carrying amount of ABELCET assets. An independent valuation firm was engaged to perform discounted cash flow analyses to assess whether or not there was an impairment and, if so, the measure of the fair value of the ABELCET-related assets. An impairment charge was recorded in connection with the testing outlined above. See Note 7.

         In accordance with the provisions of SFAS No. 142, goodwill and intangible assets determined to have an indefinite useful life are not subject to amortization but must be tested at least annually for impairment. The impairment test involves first determining the fair value of the reporting unit and comparing that to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized for any excess of the carrying amount the reporting unit's goodwill over the implied fair value of that goodwill. The implied value of the goodwill is determined in the same manner as would occur in a purchase transaction treating the fair value of the reporting unit as the equivalent of the purchase price and deducting from that the fair values of tangible and intangible assets assigned to the reporting unit.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Effective in the quarter ended December 31, 2005, the Company changed the basis upon which it reports its business segments; the Company determined that its reporting units were the same as its segments. This change necessitated the allocation of goodwill to the newly identified reporting units on a relative fair value basis. The Company considered the historical declining performance of the ABELCET products and the impairment recognized to the related intangible assets to be indicators that the Product Segment goodwill may be impaired. An independent valuation firm was engaged to perform valuations of the reporting units to assist the Company with the allocation of goodwill to the Products and Contract Manufacturing segments, and estimate the fair value of assets using discounted cash flow analyses. These valuations and tests disclosed that goodwill was impaired. Refer to Note 21 for discussion of the change in reporting segments and Note 7 for a more detailed analysis of the impairment.

      DEFERRED FINANCING COSTS

         Costs incurred in securing the Company's notes payable have been recorded as deferred financing costs and are included within the balance of other assets and other current assets in the accompanying consolidated balance sheets. Such amounts are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related financing. The amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

      ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         Costs to acquire in-process research and development projects and technologies that have no alternative future use at the date of acquisition are expensed as incurred.

      RESEARCH AND DEVELOPMENT

         All research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: salaries and benefits, allocated overhead and occupancy costs, clinical trials and related clinical manufacturing costs, contract services, and other outside costs.

      INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change. A valuation allowance is established to reduce the deferred tax assets to the amounts expected to be realized.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOREIGN CURRENCY TRANSACTIONS

         Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded the impact of foreign currency transaction gains of $110,000, gains of $39,000 and losses of $57,000 for the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively. There were no gains or losses from foreign currency transactions for the year ended June 30, 2003. Gains and losses from foreign currency transactions are included as a component of other income (expense).

      CONCENTRATIONS OF RISK

         A significant portion of the Company's product sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced significant credit losses. The Company does not normally require collateral or any other security to support credit sales.

         The Company's top three wholesalers accounted for 50%, 59%, 69% and 45% of gross product sales for the six months ended December 31, 2005 and for the years ended June 30, 2005, 2004, and 2003, respectively, and 28% and 25% of the gross accounts receivable balance at December 31, 2005 and June 30, 2005, respectively.

         The Company's holdings of financial instruments are comprised of equity and debt securities and time deposits. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company's market risk exposure consists principally of exposure to changes in interest rates. The Company's holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests the majority of its investments in the shorter-end of the maturity spectrum, and at December 31, 2005 all of its holdings were in instruments maturing in four years or less.

      SHARE-BASED COMPENSATION PLANS

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after June 15, 2005. Under SFAS No. 123R, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

         The Company adopted SFAS No. 123R effective July 1, 2005, which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based on the award's original estimate of fair value (in the case of options, based on the Company's original estimate of fair value, and in the case of restricted stock and restricted stock units (RSUs), based on the closing price of the Company's common stock on the date of issuance). Results for prior periods have not been restated.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In connection with the adoption of SFAS No. 123R, the deferred stock compensation at June 30, 2005 of $5.7 million relating to previous grants of restricted stock was offset against additional paid-in capital during the quarter ended September 30, 2005.

         As a result of adopting SFAS No. 123R, the Company's loss before income tax benefit and net loss for the six months ended December 31, 2005 were $410,000 less than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the six months ended December 31, 2005 would have been $(6.70) compared to reported basic and diluted loss per share of $(6.69).

         On November 10, 2005, the FASB issued FASB Staff Position (FSP) 123(R)-3. "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (APIC Pool) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS No. 123R.

         Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123R requires the cash flows resulting from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the six months ended December 31, 2005, there was no tax benefit resulting from share-based compensation cost.

          Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123, as amended.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table illustrates the pro forma effect on the Company's net (loss) income and net (loss) income per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS No. 123 for the years ended June 30, 2005, 2004 and 2003 (in thousands except per-share amounts) In computing the pro forma amounts, option forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts:

                                                                               Year ended June  30,
                                                                      ---------------------------------------
                                                                          2005          2004         2003
                                                                      ------------  ------------  -----------

Net (loss) income
 As reported                                                           $  (89,606)    $   4,208    $  45,726
 Add stock-based employee compensation expense included in
   reported net (loss) income, net of tax (1)                                 755           328          433

 Deduct total stock-based employee compensation expense
   determined under fair-value-based method for all awards,
   net of tax (1)                                                         (27,680)      (11,436)      (8,933)
                                                                       ----------     ---------    ---------

Pro forma net (loss) income                                            $ (116,531)    $  (6,900)   $  37,226
                                                                       ==========     =========    =========
Net (loss) income per common share-basic:
 As reported                                                           $    (2.06)    $    0.10    $    1.06
 Pro forma                                                             $    (2.68)    $   (0.16)   $    0.86
Net (loss) income per common share-diluted:
 As reported                                                           $    (2.06)    $    0.10    $    1.05
 Pro forma                                                             $    (2.68)    $   (0.16)   $    0.85

(1) Information for 2005 has not been tax-effected as a result of the Company's net operating loss position and related valuation allowance in that year. Information for 2004 and 2003 has been adjusted for taxes using estimated tax rates of 35% and 40%, respectively.

         The weighted-average fair value per share was $5.75, $8.10 and $12.50 for stock options, as if accounted for under SFAS No. 123 and granted in fiscal years ended June 30, 2005, 2004 and 2003, respectively. The fair value of stock options was estimated using the Black-Scholes option-pricing model. The Black-Scholes model considers a number of variables, including the exercise price and the expected life of the option, the current price of common stock, the expected volatility and the dividend yield of the underlying common stock, and the risk-free interest rate during the expected term of the option. The following table summarizes the weighted average assumptions used:

                                                                           Year ended June  30,
                                                                    -----------------------------------
                                                                        2005        2004         2003
                                                                    -----------  ----------  ----------

Risk-free interest rate                                                 3.63%        4.00%       2.97%
Expected stock price volatility                                           58%          69%         75%
Expected term until exercise (years)                                    5.18         4.73        4.21
Expected dividend yield                                                    0%           0%          0%

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Expected volatility is based on historical volatility of the Company's common stock; the expected term until exercise represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

CASH FLOW INFORMATION

         Cash payments for interest were approximately $9.0 million for the six months ended December 31, 2005 and $18.0 million for each of the years ended June 30, 2005, 2004 and 2003, respectively. There were $182,000, $632,000, $3.8 million and $2.1 million of income tax payments made for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004, and 2003, respectively.

      RECLASSIFICATIONS

         Certain amounts previously reported have been reclassified to conform to the six-month period ended December 31, 2005 presentation.

(3) COMPREHENSIVE INCOME

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net (loss) income and net unrealized gain (loss) on available-for-sale securities and is presented in the consolidated statements of stockholders' (deficit) equity.

         The following table reconciles net (loss) income to comprehensive
(loss) income (in thousands):

                                                Six Months
                                                   Ended                   Year Ended June  30,
                                                December 31,     -----------------------------------------
                                                    2005             2005          2004          2003
                                                ---------------  ------------  ------------  -------------

Net (loss) income                                 $(291,337)      $(89,606)       $4,208        $45,726
                                                ---------------  ------------  ------------  -------------
 Other comprehensive income (loss):
 Unrealized gain (loss) on securities that
 arose during the year, net of tax (1)                6,897         (5,886)       (4,651)         1,007
 Reclassification adjustment for (loss)
 gain included in net (loss) income, net
 of tax (1)                                          (3,460)         8,689        (2,520)        (2,262)
                                                ---------------  ------------  ------------  -------------
                                                      3,437          2,803        (7,171)        (1,255)
                                                ---------------  ------------  ------------  -------------
Total comprehensive (loss) income                 $(287,900)      $(86,803)      $(2,963)       $44,471
                                                ===============  ============  ============  =============

(1) Information for the six months ended December 31, 2005 and the year ended June 30, 2005 has not been tax-effected as a result of the Company's net operating loss position and related valuation allowance in those periods. Information for the years ended June 30, 2004 and 2003 have been adjusted for income taxes using estimated effective tax rates of 35% and 40%, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) EARNINGS PER COMMON SHARE

         Basic earnings per share is computed by dividing the net (loss) income available to common stockholders adjusted for cumulative undeclared preferred stock dividends for the relevant period, by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards are considered to be issued and outstanding shares of common stock at the time they are granted and throughout their vesting period. Restricted stock units are not considered to be outstanding shares until the service vesting period has been completed and the underlying shares of common stock are actually issued. For purposes of calculating diluted (loss) income per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents if the inclusion of such common stock equivalents was not anti-dilutive. The number of dilutive common stock equivalents includes the effect of non-qualified stock options calculated using the treasury stock method and, for the fiscal year ended June 30, 2003, the number of shares issuable upon conversion of the Series A preferred stock that were outstanding. There was no Series A preferred stock outstanding as of December 31, 2005 or June 30, 2005, 2004 or 2003. The number of shares issuable upon conversion of the Company's 4.5% convertible subordinated notes due 2008 and the impact of the vesting of certain restricted stock, restricted stock units and certain stock options using the treasury stock method have not been included as the effect of their inclusion would be antidilutive. As of December 31, 2005 and, June 30, 2005, 2004 and 2003, the Company had 12.5 million, 11.7 million, 9.6 million and 6.5 million potentially dilutive common shares outstanding, respectively.

         The following table represents the reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations for net (loss) income available for common stockholders for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003 (in thousands):

                                                           Six Months
                                                              Ended             Year ended June  30,
                                                           December 31,   ----------------------------------
                                                              2005          2005        2004        2003
                                                         ---------------  ----------  ----------  ----------

Net (loss) income                                           $(291,337)      $(89,606)    $4,208     $45,726
Less: preferred stock dividends                                     -              -          -          11
                                                         ---------------  ----------  ----------  ----------
Net (loss) income available to common stockholders          $(291,337)      $(89,606)    $4,208     $45,715
                                                         ---------------  ----------  ----------  ----------

Weighted average number of common shares issued
and outstanding - Basic                                        43,520         43,486     43,350      43,116
Effect of dilutive common stock equivalents:
 Conversion of preferred stock                                      -              -          -          13
 Exercise of stock options                                          -              -        172         486
                                                         ---------------  ----------  ----------  ----------
Weighted average number of common shares - Diluted             43,520         43,486     43,522      43,615
                                                         ===============  ==========  ==========  ==========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) INVENTORIES

         Inventories, net of reserves consist of the following (in thousands):

                                                                 At December 31,  At June 30,
                                                                      2005            2005
                                                               ------------------ --------------
Raw materials                                                        $6,695           $6,406
Work in process                                                       3,282            1,349
Finished goods                                                        6,037            7,924
                                                               ------------------ --------------
                                                                    $16,014          $15,679
                                                               ================== ==============

(6) PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                         At December 31,      At June 30,            Estimated
                                              2005               2005                Useful lives
                                        -----------------  -----------------      ------------------
Land                                           $1,500            $1,500
Building                                        4,800             4,800                     7 years
Leasehold improvements                         20,113            17,822                  3-15 years*
Equipment                                      27,044            26,215                   3-7 years
Furniture and fixtures                          3,151             2,737                     7 years
Vehicles                                           38                38                     3 years
                                        -----------------  -----------------
                                               56,646            53,112
Less: Accumulated depreciation                 21,668            19,898
                                        -----------------  -----------------
                                              $34,978           $33,214
                                        =================  =================

    * Shorter of the lease term or lives indicated

         During the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, the Company's fixed asset disposals were at a net book value of approximately $148,000, $114,000, $249,000 and $270,000, respectively.

         Depreciation charged to operations relating to property and equipment totaled $2.5 million, $4.8 million, $4.2 million and $2.5 million for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively.

(7)  INTANGIBLE ASSETS AND GOODWILL

         The majority of the Company's intangible assets resulted from the November 2002 acquisition of ABELCET (see table below). Beginning in late 2004 and continuing through 2005, the Company identified a decline in sales of ABELCET primarily attributable to increased competition in the antifungal market. ABELCET sales have historically averaged approximately $15.0 million to $16.0 million per quarter, however in late 2004 and into 2005, ABELCET sales had declined to approximately $11.0 million per quarter. In November 2005, management completed a long-term strategic plan that indicates the revenues from sales of ABELCET may not recover to historical levels. In light of this impairment indicator, the Company engaged an independent valuation specialist to test the ABELCET asset group for impairment in accordance with SFAS No. 144 and determine the fair value of the ABELCET assets.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Initial testing disclosed that the future undiscounted net cash flows to be generated by the ABELCET asset group were insufficient to cover the carrying value of the ABELCET asset group, primarily the related intangible assets. The fair value of these intangible assets was then calculated using the relief from royalty method and an impairment charge was recognized for the excess of carrying amount over fair value in the aggregate amount of $133.1 million. The impairment was initially allocated, pro rata, to all assets, but with the limit that none of the assets would be written down below their respective fair values. Their amortizable lives were also reevaluated as part of this process. The manufacturing contract became fully amortized during the six months ended December 31, 2005.

         Intangible assets consist of the following (in thousands):

                                     At December 31,      Estimated      At June 30,        Estimated
                                          2005          Useful lives        2005           Useful lives
                                    ------------------  --------------  --------------   -----------------
ABELCET
  Product patented technology             $6,000            9 years         $64,400              12 years
  Manufacturing patent                     9,000            9 years          18,300              12 years
  NDA approval                                 -                             31,100              12 years
  Trade name and  product rights               -                             80,000              15 years
  Manufacturing contract                       -                              2,200               3 years
Other
  Patent                                   1,875           1-2 years         1,906               1-5 years
  Product acquisition costs               26,194         10-14 years         26,194            10-14 years
                                    ------------------                  --------------
                                          43,069                            224,100
Less: Accumulated amortization             8,915                             47,958
                                    ------------------                  --------------
                                         $34,154                           $176,142
                                    ==================                  ==============

         Amortization charged to operations relating to intangible assets totaled $8.9 million, $17.9 million, $17.9 million, and $10.8 million for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively. Estimated future annual amortization expense for the years 2006 through 2010 is $1.7 million per year due to the December 2005 impairment write-down. The Company does not have intangibles with indefinite useful lives.

         Effective in the quarter ended December 31, 2005, the Company changed the basis upon which it reports its business segments (see Note 21). The Company determined that its reporting units were the same as its segments. This change necessitated the allocation of goodwill to the newly identified reporting units on a relative fair value basis.

         At the time the goodwill was allocated to the reporting units, the Company performed a goodwill impairment test. The Company considered the historical declining performance of ABELCET and the impairment recognized to the related intangible assets to be indicators that the goodwill may be impaired. An independent valuation firm was engaged to perform valuations of the reporting units, to assist the Company with the allocation of goodwill and estimate the fair value of assets using discounted cash flow analyses. Goodwill was allocated to the Products and Contract Manufacturing segments, based on their respective fair values. No goodwill was allocated to the Royalties segment as, by the nature of the segment's operations, goodwill would not naturally be associated with it. The allocation process resulted in the Products reporting unit being assigned $144.0 million of goodwill and the Contract Manufacturing reporting unit receiving $7.0 million. The ensuing testing to estimate the fair value of the reporting units disclosed that the goodwill was impaired in its entirety. Accordingly, an impairment loss related to goodwill was recognized in the amount of $151.0 million in the consolidated statement of operations for the six months ended December 31, 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):

                                                      At December 31,     At June 30,
                                                           2005               2005
                                                     ------------------   --------------
Accrued compensation                                       $5,113             $9,423
Accrued Medicaid rebates                                    1,832              2,693
Unearned revenue                                              875              1,005
Accrued professional and consulting fees                      982              1,206
Accrued clinical trial costs                                  254                134
Accrued insurance and taxes                                 1,038                833
Other                                                       2,148              2,580
                                                     ------------------   --------------
                                                          $12,242            $17,874
                                                     ==================   ==============

         During the year ended June 30, 2005, the Company incurred charges totaling $2.1 million pertaining to a realignment of its costs through a restructuring. This decision was based on increasingly competitive conditions in the intravenous antifungal market, as well as the discontinuation of certain research and development projects. The charges were primarily attributable to employee termination benefits. As of December 31, 2005, $160,000 remained to be paid in 2006.

(9)   NOTES PAYABLE

         As of December 31, 2005 and June 30, 2005, the Company had $394.0 million and $399.0 million, respectively, of principal amount of convertible subordinated notes outstanding (the Notes) that bear interest at an annual rate of 4.5%. The Notes mature on July 1, 2008. Accrued interest on the Notes was $8.9 million and $9.0 million as of December 31, 2005 and June 30, 2005, respectively. The holders may convert all or a portion of the Notes into common stock at a conversion price of $70.98 at any time on or before July 1, 2008.

         The Notes are subordinated to all existing and future senior indebtedness. After July 7, 2004, the Company may redeem any or all of the Notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Upon the occurrence of a "fundamental change", as defined in the indenture governing the Notes, holders of the Notes may require the Company to redeem the Notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. In May and October 2005, the Company retired $1.0 million and $5.0 million face value of the Notes in exchange for cash payments of $849,000 and $4.6 million, respectively, including accrued interest.

(10)  STOCKHOLDERS' EQUITY

      SHAREHOLDER RIGHTS PLAN

         During May 2002, the Company adopted a shareholder rights plan (Rights
Plan). The Rights Plan involves the distribution of one preferred share purchase right (Right) as a dividend on each outstanding share of the Company's common stock to each holder of record on June 3, 2002. Each Right shall entitle the holder to purchase one-thousandth of a share of Series B Preferred Stock (Preferred Shares) of the Company at a price of $190.00 per one-thousandth of a Preferred Share. The Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company's common stock while the Rights Plan remains in place, then, unless (i) the Rights are redeemed by the Company for $0.01 per right or (ii) the Board of Directors determines that a tender or exchange offer for all of the outstanding common stock of the Company is in the best interest of the Company and the stockholders, the Rights will be exercisable by all Rights holders except the acquiring person or group for one share of the Company or in certain circumstances, shares of the third party acquirer, each having a value of twice the Right's then-current exercise price. The Rights will expire on May 16, 2012.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      SERIES A PREFERRED STOCK

         During the fiscal year ended June 30, 2003, 6,000 shares of the Company's Series A Cumulative Convertible Preferred Stock were converted into 13,636 shares of common stock. Accrued dividends of $156,000 on the Series A Preferred Stock that was converted, were settled by cash payments. Also, during the fiscal year ended June 30, 2003 the remaining 1,000 shares of Series A Preferred Stock were redeemed and settled by a cash payment of $26,000 and accrued dividends of $27,000. All dividend obligations were settled as of June 30, 2003.

      COMMON STOCK

         Holders of shares of the Company's $0.01 par value common stock are entitled to one vote per share on matters to be voted upon by the stockholders of the Company.

         As of December 31, 2005, the Company has reserved shares of its common stock for special purposes as detailed below (in thousands):

                 Non-Qualified and Incentive Stock Plans           8,432
                 Shares issuable upon conversion of Notes          5,551
                                                                ---------
                                                                  13,983
                                                                =========

(11)  STOCK OPTIONS

         The Company has incentive and non-qualified stock option plans for employees, officers, directors and consultants. These plans, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan, are administered by the Compensation Committee of the Board of Directors. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100% of the fair value of the Company's common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted.

         As of December 31, 2005, 8.4 million shares of common stock were reserved for issuance pursuant to options and awards under two separate plans, the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan, which may be granted to employees, non-employee directors or consultants to the Company.

         In October 2001, the Board of Directors adopted, and in December 2001 the stockholders approved, the 2001 Incentive Stock Plan. The 2001 Incentive Stock Plan has 6,000,000 authorized shares of common stock for the grant of stock options and other stock-based awards to employees, officers, directors, consultants, and independent contractors providing services to Enzon and its subsidiaries as determined by the Board of Directors or by a committee of directors designated by the Board of Directors to administer the 2001 Incentive Stock Plan.

         In November 1987, the Company's Board of Directors adopted the 1987 Non-Qualified Stock Option Plan. This plan has 7,900,000 shares of common stock authorized for the issuance of stock options. The terms and conditions of the options generally are to be determined by the Board of Directors, or a committee appointed by the Board, at its discretion.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In September 2004, the Board of Directors adopted a new compensation plan for non-employee directors (the 2004 Outside Director Compensation Plan or The 2004 Plan). Under the 2004 Plan, each non-employee director is to receive an option to purchase 15,000 shares of common stock annually on the first trading day of the calendar year. These grants are made under the 2001 Incentive Stock Plan. The exercise price of the annual grant is equal to the closing price of the common stock on the date of grant; it vests in one tranche on the first anniversary date; and expires on the tenth anniversary date of the grant. In addition, upon election of a new non-employee director to the Board, such newly elected director is to receive a grant of options to purchase 20,000 shares of common stock (the exercise price of which is equal to the closing price of the common stock on the date of grant). These options vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the Board on each such date. Furthermore, for the Chairperson of the Board, if not an employee of the Company, the number of options granted annually and upon election is twice the number mentioned above.

         The following is a summary of the activity in the Company's Stock Option Plans which include the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan (options in thousands):

                                                                                           Weighted
                                                          Weighted                          Average
                                                           Average                        Remaining     Aggregate
                                                          Exercise         Range of      Contractual    Intrinsic
                                              Options       Price           Prices       Term (years)  Value ($000)
                                            ------------------------------------------------------------------------
Outstanding at June  30, 2002                    3,644      $38.07    $1.88 to $73.22
Granted at exercise prices which equaled
the fair value on the date of grant              1,133      $19.65    $11.35 to $24.76
    Exercised                                     (305)      $4.49    $2.03 to $14.13
    Forfeited                                     (534)     $40.63    $11.70 to $71.00
                                            ------------
Outstanding at June  30, 2003                    3,938      $35.02    $1.88 to $73.22
Granted at exercise prices which equaled
the fair value on the date of grant              2,151      $13.81    $10.66 to $17.72
    Exercised                                      (98)      $5.40    $2.75 to $14.13
    Forfeited                                   (1,153)     $35.02    $11.37 to $71.00
                                            ------------
Outstanding at June  30, 2004                    4,838      $25.90    $1.87 to $73.22
Granted at exercise prices which equaled
the fair value on the date of grant              2,391      $10.32    $5.73 to $16.56
    Exercised                                      (73)      $3.14    $2.06 to $11.37
    Forfeited                                   (1,534)     $37.00    $1.88 to $71.00
                                            ------------
Outstanding at June 30, 2005                     5,622      $16.63    $2.81 to $73.22
Granted at exercise prices which equaled
the fair value on the date of grant                958       $7.09    $6.90 to $7.96
    Exercised                                       (5)      $3.60    $3.38 to $6.00
    Forfeited                                     (461)     $29.62    $6.00 to $66.25
                                            ------------
Outstanding at December 31, 2005                 6,114      $14.17    $2.81 to $73.22         8.14        $ 1,703
                                            ============
Exercisable at December 31, 2005                 5,197                                        7.86        $ 1,396
                                            ============

         On April 7, 2005, the Board of Directors accelerated the vesting of all of the Company's unvested stock options awarded to directors, officers and employees under the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan, all of which had an exercise price greater than $10.07 per share, the closing price of the Company's common stock on the NASDAQ National Market on April 7, 2005. As a result of the acceleration, options to acquire approximately
4.2 million shares (with exercise prices

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ranging from $10.10 to $73.22 per share), of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable.

         On June 20, 2005, the Board of Directors accelerated the vesting of all of the Company's then-outstanding unvested stock options awarded to officers under the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan. Options having exercise prices of $6.95 and $5.73 per share, the closing price of common stock on the NASDAQ National Market on May 12, 2005 and June 10, 2005 were accelerated. As a result, of the acceleration, options to acquire approximately 1.1 million shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable.

         The Board's decision to accelerate the vesting of these options was in response to a review of the Company's long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of SFAS No. 123R, which the Company was required to adopt effective July 1, 2005. Management believed that accelerating the vesting of these options prior to the adoption of SFAS No. 123R may have resulted in the Company not having to recognize compensation expense in the six months ended December 31, 2005 in the amount of $5.0 million or in subsequent years through 2009 in the aggregate amount of $21.4 million.

         As of December 31, 2005, the Stock Option Plans had options outstanding and exercisable by price range as follows (options in thousands):

                                                 Weighted
                                                  Average         Weighted                       Weighted
     Range of                                    Remaining        Average                        Average
     Exercise                     Options       Contractual       Exercise       Options         Exercise
      Prices                    Outstanding     Life (years)       Price       Exercisable        Price
--------------------           --------------  ---------------  -------------  -------------  ---------------
$ 2.81 to $ 6.90                      366           4.19            $4.81            290          $ 4.33
$ 6.95 to $ 6.95                    1,020           9.36            $6.95          1,000          $ 6.95
$ 6.97 to $ 7.14                      770           9.81            $7.03            136          $ 7.01
$ 7.25 to $12.36                      611           8.62           $10.29            424          $11.39
$12.43 to $13.08                      172           8.82           $12.98            172          $12.98
$13.17 to $13.54                      751           8.97           $13.53            751          $13.53
$13.55 to $13.77                       82           8.95           $13.76             82          $13.76
$14.12 to $14.15                      655           7.84           $14.15            655          $14.15
$14.16 to $15.65                      623           8.28           $15.13            623          $15.13
$15.75 to $73.22                    1,064           6.19           $31.84          1,064          $31.84
                               --------------                                  -------------
                                    6,114           8.14           $14.17          5,197          $15.41
                               ==============                                  =============

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the vested option activity for the six months ended December 31, 2005 (options in thousands):

                                                                             Weighted
                                                            Weighted         Average
                                                             Average        Remaining       Aggregate
                                                            Exercise       Contractual      Intrinsic
                                               Options        Price        Term (years)    Value ($000)
                                              -----------  ------------   ---------------  -------------
Exercisable at June 30, 2005                      5,526       $16.79
Granted at exercise prices which equaled
the fair value on the date of grant                 136
     Exercised                                       (5)
     Forfeited                                     (460)
                                              -----------
Exercisable at December 31, 2005                  5,197       $15.41            7.86          $1,396
                                              ===========

         A summary of unvested options as of December 31, 2005 and changes during the six months ended December 31, 2005 is presented below (options in thousands):

                                                                            Weighted
                                                           Number of         Average
                                                            Unvested       Grant Date
                                                            Options        Fair Value
                                                          -------------   --------------
Unvested options at June 30, 2005                             111             $7.56
     Granted                                                  807
     Exercised                                                  -
     Forfeited                                                 (1)
                                                          -------------
Nonvested at December 31, 2005                                917             $7.15
                                                          =============

         In the six months ended December 31, 2005, the Company recorded share-based compensation of $442,000 related to stock options, which is included in the Company's net loss for the period. No compensation costs were capitalized into inventory during the period. The Company did not record a net tax benefit related to share-based compensation expense. A cumulative effect adjustment with regard to options was not required. The Company's policy is to use newly issued shares to satisfy the exercise of stock options.

         Cash received from share option exercise for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003 was $19,000, $229,000, $527,000 and $1.3 million, respectively. The actual tax benefit realized for the tax deductions from options totaled $20,000, $597,000, $673,000 and $3.4 million for the six months ended December 31, 2005 and the tax years ended 2005, 2004 and 2003, respectively.

         The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. For grants during the six months ended December 31, 2005, the Company's weighted average assumptions for expected volatility, expected term until exercise and risk-free interest rate were 55.69%, 4.66 years and 4.22%, respectively. Expected volatility is based on historical volatility of the Company's common stock. The expected term of options is estimated based on the Company's historical exercise rate and forfeiture rates are estimated based on industry-specific average employment termination experience. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


expected term until exercise of the option. No dividend payments were factored into the valuations. The Company granted options with fair values ranging from $3.35 to $3.76 per option or a weighted average of $3.57 per option during the six months ended December 31, 2005. As of December 31, 2005, there was $3.4 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 43 months. During the six months ended December 31, 2005, the grant-date fair value of options that vested was $488,000.

(12)  RESTRICTED STOCK AND RESTRICTED STOCK UNITS (NONVESTED SHARES)

         The 2001 Incentive Stock Plan also provides for the issuance of restricted stock and restricted stock units to employees, officers and directors (collectively referred to in SFAS No. 123 as "nonvested shares"). These awards effectively are the issuance by the Company to the recipient of shares of the Company's common stock at either the date of the grant, in the case of a restricted stock award, or upon vesting, in the case of a restricted stock unit. The recipient pays no cash to receive the shares other than the $0.01 par value in some cases. These awards have vesting periods of three to five years.

         Pursuant to the 2004 Outside Director Compensation Plan, each non-employee director is to receive a grant of restricted stock units for shares of common stock with a value of $25,000 annually on the first trading day after June 30. This grant is made under the 2001 Incentive Stock Plan. The number of shares covered by the annual grant is equal to $25,000 divided by the closing price of the common stock on the date of grant; it vests in three equal tranches on each of the first three anniversaries of the date of the grant if the recipient director remains on the Board on each such date. In addition, upon election of a new non-employee director to the Board, such newly elected director is to receive a grant of restricted stock units for shares of common stock in the amount of $25,000 (the number of shares covered by such grant being equal to $25,000 divided by the closing price of the common stock on the date of grant). These restricted stock units vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the Board on each such date. Furthermore, for the Chairperson of the Board, if not an employee of the Company, the number of restricted stock units granted annually and upon election is twice the number mentioned above.

         All nonvested shares are valued at fair value under SFAS No. 123R. The market price of the Company's stock at grant date is factored by an expected vesting period forfeiture rate based on industry-specific average employment termination experience. This amount is then amortized over the vesting period on a straight-line basis. As of July 1, 2005, the date of adoption of SFAS No. 123R, there were 723,000 nonvested shares outstanding.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of nonvested shares as of December 31, 2005 and changes during the six months ended December 31, 2005 and the three fiscal years ended June 30, 2005 is provided below (in thousands):

                                                                              Weighted
                                                          Number of           Average
                                                          Nonvested          Grant Date
                                                           Shares            Fair Value
                                                      ------------------  -----------------
                  Nonvested at June 30, 2002                   -              $    -
                     Granted                                 227
                     Vested                                   (2)
                                                      ------------------
                  Nonvested at June 30, 2003                 225              $17.81
                     Granted                                 340
                     Vested                                  (10)
                     Forfeited                              (215)
                                                      ------------------
                  Nonvested at June 30, 2004                 340              $11.99
                     Granted                                 574
                     Vested                                  (27)
                     Forfeited                              (164)
                                                      ------------------
                  Nonvested at June 30, 2005                 723             $  9.12
                     Granted                                 429
                     Vested                                   (4)
                     Forfeited                               (85)
                                                      ------------------
                  Nonvested at December 31, 2005           1,063             $  8.33
                                                      ==================

         As of December 31, 2005, there was $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be recognized over a weighted average period of 46 months. The total grant-date fair value of shares that vested during the six months ended December 31, 2005 was $58,000.

         In the six months ended December 31, 2005, the Company recorded share-based compensation of $423,000 related to nonvested share awards, which is included in the Company's net loss for the period, predominantly in selling, general and administrative expenses. No compensation costs were capitalized into inventory during the period. The Company did not record a net tax benefit related to share-based compensation expense. The Company's policy is to use newly issued shares to satisfy nonvested share awards. There has been no tax benefit realized to date related to tax deductions for nonvested share payments.

         During the fiscal years ended June 30, 2005, 2004 and 2003, total deferred compensation cost of approximately $4.8 million, $4.1 million and $3.6 million, respectively, was calculated based on the fair value of the nonvested shares awarded on their issuance dates. These amounts were being recognized as periodic compensation expense over the underlying vesting periods. Netted against each year's amortized expense was the amount of deferred compensation cost for all awards forfeited during the period. The method of accounting for nonvested share awards was changed effective July 1, 2005 to no longer account for forfeitures when they occur, but rather on an estimated basis. Accordingly, the unamortized amount of nonvested share awards outstanding as of July 1, 2005 was adjusted by an assumed forfeiture rated and it is this reduced amount that will be amortized over the balance of the vesting period. This cumulative effect adjustment, which is immaterial for purposes of separate presentation, is included in selling, general and administrative in the consolidated statement of operations for the six months ended December 31, 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)  MERGER TERMINATION AGREEMENT

          On February 19, 2003, the Company entered into an agreement and plan of merger with NPS. On June 4, 2003, the merger agreement was terminated. In accordance with the mutual termination agreement between the two companies, the Company received 1.5 million shares of NPS common stock.

          The termination agreement imposed certain restrictions with respect to the transferability of the underlying NPS shares including limiting the maximum number of shares that could be transferred each month to 125,000 shares. Considering such restrictions, 1.1 million shares of NPS common stock were valued at $26.7 million, which was the fair value of NPS common stock on June 4, 2003 and the balance of 375,000 shares was considered to be restricted stock as defined under the scope exception provisions of SFAS No. 115 "Accounting for certain Investments in Debt and Equity Securities". The restricted stock was valued at $7.8 million by applying a 12% discount on the related fair value based on a valuation performed by an independent third-party consulting firm. Total consideration received aggregated $34.6 million. The Company also recorded $7.7 million in costs incurred related to the proposed merger with NPS (primarily investment banking, legal and accounting fees). The net gain of approximately $26.9 million was recorded as other income in the Consolidated Statement of Operations for the year ended June 30, 2003.

         In August 2003, the Company entered into a Zero Cost Protective Collar (the Collar) arrangement with a financial institution to reduce its exposure to changes in the share price associated with the 1.5 million shares of common stock of NPS received as part of the merger termination agreement with NPS. The Collar matured in four separate three-month intervals from November 2004 through August 2005, at which time the Company received proceeds from the sale of the securities. The amount received at each maturity date was determined based on the market value of NPS' common stock on such maturity date, as well as the value of the Collar. From August 2003 to November 2003, the Collar was designated a derivative hedging instrument in accordance with SFAS No. 133; in November 2003, hedge accounting was terminated. The Company carried the derivative as an asset or a liability at fair value. The change in fair value of the Collar subsequent to the termination of hedge accounting was recorded in other, net in the consolidated statements of operations.

         At June 30, 2005, the Company had a receivable from the financial institution of $3.2 million. During the years ended June 30, 2005 and 2004, the Company recorded an unrealized loss of $1.5 million and an unrealized gain of $1.7 million, respectively, as a component of other, net representing the change in fair value of the Collar. During the year ended June 30, 2005, a total of 1.1 million shares of the Collar matured resulting in a realized loss of $8.4 million, and net cash proceeds to the Company of $22.4 million.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company began selling and buying back the underlying NPS common stock in November 2003, which resulted in the termination of the hedging relationship. During the period from August 2003 through the date the hedging relationship was terminated, the NPS common stock had appreciated $5.7 million in value, of which $2.3 million was recorded in other, net in the consolidated statement of operations and $3.5 million, was recorded as a component of other comprehensive income in the statement of stockholders equity during the year ended June 30, 2004. The $3.5 million gain recognized in accumulated other comprehensive income at the point the hedging relationship was terminated was subsequently recognized in earnings proportionate to the sale of the underlying NPS common stock during 2005 and 2004.

         During the six-month period ended December 31, 2005, the Company sold 375,000 shares of NPS common stock it held and 375,000 shares of the Collar instrument matured. This resulted in the recognition of a loss of $3.5 million as a component of other, net for the six months ended December 31, 2005. The Company received cash proceeds from the settlement of this instrument totaling $7.5 million in the six-month period ended December 31, 2005. At December 31, 2005, the Company no longer holds any shares of NPS nor does it hold any portion of the Collar. During the years ended June 30, 2005 and 2004, the Company sold and repurchased 375,000 and 1.5 million shares, respectively, of NPS common stock to remove the transferability restrictions on such shares, resulting in a net realized loss of $578,000 and a gain of $2.4 million, respectively, included in other, net in the consolidated statements of operations.

(14)  INCOME TAXES

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

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of the income tax (benefit) provision are summarized as follows (in thousands):

                                               Six Months
                                                 Ended                     Year ended June  30,
                                               December 31,    ----------------------------------------------
                                                  2005             2005             2004            2003
                                            -----------------  --------------   -------------  --------------
Current:
 Federal                                         $      -          $     -           $    -        $     -
 State                                                (75)             340                -          6,589
 Foreign                                               93                -                -              -
                                            -----------------  --------------   -------------  --------------
 Total current                                         18              340                -          6,589
                                            -----------------  --------------   -------------  --------------
Deferred:
 Federal                                           (9,395)          66,785            2,404         (5,454)
 State                                             (1,570)          10,819              773           (912)
                                            -----------------  --------------   -------------  --------------
 Total deferred                                   (10,965)          77,604            3,177         (6,366)
                                            -----------------  --------------   -------------  --------------
Income tax (benefit) provision                   $(10,947)         $77,944           $3,177        $   223
                                            =================  ==============   =============  ==============

         The following table represents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

                                                          Six Months
                                                            Ended               Year ended June  30,
                                                          December 31,  -------------------------------------
                                                              2005          2005        2004         2003
                                                        --------------  -----------  -----------  -----------

Income tax expense computed at federal statutory rate     $(105,799)      $(4,082)      $2,585     $16,082
Nondeductible expenses                                          105           284          420           -
Add (deduct) effect of:
 State income taxes (including sale and purchase of
    state net operating loss carryforwards), net
    of federal tax                                          (16,350)         (414)         (49)      3,690
 Federal tax benefit through utilization of net
    operating loss carryforwards against current
    period income                                                 -             -            -      (8,349)
 Research and development tax credits                           549        (1,654)      (1,400)          -
 Foreign income taxes                                            93             -            -           -
 Increase (decrease) in beginning of year valuation
    allowance-federal                                       110,455        83,810        1,621     (11,200)
                                                        --------------  -----------  -----------  -----------
                                                          $ (10,947)      $77,944       $3,177    $     223
                                                        ==============  ===========  ===========  ===========

         During the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, the Company recognized a tax benefit of $244,000, $280,000, $254,000 and $474,000 respectively, from the sale of certain state net operating loss carryforwards. During the fiscal years ended June 30, 2004 and 2003, the Company purchased $1.4 million and $968,000, respectively, of state net operating loss carryforwards.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2005 and June 30, 2005, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              At December 31,   At June 30,
                                                                  2005               2005
                                                            ------------------  ----------------

Deferred tax assets:
 Inventories                                                   $     360         $     342
 Accrued compensation                                                680               793
 Returns and allowances                                            3,373             5,079
 Research and development credits carryforward                    14,805            14,952
 Federal AMT credits                                               1,592             1,592
 Deferred revenue                                                    357               410
 Capital loss carryforwards                                        4,094             2,681
 Write-down of carrying value of investment                        8,956             8,956
 Federal and state net operating loss carryforwards               63,473            58,873
 Acquired in-process research and development                      8,197             4,412
 Unrealized loss on securities                                       463             1,887
 Goodwill                                                         48,657                 -
 Intangible assets                                                57,629             2,672
 Other                                                               409               309
                                                            ------------------  ----------------
  Total gross deferred tax assets                                213,045           102,958
  Less valuation allowance                                      (210,525)         (100,070)
                                                            ------------------  ----------------
                                                                   2,520             2,888
                                                            ------------------  ----------------
Deferred tax liabilities:
 Goodwill                                                              -           (10,965)
 Unrealized gain on securities                                         -            (1,242)
 Book basis in excess of tax basis of acquired assets             (2,520)           (1,647)
                                                            ------------------  ----------------
                                                                  (2,520)          (13,854)
                                                            ------------------  ----------------
Net deferred tax (liabilities) assets                          $       -          $(10,966)
                                                            ==================  ================

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $156.3 million and combined state net operating loss carryforwards of approximately $150.2 million that will expire in the years 2009 through 2026. The Company also has federal research and development tax credit carryforwards of approximately $12.3 million for tax reporting purposes, which expire in the years 2007 to 2026. In addition, the Company has $2.5 million of state research and development tax credit carryforwards, which will expire in the years 2021 to 2024. The Company's ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. Also at December 31, 2005, the Company has a $48.7 million deferred tax asset relating to the write-off of goodwill for books. The underlying tax basis in the goodwill will continue to be amortized for tax purposes. Similarly, write-downs of ABELCET intangible assets for book purposes but not for tax purposes resulted in approximately $57.6 million additional deferred tax assets.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2005, management believes that it is not more likely than not that the net deferred tax assets will be realized, based on future operations and the reversal of deferred tax liabilities. The net increase in the valuation allowance for the six months ended December 31, 2005 was primarily due to the write-off of goodwill and the associated write-down of ABELCET intangibles. These write-downs for book purposes but not for tax purposes created new deferred tax assets for which an additional valuation allowance was established. The write-off of goodwill also eliminated the associated deferred tax liability reported at June 30, 2005. The valuation allowance increased $110.5 million and $83.8 million for the six months ended December 31, 2005 and the year ended June 30, 2005, respectively.

(15)  SIGNIFICANT AGREEMENTS

      SCHERING-PLOUGH AGREEMENT

         As a result of a November 1990 agreement between the Company and Schering-Plough, the Company's PEG technology was used to develop an improved version of Schering-Plough's product INTRON A. Schering-Plough is responsible for marketing and manufacturing the product, PEG-INTRON, worldwide on an exclusive basis and the Company receives royalties on worldwide sales of PEG-INTRON for all indications. Schering-Plough's obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON where such third party is not Hoffmann-La Roche. Schering-Plough has the right to terminate this agreement at any time if the Company fails to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

         The Company does not supply Schering-Plough with PEG-INTRON or any other materials and our agreement with Schering-Plough does not obligate Schering-Plough to purchase or sell specified quantities of any product.

      SANOFI-AVENTIS LICENSE AGREEMENTS

         During 2002, the Company amended its license agreement with Sanofi-Aventis to reacquire the rights to market and distribute ONCASPAR in the U.S., Mexico, Canada and most of the Asia/Pacific region. In return for the marketing and distribution rights, the Company paid Sanofi-Aventis $15.0 million and was also obligated to pay a 25% royalty on net sales of ONCASPAR in the U.S. and Canada through 2014. The $15.0 million payment is being amortized on a straight-line basis over its estimated economic life of 14 years. As of December 31, 2005 and June 30, 2005, the carrying value was $10.5 million and $11.0 million, respectively. The amortization and the 25% royalty payment to Sanofi-Aventis are included in cost of sales of the product. The license agreement may be terminated earlier by Sanofi-Aventis upon 60 days' notice if the Company fails to make the required royalty payments or the Company decides to cease selling ONCASPAR. Following the expiration of the agreement in 2014, all rights will revert back to the Company, unless the agreement is terminated earlier because the Company fails to make royalty payments or ceases to sell ONCASPAR.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In October 2005, the Company further amended its license agreement with Sanofi-Aventis for ONCASPAR. The amendment became effective in January 2006 and includes a significant reduction in the royalty rate, with a single-digit royalty percentage now payable by Enzon only on those aggregate annual sales of ONCASPAR in the U.S. and Canada that are in excess of $25.0 million. In consideration for the amendment, Enzon made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. The $35.0 million payment will be amortized on a straight-line basis over its economic life of 8.5 years. The Company is obligated to make royalty payments through June 30, 2014, at which time all of the Company's royalty obligations will cease.

      MEDAC LICENSE AGREEMENT

         In January 2003, the Company renewed an exclusive license to Medac, a private company based in Germany, to sell ONCASPAR and any PEG-asparaginase product developed by the Company or Medac during the term of the agreement in most of Europe and parts of Asia. The Company's supply agreement with Medac provides for Medac to purchase ONCASPAR from the Company at certain established prices and meet certain minimum purchase requirements. Medac is responsible for obtaining additional approvals and indications in the licensed territories beyond the currently approved indication in Germany. The term of the agreement is for five years and will automatically renew for an additional five years if Medac meets or exceeds certain diligence requirements. Thereafter, the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to Medac will revert back to the Company.

      INEX DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

         In March 2005, the Company terminated the agreements it entered into with Inex Pharmaceuticals (Inex) in January 2004 regarding the development and commercialization of Inex's proprietary oncology product MARQIBO(R) (vincristine sulfate liposomes injection). The terminated agreements included a Product Supply Agreement, a Development Agreement and a Co-Promotion Agreement, (collectively, the MARQIBO Agreements).

         In January 2005, the FDA provided an action letter explaining that MARQIBO was "not approvable" under the FDA's accelerated approval regulations for relapsed aggressive non-Hodgkin's lymphoma. The FDA's response also said that additional randomized controlled studies would need to be conducted prior to re-applying for approval. In connection with the termination, the Company paid Inex a final payment of $5.0 million in satisfaction of all of the Company's financial obligations under the MARQIBO Agreements, including development expenses and milestone payments. This payment is included in research and development expense in the Company's consolidated statement of operations for the year ended June 30, 2005.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FRESENIUS BIOTECH DEVELOPMENT AND SUPPLY AGREEMENT

         In January 2006, the Company terminated its development and supply agreement entered into in June 2003 and returned the rights to ATG-Fresenius S to Fresenius Biotech. The termination did not result in either company making a settlement payment to the other. The development and supply agreement with Fresenius Biotech provided the Company with exclusive development and distribution rights in the U.S. and Canada for a new formulation of the polyclonal antibody preparation, ATG-Fresenius S. Under the agreement, the Company was responsible for obtaining regulatory approval of the product in the U.S. In September 2004, the Company made a milestone payment to Fresenius Biotech of $1.0 million upon FDA approval of the first Investigational New Drug application; the milestone payment was charged to research and development expense during the year ended June 30, 2005.

         For a transition period, the Company is continuing to fulfill its clinical and regulatory obligations related to the current ongoing clinical trial for ATG-Fresenius S and Fresenius Biotech is reimbursing the Company for certain costs related to those obligations. Fresenius Biotech will be responsible for any further clinical development activities for ATG-Fresenius S beyond the transition period.

      MICROMET ALLIANCE

         In November 2005, the Company agreed to pay Micromet $2.5 million to end the collaboration formed in June 2002 to identify and develop antibody-based therapeutics for the treatment of inflammatory and autoimmune diseases. Under the termination agreement, Micromet received rights to the lead compound (MT203) generated within the scope of the collaboration and the Company will receive royalties on any future sales of this product.

         The termination of the research and development collaboration with Micromet does not affect the Company's other agreements with Micromet, including a cross-license agreement between the parties and a marketing agreement under which Micromet is the exclusive marketer of the two companies' combined intellectual property estate in the field of single-chain antibody (SCA) technology. Enzon holds core intellectual property in SCAs. Micromet is the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreements executed by Micromet on behalf of the partnership will be shared equally by the two companies. During the six months ended December 31, 2005, the Company recorded $1.5 million related to its share of revenues from Micromet's licensing activities associated with this agreement of which $767,000 was netted against the $2.5 million owed by the Company to Micromet. In January 2006, Micromet announced that it had entered into a definitive merger agreement with CancerVax, Inc., a publicly-traded U.S. Company. The merger is not expected to have any effect on any of the Company's agreements with Micromet.

         In addition to the research and development collaboration, in 2002 the Company made an $8.3 million investment in Micromet in the form of a convertible note that was amended in June 2004. During the year ended June 30, 2004 the Company recorded a complete write-down of the carrying value of this investment, which resulted in a non-cash charge of $8.3 million. In January 2006, the note was converted into 16,836 shares of Micromet common stock that constitutes substantially less than 1% of Micromet's outstanding shares. These shares are carried at zero basis on the Company's consolidated balance sheets.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NATIMMUNE A/S

         In September 2005, the Company entered into a license agreement with NatImmune A/S (NatImmune) for NatImmune's lead development compound, recombinant human Mannose-Binding Lectin (rhMBL), a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, the Company received exclusive worldwide rights, excluding the Nordic countries, and is responsible for the development, manufacture, and marketing of rhMBL. The $10.0 million upfront cost of the license agreement was charged to acquired in-process research and development in the six months ended December 31, 2005. The Company will be responsible for making additional payments upon the successful completion of certain clinical development, regulatory, and sales-based milestones. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by Enzon and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.

      NEKTAR ALLIANCE

         In August 2005, the Company entered into an agreement with Nektar to terminate the Company's joint product development agreement formed in January 2002 for up to three products using Nektar's pulmonary delivery technologies. The termination did not result in either company making a settlement payment to the other. Under the Company's product development collaboration with Nektar, the companies were jointly developing inhaled leuprolide acetate and evaluating other potential pulmonary projects for development. As a result of the termination, all rights to inhaled leuprolide have reverted back to Nektar and the Company has no further financial obligation to Nektar with respect to the product development collaboration.

         In January 2002, the Company entered into a PEG technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of our PEG technology to third parties. Nektar continues to have the right to sub-license our patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar's profits for any products that utilize the Company's patented PEG technology. Currently, Nektar has notified us of four third-party products for which Nektar has granted sublicenses to our PEG technology, Hoffmann-La Roche's PEGASYS (peginterferon alfa-2a), OSI Pharmaceutical's MACUGEN (pegaptanib sodium injection), UCB's CIMZIA(TM) (certolizumab pegol, CDP870) and an undisclosed product of Pfizer's. PEGASYS is currently being marked for the treatment of hepatitis C and MACUGEN is currently being marketed through a partnership between OSI Pharmaceuticals and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. CIMZIA, a PEGylated anti-TNF-alpha antibody fragment is currently in Phase 3 development for the treatment of rheumatoid arthritis. On March 2, 2006, UCB announced that it submitted a request for regulatory approval for CIMZIA for the treatment of Crohn's disease to the FDA, and that it plans to request authorization for marketing of the drug from the European Union regulatory authorities in a matter of weeeks.

         The Company retains all rights to use and/or sub-license all of the Company's PEG technology for the Company's own proprietary products and/or those the Company may develop with co-commercialization partners. Since 2002, the Company has continued to broaden its intellectual property estate by filing additional PEG patents that are exclusive to the Company, including a number that pertain to our next-generation customized PEG linker platform that utilizes proprietary linker chemistries that cover the spectrum of stable and controlled releasable linkers.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In January 2002, as part of a patent infringement lawsuit settlement agreement, the Company purchased $40.0 million of newly issued Nektar convertible preferred stock. During the year ended June 30, 2004, the Company converted approximately 50% of the preferred stock into common stock and sold approximately 50% of the Company's investment in Nektar, which resulted in a net gain on investments of $11.0 million and cash proceeds of $17.4 million. In January 2006, the remainder of the Company's Nektar preferred stock automatically converted into 1,023,292 common stock and in January and February 2006, the Company sold all shares of Nektar common stock it held, resulting in a net gain of $13.8 million and cash proceeds of $20.2 million.

      SKYEPHARMA AGREEMENTS

         In December 2002, the Company entered into a strategic alliance with SkyePharma PLC (SkyePharma), under which the Company licensed the U.S. and Canadian rights to SkyePharma's DEPOCYT, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, the Company paid SkyePharma a license fee of $12.0 million. SkyePharma manufactures DEPOCYT and the Company purchases finished product at 35% of the Company's net sales, which percentage can be reduced should a defined sales target be exceeded. The Company has recorded the $12.0 million license fee as an intangible asset that is being amortized over a ten-year period.

         This alliance also included a broad technology access agreement, under which the two companies may draw upon their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma's proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and Enzon's proprietary PEG modification technology, for which the Company received a $3.5 million technology fee which has been deferred and is being amortized to total royalty revenue over four years. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase 2 clinical development. Certain research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.

         Under this alliance, the Company is required to purchase finished product equal to $5.0 million in net sales for each calendar year (Minimum Annual Purchases) through the remaining term of the agreement. SkyePharma is also entitled to a milestone payment of $5.0 million if the Company's sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if the Company's sales exceed an annualized run rate of $25.0 million for four consecutive quarters. For the six months ended December 31, 2005, net sales of DEPOCYT were approximately $4.5 million. The Company is also responsible for a $10.0 million milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2006. This milestone payment will be incrementally reduced if the approval is received subsequent to December 31, 2006 to a minimum payment of $5.0 million for an approval after December 31, 2007.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      ZENEUS MANUFACTURING AGREEMENT

         Zeneus Pharma, Ltd. (Zeneus) owns the right to market ABELCET in any markets outside of the U.S., Canada and Japan. The Company's supply agreement with Zeneus requires that the Company supply Zeneus with ABELCET and MYOCET through November 21, 2011. For the period from November 22, 2002 until June 30, 2004, the Company supplied ABELCET and MYOCET at fixed transfer prices that would subsequently be adjusted to the Company's actual manufacturing cost. Beginning on July 1, 2004 through the termination of the agreement in 2011, the Company supplies these products at the Company's manufacturing cost plus fifteen percent for ABELCET and plus twenty percent for MYOCET. In December 2005, Zeneus became a wholly owned subsidiary of Cephalon, Inc.

(16)  RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". Statement 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in an accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. SFAS No. 154 now requires retrospective application of changes in an accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement is effective for fiscal years beginning after December 15, 2005. The adoption of this statement will not have an immediate material impact on our financial statements although the accounting change that would trigger its implementation may be material.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In November 2005, the FASB Staff issued FSP 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". This document addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The Staff essentially reaffirms previous guidance relating to impairment of debt and equity securities and nullifies certain requirements of EITF Issue 03-1 of the same title. The guidance in FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not anticipate the new guidance will have a material effect on its consolidated results of operations or financial condition. Disclosure requirements of EITF 03-1 carried forward into FSP 115-1 have been effective since July 2004.

(17)  COMMITMENTS AND CONTINGENCIES

         The Company has agreements with certain members of its upper management, which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has employment agreements with certain members of upper management, that provide for severance payments.

         The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.

(18)  LEASES

         The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease terms for the operating leases expire at various dates between 2006 and 2021 and each agreement includes renewal options.

         Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2005 are (in thousands):

                                                          Operating
                  Year ending December 31,                 leases
                  ------------------------              --------------
                  2006                                      $1,713
                  2007                                       1,746
                  2008                                         968
                  2009                                         867
                  2010                                         867
                  Thereafter                                 8,057
                                                        --------------
                  Total minimum lease payments             $14,218
                                                        ==============

         Rent expense amounted to $795,000, $1.4 million, $1.4 million and $1.3 million for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004 and 2003, respectively.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19)  RETIREMENT PLANS

         The Company maintains a defined contribution 401(k) pension plan for substantially all its employees. The Company currently matches 50% of the employee's contribution of up to 6% of compensation, as defined. Total Company contributions for the six months ended December 31, 2005 and the years ended June 30, 2005, 2004, and 2003 were $338,000, $631,000, $627,000 and $375,000, respectively.

         In November 2003, the Board of Directors adopted the Executive Deferred Compensation Plan (the Plan). The Plan was amended in January 2005. The Plan is intended to aid the Company in attracting and retaining key employees by providing a non-qualified compensation deferral vehicle. At June 30, 2005 $560,000 of deferred compensation pertaining to the Plan was included in accrued expenses in the consolidated balance sheets. At December 31, 2005, there was no deferred compensation included in accrued expenses.

(20)  RELATED PARTY TRANSACTIONS

         Two of the Company's executive officers received relocation benefits in connection with their joining the Company. The Company is administering these benefits through a relocation services agreement with an independent third party (the Provider) pursuant to which, in accordance with the Company's relocation policy, the Provider purchased their residences and holds the assets at purchase prices calculated using the average of two independent appraisals of the property. One officer was paid $412,384 in September 2005 in connection with the transaction which amount represents his equity in the property. The other officer was paid $324,388 in March 2005, representing his equity in the property. These amounts are classified under other current assets on the consolidated balance sheets at December 31, 2005 ($736,772) and June 30, 2005 ($324,388). Under the relocation services agreement, the Company reimbursed the Provider for the equity component of the Purchase Price and the related closing costs. The Company is responsible for a $2,500 service fee to the Provider as well as carrying and sales costs that the Provider incurs in connection with selling each property. The Company will receive the net proceeds from the resale of the property, and, if the property is sold for less than the Purchase Price, the Company is responsible for reimbursing the Provider for the amount of the deficiency.

(21)  BUSINESS AND GEOGRAPHICAL SEGMENTS

         During the quarter ended December 31, 2005, Enzon's operations were organized into three reportable segments: Products, Royalties and Contract Manufacturing. Previously, the Company operated as one business segment with central control and decision making in the hands of the chief executive officer or chief operating decision maker (CODM). Under the new structure, the responsibility for management and oversight of operations of product sales and marketing and for contract manufacturing has been distributed. The financial performance of these operating segments is reviewed by the CODM for purposes of allocating corporate resources.

         As a result of the realignment of responsibilities and the manner in which the CODM monitors and evaluates performance of the Company and those responsible for their respective franchises, the definition of the Company's operating and reportable segments was changed in the quarter ended December 31, 2005. The three reportable segments are as follows:

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Products - The Company has developed or acquired four therapeutic, FDA-approved products focused primarily in oncology. The Company currently markets its products through its specialized U.S. sales force that calls upon specialists in oncology, hematology and other critical care disciplines. The Company's four proprietary marketed brands are ABELCET, ADAGEN, ONCASPAR and DEPOCYT.

         Royalties - The Company derives licensing income from royalties and contract revenues received on the manufacture and sale of products that utilize its proprietary technology. Royalties are primarily comprised of royalties the Company receives on sales by Schering-Plough of PEG-INTRON. In addition to royalties from PEG-INTRON, the Company also receives royalty revenues on PEGASYS and MACUGEN through an agreement with Nektar under which the Company shares in Nektar's revenues or profits on these products. Contract revenue represents fee and royalty revenues received from firms utilizing Enzon's technology in their manufacturing processes. Under the new segment reporting structure, contract revenue is reported as part of royalty revenue.

         Contract Manufacturing - The Company contract manufactures ABELCET for export and MYOCET for Zeneus and the injectable multivitamin, MVI(R) for Mayne in its manufacturing facility in Indianapolis, Indiana.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following tables present segment revenue and profitability information for the six months ended December 31, 2005 and the fiscal years ended June 30, 2005, 2004 and 2003. Historical data have been recast to conform to the new three-segment approach. (In thousands):

                                                                         Contract
  Segment                                Products      Royalties       Manufacturing  Corporate(1)   Consolidated
  -------                                --------      ---------       -------------  ------------   ------------

Revenues        December 31, 2005        $ 49,436       $17,804         $  6,459      $      -        $ 73,699
                June 30, 2005              99,192        51,414           15,644             -         166,250
                June 30, 2004             107,922        48,738           12,911             -         169,571
                June 30, 2003              59,264        78,400            8,742             -         146,406

Segment         December 31, 2005        (267,515)(2)    17,804           (5,614)      (37,590)       (292,915)
(Loss) Profit   June 30, 2005              13,584        51,414            4,421       (58,844)         10,575
                June 30, 2004              27,011        48,738            2,928       (71,635)          7,042
                June 30, 2003              10,199        78,400            3,565       (62,267)         29,897

Assets          December 31, 2005          58,304(2)      2,265            3,686       277,090         341,345
                June 30, 2005             342,342        15,949           10,153       282,417         650,861
                June 30, 2004             360,108        10,863           11,273       340,166         722,410
                June 30, 2003             374,984        18,676           14,259       320,647         728,566

Amortization    December 31, 2005           8,873             -                -             -           8,873
                June 30, 2005              17,925             -                -             -          17,925
                June 30, 2004              17,909             -                -             -          17,909
                June 30, 2003              10,820             -                -             -          10,820

(1) Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, exploratory and preclinical research and development expenses, and treasury activities. Corporate assets consist principally of cash, short-term investments, marketable securities, property and equipment and certain working capital items.

(2) During the quarter ended December 31, 2005, the Company recognized impairment write-downs of intangible assets and goodwill in the amount of $133.1 million and $151.0 million, respectively.

         The Company does not identify or allocate property and equipment by operating segment, and does not allocate depreciation as such to the operating segments, nor does the CODM evaluate operating segments on these criteria. Operating segments do not have intersegment revenue, and, accordingly, there is none to be reported. The Company does not allocate interest income, interest expenses or taxes to operating segments.

Following is a reconciliation of segment (loss) profit to consolidated (loss) income before income tax (benefit) provision (in thousands):

                                            Six Months                    Year Ended June 30,
                                              Ended            --------------------------------------
                                           December 31, 2005      2005           2004           2003
                                           -----------------      ----           ----           ----
Segment (loss) profit                        $(255,325)         $ 69,419       $ 78,677      $ 92,164
Unallocated corporated operating expense       (37,590)          (58,844)       (71,635)      (62,267)
                                             ---------          --------       --------      --------
  Operating (loss) income                     (292,915)           10,575          7,042        29,897
Other corporate income and expense              (9,369)          (22,237)           343        16,052
                                             ---------          --------       --------      --------
  (Loss) income before income tax
  (benefit) provision                        $(302,284)         $(11,662)      $  7,385      $ 45,949
                                             =========          ========       ========      ========

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Revenues consisted of the following (in thousands):

                                            Six Months
                                              Ended                        Year Ended June 30,
                                            December 31,     ------------------------------------------------
                                               2005              2005               2004            2003
                                          ---------------    --------------     -------------    ------------
Product sales, net
   ADAGEN                                    $10,896             $19,301           $17,113         $16,025
   ONCASPAR                                   13,005              21,216            18,050          12,432
   DEPOCYT                                     4,459               7,446             5,029           2,458
   ABELCET                                    21,076              51,229            67,730          28,349
                                          ---------------    --------------     -------------    ------------
      Total product sales, net                49,436              99,192           107,922          59,264
   Royalties                                  17,804              51,414            48,738          78,400
   Contract manufacturing                      6,459              15,644            12,911           8,742
                                          ---------------    --------------     -------------    ------------
          Total revenues                     $73,699            $166,250          $169,571        $146,406
                                          ===============    ==============     =============    ============

         Outside the U.S., the Company principally sells: ADAGEN in Europe, ONCASPAR in Germany, DEPOCYT in Canada, and ABELCET in Canada. Information regarding revenues attributable to the U.S. and to all foreign countries collectively is stated below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues is based upon the domicile of the entity from which the revenues were earned. Information is as follows (in thousands):

                                               Six Months
                                                 Ended                      Year Ended June 30,
                                               December 31,     ---------------------------------------------
                                                  2005              2005             2004           2003
                                             ---------------    -------------     -----------    ------------
Revenues:
   U.S.                                          $52,650          $113,891         $125,268       $106,160
   Europe                                         14,079            36,667           34,715         35,558
   Other                                           6,970            15,692            9,588          4,688
                                             ---------------    -------------     -----------    ------------
   Total revenues                                $73,699          $166,250         $169,571       $146,406
                                             ===============    =============     ===========    ============

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following tables present summarized unaudited quarterly financial data (in thousands, except per-share amounts):

                                                          Three Months Ended
                                                 --------------------------------------
                                                   September 30,        December 31,
                                                       2005                2005(2)
                                                 ------------------  ------------------
Revenues                                             $44,047            $  29,652
Gross profit (1)                                      16,605               16,074
Tax provision (benefit)                                1,112              (12,059)
Net loss                                              (5,766)            (285,571)
                                                 ==================  ==================
Net loss per common share:
    Basic                                            $ (0.13)           $   (6.56)
    Diluted                                          $ (0.13)           $   (6.56)
Weighted average number of shares -
    Basic                                             43,486               43,523
Weighted average number of shares -
    Diluted                                           43,486               43,523


(1) Gross profit is calculated as the aggregate of product sales, net and contract manufacturing revenue, less cost of product sales and manufacturing revenue.

(2) During the quarter ended December 31, 2005, the Company recognized impairment write-downs of intangible assets in the amount of $133.1 million and goodwill in the amount of $151.0 million. The goodwill write-down triggered the elimination of a deferred tax liability resulting in a tax benefit of $12.0 million.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Three Months Ended
                                         ------------------------------------------------------------
                                          September 30,     December 31,     March 31,      June 30,
                                              2004             2004            2005          2005
                                         ---------------  ----------------  ------------  -----------
Revenues                                     $40,454           $42,916         $39,213       $43,667
Gross profit (1)                              19,139            20,044          16,559        13,070
Tax (benefit) provision                         (637)              102          (1,761)       80,239
Net loss                                        (939)              (10)         (3,125)      (85,532)
                                         ===============  ================  ============  ===========
Net loss per common share:
    Basic                                    $ (0.02)          $ (0.00)        $ (0.07)      $ (1.97)
    Diluted                                  $ (0.02)          $ (0.00)        $ (0.07)      $ (1.97)
Weighted average number of shares -
    Basic                                     43,470            43,483          43,490        43,501
Weighted average number of shares -
    Diluted                                   43,470            43,483          43,490        43,501


                                                           Three Months Ended
                                         ------------------------------------------------------------
                                          September 30,     December 31,     March 31,      June 30,
                                              2003             2003            2004          2004
                                         ---------------  ----------------  ------------  -----------
Revenues                                     $40,644           $41,698        $44,379      $42,850
Gross profit (1)                              15,653            18,073         20,570       19,551
Tax provision (benefit)                          482              (631)        (3,408)       6,734
Net income (loss)                              1,136              (303)         8,103       (4,728)
                                         ===============  ================  ============  ===========
Net income (loss) per common share:
    Basic                                    $  0.03           $ (0.01)       $  0.19      $ (0.11)
    Diluted                                  $  0.03           $ (0.01)       $  0.18      $ (0.11)
Weighted average number of shares -
    Basic                                     43,290            43,307         43,368       43,394
Weighted average number of shares -
    Diluted                                   43,629            43,307         43,817       43,394

(1) Gross profit is calculated as the aggregate of product sales, net and contract manufacturing revenue, less cost of product sales and manufacturing revenue.

                  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  Additions
                                                       --------------------------------
                                          Balance at    Charged to                                       Balance
                                          beginning     costs and        Charged to                      at end of
                                          of period      expenses      other accounts     Deductions      period
                                         ---------------------------------------------------------------------------
Six months ended December 31, 2005:
     Allowance for chargebacks,
           returns, doubtful accounts
           and cash discounts              $  7,242             -         $15,014(1)        $(17,033)      $  5,223

Year ended June 30, 2005:
     Allowance for chargebacks,
           returns, doubtful accounts
           and cash discounts                 8,785             -          37,982(1)         (39,525)         7,242

Year ended June  30, 2004:
     Allowance for chargebacks,
           returns, doubtful accounts
           and cash discounts                 7,134             -          52,619(1)         (50,968)         8,785

Year ended June  30, 2003:
     Allowance for chargebacks,
           returns, doubtful accounts
           and cash discounts                     -             -          18,020(1)         (10,886)         7,134

(1) Amounts are recognized as a reduction from gross sales.

                                  EXHIBIT INDEX

    Exhibit                                                                                               Page
    Number                                              Description                                      Number
    ------                                              -----------                                      ------
        3(i)         Restated Certificate of Incorporation                                                  E-2
       10.3          First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway,                   E-13
                     New Jersey, dated as of November 13, 2001
       10.23         Outside Board of Directors' Compensation Plan, as amended                             E-29
       12.1          Computation of Ratio of Earnings to Fixed Charges                                     E-30
       12.2          Subsidiaries of registrant                                                            E-31
       23.0          Consent of KPMG LLP, independent registered public accounting firm                    E-32
       31.1          Certification of Principal Executive Officer pursuant to Section 302 of the           E-33
                     Sarbanes - Oxley Act of 2002
       31.2          Certification of Principal Financial Officer pursuant to Section 302 of the           E-35
                     Sarbanes - Oxley Act of 2002
       32.1          Certification of Principal Executive Officer Pursuant to Section 906 of the           E-37
                     Sarbanes - Oxley Act of 2002
       32.2          Certification of Principal Financial Officer Pursuant to Section 906 of the           E-38
                     Sarbanes - Oxley Act of 2002