Form 10-Q
period 2006-03-31
ENZON PHARMACEUTICALS INC
filed 2006-05-03
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 0-12957

Enzon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State of incorporation)	(I.R.S. Employer Identification No.)

685 Route 202/206, Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

(908) 541-8600
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

__________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X   No__

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __	Accelerated Filer X	Non-Accelerated Filer __

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __   No X

Shares of Common Stock outstanding as of May 1, 2006: 43,761,855.

Back to Contents

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2006	December 31, 2005*

ASSETS

Current assets:
Cash and cash equivalents	$24,948	$76,497
Short-term investments	129,358	88,021
Accounts receivable, net of allowance for doubtful accounts: $50 at March 31, 2006 and $71 at December 31, 2005	14,035	14,087
Inventories	16,991	16,014
Other current assets	7,340	12,596

Total current assets	192,672	207,215

Property and equipment, net of accumulated depreciation; $22,676 at March 31, 2006 and $21,668 at December 31, 2005	35,008	34,978
Marketable securities	59,515	62,059
Amortizable intangible assets, net	67,131	34,154
Other assets	2,490	2,939

Total assets	$356,816	$341,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,173	$10,039
Accrued expenses	17,602	21,107

Total current liabilities	21,775	31,146

Notes payable	394,000	394,000
Other liabilities	2,364	169

Total liabilities	418,139	425,315

Commitments and contingencies

Stockholders’ deficit:
Preferred stock – $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock – $.01 par value, authorized 90,000,000 shares; issued and outstanding 43,746,854 shares at March 31, 2006 and 43,786,786 shares at December 31, 2005	437	438
Additional paid-in capital	321,460	320,557
Accumulated other comprehensive loss	(1,053)	(1,090)
Accumulated deficit	(382,167)	(403,875)

Total stockholders’ deficit	(61,323)	(83,970)

Total liabilities and stockholders’ deficit	$356,816	$341,345

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,

	2006	2005

Revenues:
Product sales, net	$24,275	$21,224
Royalties	17,248	13,630
Contract manufacturing	3,206	4,359

Total revenues	44,729	39,213

Costs and expenses:
Cost of product sales and contract manufacturing	10,549	9,024
Research and development	7,003	12,665
Selling, general and administrative	15,838	13,658
Amortization of acquired intangible assets	189	3,339

Total costs and expenses	33,579	38,686

Operating income	11,150	527

Other income (expense):
Investment income, net	15,816	1,116
Interest expense	(4,881)	(4,957)
Other, net	(241)	(1,572)

	10,694	(5,413)

Income (loss) before income tax provision (benefit)	21,844	(4,886)

Income tax provision (benefit)	136	(1,761)

Net income (loss)	$21,708	$(3,125)

Earnings (loss) per common share – basic	$0.50	$(0.07)

Earnings (loss) per common share – diluted	$0.50	$(0.07)

Weighted average shares – basic	43,524	43,490

Weighted average shares – diluted	43,524	43,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$21,708	$(3,125)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,292	5,647
Non-cash expense for stock options and nonvested shares	898	56
(Gain) loss on sale of investments	(13,824)	1,673
Non-cash loss related to equity collar arrangement	—	581
Amortization of debt issue costs	448	457
Amortization of bond premium/discount	193	774
Deferred income taxes	—	(2,438)
Changes in operating assets and liabilities	(9,206)	(8,733)

Net cash provided by (used in) operating activities	3,509	(5,108)

Cash flows from investing activities:
Purchase of property and equipment	(1,319)	(549)
Proceeds from sale of equity investment	20,209	7,825
Purchase of product rights	(35,000)	—
Proceeds from sale of marketable securities	88,350	36,000
Purchase of marketable securities	(127,298)	(66,525)

Net cash used in investing activities	(55,058)	(23,249)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	42

Net decrease in cash and cash equivalents	(51,549)	(28,315)

Cash and cash equivalents at beginning of period	76,497	69,473

Cash and cash equivalents at end of period	$24,948	$41,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)      Organization and Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2005.

(2)      Marketable Securities

The Company classifies its investments in marketable equity securities and debt securities, including auction rate securities, as available-for-sale. The Company classifies those investments with maturities of one year or less as current assets and investments in debt securities with maturities greater than one year and marketable equity securities as noncurrent assets when it has the intent and ability to hold such securities for at least one year. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, included in the determination of other comprehensive income and reported in stockholders’ deficit. The fair value of all securities is determined by quoted market prices.

           The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at March 31, 2006 and December 31, 2005 were investments in state government bonds and corporate securities. At March 31, 2006, the Company held auction rate securities with contractual maturities between 2008 and 2010.

           The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income, net. The cost of securities is based on the specific identification method.

           The Company adopted Financial Accounting Standards Board Staff Position FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” effective January 1, 2006. The adoption of this guidance had no effect on the Company’s consolidated financial statements.

           Pursuant to FSP FAS 115-1, impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date.

           The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of March 31, 2006. The following table show the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2006 (in thousands):

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Less Than 12 Months		12 Months or Greater

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agency debt (1)	$11,391	$(102)	$37,423	$(581)
U.S. corporate debt (2)	62,822	(215)	19,258	(206)
Auction rate securities (3)	1,993	(7)	—	—

Total	$76,206	$(324)	$56,681	$(787)

(1)      U.S. Government agency debt. The unrealized losses of $683,000 in the U.S. Government agency and Federal agency mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and the Company has the ability and the intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. Government agency debt to be other-than-temporarily impaired at March 31, 2006.

(2)      U.S. corporate debt. The unrealized losses of $421,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at March 31, 2006.

(3)      Auction rate securities. The unrealized losses of $7,000 in the auction rate securities were attributable to increases in interest rates. The Company invests in auction rate municipal and preferred securities. The Company has the ability and intent to hold these investments until recovery of fair value and the Company does not consider its investments in auction rate securities to be other-than-temporarily impaired at March 31, 2006.

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at March 31, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

U.S. Government agency debt	$54,754	$2	$(683)	$54,073
U.S. corporate debt	108,839	14	(421)	108,432
Auction rate securities	26,375	—	(7)	26,368

	$189,968	$16	$(1,111)	$188,873

* $129,358 is included in short-term investments and $59,515 is included in marketable securities.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at December 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

U.S. Government agency debt	$59,458	$2	$(664)	$58,796
U.S. corporate debt	72,606	3	(478)	72,131
Auction rate securities	19,150	3	—	19,153

	$151,214	$8	$(1,142)	$150,080

*      Included in short-term investments $88,021 and marketable securities $62,059 at December 31, 2005.

     Maturities of debt and marketable equity securities classified as available-for-sale at March 31, 2006 were as follows (in thousands):

March 31,	Amortized Cost	Fair Value

2007	$129,888	$129,358
2008	27,121	26,645
2009	7,600	7,506
2010 & thereafter	25,359	25,364

	$189,968	$188,873

(3)      Investment in Equity Securities

          During the quarter ended March 31, 2006, the Company sold its remaining 1,023,302 shares of common stock of Nektar Therapeutics, Inc. (Nektar). This investment was reflected in other current assets on the December 31, 2005 condensed balance sheet at $6.4 million. The disposition of the shares resulted in cash proceeds of $20.2 million and a gain of $13.8 million reported in investment income, net.

(4)      Comprehensive Income

          The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended March 31,

	2006	2005

Net income (loss)	$21,708	$(3,125)

Other comprehensive income:
Unrealized gain (loss) on securities that arose during the period, net of tax (1)	13,881	(2,998)
Reclassification adjustment for (gain) loss included in net income (loss), net of tax(1)	(13,844)	3,550

Total other comprehensive income	37	552

Comprehensive income (loss)	$21,745	$(2,573)

(1)	Information for 2006 has not been tax-effected due to an estimated annual effective tax rate of zero, whereas information for 2005 has been adjusted for income tax using an estimated annual effective tax rate of 37%.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)      Earnings Per Common Share

          Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted income (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, nonvested shares (unvested restricted stock awards and unvested restricted stock units) and the number of shares issuable upon conversion of the Company’s 4.5% convertible subordinated notes due 2008.

          In determining the dilutive effect of stock options and nonvested shares, a number of treasury shares is calculated using assumed proceeds which includes compensation costs to be attributed to future service and not yet recognized and, in the case of stock options, the cash paid by the holders to exercise plus the excess, if any, of tax benefits that would be credited to additional paid-in capital. For the quarter ended March 31, 2006, the inclusion of unrecognized share-based compensation in the treasury stock component of the calculation caused stock options and nonvested shares outstanding to be anti-dilutive and, therefore, excluded from the computation of earnings per share.

          As of March 31, 2006 and March 31, 2005, the Company determined that all potentially dilutive common stock equivalents, (12.7 million and 10.1 million shares, respectively), were anti-dilutive. Consequently, reported diluted earnings (loss) per share is the same as the basic earnings (loss) per share amount.

(6)      Share-Based Compensation

          The Company has incentive and non-qualified stock option plans for employees, officers, directors, consultants and independent contractors. These plans, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan, are administered by the Compensation Committee of the Board of Directors. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100% of the market value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted.

          The 2001 Incentive Stock Plan also provides for the issuance of restricted stock and restricted stock units, collectively referred to as “nonvested shares.” The shares of the Company’s common stock underlying these awards are issued by the Company to the recipient at the date of the grant in the case of a restricted stock award, or upon vesting, in the case of a restricted stock unit. The recipient pays no cash to receive the shares other than the $0.01 par value in certain cases. These awards generally vest from the third anniversary of the date of grant to the fifth anniversary of the date of grant.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised) “Share-Based Payment” (SFAS 123R), effective July 1, 2005 to account for share-based compensation including both options and nonvested shares. The Company has selected the Black-Scholes method of valuation for stock options and has adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and nonvested shares outstanding at the beginning of the first quarter of adoption of SFAS 123R. The transition charges, and charges for new awards, are recognized in research and development and selling, general and administrative expenses over the respective service periods. No share-based compensation cost has been capitalized into inventory or other assets.

          The Company is in the process of determining to what extent, if any, it had a pool of excess tax benefits in additional paid-in capital (APIC pool) as of July 1, 2005, the date of adoption of SFAS 123R, related to historical stock option exercises. Such an APIC pool would absorb post-adoption tax deficiencies in the event cash tax benefits are less than book tax credits. Pursuant to FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, the Company has until June 30, 2006 to make a one-time election to follow the guidance in the FSP or that in SFAS 123R.

          The following table summarizes option activity for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2005	6,114	$14.17
Granted at exercise prices that equaled the fair value on the date of grant	235	7.43
Exercised	—	—
Forfeited	(10)	8.63
Expired	(176)	16.75

Outstanding at March 31, 2006	6,163	$13.84

Exercisable at March 31, 2006	5,095

          For grants during the three months ended March 31, 2006, the Company’s weighted average assumptions for expected volatility, expected term until exercise and risk-free interest rate were 50.28%, 5.19 years and 4.75%, respectively. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the Company’s historical exercise rate. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. No dividend payments were assumed. The Company granted options with fair values ranging from $3.69 to $3.74 per share or $592,000 fair value in total.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The following table summarizes nonvested share activity for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2005	1,063	$8.33
Granted	66	7.26
Vested	—	—
Forfeited	(35)	6.95

Nonvested at March 31, 2006	1,094	$8.31

          In the three months ended March 31, 2006, the Company recorded share-based compensation for nonvested shares and options of $442,000 and $457,000, respectively, which is included in the Company’s net income for the period. There was no cash received from exercise of stock options and, accordingly, there was no cash tax benefit during the three months ended March 31, 2006. As of March 31, 2006, there was $3.5 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 35 months. As of March 31, 2006, there was $2.3 million and $6.5 million, respectively, of total unrecognized cost related to nonvested shares awards and units that the Company expects to recognize over weighted-average periods of 35 and 50 months, respectively.

          Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation”, as amended, (SFAS 123) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. For the Company, SFAS 123 was similar in most respects to SFAS 123R, with the exception of option forfeitures, which the Company accounted for as they occurred under SFAS 123.

          The fair value under SFAS 123 for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions. For grants during the three months ended March 31, 2005, the Company’s weighted average assumptions for expected volatility, expected life, risk-free interest rate were 58%, 4.77 years and 4.00% respectively.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per-share data):

Three Months Ended March 31, 2005

Net loss:
As reported	$(3,125)
Add: Stock-based employee compensation expense included in reported net loss, net of tax (1)	35
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax (1)	(2,303)

Pro forma net loss	$(5,393)

Earnings per common share – basic:
As reported	$(0.07)
Pro forma	$(0.12)
Earnings per common share – diluted:
As reported	$(0.07)
Pro forma	$(0.12)

(1)	Information has been adjusted for income taxes using an estimated annual effective tax rate of 37%.

(7)     Inventories

           As of March 31, 2006 and December 31, 2005 inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Raw materials	$5,999	$6,695
Work in process	5,618	3,282
Finished goods	5,374	6,037

	$16,991	$16,014

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8)     Intangible Assets

          As of March 31, 2006 and December 31, 2005 intangible assets consisted of the following (in thousands):

	March 31, 2006	December 31, 2005	Weighted-Average Remaining Useful lives

Product patented technology	$6,000	$6,000	9 years
Manufacturing patent	9,000	9,000	9 years
Patent	1,875	1,875	1 year
Product acquisition costs	61,194	26,194	8 years

	78,069	43,069	8 years
Less: Accumulated amortization	10,938	8,915

	$67,131	$34,154

          In October 2005, the Company amended its license agreement with Sanofi-Aventis for ONCASPAR. The amendment became effective in January 2006 and includes a significant reduction in the royalty rate, with a single-digit royalty percentage now payable by Enzon only on those aggregate annual sales of ONCASPAR in the U.S. and Canada that are in excess of $25.0 million. In consideration for the amendment, Enzon made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. The $35.0 million payment will be amortized on a straight-line basis over its economic life of 8.5 years. The Company is obligated to make royalty payments through June 30, 2014, at which time all of the Company’s royalty obligations will cease.

          For the quarter ended March 31, 2006, amortization charged to operations relating to intangible assets totaled $2.0 million of which $1.8 million is classified in cost of product sales and contract manufacturing. For the quarter ended March 31, 2005, amortization expense was $4.5 million (of which $1.1 million was charged to cost of sales) reflecting the higher balances of ABELCET – related amortizable intangible assets recorded at that time. In December 2005, $133.1 million of ABELCET-related intangibles were written down due to impairment. Annual intangible amortization expense for the next five fiscal years is expected to be approximately $8.0 million per year.

(9)     Cash Flow Information

          The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. For each of the three month periods ended March 31, 2006 and 2005, there were payments of interest of $8.9 million and $9.0 million, respectively. Income tax payments for the three months ended March 31, 2006 and 2005, were $83,000 and $223,000, respectively.

(10)     Income Taxes

          The tax provision reported for the quarter ended March 31, 2006, represents certain state and Canadian income taxes. The Company did not recognize a U.S. Federal income tax provision for the three months ended March 31, 2006 as the estimated annual effective tax rate is zero. As of March 31, 2006, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

          For the three months ended March 31, 2005, an income tax benefit was recorded using the estimated annual effective tax rate of 37% in use at that time. During the quarter ended June 30, 2005, the Company concluded that it was more likely than not that it would not realize the tax benefits from its accumulated state and federal net operating loss carryforwards and research and development tax credit carryforwards and established a valuation allowance for all such deferred tax assets.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)     Derivative Instruments

          On February 19, 2003, the Company entered into an agreement and plan of merger with NPS Pharmaceuticals, Inc. (NPS). On June 4, 2003, the merger agreement was terminated. In accordance with the mutual termination agreement between the two companies, the Company received 1.5 million shares of NPS common stock.

          In August 2003, the Company entered into a Zero Cost Protective Collar (the Collar) arrangement with a financial institution to reduce its exposure to changes in the share price of the 1.5 million shares of common stock of NPS. The Collar matured in four separate three-month intervals from November 2004 through August 2005, at which times the Company received proceeds from the sale of the securities. The amount received at each maturity date was determined based on the market value of NPS’ common stock on such maturity date, as well as the value of the Collar.

          During the quarter ended March 31, 2005, the Company sold 375,000 shares of NPS common stock it held and 375,000 shares of the Collar instrument matured. During the three months ended March 31, 2005 the Company recorded an unrealized gain of $2.4 million as a component of other, net representing the change in fair value of the Collar. Also, during the three months ended March 31, 2005, the Collar matured resulting in a realized loss of $4.0 million recorded in other, net in the condensed consolidated statements of operations. The Company received cash proceeds from the settlement of this instrument totaling $7.5 million in the quarter ended March 31, 2005. At December 31, 2005, the Company no longer held any shares of NPS common stock nor did it hold any portion of the Collar.

(12)     Related Party Transactions

          Two of the Company’s executive officers received relocation benefits in connection with their joining the Company whereby the residences from which they were moving were purchased at independently determined appraisal values. At December 31, 2005, there was a balance of $736,772 in current assets carried in the consolidated balance sheet representing these temporary holdings. During the quarter ended March 31, 2006, the disposal of one of the two properties (with a basis of $324,388) was finalized at a loss of $116,427. In addition, the Company established a reserve against the other property in the amount of $215,000 leaving a balance as of March 31, 2006 of $197,384.

(13)      Segment Information

          The Company operates in the following business and reportable segments:

Products - Sales of the Company’s four therapeutic, FDA-approved products: ABELCET, ADAGEN, ONCASPAR and DEPOCYT.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Royalties – Licensing income from royalties received on the sale of products by third-party companies that utilize Enzon’s proprietary technology – primarily royalties on sales of PEG-INTRON by Schering-Plough Corporation.

Contract Manufacturing – Contract manufacture of products for other firms – primarily ABELCET for export and MYOCET, each for Zeneus Pharma Ltd, a wholly owned subsidiary of Cephalon, Inc., and the injectable multivitamin, MVI, for Mayne Group.

          Profit (loss) for the Company’s segments is measured based on operating results, excluding investment income, interest expense and income taxes. The Company does not identify or allocate property and equipment by operating segment, and does not allocate depreciation, as such, to the operating segments. Operating segments do not have intersegment revenue, and accordingly, there is none to be reported.

          The following table presents segment revenues and profitability information for the three month periods ended March 31, 2006 and 2005 (in thousands):

Segment		Products	Royalties	Contract Manufacturing	Corporate(1)	Consolidated

Revenues	2006	$24,275	$17,248	$3,206	$—	$44,729
	2005	$21,224	$13,630	$4,359	$—	$39,213

(Loss) Profit	2006	$7,910	$17,248	$772	$(4,086)	$21,844
	2005	$2,841	$13,630	$1,808	$(23,165)	$(4,886)

(1)      Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, exploratory and preclinical research and development expenses, and treasury activities.

          Following is a reconciliation of segment profit (loss) to consolidated income (loss) before income tax provision (benefit) (in thousands):

	Three Months Ended March 31,

	2006	2005

Segment profit	$25,930	$18,279
Unallocated operating expense	(14,780)	(17,752)

Operating income (loss)	11,150	527
Other corporate income and expense	10,694	(5,413)

Income (loss) before income tax (benefit) provision	$21,844	$(4,886)

          Assets of the Products segment increased by $35.0 million as a result of the payment made January 1, 2006 to Sanofi-Aventis for a negotiated reduction in royalty rates to be paid by the Company on sales of ONCASPAR. This intangible asset is being amortized over 8.5 years on a straight-line basis.

Back to Contents

Item 2.     Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          We are a company dedicated to the development and commercialization of therapeutics to treat patients with cancer and other life-threatening diseases. Our primary clinical development and commercial focus is on internally developed or acquired products for oncology and adjacent therapeutic areas where there are serious unmet medical needs. We also leverage our scientific expertise in designing improved versions of pharmaceuticals to obtain commercialization rights in products discovered by others. We operate in three business segments: Products, Royalties and Contract Manufacturing. Products revenues are comprised of sales of four FDA-approved products, ABELCET, ADAGEN, ONCASPAR and DEPOCYT. We receive royalties and license fees on sales of a number of products by other firms that mainly utilize our proprietary PEGylation platform including PEG-INTRON®, marketed by Schering-Plough Corporation, and MACUGEN®, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. In addition, we utilize contract manufacturing opportunities to broaden our revenue base and enhance our organizational productivity. Presently, we manufacture three injectable pharmaceutical products for our partners.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Following is a reconciliation of segment profitability to consolidated income before income tax (millions of dollars):

	Three Months Ended

	March 2006	% Change	March 2005

Products Segment profit	$7.9	178	$2.8
Royalty Segment profit	17.2	27	13.6
Contract Manufacturing Segment profit	0.8	(57)	1.8
Corporate and other expenses*	(4.1)	(82)	(23.1)

Income (loss) before income tax provision (benefit)	$21.8	n.m.	$(4.9)

*	The Company does not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, exploratory and preclinical research and development expenses, depreciation, interest income, interest expense and income taxes.

n.m. – not meaningful.

Products Segment

Segment profitability (millions of dollars):

	Three Months Ended

	March 2006	% Change	March 2005

Revenues	$24.3	14	$21.2
Cost of sales	8.1	25	6.5
Selling & marketing	8.1	(6)	8.6
Amortization	0.2	(94)	3.3

Segment profit	$7.9	178	$2.8

Back to Contents

     Revenues

     Performance of individual products is provided below (millions of dollars):

	Three Months Ended

Product	March 2006	% Change	March 2005

ABELCET	$10.5	16	$9.1
ADAGEN	5.3	11	4.8
ONCASPAR	6.4	16	5.5
DEPOCYT	2.1	13	1.8

Totals	$24.3	14	$21.2

     Net product sales for the three months ended March 31, 2006 increased by 14% to $24.3 million over the same period of 2005 as our products all experienced increased sales volumes. During the three months ended March 31, 2006, U.S. and Canadian ABELCET sales were up $1.4 million or 16% as compared to the three months ended March 31, 2005, driven mainly by an increase in volume. We anticipate increased competition from new therapeutics entering the market later this year. The 11% increase in ADAGEN sales for the three months ended March 31, 2006 as compared to the year-earlier period was primarily due to the timing of shipments. Historically, quarterly sales of ADAGEN experience volatility because of the small number of patients on therapy. The 16% increase in revenue for ONCASPAR was related to the adoption of ONCASPAR in certain protocols by hospitals and cooperative groups resulting in an increase in demand for the product. In December 2005, Enzon announced it applied for FDA approval of ONCASPAR as a first-line treatment for acute lymphoblastic leukemia (ALL). DEPOCYT net sales increased by 13% in the most recent three-month period compared to the same prior-year period due primarily to increased use by neuro-oncologists because of its more convenient dosing schedule as well as the effect of a price increase.

          Cost of sales

          Cost of sales of marketed products for the three months ended March 31, 2006 was $8.1 million or 33% of sales, compared to $6.5 million or 30% of sales for the comparable three-month period of 2005. The lower margin earned in the period ended March 31, 2006 was due mainly to rising ADAGEN and ABELCET costs offset in part by ONCASPAR. ONCASPAR costs were favorably impacted by the negotiated lowering of royalties with Sanofi-Aventis effective January 1, 2006, offset by an increase in amortization expense of $1.0 million relating to the $35.0 million up-front payment made to Sanofi-Aventis.

          Selling and marketing expenses

          Selling and marketing expenses consist primarily of salaries and benefits for our sales and marketing personnel, as well as other commercial expense and marketing programs to support our sales force.

     Selling and marketing expenses for the three months ended March 31, 2006 decreased $0.5 million or 6% from the three months ended March 31, 2005. The decrease was primarily due to a change in marketing personnel and advertising agency resulting in a more focused marketing spend. In addition, prior-year information included premarketing spending related to the cancelled MARQIBO project agreement.

          Amortization of acquired intangible assets

     Amortization expense was $0.2 million for the three months ended March 31, 2006, as compared to $3.3 million for the three months ended March 31, 2005. Amortization expense was lower by $3.1 million due to the fourth quarter 2005 impairment write-down of ABELCET-related intangible assets. Amortization of intangible assets has been provided over their estimated lives ranging from 1-14 years on a straight-line basis.

Back to Contents

Royalties Segment

(millions of dollars)

	Three Months Ended

	March 2006	% Change	March 2005

Royalty revenue	$17.2	27	$13.6

      Total royalties for the three months ended March 31, 2006 increased 27% to $17.2 million as compared to $13.6 million during the comparable three-month period ended March 31, 2005. The improvement in total royalties over the prior year was due to the January 2005 launch of MACUGEN in the U.S. and the December 2004 launch of PEG-INTRON combination therapy in Japan. The sales of these products were not yet fully reflected in the March quarter of 2005 due to the recent entry of these products into the associated markets. The majority of royalties is comprised of royalty revenue we receive on sales of PEG-INTRON, but also includes other royalty revenue, certain license revenues and contract revenues related to the application of our technology to other firms’ products. We expect competition for PEG-INTRON combination therapy in Japan and MACUGEN in the U.S. to increase later this year. No operating expenses are allocated to the Royalties segment.

Contract Manufacturing Segment

(millions of dollars)

	Three Months Ended

Product	March 2006	% Change	March 2005

Revenues	$3.2	(26)	$4.3
Cost of sales	2.4	(5)	2.5

Segment (loss) profit	$0.8	(57)	$1.8

     Revenues

     Contract manufacturing revenue for the three months ended March 31, 2006 was $3.2 million. This compares to $4.3 million for the comparable period of 2005. The decrease in contract manufacturing revenue was primarily attributable to the unavailability of raw materials from a third-party, which delayed the production and resulting revenues of one of the products we manufacture.

     Cost of sales

     Cost of sales for contract manufacturing for the three months ended March 31, 2006 was $2.4 million or 75% of sales. This compared to $2.5 million or 58% of sales for the comparable three-month period of 2005. The increase in cost of sales as a percent of sales was attributable to lower production volumes in 2006 that resulted in a proportionate increase in fixed costs being allocated to the units produced.

Non-U.S Revenue

     During the three months ended March 31, 2006, we had export sales and royalties on export sales of $15.6 million, of which $8.2 million were in Europe. This compares to $12.4 million of export sales in the comparable three-month period of 2005 quarter, of which $8.9 million were in Europe.

Back to Contents

Corporate and Other Expense

     (millions of dollars)

	Three Months Ended

	March 2006	% Change	March 2005

Research and development	$7.0	(45)	$12.7

General and administrative	7.7	53	5.1

Other (income) expense:
Investment income	(15.8)	n.m.	(1.1)
Interest expense	4.9	(2)	5.0
Other, net	0.3	n.m.	1.4

	(10.6)	n.m.	5.3

Corporate Costs	$4.1	(82)	$23.1

n.m. – not meaningful

     Research and Development. For the three months ended March 31, 2006, research and development expenses decreased by $5.7 million to $7.0 million as compared to the three months ended March 31, 2005. The decrease was primarily due to the fact that the quarter ended March 31, 2005 included a $5.0 million payment to Inex Pharmaceuticals Corporation related to the termination of our partnership for the development and commercialization of MARQIBO. More generally, we have terminated a number of research and clinical development programs over the past twelve months that are in the process of being replaced with new clinical programs.

     Spending on clinical trials is expected to increase during the latter half of 2006, due to anticipated enrollment this summer in a study related to the use of ONCASPAR in the treatment of Non-Hodgkins Lymphoma and certain solid tumor cancers.

     General and administrative. General and administrative expenses rose 53% to $7.7 million. A number of factors contributed to this increase, including salaries and benefits, contracted and consulting services and accounting and legal fees. Salaries and benefits are comparatively higher due in part to recognition in 2006 of compensation expense for stock options. Certain costs associated with financial reporting for the six-month transition period ended December 31, 2005 were incurred during the March 2006 quarter.

     Other income (expense). Other income (expense) for the three months ended March 31, 2006 was net income of $10.6 million, as compared to net expense of $5.3 million for the three months ended March 31, 2005. Other income (expense) includes: net investment income, interest expense and other expense.

     Net investment income increased by $14.7 million to $15.8 million for the three months ended March 31, 2006 compared with $1.1 million for the three months ended March 31, 2005. The increase was principally due to the sale in January and February 2006 of our remaining 1,023,302 shares of Nektar Therapeutics, Inc. common stock which resulted in a net gain of $13.8 million and cash proceeds of $20.2 million.

     Interest expense was $4.9 million for the three months ended March 31, 2006 and $5.0 million for the three months ended March 31, 2005 reflecting a decline in notes payable.

     Other, net expense decreased to $0.3 million for the three months ended March 31, 2006, as compared to $1.4 million for the three months ended March 31, 2005. The March 2005 expense was higher due to costs associated with our holding of NPS Pharmaceuticals, Inc. (NPS) common stock and a related hedging instrument. We recognized a realized loss of $4.0 million on the maturation of the hedging instrument and sale of the underlying shares partially offset by a $2.4 million unrealized gain on the instrument.

Income taxes

     During the three months ended March 31, 2006, we recorded a net tax expense of approximately $136,000 which represents state and foreign taxes payable. No U.S. income tax provision was recorded for the three months ended March 31, 2006 as the estimated annual effective tax rate is zero due to the uncertainty around our ability to utilize our net operating loss carryforwards. During the three months ended March 31, 2005, we recognized a tax benefit of approximately $1.8 million calculated at an estimated annual effective tax rate of 37%.

Back to Contents

Liquidity and Capital Resources

     Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $213.8 million as of March 31, 2006, as compared to $226.6 million as of December 31, 2005. The decrease is primarily due to the January payment to Sanofi-Aventis of $35.0 million relating to a reduction of ONCASPAR royalty rate. This was offset in part by the $20.2 million cash proceeds from the sale of Nektar common stock that we owned. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities and auction rate securities.

     Cash provided by operating activities totaled $3.5 million for the three months ended March 31, 2006 compared to cash used in operating activities of $5.1 million for the three months ended March 31, 2005. The favorable shift was almost entirely the result of improved operating income. Cash used in investing activities rose $31.9 million from $23.2 million to $55.1 million. This was due primarily to the January $35.0 million payment to Sanofi-Aventis for an ONCASPAR intangible asset.

     As of March 31, 2006, we had $394.0 million of convertible subordinated notes outstanding. The notes bear interest at an annual rate of 4.5%. Interest is payable on January 1 and July 1 of each year. During the three-month periods ended March 31, 2006 and March 31, 2005, there were payments of interest of $8.9 million and $9.0 million, respectively. Accrued interest on the notes was $4.4 million as of March 31, 2006. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. We may redeem any or all of the notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless converted earlier, redeemed at our option or redeemed at the option of the note holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.

     Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; short-term investments, marketable securities; sales of ABELCET, ADAGEN,ONCASPAR and DEPOCYT; royalties earned, which are primarily related to sales of PEG-INTRON; and contract manufacturing revenue. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future; however, we may refinance or seek new financing prior to the maturity of our convertible subordinated notes in 2008.

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

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2006, we were not involved in any SPE transactions.

Contractual Obligations

     Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.

     In January 2006, we terminated our development and supply agreement entered into in June 2003 with, and returned our rights to ATG-Fresenius S to, Fresenius Biotech. The development and supply agreement with Fresenius Biotech provided us with exclusive development and distribution rights in the U.S. and Canada for a new formulation of the polyclonal antibody preparation, ATG-Fresenius S. Subsequently, in April 2006, Fresenius Biotech and Nabi Biopharmaceuticals announced an agreement to advance the ongoing clinical development of ATG-Fresenius S. The clinical trial is currently being transitioned to Nabi Biopharmaceuticals.

Back to Contents

     Since December 31, 2005, there have been no other material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations in our Transition Report on Form 10-K for the six months ended December 31, 2005.

Critical Accounting Policies and Estimates

     A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of March 31, 2006 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Revenues

     Revenues from product sales and contract manufacturing revenue are recognized when title passes to the customer, generally at the time of shipment. For product sales, we also recorded a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals.

     Effective January 1, 2006, we changed our third-party distributor for three of our four products; ABELCET, ONCASPAR and DEPOCYT. For ABELCET, our new third-party distributor ships product to the same wholesalers as prior to the change and the wholesalers then resell the product to the end-users. We continue to recognize revenues for ABELCET at the time of sale to the wholesaler. The distribution process for ONCASPAR and DEPOCYT has changed. We previously sold the products to a specialty distributor and recorded sales at that time. The distributor then sold the products to the end-user. Now, sales are recorded when ONCASPAR and DEPOCYT are shipped by our new third-party distributor directly to the end-user. The orders may be placed by either the end-user or by a wholesaler representing the end-user. For our fourth product, ADAGEN, our distribution process remains the same. ADAGEN continues to be sold directly to a specialty distributor who then sells the product to end-users. We continue to recognize revenue for ADAGEN upon sale to the specialty distributor.

     In addition to the new distributor handling the indicated products on our behalf, it also maintains the related accounts receivable system for us and records sales, cash receipts and certain adjustments. We provide chargeback payments to wholesalers based on their sales to members of buying groups at prices determined under a contract between us and the member. Administrative fees are paid to buying groups based on the total amount of purchases by their members. We estimate the amount of the chargeback that will be paid using (a) distribution channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel and (b) historical trends, adjusted for current changes. The settlement of the chargebacks generally occurs within three months after the sale to the wholesaler. We regularly analyze the historical chargeback trends and make adjustments to recorded reserves for changes in trends.

Back to Contents

     In addition, state agencies that administer various programs, such as the U.S. Medicaid programs, receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. In determining the appropriate accrual amount, we use (a) distribution channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel, (b) our historical Medicaid rebate and administrative fee payments by product as a percentage of our historical sales and (c) any significant changes in sales trends. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the lag time between sale and payment of a rebate, which can range up to nine months, and the level of reimbursement by state agencies.

     The following is a summary of reductions of gross sales accrued as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005

Accounts Receivable Reductions
Chargebacks	$4,317	$3,717
Cash Discounts	272	202
Other (including returns)	1,426	1,304

Total	$6,015	$5,223

Accrued Liabilities
Medicaid Rebates	$1,347	$1,832
Administrative Fees	272	286

Total	$1,619	$2,118

     There were no revisions to the estimates for gross to net sales adjustments that would be material to income from operations for the three months ended March 31, 2006.

     We have inventory management agreements with three of our major wholesalers. These agreements provide that the wholesalers maintain inventory levels at no more than six selling weeks.

     Royalties under our license agreements with third parties are recognized when reasonably estimable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds and collection is reasonably assured. Beginning with the quarter ended December 31, 2005, notification from the third party licensee of the royalties earned under the license agreement became the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur. Other fees and royalties received from third parties using our technology are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events and when the milestone has substance. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

Income Taxes

     Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe, based on future projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized.

Back to Contents

Available-for-Sale Securities

     We assess the carrying value of our available-for-sale securities in accordance with FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and its application to Certain Investments.” An impairment write-down is recorded when a decline in the value of an investment is determined to be other-than-temporary. These determinations involve a significant degree of judgment and are subject to change as facts and circumstances change.

Long-Lived Assets

     Long-lived assets, including amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This testing is performed when an impairment indicator is present. An impairment indicator is one or more event or circumstance that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.

     SFAS No. 144 testing for the recoverability of amortizable intangible assets is performed initially by comparing the carrying amount of the asset to the future undiscounted net cash flows to be generated by the assets. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the intangible assets must be estimated and we would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts that are based on management’s best estimates and judgment. Actual results may differ from these estimates.

Share-Based Payment

     We account for share-based compensation in accordance with SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. Until we have developed sufficient reliable Enzon-specific information, we are using an industry average for purposes of estimating forfeitures of share-based payments. As stratified data are developed, they will be compared to the initial average and the rate will be adjusted, as deemed necessary.

     Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and recognized over the related vesting or service period.

     Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any. Expected volatility is based on historical Enzon stock price information.

     We have elected the modified prospective transition method which requires that compensation costs be recorded, as earned, for all unvested stock options and restricted stock awards and restricted stock units outstanding at July 1, 2005.

Factors That May Affect Future Results

     There are forward-looking statements contained herein, which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should”, “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Among the factors that could cause actual results, events or developments to differ materially are decisions by regulatory authorities regarding whether and when to approve our regulatory applications as well as their decisions regarding labeling and other matters that could affect the commercial potential of Enzon's products and:

Back to Contents

•	The risk that there will be a decline in sales of one or more of our marketed products or products sold by others from which we derive royalty revenues. Such sales declines could result from increased competition, loss of patent protection, pricing and/or regulatory constraints.
•	The risk that we will not achieve success in our research and development efforts including clinical trials conducted by us or by our collaborative partners.
•	The risk that we will be unable to obtain critical compounds used in the manufacture of our products, or one of our key suppliers will experience manufacturing problems or delays.
•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.
•	The risk that key personnel will leave the company.

     A more detailed discussion of these and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Transition Report on Form 10-K for the six-month period ended December 31, 2005. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and Enzon undertakes no duty to update this information.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at March 31, 2006 all of our holdings were in instruments maturing in four years or less.

     The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2006 (in thousands):

	2006	2007	2008	2009	Total	Fair Value

Fixed Rate	$129,888	$27,121	$7,600	$25,359	$189,968	$188,873
Average Interest Rate	2.70%	3.65%	4.10%	4.44%	3.12%

	$129,888	$27,121	$7,600	$25,359	$189,968	$188,873

     Our 4.5% convertible subordinated notes in the principal amount of $394.0 million due July 1, 2008 have fixed interest rates. The fair value of the notes was approximately $367.4 million and $356.1 million at March 31, 2006 and December 31, 2005, respectively. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

Back to Contents

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

     Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of March 31, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Controls

     There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Back to Contents

Part II   OTHER INFORMATION

Item 6.   Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

3(i)	Restated Certificate of Incorporation	(1)
3(ii)	By-laws, as amended	(2)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(3)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

(1)	Previously filed as an exhibit to the Company’s Transition Report on Form 10-K for the six months ended December 31, 2005.

(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 22, 2002 and incorporated herein by reference thereto.

(3)	Previously filed as an exhibit to the Company’s Form 8-A12G (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto.

(4)	Previously filed as an exhibit to the Company’s Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ Jeffrey H. Buchalter
Jeffrey H. Buchalter
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2006	By:	/s/ Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)