Form 10-Q
period 2006-06-30
ENZON PHARMACEUTICALS INC
filed 2006-08-03
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___ to ___

Commission file number 0-12957

Enzon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	22-2372868 (I.R.S. Employer Identification No.)

685 Route 202/206, Bridgewater, New Jersey (Address of principal executive offices)	08807 (Zip Code)

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

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer Accelerated Filer Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No

Shares of Common Stock outstanding as of July 31, 2006: 43,790,810.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005*

ASSETS

Current assets:
Cash and cash equivalents	$171,108	$76,497
Short-term investments	161,422	88,021
Accounts receivable, net of allowance for doubtful accounts: $163 at June 30, 2006 and $71 at December 31, 2005	12,078	14,087
Inventories	17,575	16,014
Other current assets	8,322	12,596

Total current assets	370,505	207,215

Property and equipment, net of accumulated depreciation:
$23,926 at June 30, 2006 and $21,668 at December 31, 2005	36,067	34,978
Marketable securities	37,070	62,059
Amortizable intangible assets, net	65,112	34,154
Other assets	7,365	2,939

Total assets	$516,119	$341,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$5,545	$10,039
Notes payable	137,581	—
Accrued expenses	21,282	21,107

Total current liabilities	164,408	31,146

Notes payable	397,642	394,000

Other liabilities	2,528	169

Total liabilities	564,578	425,315

Commitments and contingencies

Stockholders’ deficit:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock - $.01 par value, authorized 170,000,000 shares and 90,000,000 shares; issued and outstanding 43,763,254 shares and 43,786,786 shares at June 30, 2006 and December 31, 2005, respectively	438	438
Additional paid-in capital	323,208	320,557
Accumulated other comprehensive loss	(925)	(1,090)
Accumulated deficit	(371,180)	(403,875)

Total stockholders’ deficit	(48,459)	(83,970)

Total liabilities and stockholders’ deficit	$516,119	$341,345

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Revenues:
Product sales, net	$24,537	$23,480	$48,812	$44,703
Royalties	17,936	16,878	35,184	30,509
Contract manufacturing	5,131	3,309	8,337	7,668

Total revenues	47,604	43,667	92,333	82,880

Costs and expenses:
Cost of product sales and contract manufacturing	12,352	13,717	22,901	22,741
Research and development	9,466	5,567	16,469	18,231
Selling, general and administrative	15,247	17,565	31,085	31,224
Amortization of acquired intangible assets	185	3,356	374	6,695
Restructuring charge	—	2,053	—	2,053

Total costs and expenses	37,250	42,258	70,829	80,944

Operating income	10,354	1,409	21,504	1,936

Other income (expense):
Investment income, net	3,084	1,501	18,900	2,617
Interest expense	(6,639)	(4,958)	(11,520)	(9,915)
Other, net	4,476	(3,245)	4,235	(4,817)

	921	(6,702)	11,615	(12,115)

Income (loss) before income tax provision	11,275	(5,293)	33,119	(10,179)
Income tax provision	288	80,239	424	78,478

Net income (loss)	$10,987	$(85,532)	$32,695	$(88,657)

Earnings (loss) per common share - basic	$0.25	$(1.97)	$0.75	$(2.04)

Earnings (loss) per common share - diluted	$0.25	$(1.97)	$0.75	$(2.04)

Weighted average shares - basic	43,539	43,501	43,531	43,495

Weighted average shares - diluted	43,539	43,501	43,531	43,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$32,695	$(88,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,600	11,322
Non-cash expense for stock options and nonvested shares	2,544	380
(Gain) loss on sale of investments	(13,844)	11,050
Loss (gain) on sale of assets	31	(5)
Gain on redemption of notes payable	(4,397)	(151)
Non-cash loss related to equity collar arrangement	—	1,239
Write off and amortization of debt issue costs	2,220	915
Amortization of bond premium/discount	548	1,280
Deferred income taxes	—	79,631
Changes in operating assets and liabilities	(2,555)	(12,670)

Net cash provided by operating activities	23,842	4,334

Cash flows from investing activities:
Purchase of property and equipment	(3,678)	(1,445)
Proceeds from sale of equity investment	20,209	23,137
Purchase of product rights	(35,000)	—
Proceeds from sale of marketable securities	314,475	130,364
Purchase of marketable securities	(363,308)	(169,525)

Net cash used in investing activities	(67,302)	(17,469)

Cash flows from financing activities:
Proceeds from exercise of common stock options	106	64
Redemption of Convertible Subordinated Notes	(129,380)	(849)
Proceeds of convertible subordinated notes	275,000	—
Cash payment for debt issuance costs	(7,655)	—

Net cash provided by (used in) financing activities	138,071	(785)

Net increase (decrease) in cash and cash equivalents	94,611	(13,920)
Cash and cash equivalents at beginning of period	76,497	69,473

Cash and cash equivalents at end of period	$171,108	$55,553

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

The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at June 30, 2006 and December 31, 2005 were investments in state government bonds and corporate securities. At June 30, 2006, the Company held auction rate securities with contractual maturities between 2006 and 2032.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of June 30, 2006. The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and GSE debt (1)	$3,464	$(36)	$40,888	$(612)
U.S. corporate debt (2)	60,140	(165)	15,861	(204)

Total	$63,604	$(201)	$56,749	$(816)

(1)

U.S. Government and government-sponsored enterprise (GSE) debt. The unrealized losses of $648,000 in the U.S. Government and GSE mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and because the Company has the ability and the intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. Government and GSE debt to be other-than-temporarily impaired at June 30, 2006.

(2)

U.S. corporate debt. The unrealized losses of $369,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and because the Company has the ability and intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at June 30, 2006.

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at June 30, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

U.S. Government and GSE debt	$45,197	$—	$(648)	$44,549
U.S. corporate debt	125,302	10	(369)	124,943
Auction rate securities	29,000	—	—	29,000

	$199,499	$10	$(1,017)	$198,492

*	$161,422 is included in short-term investments and $37,070 is included in marketable securities.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at December 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

U.S. Government and GSE	$59,458	$2	$(664)	$58,796
U.S. corporate debt	72,606	3	(478)	72,131
Auction rate securities	19,150	3	—	19,153

	$151,214	$8	$(1,142)	$150,080

*	Included in short-term investments $88,021 and marketable securities $62,059 at December 31, 2005.

Maturities of debt and marketable equity securities classified as available-for-sale at June 30, 2006 were as follows (in thousands):

June 30,	Amortized Cost	Fair Value

2007	$162,007	$161,422
2008	14,776	14,415
2009	3,600	3,538
2010 & thereafter	19,116	19,117

	$199,499	$198,492

(3) Investment in Equity Securities

During the six months ended June 30, 2006, the Company sold its remaining 1,023,302 shares of common stock of Nektar Therapeutics, Inc. (Nektar). This investment was reflected in other current assets on the December 31, 2005 condensed balance sheet at $6.4 million. The disposition of the shares resulted in cash proceeds of $20.2 million and a gain of $13.8 million reported in investment income, net in the quarter ended March 31, 2006.

(4) Comprehensive Income

The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended June 30		Six months ended June 30,

	2006	2005	2006	2005

Net income (loss)	$10,987	$(85,532)	$32,695	$(88,657)

Other comprehensive income:
Unrealized gain (loss) on securities that arose during the period	128	(1,054)	14,009	(4,052)
Reclassification adjustment for (gain) loss included in net income (loss)	—	2,808	(13,844)	6,358

Total other comprehensive income	128	1,754	165	2,306

Comprehensive income (loss)	$11,115	$(83,778)	$32,860	$(86,351)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5) Earnings Per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, nonvested shares (unvested restricted stock awards and unvested restricted stock units) and the number of shares issuable upon conversion of the Company’s convertible subordinated notes and/or convertible senior notes.

In determining the dilutive effect of stock options and nonvested shares, a number of treasury shares is calculated using assumed proceeds, which includes compensation costs to be attributed to future service and not yet recognized and, in the case of stock options, the cash paid by the holders to exercise plus the excess, if any, of tax benefits that would be credited to additional paid-in capital. For the three months and six months ended June 30, 2006, the inclusion of unrecognized share-based compensation in the treasury stock component of the calculation caused stock options and nonvested shares outstanding to be anti-dilutive and therefore were excluded from the computation of earnings per share.

As of June 30, 2006 and June 30, 2005, the Company determined that all potentially dilutive common stock equivalents (41.0 million shares and 11.7 million shares, respectively) were anti-dilutive. Consequently, reported diluted earnings (loss) per share is the same as basic earnings (loss) per share.

(6) Share-Based Compensation

The Company has incentive and non-qualified stock option plans for employees, officers, directors, consultants and independent contractors. These plans, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan, are administered by the Compensation Committee of the Board of Directors. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100% of the market value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted. The Company utilizes new shares of stock to satisfy stock option exercises.

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

The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123R), effective July 1, 2005 to account for share-based compensation including both options and nonvested shares. The Company has selected the Black-Scholes method of valuation for stock options and has adopted the modified prospective transition method which requires that compensation cost be recorded, as earned, for all unvested stock options and nonvested shares outstanding at the beginning of the first quarter of adoption of SFAS 123R. The transition charges, and charges for new option and share awards, are recognized in research and development and selling, general and administrative expenses over the respective service periods. Manufacturing-related charges for option and share awards are largely embodied in product standard costs and production variances and consequently flow through to cost of products sold and contract manufacturing as inventory is sold.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has determined that a pool of excess tax benefits of approximately $18.0 million existed in additional paid-in capital (APIC) as of July 1, 2005, the date of adoption of SFAS 123R, related to historical stock option exercises. The Company has elected to apply the short-cut method to determine the hypothetical APIC pool provided by FSP FAS 123(R) - 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, including the hypothetical APIC pool, and then to tax expense.

The following tables summarize stock option activity for the three months and six months ended June 30, 2006 (in thousands, except per-option amounts):

	Options	Weighted Average Exercise Price

Outstanding at March 31, 2006	6,163	$13.84
Granted at exercise prices that equaled the fair value on the date of grant	1,648	7.72
Exercised	(15)	6.90
Forfeited	(80)	7.32
Expired	(443)	16.39

Outstanding at June 30, 2006	7,273	$12.38

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2005	6,114	$14.17
Granted at exercise prices that equaled the fair value on the date of grant	1,883	7.69
Exercised	(15)	6.90
Forfeited	(90)	7.46
Expired	(619)	16.49

Outstanding at June 30, 2006	7,273	$12.38

Exercisable at June 30, 2006	4,917

For grants during the three months ended June 30, 2006, the Company’s weighted average assumptions for expected volatility, expected term until exercise and risk-free interest rate were 48.89%, 5.18 years and 4.88%, respectively. For grants during the six months ended June 30, 2006, the Company’s weighted average assumptions for expected volatility, expected term until exercise and risk-free interest rate were 49.17%, 5.16 years and 4.82%, respectively. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the Company’s historical exercise rate. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. No dividend payments were assumed. The Company granted options with fair values ranging from $3.71 to $3.96 per share or a weighted average grant date fair value of $3.82 per option during the three months ended June 30, 2006. For the six months ended June 30, 2006, fair values of options granted ranged from $3.71 to $3.96 per share or a weighted average grant date fair value of $3.82 per option.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize nonvested share activity for the three months and six months ended June 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at March 31, 2006	1,094	$8.31
Granted	444	8.06
Vested	(1)	9.10
Forfeited	(33)	7.28

Nonvested at June 30, 2006	1,504	$8.26

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2005	1,063	$8.33
Granted	510	7.95
Vested	(1)	9.10
Forfeited	(68)	7.11

Nonvested at June 30, 2006	1,504	$8.26

In the three months ended June 30, 2006, the Company recorded share-based compensation for nonvested shares and options of $408,000 and $1.2 million, respectively, and for the six months ended June 30, 2006, $850,000 and $1.7 million, respectively, which is included in the Company’s net income for the period. Cash received from exercise of stock options amounted to $106,000 during the three months ended June 30, 2006. There were no stock option exercises during the first three months of 2006. As of June 30, 2006, there was $8.6 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 35 months. As of June 30, 2006, there was $2.2 million and $9.7 million, respectively, of total unrecognized cost related to nonvested shares awards and units that the Company expects to recognize over weighted-average periods of 31 and 48 months, respectively.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation”, as amended, (SFAS 123) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. For the Company, SFAS 123 was similar in most respects to SFAS 123R, with the exception of option forfeitures, which the Company accounted for as they occurred under SFAS 123. As a result of adopting SFAS No. 123R, the Company’s net income for the three-month and six-month periods ended June 30, 2006 were $1.1 million and $1.3 million less, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006 would have been $0.25 per share and $0.78 per share, respectively, as compared to reported per-share amounts of $0.25 and $0.75, respectively.

The fair value under SFAS 123 for each stock option granted was estimated at the date of grant using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions. For grants during the six months ended June 30, 2005, the Company’s weighted average assumptions for expected volatility, expected life and risk-free interest rate were 59.18%, 5 years and 3.71%, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation (in thousands, except per-share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss as reported	$(85,532)	$(88,657)
Add: Stock-based employee compensation expense included in reported net loss	485	516
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(18,606)	(20,801)

Pro forma net loss	$(103,653)	$(108,942)

Earnings per common share - basic:
As reported	$(1.97)	$(2.04)
Pro forma	$(2.38)	$(2.51)
Earnings per common share - diluted:
As reported	$(1.97)	$(2.04)
Pro forma	$(2.38)	$(2.51)

(7) Inventories

As of June 30, 2006 and December 31, 2005 inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005

Raw materials	$4,840	$6,695
Work in process	7,957	3,282
Finished goods	4,778	6,037

	$17,575	$16,014

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8) Intangible Assets

As of June 30, 2006 and December 31, 2005 intangible assets consisted of the following (in thousands):

	June 30, 2006	December 31, 2005	Weighted Average Remaining Useful Lives

Product patented technology	$6,000	$6,000	9 years
Manufacturing patent	9,000	9,000	9 years
Patent	1,875	1,875	1 year
Product acquisition costs	61,194	26,194	8 years

	78,069	43,069
Less: Accumulated amortization	12,957	8,915

	$65,112	$34,154

In October 2005, the Company amended its license agreement with Sanofi-Aventis for Oncaspar. The amendment became effective in January 2006 and includes a significant reduction in the royalty rate, with a single-digit royalty percentage now payable by Enzon only on those aggregate annual sales of Oncaspar in the U.S. and Canada that are in excess of $25.0 million. In consideration for the amendment, Enzon made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. The $35.0 million payment will be amortized on a straight-line basis over its remaining economic life of 8.5 years. The Company is obligated to make royalty payments through June 30, 2014, at which time all of the Company’s royalty obligations will cease.

For the three months and six months ended June 30, 2006, amortization charged to operations relating to intangible assets totaled $2.0 million and $4.0 million, respectively, of which $1.8 million and $3.7 million, respectively, were classified in cost of product sales and contract manufacturing. For the three months and six months ended June 30, 2005, amortization expense was $4.5 million and $8.9 million, respectively, of which $1.1 million and $2.2 million, respectively, were charged to cost of sales. Amortization charges in 2005 were higher than in 2006 reflecting the higher balances of Abelcet-related amortizable intangible assets recorded at that time. In December 2005, $133.1 million of Abelcet-related intangibles were written down due to impairment.

(9) Notes Payable

The table below reflects the composition of the notes payable balances as of June 30, 2006 and December 31, 2005 (in millions):

	June 30, 2006	December 31, 2005

4.5% Convertible Subordinated Notes due July 1, 2008	$260.2	$394.0
4% Convertible Senior Notes due June 1, 2013	275.0	—

	$535.2	$394.0

Of the $260.2 million of 4.5% notes outstanding as of June 30, 2006, $137.6 million is classified as short-term in the condensed consolidated balance sheet as it was the Company’s intention to repurchase this portion of the notes in July 2006 - see below.

The 4.5% notes mature on July 1, 2008 and are convertible, at the option of the holders, into common stock of the Company at a conversion price of $70.98 per share at any time on or before July 1, 2008. The 4.5% notes are subordinated to all existing and future senior indebtedness. Upon occurrence of a “fundamental change”, as defined in the indenture governing the notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the quarter ended June 30, 2006, the Company issued $275.0 million of 4% notes that mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company. The 4% notes may be converted at the option of the holders into the Company’s common stock at an initial conversion price of $9.55 per share.

At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

In connection with the Company’s second-quarter 2006 issuance of $275.0 million of the 4% notes, the Company entered into a registration rights agreement (RRA) whereby it agreed to file a shelf registration statement permitting the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. Failure to comply with specified obligations under the RRA relating to filing of the shelf registration, its being declared effective and maintaining its effectiveness would result in additional interest being payable on the notes. The Company anticipates filing the shelf registration within the time period prescribed in the RRA.

Concurrent with the May 2006 issuance of the 4% notes, a portion of the proceeds were used to repurchase $133.8 million of principal amount of 4.5% notes outstanding at a purchase price of $129.4 million plus accrued interest of $2.4 million. Upon repurchase of the 4.5% notes, deferred offering costs of $1.3 million were written off and included in interest expense on the consolidated statements of operations.

On July 6, 2006, the Company completed a tender offer whereby it repurchased $137.6 million principal amount of 4.5% notes at a purchase price of $965 for each $1,000 principal amount, plus accrued interest of $86,000. As of August 1, 2006, $122.6 million principal amount of the 4.5% notes remain outstanding. Upon repurchase of the 4.5% notes, deferred offering costs of $1.2 million were written off and will be included in interest expense in the consolidated statements of operations.

Interest on the 4.5% notes is payable January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $5.8 million as of June 30, 2006 and $8.9 million as of December 31, 2005. Interest on the 4% notes is payable on June 1 and December 1 of each year, commencing on December 1, 2006. As of June 30, 2006, accrued interest on the 4% notes amounted to $1.1 million.

The Company incurred $7.7 million of costs in connection with the issuance of the 4% notes including legal, accounting and underwriting fees. These costs have been capitalized as a component of other assets and will be amortized over the approximately 84 month term of the 4% notes.

The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the 4% Convertible Notes and determined that the conversion feature should be classified as equity, and therefore it does not need to be accounted for separately from the Convertible Notes. The Company will update its analysis of the accounting for the conversion feature as circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

(10) Stockholders’ Equity

At the Company’s annual meeting on May 18, 2006, the Company’s stockholders approved an amendment and restatement of the Company’s Restated Certificate of Incorporation to increase the number of authorized $0.01 per share par value common stock from 90,000,000 shares to 170,000,000 shares.

Also at the annual meeting, the Company’s stockholders approved an amendment to the 2001 Incentive Stock Plan to increase the number of shares of common stock issuable thereunder by 4,000,000 shares from 6,000,000 shares to 10,000,000 shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2006, the Company has reserved shares of its common stock for special purposes as detailed below (in thousands):

Non-Qualified and Incentive Stock Plan	12,689
Shares issuable upon conversion of 4.5% Notes due 2008	3,666
Shares issuable upon conversion of 4% Notes due 2013	28,796

45,151

(11) Cash Flow Information

The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. For each of the six-month periods ended June 30, 2006 and 2005, there were payments of interest of $11.2 million and $9.0 million, respectively. Income tax payments for the six months ended June 30, 2006 and 2005, were $100,000 and $257,000, respectively.

(12) Income Taxes

During the three months and six months ended June 30, 2006, the Company recorded a net tax expense of approximately $288,000 and $424,000, respectively, which represents state and Canadian taxes payable. No federal income tax provision was recorded for the three months and six months ended June 30, 2006 as the estimated annual effective tax rate is zero due to the Company’s projected taxable income and its ability to utilize its net operating loss carry forwards. As of June 30, 2006, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

During the quarter ended June 30, 2005, the Company concluded that it was more likely than not that it would not realize the tax benefits from its accumulated state and federal net operating loss carryforwards and research and development tax credit carryforwards and established a valuation allowance for all such deferred tax assets. Accordingly, the Company recorded non-cash charges of $80.2 million and $78.5 million for the three months and six months ended June 30, 2005, respectively, inclusive of a full reserve against existing deferred tax assets at June 30, 2005 of $68.2 million and a charge for a deferred tax liability $10.6 million associated with then existing goodwill. The goodwill and associated deferred tax liability were written off as of December 31, 2005.

(13) Derivative Instruments

During the quarter ended June 30, 2005, the Company sold 375,000 shares of NPS Pharmaceuticals, Inc. (NPS) common stock it held and 375,000 shares of the related Zero Cost Protective Collar (Collar) instrument matured. During the three months ended June 30, 2005, the Company recorded an unrealized loss of $2.2 million as a component of other, net in the condensed consolidated statements of operations representing the change in fair value of the Collar. Also, during the three months ended June 30, 2005, the Collar matured resulting in a realized loss of $1.3 million recorded in other, net. The Company received cash proceeds from the settlement of this instrument totaling $7.5 million in the quarter ended June 30, 2005. During the six months ended June 30, 2005, the Company sold 750,000 shares of NPS common stock it held and 750,000 shares of the Collar instrument matured. The Company recorded as a component of other, net, an unrealized loss of $160,000 representing the change in fair value of the Collar and a realized loss of $5.3 million related to the collar maturation. The Company received cash proceeds from the settlement of this instrument totaling $15.0 million in the six months ended June 30, 2005. At December 31, 2005, the Company no longer held any shares of NPS common stock nor did it hold any portion of the Collar.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(14) Related Party Transactions

Two of the Company’s executive officers received relocation benefits in connection with their joining the Company whereby the residences from which they were moving were purchased at independently determined appraisal values. During the six months ended June 30, 2006, both properties have been sold resulting in an aggregate net loss to the Company of $268,000. At December 31, 2005, there was a balance of $736,772 in other current assets carried in the condensed consolidated balance sheet representing these temporary holdings.

(15) Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning January 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of the Interpretation. The Company is evaluating the potential effects the Interpretation may have on its consolidated financial position or results of operations, but no material consequence is expected.

(16) Segment Information

The Company operates in the following business and reportable segments:

Products - Sales of the Company’s four therapeutic, FDA-approved products: Abelcet, Adagen, Oncaspar and Depocyt.

Royalties - Licensing income from royalties received on the sale of products by third-party companies that utilize Enzon’s proprietary technology - primarily royalties on sales of PEG-INTRON by Schering-Plough Corporation.

Contract Manufacturing - Contract manufacture of products for other firms - primarily Abelcet for export and MYOCET, each for Zeneus Pharma Ltd, a wholly owned subsidiary of Cephalon, Inc., and the injectable multivitamin, MVI, for Mayne Pharma U.S.A. Inc.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents segment revenues and profitability information for the three-month and six- month periods ended June 30, 2006 and 2005 (in thousands):

Three months ended June 30,

Segment		Products	Royalties	Contract Manufacturing	Corporate(1)	Consolidated

Revenues	2006	$24,537	$17,936	$5,131	$—	$47,604
	2005	$23,480	$16,878	$3,309	$—	$43,667

Profit (Loss)	2006	$7,406	$17,936	$1,995	$(16,062)	$11,275
	2005	$(1,150)	$16,878	$547	$(21,568)	$(5,293)

Six months ended June 30,

Segment		Products	Royalties	Contract Manufacturing	Corporate(1)	Consolidated

Revenues	2006	$48,812	$35,184	$8,337	$—	$92,333
	2005	$44,703	$30,509	$7,668	$—	$82,880

Profit (Loss)	2006	$15,315	$35,184	$2,767	$(20,147)	$33,119
	2005	$1,690	$30,509	$2,355	$(44,733)	$(10,179)
(1)

Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, exploratory and preclinical research and development expenses, and treasury activities.

Following is a reconciliation of segment profit to consolidated income (loss) before income tax provision (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,

	2006	2005	2006	2005

Segment profit	$27,337	$16,275	$53,266	$34,554
Unallocated operating expense	(16,983)	(14,866)	(31,762)	(32,618)

Operating income (loss)	10,354	1,409	21,504	1,936
Other corporate income and expense	921	(6,702)	11,615	(12,115)

Income (loss) before income tax provision	$11,275	$(5,293)	$33,119	$(10,179)

Assets of the Products segment increased by $35.0 million as a result of the payment made January 1, 2006 to Sanofi-Aventis for a negotiated reduction in royalty rates to be paid by the Company on sales of Oncaspar. This intangible asset is being amortized over 8.5 years on a straight-line basis.

(17) Subsequent Event

In July 2006, the Company entered into a license and collaboration agreement with Santaris Pharma A/S (Santaris) for up to eight RNA antagonists for the treatment of oncology indications. Enzon obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the Hif-l alpha and Survivin gene targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by Enzon, and Enzon will have the right to develop and commercialize those antagonists worldwide other than Europe. Enzon will make an initial payment of $8.0 million to Santaris in August 2006 and will be responsible for making additional payments upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company dedicated to the development and commercialization of therapeutics to treat patients with cancer and adjacent diseases. Our primary clinical development and commercial focus is on internally developed or acquired products for oncology and adjacent therapeutic areas where there are serious unmet medical needs. We also leverage our scientific expertise in designing improved versions of pharmaceuticals to obtain commercialization rights in products discovered by others. We operate in three business segments: Products, Royalties and Contract Manufacturing. Products revenues are comprised of sales of four FDA-approved products, Abelcet, Adagen, Oncaspar and Depocyt. We receive royalties and license fees on sales of a number of products by other firms that mainly utilize our proprietary PEGylation platform including PEG-INTRON®, marketed by Schering-Plough Corporation, and MACUGEN®, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. In addition, we utilize contract manufacturing opportunities to broaden our revenue base and enhance our organizational productivity. Presently, we manufacture three injectable pharmaceutical products for our partners.

Results of Operations

Following is a reconciliation of segment profitability to consolidated income before income tax (millions of dollars). The percentage changes below and throughout Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section.

	Three Months Ended			Six Months Ended

	June 2006	% Change	June 2005	June 2006	% Change	June 2005

Products Segment profit (loss)	$7.4	n.m.	$(1.1)	$15.3	806	$1.7
Royalty Segment profit	18.0	6	16.9	35.2	15	30.5
Contract Manufacturing Segment profit	2.0	265	0.6	2.8	17	2.4
Corporate and other expenses*	(16.1)	(26)	(21.7)	(20.2)	(55)	(44.8)

Income (loss) before income tax provision	$11.3	n.m.	$(5.3)	$33.1	n.m.	$(10.2)

*

The Company does not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, exploratory and preclinical research and development expenses, depreciation, interest income, interest expense and income taxes.

n.m. – not meaningful

Products Segment

Segment profitability (millions of dollars):

	Three Months Ended			Six Months Ended

	June 2006	% Change	June 2005	June 2006	% Change	June 2005

Revenues	$24.5	5	$23.5	$48.8	9	$44.7
Cost of sales	9.2	(16)	10.9	17.3	(1)	17.4
Selling & marketing	7.7	(25)	10.3	15.8	(16)	18.9
Amortization	0.2	(94)	3.4	0.4	(94)	6.7

Segment profit (loss)	$7.4	n.m.	$(1.1)	$15.3	806	$1.7

n.m. – not meaningful

Revenues

Performance of individual products is provided below (millions of dollars):

	Three Months Ended			Six Months Ended

Product	June 2006	% Change	June 2005	June 2006	% Change	June 2005

Abelcet	$9.3	(17)	$11.3	$19.8	(3)	$20.4
Adagen	5.7	22	4.6	11.0	17	9.4
Oncaspar	7.6	29	5.9	14.0	23	11.4
Depocyt	1.9	17	1.7	4.0	15	3.5

Totals	$24.5	5	$23.5	$48.8	9	$44.7

For the three months ended June 30, 2006, net product sales increased by 5% to $24.5 million over the same period of 2005. For the six months ended June 30, 2006, net product sales increased by 9% to $48.8 million over the same six-month period of 2005. All of our products except Abelcet contributed to these improvements, which were due largely to rising sales volumes. U.S. and Canadian Abelcet net sales declined $2.0 million or 17% in the quarter ended June 30, 2006, as the result of continued competition that resulted in a decline in volume. For the six months ended June 30, 2006, Abelcet net sales decreased over the first six months of the prior year by $0.6 million or 3%. We anticipate increased competition from new therapeutics entering the market the latter half of 2006.

Adagen sales, which tend to fluctuate from quarter to quarter because of the small number of patients on therapy, rose 22% for the quarter ended June 30, 2006 and 17% year to date as compared to the year-earlier periods. The 29% second-quarter and 23% first-half increase in revenue for Oncaspar was related to the adoption of Oncaspar in certain protocols by hospitals and cooperative groups resulting in an increase in demand for the product. In addition there was a small increase in price. In December 2005, Enzon announced it applied for FDA approval of Oncaspar as a first-line treatment for acute lymphoblastic leukemia (ALL). On July 25, 2006, we announced that we were notified by the FDA that our application for first line treatment for ALL was approved. Depocyt net sales increased by 17% in the three-month period ended June 30, 2006 and 15% in the first six months of 2006 compared to the same prior-year periods due to increased use because of its more convenient dosing schedule, as well as the effect of a price increase. Skyepharma submitted a post marketing study to the U.S. Food and Drug Administration as fulfillment of their post marketing commitment. As reported at the 2006 American Society of Clinical Oncology (ASCO) annual meeting, these results demonstrate at least comparable patient benefit between Depocyt and control treatments. Intrathecal Depocyt provides patients with the added convenience of bimonthly treatment.

Cost of sales

In the three months ended June 30, 2006, cost of products sold of $9.2 million as a percentage of sales improved to 37.6% compared to 46.7% ($10.9 million) the year-earlier period due primarily to favorable manufacturing variances in the current year due to higher than anticipated production volumes. Individual products each showed improved margins. Abelcet was favorably affected by inventory write-offs in the quarter ended June 30, 2005 of $3.0 million and experienced none in the current year second quarter. Abelcet was also favorably affected by a $0.3 million reduction of amortization of intangibles due to the December 2005 impairment write-down. Offsetting these favorable effects was a lower per-unit margin as Abelcet selling prices declined on a year-over-year basis. The other three products benefited from January 1, 2006 price increases which had a favorable effect on gross margins. In the case of Oncaspar, inventory write-offs rose in the quarter ended June 30, 2006 as compared to the same quarter of 2005 due to ongoing manufacturing challenges associated with product stability. This negative effect was offset in part by the net favorable effect of having negotiated lower royalties to Sanofi-Aventis effective January 1, 2006. The lower royalty payments of $1.2 million have more than compensated for the increase in amortization expense ($1.0 million) related to the agreement.

For the six months ended June 30, 2006, cost of products sold of $17.3 million declined more modestly from 39.0% of sales to 35.5%. The prior-year second-quarter Abelcet inventory write-offs and reduced amortization discussed above were the major influences also for the six-month period. After eliminating these factors, margins would otherwise be lower in the first half of 2006 than in the comparable prior-year period as the favorable manufacturing variances referred to above were offset by unfavorable variances in the first quarter of 2006.

Selling and marketing expenses

Selling and marketing expenses consist primarily of commercial expense and marketing, medical education, Phase IV programs to support our commercial efforts as well as salaries and benefits for our sales and marketing personnel. Selling and marketing expenses decreased $2.6 million or 25% from the three months ended June 30, 2005 and $3.1 million or 16% from the six months ended June 30, 2005. The decrease in both comparable periods was primarily due to a change in marketing personnel and advertising agency resulting in a more targeted marketing spend in 2006. For the six months ended June 30, 2006, the decrease was also due to the discontinuation of the MARQIBO programs in 2005.

Amortization of acquired intangible assets

Amortization expense was $0.2 million for the three months ended June 30, 2006, as compared to $3.4 million for the three months ended June 30, 2005. Amortization expense was $0.4 million for the six months ended June 30, 2006, as compared to $6.7 million for the six months ended June 30, 2005. Amortization expense was lower in each comparative period due to the fourth quarter 2005 impairment of Abelcet-related intangible assets. Amortization of intangible assets has been provided over their remaining estimated lives ranging from 1-14 years on a straight-line basis.

Royalties Segment

(millions of dollars)

	Three Months Ended			Six Months Ended

	June 2006	% Change	June 2005	June 2006	% Change	June 2005

Royalty revenue	$18.0	6	$16.9	$35.2	15	$30.5

Total royalties for the three months ended June 30, 2006 of $18.0 million were 6% higher than the $16.9 million during the comparable three-month period ended June 30, 2005. Total royalties for the six months ended June 30, 2006 increased 15% to $35.2 million as compared to $30.5 million during the comparable six-month period ended June 30, 2005. Impacting both the three-months and six-month periods were the proceeds of $1.0 million on the sale of our SS1P program, an immunotoxin fusion protein, to Cambridge Antibody Technology. The improvement in total royalties over the prior year periods was due to the January 2005 launch of MACUGEN in the U.S. and the December 2004 launch of PEG-INTRON combination therapy in Japan. The sales of these products were not yet fully reflected in the same three- and six-month periods of 2005 due to the recent entry of these products into the associated markets. The majority of royalties is comprised of royalty revenue we receive on sales of PEG-INTRON, but also includes other royalty revenue, certain license revenues and contract revenues related to the application of our technology to other firms’ products. We expect competition for PEG-INTRON combination therapy in Japan and MACUGEN in the U.S. to increase later this year.

Costs and expenses

Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

Contract Manufacturing Segment

(millions of dollars)

	Three Months Ended			Six Months Ended

Product	June 2006	% Change	June 2005	June 2006	% Change	June 2005

Revenues	$5.1	55	$3.4	$8.3	9	$7.7
Cost of sales	3.1	14	2.8	5.5	5	5.3

Segment profit	$2.0	265	$0.6	$2.8	17	$2.4

Revenues

Contract manufacturing revenue for the three-month and six-month periods ended June 30, 2006 was $5.1 million and $8.3 million, respectively. This compares to $3.4 million and $7.7 million for the comparable periods of 2005. The increase in contract manufacturing revenue was primarily attributable to the timing of third-party shipments. In addition, in the three months ended June 30, 2006, we settled a matter with one of our customers resulting in recognition of an additional $0.9 million of revenue. The unavailability of certain raw materials in March 2006, delayed production in that quarter and the resulting revenues from products that the Company manufactures. It is not uncommon for the timing of the shipments to cause quarter-over-quarter fluctuations.

Cost of sales

Cost of sales for contract manufacturing for the three months ended June 30, 2006 was $3.1 million or 61% of sales. This compared to $2.8 million or 83% of sales for the comparable three-month period of 2005. The decrease in cost of sales as a percent of sales was attributable to lower production efficiency and decreased volumes in 2005 that resulted in a proportionate increase in fixed costs being allocated to the units produced. In addition, the higher margin in the three months ended June 30, 2006, was impacted by a settlement from one of our customers that resulted in the recognition of an additional $0.9 million in revenue. For the six months ended June 30, 2006, cost of sales for contract manufacturing was $5.5 million or 67% of sales, compared to $5.3 million or 69% of sales for the six months ended June 30, 2005.

Non-U.S Revenue

During the three months ended June 30, 2006, we had export sales and royalties on export sales of $16.2 million, of which $9.9 million were in Europe. This compares to $17.5 million of export sales in the comparable three-month period of 2005, of which $10.7 million were in Europe.

We had export sales and royalties on export sales of $31.8 million and $29.9 million, of which $18.1 million and $19.5 million were in Europe, for the six months ended June 30, 2006 and 2005, respectively.

Corporate and Other Expense

(millions of dollars)

	Three Months Ended			Six Months Ended

	June 2006	% Change	June 2005	June 2006	% Change	June 2005

Research and development	$9.5	70	$5.5	$16.5	(10)	$18.2

General and administrative	7.6	4	7.2	15.3	24	12.3

Restructuring charge	—	n.m.	2.1	—	n.m.	2.1

Other (income) expense:
Investment income	(3.1)	105	(1.5)	(18.9)	622	(2.6)
Interest expense	6.6	34	4.9	11.5	16	9.9
Other, net	(4.5)	n.m.	3.5	(4.2)	n.m.	4.9

	(1.0)		6.9	(11.6)		12.2

Corporate Costs	$16.1	(26)	$21.7	$20.2	(55)	$44.8

n.m. – not meaningful

Research and Development.

For the three months ended June 30, 2006, research and development expenses increased by $4.0 million to $9.5 million as compared to the three months ended June 30, 2005. The increase was primarily due to new clinical programs in 2006, as compared to organizational and research and development portfolio restructuring that occurred in the second quarter of 2005.

For the six months ended June 30, 2006, research and development expenses decreased by $1.7 million to $16.5 million as compared to the six months ended June 30, 2005. The decrease was primarily due to the fact that the six months ended June 30, 2005 included a $5.0 million payment to Inex Pharmaceuticals Corporation related to the termination of our partnership for the development and commercialization of MARQIBO. Partly offsetting this favorable effect was the increased spending referred to above.

The Company’s clinical trial activities are expected to increase during the latter half of 2006, due to anticipated enrollment this summer in a study related to the use of Oncaspar in the treatment of certain cancers as well as ongoing development work on recombinant human Mannose-Binding Lectin (rhMBL) and the recently announced strategic collaboration with Santaris Pharma A/S to develop and commercialize a series of innovative RNA antagonists based on Santaris’ LNA® technology.

General and administrative.

General and administrative expenses for the three months ended June 30, 2006, rose 4% to $7.6 million. For the six month-period, general and administrative expenses rose 24% to $15.3 million. A number of factors contributed to these increases, including contracted and consulting services, legal fees and salaries and benefits, partially offset by a decrease in accounting-related fees. The decrease in accounting-related fees is due to a change in our year end. Salaries and benefits are comparatively higher due in part to the recognition in 2006 of compensation expense for stock options, due to our adoption of SFAS 123R. Consulting and legal fees were higher due to due diligence efforts related to potental transactions.

Other income (expense).

Other income (expense) for the three months ended June 30, 2006 was net income of $1.0 million, as compared to net expense of $6.9 million for the three months ended June 30, 2005. For the six-month periods, other income (expense) was net income of $11.6 million in 2006 versus a net expense of $12.2 million in 2005. Other income (expense) includes: net investment income, interest expense and other expense.

Net investment income increased by $1.6 million to $3.1 million for the three months ended June 30, 2006 compared to $1.5 million for the three months ended June 30, 2005. Net investment income increased by $16.3 million to $18.9 million for the six months ended June 30, 2006 compared to $2.6 million for the six months ended June 30, 2005. The six months’ increase was principally due to the sale in January and February 2006 of our remaining 1,023,302 shares of Nektar Therapeutics, Inc. common stock which resulted in a net gain of $13.8 million and cash proceeds of $20.2 million.

Interest expense was $6.6 million and $11.5 million for the three-month and six-month periods ended June 30, 2006 and $4.9 million and $9.9 million for the three-month and six-month periods ended June 30, 2005. The favorable effect on interest expense from the decline in the 4.5% notes payable of $133.7 million was more than offset by the May 2006 issuance of $275.0 million of the 4% notes. Also, the repurchase of the 4.5% notes resulted in the write-off of $1.3 million of deferred offering costs which is included in interest expense.

Other, net was a net income of $4.5 million for the three months ended June 30, 2006, as compared to a net expense of $3.5 million for the three months ended June 30, 2005. The improvement resulted primarily from the debt refinancing which included a $4.4 million gain on the repurchase of the 4.5% notes. For the six months ended June 30, 2006, other, net was a net income of $4.2 million versus a net expense of $4.9 million for the six months ended June 30, 2005. The 2005 expense was higher due to costs associated with our holding of NPS Pharmaceuticals, Inc. (NPS) common stock and a related hedging instrument. We recognized a realized loss of $1.3 million on the maturation of the hedging instrument and sale of the underlying shares and a $2.2 million unrealized loss on the instrument for the three months ended June 30, 2005. For the six months ended June 30, 2005 we recognized a realized loss of $5.3 million on the maturation of the hedging instrument and sale of the underlying shares partially offset by an unrealized gain of $160,000 on the instrument.

Income taxes

During the three months and six months ended June 30, 2006, we recorded a net tax expense of approximately $0.3 million and $0.4 million, respectively, which represents state and Canadian taxes payable. No federal income tax provision was recorded for the three months and six months ended June 30, 2006 as the estimated annual effective tax rate is zero due to our projected taxable income and the ability to utilize our federal net operating loss carryforwards. During the three months and six months ended June 30, 2005, we recorded non-cash charges of $80.2 million and $78.5 million, respectively, principally representing a full reserve against deferred tax assets of $68.2 million at June 30, 2005 and establishment of a deferred tax liability of $10.6 million associated with goodwill.

Liquidity and Capital Resources

Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $369.6 million as of June 30, 2006, as compared to $226.6 million as of December 31, 2005. The increase is primarily due to the $267.3 million net proceeds from the 4% Convertible Senior Notes and the $20.2 million cash proceeds from the sale of Nektar common stock we owned. This was offset in part by the $129.4 million cash payment for the repurchase of $133.8 million of our 4.5% Convertible Subordinated Notes at a $4.4 million discount and the January payment to Sanofi-Aventis of $35.0 million relating to a reduction of the Oncaspar royalty rate. We invest our excess cash primarily in United States government and government-sponsored enterprise securities and investment-grade corporate debt securities and auction rate securities.

In July 2006 we completed a tender offer whereby we repurchased $137.6 million principal amount of 4.5% notes at a purchase price of $965 for each $1,000 principal amount, plus accrued interest of $0.1 million. We used the $275.0 million from our new convertible offering due in 2013 to extinguish an aggregate principal amount of $272.0 million of debt that otherwise would have been due in 2008.

Cash provided by operating activities totaled $23.8 million for the six months ended June 30, 2006 compared to cash provided by operating activities of $4.3 million for the six months ended June 30, 2005. The favorable shift was the result of improved net income of $32.7 million, offset in part by gains on sale of investments of $13.8 million and on the redemption of a portion of our 4.5% notes. Cash used in investing activities rose $49.8 million from $17.5 million to $67.3 million. This was due primarily to the January 2006 $35.0 million payment to Sanofi-Aventis for an Oncaspar intangible asset and a net increase in marketable securities of $9.7 million. Cash provided by financing activities for the six months ended June 30, 2006 was $138.1 million, compared to cash used in financing activities of 785,000 for the six months ended June 30, 2005. In the six months ended June 30, 2006, the Company raised $267.3 million of 4% notes and repaid $129.4 million of 4.5 % notes.

As of June 30, 2006, we had $535.2 million of convertible notes outstanding. The 4.5% notes in the principal amount of $260.2 million are subordinated to all existing and future senior indebtedness of the Company, including the $275.0 million of 4% convertible senior notes issued during the second quarter of 2006. Interest is payable on January 1 and July 1 of each year on the 4.5% notes and on June 1 and December 1 of each year on the 4% notes. During the six-month periods ended June 30, 2006 and June 30, 2005, there were payments of interest of $11.2 million and $9.0 million, respectively. Accrued interest on the aggregate amount of the notes outstanding was $6.9 million as of June 30, 2006 and $8.9 million as of December 31, 2005.

The 4.5% notes mature on July 1, 2008 and are convertible, at the option of the holders, into common stock of the Company at a conversion price of $70.98 per share at any time on or before July 1, 2008. The 4.5% notes are subordinated to all existing and future senior indebtedness. Upon occurrence of a “fundamental change”, as defined in the indenture governing the 4.5% notes, holders of the 4.5% notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.

At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the 4% notes, holders of the 4% notes may require the Company to redeem the 4% notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the 4% notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

In connection with our second-quarter 2006 issuance of $275.0 million of the 4% senior convertible notes, we entered into a registration rights agreement (RRA) whereby we agreed to file a shelf registration statement permitting the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. Failure to comply with specified obligations under the RRA relating to filing of the shelf registration, its being declared effective and maintaining its effectiveness would result in additional interest being payable on the notes. We anticipate filing the shelf registration within the time period prescribed in the RRA.

Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; short-term investments, marketable securities; sales of Abelcet, Adagen, Oncaspar and Depocyt; royalties earned, which are primarily related to sales of PEG-INTRON; and contract manufacturing revenue. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future.

While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we may enter into agreements with collaborators with respect to the development and commercialization of products that could increase our cash requirements, or seek additional financing to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2006, we were not involved in any SPE transactions.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.

In January 2006, we terminated our development and supply agreement entered into in June 2003 with, and returned our rights to ATG-Fresenius S, to Fresenius Biotech. The development and supply agreement with Fresenius Biotech provided us with exclusive development and distribution rights in the U.S. and Canada for a new formulation of the polyclonal antibody preparation, ATG-Fresenius S. Subsequently, in April 2006, Fresenius Biotech and Nabi Biopharmaceuticals announced an agreement to advance the ongoing clinical development of ATG-Fresenius S. The clinical trial has been transitioned to Nabi Biopharmaceuticals.

In July 2006, we entered into a license and collaboration agreement with Santaris Pharma A/S (Santaris) for up to eight RNA antagonists for the treatment of oncology indications. We obtained rights worldwide other than Europe, to develop and commercialize RNA antagonists directed against the Hif-l alpha and Survivin gene targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by us, and we will have the right to develop and commercialize those antagonists worldwide other than Europe. We will make an initial payment of $8.0 million to Santaris in August 2006 and will be responsible for making additional payments upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.

During the quarter ended June 30, 2006, we issued $275.0 million of 4% notes that mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company. The 4% notes may be converted at the option of the holders into the Company’s common stock at an initial conversion price of $9.55 per share.

At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a "fundamental change", as defined in the indenture governing the notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

Concurrent with the May 2006 issuance of the 4% notes, a portion of the proceeds were used to repurchase $133.8 million of principal amount of 4.5% notes outstanding at a purchase price of $129.4 million plus accrued interest of $2.4 million.

On July 6, 2006, we completed a tender offer whereby we repurchased $137.6 million principal amount of 4.5% notes at a purchase price of $965 for each $1,000 principal amount, plus accrued interest. As of August 1, 2006, $122.6 million principal amount of the 4.5% notes remain outstanding.

Other than as described in the proceeding paragraphs, since December 31, 2005, there have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our Transition Report on Form 10-K for the six months ended December 31, 2005.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of June 30, 2006 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Revenues

Revenues from product sales and contract manufacturing revenue are recognized when title passes to the customer, generally at the time of shipment. For product sales, we also record a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals.

Effective January 1, 2006, we changed our third-party distributor for three of our four products; Abelcet, Oncaspar and Depocyt. For Abelcet, our new third-party distributor ships product to the same wholesalers as prior to the change and the wholesalers then resell the product to the end-users. We continue to recognize revenues for Abelcet at the time of sale to the wholesaler. The distribution process for Oncaspar and Depocyt has changed. We previously sold the products to a specialty distributor and recorded sales at that time. The distributor then sold the products to the end-user. Now, sales are recorded when Oncaspar and Depocyt are shipped by our new third-party distributor directly to the end-user. The orders may be placed by either the end-user or by a wholesaler representing the end-user. For Adagen, our distribution process remains the same. Adagen continues to be sold directly to a specialty distributor who then sells the product to end-users. We continue to recognize revenue for Adagen upon sale to the specialty distributor.

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

In addition, state agencies that administer various programs, such as the U.S. Medicaid programs, receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. In determining the appropriate accrual amount, we use (a) distribution channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel, (b) our historical rebate and administrative fee payments by product as a percentage of our historical sales and (c) any significant changes in sales trends. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the lag time between sale and payment of a rebate, which can range up to nine months, and the level of reimbursement by state agencies.

The following is a summary of reductions of gross sales accrued as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005

Accounts Receivable Reductions
Chargebacks	$4,076	$3,717
Cash Discounts	149	202
Other (including returns)	1,628	1,304

Total	$5,853	$5,223

Accrued Liabilities
Medicaid Rebates	$1,484	$1,832
Administrative Fees	220	286

Total	$1,704	$2,118

There were no revisions to the estimates for gross to net sales adjustments that would be material to income from operations for the three-month or six-month periods ended June 30, 2006.

We have inventory management agreements with three of our major wholesalers. These agreements provide that the wholesalers maintain inventory levels at no more than six selling weeks.

Royalties under our license agreements with third parties are recognized when reasonably estimable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds, and product returns and collection is reasonably assured. Beginning with the quarter ended December 31, 2005, notification from the third party licensee of the royalties earned under the license agreement became the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur. Other fees and royalties received from third parties using our technology are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events and when the milestone has substance. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

Income Taxes

Under the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe, based on future projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized.

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

Share-Based Payment

We account for share-based compensation in accordance with SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. Until we have developed sufficient reliable Enzon-specific information, we are using an industry average for purposes of estimating forfeitures of share-based payments. As stratified data are developed, they will be compared to the initial average and the rate will be adjusted as deemed necessary.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. The interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We currently recognize a tax position if it is probable of being sustained. The Interpretation is effective for us beginning January 1, 2007. We are evaluating the potential effects the Interpretation may have on our consolidated financial position or results of operations, but we do not expect there to be any material consequence.

Factors That May Affect Future Results

There are forward-looking statements contained herein, which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should”, “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to, the timing, success and cost of clinical studies and our ability to obtain regulatory approval of products, and

•	The risk that we will continue to experience operating losses for the next several years.
•

The risk that there will be a decline in sales of one or more of our marketed products or products sold by others from which we derive royalty revenues. Such sales declines could result from increased competition, loss of patent protection, pricing, supply shortages and/or regulatory constraints.

•	The risk that we will not achieve success in our research and development efforts including clinical trials conducted by us or by our collaborative partners.
•

The risk that we will be unable to obtain critical compounds used in the manufacture of our products at economically feasible prices or at all, or one of our key suppliers will experience manufacturing problems or delays.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.
•	The risk that key personnel will leave the company.

A more detailed discussion of these and other factors that could affect our results is contained in our filings with the U.S. Securities and Exchange Commission, including our Transition Report on Form 10-K for the six-month period ended December 31, 2005. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and Enzon does not intend to update this information.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at June 30, 2006 the vast majority of our holdings were in instruments maturing in two years or less with the exception of certain auction rate securities and mutual fund investments relating to our executive deferred compensation plan, that had maturity dates through 2032.

The table below presents the principal amounts and related weighted average interest rates by year of maturity (as of June 30 each year) for our investment portfolio as of June 30, 2006 (in thousands):

	2007	2008	2009	2010 & thereafter	Total	Fair Value

Fixed Rate	$123,707	$7,276	$3,600	$1,116	$135,699	$135,022
Average Interest Rate	3.97%	3.65%	4.04%	0.53%	3.05%
Variable Rate	38,300	7,500	—	18,000	63,800	63,470
Average Interest Rate	4.43%	3.44%	—	5.26%	3.29%

	$162,007	$14,776	$3,600	$19,116	$199,499	$198,492

As of June 30, 2006, our 4.5% convertible subordinated notes in the principal amount of $260.2 million due July 1, 2008 and our 4% convertible senior notes in principal amount of $275.0 million, have fixed interest rates. The fair value of the 4.5% notes was approximately $250.8 million and $356.1 million (on a principal amount of $394.0 million) at June 30, 2006 and December 31, 2005, respectively. The fair value of the 4% notes was approximately $273.5 million at June 30, 2006. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of June 30, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

This section sets forth changes in the risk factors previously disclosed in our Transition Report on Form 10-K for the six months ended December 31, 2005.

Disruption in supply or manufacturing difficulties relating to Oncaspar could cause a disruption in our ability to market and sell Oncaspar and result in a substantial loss of revenues.

We continue to face manufacturing and stability issues with Oncaspar. To date, we have been unable to identify the cause of these issues. If we continue to have these issues with Oncaspar, we may have a disruption in our ability to manufacture Oncaspar. Additionally, the period covered by our current supply agreement for L-asparaginase used in the manufacture of Oncaspar for the U.S. and Canadian markets will expire on December 31, 2006. The supplier has informed us that it does not intend to renew the current agreement, although we have been in discussions with them for a new agreement. If we are unable to agree on a new agreement for the supply of L-asparaginase on acceptable terms or at all, we may have a disruption in the supply of L-asparaginase, and as a result, a disruption in our ability to manufacture Oncaspar. We can give no assurance that we will be able to successfully obtain a new agreement for the supply of L-asparaginase. If we cannot market and distribute Oncaspar for an extended period, sales of the product and customer relationships will suffer, which would adversely affect our financial results.

Events with respect to our share capital could cause the shares of our common stock outstanding to increase.

The issuance of our 4% convertible notes in May 2006 could significantly increase the number of shares of our common stock outstanding on a fully diluted basis. Our 4% covertible notes can convert to 28.8 million shares of our common stock at a conversion price of $9.55 per share. We intend to file a registration statement covering the shares of common stock that may be issued upon conversion of the 4% notes to make them eligible for public resale.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	An annual meeting of stockholders was held on May 18, 2006.
(b)

Philip Renfro was re-elected as a Class I director of the Company. The term of office as a director for each of Dr. Goran Ando, Jeffrey H. Buchalter, Rolf G. Classon, Robert LeBuhn, Victor P. Micati and Robert C. Salisbury continued after the annual meeting. Dr. Rosina B. Dixon, M.D. retired from the Board of Directors effective April 30, 2006.

(c)	The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below. All proposals were approved by the requisite percentage:
(i)	The stockholders voted 40,060,733 shares in favor and 626,824 shares withheld with respect to the election of Philip Renfro as a Class I director of the Company.
(ii)

The stockholders voted 24,230,402 shares in favor, 5,661,350 shares against and 19,917 shares abstained with respect to a proposal to approve the amendment of the 2001 Incentive Stock Plan to increase the number of shares of common stock issuable thereunder by 4,000,000 shares from 6,000,000 shares to 10,000,000 shares. Broker non-votes totaled 10,775,888 shares.

(iii)

The stockholders voted 33,158,930 shares in favor, 7,506,586 against and 22,041 shares abstained with respect to the amendment and restatement of our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 90,000,000 shares to 170,000,000 shares.

(iv)

The stockholders voted 36,572,591 shares in favor, 4,072,965 shares against and 42,001 shares abstained with respect to a proposal to ratify the selection of KPMG LLP to audit our consolidated financial statements for the fiscal year ending December 31, 2006.

Item 5. Other Information

1. Amendment to Bylaws

On August 1, 2006, the Company amended and restated its Bylaws to reflect the prior change in the name of the Company from Enzon, Inc. to Enzon Pharmaceuticals, Inc. and to make certain ministerial changes. A copy of the Amended and Restated Bylaws of the Company are filed as an exhibit to this Quarterly Report on Form 10-Q.

2. Amendment to Executive Deferred Compensation Plan

On August 1, 2006, the Company amended its Executive Deferred Compensation Plan to make certain clarifications and ministerial changes. A copy of the Company’s Executive Deferred Compensation Plan (2006 Restatement) is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

3(i)	Amended and Restated Certificate of Incorporation	(1)
3(ii)	Amended and Restated By-laws	*
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(2)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(3)
4.3

Indenture, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006 and incorporated herein by reference thereto.)

10.1	Executive Deferred Compensation Plan (2006 Restatement)	*
10.2

Registration Rights Agreement, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Goldman, Sachs & Co. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006 and incorporated herein by reference thereto.)

10.3

2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 19, 2006 and incorporated herein by reference thereto.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
*	Filed herewith.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 19, 2006 and incorporated herein by reference thereto.
(2)	Previously filed as an exhibit to the Company’s Form 8-A12G (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto.
(3)	Previously filed as an exhibit to the Company’s Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC. (Registrant)
Date: August 2, 2006	By:	/s/ Jeffrey H. Buchalter

Jeffrey H. Buchalter President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2006	By:	/s/ Craig A. Tooman

Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)