Form 10-Q
period 2006-09-30
ENZON PHARMACEUTICALS INC
filed 2006-11-02
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

               Yes      No

Shares of Common Stock outstanding as of October 31, 2006: 43,897,988.

Back to Contents

PART I FINANCIAL INFORMATION
Item 1.   Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005*

ASSETS

Current assets:
Cash and cash equivalents	$19,365	$76,497
Short-term investments	150,620	88,021
Accounts receivable, net of allowance for doubtful accounts: $231 at September 30, 2006 and $71 at December 31, 2005	11,798	14,087
Inventories	18,381	16,014
Other current assets	6,211	12,596

Total current assets	206,375	207,215

Property and equipment, net of accumulated depreciation: $25,188 at September 30, 2006 and $21,668 at December 31, 2005	37,576	34,978
Marketable securities	70,458	62,059
Amortizable intangible assets, net	63,093	34,154
Other assets	6,873	2,939

Total assets	$384,375	$341,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$9,570	$10,039
Accrued expenses	18,895	21,107

Total current liabilities	28,465	31,146

Notes payable	397,642	394,000
Other liabilities	2,622	169

Total liabilities	428,729	425,315

Commitments and contingencies

Stockholders’ deficit:
Preferred stock – $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock – $.01 par value, authorized 170,000,000 shares and 90,000,000 shares; issued and outstanding 43,876,925 shares and 43,786,786 shares at September 30, 2006 and December 31, 2005, respectively	439	438
Additional paid-in capital	324,671	320,557
Accumulated other comprehensive loss	(522)	(1,090)
Accumulated deficit	(368,942)	(403,875)

Total stockholders’ deficit	(44,354)	(83,970)

Total liabilities and stockholders’ deficit	$384,375	$341,345

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005
Revenues:
Product sales, net	$25,295	$25,176	$74,107	$69,879
Royalties	18,705	15,478	53,889	45,987
Contract manufacturing	1,856	3,393	10,193	11,061

Total revenues	45,856	44,047	138,189	126,927

Costs and expenses:
Cost of product sales and contract manufacturing	12,141	11,964	35,042	34,705
Research and development	10,599	5,319	27,068	23,550
Selling, general and administrative	14,299	11,697	45,384	42,921
Amortization of acquired intangible assets	184	3,348	558	10,043
Acquired in-process research and development	8,000	10,000	8,000	10,000
Restructuring charge	—	—	—	2,053

Total costs and expenses	45,223	42,328	116,052	123,272

Operating income	633	1,719	22,137	3,655

Other income (expense):
Investment income, net	2,831	1,632	21,731	4,249
Interest expense	(5,912)	(4,946)	(17,432)	(14,861)
Other, net	4,813	(3,059)	9,048	(7,876)

	1,732	(6,373)	13,347	(18,488)

Income (loss) before income tax provision	2,365	(4,654)	35,484	(14,833)

Income tax provision	127	1,112	551	79,590

Net income (loss)	$2,238	$(5,766)	$34,933	$(94,423)

Earnings (loss) per common share – basic	$0.05	$(0.13)	$0.80	$(2.17)

Earnings (loss) per common share – diluted	$0.05	$(0.13)	$0.67	$(2.17)

Weighted average shares – basic	43,590	43,486	43,551	43,498

Weighted average shares – diluted	43,590	43,486	57,658	43,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2006	2005

Cash flows from operating activities:
Net income (loss)	$34,933	$(94,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,889	17,048
Non-cash expense for stock options and nonvested shares	3,489	815
(Gain) loss on sale of investments	(13,844)	11,050
Loss (gain) on sale of assets	33	(5)
Gain on redemption of notes payable	(9,212)	(151)
Non-cash loss related to equity collar arrangement	—	4,699
Acquired in-process research and development accrual	—	10,000
Write off and amortization of debt issue costs	3,889	1,372
Amortization of bond premium/discount	786	1,494
Deferred income taxes	—	80,658
Changes in operating assets and liabilities	(344)	(30,625)

Net cash provided by operating activities	29,619	1,932

Cash flows from investing activities:
Purchase of property and equipment	(6,459)	(2,510)
Proceeds from sale of equity investment	20,209	23,137
Purchase of product rights	(35,000)	—
Proceeds from sale of marketable securities	469,850	222,493
Purchase of marketable securities	(541,104)	(287,150)

Net cash used in investing activities	(92,504)	(44,030)

Cash flows from financing activities:
Proceeds from exercise of common stock options	625	64
Redemption of convertible subordinated notes	(262,146)	(849)
Proceeds of convertible subordinated notes	275,000	—
Cash payment for debt issuance costs	(7,726)	—

Net cash provided by (used in) financing activities	5,753	(785)

Net decrease in cash and cash equivalents	(57,132)	(42,883)

Cash and cash equivalents at beginning of period	76,497	69,473

Cash and cash equivalents at end of period	$19,365	$26,590

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)       Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year balances have been reclassified to conform to the current period presentation. Nine-month year-to-date information for 2005 was compiled from previously reported information without adjustment. Data for the six months ended June 30, 2005 had previously been reported as part of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and data for the three months ended September 30, 2005 were reported on Form 10-Q for the quarter then ended. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2005.

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

     The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at September 30, 2006 and December 31, 2005 were investments in state government bonds and corporate securities. At September 30, 2006, the Company held auction rate securities with contractual maturities between 2006 and 2032.

     The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses, is included in investment income, net. The cost of securities is based on the specific identification method.

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

     The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of September 30, 2006. The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2006 (in thousands):

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Less Than 12 Months		12 Months or Greater

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and GSE debt (1)	$6,477	$(23)	$31,163	$(339)
U.S. corporate debt (2)	89,319	(170)	13,423	(112)

Total	$95,796	$(193)	$44,586	$(451)

(1)      U.S. Government and government-sponsored enterprise (GSE) debt. The unrealized losses of $362,000 in the U.S. Government and GSE mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and because the Company has the ability and the intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. Government and GSE debt to be other-than-temporarily impaired at September 30, 2006.

(2)      U.S. corporate debt. The unrealized losses of $282,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and because the Company has the ability and the intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at September 30, 2006.

     The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at September 30, 2006 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

U.S. Government and GSE debt	$38,454	$2	$(362)	$38,094
U.S. corporate debt	135,729	37	(282)	135,484
Auction rate securities	47,500	—	—	47,500

	$221,683	$39	$(644)	$221,078

* $150,620 is included in short-term investments and $70,458 is included in marketable securities.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at December 31, 2005 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

U.S. Government and GSE	$59,458	$2	$(664)	$58,796
U.S. corporate debt	72,606	3	(478)	72,131
Auction rate securities	19,150	3	—	19,153

	$151,214	$8	$(1,142)	$150,080

*      Included in short-term investments $88,021 and marketable securities $62,059 at December 31, 2005.

     Maturities of debt and marketable equity securities classified as available-for-sale at September 30, 2006 were as follows (in thousands):

September 30,	Amortized Cost	Fair Value

2007	$151,001	$150,620
2008	32,052	31,837
2009	2,600	2,585
2010 & thereafter	36,030	36,036

	$221,683	$221,078

(3)      Investment in Equity Securities

     During the nine months ended September 30, 2006, the Company sold its remaining 1,023,302 shares of common stock of Nektar Therapeutics, Inc. (Nektar). This investment was reflected in other current assets on the December 31, 2005 condensed balance sheet at $6.4 million. The disposition of the shares resulted in cash proceeds of $20.2 million and a gain of $13.8 million reported in investment income, net in the quarter ended March 31, 2006.

(4)      Comprehensive Income

     The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net income (loss)	$2,238	$(5,766)	$34,933	$(94,423)
Other comprehensive income:
Unrealized gain (loss) on securities that arose during the period	403	(243)	14,412	(4,295)
Reclassification adjustment for (gain) loss included in net income (loss)	—	3,521	(13,844)	9,879

Total other comprehensive income	403	3,278	568	5,584

Comprehensive income (loss)	$2,641	$(2,488)	$35,501	$(88,839)

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5)      Earnings Per Common Share

     Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders, by the weighted average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, nonvested shares (unvested restricted stock awards and unvested restricted stock units) and the number of shares issuable upon conversion of the Company’s convertible subordinated notes and/or convertible senior notes.

     In determining the dilutive effect of stock options and nonvested shares, a number of treasury shares is calculated using assumed proceeds, which includes compensation costs to be attributed to future service and not yet recognized and, in the case of stock options, the cash paid by the holders to exercise plus the excess, if any, of tax benefits that would be credited to additional paid-in capital. For the three months and nine months ended September 30, 2006, the inclusion of unrecognized share-based compensation in the treasury stock component of the calculation caused stock options and nonvested shares outstanding to be anti-dilutive and therefore were excluded from the computation of earnings per share.

     The 4.5% convertible subordinated notes that have been outstanding in varying amounts throughout 2006 had no dilutive effect due to the high conversion price.

     The 4% convertible senior unsecured notes issued in May and June of 2006 did have a dilutive impact on earnings per share for the nine months ended September 30, 2006 as illustrated in the calculation below. Due to the relatively small earnings reported in the third quarter of 2006, however, there was no dilutive effect from the 4% convertible notes for the quarter as the add-back of interest to the numerator had a greater percentage impact than did the inclusion of the incremental conversion shares in the denominator.

     There was no difference between basic and diluted earnings per share for the three-month and nine month periods ended September 30, 2005 as the Company reported net losses for those periods.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended September 30, 2006 (amounts in thousands except per-share amounts):

Nine Months Ended September 30, 2006

Earnings Per Common Share – Basic:
Net income	$34,933

Weighted average common shares outstanding	43,551

Basic earnings per share	$0.80

Earnings Per Common Share – Diluted:
Net income	$34,933
Add back interest expense on 4% notes, net of tax	3,832

Adjusted net income	$38,765

Weighted average number of common shares outstanding	43,551
Incremental shares outstanding assuming conversion of 4% notes	14,107

Weighted-average number of common shares outstanding and common share equivalents	57,658

Diluted earnings per share	$0.67

     As of September 30, 2006, the Company determined that potentially dilutive common stock equivalents, other than those related to the 4% convertible notes, amounted to 10.1 million shares and as of September 30, 2005, all 12.2 million potentially dilutive common stock equivalents were anti-dilutive.

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

      The Company has elected to apply the short-cut method to determine the hypothetical APIC pool provided by FSP FAS 123(R) – 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. The Company has determined that a hypothetical pool of excess tax benefits of approximately $18.0 million existed in additional paid-in capital (APIC) as of July 1, 2005, the date of adoption of SFAS 123R, related to historical stock option exercises. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, including the hypothetical APIC pool, and then to tax expense.

     The following tables summarize stock option activity for the three months and nine months ended September 30, 2006 (in thousands, except per-option amounts):

	Options	Weighted Average Exercise Price Per Option

Outstanding at June 30, 2006	7,273	$12.38
Granted at exercise prices that equaled the fair value on the date of grant	25	8.25
Exercised	(94)	5.53
Forfeited	—	—
Expired	(43)	13.99

Outstanding at September 30, 2006	7,161	$12.45

	Options	Weighted Average Exercise Price Per Option

Outstanding at December 31, 2005	6,114	$14.17
Granted at exercise prices that equaled the fair value on the date of grant	1,908	7.70
Exercised	(109)	5.72
Forfeited	(90)	7.46
Expired	(662)	16.33

Outstanding at September 30, 2006	7,161	$12.45

Exercisable at September 30, 2006	4,872

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     For grants during the three months ended September 30, 2006, the Company’s weighted average assumptions for expected volatility, expected term until exercise and risk-free interest rate were 37.9%, 5.26 years and 4.5%, respectively. For grants during the nine months ended September 30, 2006, the Company’s weighted average assumptions for expected volatility, expected term until exercise and risk-free interest rate were 49.04%, 5.17 years and 4.82%, respectively. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the Company’s historical exercise rate. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. No dividend payments were assumed. The Company granted options with a fair value of $3.42 per share during the three months ended September 30, 2006. For the nine months ended September 30, 2006, fair values of options granted ranged from $3.42 to $3.96 per share or a weighted average grant date fair value of $3.81 per option.

     The following tables summarize nonvested share activity for the three months and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested at June 30, 2006	1,504	$8.26
Granted	48	7.77
Vested	(50)	9.88
Forfeited	(32)	8.96

Nonvested at September 30, 2006	1,470	$8.17

	Number of Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested at December 31, 2005	1,063	$8.33
Granted	558	7.94
Vested	(51)	9.85
Forfeited	(100)	7.71

Nonvested at September 30, 2006	1,470	$8.17

     In the three months ended September 30, 2006, the Company recorded share-based compensation for nonvested shares and options of $440,000 and $504,000, respectively, and for the nine months ended September 30, 2006, $1.3 million and $2.2 million, respectively, which is included in the Company’s net income for the period. Cash received from exercise of stock options amounted to $521,000 during the three months ended September 30, 2006 and $625,000 during the nine-month period. As of September 30, 2006, there was $7.5 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 31 months. As of September 30, 2006, there was $2.1 million and $9.7 million, respectively, of total unrecognized cost related to nonvested shares awards and units that the Company expects to recognize over weighted-average periods of 29 and 46 months, respectively.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

      Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation”, as amended, (SFAS 123) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. For the Company, SFAS 123 was similar in most respects to SFAS 123R, with the exception of option forfeitures, which the Company accounted for as they occurred under SFAS 123. As a result of adopting SFAS No. 123R, the Company’s net income for the three-month and nine-month periods ended September 30, 2006 were $213,000 and $1.6 million less, respectively, than if it had continued to account for share-based compensation under APB 25. Basic earnings per share for the three-month and nine-month periods ended September 30, 2006 would have been $0.06 per share and $0.84 per share, respectively, as compared to reported per-share amounts of $0.05 and $0.80, respectively. Diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 would have been $0.06 per share and $0.70 per share, respectively, as compared to reported per-share amounts of $0.05 and $0.67, respectively.

     As indicated above, the Company adopted SFAS 123R effective July 1, 2005. Accordingly, reported earnings for the three-month period ended September 30, 2005 reflected the effects of the current accounting standards for stock-based compensation. Reported results for the six-month period ended June 30, 2005, however, reflect the intrinsic-value-based method of accounting for stock options. Had the fair-value-based method prescribed in SFAS 123 been employed, the net loss for the nine months ended September 30, 2005 would have been greater by $20.3 million or $0.47 per share. The SFAS 123 fair value calculation used the following weighted-average assumptions for the six months ended June 30, 2005 in a Black-Scholes option-pricing model: expected volatility (59.18%), expected life (5 years), risk-free rate (3.71%) and dividends (zero).

(7)      Inventories

          As of September 30, 2006 and December 31, 2005 inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005

Raw Materials	$5,631	$6,695
Work in process	5,887	3,282
Finished goods	6,863	6,037

	$18,381	$16,014

(8) Intangible Assets

     As of September 30, 2006 and December 31, 2005 intangible assets consisted of the following (in thousands):

	September 30, 2006	December 31, 2005	Weighted Average Remaining Useful Lives

Product patented technology	$6,000	$6,000	8.3 years
Manufacturing patent	9,000	9,000	8.3 years
Patent	1,875	1,875	.5 year
Product acquisition costs	61,194	26,194	7.9 years

	78,069	43,069
Less: Accumulated amortization	14,976	8,915

	$63,093	$34,154

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

     For the three months and nine months ended September 30, 2006, amortization charged to operations relating to intangible assets totaled $2.0 million and $6.1 million, respectively, of which $1.8 million and $5.5 million, respectively, were classified in cost of product sales and contract manufacturing. For the three months and nine months ended September 30, 2005, amortization expense was $4.5 million and $13.4 million, respectively, of which $1.1 million and $3.4 million, respectively, were charged to cost of sales. Amortization charges in 2005 were higher than in 2006 reflecting the higher balances of Abelcet-related amortizable intangible assets recorded at that time. In December 2005, $133.1 million of Abelcet-related intangibles were written down due to impairment.

(9)       Notes Payable

     The table below reflects the composition of the notes payable balances as of September 30, 2006 and December 31, 2005 (in millions):

	September 30, 2006	December 31, 2005

4.5% Convertible Subordinated Notes due July 1, 2008	$122.6	$394.0
4% Convertible Senior Notes due June 1, 2013	275.0	—

	$397.6	$394.0

     The 4.5% notes mature on July 1, 2008, unless earlier redeemed, repurchased or converted, and are convertible, at the option of the holders, into common stock of the Company at a conversion price of $70.98 per share. The 4.5% notes are subordinated to all existing and future senior indebtedness. Upon occurrence of a “fundamental change,” as defined in the indenture governing the 4.5% notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.

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

     At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a "fundamental change", as defined in the indenture governing the 4% notes, holders of the 4% notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     In connection with the Company’s second-quarter 2006 issuance of $275.0 million ($225.0 million in May and $50.0 million in June) of the 4% notes, the Company entered into a registration rights agreement (RRA) whereby it agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to permit the public resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and is expected to be declared effective by the SEC shortly after the date hereof. Failure to have the shelf registration declared effective on a timely basis or to maintain its effectiveness would result in additional interest being payable on the notes until the registration becomes effective.

     Concurrent with the May 2006 issuance of the 4% notes, a portion of the proceeds was used to repurchase $133.8 million of principal amount of 4.5% notes outstanding at a purchase price of $129.4 million plus accrued interest of $2.4 million. The $4.4 million gain on the May repurchase of the 4.5% notes was reported as other, nonoperating income in the second quarter of 2006. Upon repurchase of the 4.5% notes in May, deferred offering costs of $1.3 million were written off and included in interest expense on the consolidated statements of operations. Also, on July 6, 2006, the Company completed a tender offer whereby it repurchased $137.6 million principal amount of 4.5% notes at a purchase price of $965 for each $1,000 principal amount, plus accrued interest of $86,000. The $4.8 million gain on the July repurchase of the 4.5% notes was reported as other, nonoperating income in the third quarter of 2006. Upon repurchase of the 4.5% notes in July, deferred offering costs of $1.2 million were written off and included in interest expense in the third-quarter 2006 consolidated statements of operations.

     Interest on the 4.5% notes is payable January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $1.4 million as of September 30, 2006 and $8.9 million as of December 31, 2005. Interest on the 4% notes is payable on June 1 and December 1 of each year, commencing on December 1, 2006. As of September 30, 2006, accrued interest on the 4% notes amounted to $3.8 million.

     The Company incurred $7.7 million of costs in connection with the issuance of the 4% notes including legal, accounting and underwriting fees. These costs have been capitalized as a component of other assets and will be amortized over the approximately 84 month term of the 4% notes.

          The Company evaluated the accounting for the conversion feature in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the 4% Convertible Notes and determined that the conversion feature should be classified as equity, and therefore it does not need to be accounted for separately from the Convertible Notes. The Company updates its analysis of the accounting for the conversion feature on a quarterly basis and more frequently if circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.

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

     As of September 30, 2006, the Company has reserved shares of its common stock for the purposes detailed below (in thousands):

Non-Qualified and Incentive Stock Plans	12,519
Shares issuable upon conversion of 4.5% Notes due 2008	1,728
Shares issuable upon conversion of 4% Notes due 2013	28,796

43,043

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11)   Cash Flow Information

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. For each of the nine-month periods ended September 30, 2006 and 2005, there were payments of interest of $17.2 million and $18.0 million, respectively. Income tax payments for the nine months ended September 30, 2006 and 2005, were $101,000 and $307,000, respectively.

(12)   Income Taxes

     During the three months and nine months ended September 30, 2006, the Company recorded net tax expense of approximately $127,000 and $551,000, respectively, which represents state and Canadian tax liabilities. The federal income tax provision was nominal for the three months and nine months ended September 30, 2006 based on the estimated annual effective tax rate due to the Company’s projected taxable income and its ability to utilize its net operating loss carry forwards. As of September 30, 2006, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

     During the quarter ended June 30, 2005, the Company concluded that it was more likely than not that it would not realize the tax benefits from its accumulated state and federal net operating loss carryforwards and research and development tax credit carryforwards and established a valuation allowance for all such deferred tax assets. Accordingly, the Company recorded a non-cash charge of $78.5 million for the six months ended June 30, 2005, inclusive of a full reserve against existing deferred tax assets at June 30, 2005 of $68.2 million and a charge for a deferred tax liability of $10.6 million associated with then existing goodwill. During the three months ended September 30, 2005, the Company recognized tax expense of $1.1 million relating to the deferred tax liability recorded for goodwill. The goodwill and associated deferred tax liability were written off as of December 31, 2005.

(13)   Derivative Instruments

     During the quarter ended September 30, 2005, the Company sold the remaining 375,000 shares of NPS Pharmaceuticals, Inc. (NPS) common stock it held. Also, during the three months ended September 30, 2005, the remaining 375,000 shares of the related Zero Cost Protective Collar (Collar) instrument matured resulting in a realized loss of $3.5 million recorded in other, net. The Company received cash proceeds from the settlement of this instrument totaling $7.5 million in the quarter ended September 30, 2005. During the nine months ended September 30, 2005, the Company sold 1.1 million shares of NPS common stock it held and 1.1 million shares of the Collar instrument matured. The Company recorded as a component of other, net, an unrealized loss of $160,000, representing the change in fair value of the Collar and a realized loss of $8.8 million related to the collar maturation. The Company received cash proceeds from the settlement of this instrument totaling $22.5 million in the nine months ended September 30, 2005. At September 30, 2005, the Company no longer held any shares of NPS common stock nor did it hold any portion of the Collar.

(14)    Related Party Transactions

     Two of the Company’s executive officers received relocation benefits in connection with their joining the Company whereby the residences from which they were moving were purchased at independently determined appraisal values. During the nine months ended September 30, 2006, both properties have been sold resulting in an aggregate net loss to the Company of $268,000. At December 31, 2005, there was a balance of $736,772 in other current assets carried in the condensed consolidated balance sheet representing these temporary holdings.

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

     In September 2006, the Staff of the SEC provided guidance on the need to consider the effects of prior year misstatements in quantifying the materiality of current year misstatements – Staff Accounting Bulletin No. 108 (SAB 108). According to SAB 108, a registrant must consider both the current year effect of an accounting error as well as the earnings effect of adjusting the balance sheet for related previous errors that might individually have been immaterial but that would be material to the current year’s earnings if corrected on a catch-up basis. SAB 108 permits adjustment for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 further requires the adjustment of any prior quarterly financial statements within the year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require reports previously filed with the SEC to be amended. SAB 108 is effective for annual financial statements covering fiscal years ending after November 15, 2006 for those registrants electing not to restate prior periods. The Company is in the process of evaluating SAB 108 but does not believe it will have a material effect on its consolidated financial statements or results of operations.

     The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), in September 2006. The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard which is not expected to have any effect on its financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for the Company as of the first quarter of 2008.

(16)      Significant Agreements

     Nektar Alliance

     On September 7, 2006, the Company gave notice to Nektar Therapeutics (Nektar) of its intention not to renew the provisions of its agreement with them that gives Nektar the right to sub-license a portion of the Company's PEG technology and patents to third parties. This right will terminate in January 2007 and will not affect any existing sub-licenses granted by Nektar.

     Santaris Pharma A/S Collaboration

          In July 2006, the Company entered into a license and collaboration agreement with Santaris Pharma A/S (Santaris) for up to eight RNA antagonists which the Company intends to develop. The Company obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-l alpha and Survivin gene targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by the Company, and the Company will have the right to develop and

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

commercialize those antagonists worldwide other than Europe. The Company made an initial payment of $8.0 million to Santaris in August 2006 and will be responsible for making additional payments upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.

     The $8.0 million payment to Santaris is reported as acquired in-process research and development as was the Company’s $10.0 million payment in September 2005 to NatImmune for rights to the clinical development of recombinant human Mannose-Binding Lectin for the treatment of infection.

(17)      Segment Information

     The Company operates in the following business and reportable segments:

Products - Sales of the Company’s four therapeutic, FDA-approved products: Abelcet®, Adagen®, Oncaspar® and Depocyt®.

Royalties- Licensing income from royalties received on the sale of products by third-party companies that utilize Enzon’s proprietary technology – primarily royalties on sales of PEG-INTRON® by Schering-Plough Corporation.

Contract Manufacturing-Contract manufacture of products for other firms – primarily Abelcet for export and MYOCET, each for Zeneus Pharma Ltd, a wholly owned subsidiary of Cephalon, Inc., and the injectable multivitamin, MVI, for Mayne Pharma U.S.A. Inc.

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

     The following table presents segment revenues and profitability information for the three-month and nine-month periods ended September 30, 2006 and 2005 (in thousands):

Three months ended September 30,

Segment		Products	Royalties	Contract Manufacturing	Corporate(1)	Consolidated

Revenues	2006	$25,295	$18,705	$1,856	$—	$45,856
	2005	$25,176	$15,478	$3,393	$—	$44,047

Profit (Loss)	2006	$8,520	$18,705	$(1,025)	$(23,835)	$2,365
	2005	$5,841	$15,478	$638	$(26,611)	$(4,654)

Nine months ended September 30,

Segment		Products	Royalties	Contract Manufacturing	Corporate(1)	Consolidated

Revenues	2006	$74,107	$53,889	$10,193	$—	$138,189
	2005	$69,879	$45,987	$11,061	$—	$126,927

Profit (Loss)	2006	$23,886	$53,889	$1,690	$(43,981)	$35,484
	2005	$7,531	$45,987	$2,993	$(71,344)	$(14,833)

(1)      Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, exploratory and preclinical research and development expenses, and treasury activities.

Back to Contents

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     Following is a reconciliation of segment profit to consolidated income (loss) before income tax provision (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Segment profit	$26,200	$21,957	$79,465	$56,511
Unallocated operating expense	(25,567)	(20,238)	(57,328)	(52,856)

Operating income (loss)	633	1,719	22,137	3,655
Other corporate income and (expense)	1,732	(6,373)	13,347	(18,488)

Income (loss) before income tax provision	$2,365	$(4,654)	$35,484	$(14,833)

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

Back to Contents

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a biopharmaceutical company dedicated to the development and commercialization of therapeutics to treat patients with cancer and adjacent diseases. We operate in three business segments: Products, Royalties and Contract Manufacturing. Our specialized sales force markets Abelcet, Oncaspar, Adagen, and Depocyt in the United States. In addition, we also receive royalties on sales of PEG-INTRON, marketed by Schering-Plough Corporation, and MACUGEN®, marketed by OSI Pharmaceuticals and Pfizer Inc. Our product-driven strategy includes an extensive drug development program that leverages our proprietary technologies, including a Customized Linker TechnologyTM PEGylation platform that utilizes customized linkers designed to release compounds at a controlled rate. We complement our internal research and development efforts with strategic initiatives, such as partnerships designed to broaden our revenue base or provide access to promising new technologies or product development opportunities. We also engage in contract manufacturing opportunities with third parties to improve our efficiency. Presently, we manufacture three injectable pharmaceutical products for our partners.

Results of Operations

     Total revenues for the Company rose $1.8 million or 4% for the three months ended September 30, from $44.0 million in 2005 to $45.9 million in 2006. For the nine-month periods ended September 30, revenues rose 9% or $11.3 million from $126.9 million to $138.2 million.

     Income (loss) before income tax provision improved from a loss of $4.6 million for the three months ended September 30, 2005 to income of $2.4 million in the current period. For the nine month periods, the improvement at the pretax level was from a loss of $14.8 million in 2005 to income of $35.5 million in the current period.

     Further discussion of these revenue and profitability fluctuations is contained in the segment analyses that follow.

     Following is a reconciliation of segment profitability to consolidated income (loss) before income tax (millions of dollars). The percentage changes below and throughout Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section:

	Three Months Ended			Nine Months Ended

	September 2006	% Change	September 2005	September 2006	% Change	September 2005

Products Segment profit	$8.6	46	$5.9	$23.9	217	$7.6
Royalty Segment profit	18.7	21	15.4	53.9	17	45.9
Contract Manufacturing
Segment (loss) profit	(1.1)	n.m.	.6	1.7	(44)	3.0
Corporate and other expenses*	(23.8)	(10)	(26.5)	(44.0)	(38)	(71.3)

Income (loss) before income tax provision	$2.4	n.m.	$(4.6)	$35.5	n.m.	$(14.8)

*	The Company does not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, exploratory and preclinical research expenses, depreciation, interest income, interest expense and income taxes.
n.m. – not meaningful

Back to Contents

Products Segment

     Segment profitability (millions of dollars):

	Three Months Ended			Nine Months Ended

	September 2006	% Change	September 2005	September 2006	% Change	September 2005

Revenues	$25.3	—	$25.2	$74.1	6	$69.9
Cost of sales	9.2	1	9.2	26.5	—	26.6
Selling & marketing	7.3	8	6.8	23.1	(10)	25.7
Amortization of intangibles	.2	(95)	3.3	.6	(94)	10.0

Segment profit	$8.6	46	$5.9	$23.9	217	$7.6

     Revenues

     Performance of individual products is provided below (millions of dollars):

	Three Months Ended			Nine Months Ended

Product	September 2006	% Change	September 2005	September 2006	% Change	September 2005

Abelcet	$9.0	(19)	$11.1	$28.8	(8)	$31.5
Adagen	6.9	16	6.0	17.9	16	15.4
Oncaspar	7.4	28	5.8	21.4	24	17.2
Depocyt	2.0	(14)	2.3	6.0	3	5.8

Totals	$25.3	—	$25.2	$74.1	6	$69.9

     Sales for the products segment for the three months ended September 30, 2006 increased slightly over the prior year to $25.3 million. For the nine months ended September 30, 2006, net product sales increased by 6% over the same period of 2005 to $74.1 million. The primary driver is double digit growth in sales of Adagen and Oncaspar, offset by declines in sales of Abelcet due to continued competition. U.S. and Canadian Abelcet net sales declined $2.1 million or 19% in the quarter ended September 30, 2006, as the result of increased competition. For the nine months ended September 30, 2006, Abelcet net sales decreased over the first nine months of the prior year by $2.7 million or 8%. We continue to anticipate increased competition for Abelcet from current and new products that entered the market this quarter.

     Adagen sales rose 16% for the quarter ended September 30, 2006 and 16% year to date as compared to the year-earlier periods due to our having renegotiated our distribution contracts. The 28% third-quarter and 24% nine-month increases in revenue for Oncaspar were mainly related to its adoption in certain protocols by hospitals and cooperative groups resulting in an increase in demand for the product. On July 25, 2006, we announced that the FDA approved Oncaspar for first line treatment for acute lymphoblastic leukemia (ALL). Depocyt net sales decreased by $0.3 million to $2.0 million in the three-month period ended September 30, 2006 and remained relatively flat for the first nine months of 2006 compared to the same prior-year periods. Skyepharma, our partner for Depocyt, submitted a post marketing study for Depocyt to the U.S. Food and Drug Administration in the second quarter of 2006 as fulfillment of their post marketing commitment. As reported at the 2006 American Society of Clinical Oncology (ASCO) annual meeting, these results demonstrate at least comparable patient benefit between Depocyt and control treatments. Intrathecal Depocyt provides patients with the added convenience of bimonthly treatment.

          Cost of sales

     In the three months ended September 30, 2006, overall cost of products sold of $9.2 million remained constant as a percentage of sales at 36.6% compared to the prior comparative period. For the nine months ended September 30, 2006, cost of products sold of $26.5 million represented an improvement as a percentage of sales from 38.1% last year to 35.8% this year. Factors contributing most heavily to the year-to-date improvement in Products segment margins were: (1) reduction in Abelcet intangibles amortization of over $0.9 million coupled with a third-quarter decrease in the chargeback accrual estimate of $0.4 million; (2) the approximately $0.7 million favorable trade-off between the Oncaspar royalty reduction and higher intangible amortization resulting from the January 1, 2006 negotiated lower royalties with Sanofi-Aventis, and (3) inventory write-offs for various products in the current year have been lower than in the prior year by approximately $1.4 million in the aggregate.

Back to Contents

          Selling and marketing expenses

          Selling and marketing expenses consist primarily of marketing, medical education, Phase IV programs to support our commercial efforts as well as salaries and benefits for our sales and marketing personnel. Selling and marketing expenses increased $0.5 million or 8% from the three months ended September 30, 2005. On a year-to-date basis, however, selling and marketing expenses declined 10% or $2.6 million from the nine months ended September 30, 2005. The decrease was primarily due to a more targeted marketing spend in 2006.

          Amortization of acquired intangible assets

     Amortization expense was $0.2 million for the three months ended September 30, 2006, as compared to $3.3 million for the three months ended September 30, 2005. Amortization expense was $0.6 million for the nine months ended September 30, 2006, as compared to $10.0 million for the nine months ended September 30, 2005. Amortization expense was lower in each comparative period due to the fourth quarter 2005 impairment of Abelcet-related intangible assets. Amortization of intangible assets has been provided over their remaining estimated lives ranging from 1-14 years on a straight-line basis.

Royalties Segment

(millions of dollars)

	Three Months Ended			Nine Months Ended

	September 2006	% Change	September 2005	September 2006	% Change	September 2005

Royalty revenue	$18.7	21	$15.4	$53.9	17	$45.9

     Total royalties for the three months ended September 30, 2006 of $18.7 million were 21% higher than the $15.4 million during the comparable three-month period ended September 30, 2005. Total royalties for the nine months ended September 30, 2006 increased 17% to $53.9 million as compared to the comparable nine-month period ended September 30, 2005. The improvement in total royalties over the prior year periods was due to the continued growth in sales of PEG-INTRON by Schering-Plough, particularly in Japan. The majority of royalties is comprised of royalty revenue we receive on sales of PEG-INTRON, but also includes other royalty revenue, certain license revenues and contract revenues related to the application of our technology to other firms’ products. MACUGEN, sold by OSI Pharmaceuticals and Pfizer, Inc. has experienced competition in the U.S. this quarter. Also, Schering-Plough has recently indicated that they anticipate a decline in sales of PEG-INTRON in Japan as new patient enrollment moderates and competition increases.

     Costs and expenses

     Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

Contract Manufacturing Segment

(millions of dollars)

	Three Months Ended			Nine Months Ended

Product	September 2006	% Change	September 2005	September 2006	% Change	September 2005

Revenues	$1.9	(45)	$3.4	$10.2	(8)	$11.1
Cost of sales	3.0	5	2.8	8.5	5	8.1

Segment (loss) profit	$(1.1)	n.m.	$.6	$1.7	(44)	$3.0

n.m. – not meaningful

Back to Contents

     Revenues

     Contract manufacturing revenues tend to fluctuate from period to period due to timing of raw materials supplied by customers, timing of inventory production and timing of shipments.

     Contract manufacturing revenue for the three-month and nine-month periods ended September 30, 2006 was $1.9 million and $10.2 million, respectively. This compares to $3.4 million and $11.1 million for the comparable periods of 2005. The decrease in contract manufacturing revenue was primarily attributable to the resolution, during the quarter, of an annual revenue reconciliation related to two contracts that resulted in a reduction of revenue of $1.2 million. The timing of production of another product Enzon manufactures also resulted in lower revenues during the quarter. In the first half of 2006, we renegotiated pricing with another of our customers resulting in recognition of an additional $0.9 million of revenue. On a year-to-date basis, contract manufacturing revenue declined $0.9 million or 8%.

     Cost of sales

     Cost of sales for contract manufacturing fluctuates significantly from period to period because of the nature of the business, the timing of production lots and the resultant levels of cost absorption. Further complicating analysis in the three months ended September 30, 2006 was the above-mentioned revenue reconciliation adjustment which lowered revenues with no corresponding reduction in cost of sales. Cost of sales for the nine months ended September 30, 2006, after adjusting for the third-quarter revenue item, was approximately 75% of sales compared to approximately 73% a year earlier.

Non-U.S. Revenues

     During the three months ended September 30, 2006, we had export sales and royalties on export sales of $16.7 million, of which $9.2 million were in Europe. This compares to $14.8 million of export sales in the comparable three-month period of 2005, of which $8.4 million were in Europe.

     We had export sales and royalties on export sales of $48.6 million and $44.6 million, of which $27.3 million and $27.9 million were in Europe, for the nine months ended September 30, 2006 and 2005, respectively.

Corporate and Other Expenses

(millions of dollars)

	Three Months Ended			Nine Months Ended

	September 2006	% Change	September 2005	September 2006	% Change	September 2005

Research and development	$10.6	99	$5.3	$27.1	15	$23.5

General and administrative	7.0	42	4.9	22.3	29	17.2

Acquired in-process research and development	8.0	(20)	10.0	8.0	(20)	10.0

Restructuring charge	—	—	—	—	n.m.	2.1

Other (income) expense:
Investment income	(2.8)	73	(1.6)	(21.7)	411	(4.2)
Interest expense	5.9	20	5.0	17.4	17	14.9
Other, net	(4.9)	n.m.	2.9	(9.1)	n.m.	7.8

	(1.8)	n.m.	6.3	(13.4)	n.m.	18.5

Total Corporate and Other Expenses	$23.8	(10)	$26.5	$44.0	(38)	$71.3

n.m. – not meaningful

     Research and Development.

     For the three months ended September 30, 2006, research and development expenses increased by $5.3 million to $10.6 million as compared to the three months ended September 30, 2005. The increase was primarily due to new programs such as recombinant human Mannose-Binding Lectin (rhMBL) in 2006, as compared to research and development restructuring that occurred in the second quarter of 2005.

Back to Contents

     For the nine months ended September 30, 2006, research and development expenses increased by $3.6 million to $27.1 million as compared to the nine months ended September 30, 2005. The prior-year total of $23.5 million included a $5.0 million payment to Inex Pharmaceuticals Corporation related to the termination of our partnership for the development and commercialization of MARQIBO. Accordingly, excluding the above payment of $5.0 million to Inex, the year-over-year increase in research and development spending was approximately $8.6 million primarily due to the new spending on portfolio programs in the second and third quarters of 2006 as discussed above.

     As previously disclosed, the Company’s clinical trial activities were expected to increase during the latter half of 2006, due to anticipated enrollment this summer in a study related to the use of Oncaspar in the treatment of certain cancers as well as ongoing development work on rhMBL and the recently announced strategic collaboration with Santaris Pharma A/S to develop and commercialize a series of innovative RNA antagonists based on Santaris’ LNA® technology.

     General and administrative.

     General and administrative expenses for the three months ended September 30, 2006, rose to $7.0 million from $4.9 million for the three months ended September 30, 2005. For the nine-month period, general and administrative expenses rose $5.1 million to $22.3 million. Both periods were heavily affected by costs associated with the refinancing of debt and other legal fees. The nine-month period also reflects the increase in salaries due to the recognition beginning July 1, 2005 of compensation expense for stock options as a result of our adoption of SFAS 123R. The change in our distributor resulted in a comparative increase in our accounting fees in the three-month period whereas, on a year-to-date basis, accounting fees are down compared to the prior year.

     Acquired In-Process Research and Development.

     In August 2006, we paid Santaris Pharma A/S $8.0 million for worldwide rights to develop and commercialize certain RNA antagonists. In September 2005, we paid $10.0 million to NatImmune for the rights to clinical development of recombinant human Mannose-Binding Lectin. As both technologies are in the development stage, their costs were charged to operations.

     Other income (expense).

     Other income (expense) for the three months ended September 30, 2006 was income of $1.8 million, as compared to expense of $6.3 million for the three months ended September 30, 2005. For the nine-month periods, other income (expense) was income of $13.4 million in 2006 versus expense of $18.5 million in 2005. Other income (expense) includes: net investment income, interest expense and other expense.

     Net investment income increased by $1.2 million to $2.8 million for the three months ended September 30, 2006 compared to $1.6 million for the three months ended September 30, 2005. The improvement was attributable to approximately 2 percentage points higher interest rates on our investments this year over the comparable third-quarter of 2005. Net investment income increased by $17.5 million to $21.7 million for the nine months ended September 30, 2006 compared to $4.2 million for the nine months ended September 30, 2005. The nine months’ increase was principally due to the sale in January and February 2006 of our remaining 1,023,302 shares of Nektar Therapeutics, Inc. common stock which resulted in a net gain of $13.8 million and cash proceeds of $20.2 million. In addition, the higher interest rates cited above also had a favorable effect on the nine-month period comparisons. We also had approximately $140.0 million of increased short-term investments that generated additional investment income for more than a month between the receipt of the proceeds of the new 4% debt issuance and the closing of the July tender offer for the repurchase of the 4.5% notes.

     Interest expense was, respectively, $5.9 million and $17.4 million for the three-month and nine-month periods ended September 30, 2006 and $5.0 million and $14.9 million for the three-month and nine-month periods ended September 30, 2005. Our repurchases of 4.5% notes in May and July 2006 in the aggregate amount of $271.4 million resulted in the write-off of $1.2 million of deferred offering costs in the third quarter and $2.5 million year to date. These write-off amounts were charged to interest expense and represent the most significant cause of the year-to-year increases. The favorable effect on interest expense from the May 2006 repurchase of 4.5% notes payable of $133.7 million principal amount and the July 2006 repurchase of an additional $137.6 million principal amount was largely offset by the May 2006 issuance of $275.0 million of 4% notes.

Back to Contents

     Other, net was income of $4.9 million for the three months ended September 30, 2006, as compared to an expense of $2.9 million for the three months ended September 30, 2005. The improvement resulted primarily from the July 2006 debt refinancing which included a $4.8 million gain on the repurchase of the 4.5% notes. For the nine months ended September 30, 2006, other, net was income of $9.1 million versus an expense of $7.8 million for the nine months ended September 30, 2005. The 2006 year-to-date gain resulted from the combined repurchases of $271.4 million 4.5% notes in May and July 2006 for a cash outlay of $262.2 million or a gain of $9.2 million. The 2005 expense related primarily to costs associated with our holding of NPS Pharmaceuticals, Inc. (NPS) common stock and a related hedging instrument. We recognized a realized loss of $3.5 million on the maturation of the final portion of the hedging instrument during the three months ended September 30, 2005. For the nine months ended September 30, 2005 we recognized a realized loss of $8.8 million on the maturation of the hedging instrument and sale of the underlying shares partially offset by an unrealized gain of $160,000 on the instrument.

Income taxes

     During the three months and nine months ended September 30, 2006, we recorded a net tax expense of approximately $127,000 and $551,000, respectively, which represents state and Canadian tax liabilities. The federal income tax provision was nominal for the three months and nine months ended September 30, 2006 based on the estimated annual effective tax rate due to our projected taxable income and the ability to utilize our federal net operating loss carryforwards. During the quarter ended June 30, 2005, we recorded non-cash charges of $79.6 million, principally representing a full reserve against deferred tax assets of $68.2 million at June 30, 2005 and establishment of a deferred tax liability of $10.6 million associated with goodwill.

Liquidity and Capital Resources

     Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $240.4 million as of September 30, 2006, as compared to $226.6 million as of December 31, 2005. Significant items contributing to the increase are: operating cash flows for the nine-month period ended September 30, 2006, cash proceeds from the sale of Nektar common stock we owned and the cash inflow from issuance of debt during the period net of note repurchases. Offsetting these cash inflows was the January payment to Sanofi-Aventis of $35.0 million relating to a reduction of the Oncaspar royalty rate. These items are discussed at greater length below.

     Cash provided by operating activities amounted to $29.6 million for the nine months ended September 30, 2006 compared to $1.9 million in the year earlier period. This favorable change is largely attributable to changes in balance sheet operating accounts. In the current year, fluctuations were moderate and tended to offset one another resulting in no significant net cash flow impact. For example, a combined $6.0 million increase in inventories and a decrease in accrued interest in the first nine months of 2006 were effectively offset by a corresponding decrease in accounts receivable and increases in accrued expenses. In the prior-year nine-month period that did not occur. Accounts receivable, inventories, accounts payable, and other assets and liabilities all constituted uses of cash in 2005 aggregating to approximately $30.0 million.

     Cash used in investing activities rose $48.5 million from $44.0 million to $92.5 million. This was due primarily to the January 2006 $35.0 million payment to Sanofi-Aventis for an Oncaspar intangible asset coupled with increases in investments in marketable securities of $6.6 million and property and equipment of $4.0 million.

     In May 2006, we issued $275.0 million of 4% senior unsecured notes maturing on June 1, 2013. The net proceeds of this debt offering were $267.3 million. Costs associated with the offering amounted to $7.7 million and have been capitalized as a component of other assets and will be amortized over the approximately 84 month term of the 4% notes. Concurrent with the May 2006 issuance of the 4% notes, we used a portion of the proceeds to repurchase $133.8 million of principal amount of 4.5% notes outstanding at a purchase price of $129.4 million. Subsequently, in July 2006, we completed a tender offer whereby we repurchased $137.6 million principal amount of 4.5% notes for a cash outlay of $132.8 million. In summary, we used $262.2 million of the proceeds from the issuance of our new convertible 4% debt due in 2013 to extinguish $271.4 million principal amount of 4.5% debt that would otherwise have been due in 2008.

     As of September 30, 2006, we had $397.6 million of convertible notes payable: the 4.5% notes in the principal amount of $122.6 million maturing on July 1, 2008 and the $275.0 million of 4% convertible senior notes issued during the second quarter of 2006, maturing on June 1, 2013. Interest is payable on January 1 and July 1 of each year on the 4.5% notes and on June 1 and December 1 of each year on the 4% notes. During the nine-month periods ended September 30, 2006 and September 30, 2005, there were payments of interest of $17.2 million and $18.0 million, respectively. Accrued interest on the aggregate amount of the notes outstanding was $5.2 million as of September 30, 2006 and $8.9 million as of December 31, 2005. See Contractual Obligations below for descriptions of the two note issues.

Back to Contents

     Our current sources of liquidity are our cash reserves, interest earned on such cash reserves, short-term investments, marketable securities, and cash flows from operations. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our debt service, capital and operational requirements for the near future. We invest only in U.S. government and government sponsored enterprise securities and investment-grade corporate debt securities and auction rate securities.

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

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2006, we were not involved in any SPE transactions.

Significant Agreement

     On September 7, 2006, we gave notice to Nektar Therapeutics (Nektar) of our intention not to renew the provisions of our agreement with them that gives Nektar the right to sub-license a portion of our PEG technology and patents to third parties. This right will terminate in January 2007 and will not affect any existing sub-licenses granted by Nektar.

Contractual Obligations

     Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.

     On October 1, 2006, we entered into the Third Amendment to Lease Agreement with Route 206 Associates (the Landlord) (the Third Amendment), for the leased premises at 685 Route 202/206 Bridgewater, New Jersey, our executive offices. The Third Amendment, together with the Lease Agreement dated March 27, 2002, the First Amendment to Lease dated November 11, 2002 and the Second Amendment to Lease dated July 22, 2005 are collectively referred to as the “Lease.”

     Pursuant to the Third Amendment, the parties agreed to increase the floor space of the leased premises by 18,778 square feet to a total of 50,624 square feet, and to extend the initial term of the Lease through January 31, 2018. The basic annual rent for the leased premises for the remainder of the term shall be $1.4 million through January 31, 2015 and $1.5 million through January 31, 2018. The Third Amendment deleted all prior options to renew the Lease and granted us one option to renew the Lease for a period of five years at the market rental rate (as defined in the Lease). In addition, the Third Amendment deleted all prior rights of first offer and granted us a right of first offer, on the terms set forth in the Third Amendment, with respect to any space in the building containing the lease premises should any such space become available.

     In July 2006, we entered into a license and collaboration agreement with Santaris Pharma A/S (Santaris) for up to eight RNA antagonists. We obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-l alpha and Survivin gene targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by us, and we will have the right to develop and commercialize those antagonists worldwide, other than Europe. We made an initial payment of $8.0 million to Santaris in August 2006 and will be responsible for making additional payments upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.

Back to Contents

     During the quarter ended June 30, 2006, we issued $275.0 million of 4% notes that mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to our other senior unsecured debt and all future senior unsecured debt. The 4% notes may be converted at the option of the holders into our common stock at an initial conversion price of $9.55 per share.

     At any time on or after June 1, 2009, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, we, at our option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a "fundamental change", as defined in the indenture governing the notes, holders of the notes may require us to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in the transaction constituting the fundamental change.

     In connection with our second-quarter 2006 issuance of $275.0 million of the 4% senior convertible notes, we entered into a registration rights agreement whereby we agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to permit the public resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and is expected to be declared effective by the SEC shortly after the date hereof. Failure to have the shelf registration statement declared effective on a timely basis or to maintain the effectiveness of the shelf registration would result in additional interest being payable on the notes until the registration becomes effective.

     Concurrent with the May 2006 issuance of the 4% notes, a portion of the proceeds were used to repurchase $133.8 million of principal amount of 4.5% notes outstanding at a purchase price of $129.4 million plus accrued interest of $2.4 million. On July 6, 2006, we completed a tender offer whereby we repurchased $137.6 million principal amount of 4.5% notes at a purchase price of $965 for each $1,000 principal amount, plus accrued interest. As of September 30, 2006, $122.6 million principal amount of the 4.5% notes remain outstanding.

     The 4.5% notes mature on July 1, 2008, unless earlier redeemed, repurchased or converted and are convertible, at the option of the holders, into common stock of the Company at a conversion price of $70.98. The 4.5% notes are subordinated to all existing and future senior indebtedness. Upon occurrence of a “fundamental change”, as defined in the indenture governing the 4.5% notes, holders of the 4.5% notes may require us to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest.

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

     Other than as described in the preceding paragraphs, since December 31, 2005, there have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations in our Transition Report on Form 10-K for the six months ended December 31, 2005.

Back to Contents

Critical Accounting Policies and Estimates

     A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of September 30, 2006 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

     Effective January 1, 2006, we changed our third-party distributor for three of our four products—Abelcet, Oncaspar and Depocyt. For Abelcet, our new third-party distributor ships product to the same wholesalers as prior to the change. We continue to recognize revenues for Abelcet at the time of sale to the wholesaler. The distribution process for Oncaspar and Depocyt has changed. Sales are recorded when Oncaspar and Depocyt are shipped by our new third-party distributor directly to the end-user. We previously sold the products to a specialty distributor and recorded sales at that time. Adagen distribution remains unchanged and it continues to be sold directly to a specialty distributor. We continue to recognize revenue for Adagen upon sale to the specialty distributor.

     In addition to the new distributor handling the indicated products on our behalf, it also maintains the related accounts receivable system for us and records sales, cash receipts and certain adjustments. We provide chargeback payments to wholesalers based on their sales to members of buying groups at prices determined under a contract between us and the member. Administrative fees are paid to buying groups based on the total amount of purchases by their members. We estimate the amount of the chargeback that will be paid using (a) distribution channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel and (b) historical trends, adjusted for current changes. The settlement of the chargebacks generally occurs within three months after the sale to the wholesaler. We regularly analyze the historical chargeback trends and make adjustments to recorded reserves for changes in trends. In September 2006, as a result of improved and more timely inventory data flows from wholesalers, we decreased our chargeback accrual estimate by $0.4 million which had a favorable effect on operating income for the period.

     In addition, state agencies that administer various programs, such as the U.S. Medicaid programs, receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. In determining the appropriate accrual amount, we use (a) distribution channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel, (b) our historical rebate and administrative fee payments by product as a percentage of our historical sales and (c) any significant changes in sales trends. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the lag time between the sale of the product and payment of a rebate, which can range up to nine months, and the level of reimbursement by state agencies.

Back to Contents

      The following is a summary of reductions of gross sales accrued as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005

Accounts Receivable Reductions
Chargebacks	$3,508	$3,717
Cash Discounts	146	202
Other (including returns)	1,630	1,304

Total	$5,284	$5,223

Accrued Liabilities
Medicaid Rebates	$1,658	$1,832
Administrative Fees	238	286

Total	$1,896	$2,118

     Royalties under our license agreements with third parties are recognized when reasonably estimable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds and product returns and collection is reasonably assured. Beginning with the quarter ended December 31, 2005, notification from the third party licensee of the royalties earned under the license agreement became the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur. Other fees and royalties received from third parties using our technology are recorded as the earnings process is completed. Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events and when the milestone has substance. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

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

Long-Lived Assets

     Long-lived assets, including amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This testing is performed when an impairment indicator is present. An impairment indicator is one or more events or circumstances that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.

     SFAS No. 144 testing for the recoverability of long-lived assets and amortizable intangible assets is performed initially by comparing the carrying amount of the asset or asset group to the future undiscounted net cash flows to be generated by the asset or asset group. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the assets must be estimated and we would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts that are based on management’s best estimates and judgment. Actual results may differ from these estimates.

Back to Contents

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

     In September 2006, the Staff of the SEC provided guidance on the need to consider the effects of prior year misstatements in quantifying the materiality of current year misstatements – Staff Accounting Bulletin No. 108 (SAB 108). According to SAB 108, a registrant must consider both the current year effect of an accounting error as well as the earnings effect of adjusting the balance sheet for related previous errors that might individually have been immaterial but that would be material to the current year’s earnings if corrected on a catch-up basis. SAB 108 permits adjustment for the cumulative effect of errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 requires the adjustment of any prior quarterly financial statements within the year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require reports previously filed with the SEC to be amended. SAB 108 is effective for annual financial statements covering fiscal years ending after November 15, 2006 for those registrants electing not to restate prior periods. We are in the process of evaluating SAB 108 but do not believe it will have a material effect on our consolidated financial statements or results of operations.

     The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157), in September 2006. The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard which is not expected to have any effect on its financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for the Company as of the first quarter of 2008.

Back to Contents

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

     A more detailed discussion of these and other factors that could affect our results is contained in our filings with the SEC, including our Transition Report on Form 10-K for the six-month period ended December 31, 2005 and our quarterly report on Form 10-Q for the period ended June 30, 2006. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and Enzon does not intend to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

     Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at September 30, 2006 the vast majority of our holdings were in instruments maturing in two years or less with the exception of certain auction rate securities and mutual fund investments relating to our executive deferred compensation plan, that had maturity dates through 2032.

Back to Contents

     The table below presents the principal amounts and related weighted average interest rates by year of maturity (as of September 30 each year) for our investment portfolio as of September 30, 2006 (in thousands):

	2007	2008	2009	2010 & thereafter	Total	Fair Value

Fixed Rate	$90,362	$25,552	$2,600	$102	$118,616	$118,285
Average Interest Rate	4.93%	3.89%	4.92%	5.25%	4.71%
Variable Rate	60,639	6,500	—	35,928	103,067	102,793
Average Interest Rate	3.41%	3.48%	—	5.05%	3.99%

	$151,001	$32,052	$2,600	$36,030	$221,683	$221,078

     As of September 30, 2006, our 4.5% convertible subordinated notes in the principal amount of $122.6 million due July 1, 2008 and our 4% convertible senior notes in principal amount of $275.0 million due June 1, 2013, have fixed interest rates. The fair value of the 4.5% notes was approximately $117.4 million and $356.1 million (on a principal amount of $394.0 million) at September 30, 2006 and December 31, 2005, respectively. The fair value of the 4% notes was approximately $284.8 million at September 30, 2006. The fair value of fixed interest rate convertible notes is affected by changes in interest rates and by changes in the price of our common stock.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

     Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of September 30, 2006. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls

     There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Back to Contents

PART II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

3(i)	Amended and Restated Certificate of Incorporation (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 19, 2006 and incorporated herein by reference thereto.)
3(ii)	Amended and Restated By-laws (Previously filed as an exhibit to the Company’s Form 10-Q filed August 3, 2006 and incorporated herein by reference thereto.)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent (Previously filed as an exhibit to the Company’s Form 8-A12G (File No. 000-12957) filed with the Commission on May 22, 2002 and incorporated herein by reference thereto.)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent (Previously filed as an exhibit to the Company’s Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003 and incorporated herein by reference thereto.)
4.3	Indenture, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006 and incorporated herein by reference thereto.)
10.1	Executive Deferred Compensation Plan (2006 Restatement) (Previously filed as an exhibit to the Company’s Form 10-Q filed August 3, 2006 and incorporated herein by reference thereto.)
10.2	Registration Rights Agreement, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Goldman, Sachs & Co. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 25, 2006 and incorporated herein by reference thereto.)
10.3	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc. (Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed May 19, 2006 and incorporated herein by reference thereto.)
10.4	First Amendment of Lease – 685 Route 202/206, Bridgewater, New Jersey	*
10.5	Second Amendment to Lease – 685 Route 202/206, Bridgewater, New Jersey	*
10.6	Third Amendment to Lease – 685 Route 202/206, Bridgewater, New Jersey	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
* Filed herewith.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: November 2, 2006	By:	/s/Jeffrey H. Buchalter
Jeffrey H. Buchalter President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2006	By:	/s/ Craig A. Tooman
Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)