Form 10-K
period 2006-12-31
ENZON PHARMACEUTICALS INC
filed 2007-03-02
CIK 727510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-12957

Delaware	22-2372868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

685 Route 202/206, Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(908) 541-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value;	NASDAQ Global Market
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $328,096,000 as of June 30, 2006, based upon the closing sale price on the $7.54 reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such shares may be deemed to be affiliate shares. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,043,833 shares of the registrant’s common stock issued and outstanding as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 16, 2007 to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

ENZON PHARMACEUTICALS, INC.

2006 Form 10-K Annual Report

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	38
Item 2.	Properties	38
Item 3.	Legal Proceedings	39
Item 4.	Submission of Matters to a Vote of Security Holders	39

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	64

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence	64
Item 14.	Principal Accountant Fees and Services	64

PART IV
Item 15.	Exhibits, Financial Statement Schedules	64
EX-12.1: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21.1: SUBSIDIARIES
EX-23.0: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Abelcet®, Adagen®, Oncaspar®, and SCA® are our registered trademarks. Other trademarks and trade names used in this Transition Report are the property of their respective owners.

This Annual Report contains forward-looking statements, which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should”, “potential” or “anticipates” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Item 1A. Risk Factors constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. All information in this Annual Report on Form 10-K is as of March 2, 2007, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

We maintain a website at www.enzon.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Enzon and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 908-541-8777, through an e-mail request to investor@enzon.com, through the SEC’s website by clicking the SEC Filings link from the Investors’ Info page on our website at www.enzon.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I

ITEM 1.	BUSINESS

GENERAL

We are a biopharmaceutical company dedicated to the development and commercialization of therapeutics to treat patients with cancer and adjacent diseases. Our hospital and oncology sales forces market Oncaspar®, DepoCyt®, Abelcet® and Adagen® in the United States. In addition, we receive royalties on sales of PEG-INTRON®, marketed by Schering-Plough Corporation, and Macugen®, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. Our product-driven strategy includes an extensive drug development program that leverages our proprietary technologies, including a Customized Linker Technologytm PEGylation platform that utilizes customized linkers designed to release compounds at a controlled rate. We complement our internal research and development efforts with strategic initiatives, such as partnerships designed to broaden our revenue base or provide access to promising new technologies or product development opportunities. We also engage in contract manufacturing opportunities with third parties to improve our efficiency.

STRATEGY

In 2005, we developed a comprehensive long-term strategic plan designed to strengthen our business, build long-term value, and attain our goal of becoming a premier, novel, and fully-integrated biopharmaceutical company with a focus in cancer and adjacent diseases. To this end, we are executing a strategy that focuses on the following three phases of corporate priorities for the next several years: (i) investing in our extensive infrastructure that spans research, development, manufacturing, and sales and marketing, (ii) improving our organizational efficiencies and (iii) becoming a recognized leader in oncology and adjacent therapeutic areas.

Our strategy revolves around the following key imperatives:

Investing to maximize the potential of our marketed products.  We are placing a significant effort behind improving our top line performance. We are investing in our marketed brands to optimize and broaden their commercial potential. These initiatives include effective market research, life cycle management plans, post-marketing clinical programs, and other new programs to differentiate and extend the utility of our products.

Focusing on innovation.  We are cultivating a renewed organizational commitment to innovation by (i) investing in our technological base, (ii) growing our intellectual property estate, and (iii) building a novel research and development pipeline of projects that are strategically focused with promising pathways to regulatory approval. We are committed to making targeted, disciplined investments in areas where we believe we can make a unique contribution and achieve differentiation. For instance, we have extensive know-how and a demonstrated track record in PEGylation, including our Customized Linker Technologytm platform. PEG is a proven means of enabling or enhancing the performance of pharmaceuticals with delivery limitations. We are committed to further evolving the potential of this technology and bringing new PEG product development opportunities forward, both through proprietary and externally-sourced programs.

Maximizing the return on our asset base.  We are focused on leveraging our internal resources and infrastructure as a means of broadening our revenue base, improving our operational efficiencies, and generating value. Over the past two years, we have added personnel with significant experience and talent throughout our business and strengthened our cross-functional infrastructure. Our management team has extensive experience in the pharmaceutical industry, particularly in the development and commercialization of oncology products. In addition, we will seek to increase our co-development and contract manufacturing by leveraging our PEGylation technology platform that has broad clinical utility in a wide array of therapeutic areas and our manufacturing facility that has the capability of formulating complex injectable pharmaceutical products.

Maintaining a high-performance, value-focused corporate culture.  We recognize that the successful execution of our long-term plan begins with ensuring that our employees understand the stated goals of the organization and are held accountable for making meaningful contributions to our corporate results. We are cultivating a performance-driven culture, focused on delivering on our promises. We have also placed an increased emphasis on measuring and rewarding performance throughout the organization.

During 2006, we put a number of key initiatives in place to advance these priorities, including:

•	To further our goal of establishing a successful franchise of cancer therapeutics, we are designing a number of new programs to optimize the value of our currently marketed cancer products, Oncaspar and DepoCyt. Several recent achievements for Oncaspar include: (i) the reduction of the royalty paid to Sanofi-Aventis, (ii) the expansion of the label to include first-line treatment in patients with acute lymphoblastic leukemia (ALL), and (iii) the initiation of a Phase I study in solid tumors.

•	Lifecycle management is being deployed as a critical organizational practice with plans underway for all of our marketed brands. We believe lifecycle management is an essential tool for building sustainability and maximizing value for our products. We continue to evaluate several new means of driving sustainable commercial success for our marketed products, including new therapeutic areas, modes of administration, and delivery mechanisms. Oncaspar, for example, was approved for the use in first-line treatment for patients with acute lymphoblastic leukemia (ALL), as well as intravenous (IV) administration. It is also currently being evaluated for the use in solid tumors and lymphomas. Our management has aligned all of our core functions, from research through commercialization, on maximizing the value of our products through integrated lifecycle management programs.

•	We secured the long-term availability of L-asparaginase for the manufacture of Oncaspar. We entered into a new agreement with Ovation Pharmaceuticals, Inc. for the supply of L-asparaginase. The previous supply agreement expired on December 31, 2006. Under the new agreement, Ovation has agreed to supply a sufficient quantity of L-asparaginase material through 2009. In addition, we are required to make an upfront payment for a non-exclusive license to the cell line that is owned by Ovation and from which the L-asparaginase material is currently sourced. We have committed to effectuate a technology transfer of the cell line and manufacturing to our own supplier by December 31, 2009 in order to ensure long term availability of the L-asparaginase material.

•	We continue to rebuild our research and development pipeline. In July 2006, we entered into a global collaboration with Santaris Pharma A/S to co-develop and commercialize a series of innovative RNA antagonists based on the LNA® (locked nucleic acid) technology. Under this agreement, we obtained the exclusive worldwide license, except for Europe, to two preclinical development compounds, the HIF-1 alpha antagonist and the Survivin antagonist, and six additional proprietary RNA antagonist candidates, all to be directed against novel oncology targets.

•	We continue to identify opportunities in our contract manufacturing business to (i) foster new contract manufacturing partnerships, (ii) enhance our current processes, (iii) broaden our manufacturing expertise and infrastructure, and (iv) expand the utilization of our finish and fill capabilities. During 2006, we were successful in securing an additional two manufacturing contracts.

•	We improved our financial condition. In 2006 we successfully refinanced approximately 70% of our debt position. In May and June 2006 we raised $275.0 million principal amount ($267.3 million net proceeds) in an offering of 4% convertible subordinated notes due in July 2013. Following the offering, we repurchased $271.4 million of our existing 4.5% convertible senior notes due in 2008.

PRODUCTS SEGMENT

Our Products segment includes the manufacturing, marketing and selling of pharmaceutical products for patients with cancer and other life-threatening diseases. We have developed or acquired four therapeutic products that we currently market. We market these products through our hospital and specialty U.S. sales force that calls upon specialists in oncology, hematology, infectious disease, and other critical care disciplines. Our four marketed brands are Oncaspar, DepoCyt, Abelcet, and Adagen.

1)  Oncaspar

Oncaspar is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase derived from E. coli. Oncaspar is used in conjunction with other chemotherapeutics to treat patients with ALL. We developed Oncaspar internally and received U.S. marketing approval from the U.S. Food and Drug Administration (FDA) for Oncaspar in February 1994. We licensed rights to Oncaspar for North America and most of the Asia/Pacific region to Rhone Poulenc Rorer, now part of Sanofi-Aventis. In June 2002, we licensed back those rights from Sanofi-Aventis.

L-asparaginase is an enzyme that depletes the amino acid asparagine, which certain leukemic cells are dependent upon for survival. Other companies market unmodified L-asparaginase for the treatment of ALL. The therapeutic value of unmodified L-asparaginase is limited by its short half-life, which requires frequent injections, and its propensity to cause a high incidence of allergic reactions. We believe that Oncaspar offers significant therapeutic advantages over unmodified L-asparaginase, namely a significantly increased half-life in blood allowing fewer injections, and fewer allergic reactions.

In October 2005, we amended our license agreement with Sanofi-Aventis for Oncaspar. The amendment became effective in January 2006 and includes a significant reduction in our royalty rate, with a single-digit royalty percentage payable by us only on those aggregate annual sales of Oncaspar in the U.S. and Canada that are in excess of $25.0 million. Under the amended agreement we made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. We are obligated to make royalty payments through June 30, 2014, at which time all of our royalty obligations will cease.

Since December 2004, we have been focusing on a number of new clinical initiatives designed to potentially expand the Oncaspar label beyond its current indications. Several key initiatives are summarized below.

In November 2005, we received approval from the FDA for a labeling change for Oncaspar allowing for administration via the intravenous route. Intravenous administration provides clinicians with a treatment option that will potentially reduce the number of injections for pediatric cancer patients who require Oncaspar in their treatment regimen. Previously, Oncaspar’s administration was limited to intramuscular administration, which involves injecting the drug directly into the muscle and is often painful to patients.

In July 2006, we announced that the FDA had approved our supplemental Biologics License Application (sBLA) for Oncaspar for use as a component of a multi-agent chemotherapeutic regimen for the first-line treatment of patients with ALL, which we had submitted in November 2005. The FDA approved the new first-line indication for Oncaspar based on data from two studies conducted by the Children’s Cancer Group (CCG), CCG-1962 and CCG-1991, with safety data from over 2,000 pediatric patients. The Children’s Cancer Group is now incorporated under the Children’s Oncology Group (COG).

On August 1st, 2006 we announced that we had initiated a phase I clinical trial of Oncaspar to assess its safety and potential utility in the treatment of advanced solid tumors and lymphomas in combination with Gemzar® (gemcitabine HCl for Injection).

We manufacture Oncaspar in the U.S.

2)  DepoCyt

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

DepoCyt was approved under the Accelerated Approval regulations of Subpart H of the Federal Food, Drug and Cosmetic Act. These regulations are intended to make promising products for life-threatening diseases available to the market on the basis of preliminary evidence prior to formal demonstration of patient benefit. Approvals granted under Subpart H are provisional and require a written commitment to complete post-approval clinical studies that formally demonstrated patient benefit. Our licensor, SkyePharma, completed and filed the results of required post-approval trials for DepoCyt with the FDA. If the FDA determines that the study fails to demonstrate patient benefit, the registration for DepoCyt may be subject to withdrawal.

DepoCyt is manufactured by SkyePharma PLC.

3)  Abelcet

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

We acquired the U.S. and Canadian rights to Abelcet from Elan Pharmaceuticals PLC (Elan) in November 2002. As part of the acquisition, we also acquired the operating assets associated with the development, manufacture, sales and marketing of Abelcet in the U.S. and Canada, including a 56,000 square foot manufacturing facility in Indianapolis, Indiana. In addition to U.S. and Canada distribution rights, we also acquired the rights to develop and commercialize the product in Japan.

Invasive fungal infections are life-threatening, often affecting patients with compromised immune systems, such as those undergoing treatment for cancer, recipients of organ or bone marrow transplants or patients infected with the Human Immunodeficiency Virus (HIV). Invasive fungal infections can be caused by a multitude of different fungal pathogens that attack the patient’s weakened immune system. Effective treatment is critical and can mean the difference between life and death, and often must be initiated even in the absence of a specific diagnosis.

Over the past 20 years, there has been an increase in severe fungal infections largely as a result of advances in medical treatment, such as increasingly aggressive chemotherapy procedures, advances in organ and bone marrow transplantation procedures, and an increase in the population of immuno-compromised patients, namely transplant patients, patients with cancer undergoing chemotherapy, and patients with HIV/AIDS. Immuno-compromised patients are at risk from a variety of fungal infections that are normally combated by an individual’s healthy immune system. For these patients, such infections represent a major mortality risk.

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

Since 2004, we have been experiencing increasingly competitive market conditions for Abelcet, primarily due to the introduction of newer antifungal agents. In 2005, our new leadership team began placing a significant effort behind better supporting this product and addressing the competitive challenges we are facing through numerous data-driven initiatives designed to stabilize sales of Abelcet and ultimately establish a foundation for growth. Key examples include: (i) identifying new ways to take advantage of Abelcet’s strong product attributes and differentiating it from the competition; (ii) redefining core market segments where there is a strong clinical rationale for Abelcet; (iii) retraining and refocusing our field force with new support systems, including new resources demonstrating the clinical advantages of Abelcet; (iv) identifying and focusing on target institutions that offer opportunities for sales growth; and (v) investing in activities designed to optimize the lifecycle management of Abelcet.

We manufacture Abelcet in the U.S.

4)  Adagen

Adagen is a PEGylated bovine adenosine deaminase enzyme (ADA) used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of ADA. We received U.S. marketing approval from the FDA for Adagen in March 1990. Adagen represents the first successful application of enzyme replacement therapy for an inherited disease. SCID results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Currently, the only alternative to Adagen treatment is a well-matched bone marrow transplant. Injections of unmodified ADA are not effective because of its short circulating life (less than 30 minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.

We are required to maintain a permit from the U.S. Department of Agriculture (USDA) in order to import ADA. This permit must be renewed on an annual basis. As of October 5, 2006, the USDA issued a permit to us to import ADA through October 5, 2007.

We are marketing Adagen on a worldwide basis. We utilize independent distributors in certain territories including the U.S., Europe and Australia. As of December 31, 2006, approximately 90 patients in 16 countries are receiving Adagen therapy. We believe some newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for Adagen on new patient identification.

We manufacture Adagen in the U.S.

ROYALTIES SEGMENT

An important source of our revenue is derived from royalties that we receive on sales of marketed products that utilize our proprietary technology. Currently, we are receiving royalties on three marketed products that are successfully utilizing our proprietary PEGylation platform, namely PEG-INTRON, Pegasys, and Macugen, with PEG-INTRON being the largest source of our royalty income.

Product	Indication	Company

PEG-INTRON (peginterferon alfa-2b)	chronic hepatitis C	Schering-Plough Corporation
Macugen (pegaptanib sodium injection)	neovascular (wet) age-related macular degeneration	OSI Pharmaceuticals, Inc. and Pfizer Inc.
Pegasys (Peginterferon alfa-2a)	hepatitis C	Hoffmann-La Roche

PEG-INTRON is a PEG-enhanced version of Schering-Plough’s alpha interferon product, INTRON® A, which is used both as a monotherapy and in combination with REBETOL® (ribavirin) capsules for the treatment of chronic hepatitis C. Under our license agreement with Schering-Plough, Schering-Plough holds an exclusive worldwide license to PEG-INTRON. We continue to receive royalties on Schering-Plough’s worldwide sales of PEG-INTRON. Schering-Plough is responsible for all manufacturing, marketing, and development activities for PEG-INTRON. We designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy, as compared to INTRON A. PEG-INTRON is marketed worldwide by Schering-Plough and its affiliates. In December 2004, Schering-Plough’s subsidiary, Schering-Plough K.K., launched PEG-INTRON and REBETOL combination therapy in Japan. At that time, PEG-INTRON and REBETOL was the only PEGylated interferon-based combination therapy available in Japan, where an estimated one to two million persons are chronically infected with hepatitis C. In January 2007, Hoffman-La Roche announced that it received approval for its competing PEGylated interferon-based combination therapy, Copegus (ribavirin) plus Pegasys (peginterferon alfa-2a (40KD)), following fast-track review by the Japanese regulatory agency.

PEG-INTRON is being evaluated in a number of ongoing clinical studies:

1) IDEAL Study — In January 2004, Schering-Plough began recruiting patients in the IDEAL study, which will directly compare PEG-INTRON in combination with REBETOL versus Pegasys in combination with COPEGUS in 2,880 patients in the U.S. Final results of the IDEAL study are expected in 2007.

2) COPILOT Study — PEG-INTRON is being evaluated for use as long-term maintenance monotherapy in cirrhotic patients who have failed previous treatment.

3) ENDURE Study — In January 2006, Schering-Plough announced that it was initiating a large multinational clinical trial, to evaluate the use of low-dose PEG-INTRON maintenance monotherapy in preventing or delaying hepatitis disease progression.

4) PROTECT Study — In May 2006, Schering-Plough announced the initiation of a large multicenter clinical trial in the United States to evaluate the safety and efficacy of PEG-INTRON and REBETOL combination therapy in liver transplant recipients with recurrent hepatitis C virus infection. The trial is targeted to enroll 125 patients in the U.S.

5) EPIC3 Study — In October 2006, Schering-Plough reported data from EPIC3, a large ongoing clinical study, showing that retreatment with PEG-INTRON and REBETOL combination therapy can result in sustained virologic response (SVR) in patients with chronic hepatitis C who failed previous treatment with any alpha interferon-based combination therapy, including peg interferon regimens.

6) Finally, PEG-INTRON is being evaluated in several investigator-sponsored trials as a potential treatment for various cancers, including a Phase III study for high risk malignant melanoma and several earlier stage clinical trials for other oncology indications.

We have out-licensed our proprietary PEG and single chain antibody, or SCA, technologies on our own and through partnerships with Nektar Therapeutics, Inc. (Nektar) and Micromet AG (Micromet). Effective January 2007, we terminated our agreement with Nektar. Under the original 2002 agreement with Nektar, Nektar had the lead role in granting sublicenses for certain of our PEG patents and we receive royalties on sales of any approved product for which a sublicense has been granted. While we will continue to receive royalties on sales of products already on the market, or those for which sublicenses were previously granted, Nektar will only have the right to grant any additional sublicenses to a limited class of our PEG technology. We have the right to use or grant licenses to all of our PEG technology for our own proprietary products or those we may develop with co-commercialization partners. Nektar has notified us of five third-party products for which it has granted sublicenses to our PEG technology: Hoffmann-La Roche’s Pegasys; OSI Pharmaceuticals’ (OSI) Macugen® (pegaptanib sodium injection); Cimzia (formerly CDP870), owned by UCB, a Belgium-based biopharmaceutical company; Affymax and Takeda Pharmaceutical’s Hematidetm; and an undisclosed product of Pfizer’s that is in early-stage clinical development. Pegasys is currently being marketed for the treatment of hepatitis C and Macugen is currently being marketed through a collaboration between OSI and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. Cimzia, an anti-TNF-alpha PEGylated antibody fragment, has been submitted to the FDA for regulatory approval for Crohn’s disease, and is currently in Phase III clinical trials for the treatment of rheumatoid arthritis. In December 2006, UCB announced positive top-line results for signs and symptoms from two phase 3 studies for Cimzia in the treatment of rheumatoid arthritis. In both the RAPID 1 (027) and RAPID 2 (050) studies Cimzia, in combination with methotrexate, demonstrated superiority to placebo, and a statistically significant improvement in the signs and symptoms of rheumatoid arthritis as measured by all American College of Rheumatology (ACR) scores: ACR20, 50, and 70. Further details on the results from the RAPID studies, including data on the prevention of structural damage, will be released during the first quarter of 2007. Additionally, in July 2006, UCB announced positive Phase II results from their study of Cimzia in the treatment of patients with psoriasis. Hematide is a synthetic peptide-based erythropoiesis-stimulating agent being evaluated by Affymax and Takeda Pharmaceutical in two phase 2 clinical trials for the treatment of anemia associated with chronic kidney disease and in anemic cancer patients undergoing chemotherapy. In 2004 Nektar entered into a licensing agreement for Hematide, a synthetic peptide-based erythropoiesis-stimulating agent (ESA), with Affymax, Inc. Hematide is currently in phase 2 trials for the treatment of anemia associated with chronic kidney disease and in anemic cancer patients undergoing chemotherapy. In September 2006, Affymax published clinical data from its Phase I trial of Hematide in the September 15, 2006 issue of the scientific journal Blood. The study results demonstrated that single doses of Hematide resulted in dose-dependent increases in circulating reticulocytes in normal healthy volunteers and in a clinically and statistically significant increase in red blood cells and hemoglobin from baseline, which was sustained for at least one month.

We receive a royalty from Medac, a private company based in Germany, on sales of Oncaspar KH recorded by Medac.

CONTRACT MANUFACTURING SEGMENT

We utilize a portion of our excess manufacturing capacity to provide contract manufacturing services for a number of injectable products. Currently, we manufacture Abelcet for export and MYOCET for Zeneus Pharma Ltd. (Zeneus), which in December 2005 became a subsidiary of Cephalon, Inc., and the injectable multivitamin MVI® for Mayne Pharma Limited (Mayne), a division of Hospira, Inc., at our facility in Indianapolis, Indiana. We entered into two new manufacturing agreements near the end of 2006. In our manufacture of these products, we utilize complex manufacturing processes, such as single- and dual-chamber vial filling and lipid complex formulations.

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

Our PEGylation technology, particularly our next-generation PEGylation platform that utilizes our releasable linkers has applicability for areas beyond oncology. Our research and development activities may yield data that supports developing our proprietary compounds in certain non-oncology applications. Our strategy is to utilize our PEGylation platform for internal discovery and development programs first, and then explore additional opportunities for PEGylation outside of the oncology market through strategic alliances.

We believe by complementing our internal research and development efforts with a disciplined strategy of entering into collaborative relationships we will build a valuable pipeline of diversified pharmaceuticals to drive sustainable revenue growth.

We seek new clinical products from internal and external sources. Our internal research and development activities focus on applying our proprietary technologies, namely our PEGylation expertise, to internal product candidates, and developing products accessed through licensing transactions such as our agreements with NatImmune A/S and Santaris Pharma A/S (Santaris). We obtained the exclusive worldwide rights, excluding the Nordic countries, from NatImmune to develop, manufacture, market and sell recombinant human Mannose-binding Lectin (rhMBL). Mannose-binding Lectin (MBL) is a naturally occurring human plasma protein that plays a key role in the immune system’s first-line defense against infections. In July 2006, we entered into a global collaboration with Santaris to co-develop and commercialize a series of innovative ribonucleic acid (RNA) antagonists based on the LNA® (locked nucleic acid) technology. We have licensed two preclinical development compounds, the HIF-1 alpha antagonist and the Survivin antagonist, and have selected six additional proprietary RNA antagonist candidates, all to be directed against novel oncology targets.

PROPRIETARY PRODUCTS IN DEVELOPMENT

ONCASPAR

We are currently exploring the potential expansion of Oncaspar within the acute lymphoblastic leukemia setting, as well as in additional cancers where the L-asparaginase enzyme may play a role. For instance, there are a number of preclinical studies indicating that asparagine depletion may play an important role in treating other cancers, including pancreatic, ovarian, head and neck, and certain sub-types of non-Hodgkin’s lymphoma. A number of new clinical initiatives exploring asparagine’s role in these additional cancers are being evaluated.

We presented preclinical data on Oncaspar at the EORTC-NCI-AACR (European Organization for Research and Treatment of Cancer-National Cancer Institute-American Association for Cancer Research) annual meeting held November 7-10, 2006. The study evaluated the utility of Oncaspar in solid tumors and lymphomas, as well as assessed the correlation of Oncaspar activity with cellular levels of asparagine synthetase. In particular, the study examined in vitro and in vivo efficacy of Oncaspar in pancreatic, ovarian and lymphoma cells with varying expression of asparagine synthetase. According to the study:

•	Oncaspar displayed potent cytotoxicity against several pancreatic, ovarian, and lymphoma cell lines during in vitro studies.

•	The combination of Oncaspar and Gemzar® were additive in the low asparagine synthetase-expressing pancreatic model during in vivo studies; however, in the high asparagine synthetase-expressing pancreatic model, treatment with Oncaspar at various doses was ineffective.

•	Overall, efficacy of Oncaspar correlates with cellular asparagine synthetase in some cell lines and hence asparagine synthetase could potentially serve as a biomarker in the clinic.

On August 1, 2006 we announced that we had initiated a phase 1 clinical trial of Oncaspar to assess its safety and potential utility in the treatment of advanced solid tumors and lymphomas in combination with Gemzar® (gemcitabine HCl for Injection).

PEG-SN38

SN38 is the active metabolite of the cancer drug irinotecan, a chemotherapeutic pro-drug marketed as Camptosar® in the U.S. Camptosar is a validated topoisomerase I inhibitor. Unmodified SN38 is insoluble and can only be used to treat cancer by administering the pro-drug, Camptosar. A pro-drug is a compound that is converted into the active drug in the body. Only a small percentage of Camptosar is converted into SN38 in cancer cells and the unpredictability of conversion and metabolism in each patient may result in a variable efficacy and safety profile. Through the use of our PEGylation technology, we designed PEG-SN38 (EZN-2208), a PEGylated conjugate of SN38, to offer therapeutic advantages over unmodified SN38 and Camptosar. EZN-2208 is designed to deliver the active drug to tumor cells without the need for conversion. The PEGylated version allows for parental delivery, increased solubility, higher exposure, and longer apparent half-life. Preclinical studies have shown that these features lead to greater efficacy over Camptosar.

We presented preclinical data on PEG-SN38 at the EORTC-NCI-AACR annual meeting held November 7-10, 2006. The study evaluated the pharmacokinetics and therapeutic efficacy of PEG-SN38 in xenograft models of human breast, colorectal and pancreatic cancers. According to the study:

•	PEG-SN38 demonstrated potent in vitro cytotoxicity against several human cancer cell lines and anti-tumor activity in xenograft models of human breast, colorectal and pancreatic cancers.

•	Treatment with a single or multiple small doses of PEG-SN38 led to complete cures of animals in the breast cancer model.

•	In colorectal and pancreatic preclinical models, PEG-SN38 demonstrated significantly better therapeutic efficacy, at their respective maximum tolerated doses and equivalent dose levels, than Camptosar.

•	In mice, PEG-SN38 provided a long circulation half-life and exposure to the parent drug, SN38.

LOCKED NUCLEIC ACID (LNA) TECHNOLOGY-BASED PROGRAMS

In July 2006, we entered into a license and collaboration agreement with Santaris for up to eight RNA antagonists which we intend to develop. We obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists based on LNA technology directed against the HIF-1 alpha and Survivin RNA targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by us, and we will have the right to develop and commercialize those antagonists worldwide other than Europe.

LNA Technology, developed by Santaris, is based on Locked Nucleic Acid, a proprietary synthetic analog of RNA which is fixed in the shape adopted by RNA in helical conformation. When incorporated into a short nucleic acid chain (both DNA and RNA are made up of longer chains of natural nucleic acids), the presence of LNA results in several therapeutic advantages. Because LNA resembles RNA but is more stable, LNA-containing drugs have both very high binding affinity for RNA and metabolic stability. Using the “antisense” principle to block the function of specific RNAs within cells and tissues, such drugs have enhanced potency and specificity and may provide improved efficacy at lower doses than comparable drugs based on alternative chemistry. As a result, RNA Antagonists comprised of LNA have been demonstrated to be 100 to 1,000 times more potent in vitro than conventional antisense compounds and also to demonstrate comparable or similar efficacy in vivo than the best siRNA’s (small interfering RNAs) published to date. In particular, they can be used to switch off the synthesis of harmful proteins, thereby potentially altering disease outcomes in cancer or other serious disorders.

•	HIF-1 alpha (hypoxia-inducible factor 1 alpha) Antagonist — The HIF-1 alpha antagonist is a highly-visible, well-validated target in many cancer types, including common solid tumors. HIF-1 alpha is a key regulator of a large number of genes important in cancer biology, such as angiogenesis, cell proliferation, apoptosis and cell invasion. HIF-1 alpha is low in normal cells, but reaches high intracellular concentrations in a variety of cancers and is strongly correlated with poor prognosis and resistance to therapy. Drugs targeting HIF-1 alpha thus have the potential to target multiple cancer processes. In January 2007 we announced that the FDA accepted our Investigational New Drug Application (IND) for the HIF-1 alpha antagonist and we plan to initiate a phase 1 trial in the first half of 2007.

•	Survivin Antagonist — Survivin plays a vital regulatory role in both apoptosis and cell division. Survivin is heavily over-expressed in many cancers and in newly formed endothelial cells engaged in angiogenesis but almost absent in normal adult differentiated tissue. Resistance of cancer cells to radiotherapy and cytotoxic drugs (in particular microtubule interfering taxanes) is strongly correlated with expression levels of Survivin. Clinically, Survivin expression is associated with poor prognosis, increased cancer recurrence and resistance to therapy. The Survivin antagonist is currently in preclinical development.

RECOMBINANT HUMAN MANNOSE-BINDING LECTIN

In September 2005, we acquired the exclusive worldwide rights, excluding the Nordic countries, to rhMBL, a protein therapeutic being developed for the prevention and treatment of severe infections in individuals with deficient levels of MBL. MBL binds to a wide range of invading organisms including bacteria, fungi, viruses, and parasites and activates the lectin pathway of the complement system, an important defense mechanism of the immune system. Numerous studies have found a strong correlation between MBL deficiency and an increased susceptibility to infections in patients with a suppressed immune system, such as cancer patients undergoing treatment with chemotherapy. A number of publications have highlighted a strong correlation between MBL levels and the morbidity associated with severe infections. These studies were in a broad spectrum of diseases, including cancer and immuno-compromised disorders in both adult and pediatric populations.

In December 2004, NatImmune completed Phase I clinical trials that evaluated the safety and pharmacokinetic profile of single- and multi-dose intravenous administration of rhMBL in 28 MBL-deficient volunteers. Results from the Phase I trials demonstrated that rhMBL replacement therapy is safe and has an attractive pharmacokinetic profile. NatImmune has also completed a prospective correlation study of 255 hematological cancer patients that documented that MBL-deficient patients have a significantly higher risk of severe infections following chemotherapy compared to patients with sufficient MBL levels.

Given the broad therapeutic potential of rhMBL, we are evaluating several potential lead indications for this compound. To date, the FDA has accepted both of the INDs we submitted — one for the prevention and treatment of severe infections in cancer patients; and one for those who have undergone liver transplant surgery. Clinical Trials are now underway in multiple myeloma and post operatively in liver transplant surgery.

OTHER RESEARCH AND DEVELOPMENT PROGRAMS

We are conducting preclinical studies with respect to a number of PEG-enhanced compounds while simultaneously seeking new opportunities to apply our PEG technology to develop and commercialize improved versions of therapeutics of known efficacy that lack the features of a useful or effective therapeutic. Our proprietary PEG platform has broad applicability to a variety of biologic therapeutics, including proteins, peptides, enzymes, and oligonucleotides, as well as small molecules. We are exploring the role of a PEG novel linker system for targeted delivery of LNA.

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

We continue to develop our Customized Linker Technologytm, which utilizes linkers designed to release the native molecule at a controlled rate. The customized linkers expand the utility of our existing PEGylation technology. This technology offers a choice of releasable or permanent linkages to match each drug’s requirements. It improves the pharmacokinetic and pharmacodynamic profile of a drug.

We have also developed an intellectual property estate for a next-generation PEG platform that utilizes releasable linkers designed to release the native molecule at a pre-defined rate. We believe we are at the forefront of this area of PEGylation research. This platform may play an important role in enhancing the long-standing benefits of PEG to include additional classes of compounds where traditional permanent linkers are not feasible. We are also combining our PEGylation platform with complementary drug delivery technologies. For instance, we can combine our proprietary single-chain antibody platform (discussed below) with novel PEG chemistries to engineer targeted therapeutics with multiple domains, such as a targeting function (e.g. antibody) and a therapeutic function (e.g. chemotherapy). The novel attributes of customized PEG linkers may offer superior therapeutic advantages, including increased activity and substantially reduced side effects, when compared to traditional stable linkers.

Through the customized attachment of PEG, that covers the spectrum of stable and customized releasable linkers, we can potentially overcome the pharmacologic limitations for a broad universe of molecules and generate compounds with substantially enhanced therapeutic value over their unmodified forms.

We are currently investigating numerous proprietary clinical development opportunities for PEG-enhanced compounds. In addition, we are simultaneously augmenting our internal initiatives through the evaluation of PEG product development collaborations.

ANTIBODY ENGINEERING

Our research and development activities also include utilizing our single-chain antibody, or SCA, expertise as a tool for developing targeted therapeutics. Antibodies are proteins produced by the body’s immune system in response to the presence of antigens, such as bacteria, viruses or other disease causing agents. Antibodies of identical molecular structure that bind to a specific target are called monoclonal antibodies. Our technological expertise includes antibody engineering utilizing our proprietary SCA technology. SCAs are genetically engineered antibodies that incorporate only the antigen binding domains of an antibody. Thus, SCAs have the binding specificity and affinity of monoclonal antibodies; however, in their native form they are only one-fifth to one-sixth the size of a monoclonal. The small size of SCAs typically gives them shorter half-lives than monoclonal antibodies, making them better suited for use in patients with cancer or in other indications where the large size of a monoclonal antibody would inhibit the compound from reaching the area of potential therapeutic activity. In addition, SCAs are a well established discovery format-of-choice in generating antibodies from phage or yeast display libraries.

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

MANUFACTURING AND RAW MATERIALS

In the manufacture of Abelcet, we combine amphotericin B with DMPC and DMPG (two lipid materials) to produce an injectable lipid complex formulation of amphotericin B. We currently have two suppliers of amphotericin B, Bristol-Myers Squibb (BMS) and Alpharma A.p.S. Our supply agreement with BMS terminated on March 1, 2006 and we do not have a supply agreement with Alpharma. We are negotiating long-term supply agreements with our suppliers. We are currently still receiving supply of amphotericin B from BMS and Alpharma. Additionally, we are seeking to qualify at least one additional source of supply.

In the manufacture of Adagen and Oncaspar, we combine activated forms of PEG with unmodified proteins (ADA for Adagen and L-asparaginase for Oncaspar). We have supply agreements with Ovation Pharmaceuticals, Inc. and Kyowa Hakko to produce the unmodified forms of L-asparaginase, the active ingredient used in the production of Oncaspar. Our agreement with Ovation Pharmaceuticals, Inc. provides for Ovation to supply L-asparaginase to us through 2009. We have committed to effectuate a technology transfer of the cell line and manufacturing of the L-asparaginase to our own supplier by December 31, 2009, and then supply L-asparaginase back to Ovation during the years 2010-2012.

We purchase the unmodified adenosine deaminase enzyme used in the manufacturing of Adagen from Roche Diagnostics. Roche Diagnostics, which is based in Germany is the only FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in Adagen. Our ADA supply agreement with Roche Diagnostics terminated in 2004, although we are still receiving our supply of ADA from them. We are currently seeking to develop a recombinant ADA as an alternative to the naturally-derived bovine product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics continues to supply us with our requirements of ADA and indicated when they terminated the supply agreement that they will continue to do so for a reasonable period of time as we work to develop another source of ADA.

We do not have a long-term supply agreement for the raw polyethylene glycol material that we use in the manufacturing of our PEG products or the unmodified protein used in Adagen. We believe we maintain a level of inventory that should provide us sufficient time to find an alternate supplier, in the event it becomes necessary, without materially disrupting our business. We have identified and are in the process of qualifying a second supplier.

Adagen and Oncaspar use our early PEG technology, which is not as advanced as the PEG technology used in PEG-INTRON or our products under development. Due, in part, to certain limitations of using our earlier PEG technology, we have had and will likely continue to have certain manufacturing problems with Adagen and Oncaspar.

Manufacturing and stability problems have required us to implement voluntary recalls or market withdrawals for certain batches of Oncaspar periodically since 2002 and as recently as the fourth quarter of 2006.

The FDA and the Medicines and Healthcare products Regulatory Agency or MHRA, the government agency responsible for medicines and medical devices in the United Kingdom, have, in the past, conducted follow-up inspections as well as routine inspections of our manufacturing facilities related to Abelcet, Oncaspar and Adagen. Following certain of these inspections, the FDA has issued Form 483 reports citing deviations from Current Good Manufacturing Practices (cGMP). We received a Form 483 in August 2005 for our Indianapolis facility and in January 2006, for our South Plainfield facility. We responded to the inspection observations and all issues were cleared and approved. In January 2007, the FDA inspected our South Plainfield facility and no Form 483 was issued.

DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

SANTARIS PHARMA A/S COLLABORATION

In July 2006, we entered into a license and collaboration agreement with Santaris for up to eight RNA antagonists. We obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha and Survivin RNA targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by us, and we will have the right to develop and commercialize those antagonists worldwide, other than Europe. We made an initial payment of $8.0 million to Santaris in August 2006 and an additional $3.0 million in November 2006. As of December 31, 2006, we had

$5.0 million relating to the achievement of a license milestone included in accounts payable. We will be responsible for making additional payments upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales of products based on the licensed antagonists. Santaris retains the full right to develop and commercialize products developed under the collaboration in Europe.

SCHERING-PLOUGH AGREEMENT

Our PEG technology was used to develop an improved version of Schering-Plough’s product INTRON A. Schering-Plough is responsible for marketing and manufacturing the product, PEG-INTRON, worldwide on an exclusive basis and we receive royalties on worldwide sales of PEG-INTRON for all indications. Schering-Plough’s obligation to pay us royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. Currently, expirations are expected to occur in 2016 in the U.S., 2015 in Europe and 2019 in Japan. The royalty percentage to which we are entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON where such third party is not Hoffmann-La Roche.

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

In October 2005, we further amended our license agreement with Sanofi-Aventis for Oncaspar. The amendment became effective in January 2006 and included a significant reduction in our royalty rate, with a single-digit royalty percentage now payable by us only on those aggregate annual sales of Oncaspar in the United States and Canada that are in excess of $25.0 million. In consideration for the amendment, we made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. We are obligated to make royalty payments, if any, through June 30, 2014, at which time all of our royalty obligations will cease.

MEDAC LICENSE AGREEMENT

In January 2002, we renewed an exclusive license to Medac, to sell Oncaspar and any PEG-asparaginase product developed by us or Medac during the term of the agreement in most of Europe and parts of Asia. Our supply agreement with Medac provides for Medac to purchase Oncaspar from us at certain established prices and meet certain minimum purchase requirements. Medac is responsible for obtaining additional approvals and indications in the licensed territories beyond the currently approved indication in Germany. The agreement was for five years and automatically renewed as of January 1, 2007 for an additional five years through December 31, 2011. Thereafter, the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to Medac will revert back to us.

MICROMET ALLIANCE

Under our cross-license agreement and marketing agreement with Micromet, Micromet is the exclusive marketer of the two companies’ combined intellectual property estate in the field of SCA technology. Any resulting revenues from the license agreements executed by Micromet will be shared equally by the two companies. In 2006 we recognized royalty revenue of $673 thousand related to our share of revenues from Micromet’s licensing activities associated with this agreement.

NATIMMUNE A/S LICENSE AGREEMENT

In September 2005, we entered into a license agreement with NatImmune A/S (NatImmune) for NatImmune’s lead development compound, recombinant human Mannose-binding Lectin (rhMBL), a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, we received exclusive worldwide rights, excluding the Nordic countries, and are responsible for the development, manufacture, and marketing of rhMBL. The $10.0 million upfront cost of the license agreement was charged to acquired in-process research and development during the year ended December 31, 2005. During 2006, we paid NatImmune $2.1 million for license milestones and will be responsible for making additional payments upon the successful completion of certain clinical development, regulatory, and sales-based milestones. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by Enzon and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.

NEKTAR ALLIANCE

In January 2002, we entered into a PEG technology licensing agreement with Nektar under which we granted Nektar the right to grant sub-licenses for a portion of our PEG technology to third parties. However, on September 7, 2006, we gave notice to Nektar of our intention not to renew the provisions of our agreement with them that give Nektar the right to sub-license a portion of our PEG technology and patents to third-parties. This right terminated in January 2007 and will not affect any existing sub-licenses granted by Nektar. Nektar will only continue to have the right to sub-license a limited class of our PEG technology and we will receive a royalty or a share of Nektar’s profits for any products that utilize our patented PEG technology.

Currently, Nektar has notified us of five third-party products for which it has granted sublicenses to our PEG technology, Hoffmann-La Roche’s Pegasys (peginterferon alfa-2a), OSI’s Macugen (pegaptanib sodium injection), UCB’s Cimziatm (certolizumab pegol, CDP870), Affymax and Takeda Pharmaceutical’s Hematide and an undisclosed product of Pfizer’s. Pegasys is currently being marketed for the treatment of hepatitis C and Macugen is currently being marketed through a partnership between OSI and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. Cimzia, a PEGylated anti-TNF-alpha antibody fragment, is currently in Phase III development for the treatment of rheumatoid arthritis and Crohn’s disease. Hematide, a synthetic peptide-based erythropoiesis-stimulating agent is in two Phase II clinical trials for the treatment of anemia associated with chronic kidney disease and in anemic cancer patients undergoing chemotherapy. We retain all rights to use or sub-license all of our PEG technology for our own proprietary products or those we may develop with co-commercialization partners

SKYEPHARMA AGREEMENTS

In December 2002, we entered into a strategic alliance with SkyePharma PLC (SkyePharma), under which we licensed the U.S. and Canadian rights to SkyePharma’s DepoCyt, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, we paid SkyePharma a license fee of $12.0 million. SkyePharma manufactures DepoCyt and we purchase product at a price equal to 35% of our net sales, which percentage can be reduced should a defined sales target be exceeded. We recorded the $12.0 million license fee as an intangible asset that is being amortized over a ten year period.

This alliance also included a broad technology access agreement, under which the two companies may draw upon their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma’s proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and our proprietary PEG modification technology, for which we received a $3.5 million technology access fee. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development. Certain research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.

Under this alliance, we are required to purchase minimum levels of DepoCyt finished goods equal to $5.0 million in net sales for each calendar year (Minimum Annual Purchases) through the remaining term of the agreement. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25.0 million for four consecutive quarters. For the year ended December 31, 2006, net sales of DepoCyt were approximately $8.3 million. We are also responsible for a milestone payment if the product receives approval for all neoplastic meningitis of between $5.0 million and $7.5 million depending on the timing of approval.

Our license is for an initial term of ten years and is automatically renewable for successive two-year terms thereafter. SkyePharma will be entitled to terminate the agreement early if we fail to satisfy our Minimum Annual Purchases. If a therapeutically equivalent generic product enters our markets and DepoCyt’s market share decreases, we will enter into good faith discussions in an attempt to agree on a reduction in our payment obligations to SkyePharma and a fair allocation of the economic burdens resulting from the market entry of the generic product. If we are unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, we will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, we will have the right to distribute any quantity of product we purchased from SkyePharma prior to termination.

ZENEUS MANUFACTURING AGREEMENT

Zeneus Pharma, Ltd. (Zeneus), a wholly owned subsidiary of Cephalon, Inc., owns the right to market Abelcet in any markets outside of the U.S., Canada and Japan. Our supply agreement with Zeneus requires that we supply Zeneus with Abelcet and MYOCET through November 21, 2011 and November 21, 2009, respectively, at which times the agreement will continue unless terminated by either party. We supply these products on a cost-plus basis.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. Our new executive management team has been reinforcing our organizational commitment to intellectual property. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have an extensive portfolio of issued U.S. patents and patent applications, many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2007 through 2023. Under our license agreements, we have access to large portions of Micromet’s patent estates, as well as a small number of individually licensed patents. Of the patents owned or licensed by us, 7 relate to PEG-INTRON, 17 relate to Abelcet, and 3 relate to DepoCyt. Although we believe that our patents provide adequate protection for the conduct of our business, we cannot assure you that such patents:

•	will be of substantial protection or commercial benefit to us,

•	will afford us adequate protection from competing products, or

•	will not be challenged or declared invalid.

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

The expiration of a product patent or loss of patent protection resulting from a legal challenge normally results in significant competition from generic products against the covered product and, particularly in the U.S., can result in a significant reduction in sales of the pioneer product. In some cases, however, we can continue to obtain commercial benefits from:

•	product manufacturing trade secrets;

•	patents on uses for products;

•	patents on processes and intermediates for the economical manufacture of the active ingredients;

•	patents for special formulations of the product or delivery mechanisms and conversion of the active ingredient to OTC products.

The effect of product patent expiration or loss also depends upon:

•	the nature of the market and the position of the product in it;

•	the growth of the market;

•	the complexities and economics of manufacture of the product; and

•	the requirements of generic drug laws.

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

The steps required before a new drug or biological product may be distributed commercially in the U.S. generally include:

•	conducting appropriate preclinical laboratory evaluations of the product’s chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product,

•	submitting the results of these evaluations and tests to the FDA, along with manufacturing information, analytical data and clinical investigational plan, in an IND,

•	obtain IND approval from the FDA, which may require the resolution of any safety or regulatory concerns of the FDA,

•	obtaining approval of Institutional Review Boards or IRBs, prior to introduce the drug or biological product into humans in clinical studies,

•	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug or biological product candidate for the intended use, in the following three typically sequential, stages:

Phase I.  The drug or biologic is initially introduced into healthy human subjects or patients and tested for safety, increased dose tolerance, and possibly absorption, distribution, metabolism and excretion,

Phase II.  The drug or biologic is studied in patients with the targeted condition to gain safety experience at the proposed dosing schedules, identify possible adverse effects and safety risks to determine the optimal dosage, and to obtain initial information on effectiveness of the drug candidate,

Phase III.  The drug or biologic is studied in an expanded patient population at multiple clinical study sites determine primary efficacy and safety endpoints predetermined at the start of the study,

•	submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug or biological product to the FDA in a New Drug Application or NDA, for a drug product, or a Biologics License Application or BLA, for a biological product, and

•	obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug or biological product.

An NDA or BLA must contain, among other things, data derived from non-clinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. Biological or drug products may not be marketed in the U.S. until approval by the FDA of an NDA or BLA is received.

The approval process can take a number of years and often requires substantial financial resources. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support. The FDA has issued regulations intended to accelerate the approval process for the development, evaluation and marketing of new therapeutic products intended to treat serious or life-threatening illnesses that provide meaningful therapeutic benefit to patients over existing therapies. If applicable, this procedure may shorten the traditional product development process in the U.S. Similarly, products that represent a significant improvement over existing therapies may be eligible for priority review with a target approval time of six months. Nonetheless, approval may be denied or delayed by the FDA or additional trials may be required. The FDA also may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Upon approval, a drug product or biological product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA, although information about off-label indications may be disseminated in narrowly defined situations.

In addition to obtaining FDA approval for each indication for which the manufacturer may market the drug, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with and maintain cGMP and permit and pass inspections by the FDA and other regulatory authorities. Moreover, the submission of applications for approval may require the preparation of large-scale production batches that can not be used commercially and additional time to complete manufacturing stability studies. Foreign establishments manufacturing drug products for distribution in the U.S. also must list their products with the FDA and comply with cGMP. They also are subject to periodic inspection by the FDA or by local authorities under agreement with the FDA.

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

The Federal Food, Drug, and Cosmetic Act also mandates that drug products be manufactured consistent with cGMP. In complying with the FDA’s regulations on cGMP, manufacturers must continue to spend time, money and effort in production, record-keeping, quality control, quality assurance, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with cGMP. Failure to comply subjects the manufacturer to possible FDA action, such as:

•	untitled/warning and warning letters,

•	suspension of manufacturing,

•	seizure of the product,

•	voluntary recall of a product,

•	injunctive action, or

•	possible civil or criminal penalties.

To the extent we rely on third parties to manufacture our compounds and products, those third parties will be required to comply with cGMP as required by regulations. We have undertaken a voluntary recall of certain lots of products in the past, and future recalls and costs associated with deviations from cGMP are possible.

Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, are typically required by the FDA. Results of post-marketing studies may limit or expand the further marketing of the products. If we propose any modifications to the product, including changes in indication, manufacturing or testing processes, manufacturing facility or labeling, an NDA or BLA supplement may be required to be submitted to and approved by the FDA.

Products manufactured in the U.S. for distribution abroad will be subject to FDA regulations regarding export, as well as to the requirements of the country to which they are shipped. These latter requirements apply to products studied in clinical trials, the submission of marketing applications, and all aspects of product manufacture and marketing. Such requirements vary significantly from country to country. As part of our strategic relationships our collaborators may be responsible for the foreign regulatory approval process of our products, although we may be legally liable for noncompliance.

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

PEG-INTRON was approved in the European Union, the U.S., and Japan for the treatment of hepatitis C in May 2000, January 2001 and December 2004, respectively. Abelcet was approved in the U.S. in November 1995 and in Canada in September 1997. Oncaspar was approved for marketing in the U.S. in February 1994 in Germany in November 1994, and in Canada under a Clinical Trial Agreement in December 1997 for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. Oncaspar was approved in the U.S. for first-line treatment for patients with ALL in July 2006. Adagen was approved by the FDA in March 1990. DepoCyt received accelerated U.S. approval in April 1999. Except for these approvals, none of our other products have been approved for sale and use in humans in the U.S. or elsewhere.

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

COMPETITION

General

Competition in the biopharmaceutical industry is intense and based to a significant degree on scientific and technological factors. These factors include but are not limited to the availability of patent and other protection of technology and products, the ability to commercialize products and technological developments, the ability to obtain governmental approval for testing, manufacturing and marketing of products, and the ability to enter into licensing and similar arrangements to facilitate the development of products and meet other business objectives. We and our marketing partners compete with specialized biopharmaceutical firms and large pharmaceutical companies in North America, Europe and elsewhere, with respect to the licensing of and research and development of product candidates, as well as the commercialization of approved products. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Many of the companies we compete with are larger than us and have substantially greater resources. Certain of these companies, especially Merck and Pfizer, are able to compete effectively with us largely by virtue of their superior resources and the market’s familiarity with their “brand names” regardless of the technical advantages or disadvantages of their products.

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

The lipid-based formulations of CAB include Abelcet, amphotericin B liposome for injection, which is marketed by Astellas Pharma US, Inc. (Astellas) and Gilead Sciences (Gilead) in the U.S., and amphotericin B cholesteryl sulfate complex for injection, which is marketed by Three Rivers Pharmaceuticals, LLC. These formulations provide the efficacy of CAB while limiting the toxicities that are inherent in its usage. Astellas’ and Gilead’s amphotericin B liposome for injection has proven to be a significant competitor to Abelcet. Astellas and Gilead have reduced the price of this lipid-based product in certain geographic markets, which has increased the competitive pressure on Abelcet. In addition, in May 2005, Astellas launched a new systemic antifungal agent, micafungin sodium for injection, which is a member of the echinocandin class of antifungal agents, discussed below. To the extent we are not able to address this competitive pressure successfully or we deem it necessary to reduce the price of Abelcet in order to address this competitive threat, our market share, revenues or both could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

The triazoles, which include fluconazole (marketed generically and under the brand name Diflucan® by Pfizer), itraconazole (marketed under the brand name Sporanox® by Janssen Pharmaceuticals) and voriconazole (also marketed by Pfizer under the brand name Vfend®) have the least reported incidence of side effects as compared to other classes of antifungals. Triazoles are generally thought to be limited by a narrower spectrum of activity and have issues with drug-to-drug interactions and acquired resistance. The majority of triazole units sold in the U.S. are attributed to fluconazole. Fluconazole in particular is often used in “less compromised” patients as prophylaxis or first-line empirical therapy. Fluconazole patients are often switched to an amphotericin B product once a clinician is convinced that a patient has a fungal infection. Voriconazole is a second-generation triazole approved in May 2002 and is available in intravenous and oral formulations. Voriconazole carries a broader spectrum of activity than first generation triazoles; however, it carries with it a narrower spectrum of activity versus CAB and the lipid amphotericin B formulations, while also retaining the same potential for drug-to-drug interactions and acquired resistance as the first generation triazoles. Voriconazole is indicated for the treatment of invasive aspergillosis, candidemia in nonneutropenic patients, esophageal candidiasis, and scedosporium apiospermum and fusariosis in patients intolerant of, or refractory to, other therapy. Additional triazole products are in late-stage clinical development by pharmaceutical companies, including posiconazole, which was approved by the FDA in September 2006 and is marketed under the brand name Noxafil® by Schering-Plough.

The echinocandins are the newest class of products to enter the IV antifungal market. These exhibit fewer of the CAB side effects but, like the triazoles, have a more limited spectrum of activity and less clinical data supporting widespread use across a variety of fungal pathogens. Caspofungin (marketed under the brand name Cancidas® by Merck) was approved in the U.S. in January 2001 and was the first echinocandin to receive FDA approval. In March 2005, the FDA approved the second echinocandin, micafungin sodium for injection and in May 2005, Astellas launched this product under the brand name Mycamine® in the U.S. Caspofungin is indicated for the treatment of invasive aspergillosis in patients who are refractory to or intolerant of other therapies, esophageal candidiasis and candidemia. Micafungin is indicated for the treatment of esophageal candidiasis and prophylaxis of candida infections in patients undergoing hematopoietic stem cell transplantation. In February 2006, the FDA approved the third echinocandin, anidulafungin, (marketed under the brand name Eraxistm by Pfizer). Anidulafungin is indicated for the treatment of esophageal candidiasis, candidemia and other candida infections.

Adagen

Prior to the development of Adagen, the only treatment available to patients afflicted with adenosine deaminase or ADA-deficient SCID was a well-matched bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. At present, researchers at various research centers worldwide have been treating ADA-deficient SCID patients with gene therapy, which if successfully developed, would compete with, and could eventually replace Adagen as a treatment. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express the deficient adenosine deaminase enzyme permanently and at normal levels. To date, gene therapy clinical trials have been inconclusive.

Oncaspar

Current standard treatment of patients with ALL includes administering L-asparaginase along with the drugs vincristine, prednisone and daunomycin. Studies have shown that long-term treatment with L-asparaginase increases the disease-free survival in high risk patients. Oncaspar, our PEG-modified L-asparaginase product, is used to treat patients with acute lymphoblastic leukemia who are hypersensitive to unmodified forms of L-asparaginase. Currently, there is one unmodified form of L-asparaginase available in the U.S. and several available in Europe. We believe that Oncaspar has an advantage over these unmodified forms of L-asparaginase of increased half life resulting in fewer injections. OPi SA (France) announced in November 2006, that the FDA granted an open IND to its product Erwinase® (Erwinia chrysanthemi L-asparaginase for injection) as a substitute for Escherichia coli-derived enzyme for the treatment of patients with ALL. Erwinia chrysanthemi-derived L-asparaginase is immunologically distinct from E. coli L-asparaginase, the active ingredient in Oncaspar. We believe it will not prove to be as effective as Oncaspar, but may have a more favorable side effect profile for patients with a hypersensitivity to Oncaspar. Erwinase® is approved in several countries outside the United States for treatment of ALL and some other hematologic malignancies.

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

PEG-INTRON

PEG-INTRON, marketed by Schering-Plough, competes directly with Hoffmann-La Roche’s Pegasys. Schering-Plough and Hoffman-La Roche have been the major competitors in the global alfa interferon market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively. Due to the December 2004 launch of PEG-INTRON combination therapy in Japan, our PEG-INTRON royalties have increased over prior year levels in recent quarters. In January 2007, Hoffman-La Roche announced it received approval for its Pegasys combination therapy, Copegus (ribavirin) plus Pegasys (peginterferon alfa-2a (40KD)), by the Japanese regulatory agency. Currently in markets outside of Japan, the PEGylated interferon-based combination therapy is a highly competitive market. Further, Schering-Plough has reported that the overall hepatitis C market has been contracting. We cannot assure you that this market contraction and competitive conditions will not offset the near-term positive impact of PEG-INTRON sales in Japan, which could result in lower PEG-INTRON royalties to us. Additionally there is much research being conducted on various formulations of alpha interferon as well as many compounds being investigated for the treatment of hepatitis C. While much of this research is very early, it is possible that this research could lead to a competing product in the future.

Macugen

Macugen, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc., currently competes against three therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD): photodynamic therapy with verteporfin, which was developed by QLT, Inc. and is marketed by Novartis AG; thermal laser treatment; and the recently approved and launched ranibizumab, marketed under the brand name LucentisTM by Genetech. Ranibizumab, approved in June 2006, for the treatment of neovascular age-related macular degeneration, has provided significant competition to Macugen, which we expect to continue. Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen.

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

SCAs

There are several technologies that compete with our SCA protein technology, including chimeric antibodies, humanized antibodies, human monoclonal antibodies, recombinant antibody Fab fragments, low molecular weight peptides and mimetics. These competing technologies can be categorized into two areas:

•	those modifying monoclonal antibodies to minimize immunological reaction to a foreign protein, which is the strategy employed with chimeric, humanized, and human monoclonal antibodies, and

•	those creating smaller portions of monoclonal antibodies, such as Fab fragments and low molecular weight peptides.

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

EMPLOYEES

As of December 31, 2006, we employed 359 persons, including 27 persons with Ph.D. or M.D. degrees. At that date, 71 employees were engaged in research and development activities, 153 were engaged in manufacturing, 135 were engaged in sales, marketing and administration. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

Item 1A.	Risk Factors

Throughout this Annual Report on Form 10-K, we have made forward-looking statements in an attempt to better enable the reader to understand our future prospects and make informed judgments. By their nature, forward-looking statements are subject to numerous factors that may influence outcomes or even prevent their eventual realization. Such factors may be external to Enzon and entirely outside our control.

We cannot guarantee that our assumptions and expectations will be correct. Failure of events to be achieved or of certain underlying assumptions to prove accurate could cause actual results to vary materially from past results and those anticipated or projected. We do not intend to update forward-looking statements.

Certain risks and uncertainties are discussed below. It is not possible to predict or identify all such factors, however. Accordingly, you should not consider this recitation to be complete.

Risks Related to Our Business

If any of these risks are realized our business, prospects, financial condition, results of operations and our ability to service debt could be materially adversely affected.

We expect to incur losses over the next several years.

As of December 31, 2006, we had an accumulated deficit of approximately $382.6 million. In the past, we have incurred net losses. For example, during the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005, we incurred net losses of $291.3 million and $89.6 million, respectively. Our net loss in the six-month period ended December 31, 2005 was primarily attributable to a write-off of goodwill and a write-down of intangible assets associated with our acquisition of Abelcet in 2002. Our net loss in the fiscal year ended June 30, 2005 was primarily the result of lower sales of Abelcet and a $78.0 million charge we incurred to increase our valuation allowance associated with our deferred tax assets based upon our assessment that it was more likely than not that we would not benefit from these assets.

Our ability to achieve long-term profitability will depend primarily on:

•	the success of our research and development programs;

•	the continued sales of our marketed products and the products on which we receive royalties; and

•	our and our licensees’ ability to develop and obtain regulatory approvals for additional product candidates.

We expect to incur losses over the next several years, including for the year ending December 31, 2007, as we expect to make significant research and development expenditures.

Our financial results are heavily dependent on the continued sales of our marketed products and the products on which we receive royalties; if revenues from these products fail to increase or materially decline, our results of operations, financial position and prospects will be materially harmed.

Our results of operations are heavily dependent on the revenues we derive from the sale and marketing of PEG-INTRON marketed by Schering Plough that incorporates our PEG technology and for which we receive royalties, and our marketed products, including Oncaspar, DepoCyt, Adagen and Abelcet. In addition, we expect these products will account for a significant portion of our future revenues. As a consequence of the significant portion of our revenues derived from these products, the stagnation or decline in the sales of one or more of these products could adversely affect our operating results, financial position and prospects. Sales of these products can be affected by, among other things, competition, patient demand, and manufacturing issues.

We cannot assure you that Schering-Plough will continue to be successful in marketing PEG-INTRON. The amount and timing of resources dedicated by Schering-Plough to the marketing of PEG-INTRON is not within our control. If Schering-Plough breaches or terminates its agreement with us, the sale of PEG-INTRON could be slowed or blocked completely. Our revenues will be negatively affected if Schering-Plough cannot meet the marketing or manufacturing demands of the market.

Sales of PEG-INTRON and Abelcet have been adversely affected by competitive products introduced into their respective markets and we have experienced in the past and may continue to experience in the future a decline in sales of Abelcet, which if not reversed, will adversely affect our results of operations, financial condition and prospects.

Products that compete with both PEG-INTRON and Abelcet have been and potentially will be introduced by other drug manufacturers into their respective markets.

Hoffman-LaRoche’s Pegasys, a competing PEGylated interferon-based combination therapy, has resulted in significant competitive pressure on PEG-INTRON sales in the United States and all international markets. Pegasys has taken market share away from PEG-INTRON and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PEG-INTRON in certain markets where it competes with Pegasys and the royalties we receive on those sales have declined. We cannot assure you that Pegasys will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and lower royalties to us. Hoffmann-LaRoche reported that they expect approval in Japan for Pegasys combination therapy. The launch in Japan of Pegasys is expected to have a negative impact on PEG-INTRON’s Japanese market share and sales.

Similarly, the continued sale of newer products from Merck, Pfizer, Schering-Plough and Astellas Pharma in the antifungal market (where Abelcet competes) has negatively impacted Abelcet sales as clinicians utilize these other therapeutic agents. Pfizer and Schering-Plough have each recently obtained approval for an additional new product in the antifungal market that is expected to further increase competition. In addition, Astellas Pharma and Gilead Sciences, Inc. are currently marketing AmBisome, and Three Rivers Pharmaceuticals, Inc. is marketing Amphotec, each of which is a lipid-based version of amphotericin B, for the treatment of fungal infections. AmBisome and Amphotec each compete with Abelcet which has resulted in greater competitive pressure on Abelcet sales. During calendar year 2006, we continued to experience increasing pricing pressure with respect to Abelcet. In particular, Astellas Pharma and Gilead Sciences, Inc., have aggressively lowered the price of their product in certain regions and for certain customers in the United States. This has resulted in the shrinkage or loss of certain of our customer accounts. While we are developing and implementing strategies to address the competitive threats facing Abelcet, we cannot assure you that we will be able to increase sales of Abelcet or prevent further decreases in Abelcet sales. If we are not successful in addressing the competitive threats, it could adversely affect our operating results, financial condition and prospects.

Significant indebtedness may adversely affect our cash flow and our ability to repay or repurchase our 2013 convertible notes and 2008 convertible notes.

As of December 31, 2006, we had $397.6 million of outstanding indebtedness, primarily related to our outstanding 2013 convertible notes and 2008 convertible notes. Our significant debt level could have important negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources; and

•	making it difficult or impossible for us to pay the principal amount of the notes at maturity, the interest on or the repurchase price of the notes upon a fundamental change, thereby causing an event of default under the indenture.

In addition, the notes are our obligation exclusively. We may have difficulty paying what we owe under the notes if we or our subsidiaries incur additional indebtedness or other liabilities.

We depend on our collaborative partners; if we lose our collaborative partners or they do not apply adequate resources to our collaborations, our product development and financial performance may suffer.

We rely and will depend heavily in the future on collaborations with partners, primarily pharmaceutical and biotechnology companies, for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to most of our product candidates. If we lose our collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and financial performance may suffer.

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

We cannot assure you that our collaborations will be successful. Disputes may arise between us and our collaborators as to a variety of matters, including financing obligations under our agreements and ownership of intellectual property rights. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of products. If any of the product candidates that we are commercializing with collaborators are delayed or stopped from coming to market or we experience increased costs as a result of our relationship with our collaborators, our financial performance could be adversely affected.

We will need to obtain additional financing to meet our future capital needs and our failure to do so could materially and adversely affect our business, financial condition and operations.

Our current development projects and marketing initiatives require substantial capital. We believe that our current cash, cash equivalents and investments and our anticipated cash flow from operations will be adequate to satisfy our capital needs for the near future, but we will likely need to increase our cash flow from operations or obtain financing to meet our future capital needs, which we expect will be substantial. We will require substantial additional funds to conduct research activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of potential products. In addition, we may seek to acquire additional products, technologies and companies, which could require substantial capital. The competitive pressures impacting PEG-INTRON and Abelcet may cause our cash flow from operations to decrease rather than increase in the future and we cannot be sure that additional funds from other sources will be available on commercially reasonable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or one or more of our potential acquisitions of technologies or companies, which could materially and adversely affect our business, financial condition and operations.

As of December 31, 2006, we had $122.6 million of our 2008 4.5% convertible subordinated notes outstanding. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option, or redeemed at the option of the noteholder upon a default by us or fundamental change, each as described in the indenture for the notes. We will be required to repay the notes at maturity unless we can refinance the debt. Noteholders are very unlikely to convert their notes into common stock before the maturity date. We expect that we will need to refinance or obtain new financing to pay at least a portion of the principal amount of these notes. We currently are considering financing alternatives; however, we cannot be certain that any of such financing alternatives will be consummated on commercially reasonable terms, or at all.

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

We purchase the unmodified compounds and bulk PEGs utilized in our approved products and products under development from outside suppliers. In some cases, we have a limited number of suppliers. Moreover, in some cases, we have no supply agreement. Specifically, our ability to obtain compounds for our respective products may be limited by the following factors.

Oncaspar.  We have supply agreements with Ovation Pharmaceuticals, Inc. and Kyowa Hakko to produce the unmodified forms of L-asparaginase, the active ingredient used in the production of Oncaspar. Our agreement with Ovation Pharmaceuticals, Inc. provides for Ovation to supply L-asparaginase to us through 2009. We have committed to effectuate a technology transfer of the cell line and manufacturing of the L-asparaginase to our own supplier by December 31, 2009, and then supply L-asparaginase back to Ovation during the years 2010-2012. It is possible that we will not be able to successfully complete the technology transfer by the deadline or at all due to technological, manufacturing, regulatory or other issues. If we are unable to effectuate the technology transfer by the deadline, we may not be able to manufacture or sell Oncaspar, which would result in a substantial loss of revenues. Also, if we are unable to supply L-asparaginase back to Ovation during the years 2010-2012, we could be required to pay damages to Ovation in connection with a breach of our obligation to supply them.

Adagen.  We purchase the unmodified adenosine deaminase enzyme used in the manufacturing of Adagen from Roche Diagnostics. Roche Diagnostics, which is based in Germany, and is the only FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in Adagen. During 2002 we obtained FDA approval of the use of the ADA enzyme obtained from bovine intestines from cattle of New Zealand origin. New Zealand currently certifies that its cattle are bovine spongiform encephalopathy (BSE or mad cow disease) free. Beginning in September 2002, the U.S. Department of Agriculture (USDA) required all animal-sourced materials shipped to the United States from any European country to contain a veterinary certificate that the product is BSE free, regardless of the country of origin. Our ADA supply agreement with Roche Diagnostics terminated in 2004 although we are still receiving our supply of ADA from them. We are currently seeking to develop a recombinant ADA as an alternative to the naturally-derived bovine product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics continues to supply us with our requirements of ADA and indicated when they terminated the supply agreement that they will continue to do so for a reasonable period of time as we work to develop another source of ADA. We may have little or no notice if Roche Diagnostics decides to stop supplying us with ADA. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, we will likely experience inventory shortages and potentially a period of product unavailability or a long-term inability to produce Adagen. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations and it could potentially result in significant reputational harm and regulatory difficulties.

Abelcet.  We have two suppliers that produce the amphotericin B used in the manufacture of Abelcet, Bristol-Myers Squibb (BMS) and Alpharma A.p.S. Our supply agreement with BMS terminated on March 1, 2006, and we do not have a supply agreement with Alpharma. We are currently still receiving supply of amphotericin B from BMS, and Alpharma may provide an alternate source in the future, although there can be no assurance they will provide us with amphotericin B. Additionally, we are seeking to qualify at least one additional source of supply. The termination of our supply agreement by BMS may give rise to future increased costs for the acquisition of amphotericin B, as well as increased capital expenditures related to readying a new supplier’s facilities for cGMP, and obtaining production and regulatory approval of Abelcet incorporating the alternative amphotericin B. Although there can be no assurance as to the timing of these increased costs and additional capital expenditures, we anticipate that these may be incurred beginning in calendar year 2007.

If we experience a delay in obtaining or are unable to obtain any compound for any of the products discussed above on reasonable terms, or at all, it could have a material adverse effect on our business, financial condition and results of operations. No assurance can be given that in any case alternative suppliers with appropriate regulatory authorizations could be readily identified if necessary. If we experience delays in obtaining or are unable to obtain any such compounds on reasonable terms, it could have a material adverse effect on our business, financial condition and results of operations.

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

At the present time the vast majority of our research and development operations are focused on the early stages of product research and development, and we are first commencing clinical trials on our product development candidates. The research and development of pharmaceutical products is subject to high risk of failure. Most product development candidates fail to reach the market. Our success depends on the identification of new drugs or modified forms of existing drugs that we can successfully develop and commercialize. We do not expect any of the drugs resulting from our current research and development efforts to be commercially available for several years, if at all. In order to fill our pipeline of product candidates under development, we may attempt to acquire rights to products under development by other companies. The competition for the acquisition of rights to products that are viewed as viable candidates for successful development and commercialization is intense, and we will be competing for such opportunities with many companies with resources that are substantially greater than ours. In addition, our potential products are subject to risks of failure inherent in the development of new pharmaceutical products. These risks include, but are not limited to, risks that the drug might prove ineffective or may cause harmful side-effects during pre-clinical testing or clinical trials, may fail to receive necessary regulatory approvals, cannot be manufactured on a commercial scale basis and therefore may not be economical to produce, may fail to achieve market acceptance or that we may be precluded from commercialization by proprietary rights of third parties.

Our product candidates must undergo extensive clinical testing, the results of which are uncertain and could substantially delay or prevent us from obtaining regulatory approval.

Before we can obtain regulatory approval for a product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete, and the outcome of these trials is uncertain. Clinical development of any product candidate that we determine to take into clinical trials may be delayed or prevented at any time for some or all of the following reasons:

•	negative or ambiguous results regarding the efficacy of the product candidate;

•	undesirable side effects that delay or extend the trials or make the product candidate not medically or commercially viable;

•	inability to recruit and qualify a sufficient number of patients for our trials;

•	regulatory delays or other regulatory actions, including changes in regulatory requirements;

•	difficulties in obtaining sufficient quantities of the product candidate manufactured under current good manufacturing practices;

•	delays, suspension or termination of the trials imposed by us, an independent institutional review board for a clinical trial site, or clinical holds placed upon the trials by the FDA; and

•	we may have inadequate financial resources to fund these trials.

Also, our development programs in the early clinical or preclinical phases. Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to clinical trials. Our preclinical programs may not lead to clinical programs if we fail to identify promising product candidates or our product candidates fail to be safe and effective in preclinical tests. The results of preclinical and Phase I and Phase II clinical studies are not necessarily indicative of whether a product will demonstrate safety and efficacy in larger patient populations, as evaluated in Phase III clinical trials.

From time to time, we may establish and announce certain development goals for our product candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing our preclinical programs into clinical testing or in obtaining regulatory approval, our long-term business prospects will be harmed.

We rely and will continue to rely on clinical investigators, academic institutions, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical testing or clinical trials. While we rely heavily on these parties for successful execution of our clinical trials, we do not control many aspects of their activities. The failure of any of these parties to perform in an acceptable and timely manner, including in accordance with any applicable regulatory requirements, such as good clinical and laboratory practices, or preclinical testing or clinical trial protocols, could cause a delay or otherwise adversely affect our preclinical testing or clinical trials and ultimately the timely advancement of our development programs. We also depend upon third party manufacturers to qualify for FDA approval and to comply with good manufacturing practices required by regulators. The failure of our manufacturers and suppliers to comply with current good manufacturing practices may result in the delay or termination of clinical studies.

A delay in or termination of any of our clinical development programs could have an adverse effect on our business.

We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development by our competitors of competitive products. The U.S. and foreign patents upon which our original PEG technology was based have expired.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the United States and in other countries. We have an extensive portfolio of issued U.S. patents and filed applications many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2007 through 2023. Under our license agreements, we have access to large portions of Micromet AG’s patent estate as well as a small number of individually licensed patents. Of the patents owned or exclusively licensed by us, 7 relate to PEG-INTRON, 17 relate to Abelcet and 3 relate to DepoCyt. Although we believe that our patents provide certain protection from competition for Abelcet and DepoCyt, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us. The scope of patent claims for biotechnological inventions is uncertain and our patents and patent applications are subject to this uncertainty.

In September 2006, we gave notice to Nektar of our intention not to renew the provisions of our agreement with Nektar that gives Nektar the right to sub-license a portion of our PEG technology and patents to third parties. This right terminated as of January 2007 and will not affect any existing sub-licenses granted by Nektar.

We may become aware that certain organizations are engaging in activities that infringe certain of our PEG and single-chain antibody, or SCA, technology patents. We cannot assure you that we will be able to enforce our patent and other rights against such organizations.

We expect that there will continue to be significant litigation in the biotechnology and pharmaceutical industries regarding patents and other proprietary rights. We have in the past been involved in patent litigation and we may likely become involved in additional patent litigation in the future. We may incur substantial costs in asserting any patent rights and in defending suits against us related to intellectual property rights. Such disputes could substantially delay or prevent our product development or commercialization activities and could have a material adverse effect on our business, financial condition and results of operations.

The U.S and corresponding foreign patents upon which our original PEG technology was based and containing broad claims covering the attachment of PEG to polypeptides in 1996. Without that patent protection, other parties are permitted to make, use or sell products covered by the claims of those patents, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We cannot assure you that any of these patents will enable us to prevent competition or that competitors will not develop alternative methods of attaching PEG to compounds potentially resulting in competitive products outside the protection that may be afforded by our patents. We are aware that others have also filed patent applications and have been granted patents in the United States and other countries with respect to the application of PEG to proteins and other compounds.

We or our suppliers could experience delays or difficulties in manufacturing, including problems complying with the FDA’s regulations for manufacturing our products. These problems could materially harm our business.

Manufacturers of drugs must comply with current cGMP regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections of our commercial manufacturing facilities. We or our present or future suppliers may be unable to comply with the applicable cGMP regulations and other FDA regulatory requirements.

Adagen and Oncaspar, which we manufacture, use our earlier PEG technology which tends to be less stable than the PEG technology used in PEG-INTRON and our products under development. Due, in part, to the drawbacks in the earlier technologies we have had and may continue to have manufacturing problems with these products.

We continue to face manufacturing and stability issues with Oncaspar. To date, we have been unable to identify the cause of these issues. If we continue to have these issues with Oncaspar, we may have a disruption in our ability to manufacture Oncaspar. Manufacturing and stability problems have required us to implement voluntary recalls or market withdrawals for certain batches of Oncaspar periodically since 2002 and as recently as the fourth quarter of 2006. Mandatory recalls can also take place if regulators or courts require them, even if we believe our products are safe and effective. Recalls result in lost sales of the recalled products themselves and can result in further lost sales while replacement products are manufactured or due to customer dissatisfaction. We cannot assure you that future product recalls or market withdrawals will not materially adversely affect our business, our financial conditions, results of operations or our reputation and relationships with our customers. Disruption in supply or manufacturing difficulties relating to Oncaspar could cause a disruption in our ability to market and sell Oncaspar and result in a substantial loss of revenues.

The FDA and the MHRA, the British equivalent of the FDA, have conducted periodic inspections of our manufacturing facilities related to Abelcet, Oncaspar and Adagen. Following certain of these inspections, the FDA has issued Form 483 reports citing deviations from cGMP, the most recent of which were issued in January 2006 for our New Jersey facility and August 2005 for our Indianapolis facility. We have responded to such reports with corrective action plans.

We are aware that the FDA has conducted inspections of certain of the manufacturing facilities of Schering-Plough, who manufactures PEG-INTRON, and Merck, who manufactures the L-asparaginase that we receive from Ovation Pharmaceuticals for use in the production of Oncaspar, and those inspections have resulted in the issuance of Forms 483 citing deviations from cGMP.

If we or our partners face additional manufacturing problems in the future or if we or our licensees are unable to satisfactorily resolve current or future manufacturing problems, the FDA could require us or our licensees to discontinue the distribution of our products or to delay continuation of clinical trials.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified scientific, technical and managerial personnel, including our Chief Executive Officer. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Although we have employment agreements with our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer, our ability to continue to retain such officers, as well as other senior executives or key managers is not assured. The loss of the services of one or a combination of our senior executives, particularly our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer, as well as the failure to recruit additional key scientific, technical and managerial personnel in a timely manner, would have an adverse effect on our business.

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

We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. For example, PEG-INTRON faces increased competition from Hoffman LaRoche’s Pegasys, Abelcet faces increased competition from Astellas Pharma and Gilead Pharmaceuticals’ AmBisome and Three Rivers Pharmaceuticals’ Amphotec. DepoCyt competes with the generic drugs, cytarabine and methotrexate, and Oncaspar competes with ELSPAR® (asparaginase). Other existing and future products, therapies and technological approaches will compete directly with our products. Current and prospective competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. In addition, any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share.

Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing and financial resources than we do. Accordingly, our competitors may develop technologies and products that are superior to those we or our collaborators are developing and render our technologies and products or those of our collaborators obsolete and noncompetitive. In addition, many of our competitors have much more experience than we do in preclinical testing and human clinical trials of new drugs, as well as in obtaining FDA and other regulatory approval. If we cannot compete effectively, our business and financial performance would suffer.

We and our licensees are subject to extensive regulation. Compliance with these regulations can be costly, time consuming and subject us to unanticipated delays in developing our products. The regulatory approval process is highly uncertain and we may not successfully secure approval for new products.

The marketing of pharmaceutical products in the United States and abroad is subject to stringent governmental regulation. The sale of any new products for use in humans in the United States will require the prior approval of the FDA. Similar approvals by comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the clinical testing and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. We cannot assure you that we or our licensees will be able to obtain or maintain FDA or other relevant marketing approval for any of our products.

In addition, any approved products are subject to continuing regulation. If we or our licensees fail to comply with applicable requirements, it could result in penalties, fines, recalls or other injunctive or oversight remedies.

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

In some cases, FDA approval may be provisional. For example, our product DepoCyt was approved under the Accelerated Approval regulations of Subpart H of the Food, Drug and Cosmetic Act. These regulations are intended to make promising products for life-threatening diseases available to the market on the basis of preliminary evidence prior to formal demonstration of patient benefit. Approvals granted under Subpart H are provisional and require a written commitment to complete post-approval clinical studies that formally demonstrate patient benefit. Our licensor, SkyePharma, is responsible for conducting the required study. If the FDA determines that such post-approval clinical study fails to demonstrate patient benefit, the registration for DepoCyt may be subject to withdrawal.

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

The commercial success of our products will depend upon their acceptance by the medical community and third-party payors as clinically useful, cost-effective and safe. Even if our products obtain regulatory approval, we cannot assure you that they will achieve market acceptance of any kind. The degree of market acceptance will depend on many factors, including:

•	the receipt, timing and scope of regulatory approvals,

•	the timing of market entry in comparison with potentially competitive products,

•	the availability of third-party reimbursement, and

•	the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of drug candidates, as well as their advantages over existing technologies and therapeutics.

If any of our products do not achieve market acceptance, we will likely lose our entire investment in that product, giving rise to a material adverse effect on our business, financial condition and results of operations.

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

We may be subject to a variety of types of product liability or other claims based on allegations that the use of our products has resulted in adverse effects, whether by participants in our clinical trials or by patients using our products, and there is no assurance that our insurance will cover all product liability or other claims.

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

The availability of reimbursement by governmental and other third-party payors affects the market for any pharmaceutical product. In recent years, there have been numerous proposals to change the healthcare system in the United States and further proposals are likely. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, government and private third-party payors are increasingly attempting to contain healthcare costs by limiting both the coverage and the level of reimbursement of drug products. For example, under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act), Medicare benefits are provided primarily through private entities that attempt to negotiate price concessions from pharmaceutical manufacturers. This may increase pressure to lower prescription drug prices. The Act also includes other cost containment measures for Medicare in the event Medicare cost increases exceed a certain level, which measures may impose limitations on prescription drug prices. These changes in Medicare reimbursement could have a negative impact on our revenues derived from sales of our products. Moreover, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products.

Our ability to commercialize our products will depend, in part, on the extent to which reimbursement for the cost of the products and related treatments will be available from third-party payors. If we or any of our collaborators succeed in bringing one or more products to market, we cannot assure you that third-party payors will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. In addition, lifetime limits on benefits included in most private health plans may force patients to self-pay for treatment. For example, patients who receive Adagen are expected to require injections for their entire lives. The cost of this treatment may exceed certain plan limits and cause patients to self-fund further treatment. Furthermore, inadequate third-party coverage may lead to reduced market acceptance of our products. Significant changes in the healthcare system in the United States or elsewhere could have a material adverse effect on our business and financial performance.

The law or FDA policy could change and expose us to competition from “generic” or “follow-on” versions of our products, which could adversely impact our business.

Under current U.S. law and FDA policy, generic versions of conventional chemical drug compounds, sometimes referred to as small molecule compounds, may be approved through an abbreviated approval process. There is no abbreviated approval process under current law for biological products approved under the Public Health Service Act through a Biologic License Application, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of these types of biological products under U.S. law, and the FDA’s counterpart in the European Union has recently approved a number of follow-on biologicals. It is not clear whether the FDA will adopt any proposals on generic or follow-on biologics. However, if the law is changed or if the FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our biological products through an abbreviated approval mechanism, and without conducting full clinical studies of their own, it could adversely affect our business.

Risks Related to Our Common Stock and our Convertible Notes

The price of our common stock has been, and may continue to be, volatile, which may significantly affect the trading price of our notes.

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

•	the level of revenues we generate from our sale of products and royalties we receive;

•	the losses we incur or the profits we generate;

•	the results of preclinical testing and clinical trials by us, our collaborative partners or our competitors;

•	announcements of technical innovations or new products by us, our collaborative partners or our competitors;

•	the status of corporate collaborations and supply arrangements;

•	regulatory approvals;

•	developments in patent or other proprietary rights;

•	public concern as to the safety and efficacy of products developed by us or others; and

•	litigation.

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could be materially and adversely affected. Volatility in the price of our common stock may significantly affect the trading price of our convertible notes.

Events with respect to our share capital could cause the shares of our common stock outstanding to increase.

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had approximately 44.0 million shares of common stock outstanding as of December 31, 2006. As of that date, the following securities that may be exercised for, or are convertible into, shares of our common stock were outstanding:

•	Options. Stock options to purchase 6.7 million shares of our common stock at a weighted average exercise price of approximately $12.36 per share;

•	4.5% convertible subordinated notes due 2008 (the “2008 convertible notes”). Our 2008 convertible notes that may be converted into 1.7 million shares of our common stock at a conversion price of $70.98 per share.

•	4% convertible senior notes due 2013 (the “2013 convertible notes”). Our 2013 convertible notes that may be converted into 28.8 million shares of our common stock at a conversion price of $9.55 per share.

•	Restricted stock units. 1.5 million shares of our common stock issuable in respect of outstanding restricted stock units held by officers, employees and directors.

The shares of our common stock that may be issued under the options, restricted stock, the 2008 convertible notes and the 2013 convertible notes are currently registered with the Securities and Exchange Commission, and, therefore, those shares of common stock that may be issued will be eligible for public resale.

The conversion of some or all of the notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

The issuance of preferred stock may adversely affect rights of common stockholders or discourage a takeover.

Under our certificate of incorporation, our board of directors has the authority to issue up to three million shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.

In May 2002, our board of directors authorized shares of Series B preferred stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase Series B preferred stock to holders of the common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, at the discretion of our board of directors, Series B preferred stock) at a price substantially discounted from the then current market price of the common stock. Our stockholder rights plan could generally discourage a merger or tender offer involving our securities that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer.

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

Our 2008 notes are subordinated to all existing and future indebtedness.

Our 2008 convertible subordinated notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness, including our 2013 convertible notes. In the event of our bankruptcy, liquidation or reorganization, or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. We are not prohibited from incurring debt, including senior indebtedness, under the indenture. If we were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected.

We may be unable to redeem our 2013 convertible notes or 2008 convertible notes upon a fundamental change.

We may be unable to redeem the 2013 convertible notes or the 2008 convertible notes in the event of a fundamental change, as defined in the respective indentures. Upon a fundamental change, holders of the 2013 convertible notes and 2008 convertible notes may require us to redeem all or a portion of the 2013 convertible notes and the 2008 convertible notes. If a fundamental change were to occur, we may not have enough funds to pay the redemption price for all tendered 2013 convertible notes and 2008 convertible notes. Any future credit agreements or other agreements relating to our indebtedness may contain similar provisions, or expressly prohibit the repurchase of the 2013 convertible notes or 2008 convertible notes upon a fundamental change or may provide that a fundamental change constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing or redeeming 2013 convertible notes or 2008 convertible notes, we could seek the consent of our lenders to redeem the 2013 convertible notes or 2008 convertible notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase or redeem the 2013 convertible notes or 2008 convertible notes. Our failure to redeem tendered 2013 convertible notes or 2008 convertible notes would constitute an event of default under the respective indenture. In such circumstances, or if a fundamental change would constitute an event of default under our senior indebtedness, the subordination provision of the indenture governing the 2008 convertible notes would restrict payments to the holders of the 2008 convertible notes.

The term fundamental change is limited to certain specified transactions as defined in the respective indentures and may not include other events that might adversely affect our financial condition or the market value of the 2013 convertible notes or the 2008 convertible notes or our common stock. Our obligation to offer to redeem the 2013 convertible notes or the 2008 convertible notes upon a fundamental change would not necessarily afford holders of the 2013 convertible notes or the 2008 convertible notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

The market for unrated debt is subject to disruptions that could have an adverse effect on the market price of the 2013 convertible notes or the 2008 convertible notes, or a market for our notes may fail to develop or be sustained.

The 2013 convertible notes and the 2008 convertible notes are not rated. As a result, holders of the notes have the risks associated with an investment in unrated debt. Historically, the market for unrated debt has been subject to disruptions that have caused substantial volatility in the prices of such securities and greatly reduced liquidity for the holders of such securities. If the notes are traded, they may trade at a discount from their initial offering price, depending on, among other things, prevailing interest rates, the markets for similar securities, general economic conditions and our financial condition, results of operations and prospects. The liquidity of, and trading markets for, the notes also may be adversely affected by general declines in the market for unrated debt. Such declines may adversely affect the liquidity of, and trading markets for, the notes, independent of our financial performance or prospects. In addition, certain regulatory restrictions prohibit certain types of financial institutions from investing in unrated debt, which may further suppress demand for such securities. We cannot assure you that the market for the notes will not be subject to similar disruptions or that any market for our notes will develop or be sustained. Any such disruptions may have an adverse effect on the holders of the notes.

We may not have sufficient funds available to pay amounts due under our 2013 convertible notes or 2008 convertible notes.

We may not have sufficient funds available or may be unable to arrange for additional financing to satisfy our obligations under the notes. Our ability to pay cash to holders of the notes or meet our payment and other debt obligations depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Also, the indentures governing our 2013 convertible notes and 2008 convertible notes do not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under the notes and our other obligations and to fund other liquidity needs.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

We have a 56,000 square foot manufacturing facility in Indianapolis, Indiana, at which we produce Abelcet for the Products segment and products we manufacture for others on a contract basis (Contract Manufacturing segment). Our Indianapolis facility is not subject to any mortgage.

The following are all of the facilities that we currently lease:

		Approx
		Square	Approx.		Lease
Location	Principal Operations	Footage	Annual Rent		Expiration

20 Kingsbridge Road Piscataway, NJ	Research & Development	56,000	$613,000	(1)	July 31, 2021
300 Corporate Ct. S. Plainfield, NJ	Manufacturing	24,000	$217,000	(2)	October 31, 2012
685 Route 202/206 Bridgewater, NJ	Administrative	51,000	$1.2 million	(3)	January 31, 2018

(1)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $613,000 to $773,000.

(2)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $217,000 to $228,000.

(3)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $1.2 million to $1.5 million.

We believe that our facilities are well maintained and generally adequate for our present and future anticipated needs.

The research and development activities at the Piscataway facility support the Products segment. The administrative functions in Bridgewater support all segments. The manufacturing facility in South Plainfield supports the Products segment.

In February 2007, our board of directors approved a plan to consolidate our manufacturing operations in Indianapolis, Indiana from our South Plainfield, New Jersey facility. We expect this consolidation to take approximately one year and that this change will help streamline operations and eliminate certain redundancies. We expect total cost of this restructuring will be between $8.0 million and $10.0 million in 2007 with a write-off of an estimated $8.0 million related to the leased facility in 2008.

Item 3.	Legal Proceedings

There is no pending material litigation to which we are a party or to which any of our property is subject nor have we been required to pay any penalty to the U.S. Internal Revenue Service (IRS) for failure to make disclosures required with respect to certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the trading symbol “ENZN”.

The following table sets forth the high and low sale prices for our common stock during the year ended December 31, 2006, the six months ended December 31, 2005 and the year ended June 30, 2005, as reported by the NASDAQ Gobal Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2006
First Quarter	$8.35	$6.50
Second Quarter	9.28	7.06
Third Quarter	8.49	7.12
Fourth Quarter	8.73	7.84
Six Months Ended December 31, 2005
First Quarter (ended September 30, 2005)	$8.35	$6.36
Second Quarter (ended December 31, 2005)	7.73	6.59
Year Ended June 30, 2005
First Quarter	$16.10	$11.01
Second Quarter	16.81	12.69
Third Quarter	14.07	10.02
Fourth Quarter	10.21	5.70

Comparison of Cumulative Total Return

Total Return To Shareholders
(Includes reinvestment of dividends)

ANNUAL RETURN PERCENTAGE
Periods Ending

Company/Index	6/03	6/04	6/05	12/05	12/06
ENZON PHARMACEUTICALS, INC.	(50.04)	1.67	(49.22)	14.20	15.00
NASDAQ U.S. INDEX	11.02	26.05	1.08	7.53	9.87
NASDAQ PHARMACEUTICAL INDEX	38.32	11.46	(5.12)	19.73	(2.11)

INDEXED RETURNS
Periods Ending

	Base
	Period
Company/Index	6/02	6/03	6/04	6/05	12/05	12/06
ENZON PHARMACEUTICALS, INC.	100	49.96	50.80	25.80	29.46	33.88
NASDAQ U.S. INDEX	100	111.02	139.94	141.46	152.11	167.12
NASDAQ PHARMACEUTICAL INDEX	100	138.32	154.18	146.28	175.14	171.45

Holders

As of February 28, 2007, there were 1,459 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Item 6.	Selected Financial Data

Set forth below is our selected financial data for the year ended December 31, 2006, the six-month period ended December 31, 2005 and the four fiscal years ended June 30, 2005 (in thousands, except per-share data):

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005(1)	2005	2004	2003(4)	2002

Consolidated Statement of Operations Data:
Total revenues(2)	$185,653	$73,699	$166,250	$169,571	$146,406	$75,805
Cost of product sales and contract manufacturing	50,121	23,216	46,023	46,986	28,521	6,078
Research and development	43,521	13,985	36,957	34,769	20,969	18,427
Write-down of carrying value of investment	—	—	—	8,341	27,237	—
Acquired in-process research and development	11,000	10,000	—	12,000	—	—
Restructuring charge	—	—	2,053	—	—	—
Write-down of goodwill and intangibles(3)	—	284,101	—	—	—	—
Other operating expenses	70,511	35,312	70,642	60,433	39,782	16,687

Operating income (loss)	10,500	(292,915)	10,575	7,042	29,897	34,613
Investment income, net	24,670	3,248	4,360	13,396	8,942	18,681
Interest expense	(22,055)	(9,841)	(19,829)	(19,829)	(19,828)	(19,829)
Other, net	8,952	(2,776)	(6,768)	6,776	26,938	3,218
Income tax benefit (provision)	(758)	10,947	(77,944)	(3,177)	(223)	9,123

Net earnings (loss) available for common stockholders	$21,309	$(291,337)	$(89,606)	$4,208	$45,726	$45,806

Net earnings (loss) per common share
Basic	$0.49	$(6.69)	$(2.06)	$0.10	$1.06	$1.07
Diluted(5)	$0.46	$(6.69)	$(2.06)	$0.10	$1.05	$1.04

No dividends have been declared.

	December 31,		June 30,
	2006	2005	2005	2004	2003(3)	2002

Consolidated Balance Sheet Data:
Current assets	$212,311	$207,215	$213,882	$179,291	$154,676	$223,291
Current liabilities	59,885	31,146	37,854	31,664	34,345	19,701
Total assets(3)	403,830	341,345	650,861	722,410	728,566	610,748
Long-term debt	397,642	394,000	399,000	400,000	400,000	400,000
Total stockholders’ (deficit) equity(3)	(56,441)	(83,970)	203,502	289,091	291,584	190,495

(1)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, effective July 1, 2005.

(2)	The Company modified its royalty revenue estimation process in December 2005. As a result, there was a one-time one-quarter delay in recognition of certain significant royalty revenues from the six months ended December 31, 2005 into the year ended December 31, 2006.

(3)	The Company recognized an impairment of goodwill and intangibles in the six months ended December 31, 2005. Refer to Note 7 of the accompanying consolidated financial statements.

(4)	The Company acquired the U.S. and Canadian rights to Abelcet in November 2002. As part of the acquisition, the Company acquired the operating assets associated with the development, manufacture, sales and marketing of Abelcet.

(5)	Diluted net earnings per share for 2006 is calculated by assuming conversion of the 4% notes at the time they were issued, in May and June 2006, lowering interest expense and increasing shares of common stock outstanding. Interest expense of $6.7 million was added back to reported net earnings to derive the numerator and 17.8 million dilutive shares were added to the weighted average shares outstanding of 61.4 million to derive the denominator in arriving at the diluted net earnings per share for 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company dedicated to the development and commercialization of therapeutics to treat patients with cancer and adjacent diseases. We operate in three business segments: Products, Royalties and Contract Manufacturing. Our hospital and oncology sales forces market Abelcet, Oncaspar, Adagen, and DepoCyt in the United States. In addition, we receive royalties on sales of PEG-INTRON, marketed by Schering-Plough Corporation, and Macugen®, marketed by OSI Pharmaceuticals and Pfizer Inc. Royalties are derived through others’ application of our proprietary PEGylation technology to their products. PEGylation is a proven means of enabling or enhancing the performance of pharmaceuticals with delivery limitations through the chemical attachment of polyethylene glycol or PEG. Our product-driven strategy includes an extensive drug development program that leverages our proprietary technologies, including a Customized Linker Technologytm PEGylation platform that utilizes customized linkers designed to release compounds at a controlled rate. We complement our internal research and development efforts with strategic initiatives, such as partnerships designed to broaden our revenue base or provide access to promising new technologies or product development opportunities. We also engage in opportunities with third parties to improve our efficiency.

Effective December 31, 2005, we changed our fiscal year-end from June 30 to December 31. Accordingly, the discussion that follows relates to the results of operations and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004. In order to provide bases for analysis of trends and rates of growth, prior-period information for the calendar year 2005 and the six months ended December 31, 2004 were compiled from our financial information previously reported on our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004, December 31, 2004 and March 31, 2005, our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and our Transition Report on Form 10-K for the six months ended December 31, 2005. Quarterly data were not audited.

Results of Operations

Years Ended December 31, 2006 and 2005, Six Months Ended December 31, 2005 and 2004 and Fiscal Years Ended June 30, 2005 and 2004

Summary-level overview twelve months ended December 31, 2006 compared to 2005

Total revenues rose $29.1 million for the year ended December 31, 2006 to $185.7 million from $156.6 million in 2005. The largest component of total revenues is product sales which grew by 7% in the year ended December 31, 2006 from $94.2 million to $101.0 million. Total revenues reflect four full quarters of royalties in 2006 versus approximately three quarters in 2005 contributing to a higher increase than actual growth in royalty activity. There was a one-quarter deferral of royalty revenue recognition in 2005 as we improved our estimation process.

Net income (loss) for the year ended December 31, 2006 was $21.3 million or $0.46 per share on a diluted per-share basis as compared to a net loss of $380.0 million or $(8.73) per diluted share for 2005. Our financial results in 2005 were significantly impacted by the write-down of intangible assets and goodwill, and establishment of allowances against deferred tax assets. The one-quarter deferral in royalty revenue recognition in 2005 also affected comparisons of operating results.

Further discussion of these revenue and profitability fluctuations is contained in the segment analyses and prior-period analyses that follow.

Following is a reconciliation of segment profitability to consolidated income (loss) before income tax (millions of dollars). The percentage changes below and throughout this Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section:

Overview

	Year Ended			Six Months Ended			Fiscal Year Ended
	December	%	December	December	%	December	June	%	June
	2006	Change	2005	2005	Change	2004	2005	Change	2004

Products segment profit (loss)*	$20.5	n.m.	$(267.6)	$(268.9)	n.m.	$11.8	$13.2	(51)	$27.0
Royalties segment profit	70.6	n.m.	48.3	17.8	n.m.	20.9	51.4	5	48.8
Contract Manufacturing segment profit (loss)	2.3	n.m.	(3.3)	(5.6)	n.m.	2.1	4.4	52	2.9
Corporate and other expenses*	(71.3)	(14)	(89.9)	(45.6)	26	(36.2)	(80.7)	13	(71.3)

Income (loss) before income tax*	$22.1	n.m.	$(312.5)	$(302.3)	n.m.	$(1.4)	$(11.7)	n.m.	$7.4

n.m. — not meaningful

*	Effective with 2006 reporting, we began charging research and development expenses related to marketed products to the Products segment on a specific-identification basis. Comparable expenses for 2005 have been reclassified from corporate and other expenses to the Products segment. Such spending in periods prior to 2005 were immaterial. Accordingly, no reclassifications were made.

We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including exploratory and preclinical research and development expenses, general and administrative expenses, depreciation, investment gains and losses, interest income, interest expense and income taxes. Our research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.

Products Segment
(in millions of dollars)

	Year Ended			Six Months Ended			Fiscal Year Ended
	December	%	December	December	%	December	June	%	June
	2006	Change	2005	2005	Change	2004	2005	Change	2004

Revenues	$101.0	7	$94.2	$49.4	(9)	$54.5	$99.2	(8)	$107.9
Cost of sales	38.3	8	35.6	18.1	4	17.4	34.8	(6)	37.0
Selling & marketing	34.1	1	33.9	15.0	(19)	18.5	37.3	22	30.5
Research & Development*	7.3	304	1.8	1.4	n.m.	—	.4	n.m.	—
Amortization	0.8	n.m.	13.4	6.7	(1)	6.8	13.5	1	13.4
Write-down of goodwill and intangibles	—	n.m	277.1	277.1	n.m.	—	—	—	—

Segment profit (loss)	$20.5	n.m.	$(267.6)	$(268.9)	n.m.	$11.8	$13.2	(51)	$27.0

n.m. — not meaningful

*	Starting in the fourth quarter of 2006, our management began evaluating the performance of the Products segment with the inclusion of research and development cost related to marketed products and costs relating to new indications for those products. As a result of this change in focus, we have included product-related research and development costs as part of profitability within the Products segment in Management’s Discussion and Analysis. Research and development spending on marketed products for the twelve months of 2005, although not material, was reclassified to the Products segment from Corporate and Other Expenses in order to provide a basis for comparison. Such spending in periods prior to 2005 was immaterial.

Revenues

Performance of individual products is provided below (millions of dollars):

	Year Ended			Six Months Ended			Fiscal Year Ended
	December	%	December	December	%	December	June	%	June
Product	2006	Change	2005	2005	Change	2004	2005	Change	2004

Abelcet	$36.5	(12)	$41.5	$21.1	(31)	$30.8	$51.2	(24)	$67.7
Oncaspar	30.9	27	24.4	13.0	33	9.8	21.2	17	18.1
Adagen	25.3	25	20.4	10.9	10	9.9	19.3	13	17.1
DepoCyt	8.3	4	7.9	4.4	10	4.0	7.5	50	5.0

Totals	$101.0	7	$94.2	$49.4	(9)	$54.5	$99.2	(8)	$107.9

Net product sales of $101.0 million represented 7% growth in 2006 over 2005 primarily attributable to volume increases of approximately 20% each for Oncaspar and Adagen. The continued decline in sales of Abelcet, our intravenous antifungal product, was more than offset by growth in our other products. Sales of our lead oncology agent, Oncaspar, grew to $30.9 million or 27% for the year ended December 31, 2006 compared to $24.4 million for the twelve-month period ended December 31, 2005. The growth of Oncaspar is mainly attributable to its continued adoption in certain protocols by hospitals and cooperative groups. On July 25, 2006, we announced the approval of Oncaspar for the first line treatment of patients with acute lymphoblastic leukemia (ALL). Adagen, for the treatment of severe combined immuno-deficiency disease, experienced growth in sales of 25% from $20.4 million in 2005 to $25.3 million in 2006. The increase was primarily the result of a newly negotiated contract with our distributor and the distributor’s establishment during the fourth quarter of 2006 of inventory levels in line with industry norms. Sales of DepoCyt, for treatment of lymphomatous meningitis, increased to $8.3 million in 2006 from $7.9 million last year due to pricing. Skyepharma, our partner for DepoCyt, has responsibility for the conduct of post-marketing studies for DepoCyt, the success of which could impact our future sales. In the second quarter of 2006, Skyepharma submitted such a study to the U.S. Food and Drug Administration. Abelcet sales in the U.S. and Canada declined 12% for the year ended December 31, 2006 compared to the year ended December 31, 2005 in the face of continued competition from current and newly launched therapeutics in the anti-fungal market.

For the six months ended December 31, 2005, net product sales decreased by 9% to $49.4 million over the same period of 2004 as growth in the other products could not overcome the decline in U.S. and Canadian sales of Abelcet. The Abelcet sales decline was due to competitive market conditions from both other lipid amphotericin B products and other classes of antifungal products. During the six months ended December 31, 2005, U.S. and Canadian Abelcet sales were down $9.7 million or 31% as compared to the six months ended December 31, 2004 driven mainly by a reduction in volume. The $3.2 million or 33% increase in revenue for Oncaspar was related to the adoption of Oncaspar in certain protocols by hospitals and cooperative groups resulting in an increase in demand for the product as well as the effect of a price increase in December 2004. The 10% growth in Adagen sales for the six months ended December 31, 2005 as compared to the same period in 2004 was primarily driven by an increase in volume over the prior year, as well as a higher weighted average price. DepoCyt net sales were slightly higher in the six months ended December 31, 2005 compared to the same prior-year period due primarily to increased use by neuro-oncologists because of its more convenient dosing schedule as compared to the native forms of L-asparaginase.

Net product sales for the fiscal year ended June 30, 2005 decreased by 8% to $99.2 million from the year earlier. The decrease in net product sales was attributable to a decline in U.S. and Canadian sales of Abelcet due to continued competitive market conditions. During the year ended June 30, 2005, U.S. and Canadian Abelcet sales declined 24% from the prior fiscal year to $51.2 million. Oncaspar net sales increased 17% to $21.2 million for the year ended June 30, 2005, from $18.1 million in the twelve-month period ended June 30, 2004 due primarily to a higher weighted average price. Adagen net sales were $19.3 million, up 13% over the fiscal year ended June 30, 2004. The growth in Adagen sales for the fiscal year ended June 30, 2005 was driven in part by an increase in the volume over the prior year, as well as a higher weighted-average price. DepoCyt net sales were $7.5 million for the fiscal year ended June 30, 2005, as compared to $5.0 million for the year ended June 30, 2004 due primarily to increased demand, which reflected more focused sales and marketing efforts, and to a lesser extent a higher weighted average price.

We continue to focus on our four marketed brands, Abelcet, Oncaspar, Adagen and DepoCyt and expanding their market potential through new initiatives. Despite our efforts, U.S. and Canadian sales of Abelcet may continue to be negatively affected by the continued competitive conditions in the antifungal market due to the introduction of newer agents from Pfizer, Merck, Astellas and Schering-Plough. We cannot assure you that our efforts to support our products will be successful or that any particular sales levels of Abelcet, Oncaspar, Adagen or DepoCyt will be achieved or maintained.

Cost of sales

Cost of products sold as a percentage of net sales of 38%, remained relatively stable overall in the year ended December 31, 2006 on a year-over-year basis. Oncaspar royalty costs were significantly reduced in 2006 resulting in a $5.3 million reduction due to the January 1, 2006 negotiated lowering of royalties with Sanofi-Aventis. Offsetting this, in part, was a $4.1 million increase in amortization resulting from the intangible that arose from the $35.0 million payment made to Sanofi-Aventis in connection with the royalty reduction. Some inventory write-offs were also experienced in relation to Oncaspar, but other production costs were lower as a percent of sales resulting in a net improvement in margins for the product. Abelcet costs were favorably affected by the December 2005 write-down of related intangibles and the consequent lowering of amortization expense in 2006 as compared to 2005. Also, Abelcet inventory write-off losses experienced in 2005 were not repeated in 2006. These improvements in Abelcet cost of sales were largely offset by erosion of margins in Adagen due to the write-off of certain batch failures. DepoCyt margins remained relatively unchanged.

In February 2007, our board of directors approved a plan to consolidate our manufacturing operations in Indianapolis, Indiana from our South Plainfield, New Jersey facility. We expect this consolidation to take approximately one year and that this change will help streamline operations and eliminate certain redundancies. We expect total charges for this restructuring of between $8.0 million and $10.0 million associated with the transition in 2007, and a write-off of an estimated $8.0 million related to the leased facility in 2008.

Cost of sales of marketed products for the six months ended December 31, 2005 was 37% of sales compared to 32% of sales for the comparable six-month period of 2004. The lower margin earned in the period ended

December 31, 2005 was due mainly to an increase in Abelcet production costs as a result of negative absorption variances arising from low production volumes.

For the year ended June 30, 2005, cost of sales was 35% of sales. This was slightly higher, than the 34% of sales experienced for the year ended June 30, 2004. The percentage increase was attributable to inventory write-offs as well as increased capacity costs.

Selling and marketing expenses

Selling and marketing expenses consist primarily of salaries and benefits for our sales and marketing personnel, as well as other commercial expenses and marketing programs to support our sales force.

The aggregate spending on selling and marketing expense of $34.1 million during the year ended December 31, 2006 remained relatively constant compared to $33.9 million in the same period of 2005. Spending in 2006 shifted somewhat from traditional advertising and promotion experienced in 2005 to more training and education. A medical science liaison function was established in 2006. Oncaspar expansion due to the first line approval for ALL announced in July 2006 was a key focus. We also supported a repositioning of Abelcet during the year.

Selling and marketing expenses for the six months ended December 31, 2005 decreased to $15.0 million, as compared to $18.5 million for the six months ended December 31, 2004. The decrease was primarily due to the timing of our investments in sales and marketing programs, the absence of spending related to the MARQIBO project cancelled in March 2005 and the modified approach to selling in Canada.

Selling and marketing expenses for the year ended June 30, 2005 increased to $37.3 million, as compared to $30.5 million the year earlier. The increase in sales and marketing costs was attributable to our oncology sales operations, premarketing expenses regarding MARQIBO and our hospital-based sales operations.

Research and development expenses

Our existing marketed products are in the later stages of their respective life cycles. For this reason, research and development spending related to marketed products has been directed largely towards securing and maintaining a reliable supply of the ingredients used in their production — primarily in the production of Oncaspar and Adagen. Beginning in the latter half of 2006, we accelerated efforts to study the potential of Oncaspar in treating solid tumors and lymphomas. In August 2006, we initiated a phase I clinical trial of Oncaspar to assure its safety and potential utility in the treatment of advanced solid tumors and lymphomas in combination therapy. Research and development spending on marketed products is expected to continue.

Product-specific research and development spending prior to 2005 was immaterial.

Amortization of acquired intangibles

Amortization expense is principally related to intangible assets acquired in connection with the Abelcet acquisition in November 2002. During the quarter ended December 31, 2005, the Company recognized an impairment write-down of nearly all of these assets amounting to $133.1 million (see below).

This write-down significally reduced periodic amortization expense in the year ended December 31, 2006 to $0.8 million from $13.4 million in the twelve months ended December 31, 2005. Amortization in periods prior to the impairment was relatively consistent: approximately $6.7 million per six-month period and $13.4 million for twelve months.

Write-down of goodwill and intangibles

The majority of our intangible assets prior to 2006 had been acquired in November 2002 with the acquisition of Abelcet. By late 2004 and into 2005, Abelcet sales had declined from historical levels and a long-term strategic plan completed in November 2005 indicated that it was unlikely sales would recover to prior levels. In light of this impairment indicator, we engaged an independent valuation specialist to determine the fair value of the Abelcet asset group and test for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Initial testing disclosed that the future undiscounted net cash flows to be generated by the asset group were insufficient to cover the carrying value of the Abelcet-related intangibles. The fair value of these intangible assets was then calculated and a non-cash impairment charge was recognized in the Products segment for the excess of carrying amount over fair value in the aggregate amount of $133.1 million during the six months ended December 31, 2005.

Effective in the quarter ended December 31, 2005, we changed the manner in which we manage and evaluate the performance of our operations which resulted in a change to our business segmentation and the identification of our related reporting units. This new segmentation necessitated the allocation of our existing goodwill to the newly identified reporting units on a relative fair-value basis. Further, we considered the historical declining performance of the Abelcet products and the impairment recognized of the related intangible assets to be indicators that our Products segment goodwill may be impaired. We engaged an independent valuation firm to perform a valuation of our reporting units, to assist us with the allocation of our goodwill and estimate the fair value of assets using a discounted cash flow analysis. The allocation process resulted in the Products segment being assigned $144.0 million of goodwill. The ensuing testing to estimate the implied fair value of this goodwill disclosed that it was impaired in its entirety. Accordingly, a non-cash impairment loss related to goodwill was recorded in the amount of $144.0 million in the Products segment during the six months ended December 31, 2005.

Royalties Segment

	Year Ended			Six Months Ended			Fiscal Year Ended
	December	%	December	December	%	December	June	%	June
	2006	Change	2005	2005	Change	2004	2005	Change	2004
				(Millions of dollars)

Total royalty revenues	$70.6	n.m.	$48.3	$17.8	n.m.	$20.9	$51.4	5	$48.8

n.m. — not meaningful

The majority of total royalties is comprised of royalty revenue we receive on sales of PEG-INTRON, a PEG-enhanced version of Schering-Plough’s alpha interferon product, INTRON A, which is used for the treatment of chronic hepatitis C. Total royalties also include other royalty revenue and certain license revenues related to the application of our technology to other firms’ products. For example, under an agreement we have with Nektar Therapeutics, Inc. (Nektar), OSI Pharmaceuticals has sublicensed our PEGylation technology for use in Macugen for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. We receive a share of the royalties Nektar receives from OSI Pharmaceuticals.

Our ability to reasonably estimate our royalty revenue as products are sold by licensees was reevaluated in December 2005 as we observed greater volatility that had arisen as a result of expansion in the number of products sold by licensees, the entry of licensees into new geographic territories and the effects of competition on the licensees’ net sales. As royalties constitute a material component of our total revenues and as the timeline for reporting of financial information has become shorter, the need for improved estimating procedures became essential. We concluded in December 2005 that we could no longer reasonably estimate royalty income that we have earned but that has not yet been communicated by the third party licensee.

We recognize royalty revenue when it is reasonably determinable and collection is reasonably assured, which beginning with the quarter ended December 31, 2005, was the notification from the third-party licensee of the royalties earned under the license agreement. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur. The one-quarter deferral of royalty revenue recognition in 2005 had no effect on our cash flow.

Assessing the year-over-year rate of growth of royalty revenues between the twelve months ended December 31, 2006 and 2005 is difficult due to a one-quarter deferral of royalty revenue recognition that took place in December 2005. Much of the increase is attributable to the fact that we are comparing three quarters’ of activity in 2005 with four quarters in 2006 although underlying product sales did rise. In 2006, PEG-INTRON sales continued to grow as a result of its launch in Japan. However, as anticipated, Schering-Plough reported a decline in PEG-INTRON sales in Japan in the fourth quarter of 2006, as new patient enrollment moderates. Macugen, also as anticipated, experienced significant competition from a newly approved agent.

Because of the royalty revenue recognition change, the six-month period ended December 31, 2005 represents essentially just one-quarter’s royalty revenues. This is principally the royalty received on the sales that occurred during the quarter ended September 30, 2005 of PEG-INTRON. The amount of total royalties reported in the quarter ended September 30, 2005 was $15.5 million. The additional total royalties reported for the six months ended December 31, 2005 of $2.3 million includes fees associated with the discontinuation of our research collaboration with Micromet.

Total royalties for the year ended June 30, 2005 increased to $51.4 million, as compared to $48.8 million for the year ended June 30, 2004. The improvement in total royalties over the prior year was due to the January 2005 launch of Macugen in the U.S. and the December 2004 launch of PEG-INTRON combination therapy in Japan.

The future revenues to be received from the use of our technology are dependent upon numerous factors outside of our control such as competition and the effectiveness of marketing by our licensees. Macugen has been experiencing competition in the U.S. and, as noted above, sales of PEG-INTRON in Japan will face increased competition.

Costs and expenses

Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

Contract Manufacturing Segment

Contract manufacturing revenues are primarily comprised of revenues from the manufacture of MYOCET and Abelcet for the European market, and to a lesser extent, the manufacture of an injectable multivitamin, MVI, for Mayne Pharma, Ltd., a division of Hospira, Inc. Our contract manufacturing revenue commenced in November 2002, when we entered into a manufacturing and supply agreement for the manufacture of MYOCET and Abelcet for the European market in connection with our acquisition of the U.S. and Canadian Abelcet business.

	Year Ended			Six Months Ended			Fiscal Year Ended
	December	%	December	December	%	December	June	%	June
Product	2006	Change	2005	2005	Change	2004	2005	Change	2004
	(Millions of dollars)

Revenues	$14.1	—	$14.1	$6.5	(19)	$8.0	$15.6	21	$12.9
Cost of sales	11.8	14	10.4	5.1	(14)	5.9	11.2	12	10.0
Write-down of goodwill	—	n.m.	7.0	7.0	n.m.	—	—	—	—

Segment (loss) profit	$2.3	n.m.	$(3.3)	$(5.6)	n.m.	$2.1	$4.4	52	$2.9

n.m. — not meaningful

Revenues

Contract manufacturing revenue remained unchanged at $14.1 million between 2005 and 2006. Declines in international sales of Abelcet-related revenues were largely offset by growth in MVI and MYOCET. Abelcet international revenues were down, in part, due to declining demand but also due to a billing adjustment related to two contracts that resulted in a 2006 reduction of $1.2 million. Two new contract manufacturing agreements entered into near the end of the year have not yet had a material effect on our consolidated financial statements.

Contract manufacturing revenue for the six months ended December 31, 2005 was $6.5 million compared to $8.0 million for the comparable period of 2004. The decrease in contract manufacturing revenue was attributable to the timing of sales of MVI offset partially by an increase in sales of Abelcet to the European market.

Contract manufacturing revenue for the year ended June 30, 2005 was $15.6 million compared to $12.9 million for the year ended June 30, 2004. The increase in contract manufacturing revenue in fiscal year June 2005 was due to an increase in volume.

Cost of sales

Cost of sales for contract manufacturing was approximately 84% of sales in the year ended December 31, 2006 compared to 74% in the same period of 2005 with the increase due principally to the adverse effect of the above-mentioned billing adjustment of $1.2 million.

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

Write-down of goodwill

In the six-month period ended December 31, 2005, the Contract Manufacturing segment was allocated $7.0 million of goodwill in connection with the redefinition of segments described above in the Products segment. A similar test, as described above, for impairment disclosed that the full amount of goodwill allocated to Contract Manufacturing was impaired and, accordingly, was written off.

Non-U.S. Revenue

We had export sales and royalties recognized on export sales of $68.5 million for the year ended December 31, 2006; $21.0 million for the six months ended December 31, 2005; $52.3 million for the year ended June 30, 2005; and $44.3 million for the year ended June 30, 2004. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $40.1 million, $14.1 million, $36.7 million and $34.7 million for the year ended December 31, 2006, six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004, respectively. Our non-U.S. product sales and royalties are denominated in U.S. dollars and are included in total revenues.

Corporate and Other Expenses

	Twelve Months Ended			Six Months Ended			Fiscal Year Ended
	December	%	December	December	%	December	June	%	June
	2006	Change	2005	2005	Change	2004	2005	Change	2004
				(Millions of dollars)

Research and development	$36.2	19	$30.4	$12.6	(33)	$18.7	$36.6	5	$34.8

General and administrative	35.7	38	25.9	13.6	81	7.5	19.8	20	16.5

Write-down of carrying value of investments	—	—	—	—	—	—	—	n.m.	8.3

Acquired in-process research and development	11.0	10	10.0	10.0	n.m.	—	—	n.m.	12.0

Restructuring	—	—	2.1	—	—	—	2.1	n.m.	—

Other income (expense):
Interest expense	22.1	12	19.8	9.8	(1)	9.9	19.8	—	19.8
Investment income	(24.7)	321	(5.9)	(3.2)	88	(1.7)	(4.4)	(67)	(13.4)
Other, net	(9.0)	n.m.	7.6	2.8	40	1.8	6.8	n.m.	(6.7)

	(11.6)	n.m.	21.5	9.4	(6)	10.0	22.2	n.m.	(0.3)

Corporate Costs	$71.3	(14)	$89.9	$45.6	26	$36.2	$80.7	13	$71.3

n.m. — not meaningful

Research and development

Research and development expenses consist primarily of salaries and benefits; patent filing fees; contractor and consulting fees, principally related to clinical and regulatory projects; costs related to research and development partnerships or licenses; drug supplies for clinical and preclinical activities; as well as other research supplies and allocated facilities charges. Our research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.

The significant increase in research and development spending during the year ended December 31, 2006 reflects a number of key initiatives undertaken to expand and improve our product pipeline. Expenditures rose 19% from $30.4 million in the year ended December 31, 2005 to $36.2 million in the year ended December 31, 2006. Included in the 2005 amount was a $5.0 million payment to Inex Pharmaceuticals Corporation related to the termination of our partnership for the development of the oncology product MARQIBO. Excluding these 2005 costs from the comparison, the underlying growth in research and development spending year-over-year was even more significant.

Investigational New Drug (IND) applications were filed during 2006 relating to recombinant human Mannose-Binding Lectin and the HIF-1 alpha antagonist for solid tumors. The clinical trials underlying these and other research efforts accounted for much of the increased spending in 2006. In addition, the IND filing in December 2006 related to HIF-1 alpha (which filing was approved by the FDA in January 2007) triggered a $5.0 million license milestone payment to Santaris Pharma A/S. This amount was recorded in research and development expense in 2006. One additional IND was filed during 2006. The costs associated with this have been included in the Products segment as it relates to Oncaspar.

We anticipate filing an additional one or two INDs in 2007 as well as commencing clinical trials for our HIF-1 alpha antagonist and PEG-SN38.

Corporate research and development expenses decreased to $12.6 million for the six months ended December 31, 2005, as compared to $18.7 million for the six months ended December 31, 2004. The decrease was attributable to decreased costs related to the March 2005 termination of further development of MARQIBO of approximately $2.9 million, as well as decreased spending of $3.5 million related to clinical and preclinical development programs, which was primarily attributable to the termination of our clinical development programs and $2.2 million related to personnel-related expenses. Offsetting these declines, in part, were increased costs of $2.5 million related to the Micromet termination agreement. Corporate research and development expenses increased to $36.6 million for the year ended June 30, 2005, as compared to $34.8 million for the year ended June 30, 2004. The increase was attributable to increased costs related to MARQIBO, which included the impact of a $5.0 million payment related to the termination of our partnership with Inex, as well as increased personnel-related expenses. These increases were offset in part by decreased spending related to clinical and preclinical development programs, which was primarily attributable to the termination of our clinical development program for Pegamotecan.

General and administrative

General and administrative expenses consist primarily of salaries and benefits for support functions; outside professional services for accounting, audit, tax, legal, and financing activities; and allocations of facilities costs.

General and administrative expenses rose $9.8 million from $25.9 million for the year ended December 31, 2005 to $35.7 million for the year ended December 31, 2006. The increase is mainly attributable to $7.0 million in legal costs incurred in the fourth quarter of 2006 in connection with securing the supply of the raw material used to produce Oncaspar. In addition, the earnings impact resulting from the July 1, 2005 adoption of share-based compensation rules was felt most heavily in general and administrative expenses due to the recognition of executive and director compensation principally in this classification. Not only were the new accounting rules effective for a full twelve months of 2006 versus just six months in 2005, the measure of share-based compensation rises each year for the first few years after adoption as amortization of additional grants are layered into the computations.

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

General and administrative expenses for the year ended June 30, 2005 increased to $19.8 million, as compared to $16.5 million for the year ended June 30, 2004. The increase in general and administrative costs was primarily attributable to increased accounting and related fees associated with our Sarbanes-Oxley Act compliance activities, as well as an increase in personnel-related costs, including employee search fees and relocation expenses.

Write-down of carrying value of investment

During the year ended June 30, 2004, we recorded a write-down of the carrying value of our investment in Micromet that resulted in a non-cash charge of $8.3 million. In April 2002, we entered into an agreement with Micromet related to antibody-based therapeutics. In connection with this agreement, we made an $8.3 million investment in Micromet in the form of a note payable to us that was convertible into Micromet common stock at the election of either party. Our decision to write-down the note was based on a decline in the estimated fair value of this investment that was deemed to be other-than-temporary. Subsequently, in November 2005, we terminated our research collaboration and converted the note into common shares of Micromet.

Acquired in-process research and development

Acquired in-process research and development for the year ended December 31, 2006 was comprised of payments totaling $11.0 million to Santaris Pharma A/S for rights to a total of eight RNA antagonists based on LNA (locked nucleic acid) technology. Acquired in-process research and development of $10.0 million for the twelve months ended December 31, 2005 as well as for the six months ended December 31, 2005, was attributable to the execution of a license agreement with NatImmune in September 2005 for the clinical development of recombinant human Mannose-Binding Lectin. Acquired in-process research and development for the year ended June 30, 2004 was $12.0 million, attributable to an up-front payment that we made to Inex related to the execution of a partnership for the clinical development of MARQIBO. As each of these technologies were in the developmental stage at the time of acquisition, the payments were charged to operations.

Restructuring charge

During the year ended June 30, 2005, we incurred charges totaling $2.1 million pertaining to a realignment of our costs through a restructuring. This decision was based on the aforementioned increasingly competitive conditions in the intravenous antifungal market affecting Abelcet, as well as the discontinuation of certain research and development projects. The charges were primarily attributable to employee termination benefits.

Other income (expense)

Other income (expense) for the year ended December 31, 2006 netted to income of $11.6 million as compared to net other expense in the comparable period of 2005 of $21.5 million. The refinancing of a significant portion of our long-term debt in 2006 affected the year-to-year comparisons in a number of manners (refer to Liquidity and Capital Resources below). Other income (expense) for the six months ended December 31, 2005, the six months ended December 31, 2004, and the year ended June 30, 2005 was an expense of $9.4 million, $10.0 million and $22.2 million, respectively, as compared to income of $0.3 million for the year ended June 30, 2004.

Interest expense rose during the year ended December 31, 2006 due primarily to the write off of $2.5 million of deferred offering costs in connection with the repurchase of a portion of our 4.5% notes. Interest expense related to the 4.5% convertible subordinated notes was $9.8 million for the six months ended December 31, 2005, $9.9 million for the six months ended December 31, 2004 and $19.8 million for each of the years ended June 30, 2005 and 2004.

Net investment income for the year ended December 31, 2006 increased year over year due to a gain of $13.8 million realized in 2006 on the sale of our remaining 1,023,302 shares of Nektar common stock. In addition, we had more investments outstanding in 2006 at higher interest rates than in the same period of 2005. Net investment income for the six months ended December 31, 2005 increased by $1.5 million to $3.2 million, as compared to $1.7 million for the six months ended December 31, 2004. This increase was principally due to the increase in interest income from our interest-bearing investments.

Net investment income for the year ended June 30, 2005 decreased by $9.0 million to $4.4 million, as compared to $13.4 million for the year ended June 30, 2004. This decrease was principally due to the sale of 880,075 shares of Nektar Therapeutics common stock that resulted in the net gain of approximately $11.0 million, recorded during the year ended June 30, 2004. This decrease in investment income was partially offset by a $2.0 million increase in interest income for the year ended June 30, 2005, as compared to the year ended June 30, 2004.

Concurrent with the 2006 issuance of new 4% notes due 2013, we used a portion of the proceeds to repurchase $271.4 million principal amount of 4.5% notes due 2008 outstanding at a purchase price of $262.1 million resulting in a gain of $9.2 million reflected in other, net. During the twelve months ended December 31, 2005, we realized a loss of $8.6 million related to the sale of NPS Pharmaceuticals (NPS) common stock we received under a June 2003 merger termination agreement and a financial instrument we entered into to reduce our exposure to the change in fair value associated with such shares, specifically a zero cost protective collar arrangement (the Collar).

For the six months ended December 31, 2005, other, net was an expense of $2.8 million compared to an expense of $1.8 million for the comparable prior-year period. During each of the six-month periods ended December 31, 2005 and 2004, we sold 375,000 shares of NPS common stock and 375,000 shares of the Collar instrument matured. This resulted in the recognition of losses of $3.5 million and $1.3 million as components of other income (expense) for each of the six-month periods, respectively.

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

During the year ended June 30, 2004, we recognized an unrealized gain of $2.3 million related to the change in the fair value of our NPS common stock, a realized gain of $2.4 million related to the sale and repurchase of 1.1 million shares of NPS common stock, and an unrealized gain of $1.7 million related to change in the fair value of the Collar. There was $0.3 million of other miscellaneous non-operating income for the year ended June 30, 2004.

Income taxes

Income tax expense of $0.8 million for the year ended December 31, 2006 is comprised of certain state and Canadian taxes. No federal income tax expense was recorded due to the utilization of deferred tax assets. No state net operating loss carry-forwards were purchased or sold during 2006. For the twelve months ended December 31, 2005, the net income tax provision was $67.5 million. This was almost entirely the result of a full valuation allowance against our deferred tax assets in June 2005 based on our assessment that it was not likely we would realize a future benefit from those assets.

For the six months ended December 31, 2005, we recognized a non-cash net tax benefit of approximately $10.9 million for federal and state purposes, as compared to a net tax benefit of $0.5 million for the six months ended December 31, 2004. Income tax benefit for the six months ended December 31, 2005 is primarily the result of the Company’s write-off of goodwill. A deferred tax liability had been accreting due to goodwill being amortized for tax purposes but not for books. This deferred tax liability was converted into a deferred tax asset against which a valuation allowance was established. Also, during the six months ended December 31, 2005, we sold approximately $3.1 million of our state net operating loss carryforwards not expected to be useable by us for proceeds of $0.2 million (which was recorded as a tax benefit) and we recorded state tax expense of $0.2 million and foreign tax expense of $0.1 million.

During the year ended June 30, 2005, we recorded a non-cash charge of $77.9 million, which represents a full reserve against our existing net deferred tax assets of $68.2 million, a deferred tax liability charge of $10.6 million associated with our goodwill, as well as a $0.8 million income tax provision for the twelve months ended June 30,

2005. This charge was determined based on our assessment of the likelihood that we will benefit from these assets. Realizing a benefit is ultimately dependent on our ability to generate sufficient future taxable income prior to the expiration of the tax benefits that are recognized as deferred tax assets on our balance sheet. Based on an analysis of the continued decline in our Abelcet revenues, coupled with projected continuing funding of research and development, we determined that it was more likely than not that we would not realize the tax benefits attributable to our deferred tax assets.

Income tax expense for the year ended June 30, 2004 of $3.2 million is comprised of a tax provision for income taxes payable and a charge of $2.7 million primarily related to an increase in our valuation allowance for certain research and development tax credits and capital losses based on our assessment that it was not more likely than not that we would be able to utilize these assets. During the year ended June 30, 2004, we sold approximately $3.2 million of our state net operating loss carryforwards for proceeds of $0.3 million (which was recorded as a tax benefit) and we purchased approximately $23.5 million of gross state net operating loss carryforwards for $1.5 million.

Liquidity and Capital Resources

Total cash reserves, including cash, cash equivalents, short-term investments and marketable securities, were $240.6 million as of December 31, 2006 as compared to $226.6 million as of December 31, 2005. Positive operating cash flows for the year ended December 31, 2006 and cash proceeds of $20.2 million from the sale of Nektar common stock contributed to the increase in cash reserves. Partially offsetting these cash inflows was the January 2006 payment to Sanofi-Aventis of $35.0 million relating to a reduction of the Oncaspar royalty rate and the $11.0 million payment to Santaris for their technology rights. Not yet reflected as a reduction to the December 31, 2006 cash balance are the $20.0 million committed payment to Ovation under the December 2006 supply and license agreement, the $5.0 million HIF-1 alpha antagonist milestone payment to Santaris, and the $7.0 million legal fees incurred in connection with securing the supply of the raw material used to produce Oncaspar. These payments occurred in the first quarter of 2007.

Within the overall rise in total cash reserves, cash and cash equivalents decreased $48.1 million during the year ended December 31, 2006 while investments rose $62.1 million. Cash provided by operating activities for the year ended December 31, 2006 was $43.3 million compared to $17.7 million for the twelve months ended December 31, 2005 (as compiled from previous reports on Forms 10-Q and 10-K). The primary elements in the $25.6 million improvement year-over-year were improved operating earnings plus net cash inflows relating to changes in operating assets and liabilities in 2006 compared to net cash out flows relating to operating assets in 2005. Net cash used in investing activities was $97.6 million in 2006 compared to $5.3 million in 2005. In addition to investments in short-term investments and marketable securities, we acquired $9.7 million of property and equipment, $11.0 million of in-process research and development and $35.0 million of product rights. Financing activities in 2006 provided a source of cash in the amount of $6.2 million reflecting the net favorable effects of refinancing a portion of our long-term debt as described below and $1.1 million of stock option exercises. In 2005, the repurchase of notes payable used $5.4 million of cash.

As of December 31, 2006, we had outstanding $275.0 million of convertible senior notes payable that bear interest at an annual rate of 4% and $122.6 million of convertible subordinated notes payable that bear interest at an annual rate of 4.5%. Interest is payable on June 1 and December 1 for the 4% notes and January 1 and July 1 for the 4.5% notes. Accrued interest on the notes was $3.7 million and $8.9 million, respectively as of December 31, 2006 and 2005. The second-quarter 2006 issuance of the 4% notes generated $275.0 million of gross financing cash inflows ($225.0 million in May and $50.0 million in June). We incurred $7.7 million of costs in connection with the note issuances including legal, accounting and underwriting fees. The net proceeds of the 4% note issuance were used to repurchase $271.4 million face value ($133.8 million in May and $137.6 million in July) of 4.5% notes outstanding at a purchase price of $965 for each $1,000 principal amount plus accrued interest. The combined purchase price was $262.1 million and accrued interest amounted to $2.5 million. Our Board of Directors has authorized us to, and we may, make additional privately negotiated repurchases of the notes from time to time at the discretion of our senior management. For a more detailed description of the terms of our convertible subordinated notes see “Contractual Obligations” below.

Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; short-term investments; marketable securities; sales of Abelcet, Oncaspar, Adagen and DepoCyt; royalties earned; and contract manufacturing revenue. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future; however we may refinance or seek new financing to meet the payments due upon maturity of our remaining 4.5% convertible subordinated notes in 2008. We will likely seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations, debt retirement and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. (See Risk Factors — “We will need to obtain additional financing to meet our future capital needs and our failure to do so could materially and adversely affect our business, financial condition and operations.”)

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2006, we are not involved in any SPE transactions.

In May and June 2006, we raised $275.0 million through the issuance of 4% senior convertible notes in order to partially repurchase our outstanding 4.5% convertible subordinate notes due July 1, 2008. The 4% notes are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes is 28.8 million shares. The 4.5% notes have a conversion price of $70.98 per share. Consequently, dilution related to the 4.5% notes is remote. The notes are discussed in greater detail in Liquidity and Capital Resources above and Contractual Obligations below.

In addition, stock options to purchase 6.7 million shares of our common stock at a weighted average exercise price of $12.36 per share and 1.5 million restricted stock units were outstanding at December 31, 2006 that represent additional potential dilution.

Significant Agreement

On September 7, 2006, we gave notice to Nektar of our intention not to renew the provisions of our agreement with them that gives Nektar the right to sub-license a portion of our PEG technology and patents to third parties. This right terminated effective January 2007. Nektar will only have the right to grant any additional sublicenses to a limited class of our PEG technology. Existing sublicenses granted by Nektar are unaffected.

Contractual Obligations

Our major outstanding contractual obligations relate to our long-term debt, including interest, operating lease obligations, inventory purchase obligations and our license agreements with collaborative partners.

As of December 31, 2006, we had $275.0 million of 4% convertible senior unsecured notes outstanding. These notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. They may be converted at the option of the holders into our common stock at an initial conversion price of $9.55 per share. The 4% notes rank equal to our other senior unsecured debt and all future senior unsecured debt.

At any time on or after June 1, 2009, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, we, at our option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the 4% notes to be redeemed, plus accrued interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the notes, holders of the notes may require us to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in the transaction constituting the fundamental change.

In connection with our issuance of $275.0 million of the 4% senior convertible notes in May and June 2006, we entered into a registration rights agreement whereby we agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to permit the public resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain the effectiveness of the shelf registration for a period of two years beginning November 3, 2006 would result in additional interest of up to $2.5 million being payable on the notes as of December 31, 2006. Failure to maintain the effectiveness is deemed to be remote.

As of December 31, 2006, we had $122.6 million of 4.5% convertible subordinate notes outstanding. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. The 4.5% notes are redeemable by us at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.

We lease three facilities in New Jersey. Future minimum lease payments and commitments for operating leases total $26.9 million at December 31, 2006.

On October 1, 2006, we entered into the Third Amendment to Lease Agreement (the Third Amendment) for the leased premises at 685 Route 202/206 Bridgewater, New Jersey, our executive offices. The Third Amendment, together with the Lease Agreement dated March 27, 2002, and amendments dated November 11, 2002 and July 22, 2005 are collectively referred to as the “Lease.”

Pursuant to the Third Amendment, the parties agreed to increase the floor space of the leased premises by 18,778 square feet to a total of 50,624 square feet, and to extend the initial term of the Lease through January 31, 2018. The basic annual rent for the leased premises for the remainder of the term shall be $1.2 million through January 31, 2008, $1.4 million through January 31, 2014 and $1.5 million through January 31, 2018. The Third Amendment granted us one option to renew the Lease for a period of five years at the market rental rate (as defined in the Lease). In addition, the Third Amendment granted us a right of first offer, on the terms set forth in the Third Amendment, with respect to any space in the building containing the lease premises should any such space become available.

Our agreement with SkyePharma provides for the two companies to combine their drug delivery technologies and expertise to jointly develop up to three products for future commercialization. Research and development costs related to the jointly developed products will be shared equally based on an agreed upon annual budget, and future revenues generated from the commercialization of jointly-developed products will also be shared equally. In addition, SkyePharma is entitled to a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development.

Under our exclusive license for the right to sell, market and distribute SkyePharma’s DepoCyt product, we are required to purchase minimum levels of finished product of $5.0 million for each calendar year. SkyePharma is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annualized run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25.0 million for four consecutive quarters. We are also responsible for a milestone payment if the product receives approval for all neoplastic meningitis prior to December 31, 2007. The milestone payment declines throughout 2007 to a minimum payment of $5.0 million for an approval after December 31, 2007. To date, no milestone payments defined under the agreement have been generated by SkyePharma and no development activity is in progress.

In December 2006, we entered into supply and license agreements with Ovation. Pursuant to the agreements, Ovation will supply us specified quantities of the active ingredient used in the production of Oncaspar during calendar years 2007, 2008 and 2009. Additionally, Ovation granted to us a non-exclusive, fully-paid, perpetual, irrevocable, worldwide license to the cell line from which such ingredient is derived. We are required to make a one-time, non-refundable payment to Ovation of $20.0 million of which $17.5 million is attributable to the license and $2.5 million is attributable to an initial supply of the ingredient by Ovation to the Company. This payment was made in February 2007. We agreed to effectuate, at our cost, a technology transfer of the cell line and manufacturing capabilities for the ingredient from Ovation to us (or a third party manufacturer on behalf of ourselves) no later than December 31, 2009. We further agreed to supply specified quantities of the ingredient to Ovation, at Ovation’s option, in calendar years 2010-2012. If we fail to supply the specified quantities in 2010-2012, we will be required to pay damages to Ovation in the amounts of $5.0 million in 2010, $10.0 million in 2011 and $15.0 million in 2012.

In July 2006, we entered into a license and collaboration agreement with Santaris Pharma A/S (Santaris) for up to eight RNA antagonists. We obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-l alpha and Survivin gene targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by us, and we will have the right to develop and commercialize those antagonists worldwide, other than Europe. We made an initial payment of $8.0 million to Santaris in August 2006 and an additional $3.0 million in November 2006. As of December 31, 2006, $5.0 million relating to the achievement of a license milestone was included in accounts payable. We will be responsible for making additional payments upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales of products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.

In September 2005, we entered into a license agreement with NatImmune A/S (NatImmune) for NatImmune’s lead development compound, recombinant human Mannose-binding Lectin (rhMBL), a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, we received exclusive worldwide rights, excluding the Nordic countries, and are responsible for the development, manufacture, and marketing of rhMBL. The $10.0 million upfront cost of the license agreement was charged to in-process research and development during the six months ended December 31, 2005. During 2006, we paid NatImmune $2.1 million for license milestones and will be responsible for making additional payments upon the successful completion of certain clinical development, regulatory, and sales-based milestones. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by us and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.

The following chart represents our contractual cash obligations aggregated by type as of December 31, 2006 (in millions):

	Payments due by period
Contractual Obligations and		Less Than	1-3	4-5	More Than
Commercial Commitments(1)	Total	1 Year	Years	Years	5 Years

Long-term debt(2)	$397.6	$—	$122.6	$—	$275.0
Operating lease obligations	26.9	2.1	4.6	4.4	15.8
Inventory purchase obligations	42.5	8.0	19.5	10.0	5.0
Interest due on long-term debt	82.5	16.5	27.5	22.0	16.5

Totals	$549.5	$26.6	$174.2	$36.4	$312.3

(1)	The table does not include potential milestone payments of $330.8 million to Santaris Pharma that are only payable upon successful development of all eight RNA antagonists selected by us. Also, omitted from the table are $29.5 million of committed payments included as an obligation on our consolidated balance sheet at December 31, 2006. These committed payments comprising $17.5 million to Ovation under the December

2006 supply and license agreement, the $5.0 million HIF-1 alpha antagonist milestone payment to Santaris and $7.0 million in legal fees incurred in connection with the securing of the L-asparaginase supply.

(2)	Our 4.5% convertible notes are payable on July 1, 2008 and our 4.0% convertible notes are payable on June 1, 2013.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All professional accounting standards effective as of December 31, 2006 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Revenues

Revenues from product sales and contract manufacturing revenue are recognized when title passes to the customer, generally at the time of shipment. For product sales we also record a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals.

Effective January 1, 2006, we changed our third-party distributor for three of our four products — Abelcet, Oncaspar and DepoCyt. For Abelcet, our new third-party distributor ships product to the same wholesalers as prior to the change. We continue to recognize revenues for Abelcet at the time of sale to the wholesaler. The distribution process for Oncaspar and DepoCyt has changed. Sales are recorded when Oncaspar and DepoCyt are shipped by our new third-party distributor directly to the end-user. We previously sold the products to a specialty distributor and recorded sales at that time. Adagen distribution remains unchanged in terms of timing of revenue recognition. We recognize revenue for Adagen upon sale to the specialty distributor.

In addition to the new distributor handling the indicated products on our behalf, it administers certain billing and accounts receivable functions. We provide chargeback payments to the wholesalers based on their sales to members of buying groups at prices determined under a contract between ourselves and the member. Administrative fees are paid to buying groups based on the total amount of purchases by their members. We estimate the amount of the chargeback that will be paid using (a) distribution channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel, and (b) historical trends, adjusted for current changes. The settlement of the chargebacks generally occurs within three months after the sale to the wholesaler. We regularly analyze the historical chargeback trends and make adjustments to recorded reserves for changes in trends.

In addition, state agencies that administer various programs, such as the U.S. Medicaid programs, receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. In determining the appropriate accrual amount, we use (a) channel information obtained from certain of our wholesalers, which allows us to determine the amount and expiry of inventory in the distribution channel, (b) our historical Medicaid rebate and administrative fee payments by product as a percentage of our historical sales, and (c) as any significant changes in sales trends. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the lag time between sale and payment of a rebate, which can range up to nine months, and the level of reimbursement by state agencies.

The following is a summary of gross-to-net sales reductions that are accrued on our consolidated balance sheets as of December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005

Accounts Receivable Reductions
Chargebacks	$3,388	$3,717
Cash Discounts	168	202
Other (including returns)	1,767	1,304

Total	$5,323	$5,223

Accrued Liabilities
Medicaid Rebates	$1,335	$1,832
Administrative Fees	205	286

Total	$1,540	$2,118

Grand Total	$6,863	$7,341

Royalties under our license agreements with third parties are recognized when reasonably determinable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds and collection is reasonably assured. Notification from the third party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur.

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

Income Taxes

Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2006, we believe that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if such tax position is probable of being sustained.

Long-Lived Asset Impairment Analysis

Long-lived assets, including amortizable intangible assets are tested for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This testing is performed when impairment indicators are present. Impairment indicators are events or circumstances that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.

SFAS No. 144 testing for the recoverability of amortizable intangible assets is performed initially by comparing the carrying amount of the asset group to the future undiscounted net cash flows to be generated by the assets. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the assets within the asset group must be determined and we would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts and forecasts that are based on management’s best estimates and judgment. Actual results may differ from these estimates.

Share-Based Payments

Effective July 1, 2005, we adopted SFAS 123R, “Share-Based Payment.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. Until we have developed sufficient reliable information, we are using a peer group average for purposes of estimating forfeitures of share-based payments. As stratified data are developed, they will be compared to the initial average and the rate will be adjusted to actual. The new rules had a material effect on our consolidated results of operations and earnings per share and we expect them to continue to have a material effect in future periods as future share-based payments are charged to operating expense. The impact such payments will have on our results of operations will be a function of the number of shares awarded, vesting and the trading price of our stock at date of grant. In April 2005, the Board of Directors accelerated the vesting of all of our out-of-the-money unvested stock options awarded to officers, directors and employees and, in June 2005, the Board of Directors accelerated the vesting of unvested stock options granted in May and June 2005 to Company officers. This acceleration may have resulted in our not having to recognize compensation expense in the year ended December 31, 2006 and the six months ended December 31, 2005 in the amounts of $9.6 million and $5.0 million, respectively, or in subsequent years through 2009 in the aggregate amount of $11.8 million.

We have elected the modified prospective transition method which requires that compensation costs be recorded, as earned, for all unvested stock options and restricted stock awards outstanding at June 30, 2005. As of December 31, 2006, there was $6.8 million of total unrecognized compensation cost related to unvested options that is expected to be recognized over a weighted-average period of 28 months.

Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and recognized over the related vesting or service period.

Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any. Expected volatility is based on historical Enzon stock price information.

Recently Issued Accounting Standards

The FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the use of fair value in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. We are in the process of evaluating the new standard which is not expected to have any effect on our consolidated financial position or results of operations although financial statement disclosures will be revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for us as of the first quarter of 2008.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. The interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We currently recognize a tax position if it is probable of being sustained. The interpretation is effective for us beginning January 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than not recognition threshold at the effective date may continue to be recognized upon adoption. We are evaluating the potential effects the interpretation may have on our consolidated financial position or results of operations, but we do not expect there to be any material consequence.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” Amongst other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. We are currently evaluating the effect of the adoption of SFAS No. 155, but believe it will not have a material impact on our financial position or results of operations.

Forward-Looking Information and Factors That May Affect Future Results

There are forward-looking statements contained herein which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should”, “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to:

•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that we will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of our marketed products or products sold by others from which we derive royalty revenues. Such sales declines could result from increased competition, loss of patent protection, pricing, supply shortages and/or regulatory constraints.

•	The risk that we will be unable to obtain critical compounds used in the manufacture of our products at economically feasible prices or at all, or one of our key suppliers will experience manufacturing problems or delays.

•	Decisions by regulatory authorities regarding whether and when to approve our regulatory applications as well as their decisions regarding labeling and other matters could affect the commercial potential of our products or developmental products.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave the company.

A more detailed discussion is contained in “Risk Factors” in Item 1A, Part I of this report. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and we do not intend to update this information.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our exposure to market risk of financial instruments contains forward-looking statements. Actual results may differ materially from those described.

Our holdings of available-for-sale securities are comprised of equity and debt securities, time deposits and auction rate securities. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum, and at December 31, 2006 all of our holdings were in instruments maturing in four years or less.

The table below presents the amortized cost, fair value and related weighted average interest rates by year of maturity for our available-for-sale securities as of December 31, 2006 (in thousands).

			2009 &
	2007	2008	Thereafter	Total	Fair Value

Fixed Rate	$100,191	$32,471	$375	$133,037	$132,730
Average Interest Rate	5.03%	4.38%	5.26%	4.87%
Variable Rate	45,214	4,000	30,380	79,594	79,444
Average Interest Rate	4.64%	3.63%	5.26%	4.82%

	$145,405	$36,471	$30,755	$212,631	$212,174

Our convertible notes payable outstanding have fixed interest rates. Accordingly the fair values of the respective issuances will fluctuate as market rates of interest move up or down. Fair values are also affected by changes in the price of our common stock.

Our 4% convertible senior unsecured notes in the principal amount of $275.0 million at December 31, 2006 are due June 1, 2013 and have a fair value of $290.8 million at that date.

Our 4.5% convertible subordinated notes in principal amount of $122.6 million at December 31, 2006 are due July 1, 2008. The fair value of the notes was approximately $117.4 million at December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

Financial statements and notes thereto and the supplemental financial statement schedule appear on pages F-1 to F-39 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b)	Changes in Internal Control over Financial Reporting and Remediation Plans

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three-month period ended December 31, 2006 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting

It is the responsibility of the management of Enzon Pharmaceuticals, Inc. and subsidiaries to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to Enzon’s management and board of directors regarding the preparation of reliable consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Enzon’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Enzon; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Enzon are being made only in accordance with authorizations of management and directors of Enzon; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of Enzon’s assets that could have a material effect on the consolidated financial statements of Enzon.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has performed an assessment of the effectiveness of Enzon’s internal control over financial reporting as of December 31, 2006 based upon criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on our assessment of and the effectiveness of internal control over financial reporting as of December 31, 2006. The auditors’ report follows.

/s/ Jeffrey H. Buchalter Jeffrey H. Buchalter Chairman, President, and Chief Executive Officer (Principal Executive Officer)	/s/ Craig A. Tooman Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

March 2, 2007	March 2, 2007

(d)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and each of the years in the two-year period ended June 30, 2005, and our report dated March 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Short Hills, New Jersey
March 2, 2007

Item 9B.	Other Information

None.

PART III

The information required by Item 10 — Directors, Executive Officers and Corporate Governance; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 16, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.

3(i)	Amended and Restated Certificate of Incorporation	(15)
3(ii)	Amended and Restated By-laws	(17)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(5)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(8)
4.3	Indenture dated as of June 26, 2001, between the Company and Wilmington Trust Company, as trustee, including the form of 4.5% Convertible Subordinated Note due 2008 attached as Exhibit A thereto	(3)
4.4	Indenture, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(16)
4.5	Registration Rights Agreement, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Goldman, Sachs & Co.	(16)
10.1	Lease — 300-C Corporate Court, South Plainfield, New Jersey	(1)
10.2	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(4)
10.3	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(14)
10.4	Lease 300A-B Corporate Court, South Plainfield, New Jersey	(2)
10.5	Modification of Lease Dated May 14, 2003 — 300-C Corporate Court, South Plainfield, New Jersey	(9)
10.6	Lease — 685 Route 202/206, Bridgewater, New Jersey	(6)
10.7	First Amendment of Lease — 685 Route 202/206, Bridgewater, New Jersey	(18)
10.8	Second Amendment to Lease — 685 Route 202/206, Bridgewater, New Jersey	(18)
10.9	Third Amendment to Lease — 685 Route 202/206, Bridgewater, New Jersey	(18)
10.10	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc. **	(15)
10.11	Development, License and Supply Agreement between the Company and Schering Corporation; dated November 14, 1990, as amended*	(7)
10.12	Executive Deferred Compensation Plan (2006 Restatement) **	(17)

Exhibit		Reference
Number	Description	No.

10.13	Amendment dated June 10, 2005, to Employment Agreement between the Company and Craig A. Tooman dated January 5, 2005 **	(12)
10.14	Form of Non-Qualified Stock Option Agreement between the Company and Craig A. Tooman **	(12)
10.15	Amended and Restated Severance Agreement with Paul S. Davit dated May 7, 2004**	(12)
10.16	Amended and Restated Severance Agreement with Ralph del Campo dated May 7, 2004**	(12)
10.17	Outside Directors’ Compensation Plan, as amended **	(14)
10.18	Employment Agreement with Ivan D. Horak, M.D. dated September 2, 2005, along with a form of Stock Option Award Agreement and Restricted Stock Unit Award Agreement between the Company and Mr. Horak executed as of September 2, 2005*,**	(13)
10.19	Form of Non-Qualified Stock Option Agreement for Executive Officers**	(10)
10.20	Form of Restricted Stock Award Agreement for Executive Officers**	(10)
10.21	Form of Restricted Stock Unit Award Agreement for Executive Officers**	(11)
10.22	Form of Restricted Stock Unit Award Agreement for Independent Directors**	(13)
10.23	Form of Stock Option Award Agreement for Independent Directors 1987 Non-Qualified Stock Option Plan**	(13)
10.24	Form of Stock Option Award Agreement for Independent Directors 2001 Incentive Stock Plan**	(13)
10.25	Employment Agreement with Jeffrey H. Buchalter dated December 22, 2004**	(10)
10.26	Employment Agreement with Craig A. Tooman dated January 5, 2005**	(10)
10.27	2007 Employee Stock Purchase Plan	(19)
12.1	Computation of Ratio of Earnings to Fixed Charges	+
21.1	Subsidiaries of Registrant	+
23.0	Consent of Independent Registered Public Accounting Firm	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Registration Statement on Form S-18 (File No. 2-88240-NY)

(2)	Annual Report on Form 10-K for the fiscal year ended June 30, 1993

(3)	Registration Statement on Form S-3 (File No. 333-67509)

(4)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

(5)	Form 8-A12G (File No. 000-12957) filed with the Commission on May 22, 2002

(6)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

(7)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002

(8)	Form 8-A12G/A (File No. 000-12957) on February 20, 2003

(9)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003

(10)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(11)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(12)	Annual Report on Form 10-K for the fiscal year ended June 30, 2005

(13)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

(14)	Transition Report on Form 10-K for the six months ended December 31, 2005

(15)	Current Report on Form 8-K filed May 19, 2006

(16)	Current Report on Form 8-K filed May 25, 2006

(17)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006

(18)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006

(19)	Form S-8 (File No. 333-140282) filed January 29, 2007

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ Jeffrey H. Buchalter
Jeffrey H. Buchalter
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 2, 2007

By:	/s/ Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

Dated: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Craig A. Tooman Craig A. Tooman	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	March 2, 2007

/s/ Jeffrey H. Buchalter Jeffrey H. Buchalter	Chairman of the Board	March 2, 2007

/s/ Goran Ando Goran Ando	Director	March 2, 2007

/s/ Rolf A. Classon Rolf A. Classon	Director	March 2, 2007

/s/ Robert LeBuhn Robert LeBuhn	Director	March 2, 2007

/s/ Victor P. Micati Victor P. Micati	Director	March 2, 2007

/s/ Phillip M. Renfro Phillip M. Renfro	Director	March 2, 2007

/s/ Robert C. Salisbury Robert C. Salisbury	Director	March 2, 2007

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Index

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets — December 31, 2006 and 2005	F-3
Consolidated Statements of Operations — Year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004	F-4
Consolidated Statements of Stockholders’ (Deficit) Equity — Year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004	F-5
Consolidated Statements of Cash Flows — Year ended December 31, 2006, six months ended December 31, 2005 and years ended June 30, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7
Consolidated Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-39

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and each of the years in the two-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and each of the years in the two-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective July 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enzon Pharmaceuticals, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Short Hills, New Jersey
March 2, 2007

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$28,431	$76,497
Short-term investments	145,113	88,021
Investments in equity securities	—	6,365
Accounts receivable, net	15,259	14,087
Inventories	17,618	16,014
Other current assets	5,890	6,231

Total current assets	212,311	207,215
Property and equipment, net	39,491	34,978
Marketable securities	67,061	62,059
Amortizable intangible assets, net	78,510	34,154
Other assets	6,457	2,939

Total assets	$403,830	$341,345

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,918	$10,039
Accrued expenses	31,276	12,242
Accrued interest	3,691	8,865

Total current liabilities	59,885	31,146
Notes payable	397,642	394,000
Other liabilities	2,744	169

Total liabilities	460,271	425,315

Commitments and contingencies
Stockholders’ deficit:
Preferred stock — $.01 par value, authorized 3,000,000 shares at December 31, 2006 and 2005; no shares issued and outstanding	—	—
Common stock — $.01 par value, authorized 170,000,000 shares and 90,000,000 shares at December 31, 2006 and 2005, respectively; issued and outstanding: 43,999,031 shares and 43,786,786 shares at December 31, 2006 and 2005, respectively	440	438
Additional paid-in capital	326,099	320,557
Accumulated other comprehensive loss	(414)	(1,090)
Accumulated deficit	(382,566)	(403,875)

Total stockholders’ deficit	(56,441)	(83,970)

Total liabilities and stockholders’ deficit	$403,830	$341,345

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005	2005	2004
	(In thousands, except per share amounts)

Revenues:
Product sales, net	$101,024	$49,436	$99,192	$107,922
Royalties	70,562	17,804	51,414	48,738
Contract manufacturing	14,067	6,459	15,644	12,911

Total revenues	185,653	73,699	166,250	169,571

Costs and expenses:
Cost of product sales and contract manufacturing	50,121	23,216	46,023	46,986
Research and development	43,521	13,985	36,957	34,769
Selling, general and administrative	69,768	28,617	57,195	47,001
Amortization of acquired intangibles	743	6,695	13,447	13,432
Write-down of goodwill and intangibles	—	284,101	—	—
Write-down of carrying value of investment	—	—	—	8,341
Acquired in-process research and development	11,000	10,000	—	12,000
Restructuring charge	—	—	2,053	—

Total costs and expenses	175,153	366,614	155,675	162,529

Operating income (loss)	10,500	(292,915)	10,575	7,042
Other income (expense):
Investment income, net	24,670	3,248	4,360	13,396
Interest expense	(22,055)	(9,841)	(19,829)	(19,829)
Other, net	8,952	(2,776)	(6,768)	6,776

Income (loss) before income tax (benefit) provision	22,067	(302,284)	(11,662)	7,385
Income tax (benefit) provision	758	(10,947)	77,944	3,177

Net income (loss)	$21,309	$(291,337)	$(89,606)	$4,208

Earnings (loss) per common share — basic	$0.49	$(6.69)	$(2.06)	$0.10

Earnings (loss) per common share — diluted	$0.46	$(6.69)	$(2.06)	$0.10

Weighted-average shares — basic	43,600	43,520	43,486	43,350

Weighted-average shares — diluted	61,379	43,520	43,486	43,522

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Accumulated
	Common Stock		Additional	Other
	Number of		Paid-in	Comprehensive	Deferred	Accumulated
	Shares	Par Value	Capital	Income (Loss)	Compensation	Deficit	Total
	(In thousands)

Balance, June 30, 2003	43,519	$435	$322,488	$(159)	$(4,040)	$(27,140)	$291,584

Net income	—	—	—	—	—	4,208	4,208
Other comprehensive loss, net of tax:
Net unrealized loss on available-for-sale securities	—	—	—	(7,171)	—	—	(7,171)

Total comprehensive loss							(2,963)
Exercise of stock options	98	1	526	—	—	—	527
Issuance of restricted stock	340	4	4,072	—	(4,076)	—	—
Forfeiture of restricted stock	(215)	(2)	(4,478)	—	3,163	—	(1,317)
Amortization of deferred compensation	—	—	—	—	1,382	—	1,382
Other	9	—	(122)	—	—	—	(122)

Balance, June 30, 2004	43,751	$438	$322,486	$(7,330)	$(3,571)	$(22,932)	$289,091

Net loss	—	—	—	—	—	(89,606)	(89,606)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities	—	—	—	2,803	—	—	2,803

Total comprehensive loss							(86,803)
Exercise of stock options	73	—	461	—	—	—	461
Issuance of restricted stock	116	2	4,772	—	(4,774)	—	—
Forfeiture of restricted stock	(158)	(2)	(1,894)	—	1,896	—	—
Amortization of deferred compensation	—	—	—	—	753	—	753

Balance, June 30, 2005	43,782	$438	$325,825	$(4,527)	$(5,696)	$(112,538)	$203,502

Net loss	—	—	—	—	—	(291,337)	(291,337)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities	—	—	—	3,437	—	—	3,437

Total comprehensive loss							(287,900)
Exercise of stock options	5	—	19	—	—	—	19
Share-based payment expense, net	—	—	409	—	—	—	409
Elimination of deferred compensation upon adoption of SFAS No. 123R	—	—	(5,696)	—	5,696	—	—

Balance, December 31, 2005	43,787	$438	$320,557	$(1,090)	$—	$(403,875)	$(83,970)

Net income	—	—	—	—	—	21,309	21,309
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities	—	—	—	676	—	—	676

Total comprehensive income							21,985
Exercise of stock options	230	2	1,088	—	—	—	1,090
Share-based payment expense, net	(18)	—	4,454	—	—	—	4,454

Balance, December 31, 2006	43,999	$440	$326,099	$(414)	$—	$(382,566)	$(56,441)

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Six Months Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$21,309	$(291,337)	$(89,606)	$4,208
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,290	11,405	22,681	22,072
Amortization of bond premium discount	689	355	2,555	939
Amortization and write-off of debt issue costs	4,304	941	1,829	1,829
(Gain) loss on sale of equity investment	(13,844)	3,470	12,913	(13,004)
Loss (gain) on sale of assets	35	148	(5)	—
Gain on redemption of notes payable	(9,212)	(406)	(151)	—
Deferred income taxes	—	(10,966)	79,380	488
Acquired in-process research and development	11,000	10,000	—	12,000
Stock-based compensation	4,454	409	753	(57)
Non-cash write down of goodwill and intangibles	—	284,101	—	—
Non-cash write down of carrying value of investment	—	—	—	8,341
Change in fair value of derivative	—	—	1,463	(1,728)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,172)	11,551	339	7,196
(Increase) decrease in inventories	(1,604)	(335)	(4,464)	571
Decrease (increase) in other current assets	244	138	(9,507)	(1,017)
Increase (decrease) in accounts payable	14,879	165	1,211	(4,146)
(Decrease) increase in accrued expenses	(955)	(5,767)	3,873	444
Decrease in income taxes payable	—	—	—	(2,274)
(Decrease) increase in other, net	(110)	(476)	(1,003)	1,229

Net cash provided by operating activities	43,307	13,396	22,261	37,091

Cash flows from investing activities:
Purchase of property and equipment	(9,694)	(4,444)	(3,106)	(6,430)
Purchase of acquired in-process research and development	(11,000)	(10,000)	—	(12,000)
Purchase of product rights	(35,000)	—	—	—
Proceeds from sale of investments in equity securities	20,209	7,481	30,647	46,923
Proceeds from sale of marketable securities	193,250	30,525	33,000	33,444
Purchase of marketable securities	(609,318)	(174,887)	(219,855)	(93,315)
Maturities of marketable securities	353,962	163,448	115,694	4,540

Net cash (used in) provided by investing activities	(97,591)	12,123	(43,620)	(26,838)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,090	19	229	527
Proceeds from issuance of notes payable	275,000	—	—	—
Redemption of notes payable	(262,146)	(4,594)	(849)	—
Cash payment for debt issuance costs	(7,726)	—	—	—

Net cash provided by (used in) financing activities	6,218	(4,575)	(620)	527

Net (decrease) increase in cash and cash equivalents	(48,066)	20,944	(21,979)	10,780
Cash and cash equivalents at beginning of period	76,497	55,553	77,532	66,752

Cash and cash equivalents at end of period	$28,431	$76,497	$55,553	$77,532

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Company Overview

Enzon Pharmaceuticals, Inc. (Enzon or the Company) is a biopharmaceutical company dedicated to the development and commercialization of therapeutics to treat patients with cancer and adjacent diseases. The Company operates in three business segments: Products, Royalties and Contract Manufacturing. Product sales revenues are comprised of sales of four U.S. Food and Drug Administration (FDA) approved products, Abelcet, Adagen, Oncaspar and DepoCyt. The Company derives income from royalties on sales of products by other companies that use its proprietary PEGylation technology, including PEG-INTRON, marketed by Schering-Plough Corporation (Schering-Plough) and Macugen, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. The Company manufactures products for third parties in its contract manufacturing operations. Expenditures include the development of additional products under various stages of development, as well as costs related to the sales and manufacture of products.

Effective December 31, 2005, the Company changed its fiscal year end from June 30 to December 31 in order to better align with its industry. Accordingly, the discussion that follows relates to the results of operations and cash flows for the year ended December 31, 2006, the six months ended December 31, 2005 and the two fiscal years ended June 30, 2005.

The Company’s business is subject to significant risks and uncertainties including, but not limited to:

•	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its collaborative partners.

•	The risk that the Company will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of the Company’s marketed products or products sold by others from which the Company derives royalty revenues. Such sales declines could result from increased competition, loss of patent protection, pricing, supply shortages and/or regulatory constraints.

•	The risk that the Company will be unable to obtain critical compounds used in the manufacture of its products at economically feasible prices or at all, or that one of its suppliers will experience manufacturing problems or delays.

•	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters could affect the commercial potential of its products or developmental products.

•	The risk that the Company will fail to obtain adequate financing to meet its future capital and financing needs.

•	The risk that key personnel will leave the Company.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, accrued expenses and accrued interest, included in the Company’s consolidated balance sheets approximated their fair values at December 31, 2006 and 2005 due to their short-term nature. Marketable securities are carried on the consolidated balance sheet at fair value based on quoted market prices. The carrying value of cost-method investments in equity securities was $6.4 million as of December 31, 2005 and the fair value was $16.8 million. During 2006, one cost-method investment, Nektar Therapeutics, Inc. (Nektar), was sold reducing the recorded balance of these investments to zero. The carrying values of the Company’s 4% convertible senior unsecured notes payable outstanding at December 31, 2006 was $275.0 million and the fair value of these notes was $290.8 million at that date. The 4.5% convertible subordinated notes payable were carried at $122.6 million and $394.0 million as of December 31, 2006 and 2005, respectively, and had fair values of $117.4 million and $356.1 million as of December 31, 2006 and 2005, respectively.

Cash Equivalents

The Company considers all highly liquid debt instruments with remaining maturities at the date acquired not exceeding three months to be cash equivalents. Cash equivalents consist primarily of money market funds. As of December 31, 2006 and 2005, the Company held $20.7 million and $71.2 million, respectively, of cash equivalents.

Short-Term Investments and Marketable Securities

The Company classifies its investments in marketable equity securities and debt securities, including auction rate securities, as available-for-sale. The Company classifies those investments with maturities of one year or less as current assets and investments in debt securities with maturities greater than one year and marketable equity securities as non-current assets when it has the intent and ability to hold such securities for at least one year. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, included in the determination of other comprehensive income (loss) and reported in stockholders’ deficit. The fair value of substantially all securities is determined by quoted market prices.

The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at December 31, 2006 were investments in state government bonds and corporate securities. At December 31, 2006, the Company held auction rate securities with contractual maturities between 2007 and 2036.

The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses, is included in investment income, net. The cost of securities is based on the specific identification method.

The Company adopted Financial Accounting Standards Board Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” effective January 1, 2006. The adoption of this guidance had no effect on the Company’s consolidated financial statements. Pursuant to FSP FAS 115-1, impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of December 31, 2006. The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2006 (in thousands):

	Less than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

U.S. Government and GSE(1)	$3,991	$(9)	$31,752	$(251)
U.S. corporate debt(2)	99,845	(167)	9,944	(63)

Total	$103,836	$(176)	$41,696	$(314)

(1)	U.S. Government and government-sponsored enterprise (GSE) debt. The unrealized losses of $260,000 in the U.S. Government and GSE mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and the Company has the ability and the intent to hold these investments until a recovery of fair value, the Company does not consider its investments in U.S. Government and GSE debt to be other-than-temporarily impaired at December 31, 2006.

(2)	U.S. corporate debt. The unrealized losses of $230,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the fair value, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at December 31, 2006.

The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at December 31, 2006 were as follows (in thousands):

		Gross
		Unrealized	Gross
	Amortized	Holding	Unrealized	Fair
	Cost	Gains	Holding Losses	Value*

U.S. Government and GSE	$36,630	$7	$(260)	$36,377
U.S. corporate debt	135,651	26	(230)	135,447
Auction rate securities	40,350	—	—	40,350

	$212,631	$33	$(490)	$212,174

*	Included in short-term investments $145,113 and marketable securities $67,061 at December 31, 2006.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at December 31, 2005 were as follows (in thousands):

		Gross
		Unrealized	Gross
	Amortized	Holding	Unrealized	Fair
	Cost	Gains	Holding Losses	Value*

U.S. Government and GSE	$59,458	$2	$(664)	$58,796
U.S. corporate debt	72,606	3	(478)	72,131
Auction rate securities	19,150	3	—	19,153

	$151,214	$8	$(1,142)	$150,080

*	Included in short-term investments $88,021 and marketable securities $62,059 at December 31, 2005.

Maturities of debt and marketable securities classified as available-for-sale at December 31, 2006 were as follows (in thousands):

	Amortized	Fair
Year Ended December 31,	Cost	Value

2007	$145,405	$145,113
2008	36,471	36,289
2009 & thereafter	30,755	30,772

	$212,631	$212,174

Net realized gains (losses) from the sale of short-term investments, marketable securities and equity securities included in net (loss) income for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 were a gain of $13.8 million, a loss of $3.5 million, a loss of $12.9 million and a gain of $13.0 million, respectively.

Investments in Equity Securities

During the year ended December 31, 2006, the Company sold its remaining 1,023,302 shares of common stock of Nektar. This investment was reflected in current assets on the December 31, 2005 balance sheet at its cost basis of $6.4 million. The disposition of the shares resulted in cash proceeds of $20.2 million and a gain of $13.8 million reported in investment income, net in the quarter ended March 31, 2006. In addition to the Nektar investment, the Company also holds 88,342 shares of Micromet AG (Micromet) common stock at December 31, 2006.

During the six months ended December 31, 2005, the Company sold its remaining investment in NPS common stock, which resulted in the recognition of a $3.5 million loss as a component of other income (expense) in the statement of operations and cash proceeds of $7.5 million.

The Company’s consolidated statement of operations for the year ended June 30, 2004 included a charge of $8.3 million, to establish a new cost basis for its investment in Micromet, due to a decline in fair value that was determined to be other-than-temporary. The Company realized a net gain of $11.0 million for the year ended June 30, 2004 related to the partial sale of Nektar stock. See Note 14.

Derivative Financial Instruments

The Company addresses certain financial exposures through a program of risk management that, at times, has included the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes. The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and as such, the Company periodically measures the fair value and recognizes the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

derivative as an asset or a liability in the consolidated balance sheets. The Company records the changes in fair value as other income (expense) in the consolidated statements of operations.

Revenue Recognition

The Company ships product to customers primarily FOB shipping point and utilizes the following criteria to determine appropriate revenue recognition: pervasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured. Revenues from product sales and contract manufacturing are recognized when title passes to the customer, generally at the time of shipment. For product sales, a provision is made at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates, returns (estimates of these adjustments are based on historical trends) and distribution service fees. See below for further information regarding these sales provisions.

Royalty revenue from the Company’s agreements with third parties is recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee which is typically the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties.

In accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” up-front nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

Accounts Receivable

The Company records its allowance for doubtful accounts by applying historical collection percentages to its aged accounts receivable balances. The Company ages its accounts receivable based on its terms of sales. The allowance for doubtful accounts was $245,000 and $71,000 at December 31, 2006 and 2005, respectively. Historically, bad debts have been minimal.

Accruals for Medicaid Rebates, Returns, Chargebacks and Distribution Service Fees

With respect to accruals for estimated Medicaid rebates, the Company evaluates its historical rebate payments by product as a percentage of historical sales. This information is used to estimate the proportion of revenue that will result in a rebate. At the time of rebate payments, which occur after the related sales, the Company records a reduction to accrued expenses and, at the end of each quarter, adjusts accrued expenses for any differences between estimated and actual payments. Product returns are accrued based on historical experience, projected future prescriptions of the products using historical prescription data and the amount and expiry of inventory estimated to be in the distribution channel, based on information obtained from the Company’s major customers. Chargeback accruals are based on an estimate of claims not yet submitted by customers, using historical trends and market share data as well as the Company’s estimate of inventory in the distribution channel based on information obtained from its major customers. In all cases, judgment is required in estimating these reserves and actual claims for rebates, returns and chargebacks could be materially different from the estimates. The Company has entered into distribution service agreements with three of its largest customers. The Company pays these customers a fixed percentage of revenues in exchange for certain distribution-related services. This expense is accrued at the time of sale to the customer and results in a reduction of the net revenues recorded by the Company.

These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balance and totaled $5.1 million, including $3.4 million in reserves for chargebacks, as of December 31, 2006. At December 31, 2005 these sales provision accruals totaled $5.2 million, including $3.7 million in reserves for chargebacks. The Company continually monitors the adequacy of the accrual by comparing the actual payments to the estimates used in establishing the accrual.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are tested for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This testing is performed when impairment indicators are present. Impairment indicators are events or circumstances that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. SFAS No. 144 testing for the recoverability of an asset group is performed initially by comparing the carrying amount of the asset group to the future undiscounted net cash flows to be generated by the assets. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the asset group must be determined and the Company would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts that are based on management’s best estimates and judgment. Actual results may differ from these estimates.

Deferred Financing Costs

Costs incurred in issuing the Company’s notes payable have been recorded as deferred financing costs and are included within the balances of other assets and other current assets in the accompanying consolidated balance sheets. Such amounts are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related financing. The amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change. A valuation allowance is established to reduce the deferred tax assets to the amounts that are more likely than not to be realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is probable of being sustained.

Foreign Currency Transactions

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded the impact of foreign currency transaction losses of $20,000, gains of $110,000, gains of $39,000 and losses of $57,000 for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively. Gains and losses from foreign currency transactions are included as a component of other income (expense).

Concentrations of Risk

A significant portion of the Company’s product sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced significant credit losses. The Company does not normally require collateral or any other security to support credit sales.

The Company’s top three wholesalers accounted for 41%, 50%, 59% and 69% of gross product sales for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively, and 28% of the gross accounts receivable balance at both December 31, 2006 and 2005.

The Company’s holdings of financial instruments are comprised principally of debt securities and time deposits. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests the majority of its investments in the shorter-end of the maturity spectrum, and at December 31, 2006 all of its holdings were in instruments maturing in four years or less.

Share-Based Compensation Plans

The Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004)”, effective July 1, 2005, which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based on the award’s original estimate of fair value (in the case of options, based on the Company’s original estimate of fair value, and in the case of restricted stock and restricted stock units (RSUs), based on the closing price of the Company’s common stock on the date of issuance). Manufacturing-related charges for option and share awards are largely embodied in product standard costs and production variances and consequently flow through to cost of products sold and contract manufacturing as inventory is sold. Results for prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the deferred stock

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

compensation at June 30, 2005 of $5.7 million relating to previous grants of restricted stock was offset against additional paid-in capital (APIC).

The Company elected to apply the short-cut method to determine the hypothetical APIC pool provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, including the hypothetical APIC pool, and then to tax expense. The Company does not anticipate experiencing a charge to tax expense for shortfalls in the foreseeable future. The cash flows resulting from excess tax benefits are classified as financing cash flows. For the year ended December 31, 2006 and the six months ended December 31, 2005, there was no tax benefit resulting from share-based compensation cost due to the Company’s net operating loss position.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25, and related interpretations, to account for its stock options granted to employees. As permitted by prior rules (i.e., SFAS No. 123, “Accounting for Stock-Based Compensation”), under the intrinsic-value-based method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As an alternative to fair value expense recognition of stock-based compensation, the Company adopted the disclosure-only requirements of SFAS No. 123, as amended.

The following table illustrates the pro forma effect on the Company’s net (loss) income and net (loss) income per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS No. 123 for the years ended June 30, 2005 and 2004 (in thousands except per-share amounts). In computing the pro forma amounts, forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts:

	Year Ended June 30,
	2005	2004

Net (loss) income
As reported	$(89,606)	$4,208
Add stock-based employee compensation expense included in reported net (loss) income, net of tax(1)	755	328
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax(1)	(27,680)	(11,436)

Pro forma net (loss)	$(116,531)	$(6,900)

Net (loss) income per common share-basic:
As reported	$(2.06)	$0.10
Pro forma	$(2.68)	$(0.16)
Net (loss) income per common share-diluted:
As reported	$(2.06)	$0.10
Pro forma	$(2.68)	$(0.16)

(1)	Information for 2005 has not been tax-effected as a result of the Company’s net operating loss position and related valuation allowance in that year. Information for 2004 has been adjusted for taxes using an estimated tax rate of 35%.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The weighted-average fair value per share was $5.75 and $8.10 for stock options, as if accounted for under SFAS No. 123 and granted in fiscal years ended June 30, 2005 and 2004, respectively. The fair value of stock options was estimated using the Black-Scholes option-pricing model. The Black-Scholes model considers a number of variables, including the exercise price and the expected life of the option, the current price of common stock, the expected volatility and the dividend yield of the underlying common stock, and the risk-free interest rate during the expected term of the option. The following table summarizes the weighted average assumptions used:

	Year Ended June 30,
	2005	2004

Risk-free interest rate	3.63%	4.00%
Expected volatility	58%	69%
Expected term until exercise (in years)	5.18	4.73
Expected dividend yield	0%	0%

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Cash Flow Information

Cash payments for interest were approximately $22.9 million for the year ended December 31, 2006, $9.0 million for the six months ended December 31, 2005 and $18.0 million for each of the years ended June 30, 2005 and 2004, respectively. There were $118,000, $182,000, $632,000 and $3.8 million of income tax payments made for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively.

In December 2006, the Company entered into a supply agreement with Ovation Pharmaceuticals, Inc. (Ovation) related to the active ingredient used in the production of Oncaspar. The agreement requires the Company to pay, among other things, a $17.5 million license fee in February 2007. The $17.5 million is a non-cash investing activity reflected as a current liability and as an intangible asset as of December 31, 2006 in the Company’s consolidated balance sheet.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the year ended December 31, 2006 presentation.

(3)  Comprehensive Income

Comprehensive income consists of net income (loss) and net unrealized gain (loss) on available-for-sale securities and is presented in the consolidated statements of stockholders’ deficit.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30
	2006	2005	2005	2004

Net income (loss)	$21,309	$(291,337)	$(89,606)	$4,208

Other comprehensive income (loss):
Unrealized gain (loss) on securities that arose during the year, net of tax(1)	14,520	6,897	(5,886)	(4,651)
Reclassification adjustment for (loss) gain included in net income (loss), net of tax(1)	(13,844)	(3,460)	8,689	(2,520)

	676	3,437	2,803	(7,171)

Total comprehensive income (loss)	$21,985	$(287,900)	$(86,803)	$(2,963)

(1)	Information for the year ended December 31, 2006, the six months ended December 31, 2005 and the year ended June 30, 2005 has not been tax-effected as a result of the Company’s net operating loss position and related valuation allowance in those periods. Information for the year ended June 30, 2004 has been adjusted for income taxes using an estimated effective tax rate of 35%.

(4)  Earnings Per Common Share

Basic earnings per share is computed by dividing the net income (loss) available to common stockholders, by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units are not considered to be outstanding shares until the service vesting period has been completed. For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, unvested restricted stock units and restricted stock awards and the number of shares issuable upon conversion of the Company’s convertible subordinated notes and/or convertible senior notes. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator. The assumption is that the interest would not have been incurred if the notes were converted into common stock.

The dilutive effect of stock options and nonvested shares takes into account a number of treasury shares calculated using assumed proceeds, which includes compensation costs to be attributed to future service and not yet recognized and, in the case of stock options, the cash paid by the holders to exercise plus the excess, if any, of tax benefits that would be credited to additional paid-in capital. For all affected reporting periods subsequent to the July 1, 2005 adoption of SFAS No. 123(R), the inclusion of unrecognized share-based compensation in the treasury stock component of the calculation caused stock options and restricted stock units and awards outstanding to be anti-dilutive and they were therefore excluded from the computation of diluted earnings per share.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table represents the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss) available for common stockholders for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 (in thousands):

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005	2005	2004

Earnings Per Common Share — Basic:
Net income (loss)	$21,309	$(291,337)	$(89,606)	$4,208

Weighted average number of common shares	43,600	43,520	43,486	43,350

Basic earnings (loss) per share	$0.49	$(6.69)	$(2.06)	$0.10

Earnings Per Common Share — Diluted:
Net income (loss)	$21,309	$(291,337)	$(89,606)	$4,208
Add back interest expense on 4% notes, net of tax	6,661	N/A	N/A	N/A

Adjusted net income	$27,970	$(291,337)	$(89,606)	$4,208

Weighted-average number of common shares outstanding	43,600	43,520	43,486	43,350
Weighted-average number of incremental shares outstanding assuming conversion of 4% notes	17,779	N/A	N/A	N/A
Exercise of stock options	—	—	—	172

Weighted-average number of common shares outstanding and common share equivalents	61,379	43,520	43,486	43,522

Diluted earnings (loss) per share	$0.46	$(6.69)	$(2.06)	$0.10

The 4.5% convertible subordinated notes have had no dilutive effect due to the fact that their historically relatively high conversion price influences the denominator of the earning-per-share computation less significantly than does the add-back of interest to the numerator.

As of December 31, 2006, December 31, 2005, June 30, 2005 and 2004, the Company had potentially dilutive common stock equivalents, other than those related to the 4% convertible notes in 2006, excluded from the computation of diluted earnings per share, amounting to 9.7 million, 12.5 million, 11.7 million and 9.6 million shares, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)  Inventories

Inventories, net of reserves consist of the following (in thousands):

	December 31,	December 31,
	2006	2005

Raw materials	$7,321	$6,695
Work in process	4,444	3,282
Finished goods	5,853	6,037

	$17,618	$16,014

(6)  Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,	Estimated
	2006	2005	Useful Lives

Land	$1,500	$1,500
Building	4,800	4,800	27 years
Leasehold improvements	27,202	20,113	3-15 years	*
Equipment	28,967	27,044	3-7 years
Furniture and fixtures	3,497	3,151	7 years
Vehicles	31	38	7 years

	65,997	56,646
Less: Accumulated depreciation	26,506	21,668

	$39,491	$34,978

*	Shorter of the lease term or lives indicated

Depreciation charged to operations relating to property and equipment totaled $5.1 million, $2.5 million, $4.8 million and $4.2 million for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, respectively.

(7)  Intangible Assets

Intangible assets consist of the following (in thousands):

			Weighted
			Average
	December 31,	December 31,	Remaining
	2006	2005	Useful Lives

Product acquisition costs	$78,694	$26,194	7.6 years
Product patented technology	6,000	6,000	8.0 years
Manufacturing patent	9,000	9,000	8.0 years
Patent	1,875	1,875	0.6 years

	95,569	43,069	7.6 years
Less: Accumulated amortization	17,059	8,915

	$78,510	$34,154

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In October 2005, the Company amended its license agreement with Sanofi-Aventis relating to Oncaspar. The amendment became effective in January 2006 and includes a significant reduction in the royalty rate, with a single-digit royalty percentage payable by Enzon only on those aggregate annual sales of Oncaspar in the U.S. and Canada that are in excess of $25.0 million. In consideration for the amendment, Enzon made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. In December 2006, the Company entered into supply and license agreements with Ovation Pharmaceuticals, Inc. (Ovation) related to the active ingredient used in the production of Oncaspar. The agreement requires the Company to make a $20.0 million nonrefundable payment in February 2007 for a non-exclusive, fully paid, perpetual, worldwide license of the cell line from which the active ingredient used in the production of Oncaspar is derived, as well as to related data and know-how. Of the $20.0 million, $2.5 million is for an initial supply of the ingredient by Ovation to the Company. The $17.5 million portion of the payment attributable to the license is reflected as a current liability and as an intangible asset as of December 31, 2006. Both the $35.0 million payment to Sanofi-Aventis and the $17.5 million portion of the payment to Ovation have straight-line amortization rates that span their estimated economic lives, which is coincident with the remaining term of the Company’s royalty obligations for Oncaspar — through June 30, 2014.

Intangibles amortization charged to operations totaled $8.1 million for the year ended December 31, 2006 ($7.4 million to cost of products sold and $0.7 million amortization expense). For the six months ended December 31, 2005, total amortization of $8.9 million was split $2.2 million to cost of products sold and $6.7 million to amortization expense. For each of the two fiscal years ended June 20, 2005 and 2004, total amortization of $17.9 million was charged $4.5 million to cost of products sold and $13.4 million to amortization expense. Estimated future annual amortization expense for the years 2007 through 2011 is $10.3 million per year, approximately $9.7 million of which will be charged to cost of products sold. Amortization expense decreased significantly in 2006 due to the December 2005 impairment of Abelcet intangibles discussed below. The Company does not have intangibles with indefinite useful lives.

During the quarter ended December 31, 2005, the Company identified an impairment indicator related to declining revenues of Abelcet. Subsequent testing and third-party valuations of Abelcet-related intangible assets resulted in recognizing an impairment charge in the Products segment of $133.1 million. At the same time, the Company changed the basis upon which it reported its business segments. This necessitated the allocation of then-existing goodwill to the newly identified reporting units on a relative fair value basis. An impairment test then revealed that the goodwill was impaired in its entirety. The $151.0 million write-off resulted in $144.0 million and $7.0 million being charged to the Products and Contract Manufacturing reporting units, respectively. The aggregate goodwill and intangibles impairment write-down recognized in December 2005 amounted to $284.1 million.

(8)  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2006	2005

Accrued compensation	$8,289	$5,113
Accrued Medicaid rebates	1,335	1,832
Unearned revenue	—	875
Accrued professional and consulting fees	389	982
Accrued clinical trial costs	17	254
Accrued insurance and taxes	859	1,038
Product acquisition	17,500	—
Other	2,887	2,148

	$31,276	$12,242

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)  Notes Payable

The table below reflects the composition of the notes payable balances as of December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005

4.5% Convertible Subordinated Notes due July 1, 2008	$122,642	$394,000
4% Convertible Senior Notes due June 1, 2013	275,000	—

	$397,642	$394,000

The 4.5% notes mature on July 1, 2008 and are convertible, at the option of the holders, into common stock of the Company at a conversion price of $70.98 per share at any time on or before July 1, 2008. The 4.5% notes are subordinated to all existing and future senior indebtedness. Upon occurrence of a “fundamental change,” as defined in the indenture governing the notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. The Company may redeem any or all of the 4.5% notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date.

During the quarter ended June 30, 2006, the Company issued $275.0 million ($225.0 million in May and $50.0 million in June) of 4% notes that mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company. The 4% notes may be converted at the option of the holders into the Company’s common stock at an initial conversion price of $9.55 per share.

At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the 4% notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

In connection with the Company’s second-quarter 2006 issuance of $275.0 million of the 4% notes, the Company entered into a registration rights agreement whereby it agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to permit the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain its effectiveness for a period of two years beginning November 3, 2006 would result in additional interest of up to $2.5 million being payable on the 4% notes as of December 31, 2006.

Concurrent with the issuance of the 4% notes, a portion of the proceeds was used to repurchase $271.4 million of principal amount of 4.5% notes outstanding at a purchase price of $262.1 million plus accrued interest of $2.5 million. A $9.2 million gain on the repurchase of the 4.5% notes was reported in other, nonoperating income and deferred offering costs of $2.5 million were written off and included in interest expense on the consolidated statement of operations.

Interest on the 4.5% notes is payable January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $2.7 million as of December 31, 2006 and $8.9 million as of December 31, 2005. Interest on the 4% notes is payable on June 1 and December 1 of each year, commencing on December 1, 2006. As of December 31, 2006, accrued interest on the 4% notes amounted to $1.0 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company incurred $7.7 million of costs in connection with the issuance of the 4% notes including legal, accounting and underwriting fees. These costs have been capitalized as a component of other assets and are being amortized over the approximately 84-month term of the 4% notes.

The Company evaluates the accounting for the conversion feature of its 4.5% and 4% convertible notes in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. If the conversion features are required to be bifurcated in the future, changes in the fair value of the conversion features would be included in operations in each period.

(10)  Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 600,000 are designated as Series B in connection with the Shareholder Rights Plan.

Common Stock

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

As of December 31, 2006, the Company has reserved shares of its common stock for the purposes detailed below (in thousands):

Non-Qualified and Incentive Stock Plans	12,211
Shares issuable upon conversion of 4.5% Notes due 2008	1,728
Shares issuable upon conversion of 4% Notes due 2013	28,796

42,735

Shareholder Rights Plan

During May 2002, the Company adopted a shareholder rights plan (Rights Plan). The Rights Plan involves the distribution of one preferred share purchase right (Right) as a dividend on each outstanding share of the Company’s common stock to each holder of record on June 3, 2002. Each Right shall entitle the holder to purchase one-thousandth of a share of Series B Preferred Stock (Preferred Shares) of the Company at a price of $190.00 per one-thousandth of a Series B Preferred Share. The Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company’s common stock while the Rights Plan remains in place, then, unless (i) the Rights are redeemed by the Company for $0.01 per right or (ii) the Board of Directors determines that a tender or exchange offer for all of the outstanding common stock of the Company is in the best interest of the Company and the stockholders, the Rights will be exercisable by all Rights holders except the acquiring person or group for one share of the Company or in certain circumstances, shares of the third party acquirer, each having a value of twice the Right’s then-current exercise price. The Rights will expire on May 16, 2012.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(11)  Stock Options

The Company has incentive and non-qualified stock option plans for employees, officers, directors and consultants. These plans, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan, are administered by the Compensation Committee of the Board of Directors. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100% of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted. As of December 31, 2006, 12.2 million shares of common stock were reserved for issuance pursuant to options and awards under the two plans.

In October 2001, the Board of Directors adopted, and in December 2001 the stockholders approved, the 2001 Incentive Stock Plan. This Plan, as amended, has 10,000,000 shares of common stock issuable for the grant of stock options and other stock-based awards to employees, officers, directors, consultants, and independent contractors providing services to Enzon and its subsidiaries as determined by the Board of Directors or by a committee of directors designated by the Board of Directors to administer the plan.

The 1987 Non-Qualified Stock Option Plan was adopted by the Company’s Board of Directors in November 1987. This plan has 7,900,000 shares of common stock issuable for the grant of stock options. The terms and conditions of the options generally are to be determined by the Board of Directors, or a committee appointed by the Board, at its discretion.

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

The following is a summary of the activity in the Company’s Stock Option Plans which include the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan (options in thousands):

			Weighted
			Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	per Option	Term (Years)	Value ($000)

Outstanding at January 1, 2006	6,114	$14.17
Granted at exercise prices which equaled the fair value on the date of grant	1,908	$7.70
Exercised	(230)	$4.74
Forfeited	(150)	$7.57
Expired	(934)	$17.24

Outstanding at December 31, 2006	6,708	$12.36	7.92	$4,851

Vested and expected to vest at December 31, 2006	6,282	$12.69	7.83	$4,430

Exercisable at December 31, 2006	4,590	$14.59	7.34	$2,756

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 and the six months ended December 31, 2005 was $3.46 and $3.57, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 and the six months ended December 31, 2005 was $869,000 and $21,000, respectively.

In the year ended December 31, 2006, the Company recorded share-based compensation of $2.7 million related to stock options, which is included in the Company’s net income for the period predominantly in selling, general and administrative expense. In the six months ended December 31, 2005, share-based compensation cost related to stock options was $442,000. No compensation costs were capitalized into inventory during either period nor did the Company realize a net tax benefit related to share-based compensation expense. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

Cash received from share option exercise for the year ended December 31, 2006, the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004, was $1.1 million, $19,000, $229,000 and $527,000, respectively.

The Company has elected to use the Black-Scholes option-pricing model to determine the fair value of stock options. The Company’s weighted average assumptions for expected volatility, expected term until exercise and risk-free interest rate are shown in the table below. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the Company’s historical exercise pattern. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. No dividend payments were factored into the valuations. Forfeiture rates, used for determining the amount of compensation cost to be recognized over the service period, are estimated based on industry-specific average employment termination experience. As of December 31, 2006, there was $6.8 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 28 months. During the year ended December 31, 2006, the grant-date fair value of options that vested was $1.3 million.

		Six Months
	Year Ended	Ended
	December 31,	December 31,
	2006	2005

Risk-free interest rate	4.8%	4.2%
Expected volatility	43%	56%
Expected term (in years)	5.2	4.7

On April 7, 2005, the Board of Directors accelerated the vesting of all of the Company’s unvested stock options awarded to officers, directors and employees under the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan, all of which had an exercise price greater than $10.07 per share, the closing price of the Company’s common stock on the NASDAQ National Market on April 7, 2005. As a result of the acceleration, options to acquire approximately 4.2 million shares (with exercise prices ranging from $10.10 to $73.22 per share), of the Company’s common stock, which otherwise would have vested from time to time over four years, became immediately exercisable.

On June 20, 2005, the Board of Directors accelerated the vesting of all of the Company’s then-outstanding unvested stock options awarded to officers under the 1987 Non-Qualified Stock Option Plan and the 2001 Incentive Stock Plan. Options having exercise prices of $6.95 and $5.73 per share, the closing price of common stock on the NASDAQ National Market on May 12, 2005 and June 10, 2005, respectively, were accelerated. As a result, of the acceleration, options to acquire approximately 1.1 million shares of the Company’s common stock, which otherwise would have vested from time to time over four years, became immediately exercisable.

The Board’s decision to accelerate the vesting of these options was in response to a review of the Company’s long-term incentive compensation programs in light of changes in market practices, current market prices of the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company’s stock and recently issued changes in accounting rules resulting from the issuance of SFAS No. 123R, which the Company was required to adopt effective July 1, 2005. Management believed that accelerating the vesting of these options prior to the adoption of SFAS No. 123R may have resulted in the Company not having to recognize compensation expense in the year ended December 31, 2006 and six months ended December 31, 2005 in the amounts of $9.6 million and $5.0 million, respectively, or in subsequent years through 2009 in the aggregate amount of $11.8 million.

(12)  Restricted Stock and Restricted Stock Units (Nonvested Shares)

The 2001 Incentive Stock Plan also provides for the issuance of restricted stock and restricted stock units to employees, officers and directors (collectively referred to in SFAS No. 123R as “nonvested shares”). These awards effectively are the issuance by the Company to the recipient of shares of the Company’s common stock at either the date of the grant, in the case of a restricted stock award, or upon vesting, in the case of a restricted stock unit. The recipient pays no cash to receive the shares other than the $0.01 par value in some cases. These awards have vesting periods of three to five years.

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

All nonvested shares are valued at fair value under SFAS No. 123R. The market price of the Company’s stock at grant date is factored by an expected vesting period forfeiture rate based on industry-specific average employment termination experience. This amount is then amortized over the vesting period on a straight-line basis.

A summary of nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is provided below (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Nonvested	Fair Value
	Shares	per Share

Nonvested at January 1, 2006	1,063	$8.33
Granted	582	$7.95
Vested	(56)	$10.07
Forfeited	(131)	$7.62

Nonvested at December 31, 2006	1,458	$8.18

As of December 31, 2006, there was $2.0 million and $9.6 million of total unrecognized compensation cost related to nonvested shares awards and units, respectively, that the Company expects to be recognized over weighted average periods of 26 and 43 months. The total grant-date fair value of nonvested shares that vested during the year ended December 31, 2006 was $562,000.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In the year ended December 31, 2006, the Company recorded share-based compensation expense of $1.7 million related to nonvested share awards, which is included in the Company’s net income for the period, predominantly in selling, general and administrative expenses. In the six-months ended December 31, 2005, the cost recorded for nonvested share awards was $423,000. No compensation costs were capitalized into inventory during the period. The Company’s policy is to use newly issued shares to satisfy nonvested share awards. There has been no tax benefit realized to date related to tax deductions for nonvested shares.

During the fiscal years ended June 30, 2005 and 2004, total deferred compensation cost of approximately $4.8 million and $4.1 million, respectively, was calculated based on the fair value of the nonvested shares awarded on their issuance dates. These amounts were being recognized as periodic compensation expense over the underlying vesting periods. Netted against each year’s amortized expense was the amount of deferred compensation cost for all awards forfeited during the period. The method of accounting for nonvested share awards was changed effective July 1, 2005 to no longer account for forfeitures when they occur, but rather on an estimated basis. Accordingly, the unamortized amount of nonvested share awards outstanding as of July 1, 2005 was adjusted by an assumed forfeiture rate and it is this reduced amount that will be amortized over the balance of the vesting period. This cumulative effect adjustment was immaterial and was included in selling, general and administrative expense in the consolidated statement of operations for the six months ended December 31, 2005.

(13)  Income Taxes

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

The components of the income tax provision (benefit) are summarized as follows (in thousands):

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005	2005	2004

Current:
Federal	$127	$—	$—	$—
State	456	(75)	340	—
Foreign	175	93	—	—

Total current	758	18	340	—

Deferred:
Federal	—	(9,395)	66,785	2,404
State	—	(1,570)	10,819	773

Total deferred	—	(10,965)	77,604	3,177

Income tax provision (benefit)	$758	$(10,947)	$77,944	$3,177

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table represents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005	2005	2004

Income tax expense computed at federal statutory rate	$7,723	$(105,799)	$(4,082)	$2,585
Nondeductible expenses	265	105	284	420
Add (deduct) effect of:
State income taxes (including sale and purchase of state net operating loss carryforwards), net of federal tax	297	(16,350)	(414)	(49)
Research and development tax credits	(1,395)	549	(1,654)	(1,400)
Foreign income taxes	(9)	93	—	—
Increase (decrease) in beginning of period valuation allowance	(6,123)	110,455	83,810	1,621

Income tax provision (benefit)	$758	$(10,947)	$77,944	$3,177

During the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004, the Company recognized a tax benefit of $244,000, $280,000 and $254,000, respectively, from the sale of certain state net operating loss carryforwards. During the fiscal year ended June 30, 2004, the Company purchased $1.4 million of state net operating loss carryforwards. No state net operating loss carryforwards were purchased or sold during the year ended December 31, 2006.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006 and 2005, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2006	2005

Deferred tax assets:
Inventories	$874	$360
Accrued compensation	2,499	680
Returns and allowances	2,899	3,373
Research and development credits carryforward	16,876	14,805
Federal AMT credits	1,718	1,592
Deferred revenue	—	357
Capital loss carryforwards	3,988	4,094
Write-down of carrying value of investment	3,407	8,956
Federal and state net operating loss carryforwards	57,792	63,473
Acquired in-process research and development	12,005	8,197
Unrealized loss on securities	187	463
Goodwill	44,545	48,657
Intangible assets	53,880	57,629
Share-based compensation	2,047	—
Other	1,633	409

Total gross deferred tax assets	204,350	213,045
Less valuation allowance	(202,565)	(210,525)

	1,785	2,520

Deferred tax liabilities:
Book basis in excess of tax basis of acquired assets	(1,785)	(2,520)

	(1,785)	(2,520)

Net deferred tax (liabilities) assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $142.7 million that will expire in the years 2009 through 2026 and combined state net operating loss carryforwards of approximately $134.4 million that will expire in the years 2008 through 2026. The Company also has federal research and development tax credit carryforwards of approximately $13.3 million for tax reporting purposes, which expire in the years 2007 through 2026. In addition, the Company has $3.6 million of state research and development tax credit carryforwards, which will expire in the years 2021 through 2026. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2006, management believes that it is more likely than not that the net deferred tax assets will not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. As of December 31, 2006 and 2005, the Company had deferred tax assets of $204.4 million and $213.0 million, respectively. The Company has maintained a valuation allowance of $202.6 million and $210.5 million at December 31, 2006 and 2005, respectively. For the year ended December 31, 2006 and the six months ended 2005, the Company had a decrease in the valuation allowance of $8.0 million and an increase in the valuation

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

allowance of $110.5 million, respectively. The net decrease in the valuation allowance for 2006 was due to the utilization of deferred tax assets to offset taxes payable associated with taxable income. The increase in the valuation allowance in the six months ended December 31, 2005 was primarily due to the write-off of goodwill and the associated write-down of Abelcet intangibles. These write-downs for book purposes but not for tax purposes created new deferred tax assets for which an additional valuation allowance was established. The write-off of goodwill also eliminated the associated deferred tax liability reported at June 30, 2005.

(14)  Significant Agreements

Santaris Pharma A/S Collaboration

In July 2006, the Company entered into a license and collaboration agreement with Santaris Pharma A/S (Santaris) for up to eight RNA antagonists which the Company intends to develop. The Company obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha and Survivin RNA targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by the Company, and the Company will have the right to develop and commercialize those antagonists worldwide other than Europe. The Company made an initial payment of $8.0 million in August 2006 and an additional $3.0 million in November 2006 to Santaris for the rights to the HIF-1 alpha and Survivin antagonists and for identification of the six additional gene targets, respectively. The $11.0 million aggregate payment is reported as acquired in-process research and development in the consolidated statements of operations for the year ended December 31, 2006. As of December 31, 2006, $5.0 million relating to the achievement of a license milestone was included in accounts payable and was charged to research and development expense. The Company will be responsible for making additional payments upon the successful completion of certain compound syntheses and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.

Schering-Plough Agreement

As a result of a November 1990 agreement between the Company and Schering-Plough, the Company’s PEG technology was used to develop an improved version of Schering-Plough’s product INTRON A. Schering-Plough is responsible for marketing and manufacturing the product, PEG-INTRON, worldwide on an exclusive basis and the Company receives royalties on worldwide sales of PEG-INTRON for all indications. Schering-Plough’s obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. Currently, expirations are expected to occur in 2016 in the U.S., 2015 in Europe and 2019 in Japan. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON where such third party is not Hoffmann-La Roche. Schering-Plough has the right to terminate this agreement at any time if the Company fails to maintain the requisite liability insurance of $5.0 million. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

The Company does not supply Schering-Plough with PEG-INTRON or any other materials and our agreement with Schering-Plough does not obligate Schering-Plough to purchase or sell specified quantities of any product.

Sanofi-Aventis License Agreements

During 2002, the Company amended its license agreement with Sanofi-Aventis to reacquire the rights to market and distribute Oncaspar in the U.S., Mexico, Canada and most of the Asia/Pacific region. In return for the marketing and distribution rights, the Company paid Sanofi-Aventis $15.0 million and was also obligated to pay a 25% royalty on net sales of Oncaspar in the U.S. and Canada through 2014. The $15.0 million payment is being

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

amortized on a straight-line basis over its estimated economic life of 14 years. As of December 31, 2006 and 2005, the carrying value was $9.5 million and $10.5 million, respectively. The license agreement may be terminated earlier by Sanofi-Aventis upon 60 days’ notice if the Company fails to make the required royalty payments or the Company decides to cease selling Oncaspar. Following the expiration of the agreement in 2014, all rights will revert back to the Company, unless the agreement is terminated earlier.

In October 2005, the Company further amended its license agreement with Sanofi-Aventis for Oncaspar. The amendment became effective in January 2006 and included a significant reduction in the royalty rate, with a single-digit royalty percentage payable by Enzon only on those aggregate annual sales of Oncaspar in the U.S. and Canada that are in excess of $25.0 million. In consideration for the amendment, Enzon made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. The $35.0 million payment is being amortized on a straight-line basis over its economic life of 8.5 years. The Company is obligated to make royalty payments through June 30, 2014, at which time all of the Company’s royalty obligations will cease. The amortization and royalty payments to Sanofi-Aventis are included in cost of sales of the product.

Medac License Agreement

In January 2002, the Company renewed an exclusive license to Medac, a private company based in Germany, to sell Oncaspar and any PEG-asparaginase product developed by the Company or Medac during the term of the agreement in most of Europe and parts of Asia. The Company’s supply agreement with Medac provides for Medac to purchase Oncaspar from the Company at certain established prices and meet certain minimum purchase requirements. Medac is responsible for obtaining additional approvals and indications in the licensed territories beyond the currently approved indication in Germany. The initial term of the agreement was for five years and automatically renewed for an additional five years through the end of 2011. Thereafter, the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to Medac will revert back to the Company.

Inex Development and Commercialization Agreements

In March 2005, the Company terminated the agreements it entered into with Inex Pharmaceuticals (Inex) in January 2004 regarding the development and commercialization of Inex’s proprietary oncology product MARQIBO® (vincristine sulfate liposomes injection). The terminated agreements included a Product Supply Agreement, a Development Agreement and a Co-Promotion Agreement, (collectively, the MARQIBO Agreements). In connection with the termination, the Company paid Inex a final payment of $5.0 million in satisfaction of all of the Company’s financial obligations under the MARQIBO Agreements, including development expenses and milestone payments. This payment is included in research and development expense in the Company’s consolidated statement of operations for the year ended June 30, 2005.

Fresenius Biotech Development and Supply Agreement

In January 2006, the Company terminated its development and supply agreement entered into in June 2003 and returned the rights to ATG-Fresenius S to Fresenius Biotech. The termination did not result in either company making a settlement payment to the other. The development and supply agreement with Fresenius Biotech had provided the Company with exclusive development and distribution rights in the U.S. and Canada for a new formulation of the polyclonal antibody preparation, ATG-Fresenius S. Under the agreement, the Company had been responsible for obtaining regulatory approval of the product in the U.S. In September 2004, the Company made a milestone payment to Fresenius Biotech of $1.0 million upon FDA approval of the first IND application; the milestone payment was charged to research and development expense during the year ended June 30, 2005.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Micromet Intellectual Property Marketing Agreement

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

The termination of the research and development collaboration with Micromet does not affect the Company’s other agreements with Micromet, including a cross-license agreement between the parties and a marketing agreement under which Micromet is the exclusive marketer of the two companies’ combined intellectual property estate in the field of single-chain antibody (SCA) technology. Enzon holds core intellectual property in SCAs. Micromet is the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreements executed by Micromet on behalf of the partnership will be shared equally by the two companies. In 2006, the Company recorded $673,000 related to its share of revenues from Micromet’s licensing activities, compared to $1.5 million (of which $767,000 was netted against the $2.5 million owed by the Company to Micromet) during the six months ended December 31, 2005.

In addition to the research and development collaboration, in 2002 the Company made an $8.3 million investment in Micromet in the form of a convertible note that was amended in June 2004. During the year ended June 30, 2004 the Company recorded a complete write-down of the carrying value of this investment which resulted in a non-cash charge of $8.3 million. In 2006, the note was converted into 88,342 shares of Micromet, Inc. common stock that constitutes substantially less than 1% of Micromet’s outstanding shares.

NatImmune A/S License Agreement

In September 2005, the Company entered into a license agreement with NatImmune A/S (NatImmune) for NatImmune’s lead development compound, recombinant human Mannose-Binding Lectin (rhMBL), a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, the Company received exclusive worldwide rights, excluding the Nordic countries, and is responsible for the development, manufacture, and marketing of rhMBL. The $10.0 million upfront cost of the license agreement was charged to acquired in-process research and development in the six months ended December 31, 2005. During 2006, the Company paid NatImmune $2.1 million for license milestones, that was charged to research and development expense, and will be responsible for making additional payments upon the successful completion of certain clinical development, regulatory, and sales-based milestones. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by Enzon and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.

Nektar Cross-License and License Option Agreement

In January 2002, the Company entered into a PEG technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of our PEG technology and patents to third parties. Nektar had the right to sub-license our patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar’s profits for any products that utilize the Company’s patented PEG technology. However, on September 7, 2006, the Company gave notice to Nektar of its intention not to renew the provisions of its agreement with them that give Nektar the right to sub-license a portion of the Company’s PEG technology and patents to third-parties. This right terminated in January 2007. Nektar will only have the right to grant any additional sublicense to a limited class of our PEG technology. Existing sublicenses granted by Nektar are unaffected.

Currently, Nektar has notified the Company of at least five third-party products for which Nektar has granted sublicenses to our PEG technology, including Hoffmann-La Roche’s Pegasys (peginterferon alfa-2a), OSI Pharmaceutical’s Macugen (pegaptanib sodium injection), UCB’s Cimziatm (certolizumab pegol, CDP870),

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Affymax and Takeda Pharmaceutical’s Hematidetm and an undisclosed product of Pfizer’s. Pegasys is currently being marketed for the treatment of hepatitis C and Macugen is currently being marketed through a partnership between OSI Pharmaceuticals and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. Cimzia, a PEGylated anti-TNF-alpha antibody fragment is currently in Phase III development for the treatment of rheumatoid arthritis and Crohn’s disease. Hematide, a synthetic peptide-based erythropoiesis-stimulating agent is in two Phase II clinical trials for the treatment of anemia associated with chronic kidney disease and in anemic cancer patients undergoing chemotherapy.

In January 2002, as part of a patent infringement lawsuit settlement agreement, the Company purchased $40.0 million of newly issued Nektar convertible preferred stock. During the year ended June 30, 2004, the Company converted approximately 50% of the preferred stock into common stock and sold approximately 50% of the Company’s investment in Nektar, which resulted in a net gain on investments of $11.0 million and cash proceeds of $17.4 million. In January 2006, the remainder of the Company’s Nektar preferred stock automatically converted into 1,023,292 common stock and in January and February 2006, the Company sold all shares of Nektar common stock it held, resulting in a net gain of $13.8 million and cash proceeds of $20.2 million.

SkyePharma Agreements

In December 2002, the Company entered into a strategic alliance with SkyePharma PLC (SkyePharma), under which the Company licensed the U.S. and Canadian rights to SkyePharma’s DepoCyt, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, the Company paid SkyePharma a license fee of $12.0 million. SkyePharma manufactures DepoCyt and the Company purchases finished product at 35% of the Company’s net sales price, which percentage can be reduced should a defined sales target be exceeded. The Company has recorded the $12.0 million license fee as an intangible asset that is being amortized over a ten-year period.

This alliance also included a broad technology access agreement, under which the two companies may draw upon their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on SkyePharma’s proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and Enzon’s proprietary PEG modification technology, for which the Company received a $3.5 million technology fee which was deferred and amortized to total royalty revenue over four years. SkyePharma will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development. Certain research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.

Under this alliance, the Company is required to purchase finished product equal to $5.0 million in net sales for each calendar year (Minimum Annual Purchases) through the remaining term of the agreement. SkyePharma is also entitled to a milestone payment of $5.0 million if the Company’s sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if the Company’s sales exceed an annualized run rate of $25.0 million for four consecutive quarters. For the year December 31, 2006, net sales of DepoCyt were approximately $8.3 million. The Company is also responsible for a milestone payment if the product receives approval for all neoplastic meningitis subsequent to December 31, 2006. This milestone payment will be between $7.5 million and $5.0 million, depending upon the timing of the approval.

The Company’s license is for an initial term of ten years and is automatically renewable for successive two-year terms thereafter. Either party may terminate the agreement early upon a material breach by the other party, which breach the other party fails to cure within 60 days after receiving notice thereof. Further, SkyePharma will be entitled to terminate the agreement early if the Company fails to satisfy its Minimum Annual Purchases. In addition, the Company will be entitled to terminate the agreement early if a court or government agency renders a decision or issues an order that prohibits the manufacture, use or sale of the product in the U.S. If a therapeutically equivalent

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

generic product enters the market and DepoCyt’s market share decreases, the Company will enter into good faith discussions in an attempt to agree on a reduction in its payment obligations to SkyePharma and a fair allocation of the economic burdens resulting from the market entry of the generic product. If the Company is unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, the companies will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, the Company will have the right to distribute any quantity of product it purchased from SkyePharma prior to termination.

Zeneus Manufacturing Agreement

Zeneus Pharma, Ltd. (Zeneus), a wholly owned subsidiary of Cephalon, Inc., owns the right to market Abelcet in any markets outside of the U.S., Canada and Japan. The Company’s supply agreement with Zeneus requires that the Company supply Zeneus with Abelcet and MYOCET through November 21, 2011 and November 21, 2009, respectively, at which times the agreements will continue unless terminated by the Company or by Zeneus. The Company supplies these products on a cost-plus basis.

Ovation Pharmaceuticals, Inc.

In December 2006, the Company entered into supply and license agreements with Ovation. Pursuant to the agreements, Ovation will supply to the Company specified quantities of the active ingredient used in the production of Oncaspar during calendar years 2007, 2008 and 2009. Additionally, Ovation granted to the Company a non-exclusive, fully-paid, perpetual, irrevocable, worldwide license to the cell line from which such ingredient is derived. The Company is required to make a one-time, non-refundable payment to Ovation of $20.0 million in February 2007, of which $17.5 million is attributable to the license and $2.5 million is attributable to an initial supply of the ingredient by Ovation to the Company. The Company agreed to effectuate, at Enzon’s cost, a technology transfer of the cell line and manufacturing capabilities for the ingredient from Ovation to the Company (or a third party manufacturer on behalf of the Company) no later than December 31, 2009. The Company further agreed to supply specified quantities of the ingredient to Ovation, at Ovation’s option, in calendar years 2010-2012. Refer to Note 16, Commitments and Contingencies, below.

(15)  Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 clarifies the staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 allows registrants to adjust prior year financial statements for errors in the carrying amount of assets and liabilities as of the beginning of this fiscal year that were immaterial under the registrant’s previous method for evaluating errors but material under the method prescribed by SAB 108, with an offsetting adjustment being made to the opening balance of retained earnings (deficit). The Company adopted SAB 108 as of December 31, 2006, retroactive to January 1, 2006, and it had no effect on the Company’s consolidated financial statements.

The FASB issued SFAS No. 157, “Fair Value Measurements”, in September 2006. The new standard provides guidance on the definition of and how to measure fair value and what sources of information are to be used in such measurements. It also prescribes expanded disclosures about fair value measurements contained in the financial statements. The Company is in the process of evaluating the new standard which is not expected to have any effect on its consolidated financial position or results of operations although financial statement disclosures will be

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

revised to conform to the new guidance. The pronouncement, including the new disclosures, is effective for the Company as of the first quarter of 2008.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109. The interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The interpretation is effective for the Company beginning January 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption. The Company is evaluating the potential effects the interpretation may have on its consolidated financial position or results of operations, but does not expect there to be any material consequence.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” Amongst other things, SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments beginning after September 15, 2006. The Company is currently evaluating the effect of the adoption of SFAS No. 155, but believes it will not have a material impact on its financial position or results of operations.

(16)  Commitments and Contingencies

In connection with the Company’s December 2006 license and supply agreements with Ovation for the active ingredient used in the production of Oncaspar, the Company has committed to effectuate a technology transfer of the manufacturing capabilities for that ingredient to the Company (or a third-party manufacturer on behalf of the Company) by no later than December 31, 2009 and to supply specified quantities of the active ingredient to Ovation, at Ovation’s option, for up to three years thereafter. In the event the Company fails to deliver all such quantities ordered by Ovation in 2010, 2011 or 2012, the Company will be required to pay liquidated damages to Ovation in the amounts of $5.0 million in 2010, $10.0 million in 2011 and $15.0 million in 2012. Also, pursuant to the supply agreement, the Company is committed to certain minimum quantity purchases of active ingredient during the three-year period 2007-2009. As of December 31, 2006, future commitments related to this supply arrangement total $12.5 million.

The Company has agreements with certain members of its upper management, which provide for payments following a termination of employment occurring after a change in control of the Company. The Company also has employment agreements with certain members of upper management, that provide for severance payments.

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(17)  Leases

The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease terms for the operating leases expire at various dates between 2007 and 2021 and each agreement includes renewal options.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2006 are (in thousands):

Operating
Year Ending December 31,	Leases

2007	$2,122
2008	2,296
2009	2,260
2010	2,232
2011	2,230
Thereafter	15,785

Total minimum lease payments	$26,925

Rent expense amounted to $1.6 million and $795,000, for the year ended December 31, 2006, the six months ended December 31, 2005 and $1.4 million each of the two years ended June 30, 2005 and 2004. Total rent expense, inclusive of scheduled increases and rent holidays, is recognized on a straight-line basis over the term of the lease.

(18)  Retirement Plans

The Company maintains a defined contribution 401(k) pension plan for substantially all of its employees. The Company currently matches 50% of the employee’s contribution of up to 6% of compensation, as defined. Total Company contributions for the year ended December 31, 2006, the six months ended December 31, 2005 and the years ended June 30, 2005 and 2004 were $764,000, $338,000, $631,000 and $627,000, respectively.

In November 2003, the Board of Directors adopted the Executive Deferred Compensation Plan (the Plan). The Plan was amended in January 2005. The Plan is intended to aid the Company in attracting and retaining key employees by providing a non-qualified compensation deferral vehicle. At December 31, 2006, $2.7 million of deferred compensation was included in other liabilities. At December 31, 2005, there was no deferred compensation included in other liabilities.

(19)  Related Party Transactions

Two of the Company’s executive officers received relocation benefits in connection with their joining the Company whereby the residences from which they were moving were purchased at independently determined appraisal values. During the year ended December 31, 2006, both properties were sold resulting in an aggregate net loss to the Company of $268,000. At December 31, 2005, there was a balance of $736,772 in other current assets carried in the consolidated balance sheet representing these temporary holdings.

(20)  Business and Geographical Segments

The Company operates in the following three business and reportable segments:

Products — Currently, the Company has developed or acquired four therapeutic, FDA-approved products focused primarily in oncology and adjacent diseases. The Company currently markets its products through its specialized U.S. sales force that calls upon specialists in oncology, hematology and other critical care disciplines. The Company’s four proprietary marketed brands are Abelcet, Adagen, Oncaspar and DepoCyt.

Royalties — The Company derives licensing income from royalties and contract revenues received on the manufacture and sale of products that utilize its proprietary technology. Royalties are primarily comprised of royalties the Company receives on sales by Schering-Plough of PEG-INTRON. In addition to royalties from PEG-INTRON, the Company also receives royalty revenues on Pegasys and Macugen through an agreement with Nektar under which the Company shares in Nektar’s royalties on sales of these products.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Contract Manufacturing — The Company contract manufactures products for third parties primarily Abelcet for export and MYOCET, each for Zeneus, a wholly owned subsidiary of Cephalon, Inc., and the injectable multivitamin, MVI®, for Mayne Pharma, Ltd.

The performance of each of the Company’s segments is monitored by the Company’s chief operating decision maker, the President and Chief Executive Officer. Segment profit (loss) is measured based on operating results, excluding investment income, interest expense and income taxes. The Company’s research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of the Company’s operating segments. The Company does not identify or allocate property and equipment by operating segment, and does not allocate depreciation, to the operating segments. Operating segments do not have intersegment revenue, and accordingly, there is none to be reported.

The following tables present segment revenue and profitability information for the year ended December 31, 2006, the six months ended December 31, 2005 and the fiscal years ended June 30, 2005 and 2004 (in thousands):

					Contract
Segment		Products		Royalties	Manufacturing		Corporate(1)	Consolidated

Revenues	December 31, 2006	$101,024		$70,562	$14,067		$—	$185,653
	December 31, 2005	49,436		17,804	6,459		—	73,699
	June 30, 2005	99,192		51,414	15,644		—	166,250
	June 30, 2004	107,922		48,738	12,911		—	169,571
Segment	December 31, 2006	20,582		70,562	2,280		(82,924)	10,500
Profit (Loss)	December 31, 2005(4)	(268,885	)(2)	17,804	(5,614	)(2)	(36,220)	(292,915)
	June 30, 2005(4)	13,153		51,414	4,421		(58,413)	10,575
	June 30, 2004	27,011		48,738	2,928		(71,635)	7,042
Assets	December 31, 2006	106,760	(3)	178	4,449		292,443	403,830
	December 31, 2005	58,304	(2)	2,265	3,686	(2)	277,090	341,345
	June 30, 2005	342,342		15,949	10,153		282,417	650,861
	June 30, 2004	360,108		10,863	11,273		340,166	722,410
Amortization	December 31, 2006	8,144		—	—		—	8,144
	December 31, 2005	8,873		—	—		—	8,873
	June 30, 2005	17,925		—	—		—	17,925
	June 30, 2004	17,909		—	—		—	17,909

(1)	Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, exploratory and preclinical research and development expenses and treasury activities. Corporate assets consist principally of cash, short-term investments, marketable securities, property and equipment and certain working capital items. The Company does not identify or allocate property and equipment by operating segment, and as such does not allocate depreciation to the operating segments, nor does the chief operating decision maker evaluate operating segments on these criteria. The Company does not allocate interest income, interest expenses or incomes taxes to operating segments.

(2)	During the quarter ended December 31, 2005, the Company recognized impairment write-downs of the Product segment’s intangible assets and goodwill in the amount of $133.1 million and $151.0 million, respectively. The goodwill write-off was charged to the Products segment ($144.0 million) and Contract Manufacturing ($7.0 million).

(3)	Assets of the Products segment increased by $48.5 million in 2006, net of amortization. A payment of $35.0 million was made to Sanofi-Aventis on January 1, 2006 for a negotiated reduction in royalty rates to be paid by the Company on sales of Oncaspar. An obligation of $17.5 million was recorded in December 2006 relating to the Company’s license of the cell line owned by Ovation Pharmaceuticals, Inc. and from which the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

active ingredient in Oncaspar is derived. Both intangibles are to be amortized on a straight-line basis through June 30, 2014.

(4)	Starting in the fourth quarter of 2006, the Company began evaluating the performance of the Products segment with the inclusion of research and development costs related to marketed products and costs relating to new indications for those products. Full year 2006 segment profitability data are reflected on this basis and prior periods were modified to reclassify $1.8 million of 2005 product-specific research and development spending from Corporate to the Products segment. Product-specific research and development expense for fiscal 2004 was immaterial.

Following is a reconciliation of segment profit (loss) to consolidated income (loss) before income tax provision (benefit) (in thousands):

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005	2005	2004

Segment (loss) profit(1)	$93,424	$(256,695)	$68,988	$78,677
Unallocated corporate operating expense(1)	(82,924)	(36,220)	(58,413)	(71,635)

Operating (loss) income	10,500	(292,915)	10,575	7,042
Other corporate income and expense	11,567	(9,369)	(22,237)	343

Income (loss) before income tax	$22,067	$(302,284)	$(11,662)	$7,385

(1)	Starting in the fourth quarter of 2006, the Company began evaluating the performance of the Products segment with the inclusion of research and development costs related to marketed products and costs relating to new indications for those products. Full year 2006 segment profitability data are reflected on this basis and prior periods were modified to reclassify $1.8 million of 2005 product-specific research and development spending from Corporate to the Products segment. Product-specific research and development expense for fiscal 2004 was immaterial.

Revenues consisted of the following (in thousands):

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005	2005	2004

Product sales, net
Adagen	$25,344	$10,896	$19,301	$17,113
Oncaspar	30,881	13,005	21,216	18,050
DepoCyt	8,273	4,459	7,446	5,029
Abelcet	36,526	21,076	51,229	67,730

Total product sales, net	101,024	49,436	99,192	107,922
Royalties	70,562	17,804	51,414	48,738
Contract manufacturing	14,067	6,459	15,644	12,911

Total revenues	$185,653	$73,699	$166,250	$169,571

Outside the U.S., the Company principally sells: Adagen in Europe, Oncaspar in Germany, DepoCyt in Canada, and Abelcet in Canada. Information regarding revenues attributable to the U.S. and to all foreign countries collectively is provided below. The geographic classification of product sales was based upon the location of the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

customer. The geographic classification of all other revenues is based upon the domicile of the entity from which the revenues were earned. Following information is in thousands:

		Six Months
	Year Ended	Ended
	December 31,	December 31,	Year Ended June 30,
	2006	2005	2005	2004

Revenues:
U.S.	$117,161	$52,650	$113,891	$125,268
Europe	40,118	14,079	36,667	34,715
Other	28,374	6,970	15,692	9,588

Total revenues	$185,653	$73,699	$166,250	$169,571

(21)  Subsequent Event

On February 2, 2007, the Company announced plans to consolidate its manufacturing operations by discontinuing all activity at, and closing, its South Plainfield, New Jersey facility. It is currently expected that the closing of the facility and the transition of operations to the Company’s Indianapolis, Indiana facility will take approximately one year. The closing of the South Plainfield facility is expected to result in the separation of approximately fifty employees. The Company expects to incur between $8.0 million and $10.0 million associated with personnel severance and transition costs in 2007 and a charge of approximately $8.0 million associated with closing the leased facility in 2008.

(22)  Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly financial data (in thousands, except per-share amounts):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Revenues:
Product sales, net	$24,275	$24,537	$25,295	$26,917
Royalties	17,248	17,936	18,705	16,673
Contract manufacturing	3,206	5,131	1,856	3,874

Total revenues	44,729	47,604	45,856	47,464
Gross profit(1)	16,932	17,316	15,010	15,712
Tax provision	136	288	127	207
Net income (loss)	21,708	10,987	2,238	(13,624)

Net loss per common share:
Basic	$0.50	$0.25	$0.05	$(0.31)
Diluted	$0.50	$0.25	$0.05	$(0.31)
Weighted average number of shares —
Basic	43,524	43,539	43,590	43,730
Weighted average number of shares —
Diluted	43,524	43,539	43,590	43,730

(1)	Gross profit is calculated as the aggregate of product sales, net and contract manufacturing revenue, less cost of product sales and manufacturing revenue.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	September 30,	December 31,
	2005	2005(2)

Revenues:
Product sales, net	$25,176	$24,260
Royalties	15,478	2,326
Contract manufacturing	3,393	3,066

Total revenues	44,047	29,652
Gross profit(1)	16,605	16,074
Tax provision (benefit)	1,112	(12,059)
Net (loss)	(5,766)	(285,571)

Net loss per common share:
Basic	$(0.13)	$(6.56)
Diluted	$(0.13)	$(6.56)
Weighted average number of shares —
Basic	43,486	43,523
Weighted average number of shares —
Diluted	43,486	43,523

(1)	Gross profit is calculated as the aggregate of product sales, net and contract manufacturing revenue, less cost of product sales and manufacturing revenue.

(2)	During the quarter ended December 31, 2005, the Company recognized impairment write-downs of intangible assets in the amount of $133.1 million and goodwill in the amount of $151.0 million. The goodwill write-down triggered the elimination of a deferred tax liability resulting in a tax benefit of $12.0 million.

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2004	2004	2005	2005

Revenues
Product sales, net	$27,527	$26,962	$21,224	$23,480
Royalties	10,414	10,491	13,630	16,878
Contract manufacturing	2,513	5,463	4,359	3,309

Total revenues	40,454	42,916	39,213	43,667
Gross profit(1)	19,139	20,044	16,559	13,070
Tax (benefit) provision	(637)	102	(1,761)	80,239
Net (loss)	(939)	(10)	(3,125)	(85,532)

Net loss per common share:
Basic	$(0.02)	$(0.00)	$(0.07)	$(1.97)
Diluted	$(0.02)	$(0.00)	$(0.07)	$(1.97)
Weighted average number of shares —
Basic	43,470	43,483	43,490	43,501
Weighted average number of shares —
Diluted	43,470	43,483	43,490	43,501

(1)	Gross profit is calculated as the aggregate of product sales, net and contract manufacturing revenue, less cost of product sales and manufacturing revenue.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Charged to			Balance at
	Beginning of	Costs and		other			End of
	Period	Expenses		Accounts		Deductions	Period
	(In thousands)

Year ended December 31, 2006:
Allowance for chargebacks, returns, doubtful accounts and cash discounts	$5,223	$245	(1)	$30,859	(2)	$(31,004)	$5,323
Six months ended December 31, 2005:
Allowance for chargebacks, returns, doubtful accounts and cash discounts	$7,242	$71	(1)	$14,943	(2)	$(17,033)	$5,223
Year ended June 30, 2005:
Allowance for chargebacks, returns, doubtful accounts and cash discounts	$8,785	—		$37,982	(2)	$(39,525)	$7,242
Year ended June 30, 2004:
Allowance for chargebacks, returns, doubtful accounts and cash discounts	$7,134	—		$52,619	(2)	$(50,968)	$8,785

(1)	Amounts are recognized as bad debt expense.

(2)	Amounts are recognized as a reduction from gross sales.

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number

12.1	Computation of Ratio of Earnings to Fixed Charges	E-2
21.1	Subsidiaries of Registrant	E-3
23.0	Consent of Independent Registered Public Accounting Firm	E-4
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	E-5
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002	E-6
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	E-7
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	E-8

E-1

685 Route 202/206, Bridgewater, NJ 08807
(908) 541-8600 • FAX: (908) 575-9457
http://www.enzon.com