Form 10-Q
period 2007-03-31
ENZON PHARMACEUTICALS INC
filed 2007-05-04
CIK 727510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Common Stock outstanding as of May 2, 2007: 44,061,961.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EX-10.1: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.2: 2007 OUTSIDE DIRECTOR COMPENSATION PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2007	December 31, 2006*
ASSETS

Current assets:
Cash and cash equivalents	$22,360	$28,431
Short-term investments	141,983	145,113
Accounts receivable, net of allowance for doubtful accounts of $342 at March 31, 2007 and $245 at December 31, 2006	13,264	15,259
Inventories	20,900	17,618
Other current assets	9,812	5,890

Total current assets	208,319	212,311

Property and equipment, net of accumulated depreciation of $27,896 at March 31, 2007 and $26,506 at December 31, 2006	44,446	39,491
Marketable securities	34,099	67,061
Amortizable intangible assets, net	75,910	78,510
Other assets	6,035	6,457

Total assets	$368,809	$403,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$11,852	$24,918
Accrued expenses	16,086	34,967

Total current liabilities	27,938	59,885

Notes payable	393,642	397,642
Other liabilities	2,711	2,744

Total liabilities	424,291	460,271

Commitments and contingencies

Stockholders’ deficit:
Preferred stock — $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock — $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,061,961 shares at March 31, 2007 and 43,999,031 shares at December 31, 2006	441	440
Additional paid-in capital	328,469	326,099
Accumulated other comprehensive income (loss)	27	(414)
Accumulated deficit	(384,419)	(382,566)

Total stockholders’ deficit	(55,482)	(56,441)

Total liabilities and stockholders’ deficit	$368,809	$403,830

*	Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Product sales, net	$22,649	$24,275
Royalties	16,344	17,248
Contract manufacturing	2,495	3,206

Total revenues	41,488	44,729

Costs and expenses:
Cost of product sales and contract manufacturing	11,464	10,549
Research and development	13,240	7,003
Selling, general and administrative	16,190	15,838
Amortization of acquired intangible assets	185	189
Restructuring charge	569	—

Total costs and expenses	41,648	33,579

Operating (loss) income	(160)	11,150

Other income (expense):
Investment income, net	2,577	15,816
Interest expense	(4,553)	(4,881)
Other, net	90	(241)

	(1,886)	10,694

(Loss) income before income tax (benefit) provision	(2,046)	21,844

Income tax (benefit) provision	(193)	136

Net (loss) income	$(1,853)	$21,708

(Loss) earnings per common share — basic	$(0.04)	$0.50

(Loss) earnings per common share — diluted	$(0.04)	$0.50

Weighted average shares — basic	43,862	43,524

Weighted average shares — diluted	43,862	43,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,853)	$21,708
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,997	3,292
Stock-based compensation	2,084	898
Gain on sale of investments	—	(13,824)
Amortization of debt issue costs	438	448
Gain on redemption of notes payable	(64)	—
Amortization of debt securities premium/discount	82	193
Changes in operating assets and liabilities	(19,705)	(9,206)

Net cash (used in) provided by operating activities	(15,021)	3,509

Cash flows from investing activities:
Purchase of property and equipment	(6,352)	(1,319)
Proceeds from sale of equity investment	—	20,209
Purchase of product rights	(17,500)	(35,000)
Proceeds from sale of marketable securities	67,355	88,350
Purchase of marketable securities	(90,695)	(127,298)
Maturities of marketable securities	59,792	—

Net cash provided by (used in) investing activities	12,600	(55,058)

Cash flows from financing activities:
Redemption of notes payable	(3,936)	—
Proceeds from exercise of common stock options	286	—

Net cash used in financing activities	(3,650)	—

Net decrease in cash and cash equivalents	(6,071)	(51,549)

Cash and cash equivalents at beginning of period	28,431	76,497

Cash and cash equivalents at end of period	$22,360	$24,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Organization and Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission’s Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(2) Marketable Securities
     The Company classifies its investments in marketable equity securities and debt securities, including auction rate securities, as available-for-sale. The Company classifies those investments with maturities of one year or less as current assets and investments in debt securities with maturities greater than one year and marketable equity securities as noncurrent assets when it has the intent and ability to hold such securities for at least one year. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, when appropriate, included in the determination of other comprehensive income (loss) and reported in stockholders’ deficit. The fair value of all securities is determined by quoted market prices.
     The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses, are included in investment income, net. The cost of securities is based on the specific identification method.
     The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at March 31, 2007 and December 31, 2006 were investments in state government bonds and corporate securities.
     Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan which are predominantly mutual fund shares totaling $1.7 million as of March 31, 2007 and $1.8 million as of December 31, 2006. As of December 31, 2006, these investments also included $0.6 million of securities of government-sponsored entities (GSE). At any point in time, the assets of the deferred compensation plan may also include cash ($0.8 million and $0.3 million at March 31, 2007 and December 31, 2006, respectively). There is a non-current liability that offsets the aggregate deferred compensation plan assets.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at March 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*
U.S. government and GSE debt	$27,003	$—	$(143)	$26,860
U.S. corporate debt	127,930	5	(157)	127,778
Auction rate securities	19,475	—	—	19,475
Other	1,699	270	—	1,969

	$176,107	$275	$(300)	$176,082

*	$141,983 is included in short-term investments and $34,099 is included in marketable securities.
     The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*
U.S. government and GSE debt	$36,003	$—	$(260)	$35,743
U.S. corporate debt	133,904	7	(230)	133,681
Auction rate securities	40,350	—	—	40,350
Other	2,374	26	—	2,400

	$212,631	$33	$(490)	$212,174

*	Included in short-term investments $145,113 and marketable securities $67,061 at December 31, 2006.
     Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at March 31, 2007 were as follows (in thousands):

Twelve-Month
Periods Ending	Amortized	Fair
March 31,	Cost	Value
2008	$141,992	$141,745
2009	15,241	15,193
Maturities beyond five years	17,175	17,175

	$174,408	$174,113

     Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date. The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of March 31, 2007.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. government and GSE debt (1)	$3,995	$(5)	$22,865	$(138)
U.S. corporate debt (2)	103,179	(124)	8,260	(33)

Total	$107,174	$(129)	$31,125	$(171)

(1)	U.S. government and government-sponsored enterprise (GSE) debt. The unrealized losses of $143,000 in the U.S. Government and GSE mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and the Company has the ability and the intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. Government and GSE debt to be other-than-temporarily impaired at March 31, 2007.

(2)	U.S. corporate debt. The unrealized losses of $157,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at March 31, 2007.
(3) Comprehensive (Loss) Income
     The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Three months ended March 31,
	2007	2006
Net (loss) income	$(1,853)	$21,708

Other comprehensive income:
Unrealized gain on securities that arose during the period, net of tax (1)	441	13,881
Reclassification adjustment for gain included in net (loss) income, net of tax(1)	—	(13,844)

Total other comprehensive income	441	37

Comprehensive (loss) income	$(1,412)	$21,745

(1)	Information has not been tax-effected due to an estimated annual effective tax rate of zero.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4) Earnings Per Common Share
     Basic (loss) earnings per common share is computed by dividing the net (loss) income available to common stockholders, by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been completed. For purposes of calculating diluted (loss) earnings per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, unvested restricted stock units and restricted stock awards and the number of shares issuable upon conversion of the Company’s convertible subordinated notes payable and/or convertible senior notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator. The assumption is that the interest would not have been incurred if the notes payable were converted into common stock.
     The dilutive effect of stock options and nonvested shares takes into account a number of treasury shares calculated using assumed proceeds, which includes compensation costs to be attributed to future service and not yet recognized and, in the case of stock options, the cash paid by the holders to exercise plus the excess, if any, of tax benefits that would be credited to additional paid-in capital. For all affected reporting periods subsequent to the July 1, 2005 adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R), the inclusion of unrecognized share-based compensation in the treasury stock component of the calculation caused stock options and nonvested shares outstanding to be anti-dilutive and they were therefore excluded from the computation of diluted earnings per share. In addition, for the three months ended March 31, 2007, the Company reported a net loss.
     For the three-month periods ended March 31, 2007 and March 31, 2006, the Company determined that all potentially dilutive common stock equivalents, (40.6 million and 12.7 million shares, respectively), were anti-dilutive. Consequently, reported diluted (loss) earnings per common share is the same as the basic (loss) earnings per common share amount.
(5) Share-Based Compensation
     The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, “Share-Based Payment.” During the quarters ended March 31, 2007 and 2006, the Company recognized share-based compensation expense of $2.1 million and $0.9 million, respectively. Activity in options and nonvested shares during the quarter ended March 31, 2007 and related balances outstanding as of that date are reflected below. The weighted average grant price of the options granted was $8.57 per share and fair values ranged from $3.44 to $3.61 per share for $7.1 million fair value in total during the quarter ended March 31, 2007. The nonvested shares granted during the quarter had a weighted average grant-date fair value of $8.56 per share.

		Nonvested
	Options	Shares
Outstanding at December 31, 2006	6,708	1,458
Granted	1,970	331
Exercised and vested	(65)	(7)
Expired and forfeited	(85)	(23)

Outstanding at March 31, 2007	8,528	1,759

Options vested and expected to vest at March 31, 2007	7,462

Options exercisable at March 31, 2007	4,835

     As of March 31, 2007, there was $9.6 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 29 months and $13.4 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 39 months.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) Inventories
     As of March 31, 2007 and December 31, 2006 inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$8,296	$7,321
Work in process	6,335	4,444
Finished goods	6,269	5,853

	$20,900	$17,618

(7) Intangible Assets
     As of March 31, 2007 and December 31, 2006 intangible assets consisted of the following (in thousands):

			Weighted
			Average
			Remaining
	March 31, 2007	December 31, 2006	Useful Lives
Product acquisition costs	$78,694	$78,694	7 years
Product patented technology	6,000	6,000	8 years
Manufacturing patent	9,000	9,000	8 years
Patent	1,875	1,875	*

	95,569	95,569	7 years
Less: Accumulated amortization	19,659	17,059

	$75,910	$78,510

*	fully amortized
     In December 2006, the Company entered into supply and license agreements with Ovation Pharmaceuticals, Inc. (Ovation) related to the active ingredient used in the production of Oncaspar. The agreement called for the Company to make a $20.0 million nonrefundable payment in February 2007 for a non-exclusive, fully paid, perpetual, worldwide license of the cell line from which the active ingredient is derived, as well as to related data and know-how. Of the $20.0 million, $2.5 million was for an initial supply of the ingredient by Ovation to the Company. The $17.5 million portion of the payment attributable to the license was reflected as a current liability and as an intangible asset as of December 31, 2006. The $17.5 million intangible asset portion of the payment to Ovation is being amortized on a straight-line basis over its estimated economic life, which is coincident with the remaining term of the Company’s royalty obligations for Oncaspar – through June 30, 2014.
     Amortization of intangibles amounted to $2.6 million for the quarter ended March 31, 2007 and $2.0 million for the quarter ended March 31, 2006. Of these totals, $2.4 million and $1.8 million, respectively, were classified as cost of product sales and contract manufacturing.
(8) Notes Payable
     The table below reflects the composition of the notes payable balances as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
4.5% Convertible Subordinated Notes due July 1, 2008	$118,642	$122,642
4% Convertible Senior Notes due June 1, 2013	275,000	275,000

	$393,642	$397,642

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
     The 4% notes mature on June 1, 2013, unless earlier redeemed, repurchased or converted, at the option of the holders, into the Company’s common stock at an initial conversion price of $9.55 per share. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company.
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
     In connection with the Company’s second-quarter 2006 issuance of $275.0 million of the 4% notes, the Company entered into a registration rights agreement whereby it agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to permit the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain the effectiveness of the registration statement for a period of two years beginning November 3, 2006 would result in additional interest of up to $2.2 million being payable on the 4% notes as of March 31, 2007.
     Interest on the 4.5% notes is payable January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $1.3 million as of March 31, 2007 and $2.7 million as of December 31, 2006. Interest on the 4% notes is payable on June 1 and December 1 of each year. As of March 31, 2007 accrued interest on the 4% notes amounted to $3.7 million and $1.0 million at December 31, 2006.
     The Company evaluates the accounting for the conversion features in accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the 4% and 4.5% Convertible Notes and determined that the conversion feature should be classified as equity, and therefore it does not need to be accounted for separately from the Convertible Notes. The Company updates its analysis of the accounting for the conversion feature on a quarterly basis and more frequently if circumstances warrant. If the conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.
     Effective January 1, 2007, the Company evaluates the accounting for the convertible notes in accordance with EITF No. 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities they related to. The Staff position requires the contingent obligation in a registration payment arrangement to be separately analyzed under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. Based on the Company’s evaluation, no liability relating to the convertible notes was required to be recorded as of January 1, 2007 and March 31, 2007.
(9) Restructuring
     During the first quarter of 2007, the Company announced plans to consolidate manufacturing operations in its Indianapolis, Indiana location. This action was taken as part of the Company’s continued efforts to streamline operations.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     As a result, all operations at the Company’s South Plainfield, New Jersey facility are expected to be transferred in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees in an estimated range of approximately $4.0 million to $5.0 million all of which relate to the Products segment. These amounts will be paid in 2008 upon the successful transfer of production to Indianapolis and satisfactory performance by the affected employees during the transition period. To date, a charge of $569,000 has been recognized. Other costs are expected to be incurred relating to relocation of goods and equipment and will be recognized as incurred. In the aggregate, including employee costs, the Company anticipates incurring costs in connection with this restructuring plan in the range of $8.0 million to $10.0 million.
     In addition, the Company may experience costs associated with lease termination or sublease of the South Plainfield facility of as much as $8.0 million. Such costs would be incurred and recognized when the Company ceases use of the property in 2008. However, the Company does not know at this time what the final use or disposition of the leased South Plainfield facility will be. There is also a possibility that non-cash charges could be incurred related to asset impairments or acceleration of depreciation, if future triggering events occur. At March 31, 2007, the Company’s analysis of the future net undiscounted cash flows for the South Plainfield facility assets did not indicate an impairment.
(10) Supplemental Cash Flow Information
     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the three month periods ended March 31, 2007 and 2006, there were payments of interest on the Company’s notes payable of $2.8 million and $8.9 million, respectively. Income tax payments for the three months ended March 31, 2007 and 2006, were $294,000 and $83,000, respectively.
(11) Income Taxes
     During the three months ended March 31, 2007, the Company recorded a net tax benefit of $193,000 which represents state and Canadian tax liabilities and includes an adjustment to taxes payable. During the three months ended March 31, 2006, the Company recognized a tax expense of $136,000 representing state and Canadian tax liabilities. The Company did not recognize a U.S. Federal income tax provision for these periods as the estimated annual effective tax rate is zero. As of March 31, 2007, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.
     In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. Upon adoption of FIN 48 as of January 1, 2007, the Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, the Company had no liability for such uncertain positions nor did it establish such a liability upon adoption of the interpretation.
     The Company files income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examination by any of these tax authorities for years before 2000.
     Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.
(12) Segment Information
     The Company operates in the following business and reportable segments:
     Products - Currently, the Company has developed or acquired four therapeutic, FDA-approved products focused primarily in oncology and adjacent diseases. The Company currently markets its products through its specialized U.S. sales forces that calls upon specialists in oncology, hematology and other critical care disciplines. The Company’s four proprietary marketed brands are Oncaspar, Abelcet, Adagen and DepoCyt.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Royalties – The Company derives licensing income from royalties received on the manufacture and sale of products that utilize its proprietary technology. Royalties are primarily derived from sales by Schering-Plough of PEG-INTRON. In addition to royalties from PEG-INTRON, the Company receives royalty revenues on Pegasys and Macugen through an agreement with Nektar Therapeutics, Inc. (Nektar) under which the Company shares in Nektar’s royalties on sales of these products.
     Contract Manufacturing - The Company provides contract manufacturing services for third parties — primarily MYOCET and Abelcet for export, each for Cephalon, Inc., and the injectable multivitamin, MVI, for Hospira, Inc.
     Profit (loss) for the Company’s segments is measured based on operating results, excluding investment income, interest expense and income taxes. The Company’s research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of the Company’s operating segments. The Company does not identify or allocate property and equipment by operating segment, and does not allocate depreciation to the operating segments. Operating segments do not have intersegment revenue, and accordingly, there is none to be reported.
     The following table presents segment revenues and profitability information for the three-month periods ended March 31, 2007 and 2006 (in thousands):

				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)	Consolidated
Revenues	2007	$22,649	$16,344	$2,495	$—	$41,488
	2006	$24,275	$17,248	$3,206	$—	$44,729
Profit (Loss) (2)	2007	$2,366	$16,344	$41	$(20,797)	$(2,046)
	2006	$6,620	$17,248	$772	$(2,796)	$21,844

(1)	Corporate expenses include operating (loss) income components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities and exploratory, preclinical and clinical research and development not specifically identifiable with existing marketed products or product candidates that have not entered Phase III clinical trials.

(2)	Starting in the fourth quarter of 2006, the Company began evaluating the performance of the Products segment with the inclusion of research and development costs related to marketed products and new indications for those products. Segment profit for prior periods reflects reclassifications for comparability.
     Following is a reconciliation of segment profit (loss) to consolidated (loss) income before income tax (benefit) provision (in thousands):

	Three Months Ended March 31,
	2007	2006
Segment profit	$18,751	$24,640
Unallocated operating expense	(18,911)	(13,490)

Operating income (loss)	(160)	11,150
Other corporate income and expense	(1,886)	10,694

(Loss) income before income tax (benefit) provision	$(2,046)	$21,844

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a biopharmaceutical company dedicated to the development, manufacturing and commercialization of therapeutics to treat patients with cancer and other life-threatening conditions. We operate in three business segments: Products, Royalties and Contract Manufacturing. Our hospital and oncology sales forces market Oncaspar, Abelcet, Adagen, and DepoCyt in the United States. In addition, we receive royalties, primarily on sales of PEG-INTRON, marketed by Schering-Plough Corporation. Royalties are derived through the application of our proprietary PEGylation technology to other companies’ products. PEGylation is a proven means of enabling or enhancing the performance of pharmaceuticals with delivery limitations through the chemical attachment of polyethylene glycol or PEG. Our product-driven strategy includes an extensive drug development program that leverages our proprietary technologies, including a Customized Linker TechnologyTM PEGylation platform that utilizes customized linkers designed to release compounds at a controlled rate. We complement our internal research and development efforts with strategic initiatives, such as partnerships designed to broaden our revenue base or provide access to promising new technologies or product development opportunities. We also engage in contract manufacturing opportunities with third parties to improve our efficiency.
Results of Operations
Three Months Ended March 31, 2007 and 2006
Overview
     Total revenues declined $3.2 million or 7% in the first quarter of 2007 compared to the first quarter of 2006 from $44.7 million to $41.5 million. Revenues were reduced in all three segments leading to lower segment profits as well.
     On a pretax basis, income of $21.8 million reported in the quarter ended March 31, 2006 turned to a loss of $2.1 million in the quarter ended March 31, 2007. Spending on corporate-level research and development continued to rise as previously anticipated leading to a rise in operating expenses. Period-to-period earnings comparisons were further affected by the $13.8 million gain recognized in the first quarter of 2006 on the sale of our remaining interest in shares of common stock of Nektar Therapeutics, Inc. No comparable investment gains were recognized in the first quarter of 2007.
     Following is a reconciliation of segment profitability to consolidated income before income tax (millions of dollars):

	Three Months Ended
	March	%	March
	2007	Change	2006
Products Segment profit	$2.4	(64)	$6.6
Royalty Segment profit	16.3	(5)	17.2
Contract Manufacturing Segment profit	—	(100)	0.8
Corporate and other expenses*	(20.8)	n.m.	(2.8)

Income (loss) before income tax provision (benefit)	$(2.1)	n.m.	$21.8

*	We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, exploratory and preclinical research and development expenses, depreciation, interest income, interest expense and income taxes. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.

n.m. – not meaningful

Products Segment
     Segment profitability (millions of dollars):

	Three Months Ended
	March	%	March
	2007	Change	2006
Revenues	$22.7	(7)	$24.3
Cost of sales	9.0	11	8.1
Research and development	2.4	91	1.3
Selling and marketing	8.1	—	8.1
Amortization of intangibles	0.2	(2)	0.2
Restructuring	0.6	n.m.	—

Segment profit	$2.4	(64)	$6.6

n.m. — not meaningful
     Revenues
     Performance of individual products is provided below (millions of dollars):

	Three Months Ended
	March	%	March
Product	2007	Change	2006
Oncaspar	$7.5	16	$6.4
DepoCyt	2.4	14	2.1
Abelcet	7.7	(27)	10.5
Adagen	5.1	(4)	5.3

Totals	$22.7	(7)	$24.3

     Net product sales for the three months ended March 31, 2007 decreased by 7% to $22.7 million compared to the same period of 2006 as growth in the oncology products, Oncaspar and DepoCyt, was more than offset by declines in Abelcet.
     The 16% increase in revenue for Oncaspar was related to its continued adoption in certain protocols by hospitals and cooperative groups resulting in an increase in demand for the product. The July 2006 approval by the U.S. Food and Drug Administration of Oncaspar for the first-line treatment of patients with acute lymphoblastic leukemia has facilitated this trend. Sales of DepoCyt, for treatment of lymphomatous meningitis, increased by 14% over the March 2006 quarter due primarily to increased use by neuro-oncologists due of its more convenient dosing schedule, however, we do experience quarter-to-quarter variability in the sales of this product. During the three months ended March 31, 2007, U.S. and Canadian sales of Abelcet, our intravenous antifungal product, were $7.7 million, which is 27% lower than in the first quarter of 2006, driven mainly by declines in volume. Continuing competition for Abelcet from new therapeutics entering the market had been anticipated. Sales of Adagen for the three months ended March 31, 2007 were largely unchanged from the year-earlier period. Historically, quarterly sales of Adagen for treatment of severe combined immuno-deficiency disease experience volatility because of the small number of patients on therapy.
     Cost of sales
     Cost of sales of marketed products for the three months ended March 31, 2007 was $9.0 million or 40% of sales, compared to $8.1 million or 33% of sales for the comparable three-month period of 2006. The reduced margin earned in the period ended March 31, 2007 was due mainly to rising Adagen costs resulting from production timing and lower production volumes. Oncaspar costs were slightly higher as a percent of sales due, in part, to the amortization of the Oncaspar-related intangible acquired in December 2006 to secure the supply of L-asparaginase. DepoCyt and Abelcet costs remained relatively constant as a percent of sales period-over-period.

     Research and development
     Research and development spending on marketed products, primarily Oncaspar and Adagen, increased 91 percent from $1.3 million in the first quarter of 2006 to $2.4 million in the first quarter of 2007. The rise in product-related research and development expense was related to ongoing formulation enhancement of Oncaspar and Adagen as well as Oncaspar life-cycle management.
     Selling and marketing expenses
     Selling and marketing expenses consist primarily of sales and marketing personnel, as well as other commercial expense and marketing programs to support our sales force including medical education. Selling and marketing expenses for the three months ended March 31, 2007 were essentially unchanged from the three months ended March 31, 2006.
     Amortization of acquired intangible assets
     Amortization expense was $0.2 million for the three months ended March 31, 2007, unchanged from the three months ended March 31, 2006. Amortization of intangible assets has been provided over their estimated lives ranging from 1-14 years on a straight-line basis.
     Restructuring
     During the first quarter of 2007, we announced plans to consolidate manufacturing operations in our Indianapolis, Indiana location. This action was taken as part of our continued efforts to streamline operations.
     As a result, all operations at our South Plainfield, New Jersey facility are expected to be transferred in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees in an estimated range of approximately $4.0 million to $5.0 million, all of which relate to the Products segment. These amounts will be paid in 2008 upon the successful transfer of production to Indianapolis and satisfactory performance by the affected employees during the transition period. To date, a charge of $569,000 has been recognized. Other costs are expected to be incurred relating to relocation of goods and equipment and will be recognized as incurred. In the aggregate, including employee costs, we anticipate incurring costs in connection with this restructuring plan in the range of $8.0 million to $10.0 million.
     In addition, we may experience costs associated with lease termination or sublease of the South Plainfield facility of as much as $8.0 million. Such costs would be incurred and recognized when we cease use of the property in 2008. However, we do not know at this time what the final use or disposition of the leased South Plainfield facility will be. There is also a possibility that non-cash charges could be incurred related to asset impairments or acceleration of depreciation, if future triggering events occur. At March 31, 2007, our analysis of the future net undiscounted cash flows for the South Plainfield facility assets did not indicate an impairment.
Royalties Segment
(millions of dollars)

	Three Months Ended
	March	%	March
	2007	Change	2006
Royalty revenue	$16.3	(5)	$17.2

     Royalty revenue for the three months ended March 31, 2007 decreased 5% to $16.3 million as compared to $17.2 million during the comparable three-month period ended March 31, 2006. The reduction in royalties from the prior year period was due primarily to competition for Macugen in the U.S., as expected. The majority of royalties is comprised of royalty revenue we receive on sales of PEG-INTRON which remained relatively stable. We expect competition for PEG-INTRON combination therapy in Japan later this year.

     Costs and expenses
     Current, royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.
Contract Manufacturing Segment
(millions of dollars)

	Three Months Ended
	March	%	March
	2007	Change	2006
Revenues	$2.5	(22)	$3.2
Cost of sales	2.5	1	2.4

Segment profit	$—	(100)	$0.8

     Revenues
     Contract manufacturing revenue for the three months ended March 31, 2007 was $2.5 million. This compares to $3.2 million for the comparable period of 2006. The decrease in contract manufacturing revenue was primarily attributable to the timing of shipments to our customers.
     Cost of sales
     Cost of sales for contract manufacturing for the three months ended March 31, 2007 at $2.5 million effectively offset sales for the period due principally to certain start-up production costs related to a newly negotiated agreement. This compared to $2.4 million or 75% of sales for the comparable three-month period of 2005.
Non-U.S Revenue
     During the three months ended March 31, 2007, we had export sales and royalties on export sales of $15.6 million, of which $8.8 million were in Europe. This compares to $15.8 million of export sales in the comparable three-month period of 2006, of which $8.5 million were in Europe.
Corporate and Other Expense
(millions of dollars)

	Three Months Ended
	March	%	March
	2007	Change	2006
Research and development	$10.8	89	$5.7

General and administrative	8.1	5	7.7

Other (income) expense:
Investment income, net	(2.6)	(84)	(15.8)
Interest expense	4.6	(7)	4.9
Other, net	(0.1)	n.m.	0.3

	1.9	n.m.	(10.6)

Corporate and other expenses	$20.8	n.m.	$2.8

n.m. — not meaningful
     Research and development. For the three months ended March 31, 2007, research and development expenses increased by $5.1 million to $10.8 million as compared to the three months ended March 31, 2006. As we have previously indicated, we are significantly expanding our research and development efforts in areas such as rhMBL, PEG-SN38, the HIF-1 alpha antagonist and other LNA - and PEGylation - based programs. This has resulted in hiring of new positions and associated costs. We anticipate that increased levels of research and development expense will continue. In addition, milestone payments to third parties for the successful advancement of our research and development pipeline are expected to total as much as $10.0 million in 2007.

     General and administrative. The slight increase in general and administrative expense was partially attributable to the share-based compensation expense of options and non-vested shares, the effects of which are incurred in increments over the related vesting periods.
     Other (income) expense. Other (income) expense for the three months ended March 31, 2007 was net expense of $1.9 million, as compared to net income of $10.6 million for the three months ended March 31, 2006. Other (income) expense includes: net investment income, interest expense and other income or expense.
     Net investment income declined by $13.2 million to $2.6 million for the three months ended March 31, 2007 compared with $15.8 million for the three months ended March 31, 2006. The decrease was principally due to the sale in January and February 2006 of our remaining shares of Nektar Therapeutics, Inc. common stock which resulted in a net gain of $13.8 million and cash proceeds of $20.2 million with no comparable gain in the current three-month period.
     Interest expense was $4.6 million for the three months ended March 31, 2007 and $4.9 million for the three months ended March 31, 2006 reflecting the improved interest rate mix.
     Other, net expense changed from $0.3 million expense to a $0.1 million income between the first quarter of 2006 and 2007, respectively, due in part to small gain resulting from the purchase of $4.0 million of outstanding convertible 4.5% notes payable at a discount to par. This gain was partially offset by the partial write-off of the existing debt offering costs.
Income taxes
     During the three months ended March 31, 2007, we recorded a net tax benefit of $193,000 which represents state and Canadian tax liabilities and includes an adjustment to taxes payable. No U.S. income tax provision was recorded for the three months ended March 31, 2007 as the estimated annual effective tax rate is zero due to the uncertainty around our ability to utilize our net operating loss carryforwards. During the three months ended March 31, 2006, we recognized a tax expense of $136,000 representing state and Canadian tax liabilities.
     In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on an income tax return. Upon adoption of FIN 48 as of January 1, 2007, we had no tax positions relating to open income tax returns that we considered to be uncertain. Accordingly, we had no liability for such uncertain positions nor did we establish such a liability upon adoption of the interpretation.
     We file income tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions. With few exceptions, we are no longer subject to tax examination by any of these tax authorities for years before 2000.
     Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.
Liquidity and Capital Resources
     Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $198.4 million as of March 31, 2007, as compared to $240.6 million as of December 31, 2006. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities and auction rate securities.
     Cash used in operating activities totaled $15.0 million for the three months ended March 31, 2007 compared to cash provided by operating activities of $3.5 million for the three months ended March 31, 2006. Operating income recognized in the first quarter of 2006 of $11.1 million turned to a near break-even in the first quarter of 2007 due in large part to lower revenues and increased research and development spending. Also contributing to cash used in operations in the three months ended March 31, 2007, versus the comparable prior-year period were increases in inventories to preferred levels and reductions in accounts payable.
     Investing activities yielded a $12.6 million source of cash in the first quarter of 2007 versus a $55.1 million use of cash a year earlier. Maturities of certain marketable securities were not reinvested and served to fund the operating cash needs during the three months ended March 31, 2007. In addition, in February 2007, we made a $17.5 million payment for a license related to our December 2006 agreement with Ovation Pharmaceuticals, Inc. related to Oncaspar production. This payment had been recorded as an accrued liability as of December 31, 2006.
     Redemption of $4.0 million principal amount of the 4.5% notes payable during the first quarter of 2007 was the primary financing cash outflow.
     As of March 31, 2007, we had outstanding $275.0 million of convertible senior notes payable that bear interest at an annual rate of 4% and $118.6 million of convertible subordinated notes payable that bear interest at an annual rate of 4.5%. Interest is payable on June 1 and December 1 for the 4% notes and January 1 and July 1 for the 4.5% notes. Accrued interest on the notes was $5.0 million and $3.7 million, respectively as of March 31, 2007 and December 31, 2006.
     Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; product sales; royalties earned, which are primarily related to sales of PEG-INTRON; and contract manufacturing revenue. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future; however, we may refinance or seek new financing prior to the maturity of our convertible subordinated 4.5% notes in 2008.
     While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the coming twelve months, we are evaluating numerous alternatives for obtaining additional financing, including possible future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2007, we were not involved in any SPE transactions.
     Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes is 28.8 million shares. Our 4.5% notes have a conversion price of $70.98 per share. Consequently, dilution related to the 4.5% notes is remote. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.
     In addition, stock options to purchase 8.5 million shares of our common stock at a weighted average exercise price of $11.48 per share and 1.6 million restricted stock units were outstanding at March 31, 2007 that represent additional potential dilution.
Contractual Obligations
     Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.
     During the three months ended March 31, 2007, we made payments of $5.0 million relating to the milestone for filing the HIF-1 alpha antagonist IND, $17.5 million to Ovation to secure the long-term supply of L-asparaginase, and $7.0 million for related legal services associated with the new supply agreement.
     Other than as disclosed above, there have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Policies and Estimates
     A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of March 31, 2007 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.
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
Revenues
     Revenues from product sales and contract manufacturing revenue are recognized when title passes to the customer, generally at the time of shipment. For product sales, we also record a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments and returns to the estimates used in establishing the accruals.
     We recognize revenues for Abelcet at the time of sale to the wholesaler. Sales of Oncaspar and DepoCyt are recorded when product is shipped by our third-party distributor to the end-user. Adagen is sold directly to a specialty distributor that then sells the product to end-users. We recognize revenue for Adagen upon sale to the specialty distributor.
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

     The following is a summary of reductions of gross sales accrued as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Accounts Receivable Reductions
Chargebacks	$2,787	$3,388
Cash discounts	155	168
Other (including returns)	1,919	1,767

Total	4,861	5,323

Accrued liabilities
Medicaid rebates	855	1,335
Administrative fees	200	205

Total	1,055	1,540

Grand Total	$5,916	$6,863

     Royalties under our license agreements with third parties are recognized when reasonably determinable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds and collection is reasonably assured. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur.
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
Income Taxes
     Under the asset and liability method of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe, based on future projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized.
     In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.
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

          SFAS No. 144 testing for the recoverability of long-lived assets is performed initially by comparing the carrying amount of the asset to the future undiscounted net cash flows to be generated by the asset or asset group. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the intangible assets must be estimated and we would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts that are based on management’s best estimates and judgment. Actual results may differ from these estimates.
Share-Based Payment
          We account for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. Until we have developed sufficient reliable Enzon-specific information, we are using relevant industry data for purposes of estimating forfeitures of share-based payments. In the near term, as more stratified data come available, rates will be adjusted using blended information. We have elected the modified prospective transition method for SFAS No. 123R which requires that compensation costs be recorded, as earned, for all unvested stock options and restricted stock awards and restricted stock units outstanding at July 1, 2005.
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
Recently Issued Accounting Standards
          The FASB has issued two pronouncements that will become effective for us as of the first quarter of 2008 relating to measuring financial instruments at fair value. We are in the process of evaluating the new standards but do not, at this time, anticipate that either will have any material effect on our consolidated financial position or results of operations. Certain financial statement disclosures will be revised, however, to conform to the new guidance. SFAS No. 157, “Fair Value Measurements” provides guidance on the use of fair value in such measurements and prescribes expanded disclosures about fair value measurements contained in financial statements. Once SFAS No. 157 is adopted, SFAS No. 159 can be adopted which allows companies the option to measure many financial assets and financial liabilities at fair value on a contract-by-contract basis.
     On May 2, 2007, a FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This guidance, which is effective immediately, had no impact on our consolidated financial statements as of and for the three month period ended March 31, 2007.
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
          A more detailed discussion of these and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2006. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. Apart from custodial accounts related to the Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum.
     The table below presents the principal amounts and related weighted-average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending March 31 of the year indicated) as of March 31, 2007 (in thousands):

			Maturities
			Beyond
	2008	2009	Five Years	Total	Fair Value
Fixed Rate	$116,940	$10,941	$—	$127,881	$127,670
Average Interest Rate	4.88%	4.42%	—	4.85%
Variable rate	25,052	4,300	17,175	46,527	46,443
Average interest rate	4.55%	4.42%	5.27%	4.80%

	$141,992	$15,241	$17,175	$174,408	$174,113

     Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock.
     Our 4% convertible senior unsecured notes in the principal amount of $275.0 million at March 31, 2007 are due June 1, 2013 and have a fair value of $292.9 million at March 31, 2007.
     Our 4.5% convertible subordinated notes in the principal amount of $118.6 million are due July 1, 2008 and have a fair value of $116.7 million at March 31, 2007.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
     Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of March 31, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Controls
     There were no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K.

Exhibit		Reference
Number	Description	No.
3(i)	Amended and Restated Certificate of Incorporation	(1)

3(ii)	Amended and Restated By-laws	(2)

4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(3)

4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)

10.1	Amended and Restated Employment Agreement with Jeffrey H. Buchalter dated April 27, 2007**	*

10.2	2007 Outside Director Compensation Plan**	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed May 19, 2006.

(2)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 3, 2006.

(3)	Form 8-A12G (File No. 000-12957) filed with the Commission on May 22, 2002.

(4)	Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC. (Registrant)
	By:	/s/ Jeffrey H. Buchalter
Jeffrey H. Buchalter
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2007	By:	/s/ Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)