Form 10-Q
period 2007-06-30
ENZON PHARMACEUTICALS INC
filed 2007-08-02
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No☑
Shares of Common Stock outstanding as of July 31, 2007: 44,087,603.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

		December 31,
	June 30, 2007	2006*
ASSETS

Current assets:
Cash and cash equivalents	$24,224	$28,431
Short-term investments	127,815	145,113
Accounts receivable, net of allowance for doubtful accounts; $237 at June 30, 2007 and $245 at December 31, 2006	14,213	15,259
Inventories	19,415	17,618
Other current assets	7,637	5,890

Total current assets	193,304	212,311

Property and equipment, net of accumulated depreciation; $29,403 at June 30, 2007 and $26,506 at December 31, 2006	48,150	39,491
Marketable securities	35,042	67,061
Amortizable intangible assets, net	73,309	78,510
Other assets	5,626	6,457

Total assets	$355,431	$403,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$9,004	$24,918
Accrued expenses	18,531	34,967

Total current liabilities	27,535	59,885

Notes payable	381,721	397,642
Other liabilities	2,950	2,744

Total liabilities	412,206	460,271

Commitments and contingencies

Stockholders’ deficit:
Preferred stock — $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock — $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,072,110 shares and 43,999,031 shares at June 30, 2007 and December 31, 2006, respectively	441	440
Additional paid-in capital	329,993	326,099
Accumulated other comprehensive income (loss)	254	(414)
Accumulated deficit	(387,463)	(382,566)

Total stockholders’ deficit	(56,775)	(56,441)

Total liabilities and stockholders’ deficit	$355,431	$403,830

*	Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$25,019	$24,537	$47,668	$48,812
Royalties	18,290	17,936	34,634	35,184
Contract manufacturing	5,903	5,131	8,398	8,337

Total revenues	49,212	47,604	90,700	92,333

Costs and expenses:
Cost of product sales and contract manufacturing	16,293	12,352	27,757	22,901
Research and development	17,739	9,466	30,979	16,469
Selling, general and administrative	15,225	15,247	31,415	31,085
Amortization of acquired intangible assets	185	185	370	374
Restructuring charge	755	—	1,324	—

Total costs and expenses	50,197	37,250	91,845	70,829

Operating (loss) income	(985)	10,354	(1,145)	21,504

Other income (expense):
Investment income, net	2,366	3,084	4,943	18,900
Interest expense	(4,491)	(6,639)	(9,044)	(11,520)
Other, net	327	4,476	417	4,235

	(1,798)	921	(3,684)	11,615

(Loss) income before income tax provision	(2,783)	11,275	(4,829)	33,119

Income tax provision	261	288	68	424

Net (loss) income	$(3,044)	$10,987	$(4,897)	$32,695

(Loss) earnings per common share — basic	$(0.07)	$0.25	$(0.11)	$0.75

(Loss) earnings per common share — diluted	$(0.07)	$0.25	$(0.11)	$0.75

Weighted average shares — basic	43,884	43,539	43,873	43,531

Weighted average shares — diluted	43,884	43,539	43,873	43,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(4,897)	$32,695
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,106	6,600
Share-based compensation	3,605	2,544
Gain on sale of investments	—	(13,844)
Loss on sale of assets	—	31
Gain on redemption of notes payable	(198)	(4,397)
Write off and amortization of debt issue costs	904	2,220
Amortization of debt securities bond premium/discount	132	548
Changes in operating assets and liabilities	(17,491)	(2,555)

Net cash (used in) provided by operating activities	(9,839)	23,842

Cash flows from investing activities:
Purchase of property and equipment	(11,564)	(3,678)
Proceeds from sale of equity investment	—	20,209
Purchase of product rights	(17,500)	(35,000)
Proceeds from sale of marketable securities	110,850	67,925
Purchase of marketable securities	(164,488)	(363,308)
Maturities of marketable securities	103,492	246,550

Net cash provided by (used in) investing activities	20,790	(67,302)

Cash flows from financing activities:
Proceeds from exercise of common stock options	339	106
Proceeds from employee stock purchase plan	226	—
Redemption of notes payable	(15,723)	(129,380)
Proceeds from issuance of notes payable	—	275,000
Cash payment for debt issuance costs	—	(7,655)

Net cash (used in) provided by financing activities	(15,158)	138,071

Net (decrease) increase in cash and cash equivalents	(4,207)	94,611

Cash and cash equivalents at beginning of period	28,431	76,497

Cash and cash equivalents at end of period	$24,224	$171,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Organization and Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses and interest income, are included in investment income, net. The cost of securities for gain or loss determination is based on the specific identification method.
     The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at June 30, 2007 and December 31, 2006 were investments in state government bonds and corporate securities.
     Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan which are predominantly mutual fund shares totaling $2.0 million as of June 30, 2007 and $1.8 million as of December 31, 2006. In addition, other securities include $0.4 million of corporate equity securities as of June 30, 2007. As of December 31, 2006, the investments of the deferred compensation plan also included $0.6 million of securities of government-sponsored enterprises (GSE). In addition, the assets of the deferred compensation plan also include cash ($0.7 million and $0.3 million at June 30, 2007 and December 31, 2006, respectively). There is a non-current liability that offsets the aggregate deferred compensation plan assets.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at June 30, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value*
U.S. Government and GSE debt	$19,502	$—	$(111)	$19,391
U.S. corporate debt	111,263	—	(195)	111,068
Auction rate securities	30,035	—	—	30,035
Other	1,962	401	—	2,363

	$162,762	$401	$(306)	$162,857

*	$127,815 is included in short-term investments and $35,042 is included in marketable securities.
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

*      $145,113 is included in short-term investments and $67,061 is included in marketable securities.
     Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at June 30, 2007 were as follows (in thousands):

Twelve-Month
Periods Ending
June 30,	Amortized Cost	Fair Value
2008	$127,735	$127,467
2009	7,030	6,992
Maturities beyond five years	26,035	26,035

	$160,800	$160,494

     Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date. The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of June 30, 2007.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. Government and GSE debt (1)	$2,995	$(5)	$14,397	$(106)
U.S. corporate debt (2)	109,381	(195)	—	—

Total	$112,376	$(200)	$14,397	$(106)

(1)	The unrealized losses of $0.1 million in the U.S. Government and GSE mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and the Company has the ability and the intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. Government and GSE debt to be other-than-temporarily impaired at June 30, 2007.

(2)	The unrealized losses of $0.2 million on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at June 30, 2007.
(3) Comprehensive (Loss) Income
     The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net (loss) income	$(3,044)	$10,987	$(4,897)	$32,695

Other comprehensive income:
Unrealized gain on securities that arose during the period	227	128	668	14,009
Reclassification adjustment for gain included in net income(1)	—	—	—	(13,844)

Total other comprehensive income	227	128	668	165

Comprehensive (loss) income	$(2,817)	$11,115	$(4,229)	$32,860

(1)     Information has not been tax-effected due to an estimated annual effective tax rate of zero.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4) Earnings Per Common Share
     Basic (loss) earnings per common share is computed by dividing the net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been completed. For purposes of calculating diluted (loss) earnings per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, nonvested shares, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible subordinated notes payable and/or convertible senior notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.
     The dilutive effect of stock options and nonvested shares takes into account a number of treasury shares calculated using assumed proceeds, which includes share-based compensation costs to be attributed to future service and not yet recognized and, in the case of stock options, the cash paid by the holders to exercise plus the excess, if any, of tax benefits that would be credited to additional paid-in capital.
     For the three-month periods ended June 30, 2007 and 2006, the Company determined that all potentially dilutive common stock equivalents (30.7 million and 18.1 million shares, respectively) were anti-dilutive. Similarly, for the six-month periods ended June 30, 2007 and 2006, all potentially dilutive common stock equivalents (30.7 million and 11.8 million, respectively), were antidilutive. Consequently, reported diluted (loss) earnings per common share is the same as the basic (loss) earnings per common share amount in each of these periods. Furthermore, for the three months and six months ended June 30, 2007, the Company reported a net loss thus causing potentially dilutive common stock equivalents to be antidilutive.
(5) Share-Based Compensation
     The Company accounts for its share-based compensation plans, including stock options, nonvested share awards and ESPP, according to the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R).
Stock Option and Nonvested Share Awards
     During the three months ended June 30, 2007 and 2006, the Company recognized share-based compensation expense of $1.5 million and $1.6 million, respectively, relating to stock option and nonvested share awards. During the six-month periods ended June 30, 2007 and 2006, the Company recognized share-based compensation expense of $3.6 million and $2.6 million, respectively, for these plans. Activity in options and nonvested shares during the six-months ended June 30, 2007 and related balances outstanding as of that date are reflected below (in thousands). The weighted average grant price of the options granted was $8.56 per share and fair values ranged from $3.30 to $3.61 per share. The fair value in total during the six months ended June 30, 2007 was $7.3 million. The nonvested shares granted during the six months had a weighted average grant-date fair value of $8.53 per share. The Company uses historical data to estimate forfeiture rates.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Nonvested
	Options	Shares
Outstanding at December 31, 2006	6,708	1,458
Granted	2,020	380
Exercised and vested	(74)	(8)
Expired and forfeited	(141)	(47)

Outstanding at June 30, 2007	8,513	1,783

Options vested and expected to vest at June 30, 2007	7,484

Options exercisable at June 30, 2007	5,143

     As of June 30, 2007, there was $8.1 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 26 months and $11.5 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 36 months.
Employee Stock Purchase Plan
     In January 2007, the Board of Directors adopted the 2007 ESPP which was approved by the stockholders in May 2007. An initial one million shares were reserved for issuance under the plan. All benefit-eligible employees of the Company may participate in the ESPP other than those who own shares or hold options or nonvested shares representing a combined 5% or more of the voting power of the Company’s outstanding stock. The ESPP permits eligible employees to purchase common stock through payroll deductions which many not exceed 15% of the employee’s compensation, as defined, at a price equal to 85% of the fair market value of the shares at the beginning of the offering period (grant date) or at the end of the offering period (purchase date), whichever is lower. There are two six-month offering periods in each fiscal year, beginning April 1 and October 1. The ESPP is intended to qualify under section 423 of the Internal Revenue Code. Individual participant purchases within a given calendar year are limited to $25,000 ($21,250 based on the 15% discount) and no more than 2,500 shares on any single purchase date. Unless terminated sooner, the ESPP will terminate on January 25, 2017.
     The fair value of shares to be issued under the ESPP is estimated at the grant date and is comprised of two components: the 15% discount to fair value of the shares at grant date and the value of the option granted to participants pursuant to which they may purchase shares at the lower of either the grant date or the purchase date fair value. The option component is valued using the Black-Scholes option pricing model. For the first offering period of the new plan beginning April 1, 2007, the following initial assumptions were used to value the option component: 4.5% risk-free interest rate, 20% expected volatility, 0.5 years expected life and no dividend yield. Increases in individual withholding rates within the offering period could have the effect of establishing a new measurement date such that the weighted-average assumptions used for the entire offering period ending September 30, 2007 may vary from those indicated above. For the quarter and six months ended June 30, 2007, compensation expense recognized for the ESPP was $0.1 million which was recorded in the same expense categories in the interim consolidated statement of operations as the underlying employee compensation. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. There were no stock purchases under the ESPP during the three or six months ended June 30, 2007.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) Inventories
     As of June 30, 2007 and December 31, 2006 inventories consisted of the following (in thousands):

		December 31,
	June 30, 2007	2006
Raw materials	$7,945	$7,321
Work in process	8,096	4,444
Finished goods	3,374	5,853

	$19,415	$17,618

(7) Intangible Assets
     As of June 30, 2007 and December 31, 2006 intangible assets consisted of the following (in thousands):

			Weighted
			Average
		December 31,	Remaining
	June 30, 2007	2006	Useful Lives
Product acquisition costs	$78,694	$78,694	7 years
Product patented technology	6,000	6,000	8 years
Manufacturing patent	9,000	9,000	1 years
Patent	1,875	1,875	*

	95,569	95,569
Less: Accumulated amortization	22,260	17,059

	$73,309	$78,510

*	fully amortized
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
     For the three months and six months ended June 30, 2007, amortization charged to operations relating to intangible assets totaled $2.6 million and $5.2 million, respectively, of which $2.4 million and $4.8 million, respectively, was classified in cost of product sales and contract manufacturing. For the three months and six months ended June 30, 2006, amortization expense was $2.0 million and $4.0 million, respectively, of which $1.8 million and $3.7 million, respectively, was charged to cost of product sales and contract manufacturing.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(8) Notes Payable
     The table below reflects the composition of the notes payable balances as of June 30, 2007 and December 31, 2006 (in thousands):

		December 31,
	June 30, 2007	2006
4.5% Convertible Subordinated Notes due July 1, 2008	$106,721	$122,642
4% Convertible Senior Notes due June 1, 2013	275,000	275,000

	$381,721	$397,642

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
     In connection with the Company’s second-quarter 2006 issuance of $275.0 million of the 4% notes, the Company entered into a registration rights agreement whereby it agreed to file a shelf registration statement with the SEC to permit the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain the effectiveness of the registration statement for a period of two years beginning November 3, 2006 would result in additional interest of up to $1.9 million being payable on the 4% notes as of June 30, 2007.
     Interest on the 4.5% notes is payable January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $2.4 million as of June 30, 2007 and $2.7 million as of December 31, 2006. Interest on the 4% notes is payable on June 1 and December 1 of each year. As of June 30, 2007 accrued interest on the 4% notes amounted to $0.9 million, unchanged from December 31, 2006.
     The Company evaluated the accounting for the conversion features in accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the 4% and 4.5% Convertible Notes and determined that the conversion features should be classified as equity, and therefore they do not need to be accounted for separately from the respective convertible notes. The Company updates its

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
analyses of the accounting for the conversion features on a quarterly basis and more frequently if circumstances warrant. If a conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.
     Effective January 1, 2007, the Company evaluates the accounting for the 4% convertible notes registration rights in accordance with FASB Staff Position (FSP) EITF No. 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities they related to. The Staff Position requires the contingent obligation in a registration payment arrangement to be separately analyzed under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. Based on the Company’s evaluation, no liability relating to the convertible notes was required to be recorded as of January 1, 2007 or June 30, 2007.
(9) Restructuring
     During the first quarter of 2007, the Company announced plans to consolidate manufacturing operations in its Indianapolis, Indiana location. This action was taken as part of the Company’s continued efforts to streamline operations.
     As a result, all operations at the Company’s South Plainfield, New Jersey facility are expected to be transferred in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees in an estimated range of approximately $3.5 million to $4.0 million all of which relate to the Products segment. These amounts will be paid in 2008 upon the successful transfer of production to Indianapolis and satisfactory performance by the affected employees during the transition period. The Company has recognized severance costs of $0.7 million in the second quarter of 2007 and $1.3 million since inception of the plan. In the three months ended June 30, 2007, $1.9 million, being the cost of validation batches for both Oncaspar and Adagen, were expensed and included in cost of product sales. Other costs are expected to be incurred relating to relocation of goods and equipment including additional validation of production processes transferred to Indianapolis, and will be recognized as incurred. In the aggregate, including employee and validation costs, the Company anticipates incurring costs in connection with this restructuring plan in the range of $8.0 million to $10.0 million, a portion of which will be classified as cost of product sales.
     In addition, the Company may experience costs associated with lease termination or sublease of the South Plainfield facility of as much as $8.0 million. Such costs would be incurred and recognized when the Company ceases use of the property in 2008. However, the Company does not know at this time what the final use or disposition of the leased South Plainfield facility will be. There is also a possibility that non-cash charges could be incurred related to asset impairments or acceleration of depreciation, if future triggering events occur. At June 30, 2007, the Company’s analysis of the future net undiscounted cash flows for the South Plainfield facility assets did not indicate an impairment.
(10) Supplemental Cash Flow Information
     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the six-month periods ended June 30, 2007 and 2006, there were payments of interest on the Company’s notes payable of $8.5 million and $11.2 million, respectively. Income tax payments for the six months ended June 30, 2007 and 2006, were $0.5 million and $0.1 million, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11) Income Taxes
     During the three months and six months ended June 30, 2007, the Company recorded a tax expense of approximately $0.3 million and $0.1 million, respectively, which represents state and Canadian tax liabilities and includes an adjustment to taxes payable. During the three months and six months ended June 30, 2006, the Company recorded a tax expense of approximately $0.3 million and $0.4 million, respectively, which represents state and Canadian taxes payable. No federal income tax provision was recorded for these periods as the estimated annual effective tax rate is zero due to the Company’s ability to utilize its federal net operating loss carry forwards to eliminate its projected taxable income. As of June 30, 2007, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.
     In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. Upon adoption of FIN 48, as amended, as of January 1, 2007, the Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, the Company had no liability for such uncertain positions nor did it establish such a liability upon adoption of the interpretation nor during the six months ended June 30, 2007.
     The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company is currently not under examination by the U.S. Internal Revenue Service, however, the tax years 2004 through 2006 remain open to examination.
     State income tax returns for the states of New Jersey and Indiana are generally subject to examination for a period of 3-4 years after filing of the respective returns. The Company’s state income tax returns are currently not under examination by either New Jersey or Indiana.
     Income tax returns for Canada are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company’s income tax returns are currently not under examination by Revenue Canada.
     Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.
(12) Segment Information
     The Company operates in the following business and reportable segments:
     Products - Currently, the Company has developed or acquired four therapeutic, FDA-approved products focused primarily in oncology and adjacent diseases. The Company currently markets its products through its specialized U.S. sales forces that call upon specialists in oncology, hematology and other critical care disciplines. The Company’s four proprietary marketed brands are Oncaspar, Abelcet, Adagen and DepoCyt.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
     The following tables present segment revenues and profitability information for the three-month and six-month periods ended June 30, 2007 and 2006 (in thousands):

Three months ended June 30,
				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)	Consolidated
Revenues	2007	$25,019	$18,290	$5,903	$—	$49,212
	2006	$24,537	$17,936	$5,131	$—	$47,604

Profit (Loss)(2)	2007	$636	$18,290	$1,813	$(23,522)	$(2,783)
	2006	$6,389	$17,936	$1,995	$(15,045)	$11,275

Six months ended June 30,
				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)	Consolidated
Revenues	2007	$47,668	$34,634	$8,398	$—	$90,700
	2006	$48,812	$35,184	$8,337	$—	$92,333

Profit (Loss)(2)	2007	$3,002	$34,634	$1,854	$(44,319)	$(4,829)
	2006	$13,009	$35,184	$2,767	$(17,841)	$33,119

(1)	Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities and exploratory, preclinical and clinical research and development expenses not specifically identifiable with existing marketed products or product candidates that have not entered Phase III clinical trials.

(2)	Starting in the fourth quarter of 2006, the Company began evaluating the performance of the Products segment with the inclusion of research and development costs related to marketed products and new indications for those products. Segment profit for prior periods reflects reclassifications for comparability.
     Following is a reconciliation of segment profit to consolidated income (loss) before income tax provision (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2007	2006	2007	2006
Segment profit	$20,739	$26,320	$39,490	$50,960
Unallocated operating expense	21,724	15,966	40,635	29,456

Operating (loss) income	(985)	10,354	(1,145)	21,504
Other corporate (expense) and income	(1,798)	921	(3,684)	11,615

(Loss) income before income tax provision	$(2,783)	$11,275	$(4,829)	$33,119

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
Results of Operations
Three Month and Six Month Periods Ended June 30, 2007 and 2006
Overview
     Several factors contributed to our reported net loss in the three-month and six-month periods ended June 30, 2006. While total revenues remained relatively stable period over period, spending on research and development increased significantly, as planned and previously disclosed. Also, our cost of product sales and manufacturing rose significantly due in part to the expensing of validation batches as a result of the initiation of the transfer of production from our South Plainfield, New Jersey manufacturing facility to our plant in Indianapolis, Indiana.
     Restructuring charges in 2007 related to the relocation from South Plainfield and certain non-operating gains in 2006 in connection with the sale of an investment and our debt refinancing also affected period-to-period comparisons. Each of these events and transactions is discussed more fully in the analysis that follows.
     Following is a reconciliation of segment profitability to consolidated income before income tax (millions of dollars). The percentage changes below and throughout this Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section.

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2007	Change	2006	2007	Change	2006
Products Segment profit	$0.6	(90)	$6.4	$3.0	(77)	$13.0
Royalty Segment profit	18.3	2	18.0	34.6	2	35.2
Contract Manufacturing Segment profit	1.9	(9)	2.0	1.9	(33)	2.8
Corporate and other expenses*	(23.5)	56	(15.1)	(44.3)	148	(17.9)

(Loss) income before income tax provision	$(2.7)	n.m.	$11.3	$(4.8)	n.m.	$33.1

*	We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, exploratory and preclinical research and development expenses, depreciation, investment income, interest expense and income taxes. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.

n.m. – not meaningful

Products Segment
     Products Segment profitability (millions of dollars):

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2007	Change	2006	2007	Change	2006
Revenues	$25.0	2	$24.5	$47.7	(2)	$48.8
Cost of sales	12.2	32	9.2	21.2	22	17.3
Research and development	3.8	267	1.0	6.2	169	2.3
Selling and marketing	7.5	(3)	7.7	15.6	(2)	15.8
Amortization of intangibles	0.2	—	0.2	0.4	—	0.4
Restructuring	0.7	n.m.	—	1.3	n.m.	—

Segment profit	$0.6	(90)	$6.4	$3.0	(77)	$13.0

n.m. – not meaningful
     Revenues
     Sales performance of individual products is provided below (millions of dollars):

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
Product	2007	Change	2006	2007	Change	2006
Oncaspar	$9.6	28	$7.5	$17.1	23	$13.9
DepoCyt	2.1	7	1.9	4.5	11	4.0
Abelcet	6.7	(28)	9.4	14.4	(27)	19.9
Adagen	6.6	16	5.7	11.7	6	11.0

Totals	$25.0	2	$24.5	$47.7	(2)	$48.8

     Growth in sales of Oncaspar, DepoCyt and Adagen more than offset the continuing decline in sales of Abelcet during the second quarter of 2007 and largely offset the Abelcet declines over the six-month period ended June 30, 2007, when compared to the prior year period. For the three months ended June 30, 2007, net product sales increased to $25.0 million or 2% over the same period of 2006 and, for the six-month period ended June 30, 2007, net product sales of $47.7 million were 2% lower than the net product sales recorded in the first six months of 2006.
     The 23% increase in revenue for our oncology product, Oncaspar, during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was driven in part by volume growth of 10% and the impact of an April 1, 2007 price increase. The July 2006 approval by the U.S. Food and Drug Administration (FDA) of Oncaspar for the first-line treatment of patients with acute lymphoblastic leukemia has contributed to this trend in demand. Sales of DepoCyt, for treatment of lymphomatous meningitis, and Adagen, for treatment of severe combined immuno-deficiency disease, tend to fluctuate from quarter to quarter due to their small patient bases. The April 1, 2007 price increase favorably affected these two products as well. In April 2007, the FDA granted full approval of DepoCyt. Originally, DepoCyt was approved under the FDA’s Sub Part H regulation. Abelcet sales volumes in the U.S. and Canada, on the other hand, continue to decline due to continued competition from newer generation antifungal products coupled with some contraction of the overall intravenous antifungal market. Abelcet declined 28% and 27% for the three-month and six-month periods, respectively, ended June 30, 2007 when compared to the same periods in the preceding year. We anticipate continued Abelcet competition.
     Cost of sales
     In the three months ended June 30, 2007, cost of products sold of $12.2 million as a percentage of sales rose to 49% compared to 38% ($9.2 million) for the year-earlier period. This contributed to a corresponding year-to-date rise in cost of sales as a percentage of sales from 36% of sales to 45%. The initiation of the transfer of production of Oncaspar and Adagen from our South Plainfield facility to Indianapolis involves the production of a number of test lots in order to validate the new production processes and assure the continued quality and stability of product. These test production batches totaling $1.9 million in the three months ended June 30,

2007, are unsaleable and were expensed, causing part of the increase in second-quarter cost of sales. Excluding the additional $1.9 million associated with these validation batches, cost of products sold as a percentage of sales would have been 41% (compared to 38% of the year earlier period) and 41% (compared to 36% of the year earlier period) for the three months and six months ended June 30, 2007, respectively. In addition, substantially higher supplier costs of materials for Adagen, negative production variances in the second quarter for Abelcet and the amortization of the Oncaspar-related intangible asset acquired in December 2006 to secure the supply of L-asparaginase, all contributed to higher cost of sales.
     Research and development
     Research and development spending on marketed products, primarily Oncaspar and Adagen, increased from $1.0 million in the second quarter of 2006 to $3.8 million in the second quarter of 2007 and from $2.3 million to $6.2 million for the corresponding six-month periods. The rise in product-related research and development expense was due to ongoing formulation enhancement of Oncaspar and Adagen as well as Oncaspar life-cycle management.
     Selling and marketing
     Overall, spending on selling and marketing in 2007 decreased slightly from 2006. This decrease was due to comparatively lower marketing costs in 2007 as a result of selective investments on our marketed products.
     Amortization of acquired intangible assets
     Amortization expense of $0.2 million for the three months ended June 30, 2007, and $0.4 million for the six months ended June 30, 2007 was unchanged from the corresponding periods of 2006. Amortization of intangible assets has been provided over their remaining estimated lives ranging from 1-14 years on a straight-line basis.
     Restructuring
     During the first quarter of 2007, we announced plans to consolidate manufacturing operations in our Indianapolis, Indiana location. This action was taken as part of our continued efforts to streamline operations.
     As a result, all operations at our South Plainfield, New Jersey facility are expected to be transferred in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees in an estimated range of approximately $3.5 million to $4.0 million, all of which relate to the Products segment. These amounts will be paid in 2008 upon the successful transfer of production to Indianapolis and satisfactory performance by the affected employees during the transition period. Severance charges of $0.7 million and $1.3 million have been recognized in the quarter ended June 30, 2007 and for the year to date, respectively. In the three months ended June 30, 2007, $1.9 million, the cost of validation batches for both Oncaspar and Adagen, was expensed and included in cost of product sales. We expect to incur other costs related to the relocation of goods and equipment, including additional validation of production processes transferred to Indianapolis and we will recognize such costs as incurred. In the aggregate, including employee and validation costs, we anticipate incurring costs in connection with this restructuring plan in the range of $8.0 million to $10.0 million, a portion of which has and will be classified as cost of product sales.
     In addition, we may experience costs associated with lease termination or sublease of the South Plainfield facility of as much as $8.0 million. Such costs would be incurred and recognized when we cease use of the property in 2008. However, we do not know at this time what the final use or disposition of the leased South Plainfield facility will be. There is also a possibility that non-cash charges could be incurred related to asset impairments or acceleration of depreciation, if future triggering events occur. At June 30, 2007, our analysis of the future net undiscounted cash flows for the South Plainfield facility assets did not indicate an impairment.

Royalties Segment
(millions of dollars)

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2007	Change	2006	2007	Change	2006
Royalty revenue	$18.3	2	$18.0	$34.6	(2)	$35.2

     Total royalties of $18.3 million for the three months ended June 30, 2007 were 2% higher than the $18.0 million during the comparable three-month period ended June 30, 2006. Total royalties for the six months ended June 30, 2007 decreased 2% to $34.6 million as compared to $35.2 million during the comparable six-month period ended June 30, 2006.
     Growth in sales of PEG-INTRON, from which we derive the majority of our royalty revenue, offset the effects of competition for Macugen in the U.S.
     Costs and expenses
     Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.
Contract Manufacturing Segment
(millions of dollars)

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2007	Change	2006	2007	Change	2006
Revenues	$5.9	15	$5.1	$8.4	1	$8.3
Cost of sales	4.0	30	3.1	6.5	17	5.5

Segment profit	$1.9	(9)	$2.0	$1.9	(33)	$2.8

     Revenues
     Contract manufacturing revenue for the three-month and six-month periods ended June 30, 2007 was $5.9 million and $8.4 million, respectively. This compares to $5.1 million and $8.3 million for the comparable periods of 2006. The increase in contract manufacturing revenue was primarily attributable to the timing of shipments to customers, reversing some of our first-quarter 2007 timing issues. Offsetting this, in part, in the three months ended June 30, 2006, we settled a matter with one of our customers resulting in recognition of an additional $0.9 million of revenue. It is not uncommon for the timing of shipments to cause quarter-over-quarter fluctuations.
     Cost of sales
     Cost of sales for contract manufacturing for the three months ended June 30, 2007 was $4.0 million or 69% of sales. This compares to $3.1 million or 61% of sales for the comparable three-month period of 2006. On a year-to-date basis, cost of contract manufacturing was $6.5 million or 78% of sales in 2007 compared to $5.5 million or 67% of sales in 2006. The second-quarter 2006 revenue settlement with one of our customers referred to above distorted these comparisons. If 2006 sales are adjusted for the $0.9 million settlement, then cost of sales would have been 74% of sales for the three months ended June 30, 2006 compared to 69% in the same period in 2007 and 75% of sales for the six months ended June 30, 2006 compared to 78% for the same period in 2007. Elevated costs in the first quarter of 2007 due to start-up of production related to a newly negotiated agreement contributed to the higher six-months 2007 cost of sales.

Non-U.S Revenue
     During the three months ended June 30, 2007, we had export sales and royalties on export sales of $21.0 million, of which $13.8 million were in Europe. This compares to $16.0 million of export sales in the comparable three-month period of 2006, of which $9.6 million were in Europe.
     We had export sales and royalties on export sales of $36.6 million and $31.8 million, of which $22.6 million and $18.1 million were in Europe, for the six months ended June 30, 2007 and 2006, respectively.
Corporate and Other Expense
(millions of dollars)

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2007	Change	2006	2007	Change	2006
Research and development	$14.0	66	$8.5	$24.8	75	$14.2

General and administrative	7.7	3	7.6	15.8	4	15.3

Other (income) expense:
Investment income, net	(2.3)	(23)	(3.1)	(4.9)	(74)	(18.9)
Interest expense	4.4	(32)	6.6	9.0	(21)	11.5
Other, net	(.3)	(93)	(4.5)	(.4)	(90)	(4.2)

	1.8	n.m.	(1.0)	3.7	n.m.	(11.6)

Corporate and other expenses	$23.5	56	$15.1	$44.3	148	$17.9

n.m. – not meaningful
     Research and Development
     For the three months ended June 30, 2007, corporate research and development expenses increased by $5.5 million to $14.0 million as compared to the three months ended June 30, 2006. For the six-month periods ended June 30, 2006 and 2007, research and development spending increased from $14.2 million to $24.8 million, respectively. Included in the $24.8 million is $0.8 million related to milestones, of which $0.6 million and $0.2 million were incurred in the three months ended June 30, 2007 and March 31, 2007, respectively. As we have previously indicated, we are investing in our research and development efforts in areas such as rhMBL, PEG-SN38, the HIF-1 alpha antagonist and other LNA — and PEGylation — based programs. This has resulted in hiring of new positions and associated costs. We anticipate that increased levels of research and development expense will continue. In addition, milestone payments to third parties for the successful advancement of our research and development pipeline are expected to total as much as $10.0 million in 2007.
     General and administrative
     General and administrative expenses for the three- and six-month periods ended June 30, 2007 of $7.7 million and $15.8 million, respectively, was relatively unchanged when compared to $7.6 million and $15.3 million in the comparable periods in 2006. Certain legal and consulting costs incurred in the first six months of 2006 were not experienced this year, however, incremental share-based compensation costs offset these savings.
     Other (income) expense
     Other (income) expense for the three months ended June 30, 2007 was net expense of $1.8 million, as compared to net income of $1.0 million for the three months ended June 30, 2006. For the six-month periods, other (income) expense was net expense of $3.7 million in 2007 versus a net income of $11.6 million in 2006. Other (income) expense includes: net investment income, interest expense and other, net.
     Net investment income decreased by $0.8 million to $2.3 million for the three months ended June 30, 2007 from $3.1 million for the three months ended June 30, 2006 due to more investments outstanding in the comparative period ended June 30, 2006. Net investment income decreased by $14.0 million to $4.9 million for the six months ended June 30, 2007 from $18.9 million for the six months ended June 30, 2006. The six months’ decrease was principally due to the sale in January and February 2006 of our remaining 1,023,302 shares of Nektar Therapeutics, Inc. common stock which resulted in a net gain of $13.8 million and cash proceeds of $20.2 million.
     Interest expense was $4.4 million and $9.0 million for the three-month and six-month periods ended June 30, 2007 and $6.6 million and $11.5 million for the three-month and six-month periods ended June 30, 2006, respectively. The reduction in interest expense is attributable to the lowering of effective interest rates on our outstanding notes payable through refinancing. Outstanding notes payable at the beginning of 2006 in the amount of $394.0 million bore interest at 4.5%. In May and July 2006, $133.8 million and $137.6 million principal amount, respectively, of these notes were repurchased using the proceeds of the May 2006 issuance of $275.0 million 4.0% notes. The net result of these transactions was to replace $271.4 million of 4.5% notes with $275.0 million 4.0% notes, resulting in an annualized interest cost savings of approximately $1.4 million. Additional redemptions of our 4.5% notes, including $15.9 million principal amount during the six months ended June 30, 2007, have taken place over the past year and a half, reducing the outstanding balance as of June 30, 2007 to $106.7 million, further contributing to savings of interest expense.
     Other, net was a net income of $0.3 million for the three months ended June 30, 2007, as compared to a net income of $4.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, other, net was a net income of $0.4 million versus a net income of $4.2 million for the six months ended June 30, 2006. The change resulted primarily from the second-quarter 2006 debt refinancing which included a $4.4 million gain on the repurchase of the 4.5% notes.
Income taxes
     During the three months and six months ended June 30, 2007, we recorded a tax expense of approximately $0.3 million and $0.1 million, respectively, which represents state and Canadian tax liabilities and includes an adjustment to taxes payable. During the three months and six months ended June 30, 2006, we recorded a tax expense of $0.3 million and $0.4 million, respectively, representing state and Canadian taxes payable. No federal income tax provision was recorded for the three months and six months ended June 30, 2007 as the estimated annual effective tax rate is zero due to our ability to utilize our federal net operating loss carryforwards to eliminate our projected taxable income.
     Our adoption, as of January 1, 2007, of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), had no effect on income tax expense. In accordance with FIN 48, as amended, tax benefits of uncertain tax positions are recognized only if it is more likely than not we will be able to sustain a position taken on an income tax return. We have no tax positions relating to open income tax returns that we consider to be uncertain.
Liquidity and Capital Resources
     Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $187.1 million as of June 30, 2007, as compared to $240.6 million as of December 31, 2006. The decrease is primarily due to the redemption of a portion of our notes payable as well as reductions in current liabilities. During the quarter ended June 30, 2007, we redeemed $11.9 million principal amount of our 4.5% notes bringing year-to-date redemptions to $15.9 million. In addition, accounts payable and accrued expenses at June 30, 2007 were approximately $32.0 million lower than at December 31, 2006. The December 2006 liabilities included $17.5 million owed under a December 2006 supply and license agreement with Ovation Pharmaceuticals, Inc., a $5.0 million milestone payment to Santaris Pharma A/S related to HIF-1 alpha and $7.0 million in legal fees incurred in connection with securing Oncaspar raw material. We invest our excess cash primarily in United States government and government-sponsored enterprise securities, investment-grade corporate debt securities and auction rate securities.
     Cash used in operating activities totaled $9.8 million for the six months ended June 30, 2007 compared to cash provided by operating activities of $23.8 million for the six months ended June 30, 2006. Operating income recognized in the first half of 2006 of $32.7 million turned to an operating loss of $4.9 million for the six-month period ended June 30, 2007 due, in large part, to a $14.5 million increase in research and development costs, a $4.9 million increase in cost of product sales and contract manufacturing as a result of validation costs incurred in connection with the proposed transfer of production from South Plainfield to Indianapolis, and a net gain of $13.8 million on the sale of our remaining shares of Nektar Therapeutics, Inc. in the first quarter of 2006.

     Cash was provided by investing activities in the six months ended June 30, 2007 in the amount of $20.8 million compared to a use of cash of $67.3 million in the six-month period of 2006. In the six-month period ended June 30, 2007, maturities and proceeds from sale of marketable securities totaling $214.3 million were used to purchase $164.5 million of marketable securities resulting in a net increase in cash of $49.8 million. This increase in cash was used to purchase property and equipment and product rights totaling $29.1 million.
     The use of $15.7 million for the redemption of $15.9 million principal amount of our 4.5% notes payable during the six months ended June 30, 2007 constituted our primary financing activity. In addition, we received $0.3 million related to the exercise of employee stock options and $0.2 million related to the ESPP which became effective April 1, 2007.
     As of June 30, 2007, we had $381.7 million of convertible notes outstanding. The 4.5% notes in the principal amount of $106.7 million are subordinated to all existing and future senior indebtedness of the Company, including the $275.0 million of 4% convertible senior notes issued during the second quarter of 2006. Interest is payable on January 1 and July 1 of each year on the 4.5% notes and on June 1 and December 1 of each year on the 4% notes. During the six-month periods ended June 30, 2007 and June 30, 2006, there were payments of interest of $8.5 million and $11.2 million, respectively. Accrued interest on the aggregate amount of the notes outstanding was $3.3 million as of June 30, 2007 and $3.7 million as of December 31, 2006.
     Our current sources of liquidity are: our cash reserves; interest earned on such cash reserves; sales of Oncaspar, DepoCyt, Abelcet and Adagen; royalties earned, which are primarily related to sales of PEG-INTRON; and contract manufacturing revenue. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future; however we may refinance or seek new financing to meet the payments due upon maturity of our remaining 4.5% convertible subordinated notes in 2008. We will likely seek additional financing, such as through future offerings of equity or debt securities or agreements with collaborators with respect to the development and commercialization of products, to fund future operations, debt retirement and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2007, we were not involved in any SPE transactions.
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
     In addition, stock options to purchase 8.5 million shares of our common stock at a weighted average exercise price of $11.40 per share and 1.6 million restricted stock units were outstanding at June 30, 2007 that represent additional potential dilution.
Contractual Obligations
     Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.
     For the three-month period ended June 30, 2007 we repurchased $11.9 million principal amount of our 4.5% notes. There have been no other material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual

Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006, other than as described below.
     During the three months ended March 31, 2007, we made payments of $5.0 million relating to the milestone for filing the HIF-1 alpha antagonist IND, $17.5 million to Ovation to secure the long-term supply of L-asparaginase, and $7.0 million for related legal services associated with the new supply agreement. In addition, we repurchased $4.0 million principal amount of our 4.5% notes during the three months ended March 31, 2007.
Critical Accounting Policies and Estimates
     A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
     Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All accounting standards effective as of June 30, 2007 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as critical because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.
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
Revenues
     Revenues from product sales and contract manufacturing revenue are recognized when title passes to the customer as described below. For product sales, we also record a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals.
     We recognize revenues for Abelcet at the time of sale to the wholesaler. Sales of Oncaspar and DepoCyt are recorded when product is shipped by our third-party distributor to the end-user. Adagen is sold directly to a specialty distributor that then sells the product to end-users. We recognize revenue for Adagen upon sale to the specialty distributor. We recognize revenue on contract manufactured products upon shipment.
     We provide chargeback payments to wholesalers based on their sales to members of buying groups at prices determined under a contract between us and the member. Administrative fees are paid to buying groups based on the total amount of purchases by their members. We estimate the amount of the chargeback that will be paid using (a) distribution channel information obtained from certain of our wholesalers which allows us to determine the amount and expiry of inventory in the distribution channel and (b) historical trends, adjusted for current conditions. The settlement of the chargebacks generally occurs within three months after the sale to the wholesaler. We regularly analyze the historical chargeback trends and make adjustments to recorded reserves for changes in trends.
     In addition, state agencies that administer various programs, such as the U.S. Medicaid programs, receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. In determining the appropriate accrual amount, we use (a) distribution channel information obtained from certain of our wholesalers which allows us to determine the amount and expiry of inventory in the distribution channel, (b) our historical rebate and administrative fee payments by product as a percentage of our historical sales and (c) any significant changes in sales trends. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the lag time between sale and payment of a rebate, which can range up to nine months, and the level of reimbursement by state agencies.
     The following is a summary of reductions of gross sales accrued as of June 30, 2007 and December 31, 2006 (in thousands):

		December 31,
	June 30, 2007	2006
Accounts Receivable Reductions
Chargebacks	$2,710	$3,388
Cash Discounts	120	168
Other (including returns)	1,839	1,767

Total	4,669	5,323

Accrued Liabilities
Medicaid Rebates	1,253	1,335
Administrative Fees	173	205

Total	1,426	1,540

Grand Total	$6,095	$6,863

     Royalties under our license agreements with third parties are recognized as revenue when reasonably estimable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds and product returns and collection is reasonably assured. Notification from the third party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur.
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
Income Taxes
     Under the asset and liability method of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe, based on future projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized.
     In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as amended May 2, 2007, tax benefits of uncertain tax positions are recognized only if it is more likely than not that we will be able to sustain a position taken on our income tax return.
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
Share-Based Payment
     We account for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. We use historical data to estimate the forfeiture rate.
     The fair value of the option component of employee stock purchases under the ESPP, is determined in accordance with SFAS No. 123R and FASB Technical Bulletin 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. Our ESPP was newly adopted in January 2007.
     Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and recognized over the related vesting or service period.
     Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options or purchase of shares in the case of the ESPP, the risk free interest rate, and dividends, if any. Expected volatility is based on historical Enzon stock price information for periods comparable to the expected term of the respective awards or, in the case of the ESPP, the length of the offering period.
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
     The Emerging Issues Task Force of the FASB reached a consensus in June 2007 that non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity should be recorded as an asset when the advance payments are made (EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used

in Future Research and Development Activities”). Capitalized amounts are to be recognized as expense when the research and development activities are performed, that is, when the goods without alternative future use are acquired or the service is rendered. The consensus is to be applied prospectively to new contractual arrangements entered into in fiscal years beginning after December 31, 2007. We are evaluating the effect of adoption of EITF 07-3, but do not expect it to be material to our financial position or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. Apart from custodial accounts related to the Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers which are rated A1 or better. We typically invest the majority of our investments in the shorter-end of the maturity spectrum.

     The table below presents the principal amounts and related weighted average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending June 30 of the year indicated) as of June 30, 2007 (in thousands):

			Maturities
			Beyond	Amortized
	2008	2009	Five Years	Cost	Fair Value
Fixed Rate	$109,985	$7,030	$—	$117,015	$116,766
Average Interest Rate	4.70%	5.39%	—	4.74%
Variable Rate	17,750	—	26,035	43,785	43,728
Average Interest Rate	4.62%	—	5.23%	4.98%

	$127,735	$7,030	$26,035	$160,800	$160,494

     Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock.
     Our 4% convertible senior unsecured notes in the principal amount of $275.0 million at June 30, 2007 are due June 1, 2013 and have a fair value of $283.5 million at June 30, 2007.
     Our 4.5% convertible subordinated notes in the principal amount of $106.7 million are due July 1, 2008 and have a fair value of $105.3 million at June 30, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
     Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of June 30, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Controls
     There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	An annual meeting of stockholders was held on May 16, 2007.

(b)	Jeffrey H. Buchalter, Goran A. Ando, M.D. and Victor P. Micati were re-elected as Class II directors of the Company. The term of office, as a director for each of Philip M. Renfro, Rolf A. Classon, Robert LeBuhn and Robert C. Salisbury, continued after the annual meeting.

(c)	The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below. All proposals were approved by the requisite percentage:
(i)	The stockholders voted 37,167,097 shares in favor and 2,677,775 shares withheld with respect to the election of Jeffrey H. Buchalter as a Class II director of the Company.

The stockholders voted 37,435,838 shares in favor and 2,409,034 withheld with respect to the election of Goran A. Ando, M.D. as a Class II director of the Company.

The stockholders voted 37,416,039 shares in favor and 2,428,833 withheld with respect to the election of Victor P. Micati as a Class II director of the Company.

(ii)	The stockholders voted 30,678,163 shares for, 763,286 shares against and 267,234 shares abstained and 8,136,189 shares were not voted with respect to the approval of the 2007 Employee Stock Purchase Plan.

(iii)	The stockholders voted 39,332,523 shares in favor, 467,533 shares against and 44,816 shares abstained with respect to a proposal to ratify the selection of KPMG LLP to audit our consolidated financial statements for the fiscal year ending December 31, 2007.
Item 5. Other Information
     On July 31, 2007, the Board of Directors (the Board) of the Company adopted an Amendment (the Amendment) to the Amended and Restated Bylaws of Enzon Pharmaceuticals, Inc. (the Bylaws) to modify the procedures regarding advance notice of stockholder business and nominations of directors at meetings of stockholders. The Amendment was effective as of July 31, 2007.
     Under the Amendment, Article II, Section 2.15 of the Bylaws was amended in its entirety to address, among other things, the timeliness and nature of notice of stockholder business proposals and nominations of directors at both annual and special meetings of stockholders. With respect to proposed business, the provision provides that no business may be transacted at the annual meeting unless it is either specified in the notice of the meeting given by or at the direction of the Board, properly brought by or at the direction of the Board, or properly brought by a stockholder of record complying with the notice provisions contained in Section 2.15 of the Bylaws, as amended. With respect to director nominations, only directors nominated in accordance with the procedures set forth in Section 2.15, except as may be otherwise provided in the Company’s Certificate of Incorporation with respect to the right of holders of preferred stock to nominate and elect a specified number of directors in certain circumstances, are eligible for election as directors. Under the provision, directors may be nominated for election at either an annual meeting or special meeting by or at the direction of the Board or by a stockholder of record who complies with the notice procedures set forth in the same Section 2.15, as amended.
     For annual meetings, the Amendment provides that, in order to be timely, stockholder notices must be delivered not earlier than the 150th day, but not later than the 120th day, prior to the anniversary date of the preceding year’s annual meeting, except where the date of the annual meeting is not within twenty-five (25) days before or after such anniversary date, in which case notice must be received not later than the close of business on the 10th day following the day on which the notice of the date of the annual meeting was mailed or the meeting was publicly announced, whichever occurs first. In the case of nominations of directors at a special meeting called for the purpose of electing directors, notice must be received no later than the close of business on the 10th day following the day on which notice of the special meeting was mailed or the special meeting was publicly announced, whichever occurs first.

     In addition, Section 2.15, as amended, requires that a stockholder proposing a matter to be considered at an annual meeting submit a notice setting forth a brief description of such proposal and the reasons for conducting such business at the annual meeting, his or her name and address, number and class of shares held by such stockholder, a description of any arrangement or understanding between the stockholder and any other persons connected to the proposal and any material interest that the stockholder might have in the proposal, and a representation that the shareholder intends to appear at the annual meeting in person or by proxy to bring such business before the annual meeting.
     For nominations of directors at an annual or special meeting, the provision requires that notice be delivered to the Company’s Secretary setting forth, with respect to each director nominee, the nominee’s name, age, address and occupation, the number and class of shares held by the nominee, and all other information required by the Securities Exchange Act of 1934 in connection with solicitation of proxies for election of directors. With respect to the shareholder proposing the nomination, the notice must include, his/her/its name and address, number and class of shares held by such stockholder, a description of any arrangement or understanding between the stockholder and each proposed nominee, a representation that the shareholder intends to appear at the annual meeting in person or by proxy, and all other information required by the Securities Exchange Act of 1934 in connection with solicitation of proxies for election of directors. The notice must be accompanied by the written consent of the proposed nominee to being named as a nominee and to serve as a director if elected.
     Under the Amendment, no business shall be conducted at any annual meeting unless that which is brought in accordance with the provisions of Section 2.15; however, once business has been properly brought, nothing precludes discussion by any stockholder of any such business. In addition, if the chairman of any annual meeting determines business was not properly brought, or if the chairman of any annual or special meeting determines that a nomination was not properly made, then he shall declare the same and such business shall not be transacted and such nominee shall be disregarded.
     Previously, Article II, Section 2.15 of the Bylaws contained different requirements for the delivery of stockholder notices, proposal of business and nomination of directors. The provision provided that nominations for directors or business proposals at any stockholder meeting could be made by the Board or proxy committee appointed by the Board, or any stockholder entitled to vote at the meeting provided such stockholder delivered notice to the Company not later than one hundred twenty (120) days prior to such meeting. To be in proper form, such notice required the name and address of the stockholder and, if applicable, the name and address of person(s) to be nominated, a representation that said stockholder intended to appear at the meeting in person or by proxy, a description of all arrangements or understandings between said stockholder and each nominee, if applicable, any other information regarding each nominee or business proposals required to be included in a proxy statement filed in accordance to the proxy rules of the Securities and Exchange Commission, and the consent of each nominee, if applicable. The chairman of the meeting could refuse the nomination of any person or proposal of any business not made in compliance with the notice procedures.
     The foregoing description of the Amendment is a general description only and is qualified in its entirety by reference to such Amendment. A copy of the Amendment as currently in effect is attached as Exhibit 3(iii) hereto and incorporated herein by reference.

Item 6. Exhibits
     (a) Exhibits required by Item 601 of Regulation S-K.

Exhibit		Reference
Number	Description	No.
3(i)	Amended and Restated Certificate of Incorporation	(1)

3(ii)	Amended and Restated Bylaws	(2)

3(iii)	Amendment dated July 31, 2007 to the Amended and Restated Bylaws	*

4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(3)

4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)

10.1	2007 Outside Director Compensation Plan **	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b) (10) (ii) (A) or (iii) of Regulation S-K.
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

ENZON PHARMACEUTICALS, INC. (Registrant)
Date: August 2, 2007	By:	/s/ Jeffrey H. Buchalter
Jeffrey H. Buchalter
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2007	By:	/s/ Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)