Form 10-Q
period 2007-09-30
ENZON PHARMACEUTICALS INC
filed 2007-11-01
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Common Stock outstanding as of October 31, 2007: 44,170,815.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2007	December 31, 2006*
ASSETS

Current assets:
Cash and cash equivalents	$21,360	$28,431
Short-term investments	141,529	145,113
Restricted investments and cash	82,156	—
Accounts receivable, net of allowance for doubtful accounts; $289 at September 30, 2007 and $245 at December 31, 2006	13,788	15,259
Inventories	20,627	17,618
Other current assets	6,918	5,890

Total current assets	286,378	212,311

Property and equipment, net of accumulated depreciation; $36,288 at September 30, 2007 and $26,506 at December 31, 2006	44,790	39,491
Marketable securities	16,277	67,061
Amortizable intangible assets, net	70,723	78,510
Other assets	5,350	6,457

Total assets	$423,518	$403,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,027	$24,918
Notes payable	81,921	—
Accrued expenses	22,759	34,967

Total current liabilities	111,707	59,885

Notes payable	275,000	397,642
Other liabilities	3,165	2,744

Total liabilities	389,872	460,271

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock — $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock — $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,105,776 shares and 43,999,031 shares at September 30, 2007 and December 31, 2006, respectively	441	440
Additional paid-in capital	332,452	326,099
Accumulated other comprehensive income (loss)	534	(414)
Accumulated deficit	(299,781)	(382,566)

Total stockholders’ equity (deficit)	33,646	(56,441)

Total liabilities and stockholders’ equity (deficit)	$423,518	$403,830

*	Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product sales, net	$24,874	$25,295	$72,542	$74,107
Royalties	18,206	18,705	52,840	53,889
Contract manufacturing	3,761	1,856	12,159	10,193

Total revenues	46,841	45,856	137,541	138,189

Costs and expenses:
Cost of product sales and contract manufacturing	14,118	12,141	40,851	35,042
Research and development	10,814	10,599	41,793	27,068
Selling, general and administrative	14,274	14,299	46,561	45,384
Amortization of acquired intangible assets	171	184	541	558
Acquired in-process research and development	—	8,000	—	8,000
Restructuring charge	5,513	—	6,837	—

Total costs and expenses	44,890	45,223	136,583	116,052

Gain on sale of royalty interest, net	88,666	—	88,666	—

Operating income	90,617	633	89,624	22,137

Other income (expense):
Investment income, net	2,689	2,831	7,632	21,731
Interest expense	(4,286)	(5,912)	(13,330)	(17,432)
Other, net	497	4,813	914	9,048

	(1,100)	1,732	(4,784)	13,347

Income before income tax provision	89,517	2,365	84,840	35,484

Income tax provision	1,987	127	2,055	551

Net income	$87,530	$2,238	$82,785	$34,933

Earnings per common share — basic	$1.99	$0.05	$1.89	$0.80

Earnings per common share — diluted	$1.23	$0.05	$1.25	$0.67

Weighted average shares — basic	43,925	43,590	43,890	43,551

Weighted average shares — diluted	74,344	43,590	72,818	57,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$82,785	$34,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,481	9,889
Write-off of equipment	5,124	—
Share-based compensation	6,064	3,489
Gain on sale of investments	—	(13,844)
(Gain) loss on sale of property and equipment	(26)	33
Gain on redemption of notes payable	(481)	(9,212)
Write-off and amortization of debt issuance costs	1,386	3,889
Amortization of debt securities bond premium/discount	114	786
Changes in operating assets and liabilities	(15,601)	(344)

Net cash provided by operating activities	91,846	29,619

Cash flows from investing activities:
Purchase of property and equipment	(15,231)	(6,459)
Proceeds from sale of equity investment	—	20,209
Purchase of product rights	(17,500)	(35,000)
Proceeds from sale of marketable securities	159,110	164,200
Purchase of marketable securities	(315,639)	(541,104)
Maturities of marketable securities	129,742	305,650

Net cash used in investing activities	(59,518)	(92,504)

Cash flows from financing activities:
Proceeds from exercise of common stock options	395	625
Proceeds from employee stock purchase plan	446	—
Redemption of notes payable	(40,240)	(262,146)
Proceeds from issuance of notes payable	—	275,000
Cash payment for debt issuance costs	—	(7,726)

Net cash (used in) provided by financing activities	(39,399)	5,753

Net decrease in cash and cash equivalents	(7,071)	(57,132)

Cash and cash equivalents at beginning of period	28,431	76,497

Cash and cash equivalents at end of period	$21,360	$19,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Organization and Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform to the current period presentation. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(2) 2007 Prior Period Interim Results
          In the process of reporting the Company’s financial position as of September 30, 2007 and results of operations for the three- and nine-month periods then ended, two immaterial misstatements of prior 2007 interim results were detected and have been correctly reflected in the nine-month period ended September 30, 2007.
          Share-based compensation was understated by approximately $0.9 million for the three months ended March 31, 2007 with an offsetting understatement of additional paid-in capital. The first-quarter misstatement resulted from the application of an incorrect amortization schedule to certain newly issued option awards. The effect on the consolidated statement of operations for the three months ended March 31, 2007 was to understate selling, general and administrative expense, operating loss and net loss by $0.9 million each or two cents per diluted share.
          Inventory valuation as of June 30, 2007 was understated by approximately $1.0 million with a corresponding overstatement of cost of product sales in the Products segment. This was the result of purchase variances not having been capitalized to inventory. In addition to the overstatement of cost of product sales for the three months ended June 30, 2007, net loss were also overstated by $1.0 million or three cents per diluted share.
          Due to the Company’s net operating loss position, there would have been no income tax effect related to the revisions.
          In each case, the Company assessed the effect of these misstatements on the results as reported for the first and second quarters of 2007 and concluded that they were quantitatively and qualitatively immaterial.
(3) Investments and Marketable Securities
          The Company classifies its investments in debt and equity securities as either short-term or long-term based upon their maturities and the Company’s intent and ability to hold them. Short-term investments are further classified as restricted or unrestricted with restricted investments and cash being held exclusively for the repayment or repurchase of the Company’s 4.5% convertible subordinated notes payable due July 1, 2008. Investments in marketable equity securities and debt securities, including auction rate securities are classified as available-for-sale.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          Investments with maturities of one year or less are classified as current assets and investments in debt securities with maturities greater than one year and marketable equity securities are classified as noncurrent assets when the Company has the intent and ability to hold such securities for at least one year. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, when appropriate, included in the determination of other comprehensive income (loss) and reported in stockholders’ equity (deficit). The fair value of all securities is determined by quoted market prices.
          The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses and interest income, are included in investment income, net. The cost of securities for gain or loss determination is based on the specific identification method.
          The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days. The auction rate securities outstanding at September 30, 2007 and December 31, 2006 were investments in state government bonds and corporate securities.
          Restricted investments and cash are held in a separate account for the sole purpose of repayment or repurchase of the Company’s 4.5% convertible subordinated notes payable due July 1, 2008. As of September 30, 2007, restricted investments amounted to $57,392 and restricted cash amounted to $24,764.
          Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan which are predominantly mutual fund shares totaling $2.2 million as of September 30, 2007 and $1.8 million as of December 31, 2006. In addition, other securities include $0.3 million of corporate equity securities as of September 30, 2007. As of December 31, 2006, the investments of the deferred compensation plan also included $0.6 million of securities of government-sponsored enterprises (GSE). The assets of the deferred compensation plan also include cash ($0.6 million and $0.3 million at September 30, 2007 and December 31, 2006, respectively). There is a non-current liability that offsets the aggregate deferred compensation plan assets.
          The amortized cost, gross unrealized holding gains and losses, and fair value of the Company’s available-for-sale securities by major security type at September 30, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value*
U.S. Government and GSE debt	$15,502	$2	$(35)	$15,469
U.S. corporate debt	143,862	48	(124)	143,786
Auction rate securities	53,375	—	—	53,375
Other	2,183	385	—	2,568

	$214,922	$435	$(159)	$215,198

*	$141,529 is included in short-term investments, $57,392 in restricted investments and $16,277 in marketable securities.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value*
U.S. Government and GSE debt	$36,003	$—	$(260)	$35,743
U.S. corporate debt	133,904	7	(230)	133,681
Auction rate securities	40,350	—	—	40,350
Other	2,374	26	—	2,400

	$212,631	$33	$(490)	$212,174

*	$145,113 is included in short-term investments and $67,061 in marketable securities.
          Maturities of marketable debt securities, excluding $2.6 million, the majority of which relates to the Company’s Executive Deferred Compensation Plan, at September 30, 2007 were as follows (in thousands):

Twelve-Month
Periods Ending
September 30,	Amortized Cost	Fair Value
2008	$198,708	$198,592
2009	11,031	11,013
Maturities beyond five years	3,000	3,025

	$212,739	$212,630

     Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date. The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of September 30, 2007.
     The following table shows the fair values and gross unrealized losses of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate debt (1)	$96,070	$(108)	$10,918	$(16)
U.S. Government and GSE debt (2)	—	—	9,967	(35)

Total	$96,070	$(108)	$20,885	$(51)

(1)	The unrealized losses of $0.1 million on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at September 30, 2007.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	The U.S. Government and GSE mortgage-backed securities do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and the Company has the ability and the intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. Government and GSE debt to be other-than-temporarily impaired at September 30, 2007. Unrealized losses are negligible at September 30, 2007.
(4) Comprehensive Income
          The following table reconciles net income to comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$87,530	$2,238	$82,785	$34,933

Other comprehensive income:
Unrealized gain on available-for-sale securities that arose during the period	280	403	948	14,412
Reclassification adjustment for gain on available-for-sale securities included in net income(1)	—	—	—	(13,844)

Total other comprehensive income	280	403	948	568

Comprehensive income	$87,810	$2,641	$83,733	$35,501

(1)	Information has not been tax-effected due to an estimated annual effective tax rate of zero.
(5) Earnings Per Common Share
     Basic earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been completed. For purposes of calculating diluted earnings per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, nonvested shares, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible subordinated notes payable and/or convertible senior notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.
     The dilutive effect of stock options and nonvested shares takes into account a number of treasury shares calculated using assumed proceeds. Assumed proceeds include share-based compensation costs to be attributed to future service and not yet recognized, the cash paid by the holders of stock options to exercise, withholding and contributions pursuant to the ESPP and the excess, if any, of tax benefits that would be credited to additional paid-in capital related to share-based compensation.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2007 and September 30, 2006 (amounts in thousands except per-share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings Per Common Share — Basic:
Net income	$87,530	$2,238	$82,785	$34,933

Weighted average common shares outstanding	43,925	43,590	43,890	43,551

Basic earnings per share	$1.99	$0.05	$1.89	$0.80

Earnings Per Common Share — Diluted:
Net income	$87,530	$2,238	$82,785	$34,933
Add back interest expense on 4% convertible notes	2,750	*	8,250	3,832
Add back interest expense on 4.5% convertible notes	1,055	*	*	*

Adjusted net income	$91,335	$2,238	$91,035	$38,765

Weighted average number of common shares outstanding	43,925	43,590	43,890	43,551
Incremental shares related to ESPP and vesting of nonvested awards	346	*	132	*
Incremental shares assuming conversion of 4% notes	28,796	*	28,796	14,107
Incremental shares assuming conversion of 4.5% notes	1,277	*	*	*

Weighted-average number of common shares outstanding and common share equivalents	74,344	43,590	72,818	57,658

Diluted earnings per share	$1.23	$0.05	$1.25	$0.67

*	For the three months ended September 30, 2006, the effect of inclusion of all potentially dilutive common stock equivalents and related earnings effects would have been anti-dilutive. Consequently, reported diluted earnings per share is equal to basic earnings per share for the period. Approximately 30.5 million potentially dilutive common stock equivalents were anti-dilutive. For the nine-months ended September 30, 2007 and 2006, approximately 1.5 million and 4.0 million anti-dilutive common stock equivalents related to the 4.5% convertible notes, respectively, were excluded from the computations.
(6) Share-Based Compensation
          The Company accounts for its share-based compensation plans, including stock options, nonvested share awards and ESPP, according to the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R).
Stock Option and Nonvested Share Awards
          During the three months ended September 30, 2007 and 2006, the Company recognized share-based compensation expense of $1.5 million and $1.0 million, respectively, relating to stock option and nonvested share awards. During the nine-month periods ended September 30, 2007 and 2006, the Company recognized share-based compensation expense of $6.0 million and $3.5 million, respectively, for these plans. Activity in options and nonvested shares during the nine-months ended September 30, 2007 and related balances outstanding as of that date are reflected below (in thousands). The weighted average grant price of the options granted was $8.53 per share and fair values ranged from $2.65 to $3.61 per share. The fair value in total during the nine months ended September 30, 2007 was $7.4 million. The nonvested shares granted during the nine months had a weighted average grant-date fair value of $8.36 per share. The Company uses historical data to estimate forfeiture rates.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Nonvested
	Options	Shares
Outstanding at December 31, 2006	6,708	1,458
Granted	2,070	470
Exercised and vested	(83)	(59)
Expired and forfeited	(197)	(58)

Outstanding at September 30, 2007	8,498	1,811

Options vested and expected to vest at September 30, 2007	7,683

Options exercisable at September 30, 2007	5,154

          As of September 30, 2007, there was $6.9 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 25 months and $10.9 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 33 months.
Employee Stock Purchase Plan
          In January 2007, the Board of Directors adopted the 2007 ESPP which was approved by the Company’s stockholders in May 2007. An initial one million shares were reserved for issuance under the plan. All benefit-eligible employees of the Company may participate in the ESPP other than those who own shares or hold options or nonvested shares representing a combined 5% or more of the voting power of the Company’s outstanding stock. The ESPP permits eligible employees to purchase common stock through payroll deductions which may not exceed 15% of the employee’s compensation, as defined, at a price equal to 85% of the fair market value of the shares at the beginning of the offering period (grant date) or at the end of the offering period (purchase date), whichever is lower. There are two six-month offering periods in each fiscal year, beginning April 1 and October 1. The ESPP is intended to qualify under section 423 of the Internal Revenue Code. Individual participant purchases within a given calendar year are limited to $25,000 ($21,250 based on the 15% discount) and no more than 2,500 shares on any single purchase date. Unless terminated sooner, the ESPP will terminate on January 25, 2017.
          The fair value of shares to be issued under the ESPP is estimated at the grant date and is comprised of two components: the 15% discount to fair value of the shares at grant date and the value of the option granted to participants pursuant to which they may purchase shares at the lower of either the grant date or the purchase date fair value. The option component is valued using the Black-Scholes option pricing model. For the first offering period of the new plan beginning April 1, 2007, the following initial assumptions were used to value the option component: 4.5% risk-free interest rate, 20% expected volatility, 0.5 years expected life and no dividend yield. Increases in individual withholding rates within the offering period could have the effect of establishing a new measurement date such that the weighted-average assumptions used for the entire offering period ended September 30, 2007 may vary from those indicated above. Compensation expense recognized for the ESPP was approximately $0.1 million for the nine months ended September 30, 2007, which was recorded in the same expense categories in the consolidated statement of operations as the underlying employee compensation. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. There were no stock purchases under the ESPP during the three or nine months ended September 30, 2007. Based upon the purchase price established as of September 30, 2007, 63,960 shares were allocated under the plan in October 2007.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7) Inventories
          As of September 30, 2007 and December 31, 2006 inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$9,902	$7,321
Work in process	4,936	4,444
Finished goods	5,789	5,853

	$20,627	$17,618

(8) Intangible Assets
          As of September 30, 2007 and December 31, 2006 intangible assets consisted of the following (in thousands):

			Weighted
			Average
	September 30,	December 31,	Remaining
	2007	2006	Useful Lives
Product acquisition costs	$78,694	$78,694	7 years
Product patented technology	6,000	6,000	8 years
Manufacturing patent	9,000	9,000	1 years
Patent	1,875	1,875	*

	95,569	95,569
Less: Accumulated amortization	24,846	17,059

	$70,723	$78,510

*	Fully amortized.
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
          For the three months and nine months ended September 30, 2007, amortization charged to operations relating to intangible assets totaled $2.6 million and $7.8 million, respectively, of which $2.4 million and $7.2 million, respectively, was classified in cost of product sales and contract manufacturing. For the three months and nine months ended September 30, 2006, amortization expense was $2.0 million and $6.1 million, respectively, of which $1.8 million and $5.5 million, respectively, was charged to cost of product sales and contract manufacturing.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9) Notes Payable
          The table below reflects the composition of the notes payable balances as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
4.5% Convertible Subordinated Notes due July 1, 2008	$81,921	*	$122,642
4% Convertible Senior Notes due June 1, 2013	275,000		275,000

	$356,921		$397,642

*	Classified as current liabilities as of September 30, 2007.
          The 4.5% notes mature on July 1, 2008 and are convertible, at the option of the holders, into common stock of the Company at a conversion price of $70.98 per share at any time on or before July 1, 2008. The 4.5% notes are subordinated to all existing and future senior indebtedness. Upon occurrence of a “fundamental change”, as defined in the indenture governing the notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. The Company may redeem any or all of the 4.5% notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Because the 4.5% notes mature in less than twelve months from September 30, 2007, they are classified as current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2007. Cash of approximately $82.0 million needed for repayment or repurchase of the remaining balance of the 4.5% notes payable outstanding as of September 30, 2007, has been set aside in restricted investments and cash. The assets in this segregated account may be used only for purposes of retiring the 4.5% notes.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          In connection with the Company’s second-quarter 2006 issuance of $275.0 million of the 4% notes, the Company entered into a registration rights agreement whereby it agreed to file a shelf registration statement with the SEC to permit the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain the effectiveness of the registration statement for a period of two years beginning November 3, 2006 would result in additional interest of up to $1.5 million being payable on the 4% notes as of September 30, 2007. Beginning January 1, 2007, the Company evaluates the accounting for the 4% convertible notes registration rights in accordance with FASB Staff Position (FSP) EITF No. 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities they related to. The Staff Position requires the contingent obligation in a registration payment arrangement to be separately analyzed under FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. If payment in a registration payment arrangement is probable and can be reasonably estimated, a liability should be recorded. Based on the Company’s evaluation, no liability relating to the convertible notes was required to be recorded as of January 1, 2007 or September 30, 2007.
          Interest on the 4.5% notes is payable January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $0.9 million as of September 30, 2007 and $2.7 million as of December 31, 2006. Interest on the 4% notes is payable on June 1 and December 1 of each year. As of September 30, 2007 accrued interest on the 4% notes amounted to $3.7 million, and $1.0 million as of December 31, 2006.
          The Company evaluated the accounting for the conversion features in accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” and related issues, at the date of issuance of the 4% and 4.5% Convertible Notes and determined that the conversion features should be classified as equity, and therefore they do not need to be accounted for separately from the respective convertible notes. The Company updates its analyses of the accounting for the conversion features on a quarterly basis and more frequently if circumstances warrant. If a conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be charged or credited to interest expense in each period.
(10) Restructuring
          During the first quarter of 2007, the Company announced plans to consolidate manufacturing operations in its Indianapolis, Indiana location. This action was taken as part of the Company’s continued efforts to streamline operations. All operations at the Company’s South Plainfield, New Jersey facility are expected to be transferred to the Company’s Indianapolis facility in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees in an estimated range of approximately $3.5 million to $4.0 million all of which relate to the Products segment. These amounts will be paid in 2008 upon the successful transfer of production to the Company’s Indianapolis facility and closure of the South Plainfield facility. The Company has recognized severance costs of $0.4 million in the third quarter of 2007 and $1.7 million since inception of the plan. Other costs are expected to be incurred relating to relocation and/or write-off of goods and equipment and will be recognized as incurred.
          During the third quarter 2007, management modified its original product transfer and validation plan, resulting in the decommissioning of certain assets earlier than originally expected at the South Plainfield facility. These assets consist primarily of manufacturing equipment that will not be transferred to the Indianapolis facility, nor continue to be used in manufacturing at the South Plainfield facility. Accordingly, the Company fully recognized the remaining depreciation totaling $5.1 million on these assets during the third quarter of 2007.
          In the three months ended June 30, 2007, $1.9 million, being the cost of validation batches at the Indianapolis facility for Oncaspar and Adagen, was expensed and included in cost of product sales. Additional expenses associated with the validation of production processes transferred to Indianapolis, may be experienced and will be recognized as incurred.
          In the aggregate, including employee and validation costs, the Company anticipates incurring costs in 2007 in connection with this restructuring plan in the range of $8.0 million to $10.0 million, a portion of which will be classified as cost of product sales.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          The Company may experience additional costs associated with lease termination or sublease of the South Plainfield facility. Such costs will be incurred and recognized when the Company ceases use of the property in 2008. However, the Company does not know at this time what the final use or disposition of the leased South Plainfield facility will be. At September 30, 2007, the Company’s analysis of the future net undiscounted cash flows for the South Plainfield facility assets did not indicate an impairment apart from that of the specific assets referred to above.
(11) Gain on Sale of Royalty Interest
          During the third quarter of 2007, the Company sold a 25% interest in future royalties payable to it by Schering-Plough Corporation on net sales of PEG-INTRON occurring after June 30, 2007. The purchaser of the 25% interest will be obligated to pay an additional $15.0 million to the Company in the first quarter of 2012 if it receives a certain threshold level of royalties on sales of PEG-INTRON occurring from July 1, 2007 through December 31, 2011. The gain on the sale of the royalty interest, net of related costs, is $88.7 million. The $15.0 million contingent gain will be recognized when and if the contingency is removed and collection is assured.
(12) Supplemental Cash Flow Information
          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the nine-month periods ended September 30, 2007 and 2006, there were payments of interest on the Company’s notes payable of $11.1 million and $17.2 million, respectively. Income tax payments for the nine months ended September 30, 2007 and 2006, were $0.5 million and $0.1 million, respectively.
(13) Income Taxes
          During the three months and nine months ended September 30, 2007, the Company recorded a tax expense of approximately $2.0 million and $2.1 million, respectively, which represents federal, state and Canadian tax liabilities and includes an adjustment to taxes payable. During the three months and nine months ended September 30, 2006, the Company recorded a tax expense of approximately $0.1 million and $0.6 million, respectively, representing state and Canadian taxes payable. The federal income tax provision that was recorded for the three months and nine months ended September 30, 2007 represents federal alternative minimum tax. No federal income tax provision was recorded for the three months and nine months ended September 30, 2006 as the estimated annual effective tax rate is zero due to the Company’s ability to utilize its federal net operating loss carry forwards to eliminate its projected taxable income. As of September 30, 2007, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.
          In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. Upon adoption of FIN 48, as amended, as of January 1, 2007, the Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, the Company had no liability for such uncertain positions nor did it establish such a liability upon adoption of FIN 48 nor during the nine months ended September 30, 2007.

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
(14) Segment Information
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
          Royalties - The Company derives licensing income from royalties received on the manufacture and sale of products that utilize its proprietary technology. Royalties are primarily derived from sales by Schering-Plough of PEG-INTRON. In addition to royalties from PEG-INTRON, the Company receives royalty revenues on Pegasys and Macugen through an agreement with Nektar Therapeutics, Inc. (Nektar) under which the Company shares in Nektar’s royalties on sales of these products. During the third quarter of 2007, the Company sold a 25% interest in its future royalties from PEG-INTRON for $92.5 million. Net of associated costs, the sale resulted in a gain of $88.7 million.
          Contract Manufacturing - The Company provides contract manufacturing services for third parties — primarily MYOCET and Abelcet for export, each for Cephalon France, and the injectable multivitamin, MVI, for Hospira, Inc.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          The following tables present segment revenues and profitability information for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

Three months ended September 30,
				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)	Consolidated
Revenues	2007	$24,874	$18,206	$3,761	$—	$46,841
	2006	$25,295	$18,705	$1,856	$—	$45,856

Profit (Loss)(2)	2007	$(1,545)	$106,872	$821	$(16,631)	$89,517
	2006	$6,526	$18,705	$(1,025)	$(21,841)	$2,365

Nine months ended September 30,
				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)	Consolidated
Revenues	2007	$72,542	$52,840	$12,159	$—	$137,541
	2006	$74,107	$53,889	$10,193	$—	$138,189

Profit (Loss)(2)	2007	$2,481	$141,506	$2,675	$(61,822)	$84,840
	2006	$19,586	$53,889	$1,690	$(39,681)	$35,484

(1)	Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities and exploratory, preclinical and clinical research and development expenses not specifically identifiable with existing marketed products or product candidates that have not entered Phase III clinical trials.

(2)	Starting in the fourth quarter of 2006, the Company began evaluating the performance of the Products segment with the inclusion of research and development costs related to marketed products and new indications for those products. Segment profit for prior periods reflects reclassifications for comparability.
          Following is a reconciliation of segment profit to consolidated income before income tax provision (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment profit	$106,148	$24,206	$146,662	$75,165
Unallocated operating expense	15,531	23,573	57,038	53,028

Operating income	90,617	633	89,624	22,137
Other corporate (expense) income	(1,100)	1,732	(4,784)	13,347

Income before income tax provision	$89,517	$2,365	$84,840	$35,484

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
Results of Operations
Three Month and Nine Month Periods Ended September 30, 2007 and 2006
Overview
          During the three months ended September 30, 2007, we sold a 25% interest in our future royalty revenues on sales of PEG-INTRON. The gross proceeds were $92.5 million. The gain on the sale of $88.7 million, after deducting related costs of the transaction, was recognized in full in our Royalties segment in the third quarter of 2007. While product sales declined 2% from the comparable three- and nine-month periods of 2006, cost of sales rose during the respective periods due in part to higher amortization expense related to the license of the raw material used in the production of Oncaspar and the expensing of validation batches in the first six months in connection with the transfer of production to our Indianapolis facility. Total spending on research and development rose from the comparable nine-month period although moderating during the most recent three-month period. Restructuring costs incurred in 2007 and gains in 2006 on an investment sale and refinancing of debt also affected period-over-period comparison. More detailed analysis of each of these income and expense items is provided below.
          The percentage changes below and throughout this Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section. The following is a reconciliation of segment profitability to consolidated income before income tax (millions of dollars).

	Three Months Ended		Nine Months Ended
	September	September	September	September
	2007	2006	2007	2006
Products Segment (loss) profit(1)	$(1.5)	$6.6	$2.5	$19.6
Royalties Segment profit	106.9	18.7	141.5	53.9
Contract Manufacturing Segment profit (loss)	0.8	(1.1)	2.7	1.7
Corporate and other expenses(2)	(16.7)	(21.8)	(61.9)	(39.7)

Income before income tax provision	$89.5	$2.4	$84.8	$35.5

(1)	Starting in the fourth quarter of 2006, we began evaluating the performance of the Products segment with the inclusion of research and development costs related to marketed products and new indications for those products. Segment profit for prior periods reflects reclassifications for comparability.

(2)	We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, exploratory and preclinical research and development expenses, depreciation, investment income, interest expense and income taxes. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.

Products Segment
          Products segment profitability (millions of dollars):

	Three Months Ended			Nine Months Ended
	September	%	September	September	%	September
	2007	Change	2006	2007	Change	2006
Revenues	$24.8	(2)	$25.3	$72.5	(2)	$74.1
Cost of sales	11.2	21	9.2	31.4	18	26.5
Research and development	1.8	(8)	2.0	8.0	87	4.3
Selling and marketing	7.7	5	7.3	23.3	1	23.1
Amortization of acquired intangible assets	0.1	(7)	0.2	0.5	(3)	0.6
Restructuring	5.5	n.m.	—	6.8	n.m.	—

Segment (loss) profit	$(1.5)	n.m.	$6.6	$2.5	(87)	$19.6

n.m. — not meaningful
     Revenues
     Sales performance of individual products is provided below (millions of dollars):

	Three Months Ended			Nine Months Ended
	September	%	September	September	%	September
Product	2007	Change	2006	2007	Change	2006
Oncaspar	$10.5	42	$7.4	$27.7	29	$21.4
DepoCyt	2.2	8	2.0	6.6	10	6.0
Abelcet	6.7	(25)	9.0	21.1	(27)	28.8
Adagen	5.4	(21)	6.9	17.1	(4)	17.9

Totals	$24.8	(2)	$25.3	$72.5	(2)	$74.1

          Oncaspar continues to demonstrate solid sales growth both for the quarter and the nine-month period ended September 30, 2007, while Abelcet sales are down both on a quarterly as well as a year-to-date basis leading to a 2% reduction in sales overall for both period comparisons.
          Oncaspar volume growth was approximately 20% in the comparison of third-quarter 2007 to the third quarter of 2006 and approximately 13% for the nine-month period comparisons. The U.S. Food and Drug Administration (FDA) approved Oncaspar for the first-line treatment of patients with acute lymphoblastic leukemia in July 2006. The increase in Oncaspar sales is attributable to an increase in volume reflecting the continued transition to the first line use of Oncaspar and the adoption of protocols in pediatrics and adult patients that call for dosage regimens that will include a greater number of weeks of Oncaspar therapy and an April 1, 2007 price increase. Sales of DepoCyt, for treatment of lymphomatous meningitis, and Adagen, for treatment of severe combined immuno-deficiency disease, tend to fluctuate from quarter to quarter due to their small patient bases. On April 1, 2007, we increased the price of these products which had a positive impact on quarter and nine-month sales compared to prior periods. In April 2007, the FDA granted full approval of DepoCyt. Originally, DepoCyt was approved under the FDA’s Sub Part H regulation. Abelcet sales volumes in the U.S. and Canada, continue to decline due to continued competition from newer generation antifungal products coupled with some contraction of the overall intravenous antifungal market. Abelcet declined 25% and 27% for the three- and nine-month periods ended September 30, 2007, respectively when compared to the same periods in the preceding year. We anticipate continued Abelcet competition.
          Cost of sales
          In the three months ended September 30, 2007, cost of products sold of $11.2 million as a percentage of sales rose to 45% compared to 37% ($9.2 million) for the same period in the prior year. This contributed to a corresponding nine-month period rise in cost of sales as a percentage of sales from 36% of sales to 43%. The initiation of the transfer of production of Oncaspar and Adagen from our South Plainfield facility to our Indianapolis facility involves the production of a number of test lots in order to validate the new production processes and assure the continued quality and stability of product. These test production batches totaling $1.9 million in the three months ended June 30, 2007 are unsaleable and were expensed as part of cost of sales. In addition, substantially higher supplier costs of materials for Adagen, negative production variances in the third quarter for Abelcet and increased amortization expense associated with the Oncaspar-related intangible asset acquired in December 2006 to secure the supply of L-asparaginase, all contributed to higher cost of sales.
          Research and development
          Research and development spending on marketed products, primarily Oncaspar and Adagen, dropped slightly from $2.0 million in the third quarter of 2006 to $1.8 million in the third quarter of 2007 while increasing from $4.3 million to $8.0 million for the corresponding nine-month periods. The year-to-date rise in product-related research and development expense was due to the ongoing formulation enhancement of Oncaspar and Adagen as well as Oncaspar life-cycle management.
          Selling and marketing
          Overall, spending on selling and marketing in 2007 remained relatively unchanged from 2006 levels.
          Amortization of acquired intangible assets
          Amortization expense of $0.1 million for the three months ended September 30, 2007, and $0.5 million for the nine months ended September 30, 2007 was essentially unchanged from the corresponding periods of 2006. Amortization of intangible assets has been provided over their remaining estimated lives ranging from 1-14 years on a straight-line basis.
          Restructuring
          During the first quarter of 2007, we announced plans to consolidate manufacturing operations in our Indianapolis, Indiana location. This action was taken as part of our continued efforts to streamline operations.
          All operations at our South Plainfield, New Jersey facility are expected to be transferred to our Indianapolis facility in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees in an estimated range of approximately $3.5 million to $4.0 million, all of which relate to the Products segment. These amounts will be paid in 2008 upon the successful transfer of production to our Indianapolis facility and closure of the South Plainfield facility. Severance charges of $0.4 million and $1.7 million have been recognized in the quarter and year-to-date periods ended September 30, 2007, respectively. We expect to incur other costs related to the relocation of goods and equipment, and we will recognize such costs as incurred.
          In the three months ended June 30, 2007, $1.9 million, the cost of validation batches at our Indianapolis facility for both Oncaspar and Adagen, was expensed and included in cost of product sales. There were no charges for validation batches during the third quarter of 2007. In the aggregate, including employee and validation costs, we anticipate incurring costs in connection with this restructuring plan in the range of $8.0 million to $10.0 million, a portion of which has and will be classified as cost of product sales.
          During the third quarter 2007, we modified our original product transfer and validation plan, resulting in commencement of the decommission of certain assets earlier than originally expected at the South Plainfield facility. These assets consist primarily of manufacturing equipment that will not be transferred to the Indianapolis facility, nor will it continue to be used in manufacturing at the South Plainfield facility. Accordingly, we fully recognized the remaining depreciation totaling $5.1 million on these assets during the third quarter of 2007.
          We may experience costs associated with lease termination or sublease of the South Plainfield facility. Such costs will be incurred and recognized when we cease use of the property in 2008. However, we do not know at this time what the final use or disposition of the leased South Plainfield facility will be.

Royalties Segment
Royalties segment profitability (millions of dollars):

	Three Months Ended			Nine Months Ended
	September	%	September	September	%	September
	2007	Change	2006	2007	Change	2006
Royalty revenue	$18.2	(3)	$18.7	$52.8	(2)	$53.9
Gain on sale of royalty interest	88.7	n.m.	—	88.7	n.m.	—

Segment profit	$106.9	n.m.	$18.7	$141.5	n.m.	$53.9

n.m. — not meaningful
          Total royalty revenue of $18.2 million for the three months ended September 30, 2007 was 3% lower than the $18.7 million during the comparable three-month period ended September 30, 2006. Total royalties for the nine months ended September 30, 2007 decreased 2% to $52.8 million as compared to $53.9 million during the comparable nine-month period ended September 30, 2006.
          Growth in sales of PEG-INTRON, from which we derive the majority of our royalty revenue, largely offset the effects of competition for Macugen in the U.S.
          During the quarter ended September 30, 2007, we sold a 25% interest in future royalties payable to us by Schering-Plough Corporation on net sales of PEG-INTRON occurring after June 30, 2007. The purchaser of the 25% interest, will be obligated to pay an additional $15.0 million to us in the first quarter of 2012 if it receives a certain threshold level of royalties on sales of PEG-INTRON occurring from July 1, 2007 through December 31, 2011. The gain on the sale of the royalty interest, net of related costs, is $88.7 million. The $15.0 million contingent gain will be recognized when and if the contingency is removed and collection is assured. As a result of the sale, future royalties from PEG-INTRON are expected to be reduced by approximately 25%.
          Costs and expenses
          Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.
Contract Manufacturing Segment
Contract manufacturing segment profitability (millions of dollars):

	Three Months Ended			Nine Months Ended
	September	%	September	September	%	September
	2007	Change	2006	2007	Change	2006
Revenues	$3.8	103	$1.9	$12.2	19	$10.2
Cost of sales	3.0	2	3.0	9.5	12	8.5

Segment profit	$0.8	n.m.	$(1.1)	$2.7	58	$1.7

n.m. — not meaningful
          Revenues
          Contract manufacturing revenue for the three- and nine-month periods ended September 30, 2007 was $3.8 million and $12.2 million, respectively. This compares to $1.9 million and $10.2 million for the comparable periods of 2006. The increase in contract manufacturing revenue in the three months ended September 30, 2007 was primarily attributable to the resolution, during the quarter ended September 30, 2006 of an annual revenue reconciliation related to two contracts that resulted in a reduction of revenue of $1.2 million. It is not uncommon for the timing of shipments to cause quarter-over-quarter fluctuations.

          Cost of sales
          Cost of sales for contract manufacturing fluctuates significantly from period to period because of the nature of the business, the timing of production lots and the resultant levels of cost absorption. Further complicating analysis in the three months ended September 30, 2006 was the above-mentioned revenue reconciliation adjustment which lowered revenues of $1.2 million with no corresponding reduction in cost of sales. This had approximately a three percentage point adverse effect on cost of sales as a percent of sales for the nine months ended September 30, 2006. Elevated costs in the first quarter of 2007 due to start-up of production related to a newly negotiated agreement contributed to the higher nine-months 2007 cost of sales.
Non-U.S Revenue
          During the three months ended September 30, 2007, we had export sales and royalties on export sales of $20.0 million, of which $11.5 million were in Europe. This compares to $16.7 million of export sales in the comparable three-month period of 2006, of which $9.2 million were in Europe.
          We had export sales and royalties on export sales of $56.6 million and $34.0 million, of which $48.6 million and $27.3 million were in Europe, for the nine months ended September 30, 2007 and 2006, respectively.
Corporate and Other Expense
(millions of dollars)

	Three Months Ended			Nine Months Ended
	September	%	September	September	%	September
	2007	Change	2006	2007	Change	2006
Research and development	$9.0	4	$8.6	$33.8	48	$22.8

General and administrative	6.6	(6)	7.0	23.3	5	22.3

Acquired in-process research and development	—	n.m.	8.0	—	n.m.	8.0

Other (income) expense:
Investment income, net	(2.7)	(5)	(2.8)	(7.6)	(65)	(21.7)
Interest expense	4.3	(28)	5.9	13.3	(24)	17.4
Other, net	(0.5)	(90)	(4.9)	(0.9)	(90)	(9.1)

	1.1	n.m.	(1.8)	4.8	n.m.	(13.4)

Corporate and other expenses	$16.7	(24)	$21.8	$61.9	56	$39.7

n.m. — not meaningful
          Research and development
          For the three months ended September 30, 2007, corporate research and development expenses increased by $0.4 million to $9.0 million as compared to the three months ended September 30, 2006. For the nine-month periods ended September 30, 2006 and 2007, research and development spending increased from $22.8 million to $33.8 million, respectively. Included in the $33.8 million is $0.8 million related to milestones. We are investing in our research and development efforts in areas such as rhMBL, PEG-SN38, the HIF-1 alpha antagonist and other LNA-and PEGylation-based programs. We anticipate that increased levels of research and development expense will continue.

          General and administrative
          General and administrative expenses for the three- and nine-month periods ended September 30, 2007 of $6.6 million and $23.3 million, respectively, was relatively unchanged when compared to $7.0 million and $22.3 million in the comparable periods in 2006. Certain legal and consulting costs incurred in 2006 were not experienced this year, however, incremental share-based compensation costs tended to offset these savings.
          Acquired in-process research and development
          In August 2006, we paid Santaris Pharma A/S $8.0 million for worldwide rights to develop and commercialize certain RNA antagonists.
          Other (income) expense
          Other (income) expense for the three months ended September 30, 2007 was net expense of $1.1 million, as compared to net income of $1.8 million for the three months ended September 30, 2006. For the nine-month periods, other (income) expense was net expense of $4.8 million in 2007 compared to a net income of $13.4 million in 2006. Other (income) expense includes: net investment income, interest expense and other, net.
          Net investment income decreased by $0.1 million to $2.7 million for the three months ended September 30, 2007 from $2.8 million for the three months ended September 30, 2006 due to more investments outstanding in the comparative period ended September 30, 2006. Net investment income decreased by $14.1 million to $7.6 million for the nine months ended September 30, 2007 from $21.7 million for the nine months ended September 30, 2006. The nine months’ decrease was principally due to the sale in January and February 2006 of our remaining 1,023,302 shares of Nektar Therapeutics, Inc. common stock which resulted in a net gain of $13.8 million and cash proceeds of $20.2 million.
          Interest expense was $4.3 million and $13.3 million for the three-month and nine-month periods ended September 30, 2007 and $5.9 million and $17.4 million for the three-month and nine-month periods ended September 30, 2006, respectively. The reduction in interest expense is attributable to the lowering of effective interest rates on our outstanding notes payable through a refinancing during 2006. Outstanding notes payable at the beginning of 2006 in the amount of $394.0 million bore interest at 4.5%. In May and July 2006, $133.8 million and $137.6 million principal amount, respectively, of these notes were repurchased using the proceeds of the May 2006 issuance of $275.0 million 4.0% notes. The net result of these transactions was to replace $271.4 million of 4.5% notes with $275.0 million 4.0% notes, resulting in an annualized interest cost savings of approximately $1.4 million. Additional repurchases of our 4.5% notes, including $40.7 million principal amount during the nine months ended September 30, 2007, have taken place over the past year and a half, reducing the outstanding balance as of September 30, 2007 to $81.9 million, further contributing to savings of interest expense.
          Other, net was a net income of $0.5 million for the three months ended September 30, 2007, as compared to a net income of $4.9 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, other, net was a net income of $0.9 million versus a net income of $9.1 million for the nine months ended September 30, 2006. The change resulted primarily from a $9.2 million gain on the repurchase of the 4.5% notes during the nine-month period.
Income Taxes
          During the three and nine months ended September 30, 2007, we recorded a tax expense of approximately $2.0 million and $2.1 million, respectively, which represents federal, state and Canadian tax liabilities and includes an adjustment to taxes payable. During the three months and nine months ended September 30, 2006, we recorded a tax expense of $0.1 million and $0.6 million, respectively, representing state and Canadian taxes payable. A federal income tax provision was recorded for the three months and nine months ended September 30, 2007 which represents federal alternative minimum tax primarily related to the gain on sale of a royalty interest recognized in the third quarter. No federal income tax provision was recorded for the three months and nine months ended September 30, 2006 as the estimated annual effective tax rate was zero due to our ability to utilize our federal net operating loss carryforwards to eliminate our projected taxable income.

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
Liquidity and Capital Resources
          Total cash reserves, which include cash, cash equivalents, short-term investments, restricted investments and cash, and marketable securities, were $261.3 million as of September 30, 2007, as compared to $240.6 million as of December 31, 2006. The increase is primarily due to the gain on sale of an interest in future PEG-INTRON royalties reduced by the repurchase of a portion of our notes payable as well as reductions in current liabilities. During the three months ended September 30, 2007, we repurchased $24.8 million principal amount of our 4.5% notes bringing year-to-date repurchases to $40.7 million. In addition, accounts payable and accrued expenses at September 30, 2007 were approximately $30.1 million lower than at December 31, 2006. Those liabilities at December 31, 2006 included $17.5 million owed under a December 2006 supply and license agreement with Ovation Pharmaceuticals, Inc., a $5.0 million milestone payment to Santaris Pharma A/S related to HIF-1 alpha and $7.0 million in legal fees incurred in connection with securing Oncaspar raw material. We invest our excess cash primarily in United States government and government-sponsored enterprise securities, investment-grade corporate debt securities and auction rate securities.
          Cash provided by operations totaled $91.8 million for the nine months ended September 30, 2007 compared to $29.6 million for the same period of 2006. This primarily reflects the period-over-period increase in operating income ($89.6 million in 2007 compared to $22.1 million in 2006), adjusted for non-cash items ($23.7 million in 2007 compared to $13.4 million in 2006). A net use of cash related to operating assets and liabilities of approximately $15.6 million comprises the remainder of the period-to-period fluctuation.
          Operating income rose for the nine months ended September 31, 2007 compared to the same period of 2006 due primarily to the net gain on the sale of a future royalty interest of $88.7 million offset in part by increased research and development spending, inclusive of acquired in-process research and development, of $6.7 million and higher cost of product sales and contract manufacturing of $5.8 million. The most significant fluctuation in operating assets and liabilities was a reduction of accounts payable of $17.9 million.
          Cash was used in investing activities in the nine months ended September 30, 2007 in the amount of $59.5 million compared to $92.5 million in the nine-month period of 2006. In the nine-month period ended September 30, 2007, maturities and proceeds from sale of marketable securities totaling $288.9 million were used to purchase $315.6 million of marketable securities resulting in a net decrease in cash of $26.7 million. In addition, during the nine-month period ended September 30, 2007 we purchased property and equipment and product rights totaling $32.7 million.
          The use of $40.2 million for the repurchase of $40.7 million principal amount of our 4.5% notes payable during the nine months ended September 30, 2007 constituted our primary financing activity. In addition, we received $0.4 million related to the exercise of employee stock options and $0.4 million related to the employee stock purchase plan (ESPP) which had its first offering period commence April 1, 2007.
          As of September 30, 2007, we had $356.9 million of convertible notes outstanding. The 4.5% notes in the principal amount of $81.9 million are subordinated to all existing and future senior indebtedness of the Company, including the $275.0 million of 4% convertible senior notes issued during the second quarter of 2006. Interest is payable on January 1 and July 1 of each year on the 4.5% notes and on June 1 and December 1 of each year on the 4% notes. During the nine-month periods ended September 30, 2007 and September 30, 2006, there were payments of interest of $11.1 million and $17.2 million, respectively. Accrued interest on the aggregate amount of the notes outstanding was $4.6 million as of September 30, 2007 and $3.7 million as of December 31, 2006.
          Our current sources of liquidity are: our cash reserves; interest earned on such cash reserves; sales of Oncaspar, DepoCyt, Abelcet and Adagen; royalties earned, which are primarily related to sales of PEG-INTRON; and contract manufacturing revenue. As a result of the sale in the third quarter of 2007, of a 25% interest in future royalties payable to us on sale of PEG-INTRON occurring after June 30, 2007, cash flows from royalties earned will be affected beginning in the fourth quarter of 2007. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future. As indicated above, total cash reserves include restricted investments and cash. These dedicated funds amounted to $82.2 million at September 30, 2007 fully covering the $81.9 million principal amount of 4.5% notes payable July 1, 2008. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we may enter into agreements with collaborators with respect to the development and commercialization of products that could increase our cash requirements, or seek additional financing to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.
Off-Balance Sheet Arrangements
          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2007, we were not involved in any SPE transactions.
          Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes is 28.8 million shares. Our 4.5 % notes have a conversion price of $70.98 per share. Consequently, dilution related to the 4.5% notes is remote. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.
          In addition, stock options to purchase 8.5 million shares of our common stock at a weighted average exercise price of $11.36 per share and 1.8 million restricted stock units were outstanding at September 30, 2007 that represent additional potential dilution.
Contractual Obligations
          Our major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.
          During the nine-month period ended September 30, 2007 we repurchased $40.7 million principal amount of our 4.5% notes. There have been no other material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Policies and Estimates
          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
          Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All accounting standards effective as of September 30, 2007 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as critical because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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
          The following is a summary of reductions of gross sales accrued as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Accounts Receivable Reductions
Chargebacks	$2,417	$3,388
Cash Discounts	152	168
Other (including returns)	1,996	1,767

Total	4,565	5,323

Accrued Liabilities
Medicaid Rebates	924	1,335
Administrative Fees	173	205

Total	1,097	1,540

Grand Total	$5,662	$6,863

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
          The table below presents the principal amounts and related weighted average interest rates of our marketable debt securities, excluding primarily those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending September 30 of the year indicated) as of September 30, 2007 (in thousands):

			Maturities
			Beyond	Amortized
	2008	2009	Five Years	Cost	Fair Value
Fixed Rate	$139,833	$11,031	$3,000	$153,864	$153,774
Average Interest Rate	4.80%	5.23%	5.50%	4.85%
Variable Rate	58,875	—	—	58,875	58,856
Average Interest Rate	5.66%			5.66%

	$198,708	$11,031	$3,000	$212,739	$212,630

          Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock.
          Our 4% convertible senior unsecured notes in the principal amount of $275.0 million at September 30, 2007 are due June 1, 2013 and have a fair value of $301.5 million at September 30, 2007.
          Our 4.5% convertible subordinated notes in the principal amount of $81.9 million are due July 1, 2008 and have a fair value of $80.1 million at September 30, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
          Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of September 30, 2007. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls
          There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION
Item 5. Other Information
          On November 1, 2007, The Company restated its Executive Deferred Compensation Plan to make certain definitional and technical clarifications to comply with Internal Revenue Code Section 409A requirements. A copy of the restated plan is included as an exhibit to this Quarterly Report on Form 10-Q.
Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit		Reference
Number	Description	No.
3(i)	Amended and Restated Certificate of Incorporation	(1)

3(ii)	Amended and Restated Bylaws	(2)

4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(3)

4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)

10.1	Executive Deferred Compensation Plan (2008 Restatement)**	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b) (10) (ii) (A) or (iii) of Regulation S-K.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed May 19, 2006.

(2)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 2, 2007.

(3)	Form 8-A12G (File No. 000-12957) filed with the Commission on May 22, 2002.

(4)	Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC. (Registrant)
Date: November 1, 2007	By:	/s/Jeffrey H. Buchalter
Jeffrey H. Buchalter
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2007	By:	/s/Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)