Form 10-K
period 2007-12-31
ENZON PHARMACEUTICALS INC
filed 2008-02-29
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
Preferred Stock Purchase Rights
     Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes
☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $345,966,000 as of June 29, 2007, based upon the closing sale price on the Nasdaq Stock Market of $7.85 reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such shares may be deemed to be affiliate shares. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 44,322,923 shares of the registrant’s common stock issued and outstanding as of February 27, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

ENZON PHARMACEUTICALS, INC.

2007 Form 10-K Annual Report

Page
PART I
Item 1. Business	4
Item 1A. Risk Factors	28
Item 1B. Unresolved Staff Comments	43
Item 2. Properties	43
Item 3. Legal Proceedings	43
Item 4. Submission of Matters to a Vote of Security Holders	43

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	44
Item 6. Selected Financial Data	47
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	67
Item 8. Financial Statements and Supplementary Data	68
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A. Controls and Procedures	68
Item 9B. Other Information	71

PART III

Item 10. Directors, Executive Officers and Corporate Governance	72
Item 11. Executive Compensation	72
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13. Certain Relationships and Related Transactions, and Director Independence	72
Item 14. Principal Accountant Fees and Services	72

PART IV

Item 15. Exhibits and Financial Statement Schedules	73
EX-10.28: AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-12.1: COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
EX-21.1: SUBSIDIARIES
EX-23.0: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.1: CONSENT OF INDEPENDENT VALUATION FIRM

     Oncaspar®, Abelcet®, Adagen®, and SCA® are our registered trademarks. Other trademarks and trade names used in this report are the property of their respective owners.
     This Annual Report contains forward-looking statements, which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential” or “anticipates” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Item 1A. Risk Factors constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. All information in this Annual Report on Form 10-K is as of February 29, 2008, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.
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

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
ENZON PHARMACEUTICALS, INC.
PART I
ITEM 1. BUSINESS
GENERAL
          We are a biopharmaceutical company dedicated to the development, manufacturing and commercialization of important medicines for patients with cancer and other life-threatening conditions. We have a portfolio of four marketed products, Oncaspar®, DepoCyt®, Abelcet® and Adagen®. Our drug development programs utilize several cutting-edge approaches, including our industry-leading PEGylation technology platform used to create product candidates with benefits such as reduced dosing frequency and less toxicity. Our PEGylation technology was used to develop two of our products, Oncaspar and Adagen, and has created a royalty revenue stream from licensing partnerships for other products developed using the technology. We continue to develop and utilize our Customized Linker TechnologyTM PEGylation platform that uses linkers designed to release compounds at a controlled rate. We also engage in contract manufacturing for several pharmaceutical companies to broaden our revenue base.
STRATEGY
          We continue to pursue the comprehensive long-term strategic plan we developed in 2005. This plan was designed to strengthen our business, build long-term value, and attain our goal of becoming a premier, novel, and fully-integrated biopharmaceutical company with a focus in cancer and other life-threatening diseases. To this end, we are executing a strategy that focuses on the following three phases of corporate priorities for the next several years: (i) investing in our extensive infrastructure that spans research, development, manufacturing, and sales and marketing, (ii) improving our organizational efficiencies and (iii) becoming a recognized leader in oncology and adjacent therapeutic areas.
     Our strategy revolves around the following key imperatives:
Investing to maximize the potential of our marketed products. We have placed a significant effort behind improving our top line performance. We are selectively investing in our marketed brands to optimize and broaden their commercial potential. These initiatives include effective market research, life cycle management plans, post-marketing clinical programs, and other new programs to differentiate and extend the utility of our products.
Focusing on innovation. We are cultivating a renewed organizational commitment to innovation by (i) investing in our technological base, (ii) growing our intellectual property estate, and (iii) building a novel research and development pipeline of projects that are strategically focused with promising pathways to regulatory approval. We are committed to making targeted, disciplined investments in areas where we believe we can make a unique contribution and achieve differentiation. For instance, we have extensive know-how and a demonstrated track record in PEGylation, including our Customized Linker Technology™ platform. PEG is a proven means of enabling or enhancing the performance of pharmaceuticals with delivery limitations. We are committed to further evolving the potential of this technology and bringing new PEG product development opportunities forward, both through proprietary and externally-sourced programs.
Maximizing the return on our asset base. We are focused on leveraging our internal resources and infrastructure as a means of broadening our revenue base, improving our operational efficiencies, and generating value. Over the past three years, we have added personnel with significant experience and talent throughout our business and strengthened our cross-functional infrastructure.

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
Maintaining a high-performance, value-focused corporate culture. We recognize that the successful execution of our long-term plan begins with ensuring that our employees understand the stated goals of the organization and are accountable for making meaningful contributions to our corporate results. We are cultivating a performance-driven culture, focused on delivering on our promises. We have also placed an increased emphasis on measuring and rewarding performance throughout the organization.
Our key initiatives to advance these priorities include:
•	To further our goal of establishing a successful franchise of cancer therapeutics, we are executing on a number of programs to optimize the value of our currently marketed cancer products, Oncaspar and DepoCyt. We continue to see adoption of Oncaspar in pediatric and adult cooperative group protocols. In 2007, DepoCyt received full approval from the U.S. Food and Drug Administration (FDA) for lymphomatous meningitis.

•	Lifecycle management is being deployed as a critical organizational practice with plans underway for all of our marketed brands. We believe lifecycle management is an essential tool for building sustainability and maximizing value for our products. We continue to evaluate several new means of driving sustainable commercial success for our marketed products, including new therapeutic areas, modes of administration, manufacturing process and supply improvements and delivery mechanisms. Our management has aligned all of our core functions, from research through commercialization, on maximizing the value of our products through integrated lifecycle management programs.

•	We continue to rebuild our research and development pipeline. In 2007, we advanced our PEG-SN38 and our HIF-1 alpha antagonist into Phase I human clinical trials. We continue to enroll our recombinant human Mannose-binding Lectin (rhMBL) Phase I/II studies.

•	We continue to identify opportunities in our contract manufacturing business to (i) foster new contract manufacturing partnerships, (ii) enhance our current processes, (iii) broaden our manufacturing expertise and infrastructure, and (iv) expand the utilization of our finish and fill capabilities.

•	During 2007, we significantly improved our financial condition by successfully monetizing 25% of our future royalties on the sales of PEG-INTRON for proceeds of $92.5 million. The majority of the net proceeds were placed in a restricted account for the purpose of eliminating the outstanding 4.5% convertible subordinated notes due July 1, 2008.
PRODUCTS SEGMENT
          Our Products segment includes the manufacturing, marketing and selling of pharmaceutical products for patients with cancer and other life-threatening diseases. We currently sell four therapeutics products, Oncaspar, DepoCyt, Abelcet, and Adagen, through our hospital and specialty U.S. sales force that calls upon specialists in oncology, hematology, infectious disease, and other critical care disciplines.

     1) Oncaspar
          Oncaspar is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase derived from E. coli. Oncaspar is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia (ALL). We developed Oncaspar internally and received U.S. marketing approval from the FDA for Oncaspar in February 1994. We licensed rights to Oncaspar for North America and most of the Asia/Pacific region to Rhone Poulenc Rorer, now part of Sanofi-Aventis. In June 2002, we licensed back those rights from Sanofi-Aventis.
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
          In 2006, we announced that we had initiated a phase 1 clinical trial of Oncaspar to assess its safety and potential utility in the treatment of advanced solid tumors and lymphomas in combination with Gemzar (gemcitabine HCl for injection). Recently, we reached dose-limiting toxicities in this trial. We are analyzing the data to better understand whether the combination of Oncaspar and Gemzar warrants further development in solid tumors and lymphoma.
          In December 2006, we secured the supply of L-asparaginase, the raw material used in the production of Oncaspar. We are investing in the improvement of the manufacturing processes and pharmaceutical properties of Oncaspar. This investment will primarily occur over the next few years.
          We manufacture Oncaspar in the U.S.

     2) DepoCyt
          DepoCyt is an injectable chemotherapeutic agent approved for the treatment of patients with lymphomatous meningitis. It is a sustained release formulation of the chemotherapeutic agent, arabinoside cytarabine or ara-C. DepoCyt gradually releases cytarabine into the cerebral spinal fluid (CSF) resulting in a significantly extended half-life, prolonging the exposure to the therapy and allowing for more uniform CSF distribution. This extends the dosing interval to once every two weeks, as compared to the standard twice-weekly intrathecal chemotherapy dosing of cytarabine. We acquired the U.S. and Canadian rights to DepoCyt from Pacira Pharmaceuticals, Inc. (Pacira), formerly SkyePharma, in December 2002.
          Lymphomatous meningitis is a debilitating form of neoplastic meningitis, a complication of cancer that is characterized by the spread of cancer to the central nervous system and the formation of secondary tumors within the thin membranes surrounding the brain. Lymphomatous meningitis can affect all levels of the central nervous system, including the cerebral hemispheres, cranial nerves, and spinal cord. Symptoms can include numbness or weakness in the extremities, pain, sensory loss, double-vision, loss of vision, hearing problems, and headaches. Lymphomatous meningitis is often not recognized or diagnosed in clinical practice. Autopsy studies have found higher rates of lymphomatous meningitis than those observed in clinical practice. These autopsy studies suggest that 5% of all cancer patients will develop neoplastic meningitis during the course of their illness.
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
          DepoCyt was originally approved under the Accelerated Approval regulations of Subpart H of the Federal Food, Drug and Cosmetic Act, intended to make promising products for life-threatening diseases available to the market on the basis of preliminary evidence prior to formal demonstration of patient benefit. After completing required post-approval trials for DepoCyt, in April 2007, the FDA granted full approval of DepoCyt for treatment of patients with lymphomatous meningitis.
          Our sales and marketing programs are structured to enhance the commercial value of DepoCyt by expanding awareness of the symptoms and benefits of treating lymphomatous meningitis, and marketing programs that focus on the positive product attributes of DepoCyt as compared to unencapsulated cytarabine. We are also exploring the potential role of DepoCyt in other cancers that can spread to the central nervous system.
          DepoCyt is manufactured in the U.S. by Pacira.
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
          Since 2004, we have experienced increased competitive market conditions for Abelcet, primarily due to the introduction of newer antifungal agents. We are addressing the competitive challenges we are facing through numerous data-driven initiatives designed to stabilize sales of Abelcet.
          We manufacture Abelcet in the U.S.
     4) Adagen
          Adagen is a PEGylated bovine adenosine deaminase enzyme (ADA) used to treat patients afflicted with a type of Severe Combined Immunodeficiency Disease, or SCID, also known as the Bubble Boy Disease, which is caused by the chronic deficiency of ADA. We received U.S. marketing approval from the FDA for Adagen in March 1990. Adagen represents the first successful application of enzyme replacement therapy for an inherited disease. SCID results in children being born without fully functioning immune systems, leaving them susceptible to a wide range of infectious diseases. Currently, the only regulatory approved alternative to Adagen treatment is a well-matched bone marrow transplant. Injections of unmodified ADA are not effective because of its short circulating life (less than 30 minutes) and the potential for immunogenic reactions to a bovine-sourced enzyme. The attachment of PEG to ADA allows ADA to achieve its full therapeutic effect by increasing its circulating life and masking the ADA to avoid immunogenic reactions.
          We are required to maintain a permit from the U.S. Department of Agriculture (USDA) in order to import ADA. This permit must be renewed on an annual basis. As of October 6, 2007, the USDA issued a permit to us to import ADA through October 6, 2008.

          We sell Adagen on a worldwide basis. We utilize independent distributors in certain territories including the U.S., Europe and Australia. As of December 31, 2007, approximately 90 patients in 17 countries are receiving Adagen therapy. We believe some newborns with ADA-deficient SCID go undiagnosed and we are therefore focusing our marketing efforts for Adagen on new patient identification.
          Like Oncaspar, we are investing in the improvement of the manufacturing processes, pharmaceutical properties, and changing the raw material from a bovine-derived source to a recombinant source for Adagen. This investment will primarily occur over the next few years.
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
          PEG-INTRON is a PEG-enhanced version of Schering-Plough’s alpha interferon product, INTRON® A, which is used both as a monotherapy and in combination with REBETOL® (ribavirin) capsules for the treatment of chronic hepatitis C. Under our license agreement with Schering-Plough, Schering-Plough holds an exclusive worldwide license to PEG-INTRON. We continue to receive royalties on Schering-Plough’s worldwide sales of PEG-INTRON. Schering-Plough is responsible for all manufacturing, marketing, and development activities for PEG-INTRON. We designed PEG-INTRON to allow for less frequent dosing and to yield greater efficacy, as compared to INTRON A. PEG-INTRON is marketed worldwide by Schering-Plough and its affiliates. In December 2004, Schering-Plough’s subsidiary, Schering-Plough K.K., launched PEG-INTRON and REBETOL combination therapy in Japan. At that time, PEG-INTRON and REBETOL was the only PEGylated interferon-based combination therapy available in Japan, where an estimated one to two million persons are chronically infected with hepatitis C. In January 2007, Hoffmann-La Roche announced that it received approval for its competing PEGylated interferon-based combination therapy, Copegus (ribavirin) plus Pegasys (peginterferon alfa-2a (40KD)), following fast-track review by the Japanese regulatory agency.
          In August 2007, we monetized 25% of our future royalties from the sales of PEG-INTRON for $92.5 million in gross proceeds.
               PEG-INTRON is being evaluated in a number of ongoing clinical studies:
1)	IDEAL Study — In January 2004, Schering-Plough began recruiting patients in the IDEAL study, which directly compares PEG-INTRON in combination with REBETOL versus Pegasys in combination with COPEGUS in 2,880 patients in the U.S. On January 14, 2008 Schering Plough reported preliminary IDEAL Study Results which showed similar sustained response rates between the two treatments, however fewer patients relapsed following the PEG-INTRON Combination Therapy.

2)	COPILOT Study — PEG-INTRON is being evaluated for use as long-term maintenance monotherapy in cirrhotic patients who have failed previous treatment.

3)	ENDURE Study — In January 2006, Schering-Plough announced that it was initiating a large multinational clinical trial, to evaluate the use of low-dose PEG-INTRON maintenance monotherapy in preventing or delaying hepatitis disease progression.

4)	PROTECT Study — In May 2006, Schering-Plough announced the initiation of a large multicenter clinical trial in the U.S. to evaluate the safety and efficacy of PEG-INTRON and REBETOL combination therapy in liver transplant recipients with recurrent hepatitis C virus infection. The trial is targeted to enroll 125 patients in the U.S.

5)	EPIC3 Study — In October 2006, Schering-Plough reported data from EPIC3, a large ongoing clinical study, showing that retreatment with PEG-INTRON and REBETOL combination therapy can result in sustained virologic response in patients with chronic hepatitis C who failed previous treatment with any alpha interferon-based combination therapy, including peginterferon regimens.

6)	Schering-Plough Corporation announced on January 31, 2008, that the FDA accepted the PEG-INTRON sBLA for review and has granted Priority Review status for the adjuvant treatment of patients with Stage III melanoma. Based on this Priority Review status, the FDA reviews the application with the goal of taking action within six months of the sponsor’s submission of the sBLA. The application will be discussed by the FDA Oncology Drugs Advisory Committee on March 12, 2008. PEG-INTRON was also filed with the EMEA in Europe in the fall of 2007.

7)	Finally, PEG-INTRON is being evaluated in several investigator-sponsored trials as a potential treatment for various cancers, including several earlier stage clinical trials for other oncology indications.
          We have out-licensed our proprietary PEG and single chain antibody, or SCA, technologies on our own and through agreements with Nektar Therapeutics, Inc. (Nektar) and Micromet AG (Micromet). Effective January 2007, we terminated our agreement with Nektar. Under the original 2002 agreement, Nektar had the lead role in granting sublicenses for certain of our PEG patents and we receive royalties on sales of any approved product for which a sublicense has been granted. While we will continue to receive royalties on sales of products already on the market, or those for which sublicenses were previously granted, Nektar will only have the right to grant any additional sublicenses to a limited class of our PEG technology. We have the right to use or grant licenses to all of our PEG technology for our own proprietary products or those we may develop with co-commercialization partners. Currently, we are aware of five third-party products for which Nektar has granted sublicenses to our PEG technology: Hoffmann-La Roche’s Pegasys; OSI Pharmaceuticals’ (OSI) Macugen® (pegaptanib sodium injection); Cimzia (formerly CDP870), owned by UCB, a Belgium-based biopharmaceutical company; Affymax and Takeda Pharmaceutical’s Hematide™; and an undisclosed product of Pfizer’s that is in early-stage clinical development. Pegasys is currently being marketed for the treatment of hepatitis C and Macugen is currently being marketed through a collaboration between OSI and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision.
          Cimzia is an anti-TNF-alpha PEGylated antibody fragment. A Biologics License Application (BLA) was filed with the FDA for CIMZIA for the treatment of Crohn’s disease on February 28, 2006. CIMZIA was approved in Switzerland for the treatment of Crohn’s disease in September 2007.  The European Medicines Agency adopted a negative opinion in the treatment of patients with Crohn’s disease. UCB submitted an appeal requesting re-examination of the opinion. A decision is expected during the first half of 2008. The Marketing Authorization Application was based on the pivotal PRECiSE studies involving over 1,500 patients with Crohn’s disease. The US regulatory application for the treatment of rheumatoid arthritis was submitted and accepted in January 2008. Filing in Europe is planned for the first half of 2008. UCB completed a Phase II re-treatment study in psoriasis with patients who had relapsed during the off-treatment period of the initial Phase II study. Results show that the majority of the re-treated patients are able to recapture response and the re-treatment was well tolerated.
          Hematide is a synthetic peptide-based erythropoiesis-stimulating agent being evaluated by Affymax and Takeda Pharmaceutical in two phase 2 clinical trials for the treatment of anemia associated with chronic kidney disease and of anemic cancer patients undergoing chemotherapy. In October 2007, Affymax announced that the first patient was dosed in the Phase 3 clinical program to treat anemia in chronic renal failure patients.
          We receive a royalty from medac Gmbh (medac), a private company based in Germany, on sales of Oncaspar KH recorded by medac.

CONTRACT MANUFACTURING SEGMENT
          We utilize a portion of our excess manufacturing capacity to provide contract manufacturing services for a number of injectable products. Currently, we manufacture Abelcet for export and MYOCET, both for Cephalon France SAS (Cephalon), and the injectable multivitamin MVI® for Mayne Pharma Limited (Mayne), a division of Hospira, Inc., at our facility in Indianapolis, Indiana. We entered into two new manufacturing agreements near the end of 2006. In our manufacture of these products, we utilize complex manufacturing processes, such as single-and dual-chamber vial filling and lipid complex formulations.
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
          Our PEGylation technology, particularly our Customized Linker Technology platform that utilizes our releasable linkers has applicability for areas beyond oncology. Our research and development activities may yield data that supports developing our proprietary compounds in certain non-oncology applications. Our strategy is to utilize our PEGylation platform for internal discovery and development programs first, and then explore additional opportunities for PEGylation outside of the oncology market through strategic alliances. We offer potential partners substantial know-how in the area of PEGylation and an experienced management team with extensive experience in researching, developing, marketing and selling pharmaceutical products, particularly for the treatment of cancer.
          We seek new clinical products from internal and external sources. Our internal research and development activities focus on applying our proprietary technologies, namely our PEGylation expertise, to internal product candidates, and developing products accessed through licensing transactions such as our agreements with NatImmune A/S and Santaris Pharma A/S (Santaris). We obtained the exclusive worldwide rights, excluding the Nordic countries, from NatImmune to develop, manufacture, market and sell recombinant human Mannose-binding Lectin rhMBL. Mannose-binding Lectin (MBL) is a naturally occurring human plasma protein that plays a key role in the immune system’s first-line defense against infections. In July 2006, we entered into a global collaboration with Santaris to co-develop and commercialize a series of innovative ribonucleic acid (RNA) antagonists based on the LNA® (locked nucleic acid) technology. We have licensed two preclinical development compounds, the HIF-1 alpha antagonist and the Survivin antagonist, and have selected six additional proprietary RNA antagonist candidates, all to be directed against novel oncology targets.

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
               In 2006, we announced that we had initiated a phase 1 clinical trial of Oncaspar to assess its safety and potential utility in the treatment of advanced solid tumors and lymphomas in combination with Gemzar (gemcitabine HCl for injection). Recently, we reached dose-limiting toxicities in this trial. We are analyzing the data to better understand whether the combination of Oncaspar and Gemzar warrants further development in solid tumors and lymphoma.
     PEG-SN38
          SN38 is the active metabolite of the cancer drug irinotecan, a chemotherapeutic pro-drug marketed as Camptosar® (CPT-11) in the U.S. Camptosar is a validated topoisomerase I inhibitor. Unmodified SN38 is insoluble and can only be used to treat cancer by administering the pro-drug. A pro-drug is a compound that is converted into the active drug in the body. Only a small percentage of the pro-drug is converted into SN38 in cancer cells and the unpredictability of conversion and metabolism in each patient may result in a variable efficacy and safety profile. Through the use of our PEGylation technology, we designed PEG-SN38 (EZN-2208), a PEGylated conjugate of SN38, to offer therapeutic advantages over unmodified SN38 and existing therapies. The PEGylated version allows for parenteral delivery, increased solubility, higher exposure, and longer apparent half-life.
          We presented preclinical data on PEG-SN38 at several major medical meetings during 2007. According to the study:
•	PEG-SN38 demonstrated potent in vitro cytotoxicity against several human cancer cell lines and anti-tumor activity in xenograft models of human breast, colorectal and pancreatic cancers.

•	Treatment with a single or multiple small doses of PEG-SN38 led to complete cures of animals in the breast cancer model.

•	In colorectal and pancreatic preclinical models, PEG-SN38 demonstrated significantly better therapeutic efficacy, at their respective maximum tolerated doses and equivalent dose levels, than CPT-11.

•	In mice, PEG-SN38 provided a long circulation half-life and exposure to the parent drug, SN38.

•	Biodistribution data showed high and prolonged exposure of SN38 within tumors, supporting the Enhanced Permeation and Retention (EPR) effect.

•	PEG-SN38 demonstrated antitumor activity in xenograft models of non-Hodgkin’s lymphoma.

•	Treatment with PEG-SN38 resulted in tumor growth inhibition in animals resistant to CPT-11 and outperformed CPT-11 when given as second-round therapy to animals initially responding to CPT-11.
          The FDA approved the Investigational New Drug Application (IND) for PEG-SN38 in 2007 and we opened two Phase I human clinical studies for patients with solid tumors and lymphoma, evaluating different dosing schedules.

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
          LNA Technology, developed by Santaris, is based on Locked Nucleic Acid, a proprietary synthetic analog of RNA which is fixed in the shape adopted by RNA in helical conformation. When incorporated into a short nucleic acid chain (both deoxyribonucleic acid, or DNA, and RNA are made up of longer chains of natural nucleic acids), the presence of LNA results in several potential therapeutic advantages. Because LNA resembles RNA but is more stable, LNA-containing drugs may have both very high binding affinity for RNA and metabolic stability. Using the “antisense” principle to block the function of specific RNAs within cells and tissues, such drugs may have enhanced potency and specificity and may provide improved efficacy at lower doses than comparable drugs based on alternative chemistry. As a result, RNA Antagonists comprised of LNA have been demonstrated to be 100 to 1,000 times more potent in vitro than conventional antisense compounds and have the potential to demonstrate comparable or similar efficacy in vivo to the siRNA’s (small interfering RNAs) published to date. In particular, they can be used to switch off the synthesis of harmful proteins, thereby potentially altering disease outcomes in cancer or other serious disorders.
•	HIF-1 alpha (hypoxia-inducible factor 1 alpha) Antagonist — The HIF-1 alpha antagonist is a highly-visible, well-validated target in many cancer types, including common solid tumors. HIF-1 alpha is a key regulator of a large number of genes important in cancer biology, such as angiogenesis, cell proliferation, apoptosis, glucose metabolism and cell invasion. HIF-1 alpha protein level is low in normal cells, but reaches high intracellular concentrations in a variety of cancers and is strongly correlated with poor prognosis and resistance to therapy. Drugs targeting HIF-1 alpha thus have the potential to target multiple cancer processes. In January 2007 we announced that the FDA accepted our IND for the HIF-1 alpha antagonist. In 2007, we opened two Phase I studies for patients with solid tumors and lymphoma evaluating different dosing schedules for the HIF-1 alpha antagonist.

•	Survivin Antagonist — Survivin plays a vital regulatory role in both apoptosis and cell division. Survivin is heavily over-expressed in many cancers and in newly formed endothelial cells engaged in angiogenesis but almost absent in normal adult differentiated tissue. Resistance of cancer cells to radiotherapy and cytotoxic drugs (in particular microtubule interfering taxanes) is strongly correlated with expression levels of Survivin. Clinically, Survivin expression is associated with poor prognosis, increased cancer recurrence and resistance to therapy. The Survivin antagonist is currently in preclinical development.
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

          In December 2004, NatImmune completed Phase I clinical trials that evaluated 28 patients for the safety and pharmacokinetic profile of single- and multi-dose intravenous administration of rhMBL. Results from the Phase I trials demonstrated that rhMBL replacement therapy is safe and has an attractive pharmacokinetic profile. NatImmune has also completed a prospective correlation study of 255 hematological cancer patients that documented that MBL-deficient patients have a significantly higher risk of severe infections following chemotherapy compared to patients with sufficient MBL levels.
          Given the broad therapeutic potential of rhMBL, we are evaluating several potential lead indications for this compound. To date, the FDA has accepted both of the INDs we submitted — one for the prevention and treatment of severe infections in cancer patients; and one for those who have undergone liver transplant surgery. Phase I/II human clinical development of rhMBL for the prevention and treatment of severe infections in patients with low levels of MBL undergoing liver transplant and multiple myeloma is currently underway.
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
     PEGylation TECHNOLOGY
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
          We continue to develop our Customized Linker Technology™, which utilizes linkers designed to release the native molecule at a controlled rate. The customized linkers expand the utility of our existing PEGylation technology. This technology offers a choice of releasable or permanent linkages to match each drug’s requirements. It improves the pharmacokinetic and pharmacodynamic profile of a drug.
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
SALES AND MARKETING
          We have a sales and marketing team that includes a sales force that markets the Enzon products in the U.S. We have provided exclusive marketing rights to Schering-Plough for PEG-INTRON worldwide and to medac for Oncaspar in most of Europe and parts of Asia. Our marketing strategies do not incorporate the use of any significant direct-to-consumer advertising.
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
          We market Oncaspar and DepoCyt in the U.S. to hospital oncology centers, oncology clinics, and oncology physicians. We sell Adagen on a worldwide basis. We utilize independent distributors or specialty pharmacies in certain territories, including the U.S., Europe and Australia.
MANUFACTURING AND RAW MATERIALS
          In the manufacture of Abelcet, we combine amphotericin B with DMPC and DMPG (two lipid materials) to produce an injectable lipid complex formulation of amphotericin B. We currently have two suppliers of amphotericin B, Bristol-Myers Squibb (BMS) and Alpharma A.p.S. Our supply agreement with BMS terminated on March 1, 2006; however, we are currently still receiving supplies of amphotericin B from BMS. Additionally, we are seeking to qualify at least one additional source of supply of amphotericin B.
          In the manufacture of Adagen and Oncaspar, we combine activated forms of PEG with unmodified proteins (ADA for Adagen and L-asparaginase for Oncaspar). We have supply agreements with Ovation Pharmaceuticals, Inc. and Kyowa Hakko to produce the unmodified forms of L-asparaginase. Our agreement with Ovation Pharmaceuticals, Inc. provides for Ovation to supply L-asparaginase to us through 2009. We have committed to effectuate a technology transfer of the cell line and manufacturing of the L-asparaginase to our own supplier by December 31, 2009, and then supply L-asparaginase back to Ovation during the years 2010-2012.
          We purchase the unmodified adenosine deaminase enzyme (ADA) used in the manufacturing of Adagen from Roche Diagnostics. Roche Diagnostics, which is based in Germany, is the only FDA-approved supplier of ADA. Our ADA supply agreement with Roche Diagnostics terminated in 2004, although we are still receiving our supply of ADA from them. We are currently developing ADA using a recombinant source as an alternative to the naturally-derived bovine product. Roche Diagnostics continues to supply us with our requirements of ADA and indicated when they terminated the supply agreement that they will continue to do so for a reasonable period of time as we work to develop another source of ADA.

          We do not have a long-term supply agreement for the raw polyethylene glycol material that we use in the manufacturing of our PEG products or for the unmodified protein used in Adagen. We believe we maintain a level of inventory that should provide us sufficient time to find an alternate supplier, in the event it becomes necessary, without materially disrupting our business. We have identified and are in the process of qualifying a second supplier in each case.
          Adagen and Oncaspar use our early PEG technology, which is not as advanced as the PEG technology used in PEG-INTRON or our products under development. Due, in part, to certain limitations of using our earlier PEG technology, we have had certain manufacturing problems with Adagen and Oncaspar. Manufacturing and stability problems have required us to implement voluntary recalls or market withdrawals for certain batches of Oncaspar periodically since 2002 and as recently as the fourth quarter of 2006. The updated products discussed above are being developed with newer PEG linker technology and improved manufacturing processes to address these problems.
          The FDA and the Medicines and Healthcare products Regulatory Agency or MHRA, the government agency responsible for medicines and medical devices in the United Kingdom, have, in the past, conducted follow-up inspections as well as routine inspections of our manufacturing facilities related to Abelcet, Oncaspar and Adagen. Following certain of these inspections, the FDA has issued Form 483 reports citing deviations from Current Good Manufacturing Practices (cGMP). Our South Plainfield and Indianapolis facilities were inspected in January 2007 and June 2007, respectively, with no Forms 483 being issued. An inspection by the FDA’s Team Biologics in April 2007 did result in the issuance of a Form 483. We are currently working with the FDA to resolve the matters identified therein.
          In February 2007, we announced plans to consolidate our manufacturing operations from South Plainfield, New Jersey to our facility in Indianapolis, Indiana. This consolidation is expected to be completed in 2008.
DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
     SANTARIS PHARMA A/S COLLABORATION
          In July 2006, we entered into a license and collaboration agreement with Santaris for up to eight RNA antagonists. We obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha and Survivin RNA targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by us, and we will have the right to develop and commercialize those antagonists worldwide, other than Europe. We made an initial payment of $8.0 million to Santaris in the third quarter of 2006 and an additional $3.0 million in the fourth quarter of 2006. We will be responsible for making additional payments upon the successful completion of certain compound syntheses and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales of products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.
     SCHERING-PLOUGH AGREEMENT
          Our PEG technology was used to develop an improved version of Schering-Plough’s product INTRON A. Schering-Plough is responsible for marketing and manufacturing the product, PEG-INTRON, worldwide on an exclusive basis and we receive royalties on worldwide sales of PEG-INTRON for all indications. Schering-Plough’s obligation to pay us royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. Currently, expirations are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which we are entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEG-INTRON where such third party is not Hoffmann-La Roche.

          We do not supply Schering-Plough with PEG-INTRON or any other materials and our agreement with Schering-Plough does not obligate Schering-Plough to purchase or sell specified quantities of any product.
          During the quarter ended September 30, 2007, we sold a 25% interest in future royalties payable to us by Schering-Plough on sales of PEG-INTRON occurring after June 30, 2007.
     SANOFI-AVENTIS LICENSE AGREEMENTS
          During 2002, we amended our license agreement with Sanofi-Aventis to reacquire the rights to market and distribute Oncaspar in the U.S., Mexico, Canada and most of the Asia/Pacific region. In return for the marketing and distribution rights, we paid Sanofi-Aventis $15.0 million and were also obligated to pay a royalty on net sales of Oncaspar in the U.S. and Canada through 2014. Following the expiration of the royalty obligations in 2014, all rights to Oncaspar will revert back to us, unless the agreement is terminated earlier because we fail to make royalty payments or cease to sell Oncaspar.
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
          In October 2005, we further amended our license agreement with Sanofi-Aventis for Oncaspar. The amendment became effective in January 2006 and included a significant reduction in our royalty rate, with a single-digit royalty percentage now payable by us only on those aggregate annual sales of Oncaspar in the U.S. and Canada that are in excess of $25.0 million. In consideration for the amendment, we made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. In the event combined Oncaspar net sales in the U.S and Canada exceed $30.0 million for two consecutive calendar years, we will be obligated to make a milestone payment of $5.0 million to Sanofi-Aventis. Net sales of Oncaspar in the U.S. and Canada in 2007 and 2006 were $33.7 million and $26.3 million, respectively. We are obligated to make royalty payments, if any, through June 30, 2014, at which time all of our royalty obligations will cease.
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
     MICROMET ALLIANCE
          Under our cross-license agreement and marketing agreement with Micromet, Micromet is the exclusive marketer of the two companies’ combined intellectual property estate in the field of SCA technology. Any resulting revenues from the license agreements executed by Micromet will be shared equally by the two companies. In 2007, we recognized royalty revenue of $808 thousand related to our share of revenues from Micromet’s licensing activities associated with this agreement.

     NATIMMUNE A/S LICENSE AGREEMENT
          In September 2005, we entered into a license agreement with NatImmune A/S (NatImmune) for NatImmune’s lead development compound, recombinant human Mannose-binding Lectin (rhMBL), a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, we received exclusive worldwide rights, excluding the Nordic countries, and are responsible for the development, manufacture, and marketing of rhMBL. The $10.0 million upfront cost of the license agreement was charged to acquired in-process research and development during the year ended December 31, 2005. During 2007 and 2006, we paid NatImmune $0.3 million and $2.1 million, respectively, for license milestones and will be responsible for making additional payments upon the successful completion of certain clinical development, regulatory, and sales-based milestones. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by Enzon and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.
     NEKTAR AGREEMENT
          In January 2002, we entered into a PEG technology licensing agreement with Nektar under which we granted Nektar the right to grant sub-licenses for a portion of our PEG technology to third parties. However, on September 7, 2006, we gave notice to Nektar of our intention not to renew the provisions of our agreement with them that gave Nektar the right to sub-license a portion of our PEG technology and patents to third-parties. This right terminated in January 2007 and will not affect any existing sub-licenses granted by Nektar. Nektar will only continue to have the right to sub-license a limited class of our PEG technology and we will receive a royalty or a share of Nektar’s profits for any products that utilize our patented PEG technology.
          Currently, we are aware of five third-party products for which Nektar has granted sublicenses to our PEG technology, Hoffmann-La Roche’s Pegasys (peginterferon alfa-2a), OSI’s Macugen (pegaptanib sodium injection), UCB’s CimziaTM (certolizumab pegol, CDP870), Affymax and Takeda Pharmaceutical’s Hematide and an undisclosed product of Pfizer’s. Pegasys is currently being marketed for the treatment of hepatitis C and Macugen is currently being marketed through a partnership between OSI and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. The BLA for Cimzia, a PEGylated anti-TNF-alpha antibody fragment for the treatment of rheumatoid arthritis and Crohn’s disease is under review in the U.S. with the FDA. Hematide, a synthetic peptide-based erythropoiesis-stimulating agent is in two Phase II clinical trials for the treatment of anemia associated with chronic kidney disease and in anemic cancer patients undergoing chemotherapy. We retain all rights to use or sub-license all of our PEG technology for our own proprietary products or those we may develop with co-commercialization partners.
     PACIRA AGREEMENT
          In December 2002, we entered into a strategic alliance with Pacira, under which we licensed the U.S. and Canadian rights to Pacira’s DepoCyt, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, we paid Pacira a license fee of $12.0 million. Pacira manufactures DepoCyt and we purchase product at a price equal to 35% of our net sales, which percentage can be reduced should a defined sales target be exceeded. We recorded the $12.0 million license fee as an intangible asset that is being amortized over a ten year period.

          This agreement also included a broad technology access agreement, under which the two companies may draw upon their combined drug delivery technology and expertise to jointly develop up to three products for future commercialization. These products will be based on Pacira’s proprietary platforms in the areas of oral, injectable and topical drug delivery, supported by technology to enhance drug solubility and our proprietary PEG modification technology, for which we received a $3.5 million technology access fee. Pacira will receive a $2.0 million milestone payment for each product based on its own proprietary technology that enters Phase II clinical development. Certain research and development costs related to the technology alliance will be shared equally, as will future revenues generated from the commercialization of any jointly-developed products.
          Under this agreement, we are required to maintain sales levels of DepoCyt equal to $5.0 million for each calendar year (Minimum Sales) through the remaining term of the agreement. Pacira is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25.0 million for four consecutive quarters. For the year ended December 31, 2007, net sales of DepoCyt were approximately $8.6 million. We are also responsible for a milestone payment of $5.0 million if the product receives approval for an indication for use in all neoplastic meningitis.
          Our license is for an initial term of ten years and is automatically renewable for successive two-year terms thereafter. Pacira will be entitled to terminate the agreement if we fail to satisfy our Minimum Sales.
     CEPHALON MANUFACTURING AGREEMENTS
          Cephalon owns the right to market Abelcet in any markets outside of the U.S., Canada and Japan. Our manufacturing agreements with Cephalon require that we supply Cephalon with Abelcet and MYOCET through November 22, 2011 and January 1, 2010.
PATENTS AND INTELLECTUAL PROPERTY RIGHTS
          Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. Our executive management team has been reinforcing our organizational commitment to intellectual property. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2009 through 2028. Under our license agreements, we have exclusively licensed patents related to our commercial and development products. Of the patents owned or exclusively licensed by us, 7 relate to PEG-INTRON, 17 relate to Abelcet, and 3 relate to DepoCyt. Our products, Oncaspar and Adagen, are not covered by any unexpired patents. We have exclusively licensed patents from NatImmune related to our rhMBL product candidate and from Santaris Pharma related to our HIF-1 alpha antagonist and our other LNA compounds in development. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

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
GOVERNMENT REGULATION
          The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the inspection, testing, manufacture, quality assurance, safety, effectiveness, labeling, packaging, storage, distribution, record-keeping, approval, and promotion of our products. All of our products will require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with post-approval requirements, could adversely affect the marketing and sale of products that we are developing and our ability to receive product or royalty revenues.

          The steps required before a new drug or biological product may be distributed commercially in the U.S. generally include:
•	conducting appropriate preclinical laboratory evaluations of the product’s chemistry, formulation and stability, and animal studies to assess the potential safety and efficacy of the product,

•	submitting the results of these evaluations and tests to the FDA, along with manufacturing information, analytical data and clinical investigational plan, in an IND,

•	obtaining IND approval from the FDA, which may require the resolution of any safety or regulatory concerns of the FDA,

•	obtaining approval of Institutional Review Boards or IRBs, prior to introducing the drug or biological product into humans in clinical studies and registering clinical trials in public databases such as clinicaltrials.gov,

•	conducting adequate and well-controlled human clinical trials that establish the safety and efficacy of the drug or safety, purity and potency of the biological product candidate for the intended use, in the following three typically sequential, stages:
Phase I. The product candidate is initially introduced into healthy human subjects or patients and tested for safety, increased dose tolerance, and possibly absorption, distribution, metabolism and excretion,
Phase II. The product candidate is studied in patients with the targeted condition to gain safety experience at the proposed dosing schedules, identify possible adverse effects and safety risks to determine the optimal dosage, and to obtain initial information on effectiveness of the product candidate,
Phase III. The product candidate is studied in an expanded patient population at multiple clinical study sites to determine primary efficacy and safety endpoints identified at the start of the study,
•	submitting the results of preliminary research, preclinical studies, and clinical studies as well as chemistry, manufacturing and control information on the drug or biological product to the FDA in a New Drug Application or NDA, for a drug product, or a BLA for a biological product, and

•	obtaining FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug or biological product.
          An NDA or BLA must contain, among other things, data derived from non-clinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. Biological or drug products may not be marketed in the U.S. until approval by the FDA of an NDA or BLA is received.
          The approval process can take a number of years and often requires substantial financial resources, including license application fees. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support.

The FDA also may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the agency has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA can impose substantial fines if these requirements are not carried out to the agency’s full satisfaction. Upon approval, a drug product or biological product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA, although information about off-label indications may be disseminated in narrowly defined situations.
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
          The Federal Food, Drug, and Cosmetic Act also mandates that drug products be manufactured consistent with cGMP. In complying with the FDA’s regulations on cGMP, manufacturers must continue to spend time, money and effort in production, record-keeping, quality control, quality assurance, and auditing to ensure that the marketed product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with cGMP. Failure to comply subjects the manufacturer to possible FDA action, such as:
•	untitled and warning letters,

•	suspension of manufacturing,

•	seizure of the product,

•	voluntary recall of a product,

•	injunctive actions,

•	civil or criminal penalties.
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
          We are also subject to federal and state laws regulating our relationships with physicians, hospitals, third party payors of health care, and other customers. The federal anti-kickback statute, for example, prohibits the willful and knowing payment of any amount to another party with the intent to induce the other party to make referrals for health care services or items payable under any federal health care program. The Federal False Claims Act prohibits facilitating the submission of false claims for payment to the federal government and has been used to enforce against off-label promotion. In recent years the federal government has substantially increased enforcement and scrutiny of pharmaceutical manufacturers with regard to the anti-kickback statute and other federal fraud and abuse rules. State laws also impose a growing compliance burden and enforcement risk in their requirements for licensing, compliance programs and reporting of physician-directed marketing activities.
          PEG-INTRON was approved in the European Union, the U.S., and Japan for the treatment of hepatitis C in May 2000, January 2001 and December 2004, respectively. Abelcet was approved in the U.S. in November 1995 and in Canada in September 1997. Oncaspar was approved for marketing in the U.S. in February 1994 in Germany in November 1994, and in Canada under a Clinical Trial Agreement in December 1997 for patients with acute lymphoblastic leukemia who are hypersensitive to native forms of L-asparaginase, and in Russia in April 1993 for therapeutic use in a broad range of cancers. Oncaspar was approved in the U.S. for first-line treatment for patients with ALL in July 2006. Adagen was approved by the FDA in March 1990. DepoCyt received full U.S. approval in April 2007. Except for these approvals, none of our commercial products have been approved for sale and use in humans in the U.S. or elsewhere.
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

          The triazoles, which include fluconazole (marketed generically and under the brand name Diflucan® by Pfizer), itraconazole (marketed under the brand name Sporanox® by Janssen Pharmaceuticals) and voriconazole (also marketed by Pfizer under the brand name Vfend®) have the least reported incidence of side effects as compared to other classes of antifungals. Triazoles are generally thought to be limited by a narrower spectrum of activity and have issues with drug-to-drug interactions and acquired resistance. The majority of triazole units sold in the U.S. are attributed to fluconazole. Fluconazole in particular is often used in “less compromised” patients as prophylaxis or first-line empirical therapy. Fluconazole patients are often switched to an amphotericin B product once a clinician is convinced that a patient has a fungal infection. Voriconazole is a second-generation triazole approved in May 2002 and is available in intravenous and oral formulations. Voriconazole carries a broader spectrum of activity than first generation triazoles; however, it carries with it a narrower spectrum of activity versus CAB and the lipid amphotericin B formulations, while also retaining the same potential for drug-to-drug interactions and acquired resistance as the first generation triazoles. Another triazole product, posiconazole, was approved by the FDA in September 2006 and is marketed under the brand name Noxafil® by Schering-Plough.
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
     Adagen
          Prior to the development of Adagen, the only treatment available to patients afflicted with adenosine deaminase or ADA-deficient SCID was a well-matched bone marrow transplant. Completing a successful transplant depends upon finding a matched donor, the probability of which is low. At present, researchers at various research centers worldwide have been treating ADA-deficient SCID patients with gene therapy, which if successfully developed, could compete against Adagen. The theory behind gene therapy is that cultured T-lymphocytes that are genetically engineered and injected back into the patient will express the adenosine deaminase enzyme permanently and at normal levels.
     Oncaspar
          Current standard treatment of patients with ALL includes administering L-asparaginase along with the drugs vincristine, prednisone and daunomycin. Studies have shown that long-term treatment with L-asparaginase increases the disease-free survival in high risk patients. Oncaspar, our PEG-modified L-asparaginase product, is used to treat patients with ALL. Currently, there is one unmodified form of L-asparaginase available in the U.S. and several available in Europe. We believe that Oncaspar has an advantage over the unmodified forms of L-asparaginase of increased half life resulting in fewer injections. OPi SA (France) announced in November 2006, that the FDA accepted an IND for its product Erwinase® (Erwinia chrysanthemi L-asparaginase for injection) as a substitute for Escherichia coli-derived L-asparaginase for the treatment of patients with ALL. Erwinia chrysanthemi-derived L-asparaginase is immunologically distinct from E. coli L-asparaginase, the active ingredient in Oncaspar. Erwinase® is approved in several countries outside the U.S. for treatment of ALL and some other hematologic malignancies.

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
     Royalties
     PEG-INTRON
          PEG-INTRON, marketed by Schering-Plough, competes directly with Hoffmann-La Roche’s Pegasys. Schering-Plough and Hoffmann-La Roche have been the major competitors in the global alfa interferon market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively. Due to the December 2004 launch of PEG-INTRON combination therapy in Japan, our PEG-INTRON royalties have increased over prior-year levels. In January 2007, Hoffmann-La Roche announced it received approval for its Pegasys combination therapy, Copegus (ribavirin) plus Pegasys (peginterferon alfa-2a (40KD)), by the Japanese regulatory agency. Currently in markets outside of Japan, the PEGylated interferon-based combination therapy is a highly competitive market. Further, Schering-Plough has reported that the overall hepatitis C market has been contracting. We cannot assure you that this market contraction and competitive conditions will not offset the near-term positive impact of PEG-INTRON sales in Japan, which could result in lower PEG-INTRON royalties to us. Additionally there is much research being conducted on various formulations of alpha interferon as well as many compounds being investigated for the treatment of hepatitis C. While much of this research is very early, it is possible that this research could lead to a competing product in the future.
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

     EMPLOYEES
          As of December 31, 2007, we employed 371 persons, including 41 persons with Ph.D. or M.D. degrees. At that date, 96 employees were engaged in research and development activities, 152 were engaged in manufacturing, 123 were engaged in sales, marketing and administration. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

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
     As of December 31, 2007, we had an accumulated deficit of $299.5 million. We expect to incur losses over the next several years, including for the year ending December 31, 2008, as we expect to make significant research and development expenditures.
     Our ability to achieve long-term profitability will depend primarily on:
•	the success of our research and development programs;

•	the continued sales of our marketed products and the products on which we receive royalties; and

•	our and our licensees’ ability to develop and obtain regulatory approvals for additional product candidates.
There is a high risk that our early-stage research and development might not generate successful product candidates. Failure to develop and commercialize our product candidates could materially harm our business.
     There is a high risk of failure for pharmaceutical product candidates. Most product candidates fail to reach the market. Our product candidates are subject to the risks inherent in the development of new pharmaceutical products, including, but not limited to, risks that the drug might prove ineffective or may cause harmful side-effects during preclinical testing or clinical trials, may fail to receive necessary regulatory approvals, cannot be manufactured on a commercial scale basis and therefore may not be economical to produce, may fail to achieve market acceptance or that we may be precluded from commercialization by proprietary rights of third parties.
     The risk of failure is increased for our product candidates that are based on new technologies or approaches to the development of therapeutics. For example, our LNA technology is a novel technology and there are currently no approved drugs, or even late-stage drug candidates employing this technology. Product candidates employing these technologies may not advance to pivotal stages of product development or demonstrate clinical safety or effectiveness. If our technologies fail to generate products, or if we do not succeed in the development of these product candidates, our business could be materially harmed.

     At the present time, the vast majority of our research and development operations are focused on the early stages of product research and development, and we are conducting or first commencing clinical trials on our product candidates. Success in preclinical testing and early clinical trials does not necessarily predict success in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials due to such factors as inconclusive results and adverse medical events, even after achieving positive results in earlier trials. If our product candidates fail in the clinical trial stage, it could materially harm our business prospects.
     From time to time, we may establish and announce certain development goals for our product candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing our preclinical programs into clinical testing or in obtaining regulatory approval, our business prospects may be harmed.
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
Our financial results are heavily dependent on the continued sales of our marketed products and the products on which we receive royalties; if revenues from these products fail to increase or materially decline, our results of operations, financial position and prospects could be materially harmed.
     Our results of operations are heavily dependent on the revenues we derive from the sale and marketing of our products Oncaspar, DepoCyt, Abelcet and Adagen as well as the royalty revenues we receive on the sale of PEG-INTRON, marketed by Schering-Plough. Starting in the fourth quarter of 2007, our PEG-INTRON-related revenues were and will be reduced by our sale to a third-party of a 25% interest in those royalties. As a consequence of the significance of these products to us, stagnation or decline in the sales of one or more of them could adversely affect our operating results, financial position and prospects.
     Sales of our products can be affected by, among other things, competition, patient demand and manufacturing issues. We cannot assure you that Schering-Plough will continue to be successful in marketing PEG-INTRON. The amount and timing of resources dedicated by Schering-Plough to the marketing of PEG-INTRON is not within our control. Our royalty revenues will be negatively affected if sales of PEG-INTRON are limited for any reason, including if Schering-Plough cannot market PEG-INTRON as a result of manufacturing, regulatory or other issues.
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
     Hoffmann-La Roche’s Pegasys, a competing PEGylated interferon-based combination therapy, has resulted in significant competitive pressure on PEG-INTRON sales in the U.S. and all international markets. Pegasys has taken market share away from PEG-INTRON and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PEG-INTRON in certain markets where it competes with Pegasys and the royalties we receive on those sales have declined. We cannot assure you that Pegasys will not continue to gain market share at the expense of PEG-INTRON which could result in lower PEG-INTRON sales and lower royalties to us. While we receive a royalty on sales of Pegasys under our Nektar agreement, it is a smaller royalty than that received on sales of PEG-INTRON.

     Similarly, the continued sale of newer products from Merck, Pfizer, Schering-Plough and Astellas Pharma in the antifungal market (where Abelcet competes) has negatively impacted Abelcet sales as clinicians utilize these other therapeutic agents. Pfizer and Schering-Plough have each recently obtained approval for an additional new product in the antifungal market that is expected to further increase competition. In addition, Astellas Pharma and Gilead Sciences, Inc. are currently marketing AmBisome, and Three Rivers Pharmaceuticals, Inc. is marketing Amphotec, each of which is a lipid-based version of amphotericin B, for the treatment of fungal infections. AmBisome and Amphotec each compete with Abelcet which has resulted in greater competitive pressure on Abelcet sales. During calendar year 2007, we continued to experience increasing pricing pressure with respect to Abelcet. In particular, Astellas Pharma and Gilead Sciences, Inc., have aggressively lowered the price of their product in certain regions and for certain customers in the U.S. This has resulted in the shrinkage or loss of certain of our customer accounts. While we are developing and implementing strategies to address the competitive threats facing Abelcet, we cannot assure you that we will be able to increase sales of Abelcet or prevent further decreases in Abelcet sales. If we are not successful in addressing the competitive threats, it could adversely affect our operating results, financial condition and prospects.
We will need to obtain additional financing to meet our future capital needs and our significant debt level may adversely affect our ability to do so. Failure to do so could materially and adversely affect our business, financial condition and operations.
     Our current development projects and marketing initiatives require substantial capital. We will continue to expend substantial resources for research and development, including costs associated with developing our product candidates and conducting clinical trials. We believe that our current cash and investments and our anticipated cash flow from operations will be adequate to satisfy our capital needs for the near future, but we will likely need to increase our cash flow from operations or obtain financing to meet our future capital needs, which we expect will be substantial. We will require substantial additional funds to conduct research activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of potential products. In addition, we may seek to acquire additional products, technologies and companies, which could require substantial capital. The competitive pressures impacting PEG-INTRON and Abelcet, and our sale of a 25% interest in the royalties we receive on sales of PEG-INTRON, will cause our cash flow from operations to decrease rather than increase in the future and we cannot be sure that additional funds from other sources will be available on commercially reasonable terms, if at all. If adequate funds are unavailable from operations or additional sources of financing, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or one or more of our potential acquisitions of technologies or companies, which could materially and adversely affect our business, financial condition and operations.
     We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources which may be dilutive to existing stockholders. We cannot assure you that we will be able to obtain additional funds on commercially reasonable terms, if at all.
     As of December 31, 2007, we had $347.4 million of outstanding indebtedness related to our outstanding 2013 convertible notes and 2008 convertible notes. Since that date, we have repurchased $59.9 million of the 2008 notes and have restricted cash and investments set aside to repurchase or repay the remaining $12.5 million of the 2008 notes. Our significant debt level could limit our ability to obtain additional financing and could have other important negative consequences, including:
•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

•	placing us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources; and

•	making it difficult or impossible for us to pay the principal amount of the 2013 notes at maturity, or the repurchase price of the 2013 notes upon a fundamental change, including accrued and unpaid interest.
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
     The amount and timing of resources dedicated by our collaborators to their collaborations with us are not within our control. If any collaborator breaches or terminates its agreements with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our product candidates could be slowed or blocked completely. We cannot assure you that our collaborative partners will not change their strategic focus or pursue alternative technologies or develop alternative products as a means for developing treatments for the diseases targeted by these collaborative programs. Our collaborators could develop competing products.
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
     Oncaspar. We have supply agreements with Ovation Pharmaceuticals, Inc. and Kyowa Hakko to produce the unmodified forms of L-asparaginase, the active ingredient used in the production of Oncaspar. Our agreement with Ovation Pharmaceuticals, Inc. provides for Ovation to supply L-asparaginase to us through 2009. We have committed to effectuate a technology transfer of the cell line and manufacturing of the L-asparaginase to our own supplier by December 31, 2009, and then supply L-asparaginase back to Ovation during the years 2010-2012. It is possible that we will not be able to successfully complete the technology transfer by the deadline or at all, due to technological, manufacturing, regulatory, clinical development or other issues. If we are unable to effectuate the technology transfer by the deadline, we may not be able to manufacture or sell Oncaspar, which would result in a substantial loss of revenues and damage to our business. Also, if we are unable to supply L-asparaginase back to Ovation during the years 2010-2012, we could be required to pay damages to Ovation in the amounts of $5.0 million in 2010, $10.0 million in 2011 and $15.0 million in 2012 in connection with a breach of our obligation to supply L-asparaginase to them.

     Adagen. We purchase the unmodified adenosine deaminase enzyme used in the manufacture of Adagen from Roche Diagnostics. Roche Diagnostics, which is based in Germany, is the only FDA-approved supplier of the adenosine deaminase enzyme, or ADA, used in Adagen. During 2002, we obtained FDA approval of the use of the ADA enzyme obtained from bovine intestines from cattle of New Zealand origin. New Zealand currently certifies that its cattle are bovine spongiform encephalopathy (BSE or mad cow disease) free. Beginning in September 2002, the U.S. Department of Agriculture (USDA) required all animal-sourced materials shipped to the U.S. from any European country to contain a veterinary certificate that the product is BSE free, regardless of the country of origin. Our ADA supply agreement with Roche Diagnostics terminated in 2004 although we are still receiving our supply of ADA from them. We are currently developing ADA using a recombinant source as an alternative to the naturally-derived bovine product. This is a difficult and expensive undertaking as to which success cannot be assured. Roche Diagnostics continues to supply us with our requirements of ADA and indicated when they terminated the supply agreement that they will continue to do so for a reasonable period of time as we work to develop another source of ADA. We may have little or no notice if Roche Diagnostics decides to stop supplying us with ADA. If we are unable to secure an alternative source of ADA before Roche Diagnostics discontinues supplying the material to us, may experience inventory shortages and potentially a period of product unavailability or a long-term inability to produce Adagen. If this occurs, it will have a measurable (and potentially material) negative impact on our business and results of operations and it could potentially result in significant reputational harm and regulatory difficulties.
     Abelcet. We have two suppliers that produce the amphotericin B used in the manufacture of Abelcet: Bristol-Myers Squibb (BMS) and Alpharma A.p.S. Our supply agreement with BMS terminated on March 1, 2006. However, we are currently still receiving supply of amphotericin B from BMS. Additionally, we are seeking to qualify at least one additional source of supply. The termination of our supply agreement by BMS may give rise to future increased costs for the acquisition of amphotericin B, and obtaining production and regulatory approval of Abelcet incorporating the alternative amphotericin B.
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
     Before we can obtain regulatory approval for a product candidate, we must undertake extensive clinical testing in humans to demonstrate safety and efficacy to the satisfaction of the FDA and similar foreign regulatory authorities for each indication before they can be approved for commercialization. The preclinical testing and clinical trials of any product candidates that we develop must comply with the regulations of numerous federal, state and local government authorities in the U.S., principally the FDA, and by similar agencies in other countries. Clinical trials of new product candidates sufficient to obtain regulatory marketing approval are expensive and take years to complete, and the outcome of these trials is uncertain. Clinical development of any product candidate that we determine to take into clinical trials may be delayed or prevented at any time for some or all of the following reasons:
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
     If our clinical trials are not successful, if we experience significant delays in these trails, or if we do not complete our clinical trials, we may not be able to commercialize our product candidates, which could materially harm our business.
We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development by our competitors of competitive products. The U.S. and foreign patents upon which our original PEG technology was based have expired.
     The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our products and technologies both in the U.S. and in other countries. If we are unable to obtain and enforce patent protection for our products and product candidates, our business could be materially harmed. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2009 through 2028. Under our license agreements, we have exclusively licensed patents related to our commercial and development products. Of the patents owned or exclusively licensed by us, 7 relate to PEG-INTRON, 17 relate to Abelcet and 3 relate to DepoCyt. Our products, Oncaspar and Adagen, are not covered by any unexpired patents. We have exclusively licensed patents from NatImmune related to our rhMBL product candidate and from Santaris related to our HIF-1 alpha antagonist and our other LNA compounds in development. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

     Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty in the enforceability or scope of patents owned by biotechnology and pharmaceutical companies. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Therefore, enforceability or scope of our patents in the U.S. or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection for our pending patent applications, those we may file in the future, or those we may license from third parties.
     While we believe that our patent rights are enforceable, we cannot assure you that any patents that we have issued, that we may issue or that may be licensed to us will be enforceable or valid or will not expire prior to the commercialization of our product candidates, thus allowing others to more effectively compete with us. Therefore, any patents that we own or license may not adequately protect our product candidates or our future products. If we are not able to protect our patent positions, our business could be materially harmed.
     Other entities may have or obtain patents or proprietary rights that could limit our ability to manufacture, use, sell, offer for sale or import products or impair our competitive position. To the extent that a third party obtains patents or proprietary rights that cover our products, we may be required to obtain licenses to those patents or proprietary rights, which licenses may not be available or may not be available on commercially reasonable terms, if at all.
     We may become aware that certain organizations are engaging in activities that infringe certain of our patents, including our PEG and single-chain antibody, or SCA, technology patents. We cannot assure you that we will be able to enforce our patents and other rights against such organizations.
     Legal or administrative proceedings may be necessary to defend against claims of infringement or to enforce our intellectual property rights. We have in the past been involved in patent litigation and other proceedings and we may likely become involved in additional patent litigation or proceedings in the future. If we become involved in any such litigation or proceeding, irrespective of the outcome, we may incur substantial costs, the efforts of our technical and management personnel may be diverted, and such disputes could substantially delay or prevent our product development or commercialization activities, which could materially harm our business, financial condition and results of operations.
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
     We continue to face manufacturing and stability issues with Oncaspar. To date, we have been unable to identify the cause of these issues. If we continue to have these issues with Oncaspar, we may have a disruption in our ability to manufacture Oncaspar. Manufacturing and stability problems have required us to implement voluntary recalls or market withdrawals for certain batches of Oncaspar periodically since 2002 and as recently as the fourth quarter of 2006. Mandatory recalls can also take place if regulators or courts require them, even if we believe our products are safe and effective. Recalls result in lost sales of the recalled products themselves and can result in further lost sales while replacement products are manufactured or due to customer dissatisfaction. We cannot assure you that future product recalls or market withdrawals will not materially adversely affect our business, our financial condition, results of operations or our reputation and relationships with our customers. Disruption in supply or manufacturing difficulties relating to Oncaspar could cause a disruption in our ability to market and sell Oncaspar and result in a substantial loss of revenues.
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
Our arrangements with third-party manufacturers involve significant financial commitments and costs that may be incurred if we terminate or delay manufacturing.
     We depend on the manufacturing capabilities of third parties to manufacture drug substances used in certain of our products. Our contractual arrangements with these manufacturers require us to commit to planned manufacturing activities. If we were to terminate or delay these activities, we may be required to pay termination fees or other delay-related charges and these amounts may be significant. The need to terminate or delay planned manufacturing activities could arise from a delay in a clinical trial or regulatory approval, an inability to transfer our technology and complex processes to the third-party manufacturers or other reasons that may be beyond our control.
We may be subject to a variety of types of product liability or other claims based on allegations that the use of our products has resulted in adverse effects, whether by participants in our clinical trials or by patients using our products, and our insurance may not cover all product liability or other claims.
     We may face liability claims related to the use or misuse of our products and product candidates in clinical trials or in commercial use. Liability claims may be expensive to defend and may result in large judgments against us.
     Although we maintain product liability insurance for claims arising from the use of our products in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval at levels that we believe are appropriate, we cannot assure you that we will be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for the use of our other products in the future. Also, our insurance coverage and our resources may not be sufficient to satisfy any liability resulting from product liability claims, and a product liability claim could materially harm our business, financial condition or results of operations.
     Generally, our clinical trials are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful, and, during the course of treatment, these patients could suffer adverse medical effects or die for reasons that may or may not be related to our products. Any of these events could result in a claim of liability. Any such claims against us, regardless of their merit, could result in significant costs to defend or awards against us that could materially harm our business, financial condition or results of operations.
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
     We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. For example, PEG-INTRON faces increased competition from Hoffmann-La Roche’s Pegasys, Abelcet faces increased competition from Astellas Pharma and Gilead Pharmaceuticals’ AmBisome and Three Rivers Pharmaceuticals’ Amphotec. DepoCyt competes with the generic drugs, cytarabine and methotrexate, and Oncaspar competes with ELSPAR® (asparaginase). In November 2006, the FDA accepted an IND for OPi SA (France) for its product, Erwinase (Erwinia chryanthemi L-asparaginase). Erwinase is approved in several countries outside the U.S. for treatment of ALL. Other existing and future products, therapies and technological approaches will compete directly with our products. Current and prospective competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost. In addition, any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share.
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
The regulatory approval process is highly uncertain and we may not successfully secure approval for new products. Failure to obtain, or delays in obtaining, regulatory approvals could materially harm our business.
     The marketing of pharmaceutical products in the U. S. and abroad is subject to stringent governmental regulation. The sale of any new products for use in humans in the U. S. requires the prior approval of the FDA. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not we have obtained FDA approval for a given product and its uses. The FDA has established mandatory procedures and safety standards that apply to the clinical testing and marketing of pharmaceutical products. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical and biological products. Obtaining FDA approval for a new therapeutic product may take several years and involve substantial expenditures. Compliance with these regulations can be costly, time consuming and subject us to unanticipated delays in developing our products. We cannot assure you that we or our licensees will be able to obtain or maintain FDA or other relevant marketing approval for any of our products.
     Government regulation substantially increases the cost of researching, developing, manufacturing and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety, efficacy, potency and purity for each intended use. The development and approval process takes many years, requires substantial resources and may never lead to the approval of a product.
     Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated uses for the product, may otherwise limit our ability to promote, sell and distribute the product, may require that we conduct costly post-marketing surveillance and may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product, such as a safety issue. If we or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in:
•	refusals or delays in the approval of applications or supplements to approved applications;

•	refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications;

•	warning letters;

•	fines;

•	import or export restrictions;

•	product recalls or seizures;

•	injunctions;

•	total or partial suspension of production;

•	fines, civil penalties or criminal prosecutions; or

•	withdrawals of previously approved marketing applications or licenses.
     In addition, any approved products are subject to continuing regulation. Among other things, the holder of an approved biologic license application or new drug application is subject to periodic and other FDA monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the biologic license application or new drug application. Application holders must also submit advertising and other promotional material to the FDA and report on ongoing clinical trials. Failure to meet these post-approval requirements can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, or denial or withdrawal of pre-marketing product approvals.
     Failure to obtain regulatory approval in foreign jurisdictions would prevent us from marketing our products abroad. In order to market our products in the European Union and many other jurisdictions outside the U.S., we must obtain separate regulatory approvals and comply with numerous foreign regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. The failure to obtain these approvals could materially harm our business, financial condition and results of operations.
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
     Even if clinical trials demonstrate the safety and efficacy of our product candidates and all regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, third-party payors or the medical community. The degree of market acceptance will depend on many factors, including:
•	the scope of regulatory approvals,

•	establishment and demonstration of clinical efficacy and safety;

•	cost-effectiveness of our products;

•	alternative treatment methods and potentially competitive products;

•	the availability of third-party reimbursement
     If our products do not achieve significant market acceptance, our business, financial condition and results of operations may be materially harmed.
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
     Our ability to commercialize our products will depend, in part, on the extent to which reimbursement for the cost of the products and related treatments will be available from third-party payors such as government health care programs and private health insurers. These third-party payors control health care costs by limiting both coverage and the level of reimbursement for new health care products. Third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. If we or any of our collaborators succeed in bringing one or more products to market, we cannot assure you that third-party payors will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. In addition, lifetime limits on benefits included in most private health plans may force patients to self-pay for treatment. For example, patients who receive Adagen are expected to require injections for their entire lives. The cost of this treatment may exceed certain plan limits and cause patients to self-fund further treatment. Without reimbursement or with inadequate third-party coverage, the market for our products may be limited, which could materially harm our business.
     Significant changes in the healthcare system in the U.S. or elsewhere could have a material adverse effect on our business and financial performance. In the future, the U.S. government may institute price controls and further limits on Medicare and Medicaid spending. Moreover, medical reimbursement systems vary internationally, with differing degrees of regulation. Pricing controls and reimbursement limitations could affect the payments we receive from sales of our products. These variations could harm our ability to sell our products in commercially acceptable quantities at profitable prices.
The law or FDA policy could change and expose us to competition from “generic” or “follow-on” versions of our products, which could adversely impact our business.
     Under current U.S. law and FDA policy, generic versions of conventional chemical drug compounds, sometimes referred to as small molecule compounds, may be approved through an abbreviated approval process. There is no abbreviated approval process under current law for biological products approved under the Public Health Service Act through a Biologic License Application, such as monoclonal antibodies, cytokines, growth factors, enzymes, interferons and certain other proteins. However, various proposals have been made to establish an abbreviated approval process to permit approval of generic or follow-on versions of these types of biological products under U.S. law, and the FDA’s counterpart in the European Union has recently approved a number of follow-on biologicals. It is not clear whether any proposed legislation on generic or follow-on biologics will become law, or what form that law might take. However, if the law is changed or if the FDA somehow extends its existing authority in new ways, and third parties are permitted to obtain approvals of versions of our biological products through an abbreviated approval mechanism, and without conducting full clinical studies of their own, it could adversely affect our business.

Risks Related to Our Common Stock and our Convertible Notes
The price of our common stock has been, and may continue to be, volatile, which also may significantly affect the trading price of our convertible notes.
     Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:
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
     Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had approximately 44.2 million shares of common stock outstanding as of December 31, 2007. As of that date, the following securities that may be exercised for, or are convertible into, shares of our common stock were outstanding:
•	Options. Stock options to purchase 8.4 million shares of our common stock at a weighted average exercise price of approximately $11.36 per share;

•	4% convertible senior notes due 2013 (the “2013 convertible notes”). Our 2013 convertible notes may be converted into 28.8 million shares of our common stock at a conversion price of $9.55 per share.

•	Restricted stock units. 1.8 million shares of our common stock issuable in respect of outstanding restricted stock units held by officers, employees and directors.
     The shares of our common stock that may be issued under the options, restricted stock units, and the 2013 convertible notes are currently registered with the Securities and Exchange Commission, and, therefore, those shares of common stock that may be issued will be eligible for public resale.
     The conversion of some or all of the convertible notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

     As of December 31, 2007, we also had outstanding our 4.5% convertible subordinated notes due 2008 that may be converted into 1.0 million shares of our common stock. However, the conversion price for these notes is $70.98 per share, which makes their conversion highly unlikely.
Anti-takeover provisions in our charter documents and under Delaware law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.
     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even though such acquisitions may be beneficial to our stockholders. These anti-takeover provisions include:
•	a classified board of directors whereby not all members of the board may be elected at one time;

•	lack of a provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the ability of our board to authorize the issuance of “blank check” preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	limitations on who may call a special meeting of stockholders.
     Further, we have in place a stockholder rights plan, commonly known as a “poison pill.” The provisions described above, our stockholder rights plan and provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price. We also have agreements with our executive officers that provide for change of control severance benefits which provides for cash severance, restricted stock and option award vesting acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition. These agreements could discourage a third party from acquiring us.
The issuance of preferred stock may adversely affect rights of common stockholders.
     Under our certificate of incorporation, our board of directors has the authority to issue up to three million shares of “blank check” preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to the rights of the holders of any shares of preferred stock that may be issued in the future. In addition to discouraging a takeover, as discussed above, this “blank check” preferred stock may have rights, including economic rights senior to the common stock, and, as a result, the issuance of such preferred stock could have a material adverse effect on the market value of our common stock.
We may be unable to redeem our 2013 convertible notes upon a fundamental change.
     We may be unable to redeem the 2013 convertible notes in the event of a fundamental change, as defined in the related indenture. Upon a fundamental change, holders of the 2013 convertible notes may require us to redeem all or a portion of the 2013 convertible notes. If a fundamental change were to occur, we may not have enough funds to pay the redemption price for all tendered 2013 convertible notes. Any future credit agreements or other agreements relating to our indebtedness may contain similar provisions, or expressly prohibit the repurchase of the 2013 convertible notes upon a fundamental change or may provide that a fundamental change constitutes an event of default under that agreement. If a fundamental change occurs at a time when we are prohibited from purchasing or redeeming 2013 convertible notes, we could seek the consent of our lenders to redeem the 2013 convertible notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase or redeem the 2013 convertible notes. Our failure to redeem tendered 2013 convertible notes would constitute an event of default under the indenture governing the 2013 convertible notes.
     The term fundamental change is limited to certain specified transactions as defined in the indenture governing the 2013 convertible notes and may not include other events that might adversely affect our financial condition or the market value of the 2013 convertible notes or our common stock. Our obligation to offer to redeem the 2013 convertible notes upon a fundamental change would not necessarily afford holders of the 2013 convertible notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.
The market for unrated debt is subject to disruptions that could have an adverse effect on the market price of the 2013 convertible notes, or a market for our notes may fail to develop or be sustained.
     The 2013 convertible notes are not rated. As a result, holders of the notes have the risks associated with an investment in unrated debt. Historically, the market for unrated debt has been subject to disruptions that have caused substantial volatility in the prices of such securities and greatly reduced liquidity for the holders of such securities. If the notes are traded, they may trade at a discount from their initial offering price, depending on, among other things, prevailing interest rates, the markets for similar securities, general economic conditions and our financial condition, results of operations and prospects. The liquidity of, and trading markets for, the notes also may be adversely affected by general declines in the market for unrated debt. Such declines may adversely affect the liquidity of, and trading markets for, the notes, independent of our financial performance or prospects. In addition, certain regulatory restrictions prohibit certain types of financial institutions from investing in unrated debt, which may further suppress demand for such securities. We cannot assure you that the market for the notes will not be subject to similar disruptions or that any market for our notes will develop or be sustained. Any such disruptions may have an adverse effect on the holders of the notes.
We may not have sufficient funds available to pay amounts due under our 2013 convertible notes.
     We may not have sufficient funds available or may be unable to arrange for additional financing to satisfy our obligations under our 2013 notes. Our ability to pay cash to holders of the notes or meet our payment and other debt obligations depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Also, the indenture governing our 2013 convertible notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under the notes and our other obligations and to fund other liquidity needs.

Item 1B. Unresolved Staff Comments.
          None.
Item 2. Properties
          We own a 56,000 square foot manufacturing facility in Indianapolis, Indiana, at which we produce Abelcet, Oncaspar and Adagen for the Products segment and products we manufacture for others on a contract basis (Contract Manufacturing segment). Our Indianapolis facility is not subject to any mortgage.
          The following are all of the facilities that we currently lease:

		Approx.
		Square	Approx.
Location	Principal Operations	Footage	Annual Rent		Lease Expiration
20 Kingsbridge Road Piscataway, NJ	Research & Development	56,000	$640,000	(1)	July 31, 2021
300 Corporate Ct. S. Plainfield, NJ	Manufacturing	24,000	$228,000		October 31, 2012
685 Route 202/206 Bridgewater, NJ	Administrative	51,000	$1.4 million	(2)	January 31, 2018

(1)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $640,000 to $773,000.

(2)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $1.4 million to $1.5 million.
          We believe that our facilities are well maintained and generally adequate for our present and future anticipated needs.
          The research and development activities at the Piscataway facility and the manufacturing facility in South Plainfield support the Products segment. The administrative functions in Bridgewater support all segments.
          In February 2007, our board of directors approved a plan to consolidate our manufacturing operations in Indianapolis, Indiana from our South Plainfield, New Jersey facility. We expect this consolidation to be completed during 2008 and that this change will help streamline operations and eliminate certain redundancies. If we are unsuccessful in subletting the South Plainfield facility, we will be obligated to pay the annual rent through lease expiration of October 31, 2012. See Note 10 — Restructuring — to the accompanying consolidated financial statements.
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
          The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2007 and December 31, 2006 as reported by the NASDAQ Global Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2007
First Quarter	$9.16	$7.96
Second Quarter	8.81	7.85
Third Quarter	8.85	6.44
Fourth Quarter	10.24	8.97

Year Ended December 31, 2006
First Quarter	$8.35	$6.50
Second Quarter	9.28	7.06
Third Quarter	8.49	7.12
Fourth Quarter	8.73	7.84

Total Return To Shareholders
(Includes reinvestment of dividends)

	RETURN PERCENTAGE
	Periods Ending
Company / Index	6/04	6/05	12/05*	12/06	12/07

Enzon Pharmaceuticals, Inc.	1.67	-49.22	14.20	15.00	11.99
Nasdaq U.S. Index	27.18	-0.11	7.42	10.27	9.93
Nasdaq Pharmaceutical Index	9.20	-3.95	20.09	0.29	-2.37

	Base	INDEXED RETURNS
	Period	Periods Ending
Company / Index	6/03	6/04	6/05	12/05*	12/06	12/07

Enzon Pharmaceuticals, Inc.	100	101.67	51.63	58.96	67.81	75.94
Nasdaq U.S. Index	100	127.18	127.04	136.47	150.48	165.42
Nasdaq Pharmaceutical Index	100	109.20	104.89	125.96	126.32	123.32
* Six-month data.

Holders
          As of February 27, 2008, there were 1,359 holders of record of our common stock.
Dividends
          We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

Item 6. Selected Financial Data
          Set forth below is our selected financial data for the years ended December 31, 2007 and 2006, the six-month period ended December 31, 2005 and the three fiscal years ended June 30, 2005 (in thousands, except per-share data):

				Six Months
	Year Ended			Ended
	December 31,			December 31,	Year Ended June 30,
	2007		2006	2005 (1)	2005	2004	2003
Consolidated Statement of Operations Data:
Total revenues(2)	$185,601		$185,653	$73,699	$166,250	$169,571	$146,406
Cost of product sales and contract manufacturing	54,978		50,121	23,216	46,023	46,986	28,521
Research and development	56,507		43,521	13,985	36,957	34,769	20,969
Write-down of carrying value of investment	—		—	—	—	8,341	27,237
Acquired in-process research and development	—		11,000	10,000	—	12,000	—
Restructuring charge	7,741	(3)	—	—	2,053	—	—
Write-down of goodwill and intangibles (4)	—		—	284,101	—	—	—
Gain on sale of royalty interest	(88,666	)(5)	—	—	—	—	—
Other operating expenses	64,547		70,511	35,312	70,642	60,433	39,782

Operating income (loss)	90,494		10,500	(292,915)	10,575	7,042	29,897
Investment income, net	10,918		24,670	3,248	4,360	13,396	8,942
Interest expense	(17,380)		(22,055)	(9,841)	(19,829)	(19,829)	(19,828)
Other, net	954		8,952	(2,776)	(6,768)	6,776	26,938
Income tax (provision) benefit	(1,933)		(758)	10,947	(77,944)	(3,177)	(223)

Net income (loss)	$83,053		$21,309	$(291,337)	$(89,606)	$4,208	$45,726

Net income (loss) per common share:
Basic	$1.89		$0.49	$(6.69)	$(2.06)	$0.10	$1.06
Diluted	$1.29		$0.46	$(6.69)	$(2.06)	$0.10	$1.05
No dividends have been declared.

	December 31,			June 30,
	2007	2006	2005	2005	2004	2003
Consolidated Balance Sheet Data:
Current assets	$281,177	$212,311	$207,215	$213,882	$179,291	$154,676
Current liabilities(6)	105,482	59,885	31,146	37,854	31,664	34,345
Total assets(4)	420,357	403,830	341,345	650,861	722,410	728,566
Long-term debt(6)	275,000	397,642	394,000	399,000	400,000	400,000
Total stockholders’ equity (deficit)(4)	36,573	(56,441)	(83,970)	203,502	289,091	291,584

(1)	The Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, effective July 1, 2005.

(2)	The Company modified its royalty revenue estimation process in December 2005. As a result, there was a one-time one-quarter delay in recognition of certain significant royalty revenues from the six months ended December 31, 2005 into the year ended December 31, 2006.

(3)	During 2007, the Company initiated a program to consolidate manufacturing operations at its Indianapolis, Indiana facility. Refer to Note 10 of the accompanying consolidated financial statements.

(4)	The Company recognized an impairment of goodwill and intangibles in the six months ended December 31, 2005. Refer to Note 7 of the accompanying consolidated financial statements.

(5)	The Company sold a 25% interest in its PEG-INTRON royalty. Refer to Note 11 of the accompanying consolidated financial statements.

(6)	As of December 31, 2007, $72,391 outstanding principal amount of 4.5% notes payable is due July 1, 2008 and is classified as a current liability.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included in Item 8 of Part II of this Form 10-K.
Overview
          We are a biopharmaceutical company dedicated to the development, manufacturing and commercialization of important medicines for patients with cancer and other life-threatening conditions. We operate in three business segments: Products, Royalties and Contract Manufacturing. We have a portfolio of four marketed products, Oncaspar, DepoCyt, Abelcet and Adagen. Our drug development programs utilize several cutting-edge approaches, including our industry-leading PEGylation technology platform used to create product candidates with benefits such as reduced dosing frequency and less toxicity. Our PEGylation technology was used to develop two of our products, Oncaspar and Adagen, and has created a royalty revenue stream from licensing partnerships for other products developed using the technology. Enzon also engages in contract manufacturing for several pharmaceutical companies to broaden the Company’s revenue base.
Results of Operations
          Effective December 31, 2005, we changed our fiscal year-end from June 30 to December 31. The discussion and analysis that follows covers our results of operations and cash flows for the three years ended December 2007, 2006 and 2005. Because of the change in fiscal year, the full-year 2005 information was compiled from our Transition Report on Form 10-K for the six months ended December 31, 2005, our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and our Quarterly Report on Form 10-Q for quarter ended March 31, 2005. Quarterly data were not audited.
Summary-level overview year ended December 31, 2007 compared to 2006
          Total revenues of $185.6 million were unchanged in 2007 compared to 2006. Products segment revenues remained constant as a group. A reduction in 2007 fourth-quarter royalty revenues from PEG-INTRON due to the sale of a 25% interest therein was offset by a rise in contract manufacturing revenues for the year. Income before tax for the year ended December 31, 2007 was $85.0 million compared to $22.1 million in 2006. Major operating factors contributing to the rise were the gain on the sale of the royalty interest of $88.7 million partially offset by $7.7 million of restructuring costs. Company-wide spending on research and development rose approximately $13.0 million in 2007 compared to 2006, but acquired in-process research and development expenditures of $11.0 million experienced in 2006 were not repeated in 2007. Other major effects include: $7.0 million of legal costs related to securing the supply of Oncaspar raw material in 2006, not incurred in 2007; a $13.8 million gain on sale of equity securities in 2006 not recurring in 2007 and lower interest expense in 2007 of $4.7 million compared to 2006, due to the refinancing and repurchases of our debt.
Summary-level overview year ended December 31, 2006 compared to 2005
          Total revenues rose $29.1 million for the year ended December 31, 2006 to $185.7 million from $156.6 million in full year 2005. The largest component of total revenues is product sales which grew by 7% in the year ended December 31, 2006 to $101.0 million. Total revenues reflect four full quarters of royalties in 2006 versus approximately three quarters in 2005 contributing to a higher increase than actual growth in royalty activity. There was a one-quarter deferral of royalty revenue in 2005 to improve the recognition process. Income before tax for the year ended December 31, 2006 was $22.1 million as compared to a loss before income tax of $312.5 million for the twelve months ended December 31, 2005. Our financial results in 2005 were significantly impacted by the write-down of intangible assets and goodwill totaling $284.1 million. The one-quarter deferral in royalty revenue recognition in 2005 also affected comparisons of operating results.
          Further discussion of these and other revenue and profitability fluctuations is contained in the segment analyses that follow.
          The percentage changes throughout this Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section. Following is a reconciliation of segment profitability to consolidated income (loss) before income tax (millions of dollars):
Overview

	Year Ended
	December		December	December
	2007		2006	2005
Products segment profit (loss)	$7.6		$20.5	$(267.6	)(2)
Royalties segment profit	156.0	(1)	70.6	48.3
Contract Manufacturing segment profit (loss)	4.4		2.3	(3.3	)(2)
Corporate and other expenses	(83.0)		(71.3)	(89.9)

Income (loss) before income tax	$85.0		$22.1	$(312.5)

(1)	Includes $88.7 million gain on sale of 25% interest in PEG-INTRON royalties.

(2)	Impairment losses of $277.1 million in the Products segment related to goodwill and Abelcet intangible assets and $7.0 million in the Contract Manufacturing segment related to goodwill were recognized in December 2005.
          We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including exploratory and preclinical research and development expenses, general and administrative expenses, depreciation, investment income, interest income, interest expense or income taxes. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.
Products Segment
          Products segment profitability (millions of dollars)

	Year Ended
	December	%	December	%	December
	2007	Change	2006	Change	2005
Revenues	$100.7	—	$101.0	7	$94.2
Cost of sales	41.8	9	38.3	8	35.6
Research and development	11.0	50	7.3	304	1.8
Selling and marketing	31.9	(6)	34.1	1	33.9
Amortization	0.7	(5)	0.8	n.m.	13.4
Write-down of goodwill and intangibles	—	—	—	n.m.	277.1
Restructuring charge	7.7	n.m.	—	—	—

Segment profit (loss)	$7.6	(63)	$20.5	n.m.	$(267.6)

n.m. — not meaningful

          Revenues
          Sales performance of individual products is provided below (millions of dollars):

	Year Ended
	December	%	December	%	December
Product	2007	Change	2006	Change	2005
Oncaspar	$38.7	25	$30.9	27	$24.4
DepoCyt	8.6	4	8.3	4	7.9
Abelcet	28.9	(21)	36.5	(12)	41.5
Adagen	24.5	(3)	25.3	25	20.4

Totals	$100.7	—	$101.0	7	$94.2

          Year ended December 31, 2007 compared to 2006
          Net product sales of $100.7 million for 2007 are largely unchanged on an aggregate basis from the total reached in 2006, however, the composition of sales by product reflects some significant shifts. Sales of our lead oncology agent, Oncaspar, grew $7.8 million or 25% for the year ended December 31, 2007 to $38.7 million compared to 2006. The growth in volume of Oncaspar during 2007 was approximately 12%. The U.S. Food and Drug Administration (FDA) approved Oncaspar for the first-line treatment of patients with acute lymphoblastic leukemia (ALL) in July 2006. The increase in Oncaspar sales is attributable to the continued transition to its first-line use and the adoption of protocols in pediatric and adult patients some of which call for dosage regimens that will include a greater number of weeks of Oncaspar therapy. There was also an April 1, 2007 price increase. Sales of DepoCyt, for treatment of lymphomatous meningitis, and Adagen, for the treatment of severe combined immuno-deficiency disease, tend to fluctuate from period to period due to their small patient bases. Sales of DepoCyt increased to $8.6 million or 4% in 2007 from $8.3 million last year whereas sales of Adagen decreased 3% in 2007 to $24.5 million from $25.3 million in 2006. As noted last year, Adagen sales in 2006 were somewhat elevated due to a newly negotiated distributor contract and that distributor adjusting inventory levels in line with industry norms. Both DepoCyt and Adagen were impacted by an April 1, 2007 price increase. In April 2007, the FDA granted full approval of DepoCyt. Originally, DepoCyt was conditionally approved under the FDA’s Sub Part H regulation. Abelcet, our intravenous antifungal product, experienced sales in the U.S. and Canada that were 21% lower for the year ended December 31, 2007 at $28.9 million than the $36.5 million recorded for the year ended December 31, 2006 due to continued competition from the numerous therapeutics in the anti-fungal market.
          Year ended December 31, 2006 compared to 2005
          Net product sales of $101.0 million in the year ended December 31, 2006 represented 7% growth over net product sales of $94.2 million in the year ended December 31, 2005. The growth was primarily attributable to volume increases of approximately 20% each for Oncaspar and Adagen. The continued decline in sales of Abelcet was more than offset by growth in our other products. Sales of Oncaspar grew to $30.9 million or 27% for the year 2006 compared to $24.4 million in 2005. The growth of Oncaspar was mainly attributable to its continued adoption in certain protocols by hospitals and cooperative groups. On July 25, 2006, we announced the approval of Oncaspar for the first line treatment of patients with ALL. Sales of DepoCyt increased to $8.3 million in 2006 from $7.9 million in 2005 due to pricing. Abelcet sales in the U.S. and Canada declined 12% in 2006 compared to 2005 in the face of continued competition from current and new therapeutics in the anti-fungal market. Adagen experienced growth in sales of 25% from $20.4 million in 2005 to $25.3 million in 2006. The increase was primarily the result of a newly negotiated contract with our distributor and the distributor’s establishment during the fourth quarter of 2006 of inventory levels in line with industry norms.

          Cost of product sales
          In 2007, cost of products sold rose as a percentage of net sales to approximately 41% from 38% in 2006.
          In December 2006, we entered into supply and license agreements with Ovation for the active ingredient used in the product of Oncaspar. A resulting license fee of $17.5 million caused a $2.3 million increase in 2007 amortization expense charged to Oncaspar cost of products sold. In 2008, the raw material component of the Oncaspar cost of goods will increase, as we start to sell product that has been manufactured using the active ingredient purchased through the new supply agreement with Ovation. Higher supplier costs of materials and negative production variances contributed to lower Adagen and Abelcet margins, respectively, in 2007. Also, the ongoing transfer of production of Oncaspar and Adagen from our South Plainfield, New Jersey facility to our Indianapolis, Indiana facility, discussed under restructuring below, resulted in $1.9 million of cost related to required production test batches to validate the new production processes and assure continued product quality and stability.
          In the year ended December 31, 2006, cost of products sold as a percentage of net sales remained relatively stable overall at 38% when compared to the year ended December 31, 2005. Oncaspar royalty costs were significantly reduced in 2006 by $5.3 million due to the January 1, 2006 negotiated lowering of royalties with Sanofi-Aventis. Offsetting this, in part, was a $4.1 million increase in amortization resulting from the intangible that arose from the $35.0 million payment made to Sanofi-Aventis in connection with the royalty reduction. Some inventory write-offs were also experienced in relation to Oncaspar, but other production costs were lower as a percent of sales resulting in a net improvement in margins for the product. Abelcet costs were favorably affected by the December 2005 write-down of related intangibles and the consequent lowering of amortization expense in 2006 as compared to 2005. Also, Abelcet inventory write-off losses experienced in 2005 were not repeated in 2006. These improvements in Abelcet cost of sales were largely offset by lower margins in Adagen due to the write-off of certain batch failures. DepoCyt margins remained relatively unchanged.
          Research and development expenses
          Products segment research and development spending increased by 50% in 2007 to $11.0 million from $7.3 million in 2006. Our existing marketed products are in the later stages of their respective life cycles. For this reason, research and development spending related to marketed products has been directed largely towards securing and maintaining a reliable supply of the ingredients used in their production — primarily in the production of Oncaspar and Adagen. In August 2006, we initiated a phase I clinical trial of Oncaspar to assure its safety and potential utility in the treatment of advanced solid tumors and lymphomas in combination therapy. As announced in February 2008, the Oncaspar solid tumor trial in combination therapy reached dose-limiting toxicities. The data are currently being analyzed to better understand whether the combination of Oncaspar and Gemzar warrants further development in solid tumors and lymphoma. Research and development spending on marketed products is expected to continue.
          Selling and marketing expenses
          Selling and marketing expenses consist primarily of salaries and benefits for our sales and marketing personnel, as well as other commercial expenses and marketing programs to support our sales force. Also included in selling and marketing expenses are the costs associated with our medical affairs function, including a medical science liaison group.
          Selling and marketing expenses declined 6% to $31.9 million in 2007 when compared to $34.1 million in 2006, due primarily to lower promotional costs this year. In late 2007, we realigned our sales territories to improve the efficiency of our sales force. We continue to make selective investments in selling, marketing and medical affairs.

          The aggregate spending on selling and marketing expense of $34.1 million during the year ended December 31, 2006 remained relatively constant compared to $33.9 million in the same period of 2005. Oncaspar expansion due to the first line approval for ALL announced in July 2006 was a key focus. We also supported a repositioning of Abelcet during 2006.
          Amortization of acquired intangibles
          Amortization expense of approximately $0.7 million in 2007 and $0.8 million in 2006 was principally related to Abelcet intangible assets. During the quarter ended December 31, 2005, we recognized an impairment write-down of nearly all Abelcet-related assets amounting to $133.1 million (see write-down of goodwill and intangibles below). This write-down significantly reduced periodic amortization expense in the year ended December 31, 2006 from $13.4 million in the twelve months ended December 31, 2005.
          Write-down of goodwill and intangibles
          The majority of our intangible assets prior to 2006 had been acquired in November 2002 with the acquisition of Abelcet. By late 2004 and into 2005, Abelcet sales had declined from historical levels and a long-term strategic plan completed in November 2005 indicated that it was unlikely sales would recover to prior levels. In light of this impairment indicator, we engaged an independent valuation specialist, Duff and Phelps, to assist us in determining the fair value of the Abelcet asset group and test for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Initial testing disclosed that the future undiscounted net cash flows to be generated by the asset group were insufficient to cover the carrying value of the Abelcet-related intangibles. The fair value of these intangible assets was then calculated and a non-cash impairment charge was recognized in the Products segment for the excess of carrying amount over fair value in the aggregate amount of $133.1 million during the quarter ended December 31, 2005.
          Effective in the quarter ended December 31, 2005, we changed the manner in which we manage and evaluate the performance of our operations which resulted in a change to our business segmentation and the identification of our related reporting units. This new segmentation necessitated the allocation of our existing goodwill to the newly identified reporting units on a relative fair-value basis. Further, we considered the historical declining performance of the Abelcet products and the impairment recognized of the related intangible assets to be indicators that our Products segment goodwill may be impaired. With the assistance of Duff and Phelps, we determined the fair value of our reporting units, to assist us with the allocation of our goodwill and estimate the fair value of currently marketed product intangibles. The allocation process resulted in the Products segment being assigned $144.0 million of goodwill. The ensuing testing to estimate the implied fair value of this goodwill disclosed that it was impaired in its entirety. Accordingly, a non-cash impairment loss related to goodwill was recorded in the amount of $144.0 million in the Products segment during the quarter ended December 31, 2005.
          Restructuring
          During the first quarter of 2007, we announced plans to consolidate our manufacturing operations in our Indianapolis, Indiana location. This action was taken as part of our continued efforts to streamline operations. All operations at our South Plainfield, New Jersey facility are expected to be transferred to our Indianapolis facility in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees estimated to be $3.5 million. These amounts are expected to be paid in 2008 upon the successful transfer of production to our Indianapolis facility and closure of our South Plainfield facility. Severance charges and related benefits of $2.2 million have been recognized through December 31, 2007. We expect to incur other costs during 2008 related to the relocation of goods and equipment, which will be recognized when costs are incurred.

          Certain assets consisting primarily of manufacturing equipment that will not be transferred to the Indianapolis facility, nor continue to be used in manufacturing at the South Plainfield facility were decommissioned during 2007. Accordingly, we recognized the remaining depreciation totaling $5.1 million on these assets during 2007.
          In the three months ended June 30, 2007, $1.9 million, the cost of required validation batches at our Indianapolis facility for both Oncaspar and Adagen, was expensed and included in cost of product sales. There were no charges for validation batches during the other quarters of 2007.
          We may experience costs associated with the lease termination or the subleasing of the South Plainfield facility. Such costs will be incurred and recognized when we cease use of the property in 2008. However, we do not know at this time what the final use or disposition of the leased South Plainfield facility will be.
          Additionally, during 2007, we recognized $0.4 million of employee severance and related benefits when we combined our previous two specialized sales forces into one sales team. This, in addition to severance costs of $2.2 million and equipment write-downs of $5.1 million associated with the manufacturing consolidation, discussed above, brought total 2007 restructuring charges to $7.7 million.
Royalties Segment
          Royalties segment profitability (millions of dollars)

	Year Ended
	December	%	December	%	December
	2007	Change	2006	Change	2005
Royalty revenue	$67.3	(5)	$70.6	n.m.	$48.3
Gain on sale of royalty interest	88.7	n.m.	—	—	—

Segment profit	$156.0	n.m.	$70.6	n.m.	$48.3

n.m. — not meaningful
          The majority of total royalties is comprised of royalty revenue we receive on sales of PEG-INTRON, a PEG-enhanced version of Schering-Plough’s alpha interferon product, INTRON A, which is used for the treatment of chronic hepatitis C. Total royalties also include other royalty revenue and certain license revenues related to the application of our technology to other firms’ products. For example, under an agreement we have with Nektar Therapeutics, Inc. (Nektar), OSI Pharmaceuticals has sublicensed our PEGylation technology for use in Macugen for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. Nektar also has a sublicense with Hoffmann-La Roche relating to Pegasys, a treatment for hepatitis C. We receive a share of the royalties Nektar receives from OSI Pharmaceuticals and Hoffmann-La Roche.
          We recognize royalty revenue when it is reasonably determinable and collection is reasonably assured which, beginning with the quarter ended December 31, 2005, is the notification from the third-party licensee of the royalties earned under the license agreement. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur. The one-quarter deferral of royalty revenue recognition had no effect on our cash flows but has inhibited period-to-period revenue comparisons. The years ended December 2007 and 2006 reflect royalties earned on underlying sales made in the twelve-month period October 1 of the preceding year through September 30 of the current year whereas, the year ended December 31, 2005 reflects royalties on sales made January 1 through September 30, 2005. The impact on revenue comparisons is discussed below.

               Total royalty revenue of $67.3 million for the year ended December 31, 2007 was 5% lower than the $70.6 million reported during the year ended December 31, 2006. The decline was primarily attributable to the fact that the Company sold a 25% interest in royalties payable to it by Schering-Plough Corporation on net sales of PEG-INTRON occurring after June 30, 2007. In our fourth quarter of 2007, because of the one-quarter lag in royalty revenue recognition and the sale of 25% of the revenue stream, we reported just 75% of the total royalty revenues generated from sales of PEG-INTRON for quarter ended September 30, 2007, compared to full recognition in all quarters of 2006. Apart from the decrease in percentage of royalties received, there was a modest rise in sales of PEG-INTRON. Increased Pegasys royalties were offset by the effects of competition for Macugen in the U.S.
          The gain on the sale of the 25% interest in PEG-INTRON royalties, net of related costs, was $88.7 million. The purchaser of the royalty interest will be obligated to pay an additional $15.0 million to us in the first quarter of 2012 if it achieves a certain threshold level of royalties on sales of PEG-INTRON occurring from July 1, 2007 through December 31, 2011. The $15.0 million contingent gain will be recognized when and if the contingency is removed and collection is assured, however, at this time, we do not anticipate that the threshold will be reached.
          The year ended December 2006 reflected a full year’s revenues whereas the one-quarter deferral of royalty revenue discussed above resulted in the year ended December 2005 representing essentially just three quarters’ revenues. PEG-INTRON sales continued to grow in 2006 as a result of its launch in Japan. However, as anticipated, Schering-Plough reported a decline in PEG-INTRON sales in Japan in the fourth quarter of 2006 as new patient enrollment moderated as a result of increased competition. Macugen also experienced significant competition from a newly approved agent as anticipated.
          The future revenues to be received from the use of our technology are dependent upon numerous factors outside of our control such as competition and the effectiveness of marketing by our licensees. These factors include the approval of new agents like Cimzia and Hematide, new uses and geographies for PEG-INTRON and increased competition. Also, the 2007 sale of a 25% interest in future PEG-INTRON royalties will lower royalty revenues commensurately.
          Costs and expenses
          Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.
Contract Manufacturing Segment
          Contract manufacturing revenues are primarily comprised of revenues from the manufacture of MYOCET and Abelcet for Cephalon for the European market, and to a lesser extent, the manufacture of an injectable multivitamin, MVI, for Mayne Pharma, Ltd., a division of Hospira, Inc.
          Contract manufacturing segment profitability (millions of dollars)

	Year Ended
	December	%	December	%	December
	2007	Change	2006	Change	2005
Revenues	$17.6	25	$14.1	—	$14.1
Cost of sales	13.2	12	11.8	14	10.4
Write-down of goodwill	—	—	—	n.m.	7.0

Segment profit (loss)	$4.4	91	$2.3	n.m.	$(3.3)

n.m. — not meaningful

          Revenues
          Contract manufacturing revenue for the year ended December 31, 2007 rose 25% to $17.6 million over the $14.1 million recorded in 2006 reflecting, in part, management’s efforts to generate additional business in this segment and the reflection of a full year of business under two contracts entered into near the end of 2006. The two referenced contracts entered into in 2006 involve the production of research materials. Accordingly, we cannot be certain we will be able to sustain the level of revenue we experienced during the year ended December 31, 2007 ($3.4 million versus $0.3 million in 2006). Also, the 2006 revenue amount was adversely affected by a $1.2 million billing adjustment.
          Contract manufacturing revenue remained unchanged at $14.1 million between 2006 and 2005. Declines in international sales of Abelcet-related revenues were largely offset by growth in MVI and MYOCET. Abelcet international revenues were down, in part, due to declining demand but also due to a billing adjustment that resulted in a 2006 reduction of $1.2 million.
          Cost of sales
          Cost of sales for contract manufacturing, as a percentage of sales, was approximately 75% for the year ended December 31, 2007. As the above-referenced $1.2 million billing adjustment lowered 2006 sales but had no effect on that year’s costs, the ratio of costs to sales was negatively affected. Without that effect, cost of sales for contract manufacturing would have been more consistent in 2006 with the 2007 percentage and with the 74% of sales recorded in 2005.
          Write-down of goodwill
          In the quarter ended December 31, 2005, the Contract Manufacturing segment was allocated $7.0 million of goodwill in connection with the redefinition of segments described above in the Products segment. A similar test, as described above, for impairment disclosed that the full amount of goodwill allocated to Contract Manufacturing was impaired and, accordingly, was written off.
Non-U.S. Revenue
          We had export sales and royalties recognized on export sales of $73.9 million, $68.5 million and $50.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts, sales in Europe and royalties recognized on sales in Europe, were $45.6 million, $40.1 million and $33.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our non-U.S. product sales and royalties are denominated in U.S. dollars and are included in total revenues.

Corporate and Other Expenses
(millions of dollars)

	Year Ended
	December	%	December	%	December
	2007	Change	2006	Change	2005
Research and development	$45.5	26	$36.2	19	$30.4

General and administrative	31.9	(11)	35.7	38	25.9

Acquired in-process research and development	—	n.m.	11.0	10	10.0

Restructuring	—	—	—	n.m.	2.1

Other income (expense):
Interest expense	17.4	(21)	22.1	12	19.8
Investment income, net	(10.9)	(56)	(24.7)	321	(5.9)
Other, net	(0.9)	n.m.	(9.0)	n.m.	7.6

	5.6	n.m.	(11.6)	n.m.	21.5

Corporate costs	$83.0	16	$71.3	(14)	$89.9

n.m. — not meaningful
          Research and development
          Research and development expenses consist primarily of salaries and benefits; patent filing fees; contractor and consulting fees, principally related to clinical and regulatory projects; costs related to research and development partnerships or licenses; drug supplies for clinical and preclinical activities; as well as other research supplies and facilities charges. Research and development expenses related to currently marketed products are excluded from these corporate amounts and are reported in the Products segment. Our research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments. We continue to invest in research and development to build a differentiated oncology business through the continued development of our current portfolio, reinforcing our position as a scientific leader in PEGylation through our Customized Linker TechnologyTM platform.
          For the full year of 2007, research and development spending was $45.5 million as compared to $36.2 million in 2006. The increase was primarily due to spending in 2007 on the new programs initiated during 2006. We filed an Investigational New Drug (IND) application and opened two Phase I trials for PEG-SN38. Also, we opened two Phase I trials in the HIF-1 alpha antagonist subsequent to the IND filing in the quarter ended December 31, 2006. In the fourth quarter of 2007, we accepted two of the additional six oncology compounds licensed from Santaris Pharma A/S (Santaris) which prompted a $2.0 million milestone payment. In addition, compensation expense was affected by new hires and by the July 1, 2005 adoption of share-based compensation rules that required a charge to expense for stock options and nonvested share awards. This affected 2007 to 2006 comparisons due to the successive layering in of amortization of post-adoption grants.

          The significant increase in research and development spending during 2006 reflected a number of key initiatives undertaken to expand and improve our product pipeline. Expenditures rose 19% to $36.2 million in 2006. Included in the 2005 amount was a $5.0 million payment to Tekmira Pharmaceuticals Corporation (formerly Inex Pharmaceuticals) related to the termination of our partnership for the development of an oncology product. Excluding these 2005 costs from the comparison, the underlying growth in research and development spending year-over-year was even more significant. IND applications were filed during 2006 relating to recombinant human Mannose-Binding Lectin and the HIF-1 alpha antagonist for solid tumors. The clinical trials underlying these and other research efforts accounted for much of the increased spending in 2006. In addition, the IND filing in December 2006 related to HIF-1 alpha (which filing was approved by the FDA in January 2007) triggered a $5.0 million license milestone payment to Santaris. This amount was recorded in research and development expense in 2006. One additional IND was filed during 2006. The costs associated with this have been included in the Products segment as it relates to Oncaspar.
          General and administrative
          General and administrative expenses consist primarily of outside professional services for accounting, audit, tax, legal, and financing activities; salaries and benefits for support functions; and allocations of facilities costs.
          General and administrative expenses for the year ended December 31, 2007 of $31.9 million were lower by 11% from 2006 levels of $35.7 million whereas spending in 2006 was up 38% over the $25.9 million recorded in 2005. General and administrative expenses for the year ended December 31, 2006 included $7.0 million in legal costs incurred in connection with securing the supply of the raw material used to produce Oncaspar. The absence of this expense in the succeeding and preceding years largely explains the decline in general and administrative expense from 2006 to 2007 of $3.8 million and the majority of the increase from 2005 to 2006 of $9.8 million. The other significant influence on year-to-year comparisons during this three-year interval is the earnings impact resulting from the July 1, 2005 adoption of share-based compensation rules. The cost of officer and director share-based compensation is recognized in the general and administrative expense caption causing it to be felt most significantly here. For a period of three to four years after adoption of the new rules, we will experience incrementally higher share-based compensation expense as amortization of additional grants is layered into the computations. The effect of the new accounting rules was greater in the 2005 — 2006 comparisons because they were in place for twelve months of 2006 versus six months in 2005.
          Acquired in-process research and development
          Acquired in-process research and development for the year ended December 31, 2006 was comprised of payments totaling $11.0 million to Santaris for rights to a total of eight RNA antagonists based on LNA (locked nucleic acid) technology. Acquired in-process research and development of $10.0 million for the twelve months ended December 31, 2005 was attributable to the execution of a license agreement with NatImmune A/S (NatImmune) in September 2005 for the clinical development of recombinant human Mannose-binding Lectin (rhMBL). As each of these technologies was in the developmental stage at the time of acquisition, the payments were charged to operations. Subsequent milestone payments related to these agreements are charged to research and development.
          Other income (expense)
          Other income (expense) for the three years ended December 31, 2007, 2006 and 2005 was: expense of $5.6 million, income of $11.6 million and expense of $21.5 million, respectively. The refinancing of a significant portion of our long-term debt in 2006 affected the year-to-year comparisons in a number of manners (refer to Liquidity and Capital Resources below).

          Interest expense was $17.4 million for 2007 compared to $22.1 million for 2006. The reduction in interest expense is attributable to the lowering of the effective interest rate on our outstanding notes payable through the refinancing in 2006 and subsequent repurchases of our 4.5% notes. Outstanding notes payable at the beginning of 2006 in the amount of $394.0 million bore interest at 4.5%. In 2006, $271.4 million principal amount, of these notes was repurchased using the proceeds of our May 2006 issuance of $275.0 million 4.0% notes. The net result of these transactions was to replace $271.4 million of 4.5% notes with $275.0 million 4.0% notes, resulting initially in an annualized interest cost savings of approximately $1.2 million. Additional repurchases of our 4.5% notes, including $50.2 million principal amount during 2007, have taken place over the past year and a half, reducing the outstanding balance as of December 31, 2007 to $72.4 million, further contributing to savings of interest expense. Additional repurchases of the 4.5% notes were made during January of 2008 reducing the outstanding balance to $12.5 million as of January 31, 2008. The 4.5% notes will be fully repurchased or repaid on or before of July 1, 2008.
          Interest expense rose during 2006 to $22.1 million from $19.8 million in 2005 due primarily to the write-off of $2.5 million of deferred offering costs in connection with the 2006 repurchase of a portion of our 4.5% notes.
          Net investment income decreased by $13.8 million to $10.9 million for 2007 from $24.7 million for 2006 due principally to the sale in January and February 2006 of our remaining 1,023,302 shares of Nektar Therapeutics, Inc. common stock which resulted in a net gain of $13.8 million. Net investment income for 2006 increased over 2005 due to the gain of $13.8 million realized in 2006 on the sale of our remaining shares of Nektar common stock. In addition, we had more investments outstanding in 2006 at higher interest rates than in the same period of 2005.
          Other, net was income of $0.9 million for 2007, compared to income of $9.0 million for 2006. The change resulted primarily from a $9.2 million gain on the repurchase of the 4.5% notes during 2006 (in 2007, we realized a $0.5 million gain related to repurchases of our 4.5% notes). Concurrent with the 2006 issuance of new 4% notes due 2013, we used a portion of the proceeds to repurchase $271.4 million principal amount of 4.5% notes due 2008 at a purchase price of $262.1 million resulting in a gain of $9.2 million reflected in other, net. During the twelve months ended December 31, 2005, we realized a loss of $8.6 million related to the sale of NPS Pharmaceuticals (NPS) common stock we received under a June 2003 merger termination agreement and a financial instrument we entered into to reduce our exposure to the change in fair value associated with such shares.
Income taxes
          During 2007, we recorded a tax expense of approximately $1.9 million, which represents federal, state and Canadian tax liabilities and includes an adjustment to taxes payable. A federal income tax provision was recorded for 2007 representing federal alternative minimum tax primarily related to the gain on sale of a royalty interest recognized in the third quarter of 2007. Our adoption, as of January 1, 2007, of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), had no effect on income tax expense. In accordance with FIN 48, as amended, tax benefits of uncertain tax positions are recognized only if it is more likely than not we will be able to sustain a position taken on an income tax return. We have no tax positions relating to open income tax returns that we consider to be uncertain.
          Income tax expense of $0.8 million for 2006 is comprised of certain state and Canadian taxes. No federal income tax expense was recorded due to the utilization of deferred tax assets. For the twelve months ended December 31, 2005, the net income tax provision was $67.5 million. This was almost entirely the result of the establishment of a full valuation reserve against our deferred tax assets in June 2005 based on our assessment that it was not likely we would realize a future benefit from those assets.

Liquidity and Capital Resources
          Aggregate cash reserves rose to $258.2 million as of December 31, 2007 from $240.6 million at December 31, 2006. Cash reserves include cash, cash equivalents, short-term investments, restricted investments and cash and marketable securities. Cash received on sale of a 25% interest in PEG-INTRON royalties of $88.7 million ($92.5 million less related transaction costs), represented the largest single cash inflow and offset expenditures to redeem a portion of the outstanding balance of the 4.5% notes payable ($49.7 million), invest in property and equipment ($17.6 million) and make payment for Oncaspar product rights acquired in December 2006 ($17.5 million). The remaining increase in cash reserves arose principally from operating income as adjusted for noncash items and fluctuations in working capital balances.
          Total cash reserves, as of December 31, 2006 were $14.0 million greater than the $226.6 million balance as of December 31, 2005. Positive operating cash flows for the year ended December 31, 2006 and cash proceeds of $20.2 million from the sale of Nektar common stock contributed to the increase in cash reserves. Partially offsetting these cash inflows was the January 2006 payment to Sanofi-Aventis of $35.0 million relating to a reduction of the Oncaspar royalty rate and the $11.0 million payment to Santaris for their technology rights.
          Cash provided by operating activities in 2007 of $100.4 million exceeded that in 2006 by $57.1 million. This was due primarily to the rise in operating income, as adjusted for noncash items, of $114.6 million in 2007 compared to $32.0 million in 2006, or an increase of $82.5 million. The largest single factor in this increase from year to year was the $88.7 million net proceeds in 2007 on the sale of future PEG-INTRON royalties referred to above. Offsetting this cash inflow, in part, was the comparative change in operating assets and liabilities year over year aggregating to $25.4 million. In 2007, reductions in accounts payable and increased investment in inventories constituted uses of cash, offset by a higher level of accrued expenses and other changes in operating assets, resulting in a net use of cash of $14.1 million. During 2006, net changes in operating assets and liabilities, primarily an increase in accounts payable, had a positive effect on operating cash of $11.3 million. Cash used in investing activities in 2007 of $32.6 million was lower than the $100.0 million expended in 2006 due primarily to the fact that, in 2006, we made net incremental investments in marketable and equity securities of approximately $44.3 million. We also had greater investments in 2006 in product rights and in-process research and development ($17.5 million in 2007 versus $46.0 million in 2006). Offsetting this trend was an increase in investments in property and equipment in 2007 of $7.9 million when compared to the prior year. Financing activities in 2007 and 2006 related almost entirely to the repurchase and refinancing of our long-term debt as described below. The repurchase of a portion of the 4.5% notes payable constituted a use of cash in 2007 of $49.7 million and the net result in 2006 of issuing the 4% notes and partial repurchase of the 4.5% notes was a source of cash of $5.1 million.
          Cash provided by operating activities for 2006 was $43.3 million compared to $17.7 million for the twelve months ended December 31, 2005. The primary elements in the $25.6 million improvement year-over-year were improved operating earnings plus net cash inflows relating to changes in operating assets and liabilities in 2006 compared to net cash out flows relating to operating assets in 2005. Net cash used in investing activities was $97.6 million in 2006 compared to $5.3 million in 2005. In addition to investments in short-term investments and marketable securities, we acquired $9.7 million of property and equipment, $11.0 million of in-process research and development and $35.0 million of product rights. Financing activities in 2006 provided a source of cash in the amount of $6.2 million reflecting the net favorable effects of refinancing a portion of our long-term debt as described below and $1.1 million of stock option exercises. In 2005, the repurchase of notes payable used $5.4 million of cash.
          As of December 31, 2007, we had outstanding $275.0 million of convertible senior notes payable that bear interest at an annual rate of 4% and $72.4 million of convertible subordinated notes payable that bear interest at an annual rate of 4.5%. Interest is payable on June 1 and December 1 for the 4% notes and January 1 and July 1 for the 4.5% notes. Accrued interest on the notes was $2.5 million and $3.7 million, as of December 31, 2007 and 2006, respectively.

          During 2007, we repurchased $50.3 million principal amount of 4.5% notes for $49.7 million. The second-quarter 2006 issuance of the 4% notes generated $275.0 million of gross financing cash inflows ($225.0 million in May and $50.0 million in June). We incurred $7.7 million of costs in connection with the note issuances including legal, accounting and underwriting fees. The net proceeds of the 4% note issuance were used to repurchase $271.4 million face value ($133.8 million in May and $137.6 million in July) of 4.5% notes outstanding at a purchase price of $965 for each $1,000 principal amount plus accrued interest. The combined purchase price was $262.1 million and accrued interest amounted to $2.5 million. Our Board of Directors has authorized us to, and we may, make additional privately negotiated repurchases of the notes from time to time at the discretion of our senior management. For a more detailed description of the terms of our convertible subordinated notes see “Contractual Obligations” below.
          Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; sales of Oncaspar, DepoCyt, Abelcet and Adagen; royalties earned which are primarily related to sales of PEG-INTRON; and contract manufacturing revenue. As a result of the sale in the third quarter of 2007, of a 25% interest in future royalties payable to us on sale of PEG-INTRON occurring after June 30, 2007, cash flows from royalties earned have been affected accordingly beginning in the fourth quarter of 2007. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future. As indicated above, total cash reserves include restricted investments and cash. These dedicated funds amounted to $73.6 million at December 31, 2007 fully covering the $72.4 million principal amount of 4.5% notes payable July 1, 2008. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we may enter into agreements with collaborators with respect to the development and commercialization of products that could increase our cash requirement or seek additional financing to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. (See Risk Factors — “We will need to obtain additional financing to meet our future capital needs and our significant debt level may adversely affect our ability to do so. Failure to do so could materially and adversely affect our business, financial condition and operations.”)
Off-Balance Sheet Arrangements
          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2007, we are not involved in any off-balance sheet SPE transactions.
          Our 4% notes are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes is 28.8 million shares. The 4.5% notes have a conversion price of $70.98 per share. Consequently, dilution related to the 4.5% notes is remote. The notes are discussed in greater detail in Liquidity and Capital Resources above and Contractual Obligations below.
          In addition, stock options to purchase 8.4 million shares of our common stock at a weighted average exercise price of $11.36 per share and 1.8 million restricted stock units were outstanding at December 31, 2007, that represent additional potential dilution.
Contractual Obligations
          Our major outstanding contractual obligations relate to our notes payable, including interest, operating lease obligations, inventory purchase obligations and our license agreements with collaborative partners.

          As of December 31, 2007, we had $275.0 million of 4% convertible senior unsecured notes outstanding. These notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. They may be converted at the option of the holders into our common stock at an initial conversion price of $9.55 per share. The 4% notes rank equal to our other senior unsecured debt and all future senior unsecured debt.
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
          In connection with our issuance of $275.0 million of the 4% senior convertible notes in May and June 2006, we entered into a registration rights agreement whereby we agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to permit the public resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain the effectiveness of the shelf registration for a period of two years beginning November 3, 2006 would result in additional interest of up to $1.2 million being payable on the notes as of December 31, 2007. No amounts are owed, nor have any been recorded for failure to maintain the effectiveness of the registration statement.
          As of December 31, 2007, we had $72.4 million of 4.5% convertible subordinate notes outstanding. Additional repurchases of the 4.5% notes were made during January of 2008 reducing the outstanding balance to $12.5 million as of January 31, 2008. The holders may convert all or a portion of the notes into common stock at any time on or before July 1, 2008. The notes are convertible into our common stock at a conversion price of $70.98 per share, subject to adjustment in certain events. The notes are subordinated to all existing and future senior indebtedness. The 4.5% notes are redeemable by us at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. The notes will mature on July 1, 2008 unless earlier converted, redeemed at our option or redeemed at the option of the note-holder upon a fundamental change, as described in the indenture for the notes. Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture. In addition, neither we nor any of our subsidiaries are restricted under the indenture from paying dividends, incurring debt or issuing or repurchasing our securities.
          We lease three facilities in New Jersey. Future minimum lease payments and commitments for operating leases total $24.9 million at December 31, 2007.
          Under our exclusive license for the right to sell, market and distribute Pacira’s DepoCyt product, we are required to maintain sales levels of DepoCyt equal to $5.0 million for each calendar year. Pacira is also entitled to a milestone payment of $5.0 million if our sales of the product exceed a $17.5 million annualized run rate for four consecutive quarters and an additional milestone payment of $5.0 million if our sales exceed an annualized run rate of $25.0 million for four consecutive quarters. We are also responsible for a milestone payment of $5.0 million if the product receives approval for all neoplastic meningitis. To date, no milestone payments defined under the agreement have been generated by Pacira and no development activity is in progress.

          In December 2006, we entered into supply and license agreements with Ovation. Pursuant to the agreements, Ovation will supply us specified quantities of the active ingredient used in the production of Oncaspar during calendar years 2008 and 2009. Additionally, Ovation granted to us a non-exclusive, fully-paid, perpetual, irrevocable, worldwide license to the cell line from which such ingredient is derived. We agreed to effectuate, at our cost, a technology transfer of the cell line and manufacturing capabilities for the ingredient from Ovation to us no later than December 31, 2009. We further agreed to supply specified quantities of the ingredient to Ovation, at Ovation’s option, in calendar years 2010-2012. If we fail to supply the specified quantities in 2010-2012, we will be required to pay damages to Ovation in the amounts of $5.0 million in 2010, $10.0 million in 2011 and $15.0 million in 2012.
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
          Under our exclusive license with Sanofi-Aventis for marketing and distribution of Oncaspar in the U.S. and Canada, we are obligated to pay $5.0 million if net sales exceed $30.0 million for two consecutive years. Net sales of Oncaspar in 2007 and 2006 in the U.S. and Canada totaled $33.7 million and $26.3 million, respectively.
          In September 2005, we entered into a license agreement with NatImmune for NatImmune’s lead development compound, rhMBL, a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, we received exclusive worldwide rights, excluding the Nordic countries, and are responsible for the development, manufacture, and marketing of rhMBL. Upon completion of certain clinical development, regulatory and sales-based milestones, we will be required to make payments to NatImmune pursuant to the license agreement. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by us and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.
          Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment.
          The following chart represents our contractual cash obligations aggregated by type as of December 31, 2007 (in millions):

	Payments due by period
		Less			More
		than 1	2 - 3	4 - 5	than 5
Contractual Obligations and Commercial Commitments (1)	Total	Year	Years	Years	years
Notes payable(2)	$347.4	$72.4	$—	$—	$275.0
Operating lease obligations	24.9	2.4	4.5	4.5	13.5
Inventory purchase obligations	10.8	5.1	5.7	—	—
Interest due on notes payable	63.7	14.2	22.0	22.0	5.5

Totals	$446.8	$94.1	$32.2	$26.5	$294.0

(1)	The table does not include potential milestone payments of $325.3 million, primarily comprised of; $249.0 million to Santaris that are only payable upon successful development of all eight RNA antagonists selected by us, milestone payments of $55.0 million to NatImmune and $15.0 million to Pacira, pending successful achievement of various regulatory and sales milestones.

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
          Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All professional accounting standards effective as of December 31, 2007 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.
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
Revenues
          Revenues from product sales and contract manufacturing revenue are recognized when title passes to the customer, generally at the time of shipment. We recognize revenues for Abelcet at the time of shipment by our third-party distributor to the wholesaler. Sales are recorded when Oncaspar and DepoCyt are shipped by our third-party distributor directly to the end-user. We recognize revenue for Adagen upon sale to our specialty distributor. For product sales we also record a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals.
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
     The following is a summary of gross-to-net sales reductions that are accrued on our consolidated balance sheets as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006

Accounts Receivable Reductions
Chargebacks	$2,578	$3,388
Cash Discounts	159	168
Other (including returns)	2,046	1,767

Total	4,783	5,323

Accrued Liabilities
Medicaid Rebates	1,382	1,335
Administrative Fees	187	205

Total	1,569	1,540

Grand Total	$6,352	$6,863

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
     At the request of the customer, certain contract manufacturing arrangements involve the transfer of title of the finished product to the customer prior to shipment. The product in question is manufactured to the unique specifications of the customer and cannot be used to fill other orders. If all necessary conditions are met, including: the product is complete and ready for shipment, the risks of ownership have passed to the customer and the customer pays for storage of the product at our facility, we will recognize revenue.
     Non-refundable milestone payments that represent the completion of a separate earnings process are recognized as revenue when earned, upon the occurrence of contract-specified events. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.
Income Taxes
     Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will be not realized. As of December 31, 2007, we believe that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.
Long-Lived Asset Impairment Analysis
     Long-lived assets, including amortizable intangible assets are tested for impairment when impairment indicators are present. Impairment indicators are events or circumstances that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group.
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
Share-Based Payments
     Effective July 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. The impact such awards will have on our results of operations will be a function of the number of shares awarded, vesting and the trading price of our stock at date of grant, combined with the application of the Black-Scholes valuation model discussed below.
     We have elected the modified prospective transition method which requires that compensation costs be recorded, as earned, for all unvested stock options and restricted stock awards outstanding at June 30, 2005. Acceleration of vesting of certain stock options in April and June 2005 had the effect of reducing the amount of compensation expense that would have to be recognized subsequent to adoption of SFAS No. 123R. The years ended December 31, 2007 and 2006, for example, were potentially benefited by $7.6 million and $9.6 million, respectively, with potentially $4.2 million affect in the aggregate on 2008 and 2009. As of December 31, 2007, there was $8.9 million of total unrecognized compensation cost related to unvested options that is expected to be recognized over a weighted-average period of 21 months.
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
Recently Issued Accounting Standards
     In December 2007, the FASB issued two statements that would apply prospectively to potential, business combinations for which the acquisition date is on or after January 1, 2009. Early application is not permitted. These pronouncements would be adopted at such time as we undertake a business combination and will have no impact on our current and historical financial statements. SFAS No. 141R, “Business Combinations”, retains the fundamental requirements of purchase accounting but requires, among other things, the recognition and measurement of any noncontrolling interest and certain previously unrecognized intangible assets such as in-process research and development. It also calls for the recognition of most acquisition costs as expense rather than part of the total acquisition cost and the recognition of a gain in the event of a bargain purchase rather than negative goodwill. SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.
     At its December 12, 2007 meeting, the FASB ratified a consensus of the Emerging Issues Task Force regarding the accounting for collaborative agreements (EITF 07-1). Effective beginning in 2009, the consensus prohibits participants in a collaborative agreement from applying the equity method of accounting to activities performed outside a separate legal entity and requires gross or net presentation of revenues and expenses by the respective parties depending upon their roles in the collaboration. The consensus will be applied to collaborative agreements in existence at the date of adoption using a modified retrospective method that requires reclassification of all periods presented. We are in the process of evaluating the possible impact the consensus may have on our financial statements, but do not expect it to be material to our financial position or results of operations.
     The FASB has issued two pronouncements with effective dates primarily as of the first quarter of 2008 relating to measuring financial instruments at fair value. We are in the process of evaluating the new standards but do not, at this time, anticipate that either will have any material effect on our consolidated financial position or results of operations. Certain financial statement disclosures will be revised, however, to conform to the new guidance. SFAS No. 157, “Fair Value Measurements” provides guidance on the use of fair value in such measurements and prescribes expanded disclosures about fair value measurements contained in financial statements. Once SFAS No. 157 is adopted, SFAS No. 159 can be adopted which allows companies the option to measure many financial assets and financial liabilities at fair value on a contract-by-contract basis. As it relates to certain nonfinancial assets and nonfinancial liabilities, the effective date of SFAS No. 157 is the first quarter of 2009.
     The Emerging Issues Task Force of the FASB reached a consensus in June 2007 that non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity should be recorded as an asset when the advance payments are made (EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”). Capitalized amounts are to be expensed when the research and development activities are performed, that is, when the goods without alternative future use are acquired or the service is rendered. The consensus is to be applied prospectively to new contractual arrangements entered into in fiscal years beginning after December 31, 2007. We are evaluating the effect of adoption of EITF 07-3, but do not expect it to be material to our financial position or results of operations.
Forward-Looking Information and Factors That May Affect Future Results
     There are forward-looking statements contained herein which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to:
•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that we will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of our marketed products or products sold by others from which we derive royalty revenues. Such sales declines could result from increased competition, loss of patent protection, pricing, supply shortages and/or regulatory constraints.

•	The risk that, due to limited or single sources of supply for major products, we will be unable to obtain critical compounds used in the manufacture of our products at economically feasible prices or at all, or one of our key suppliers will experience manufacturing problems or delays.

•	Decisions by regulatory authorities regarding whether and when to approve our regulatory applications as well as their decisions regarding labeling and other matters could affect the commercial potential of our products or developmental products.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave the Company.
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
     Our holdings of available-for-sale securities are comprised of equity and debt securities, time deposits and auction rate securities. We do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum. While auction rate securities have long stated maturities, interest rates are reset at intervals of up to 90 days at which time they can be sold. Accordingly, they are considered to have current maturities.
     The table below presents the amortized cost, fair value and related weighted average interest rates by year of maturity for our available-for-sale securities as of December 31, 2007 excluding primarily those related to our Executive Deferred Compensation Plan (in thousands).

	2008	2009	Total	Fair Value
Fixed Rate	$124,480	$18,353	$142,833	$142,806
Average Interest Rate	3.62%	5.36%	3.84%
Variable Rate	54,375	—	54,375	54,131
Average Interest Rate	5.80%	—	5.80%

	$178,855	$18,353	$197,208	$196,937

     Our outstanding convertible notes have fixed interest rates. Accordingly the fair values of the respective issuances will fluctuate as market rates of interest move up or down. Fair values are also affected by changes in the price of our common stock.
     Our 4% convertible senior unsecured notes in the principal amount of $275.0 million at December 31, 2007 are due June 1, 2013 and have a fair value of $325.6 million at December 31, 2007.

     Our 4.5% convertible subordinated notes in principal amount of $72.4 million at December 31, 2007 are due July 1, 2008. The fair value of these notes was approximately $72.0 million at December 31, 2007.
Item 8. Financial Statements and Supplementary Data
     Financial statements and notes thereto and the supplemental financial statement schedule appear on pages F-1 to F-46 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not Applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.
(b) Changes in Internal Control over Financial Reporting and Remediation Plans
     There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three-month period ended December 31, 2007 covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

     Management has performed an assessment of the effectiveness of Enzon’s internal control over financial reporting as of December 31, 2007 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
     Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on the effectiveness of internal control over financial reporting as of December 31, 2007. The auditor’s report follows.

/s/ Jeffrey H. Buchalter	/s/ Craig A. Tooman

Jeffrey H. Buchalter	Craig A. Tooman
Chairman, President, and Chief Executive Officer	Executive Vice President, Finance and
(Principal Executive Officer)	Chief Financial Officer
(Principal Financial Officer)

February 29, 2008	February 29, 2008

(d) Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:
We have audited Enzon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enzon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Enzon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2007, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
February 29, 2008

Item 9B. Other Information
     None.

PART III
The information required by Item 10 — Directors, Executive Officers and Corporate Governance; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
          (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
          (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
3(i)	Amended and Restated Certificate of Incorporation	(1)
3(ii)	Amended and Restated Bylaws	(2)
3(iii)	Amendment dated July 31, 2007 to Amended and Restated Bylaws	(3)
3(iv)	Amendment dated November 21, 2007 to Amended and Restated Bylaws	(4)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(5)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(6)
4.3	Second Amendment to the Rights Agreement dated as of January 7, 2008 between the Company and Continental Stock Transfer and Trust Company, as rights agent.	(7)
4.4	Indenture dated as of June 26, 2001, between the Company and Wilmington Trust Company, as trustee, including the form of 4.5% Convertible Subordinated Note due 2008 attached as Exhibit A thereto	(8)
4.5	Indenture, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(9)
4.6	Registration Rights Agreement, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Goldman, Sachs & Co.	(9)
10.1	Lease — 300-C Corporate Court, South Plainfield, New Jersey	(10)
10.2	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(11)
10.3	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(12)
10.4	Lease 300A-B Corporate Court, South Plainfield, New Jersey	(13)
10.5	Modification of Lease Dated May 14, 2003 – 300-C Corporate Court, South Plainfield, New Jersey	(14)
10.6	Lease – 685 Route 202/206, Bridgewater, New Jersey	(15)
10.7	First Amendment of Lease — 685 Route 202/206, Bridgewater, New Jersey	(16)
10.8	Second Amendment to Lease — 685 Route 202/206, Bridgewater, New Jersey	(16)
10.9	Third Amendment to Lease — 685 Route 202/206, Bridgewater, New Jersey	(16)
10.10	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc. **	(1)
10.11	Development, License and Supply Agreement between the Company and Schering Corporation; dated November 14, 1990, as amended*	(17)

Exhibit		Reference
Number	Description	No.
10.12	Executive Deferred Compensation Plan (2008 Restatement) **	(18)
10.13	Amendment dated June 10, 2005, to Employment Agreement between the Company and Craig A. Tooman dated January 5, 2005 **	(19)
10.14	Form of Non-Qualified Stock Option Agreement between the Company and Craig A. Tooman **	(19)
10.15	Amended and Restated Severance Agreement with Paul S. Davit dated May 7, 2004 **	(19)
10.16	Amended and Restated Severance Agreement with Ralph del Campo dated May 7, 2004 **	(19)
10.17	2007 Outside Director Compensation Plan, as amended **	(3)
10.18	Employment Agreement with Ivan D. Horak, M.D. dated September 2, 2005, along with a form of Stock Option Award Agreement and Restricted Stock Unit Award Agreement between the Company and Mr. Horak executed as of September 2, 2005 *, **	(20)
10.19	Form of Non-Qualified Stock Option Agreement for Executive Officers **	(21)
10.20	Form of Restricted Stock Award Agreement for Executive Officers **	(21)
10.21	Form of Restricted Stock Unit Award Agreement for Executive Officers **	(22)
10.22	Form of Restricted Stock Unit Award Agreement for Independent Directors **	(20)
10.23	Form of Stock Option Award Agreement for Independent Directors 1987 Non-Qualified Stock Option Plan **	(20)
10.24	Form of Stock Option Award Agreement for Independent Directors 2001 Incentive Stock Plan **	(20)
10.25	Employment Agreement with Craig A. Tooman dated January 5, 2005 **	(21)
10.26	2007 Employee Stock Purchase Plan	(23)
10.27	Amended and Restated Employment Agreement with Jeffrey H. Buchalter dated April 27, 2007**	(24)
10.28	Amendment dated February 21, 2008 to Amended and Restated Employment Agreement with Jeffrey H. Buchalter**	+
10.29	Purchase Agreement between the Company and Drug Royalty LP1 dated as of August 19, 2007	(25)
10.30	Amendment to Amended and Restated Severance Agreement with Paul S. Davit dated November 6, 2007**	(26)
10.31	Amendment to Amended and Restated Severance Agreement with Ralph del Campo dated November 6, 2007**	(26)
12.1	Computation of Ratio of Earnings to Fixed Charges	+
21.1	Subsidiaries of Registrant	+
23.0	Consent of Independent Registered Public Accounting Firm	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
99.1	Consent of Independent Valuation Firm	+

+ Filed herewith
Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed May 19, 2006

(2)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 2, 2007.

(4)	Current Report on Form 8-K filed November 26, 2007.

(5)	Form 8-A12G (File No. 000-12957) filed May 22, 2002

(6)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003

(7)	Current Report on Form 8-K filed January 8, 2008

(8)	Registration Statement on Form S-3 (File No. 333-67509) filed August 14, 2001

(9)	Current Report on Form 8-K filed May 25, 2006

(10)	Registration Statement on Form S-18 (File No. 2-88240-NY)

(11)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 filed May 12, 1995

(12)	Transition Report on Form 10-K for the six months ended December 31, 2005.

(13)	Annual Report on Form 10-K for the fiscal year ended June 30, 1993

(14)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003

(15)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002

(16)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed November 2, 2006

(17)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002

(18)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 1, 2007

(19)	Annual Report on Form 10-K for the fiscal year ended June 30, 2005

(20)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(21)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(22)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(23)	Form S-8 (File No. 333-140282) filed January 29, 2007

(24)	Quarterly Report on Form 10Q for the quarter ended March 31, 2007 filed May 4, 2007

(25)	Current Report on Form 8-K filed August 20, 2007

(26)	Current Report on Form 8-K filed November 13, 2007

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC. (Registrant)
Dated: February 29, 2008	/s/Jeffrey H. Buchalter
Jeffrey H. Buchalter
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Dated: February 29, 2008	/s/Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Craig A. Tooman	Executive Vice President, Finance	February 29, 2008
Craig A. Tooman	and Chief Financial Officer (Principal Financial Officer)

/s/Jeffrey H. Buchalter	Chairman of the Board	February 29, 2008
Jeffrey H. Buchalter

/s/Goran Ando	Director	February 29, 2008
Goran Ando

/s/Rolf A. Classon	Director	February 29, 2008
Rolf A. Classon

/s/Robert LeBuhn	Director	February 29, 2008
Robert LeBuhn

/s/Victor P. Micati	Director	February 29, 2008
Victor P. Micati

/s/Phillip M. Renfro	Director	February 29, 2008
Phillip M. Renfro

/s/Robert C. Salisbury	Director	February 29, 2008
Robert C. Salisbury

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Index

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets — December 31, 2007 and 2006	F-3
Consolidated Statements of Operations — Years ended December 31, 2007 and 2006, six months ended December 31, 2005 and the fiscal year ended June 30, 2005	F-4
Consolidated Statements of Stockholders’ Equity (Deficit) — Years ended December 31, 2007 and 2006, six months ended December 31, 2005 and the fiscal year ended June 30, 2005	F-5
Consolidated Statements of Cash Flows — Years ended December 31, 2007 and 2006, six months ended December 31, 2005 and the fiscal year ended June 30, 2005	F-7
Notes to Consolidated Financial Statements	F-8
Consolidated Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	F-46

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:
We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2007, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective July 1, 2005.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
February 29, 2008

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$40,053	$20,706
Short-term investments	123,907	152,838
Restricted investments and cash	73,592	—
Accounts receivable, net	14,927	15,259
Inventories	22,297	17,618
Other current assets	6,401	5,890

Total current assets	281,177	212,311

Property and equipment, net	45,312	39,491
Marketable securities	20,653	67,061
Amortizable intangible assets, net	68,141	78,510
Other assets	5,074	6,457

Total assets	$420,357	$403,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,441	$24,918
Notes payable	72,391	—
Accrued expenses	21,105	31,276
Accrued interest	2,545	3,691

Total current liabilities	105,482	59,885

Notes payable	275,000	397,642
Other liabilities	3,302	2,744

Total liabilities	383,784	460,271

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock — $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock — $.01 par value, authorized 170,000,000 shares; issued and outstanding: 44,199,831 shares and 43,999,031 shares at December 31, 2007 and 2006, respectively	442	440
Additional paid-in capital	335,318	326,099
Accumulated other comprehensive income (loss)	326	(414)
Accumulated deficit	(299,513)	(382,566)

Total stockholders’ equity (deficit)	36,573	(56,441)

Total liabilities and stockholders’ equity (deficit)	$420,357	$403,830

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

			Six Months	Year
			Ended	Ended
	Year Ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Revenues:
Product sales, net	$100,686	$101,024	$49,436	$99,192
Royalties	67,305	70,562	17,804	51,414
Contract manufacturing	17,610	14,067	6,459	15,644

Total revenues	185,601	185,653	73,699	166,250

Costs and expenses:
Cost of product sales and contract manufacturing	54,978	50,121	23,216	46,023
Research and development	56,507	43,521	13,985	36,957
Selling, general and administrative	63,840	69,768	28,617	57,195
Amortization of acquired intangible assets	707	743	6,695	13,447
Write-down of goodwill and intangible assets	—	—	284,101	—
Acquired in-process research and development	—	11,000	10,000	—
Restructuring charge	7,741	—	—	2,053

Total costs and expenses	183,773	175,153	366,614	155,675

Gain on sale of royalty interest	88,666	—	—	—

Operating income (loss)	90,494	10,500	(292,915)	10,575

Other income (expense):
Investment income, net	10,918	24,670	3,248	4,360
Interest expense	(17,380)	(22,055)	(9,841)	(19,829)
Other, net	954	8,952	(2,776)	(6,768)

Income (loss) before income tax provision (benefit)	84,986	22,067	(302,284)	(11,662)

Income tax provision (benefit)	1,933	758	(10,947)	77,944

Net income (loss)	$83,053	$21,309	$(291,337)	$(89,606)

Earnings (loss) per common share — basic	$1.89	$0.49	$(6.69)	$(2.06)

Earnings (loss) per common share — diluted	$1.29	$0.46	$(6.69)	$(2.06)

Weighted-average shares — basic	43,927	43,600	43,520	43,486

Weighted-average shares — diluted	72,927	61,379	43,520	43,486

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

				Accumulated
	Common Stock		Additional	Other
	Number of	Par	Paid-in	Comprehensive	Deferred	Accumulated
	Shares	Value	Capital	Income (Loss)	Compensation	Deficit	Total
Balance, June 30, 2004	43,751	$438	$322,486	$(7,330)	$(3,571)	$(22,932)	$289,091

Net loss	—	—	—	—	—	(89,606)	(89,606)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities	—	—	—	2,803	—	—	2,803

Total comprehensive loss							(86,803)
Exercise of stock options	73	—	461	—	—	—	461
Issuance of restricted stock	116	2	4,772	—	(4,774)	—	—
Forfeiture of restricted stock	(158)	(2)	(1,894)	—	1,896	—	—
Amortization of deferred compensation	—	—	—	—	753	—	753

Balance, June 30, 2005	43,782	$438	$325,825	$(4,527)	$(5,696)	($112,538)	$203,502

Net loss	—	—	—	—	—	(291,337)	(291,337)
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities	—	—	—	3,437	—	—	3,437

Total comprehensive loss							(287,900)
Exercise of stock options	5	—	19	—	—	—	19
Share-based payment expense, net	—	—	409	—	—	—	409
Elimination of deferred compensation upon adoption of SFAS No. 123R	—	—	(5,696)	—	5,696	—	—

Balance, December 31, 2005	43,787	$438	$320,557	$(1,090)	$—	$(403,875)	$(83,970)
(Continued)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

				Accumulated
	Common Stock		Additional	Other
	Number of	Par	Paid-in	Comprehensive	Deferred	Accumulated
	Shares	Value	Capital	Income (Loss)	Compensation	Deficit	Total
Balance, December 31, 2005	43,787	$438	$320,557	$(1,090)	$—	$(403,875)	$(83,970)

Net income	—	—	—	—	—	21,309	21,309
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities	—	—	—	676	—	—	676

Total comprehensive income							21,985
Exercise of stock options	230	2	1,088	—	—	—	1,090
Share-based payment expense, net	(18)	—	4,454	—	—	—	4,454

Balance, December 31, 2006	43,999	$440	$326,099	$(414)	$—	$(382,566)	$(56,441)

Net income	—	—	—	—	—	83,053	83,053
Other comprehensive income, net of tax:
Net unrealized gain on available-for-sale securities	—	—	—	519	—	—	519
Currency translation adjustment	—	—	—	221	—	—	221

Total comprehensive income							83,793
Exercise of stock options	114	1	576	—	—	—	577
Share-based payment expense, net	23	—	8,099	—	—	—	8,099
Issuance of stock for employee stock purchase plan	64	1	544	—	—	—	545

Balance, December 31, 2007	44,200	$442	$335,318	$326	$—	$(299,513)	$36,573

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Six Months	Year
			Ended	Ended
	Year Ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Cash flows from operating activities:
Net income (loss)	$83,053	$21,309	$(291,337)	$(89,606)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,874	13,290	11,405	22,681
Write-off of equipment	5,124	—	—	—
Amortization of debt securities premium/discount	28	689	355	2,555
Write-off and amortization of debt issuance costs	1,776	4,304	941	1,829
(Gain) loss on sale of equity investment	—	(13,844)	3,470	12,913
(Gain) loss on sale of assets	(26)	35	148	(5)
Gain on redemption of notes payable	(519)	(9,212)	(406)	(151)
Deferred income taxes	—	—	(10,966)	79,380
Acquired in-process research and development	—	11,000	10,000	—
Share-based compensation	8,268	4,454	409	753
Non-cash write down of goodwill and intangibles	—	—	284,101	—
Change in fair value of derivative	—	—	—	1,463
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	332	(1,172)	11,551	339
Increase in inventories	(4,679)	(1,604)	(335)	(4,464)
(Increase) decrease in other current assets	(902)	244	138	(9,507)
(Decrease) increase in accounts payable	(15,340)	14,879	165	1,211
Increase (decrease) in accrued expenses	6,442	(955)	(5,767)	3,873
Decrease in other, net	—	(110)	(476)	(1,003)

Net cash provided by operating activities	100,431	43,307	13,396	22,261

Cash flows from investing activities:
Purchase of property and equipment	(17,563)	(9,694)	(4,444)	(3,106)
Purchase of acquired in-process research and development	—	(11,000)	(10,000)	—
Purchase of product rights	(17,500)	(35,000)	—	—
Proceeds from sale of investments in equity securities	—	20,209	7,481	30,647
Proceeds from sale of marketable securities	205,618	193,250	30,525	33,000
Purchase of marketable securities	(412,887)	(611,743)	(174,887)	(219,855)
Maturities of marketable securities	209,727	353,962	163,448	115,694

Net cash (used in) provided by investing activities	(32,605)	(100,016)	12,123	(43,620)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,122	1,090	19	229
Employee stock purchase plan	131	—	—	—
Proceeds from issuance of notes payable	—	275,000	—	—
Redemption of notes payable	(49,732)	(262,146)	(4,594)	(849)
Cash payment for debt issuance costs	—	(7,726)	—	—

Net cash (used in) provided by financing activities	(48,479)	6,218	(4,575)	(620)

Net increase (decrease) in cash and cash equivalents	19,347	(50,491)	20,944	(21,979)
Cash and cash equivalents at beginning of period	20,706	71,197	50,253	72,232

Cash and cash equivalents at end of period	$40,053	$20,706	$71,197	$50,253

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) Company Overview
          Enzon Pharmaceuticals, Inc. (Enzon or the Company) is a biopharmaceutical company dedicated to the development and commercialization of important medicines for patients with cancer and other life-threatening conditions. The Company operates in three business segments: Products, Royalties and Contract Manufacturing. Product sales revenues are comprised of sales of four U.S. Food and Drug Administration (FDA) approved products, Oncaspar, DepoCyt, Abelcet and Adagen. The Company derives income from royalties on sales of products by other companies that use its proprietary PEGylation technology, including PEG-INTRON, marketed by Schering-Plough Corporation (Schering-Plough) and Macugen, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. The Company manufactures products for third parties in its contract manufacturing operations. Expenditures include the development of additional products under various stages of development, as well as costs related to the sales and manufacture of products.
          Effective December 31, 2005, the Company changed its fiscal year end from June 30 to December 31 in order to better align with its industry. Accordingly, the information contained herein relating to the results of operations and cash flows is for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005.
          The Company’s business is subject to significant risks and uncertainties including, but not limited to:
•	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its collaborative partners.

•	The risk that the Company will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of the Company’s marketed products or products sold by others from which the Company derives royalty revenues. Such sales declines could result from increased competition, loss of patent protection, pricing, supply shortages and/or regulatory constraints.

•	The risk, due to limited or single sources of supply for major products, that the Company will be unable to obtain critical compounds used in the manufacture of its products at economically feasible prices or at all, or that one of its key suppliers will experience manufacturing problems or delays.

•	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications as well as their decisions regarding labeling and other matters could affect the commercial potential of its products or developmental products.

•	The risk that the Company will fail to obtain adequate financing to meet its future capital and financing needs.

•	The risk that key personnel will leave the Company.
(2) Summary of Significant Accounting Policies
     Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of the Company’s Canadian operations are translated into U.S. dollar equivalents at rates in effect at the balance sheet date. Translation adjustments are recorded in stockholders’ equity in accumulated other comprehensive income (loss).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
     Financial Instruments
          The carrying values of cash, cash equivalents, short-term investments, restricted investments and cash, accounts receivable, other current assets, accounts payable, accrued expenses and accrued interest, included in the Company’s consolidated balance sheets approximated their fair values at December 31, 2007 and 2006 due to their short-term nature. Marketable securities are carried on the consolidated balance sheets at fair value based primarily on quoted market prices. The carrying values of the Company’s 4% convertible senior unsecured notes outstanding at December 31, 2007 and 2006 was $275.0 million and the fair value of these notes was $325.6 million and $290.8 million at December 31, 2007 and 2006, respectively. The 4.5% convertible subordinated notes were carried at $72.4 million and $122.6 million as of December 31, 2007 and 2006, respectively, and had fair values of $72.0 million and $117.4 million as of each of those dates, respectively. Fair value of the Company’s notes payable is based on quoted market prices.
     Cash Equivalents
          The Company considers all highly liquid debt instruments with remaining maturities at the date acquired not exceeding three months to be cash equivalents. Cash equivalents consist primarily of money market funds. As of December 31, 2007 and 2006 the Company held $19.1 million and $14.4 million of cash equivalents, respectively.
     Investments and Marketable Securities
          The Company classifies its investments in debt and equity securities as either short-term or long-term based upon their stated maturities and the Company’s intent and ability to hold them. Investments with stated maturities of one year or less are classified as current assets. Investments in debt securities with stated maturities greater than one year and marketable equity securities are classified as noncurrent assets when the Company has the intent and ability to hold such securities for at least one year. Short-term investments are further classified as restricted or unrestricted with restricted investments and cash being held exclusively for the repayment or repurchase of the Company’s 4.5% convertible subordinated notes due July 1, 2008.
          Investments in marketable equity securities and debt securities, including auction rate securities are classified as available-for-sale. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, when appropriate, included in the determination of other comprehensive income (loss) and reported in stockholders’ equity (deficit). The fair value of almost all securities is determined by quoted market prices.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*
U.S. Government and GSE debt	$9,796	$2	$(19)	$9,779
U.S. corporate debt	136,037	83	(97)	136,023
Auction rate securities	51,375	—	(240)	51,135
Other	2,308	333	—	2,641

	$199,516	$418	$(356)	$199,578

*	Included in short-term investments $123,907, restricted investments $55,018 and marketable securities $20,653 at December 31, 2007.
          The amortized cost, gross unrealized holding gains or losses, and fair value for securities available-for-sale by major security type at December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*
U.S. Government and GSE debt	$36,003	$—	$(260)	$35,743
U.S. corporate debt	133,904	7	(230)	133,681
Auction rate securities	48,075	—	—	48,075
Other	2,374	26	—	2,400

	$220,356	$33	$(490)	$219,899

*	Included in short-term investments $152,838 and marketable securities $67,061 at December 31, 2006.
          The Company holds auction rate securities for which interest or dividend rates are generally reset for periods of up to 90 days at which time, the Company has the option of selling the securities. The auction rate securities outstanding at December 31, 2007 and 2006 were investments in state government bonds and corporate securities. As of January 31, 2008, the Company’s holdings of auction rate securities was reduced to $22.0 million through the planned liquidation of restricted investments in order to repurchase outstanding debt.
          Restricted investments and cash are held in a separate account for the sole purpose of repayment or repurchase of the Company’s 4.5% convertible subordinated notes due July 1, 2008. As of December 31, 2007, restricted investments amounted to $55.0 million of which $29.0 million was held in auction rate securities and restricted cash amounted to $18.6 million. By the end of January 2008, all auction rate securities in the restricted funds had been liquidated.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $2.3 million as of December 31, 2007 and $1.8 million as of December 31, 2006. The assets of the deferred compensation plan also include cash ($0.6 million and $0.3 million at December 31, 2007 and 2006, respectively). There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities include $0.3 million of corporate equity securities as of December 31, 2007.
          Maturities of marketable debt securities, excluding $2.6 million, the majority of which is related to the Company’s Executive Deferred Compensation Plan, at December 31, 2007 were as follows (in thousands):

Maturing During the Year
ended December 31,	Amortized Cost	Fair Value
2008	$178,855	$178,583
2009	18,353	18,354

	$197,208	$196,937

          Net realized gains (losses) from the sale of short-term investments, marketable securities and equity securities included in net income (loss) for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 were a gain of $0.1 million, a gain of $13.8 million, a loss of $3.5 million and a loss of $12.9 million, respectively.
          Pursuant to Financial Accounting Standards Board Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date. The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of December 31, 2007. The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2007 (in thousands):

	Less than 12 months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss

U.S. corporate debt(1)	$49,951	$(81)	$15,466	$(16)
U.S. Government and GSE debt(2)	3,283	(13)	3,994	(6)
Auction rate securities(3)	1,260	(240)	—	—

Total	$54,494	$(334)	$19,460	$(22)

(1)	U.S. corporate debt. The unrealized losses of $97,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at December 31, 2007.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(2)	U.S. Government and GSE debt. The unrealized losses of $19,000 in the U.S. Government and government-sponsored enterprise, or GSE mortgage-backed securities were attributable to increases in interest rates. These holdings do not permit the issuer to settle the securities at a price less than the amortized cost. Further, because the declines in market value are due to increases in interest rates and not the credit quality of the issuer, and the Company has the ability and the intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. Government and GSE debt to be other-than-temporarily impaired at December 31, 2007.

(3)	The Company’s investments in auction rate securities are AAA or AA rated. During the latter portion of 2007, auctions for one such security, having a cost basis of $1.5 million, were not successful. When the auctions are not successful, the interest rates on these investments increase as does the risk associated with their illiquidity. The Company has reported these securities at their estimated fair value as provided by its investment advisers and recognized the unrealized loss in other comprehensive income. The Company has the intent and ability to hold these investments until recovery of the cost and does not believe the impairment to be other than temporary. The Company will continue to monitor these securities and will recognize an impairment loss in earnings at such time as it is determined to be permanent. Auctions generally occur at regular intervals of up to 90 days.
     Investments in Equity Securities
          During the year ended December 31, 2006, the Company sold its remaining 1,023,302 shares of common stock of Nektar Therapeutics, Inc. (Nektar). The disposition of the shares resulted in cash proceeds of $20.2 million and a gain of $13.8 million reported in investment income, net in the year ended December 31, 2006. For the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, cash inflows from the sale of equity securities were $7.5 million and $30.6 million, respectively. These cash flows related primarily to the sale by the Company of its holdings in NPS Pharmaceuticals common stock resulting in losses of $3.5 million and $12.9 million in the six months ended December 31, 2005 and the year ended June 30, 2005, respectively.
     Revenue Recognition
          The Company ships product to customers primarily FOB shipping point and utilizes the following criteria to determine appropriate revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured. Revenues from product sales and contract manufacturing are recognized when title passes to the customer, generally at the time of shipment. For product sales, a provision is made at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates, returns (estimates of these adjustments are based on historical trends) and distribution service fees. See below for further information regarding these sales provisions.
          Royalty revenue from the Company’s agreements with third parties is recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          At the request of the customer, certain contract manufacturing arrangements involve the transfer of title of the finished product to the customer prior to shipment. The product in question is manufactured to the unique specifications of the customer and cannot be used to fill other orders. If all necessary conditions are met, including: the product is complete and ready for shipment, the risks of ownership have passed to the customer and the customer pays for storage of the product at the Company’s facility, the Company will recognize revenue.
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
     Accounts Receivable
          The Company records its allowance for doubtful accounts by applying historical collection percentages to its aged accounts receivable balances and by analyzing the collectibility of known risks. The Company ages its accounts receivable based on its terms of sales. The allowance for doubtful accounts was $280,000 and $245,000 at December 31, 2007 and 2006, respectively. Historically, bad debts have been minimal.
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
          These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balance and totaled $4.6 million, including $2.6 million in reserves for chargebacks, as of December 31, 2007. At December 31, 2006 these sales provision accruals totaled $5.1 million, including $3.4 million in reserves for chargebacks. The Company continually monitors the adequacy of the accrual by comparing the actual payments to the estimates used in establishing the accrual.
     Inventories
          Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes the cost of raw materials, labor and overhead.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
     Long-Lived Assets
          Long-lived assets, including amortizable intangible assets, are tested for impairment in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This testing is performed when impairment indicators are present. Impairment indicators are events or circumstances that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. SFAS No. 144 testing for the recoverability of an asset group is performed initially by comparing the carrying amount of the asset group to the future undiscounted net cash flows to be generated by the assets. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the asset group must be determined and the Company would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts that are based on management’s best estimates and judgment. Actual results may differ from these estimates. Refer to Note 7 regarding a December 2005 impairment write-down.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
          In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. Upon adoption of FIN 48, as amended, as of January 1, 2007, the Company had no tax positions relating to open income tax returns that were considered to be uncertain. Accordingly, the Company had no liability for such uncertain positions nor did it establish such a liability upon adoption of FIN 48 nor during the year ended December 31, 2007. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.
     Foreign Currency Transactions
          Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded the impact of foreign currency transaction gains of $368,000, losses of $20,000, gains of $110,000 and gains of $39,000 for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the year ended June 30, 2005, respectively. Gains and losses from foreign currency transactions are included as a component of other income (expense).
     Concentrations of Risk
          The Company’s holdings of financial instruments are comprised principally of debt securities, auction rate securities and time deposits. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests the majority of its investments in the shorter-end of the maturity spectrum, and at December 31, 2007 all of its holdings were in instruments maturing in two years or less, or having a market that enables flexibility in terms of timing of disposal.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          A significant portion of the Company’s product sales are to wholesalers in the pharmaceutical industry. The Company monitors the creditworthiness of customers to whom it grants credit terms and has not experienced significant credit losses. The Company does not normally require collateral or any other security to support credit sales. However, the Company maintains limited credit insurance to mitigate potential losses.
          The Company’s top three wholesalers accounted for 38%, 41%, 50% and 59% of gross product sales for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the year ended June 30, 2005, respectively, and 46% and 28% of the gross accounts receivable balance at December 31, 2007 and 2006, respectively.
     Share-Based Compensation Plans
          The Company adopted SFAS No. 123R, “Share-Based Payment (Revised 2004)”, effective July 1, 2005, which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123R using the modified prospective application method under which the provisions of SFAS No. 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based on the award’s original estimate of fair value (in the case of options, based on the Company’s original estimate of fair value, and in the case of restricted stock and restricted stock units (RSUs), based on the closing price of the Company’s common stock on the date of issuance). Compensation costs for option and share awards to employees associated with the manufacturing process are largely embodied in product standard costs and production variances and consequently flow through to cost of products sold and contract manufacturing as inventory is sold. Results for prior periods have not been restated. In connection with the adoption of SFAS No. 123R, the deferred stock compensation at June 30, 2005 of $5.7 million relating to previous grants of restricted stock was offset against additional paid-in capital (APIC).
          The Company elected to apply the short-cut method to determine the hypothetical APIC pool provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, pursuant to which, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, including the hypothetical APIC pool, and then to tax expense. The Company does not anticipate experiencing a charge to tax expense for shortfalls in the foreseeable future. The cash flows resulting from excess tax benefits are classified as financing cash flows. For the years ended December 31, 2007 and 2006 and the six months ended December 31, 2005, there was no tax benefit resulting from share-based compensation cost due to the Company’s net operating loss position.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS No. 123 for the fiscal year ended June 30, 2005 (in thousands except per-share amounts). In computing the pro forma amounts, forfeitures were accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts:

Year ended
June 30, 2005
Net loss
As reported	$(89,606)
Add stock-based employee compensation expense included in reported net loss, net of tax (1)	755
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax (1)	(27,680)

Pro forma net loss	$(116,531)

Net loss per common share-basic:
As reported	$(2.06)
Pro forma	$(2.68)
Net loss per common share-diluted:
As reported	$(2.06)
Pro forma	$(2.68)

(1)	Information has not been tax-effected as a result of the Company’s net operating loss position and related valuation allowance in that year.
          The weighted-average fair value per share was $5.75 for stock options, as if accounted for under SFAS No. 123 and granted in fiscal year ended June 30, 2005. The fair value of stock options was estimated using the Black-Scholes option-pricing model. The Black-Scholes model considers a number of variables, including the exercise price and the expected life of the option, and the current price of common stock. In addition, the model used to compute the fiscal year ended June 30, 2005 proforma charge employs an expected risk-free interest rate of 3.63%, an expected weighted average volatility of 58%, an expected weighted average term until exercise of 5.18 years and no dividends.
          Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Cash Flow Information
     Cash payments for interest were approximately $16.8 million and $22.9 million for the years ended December 31, 2007 and 2006, respectively, $9.0 million for the six months ended December 31, 2005 and $18.0 million for the year ended June 30, 2005. There were $509,000, $118,000, $182,000 and $632,000 of income tax payments made for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the year ended June 30, 2005, respectively.
     In December 2006, the Company entered into a supply agreement with Ovation Pharmaceuticals, Inc. (Ovation) related to the active ingredient used in the production of Oncaspar. The agreement required the Company to pay, among other things, a $17.5 million license fee in February 2007.
     The Company has revised its previously reported 2006 cash and cash equivalents and short-term investments to reflect a change in classification of auction rate securities. Cash and cash equivalents as of December 31, 2006, December 31, 2005 and June 30, 2005, was reduced and short-term investments was increased by $7.7 million, $5.3 million and $5.3 million, respectively. The Company also reduced the beginning-of-period cash and cash equivalents balance in the June 2005 statement of cash flows by $5.3 million. The Company revised its purchases of marketable securities in the 2006 statement of cash flows from $609.3 million to $611.7 million to reflect the increased balance that year of these auction rate securities of $2.4 million (from $5.3 million to $7.7 million). The effect of these revisions on the Company's previously reported financial statements was immaterial.
Reclassifications
     Certain amounts previously reported have been reclassified to conform to the year ended December 31, 2007 presentation.
(3) Comprehensive Income
     Comprehensive income consists of net income (loss) and net unrealized gain (loss) on available-for-sale securities and is presented in the consolidated statements of stockholders’ equity (deficit).
     The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

			Six Months	Year
			Ended	Ended
	Year Ended December 31,		December 31,	June 30
	2007	2006	2005	2005
Net income (loss)	$83,053	$21,309	$(291,337)	$(89,606)

Other comprehensive income (loss):
Unrealized gain (loss) on securities that arose during the year, net of tax(1)	624	14,520	6,897	(5,886)
Currency translation adjustment	221	—	—	—
(Loss) gain included in net income (loss), net of tax (1)	(105)	(13,844)	(3,460)	8,689

	740	676	3,437	2,803

Total comprehensive income (loss)	$83,793	$21,985	$(287,900)	$(86,803)

(1)	Information for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 has not been tax-effected as a result of the Company’s net operating loss position and related valuation allowance in those periods.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
     For purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, nonvested shares, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible subordinated notes and/or convertible senior notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes were converted into common stock.
     The dilutive effect of stock options and nonvested shares takes into account a number of treasury shares calculated using assumed proceeds. Assumed proceeds include compensation costs to be attributed to future service and not yet recognized, the cash paid by the holders of stock options to exercise, withholding and contributions pursuant to the ESPP and the excess, if any, of tax benefits that would be credited to APIC, related to share-based compensation.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     The following table represents the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss) available for common stockholders for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the year ended June 30, 2005 (in thousands):

			Six Months	Year
			Ended	ended
	Year Ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Earnings Per Common Share – Basic:
Net income (loss)	$83,053	$21,309	$(291,337)	$(89,606)

Weighted average common shares outstanding	43,927	43,600	43,520	43,486

Basic earnings (loss) per share	$1.89	$0.49	$(6.69)	$(2.06)

Earnings Per Common Share – Diluted:
Net income (loss)	$83,053	$21,309	$(291,337)	$(89,606)
Add back interest expense on 4% convertible notes, net of tax	11,000	6,661	N/A	N/A

Adjusted net income	$94,053	$27,970	$(291,337)	$(89,606)

Weighted-average common shares outstanding	43,927	43,600	43,520	43,486
Weighted-average incremental shares related to ESPP and vesting of nonvested shares	204	—	—	—
Weighted-average incremental shares assuming conversion of 4% notes	28,796	17,779	N/A	N/A

Weighted-average number of common shares outstanding and common share equivalents	72,927	61,379	43,520	43,486

Diluted earnings (loss) per share	$1.29	$0.46	$(6.69)	$(2.06)

     The 4.5% convertible subordinated notes have had no dilutive effect due to the fact that their historically relatively high conversion price influences the denominator of the earning-per-share computation less significantly than does the add-back of interest to the numerator.
     As of December 31, 2007, 2006, 2005 and June 30, 2005, the Company had potentially dilutive common stock equivalents, other than those related to the 4% convertible notes in 2007 and 2006, excluded from the computation of diluted earnings per share, amounting to 9.4 million, 9.7 million, 12.5 million and 11.7 million shares, respectively. These common stock equivalents would have been anti-dilutive.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(5) Inventories
     Inventories, net of reserves consist of the following (in thousands):

	December 31,	December 31,
	2007	2006
Raw materials	$9,809	$7,321
Work in process	5,419	4,444
Finished goods	7,069	5,853

	$22,297	$17,618

(6) Property and Equipment
     Property and equipment consist of the following (in thousands):

	December 31,	December 31,	Estimated
	2007	2006	Useful lives
Land	$1,500	$1,500
Building	4,800	4,800	27 years
Leasehold improvements	32,672	27,202	3-15 years*
Equipment	38,867	28,967	3-7 years
Furniture and fixtures	4,440	3,497	7 years
Vehicles	64	31	7 years

	82,343	65,997
Less: Accumulated depreciation	37,031	26,506

	$45,312	$39,491

*	Shorter of the lease term or lives indicated
     Depreciation charged to operations relating to property and equipment totaled $6.5 million, $5.1 million, $2.5 million and $4.8 million for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, respectively.
     In connection with the announced planned closure of the Company’s South Plainfield manufacturing facility, the Company accelerated the remaining depreciation on certain assets, primarily manufacturing equipment, located there. The acceleration amounted to $5.1 million and was reported in restructuring charge on the consolidated statement of operations for the year ended December 31, 2007. The affected equipment was decommissioned as a result of decisions regarding validation of manufacturing processes at the Company’s facility in Indianapolis, Indiana, and as a result, such equipment will not be transferred to Indianapolis. (Refer to Note 10).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(7) Intangible Assets
     Intangible assets consist of the following (in thousands):

			Weighted
			Average
	December 31,	December 31,	Remaining
	2007	2006	Useful lives
Product acquisition costs	$78,694	$78,694	6.6 years
Product patented technology	6,000	6,000	7.0 years
Manufacturing patent	9,000	9,000	7.0 years
Patent	1,875	1,875	*

	95,569	95,569	6.7 years
Less: Accumulated amortization	27,428	17,059

	$68,141	$78,510

*	Fully amortized
     Intangibles amortization for the year ended December 31, 2007 was $10.4 million of which $9.7 million was charged to cost of products sold and $0.7 million to amortization expense. Intangibles amortization charges totaled $8.1 million for the year ended December 31, 2006 ($7.4 million to cost of products sold and $0.7 million amortization expense). For the six months ended December 31, 2005, total amortization of $8.9 million was allocated $2.2 million to cost of products sold and $6.7 million to amortization expense. For the fiscal year ended June 30, 2005, total amortization of $17.9 million was incurred, of which $4.5 million was charged to cost of products sold and $13.4 million to amortization expense.
     Estimated future annual amortization expense for the years 2008 through 2012 is $10.3 million per year, approximately $9.7 million of which will be charged to cost of products sold. Amortization expense decreased significantly in 2007 and 2006, respectively, due to the December 2005 impairment of Abelcet intangibles discussed below. The Company does not have intangibles with indefinite useful lives.
     During the quarter ended December 31, 2005, the Company identified an impairment indicator related to declining revenues of Abelcet. Subsequent analysis of Abelcet-related intangible assets resulted in recognizing an impairment charge in the Products segment of $133.1 million. At the same time, the Company changed the basis upon which it reported its business segments. This necessitated the allocation of then-existing goodwill to the newly identified reporting units on a relative fair value basis. An impairment test then revealed that the goodwill was impaired in its entirety. The $151.0 million write-off resulted in $144.0 million and $7.0 million being charged to the Products and Contract Manufacturing reporting units, respectively. The aggregate goodwill and intangibles impairment write-down recognized in December 2005 amounted to $284.1 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(8) Accrued Expenses
     Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2007	2006
Accrued compensation	$12,731	$8,289
Accrued Medicaid rebates	1,382	1,335
Accrued professional and consulting fees	348	389
Accrued clinical trial costs	281	17
Accrued insurance and taxes	2,659	859
Product acquisition	—	17,500
Other	3,704	2,887

	$21,105	$31,276

(9) Notes Payable
     The table below reflects the composition of the notes payable balances as of December 31, 2007 and 2006 (in thousands):

	December 31,		December 31,
	2007		2006
4.5% Convertible Subordinated Notes due July 1, 2008	$72,391	*	$122,642
4% Convertible Senior Notes due June 1, 2013	275,000		275,000

	$347,391		$397,642

*	Classified as current liabilities as of December 31, 2007.
     The 4.5% notes mature on July 1, 2008 and are convertible, at the option of the holders, into common stock of the Company at a conversion price of $70.98 per share at any time on or before July 1, 2008. The 4.5% notes are subordinated to all existing and future senior indebtedness. Upon occurrence of a “fundamental change,” as defined in the indenture governing the notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. The Company may redeem any or all of the 4.5% notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. Because the 4.5% notes mature in less than twelve months from December 31, 2007, they are classified as current liabilities in the Company’s consolidated balance sheet as of December 31, 2007. Approximately $73.6 million needed for repayment or repurchase of the remaining balance of the 4.5% notes payable outstanding as of December 31, 2007 was set aside and stated separately on the consolidated balance sheet as restricted investments and cash. The assets in this segregated account may be used only for purposes of retiring the 4.5% notes. In January 2008, the outstanding balance of the 4.5% notes payable was reduced to $12.5 million through further repurchases, at a net discount of $0.4 million to par, thereby also reducing the balance of restricted investments and cash.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     The 4% notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company. The 4% notes may be converted at the option of the holders into the Company’s common stock at an initial conversion price of $9.55 per share. At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the 4% notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.
     In connection with the Company’s second-quarter 2006 issuance of $275.0 million of the 4% notes, the Company entered into a registration rights agreement whereby it agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission (SEC) to permit the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain its effectiveness for a period of two years beginning November 3, 2006 would result in additional interest of up to $1.2 million being payable on the 4% notes as of December 31, 2007. No amounts are owed, nor have any been recorded for failure to maintain the effectiveness of the registration statement.
     Repurchases in 2007 totaled $50.3 million in principal amount for cash expenditures of $49.7 million generating a small gain. Concurrent with the issuance of the 4% notes in 2006, a portion of the proceeds was used to repurchase $271.4 million of principal amount of 4.5% notes outstanding at a purchase price of approximately $262.1 million, yielding a gain in nonoperating income of $9.2 million. In addition, deferred interest of $0.2 million and $2.5 million was written off in 2007 and 2006, respectively, and included in interest expense on the consolidated statement of operations.
     Interest on the 4.5% notes is payable January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $1.6 million and $2.7 million as of December 31, 2007 and 2006, respectively. Interest on the 4% notes is payable on June 1 and December 1 of each year, commencing on December 1, 2006. Accrued interest on the 4% notes amounted to $1.0 million as of each year end December 31, 2007 and 2006.
     The Company incurred $7.7 million of costs in connection with the issuance of the 4% notes including legal, accounting and underwriting fees. These costs have been capitalized as a component of other assets and are being amortized over the approximately 84-month term of the 4% notes.
     The Company evaluates the accounting for the conversion feature of its 4.5% and 4% convertible notes in accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”. The Company concluded that no beneficial conversion feature existed at the inception of the notes. If the conversion features are required to be bifurcated in the future, changes in the fair value of the conversion features would be included in operations in each period.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(10) Restructuring
     During the first quarter of 2007, the Company announced plans to consolidate manufacturing operations in its Indianapolis, Indiana location. This action was taken as part of the Company’s continued efforts to streamline operations. All operations at the Company’s South Plainfield, New Jersey facility are expected to be transferred to the Company’s Indianapolis facility in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees of approximately $3.5 million all of which relate to the Products segment. These amounts will be paid in 2008 upon the successful transfer of production to the Company’s Indianapolis facility and closure of the South Plainfield facility. The Company has recognized severance costs of $2.2 million in 2007.
     In addition, the Company has recognized approximately $7.0 million during 2007 in equipment write-downs and cost of validation batches related to the restructuring. Certain assets consisting primarily of manufacturing equipment that will not be transferred to the Indianapolis facility, nor continue to be used in manufacturing at the South Plainfield facility were decommissioned during 2007. Accordingly, the Company fully recognized the remaining depreciation totaling $5.1 million on these assets and reported it as a restructuring charge. In the three months ended June 30, 2007, $1.9 million, being the cost of validation batches at the Indianapolis facility for Oncaspar and Adagen, was expensed and included in cost of product sales.
     The Company may experience additional costs associated with lease termination or sublease of the South Plainfield facility. Such costs will be incurred and recognized when the Company ceases use of the property in 2008. However, the Company does not know at this time what the final use or disposition of the leased South Plainfield facility will be.
     During 2007, the Company recognized $0.4 million of employee severance and related benefits when it combined its previous two specialized sales forces into one sales team. This, in addition to severance costs and equipment write-downs associated with the manufacturing consolidation brought total 2007 restructuring charges to $7.7 million.
(11) Gain on Sale of Royalty Interest
     During 2007, the Company sold a 25% interest in future royalties payable to it by Schering-Plough on net sales of PEG-INTRON occurring after June 30, 2007. The purchaser of the 25% interest will be obligated to pay an additional $15.0 million to the Company in the first quarter of 2012 if it receives a certain threshold level of royalties on sales of PEG-INTRON occurring from July 1, 2007 through December 31, 2011. The gain on the sale of the royalty interest, net of related costs, was $88.7 million. The $15.0 million contingent gain will be recognized when and if the contingency is removed and collection is assured.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(12) Stockholders’ Equity
Preferred Stock
     The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 600,000 are designated as Series B in connection with the Shareholder Rights Plan.
Common Stock
     As of December 31, 2007, the Company has reserved shares of its common stock for the purposes detailed below (in thousands):

Non-Qualified and Incentive Stock Plans	12,071
Shares issuable upon conversion of 4.5% Notes due 2008	1,020
Shares issuable upon conversion of 4% Notes due 2013	28,796
Employee Stock Purchase Plan	936

42,823

Shareholder Rights Plan
     During May 2002, the Company adopted a shareholder rights plan (Rights Plan). The Rights Plan involves the distribution of one preferred share purchase right (Right) as a dividend on each outstanding share of the Company’s common stock to each holder of record on June 3, 2002. Each Right shall entitle the holder to purchase one-thousandth of a share of Series B Preferred Stock (Preferred Shares) of the Company at a price of $190.00 per one-thousandth of a Preferred Share. The Rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of the Company’s common stock while the Rights Plan remains in place, then, unless (i) the Rights are redeemed by the Company for $0.01 per right or (ii) the Board of Directors determines that a tender or exchange offer for all of the outstanding common stock of the Company is in the best interest of the Company and the stockholders, the Rights will be exercisable by all Rights holders except the acquiring person or group for one share of the Company or in certain circumstances, shares of the third party acquirer, each having a value of twice the Right’s then-current exercise price. Pursuant to an amendment to the Rights Plan dated January 7, 2008, stockholders who report beneficial ownership of the Company’s common stock on Schedule 13G under the Securities Exchange Act of 1934, as amended, may beneficially own less than 20% of the outstanding shares of common stock of the Company without becoming an acquiring person and thereby triggering the rights under the Rights Plan. The Rights will expire on May 16, 2012.
(13) Stock Options
     Through the Compensation Committee of the Board of Directors, the Company administers the 2001 Incentive Stock Plan which provides incentive and non-qualified stock option benefits for employees, officers, directors and consultants. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100% of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted. As of December 31, 2007, 12.1 million shares of common stock were reserved for issuance pursuant to options and awards under the plan.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     The 2001 Incentive Stock Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in December 2001. This Plan, as amended, had 10,000,000 shares of common stock issuable for the grant of stock options and other stock-based awards to employees, officers, directors, consultants, and independent contractors providing services to Enzon and its subsidiaries as determined by the Board of Directors or by a committee of directors designated by the Board of Directors to administer the plan.
     A 1987 Non-Qualified Stock Option Plan was adopted by the Company’s Board of Directors in November 1987 and expired effective November 2007. Accordingly no additional grants of stock options are to be made from this plan although previously awarded option grants remain outstanding.
     In April 2007, the Board of Directors adopted a new compensation plan for non-employee directors (the 2007 Outside Director Compensation Plan or the 2007 Plan). Under the 2007 Plan, each non-employee director is to receive options to purchase shares of common stock annually on the first trading day of the calendar year. Using the Black-Scholes option pricing model, each eligible participant may purchase that number of shares that aggregates $75,000 in value. These grants are made under the 2001 Incentive Stock Plan. The exercise price of the annual grant is equal to the closing price of the common stock on the date of grant; it vests in one tranche on the first anniversary date; and expires on the tenth anniversary date of the grant. In addition, upon election of a new non-employee director to the Board, such newly elected director is to receive a grant of options with a Black-Scholes value of $75,000 to purchase shares of common stock (the exercise price of which is equal to the closing price of the common stock on the date of grant). These options vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the Board on each such date. Furthermore, for the Chairperson of the Board, if not an employee of the Company, the number of options granted annually and upon election is twice the number mentioned above.
     The following is a summary of the activity in the Company’s Stock Option Plans which include the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)

Outstanding at January 1, 2007	6,708	$12.36
Granted at exercise prices which equaled the fair value on the date of grant	2,070	$8.52
Exercised	(114)	$5.08
Forfeited	(40)	$8.06
Expired	(239)	$18.38

Outstanding at December 31, 2007	8,385	$11.36	7.44	$4,636

Vested and expected to vest at December 31, 2007	7,599	$11.71	7.31	$4,216

Exercisable at December 31, 2007	5,184	$13.38	6.68	$3,110

     The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 and the six months ended December 31, 2005 was $3.57, $3.46 and $3.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and the six months ended December 31, 2005 was $505,000, $869,000 and $21,000, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     In the years ended December 31, 2007 and 2006, the Company recorded share-based compensation of $4.8 and $2.7 million respectively, related to stock options, which was included in the Company’s net income for the period, predominantly in selling, general and administrative expense. In the six months ended December 31, 2005, share-based compensation cost related to stock options was $442,000. No compensation costs were capitalized into inventory during either period nor did the Company realize a net tax benefit related to share-based compensation expense. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.
     Cash received from share option exercise for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 was $0.6 million, $1.1 million, $19,000 and $229,000, respectively.
     The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The Company’s weighted average assumptions for expected volatility, expected term until exercise and risk-free interest rate are shown in the table below. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the Company’s historical exercise pattern. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. No dividend payments were factored into the valuations. Forfeiture rates, used for determining the amount of compensation cost to be recognized over the service period, are estimated based on stratified historical data. As of December 31, 2007, there was $8.9 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 21 months. During the year ended December 31, 2007, the grant-date fair value of options that vested was $3.4 million.

			Six Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Risk-free interest rate	4.7%	4.8%	4.2%
Expected volatility	37%	43%	56%
Expected term (in years)	5.5	5.2	4.7
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     The Board’s decision to accelerate the vesting of these options was in response to a review of the Company’s long-term incentive compensation programs in light of changes in market practices, current market prices of the Company’s stock and recently issued changes in accounting rules resulting from the issuance of SFAS No. 123R, which the Company was required to adopt effective July 1, 2005. Management believed that accelerating the vesting of these options prior to the adoption of SFAS No. 123R may have resulted in the Company not having to recognize compensation expense in the years ended December 31, 2007 and 2006 and six months ended December 31, 2005 in the amounts of $7.6 million, $9.6 million and $5.0 million, respectively, or in subsequent years through 2009 in the aggregate amount of $4.2 million.
(14) Restricted Stock and Restricted Stock Units (Nonvested Shares)
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
     Pursuant to the 2007 Outside Director Compensation Plan, each non-employee director is to receive a grant of restricted stock units for shares of common stock with a value of $75,000 annually on the first trading day after June 30. This grant is made under the 2001 Incentive Stock Plan. The number of shares covered by the annual grant is equal to $75,000 divided by the closing price of the common stock on the date of grant; it vests in three equal tranches on each of the first three anniversaries of the date of the grant if the recipient director remains on the Board on each such date. In addition, upon election of a new non-employee director to the Board, such newly elected director is to receive a grant of restricted stock units for shares of common stock in the amount of $75,000 (the number of shares covered by such grant being equal to $75,000 divided by the closing price of the common stock on the date of grant). These restricted stock units vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the Board on each such date. Furthermore, for the Chairperson of the Board, if not an employee of the Company, the number of restricted stock units granted annually and upon election is twice the number mentioned above.
     All nonvested shares are valued at fair value under SFAS No. 123R. The market price of the Company’s stock at grant date is factored by an expected vesting period forfeiture rate based on stratified historical data. This amount is then amortized over the vesting period on a straight-line basis.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     A summary of nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is provided below (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Nonvested	Fair Value
	Shares	Per Share
Nonvested at January 1, 2007	1,458	$8.18
Granted	522	$8.47
Vested	(88)	$10.98
Forfeited	(118)	$7.98

Nonvested at December 31, 2007	1,774	$8.14

     As of December 31, 2007, there was $10.1 million of total unrecognized compensation cost related to nonvested shares that the Company expects to be recognized over weighted average periods of 30 months. The total grant-date fair value of nonvested shares that vested during the year ended December 31, 2007 was $762,000.
     In the years ended December 31, 2007 and 2006, the Company recorded share-based compensation expense of $3.3 and $1.7 million related to nonvested share awards, which is included in the Company’s net income for the period, predominantly in selling, general and administrative expenses. In the six-months ended December 31, 2005, the cost recorded for nonvested share awards was $423,000. No compensation costs were capitalized into inventory during the period. The Company’s policy is to use newly issued shares to satisfy nonvested share awards. There has been no tax benefit realized to date related to tax deductions for nonvested shares.
(15) Employee Stock Purchase Plan
     In January 2007, the Board of Directors adopted the 2007 Employee Stock Purchase Plan (ESPP) which was approved by the Company’s stockholders in May 2007. An initial one million shares were reserved for issuance under the plan. All benefit-eligible employees of the Company may participate in the ESPP other than those who own shares or hold options or nonvested shares representing a combined 5% or more of the voting power of the Company’s outstanding stock. The ESPP permits eligible employees to purchase common stock through payroll deductions which may not exceed 15% of the employee’s compensation, as defined, at a price equal to 85% of the fair market value of the shares at the beginning of the offering period (grant date) or at the end of the offering period (purchase date), whichever is lower. There are two six-month offering periods in each plan fiscal year, beginning April 1 and October 1. The ESPP is intended to qualify under section 423 of the Internal Revenue Code. Individual participant purchases within a given calendar year are limited to $25,000 ($21,250 based on the 15% discount) and no more than 2,500 shares on any single purchase date. Unless terminated sooner, the ESPP will terminate on January 25, 2017.

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
     The initial assumptions used in the valuation for each offering period are reflected in the following table (no dividends were assumed).

	April 1, 2007	October 1, 2007
Risk-free interest rate	4.50%	4.50%
Expected volatility	20.00%	30.73%
Expected term (in years)	0.5	0.5
     Increases in individual withholding rates within the offering period could have the effect of establishing a new measurement date for that individuals future contributions. Compensation expense recognized for the ESPP was approximately $0.2 million for the year ended December 31, 2007, which was recorded in the same expense categories in the consolidated statement of operations as the underlying employee compensation. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. There was one stock purchase under the ESPP during the year ended December 31, 2007. Based upon the purchase price established as of September 30, 2007, the end of the Plan’s first offering period, 63,960 shares were allocated under the plan in October 2007.
(16) Income Taxes
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          The components of the income tax provision (benefit) are summarized as follows (in thousands):

			Six Months
	Year Ended		Ended	Year Ended
	December 31,		December 31,	June 30,
	2007	2006	2005	2005
Current:
Federal	$1,331	$127	$—	$—
State	194	456	(75)	340
Foreign	408	175	93	—

Total current	1,933	758	18	340

Deferred:
Federal	—	—	(9,395)	66,785
State	—	—	(1,570)	10,819

Total deferred	—	—	(10,965)	77,604

Income tax provision (benefit)	$1,933	$758	$(10,947)	$77,944

          The following table represents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

			Six Months
	Year Ended		Ended	Year Ended
	December 31,		December 31,	June 30,
	2007	2006	2005	2005
Income tax provision (benefit) computed at federal statutory rate	$29,745	$7,723	$(105,799)	$(4,082)
Nondeductible expenses	414	265	105	284
Add (deduct) effect of:
State income taxes (including sale and purchase of state net operating loss carryforwards), net of federal tax*	4,393	1,950	(16,350)	(414)
Federal research and development tax credits	(1,105)	(1,395)	549	(1,654)
Foreign income taxes	408	175	93	—
Increase (decrease) in beginning of period valuation allowance	(31,922)	(7,960)	110,455	83,810

Income tax provision (benefit)	$1,933	$758	$(10,947)	$77,944

           * Amount includes state net operating loss carryforwards and research and development credit carryforwards.
          During the six months ended December 31, 2005 and the fiscal year ended June 30, 2005, the Company recognized a tax benefit of $244,000 and $280,000, respectively, from the sale of certain state net operating loss carryforwards. No state net operating loss carryforwards were purchased or sold during the years ended December 31, 2007 nor 2006.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          At December 31, 2007 and 2006, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Inventories	$747	$874
Accrued compensation	5,410	2,499
Returns and allowances	3,811	2,899
Research and development credits carryforward	19,690	16,876
Federal AMT credits	3,044	1,718
Capital loss carryforwards	—	3,988
Write-down of carrying value of investment	3,407	3,407
Federal and state net operating loss carryforwards	29,827	57,792
Acquired in-process research and development	11,107	12,005
Unrealized loss on securities	20	187
Goodwill	40,433	44,545
Intangible assets	50,619	53,880
Share-based compensation	728	2,047
Other	1,593	1,633
Tax basis in excess of book basis of acquired assets	207	—

Total gross deferred tax assets	170,643	204,350
Less valuation allowance	(170,643)	(202,565)

	—	1,785

Deferred tax liabilities:
Book basis in excess of tax basis of acquired assets	—	(1,785)

	—	(1,785)

Net deferred tax assets	$—	$—

          A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $76.2 million that will expire in the years 2021 through 2026 and combined state net operating loss carryforwards of approximately $67.4 million that will expire in the years 2009 through 2025. The Company also has federal research and development tax credit carryforwards of approximately $15.2 million for tax reporting purposes, which expire in the years 2008 through 2027. In addition, the Company has $4.5 million of state research and development tax credit carryforwards, which will expire in the years 2016 through 2022. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          As of December 31, 2007, management believes that it is more likely than not that the net deferred tax assets will not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. As of December 31, 2007 and 2006, the Company had deferred tax assets of $170.6 million and $204.4 million, respectively. The Company has maintained a valuation allowance of $170.6 million and $202.6 million at December 31, 2007 and 2006, respectively. The net decrease in the valuation allowance for 2006 was due to the utilization of deferred tax assets to offset taxes payable associated with taxable income.
          The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company is currently not under examination by the U.S. Internal Revenue Service, however, the tax years 2004 through 2006 remain open to examination. State income tax returns for the states of New Jersey and Indiana are generally subject to examination for a period of 3-4 years after filing of the respective returns. The Company’s state income tax returns for the State of New Jersey are currently under examination. The Company’s Indiana state income tax returns are not currently under examination. Income tax returns for Canada are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company’s income tax returns are currently not under examination by Revenue Canada.
(17) Significant Agreements
     Santaris Pharma A/S Collaboration
          In July 2006, the Company entered into a license and collaboration agreement with Santaris Pharma A/S (Santaris) for up to eight RNA antagonists which the Company intends to develop. The Company obtained rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha and Survivin RNA targets. Santaris will design and synthesize RNA antagonists directed against up to six additional gene targets selected by the Company, and the Company will have the right to develop and commercialize those antagonists worldwide other than Europe. The Company made an initial payment of $8.0 million in the third quarter of 2006 and an additional $3.0 million in the fourth quarter of 2006 to Santaris for the rights to the HIF-1 alpha and Survivin antagonists and for identification of the six additional gene targets, respectively. The $11.0 million aggregate payment is reported as acquired in-process research and development in the consolidated statements of operations for the year ended December 31, 2006. The Company will be responsible for making additional payments upon the successful completion of certain compound syntheses and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.
     Schering-Plough Agreement
          As a result of a November 1990 agreement between the Company and Schering-Plough, the Company’s PEG technology was used to develop an improved version of Schering-Plough’s product INTRON A. Schering-Plough is responsible for marketing and manufacturing the product, PEG-INTRON, worldwide on an exclusive basis and the Company receives royalties on worldwide sales of PEG-INTRON for all indications. Schering-Plough’s obligation to pay the Company royalties on sales of PEG-INTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEG-INTRON expires in the country or 15 years after the first commercial sale of PEG-INTRON in such country. Currently, expirations are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
marketed by a third party in competition with PEG-INTRON where such third party is not Hoffmann-La Roche. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.
          The Company does not supply Schering-Plough with PEG-INTRON or any other materials and our agreement with Schering-Plough does not obligate Schering-Plough to purchase or sell specified quantities of any product.
          During the quarter ended September 30, 2007, the Company sold a 25% interest in future royalties payable to it by Schering-Plough Corporation on net sales of PEG-INTRON occurring after June 30, 2007. The purchaser of the 25% interest will be obligated to pay an additional $15.0 million to the Company in the first quarter of 2012 if it receives a certain threshold level of royalties on sales of PEG-INTRON occurring from July 1, 2007 through December 31, 2011. The gain on sale of the royalty interest, net of related costs, was $88.7 million. The $15.0 million contingent gain will be recognized when and if the contingency is removed and collection is assured.
     Sanofi-Aventis License Agreements
          The Company reacquired the rights to market and distribute Oncaspar in the U.S., Mexico, Canada and most of the Asia/Pacific region from Sanofi-Aventis in 2002. In return for the marketing and distribution rights, the Company paid Sanofi-Aventis $15.0 million and was also obligated to pay a royalty on net sales of Oncaspar in the U.S. and Canada through 2014. The $15.0 million payment is being amortized on a straight-line basis over 14 years. The license agreement may be terminated earlier by Sanofi-Aventis upon 60 days’ notice if the Company fails to make the required royalty payments or the Company decides to cease selling Oncaspar. Following the expiration of the agreement in 2014, all rights will revert back to the Company, unless the agreement is terminated earlier. The Company amended the license agreement effective January 2006, significantly reducing the royalty rate, with a single-digit royalty percentage payable by Enzon only on those aggregate annual sales of Oncaspar in the U.S. and Canada that are in excess of $25.0 million. In consideration for the amendment, Enzon made an upfront cash payment of $35.0 million to Sanofi-Aventis in January 2006. The $35.0 million payment is being amortized on a straight-line basis over its economic life of 8.5 years. In the event combined Oncaspar net sales in the U.S. and Canada exceed $30.0 million for two consecutive calendar years, the Company will be obligated to make a milestone payment of $5.0 million to Sanofi-Aventis. Net sales of Oncaspar in the U.S. and Canada in 2007 and 2006 were $33.7 million and $26.3 million, respectively. The Company continues to be obligated to make royalty payments through June 30, 2014. The amortization and royalty payments to Sanofi-Aventis are included in cost of sales of the product.
     Medac License Agreement
          In January 2002, the Company renewed an exclusive license to medac Gmbh (medac), a private company based in Germany, to sell Oncaspar and any PEG-asparaginase product developed by the Company or medac during the term of the agreement in most of Europe and parts of Asia. The Company’s supply agreement with medac provides for medac to purchase Oncaspar from the Company at certain established prices and meet certain minimum purchase requirements. Medac is responsible for obtaining additional approvals and indications in the licensed territories beyond the currently approved indication in Germany. The initial term of the agreement was for five years and automatically renewed for an additional five years through the end of 2011. Thereafter, the agreement will automatically renew for an additional two years unless either party provides written notice of its intent to terminate the agreement at least 12 months prior to the scheduled expiration date. Following the expiration or termination of the agreement, all rights granted to medac will revert back to the Company.

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
          The termination of the research and development collaboration with Micromet does not affect the Company’s other agreements with Micromet, including a cross-license agreement between the parties and a marketing agreement under which Micromet is the exclusive marketer of the two companies’ combined intellectual property estate in the field of single-chain antibody (SCA) technology. Micromet is the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreements executed by Micromet on behalf of the partnership will be shared equally by the two companies. In 2007 and 2006, the Company recorded $0.8 and $0.7 million, respectively related to its share of revenues from Micromet’s licensing activities, compared to $1.5 million during the six months ended December 31, 2005.
     NatImmune A/S License Agreement
          In September 2005, the Company entered into a license agreement with NatImmune A/S (NatImmune) for NatImmune’s lead development compound, recombinant human Mannose-binding Lectin (rhMBL), a protein therapeutic under development for the prevention of severe infections in MBL-deficient individuals undergoing chemotherapy. Under the agreement, the Company received exclusive worldwide rights, excluding the Nordic countries, and is responsible for the development, manufacture, and marketing of rhMBL. The $10.0 million upfront cost of the license agreement was charged to acquired in-process research and development in the six months ended December 31, 2005. During 2007 and 2006, the Company paid NatImmune $0.3 million and $2.1 million, respectively, for license milestones that was charged to research and development expense and will be responsible for making additional payments upon the successful completion of certain clinical development, regulatory, and sales-based milestones. NatImmune is also eligible to receive royalties from any future product sales of rhMBL by Enzon and retains certain rights to develop a non-systemic formulation of rhMBL for topical administration.
     Nektar Agreement
          In January 2002, the Company entered into a PEG technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of its PEG technology and patents to third parties. Nektar had the right to sub-license Enzon’s patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar’s profits for any products that utilize the Company’s patented PEG technology. However, on September 7, 2006, the Company gave notice to Nektar of its intention not to renew the provisions of its agreement with them that give Nektar the right to sub-license a portion of the Company’s PEG technology and patents to third-parties. This right terminated in January 2007. Nektar will only have the right to grant any additional sublicense to a limited class of our PEG technology. Existing sublicenses granted by Nektar are unaffected.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          Currently, the Company is aware of five third-party products for which Nektar has granted sublicenses to our PEG technology, including Hoffmann-La Roche’s Pegasys (peginterferon alfa-2a), OSI Pharmaceutical’s Macugen (pegaptanib sodium injection), UCB’s CimziaTM (certolizumab pegol, CDP870), Affymax and Takeda Pharmaceutical’s HematideTM and an undisclosed product of Pfizer’s. Pegasys is currently being marketed for the treatment of hepatitis C and Macugen is currently being marketed through a partnership between OSI Pharmaceuticals and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. Cimzia, a PEGylated anti-TNF-alpha antibody fragment is currently in Phase III development for the treatment of rheumatoid arthritis and Crohn’s disease. Hematide, a synthetic peptide-based erythropoiesis-stimulating agent is in two Phase II clinical trials for the treatment of anemia associated with chronic kidney disease and in anemic cancer patients undergoing chemotherapy.
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
     Pacira Agreement
          In December 2002, the Company entered into an agreement with Pacira (formerly known as SkyePharma PLC), under which the Company licensed the U.S. and Canadian rights to Pacira’s DepoCyt, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, the Company paid Pacira a license fee of $12.0 million. Pacira manufactures DepoCyt and the Company purchases finished product at 35% of the Company’s net sales price, which percentage can be reduced should a defined sales target be exceeded. The Company has recorded the $12.0 million license fee as an intangible asset that is being amortized over a ten-year period.
          Under this agreement, the Company is required to maintain sales levels equal to $5.0 million for each calendar year (Minimum Sales) through the remaining term of the agreement. Pacira is also entitled to a milestone payment of $5.0 million if the Company’s sales of the product exceed a $17.5 million annual run rate for four consecutive quarters and an additional milestone payment of $5.0 million if the Company’s sales exceed an annualized run rate of $25.0 million for four consecutive quarters. For the year December 31, 2007, net sales of DepoCyt were approximately $8.6 million. The Company is also responsible for a milestone payment of $5.0 million if the product receives approval for use in all neoplastic meningitis.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          The Company’s license is for an initial term of ten years and is automatically renewable for successive two-year terms thereafter. Either party may terminate the agreement early upon a material breach by the other party, which breach the other party fails to cure within 60 days after receiving notice thereof. Further, Pacira will be entitled to terminate the agreement early if the Company fails to satisfy its Minimum Sales. In addition, the Company will be entitled to terminate the agreement early if a court or government agency renders a decision or issues an order that prohibits the manufacture, use or sale of the product in the U.S. If a therapeutically equivalent generic product enters the market and DepoCyt’s market share decreases, the Company will enter into good faith discussions in an attempt to agree on a reduction in its payment obligations to Pacira and a fair allocation of the economic burdens resulting from the market entry of the generic product. If the Company is unable to reach an agreement within 30 days, then either party may terminate the agreement, which termination will be effective 180 days after giving notice thereof. After termination of the agreement, the companies will have no further obligation to each other, except the fulfillment of obligations that accrued prior thereto (e.g., deliveries, payments, etc.). In addition, for six months after any such termination, the Company will have the right to distribute any quantity of product it purchased from Pacira prior to termination.
     Cephalon Manufacturing Agreements
          Cephalon France SAS (Cephalon) owns the right to market Abelcet in any markets outside of the U.S., Canada and Japan. The Company’s manufacturing agreements with Cephalon require that the Company supply Cephalon with Abelcet and MYOCET through November 22, 2011 and January 1, 2010, respectively. The Company had supplied these products on a cost-plus basis. Effective July 1, 2007, the selling price became fixed, subject to an annual Producer Price Index adjustment.
     Ovation Pharmaceuticals, Inc. Agreements
          In December 2006, the Company entered into supply and license agreements with Ovation. Pursuant to the agreements, Ovation will supply to the Company specified quantities of the active ingredient used in the production of Oncaspar during calendar years 2008 and 2009. Additionally, Ovation granted to the Company, in exchange for $17.5 million, a non-exclusive, fully-paid, perpetual, irrevocable, worldwide license to the cell line from which such ingredient is derived. The intangible asset is being amortized on a straight-line basis through June 30, 2014. The Company has agreed to effectuate, at Enzon’s cost, a technology transfer of the cell line and manufacturing capabilities for the ingredient from Ovation to the Company (or a third party manufacturer on behalf of the Company) no later than December 31, 2009. The Company further agreed to supply specified quantities of the ingredient to Ovation, at Ovation’s option, in calendar years 2010-2012. Refer to Note 19, Commitments and Contingencies, below.
(18) Recent Accounting Pronouncements
          In December 2007, the FASB issued two statements that would apply prospectively to potential business combinations for which the acquisition date is on or after January 1, 2009. Early application is not permitted. These pronouncements would be adopted at such time as the Company undertakes a business combination and will have no impact on the Company’s current and historical financial statements. SFAS No. 141R, “Business Combinations”, retains the fundamental requirements of purchase accounting but requires, among other things, the recognition and measurement of any noncontrolling interest and certain previously unrecognized intangible assets such as in-process research and development. It also calls for the recognition of most acquisition costs as expense rather than part of the total acquisition cost and the recognition of a gain in the event of a bargain purchase rather than negative goodwill. SFAS No. 160, “Noncontrolling Interests in

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Consolidated Financial Statement” establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.
          At its December 12, 2007 meeting, the FASB ratified a consensus of the Emerging Issues Task Force regarding the accounting for collaborative agreements (EITF 07-1). Effective January 1, 2009, the consensus prohibits participants in a collaborative agreement from applying the equity method of accounting to activities performed outside a separate legal entity and requires gross or net presentation of revenues and expenses by the respective parties depending upon their roles in the collaboration. The consensus will be applied to collaborative agreements in existence at the date of adoption using a modified retrospective method that requires reclassification of all periods presented. The Company is in the process of evaluating the possible impact the consensus may have on its financial statements, but does not expect it to be material to its financial position or results of operations.
          The FASB also has issued two pronouncements with effective dates primarily as of January 1, 2008 relating to measuring financial instruments at fair value. The Company is in the process of evaluating the new standards but does not, at this time, anticipate that either will have any material effect on its consolidated financial position or results of operations. Certain financial statement disclosures will be revised, however, to conform to the new guidance. SFAS No. 157, “Fair Value Measurements” provides guidance on the use of fair value in such measurements and prescribes expanded disclosures about fair value measurements contained in financial statements. Once SFAS No. 157 is adopted, SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, can be adopted which allows companies the option to measure many financial assets and financial liabilities at fair value on a contract-by-contract basis. As it relates to certain nonfinancial assets and nonfinancial liabilities, the effective date of SFAS No. 157 is the first quarter of 2009.
          The Emerging Issues Task Force of the FASB reached a consensus in June 2007 that non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the entity should be recorded as an asset when the advance payments are made (EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”). Capitalized amounts are to be recognized as expense when the research and development activities are performed, that is, when the goods without alternative future use are acquired or the service is rendered. The consensus is to be applied prospectively to new contractual arrangements entered into in fiscal years beginning after December 31, 2007. The Company is evaluating the effect of adoption of EITF 07-3, but does not expect it to be material to our financial position or results of operations.
(19) Commitments and Contingencies
          In connection with the Company’s December 2006 license and supply agreements with Ovation for the active ingredient used in the production of Oncaspar, the Company has committed to effectuate a technology transfer of the manufacturing capabilities for that ingredient from Ovation by no later than December 31, 2009 and to supply specified quantities of the active ingredient to Ovation, at Ovation’s option, for up to three years thereafter. In the event the Company fails to deliver all such quantities ordered by Ovation in 2010, 2011 or 2012, the Company will be required to pay liquidated damages to Ovation in the amounts of $5.0 million in 2010, $10.0 million in 2011 and $15.0 million in 2012. Also, pursuant to the supply agreement, the Company is committed to certain minimum quantity purchases of active ingredient in 2008 and 2009. As of December 31, 2007, future commitments related to this supply arrangement total $9.3 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          The Company has agreements with certain members of its upper management, which provide for severance payments and payments following a termination of employment occurring after a change in control of the Company.
          The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.
(20) Leases
          The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease terms for the operating leases expire at various dates between 2008 and 2021 and each agreement includes renewal options.
          Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2007 are (in thousands):

Operating
Year ending December 31,	Leases
2008	$2,319
2009	2,285
2010	2,253
2011	2,230
2012	2,227
Thereafter	13,558

Total minimum lease payments	$24,872

          Rent expense amounted to $2.3 million for the year ended December 31, 2007, $1.6 million, for the year ended December 31, 2006, $795,000 for the six months ended December 31, 2005 and $1.4 million for the fiscal year ended June 30, 2005. Total rent expense, inclusive of scheduled increases and rent holidays, is recognized on a straight-line basis over the term of the lease.
(21) Retirement Plans
          The Company maintains a defined contribution 401(k) pension plan for substantially all of its employees. The Company currently matches 50% of the employee’s contribution of up to 6% of compensation, as defined. Total Company contributions for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 were $929,000, $764,000, $338,000 and $631,000, respectively.
          In November 2003, the Board of Directors adopted the Executive Deferred Compensation Plan (the Plan) which has subsequently been amended. The Plan is intended to aid the Company in attracting and retaining key employees by providing a non-qualified funded compensation deferral vehicle. At December 31, 2007 and 2006, $3.0 million and $2.7 million of deferred compensation was included in other liabilities, respectively. Refer to Note 2 to consolidated financial statements relating to the investment of participants’ assets.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(22) Business and Geographical Segments
          The Company operates in the following three business and reportable segments:
          Products — The Products segment performs the manufacturing, marketing and selling of pharmaceutical products for patients with cancer or other life-threatening diseases. Currently, the Company has developed or acquired four therapeutic, FDA-approved products focused primarily in oncology and other life-threatening diseases. The Company currently markets its products through its specialized U.S. sales force that calls upon specialists in oncology, hematology, infectious disease and other critical care disciplines. The Company’s four proprietary marketed brands are Oncaspar, DepoCyt, Abelcet and Adagen.
          Royalties – The Company receives royalties on the manufacture and sale of products that utilize its proprietary technology. Royalty revenues are currently derived from sales of three products that use the Company’s PEGylation platform, namely PEG-INTRON marketed by Schering-Plough, Pegasys marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. and Macugen marketed by Hoffmann-La Roche. Through an agreement with Nektar, the Company shares in Nektar’s royalties on sales of Pegasys and Macugen.
          Contract Manufacturing — The Company contract manufactures products for third parties; primarily Abelcet for export and MYOCET, each for Cephalon and the injectable multivitamin, MVI®, for Mayne Pharma, Ltd.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
     The following tables present segment revenue, profitability and certain asset information for the years ended December 31, 2007 and 2006, the six months ended December 31, 2005 and the fiscal year ended June 30, 2005 (in thousands):

						Contract
Segment		Products		Royalties		Manufacturing		Corporate(1)	Consolidated

Revenues	December 31, 2007	$100,686		$67,305		$17,610		$—	$185,601
	December 31, 2006	101,024		70,562		14,067		—	185,653
	December 31, 2005	49,436		17,804		6,459		—	73,699
	June 30, 2005	99,192		51,414		15,644		—	166,250

Segment	December 31, 2007	7,604		155,971	(2)	4,360		(77,441)	90,494
Profit (Loss)	December 31, 2006	20,582		70,562		2,280		(82,924)	10,500
	December 31, 2005	(268,885	)(3)	17,804		(5,614	)(3)	(36,220)	(292,915)
	June 30, 2005	13,153		51,414		4,421		(58,413)	10,575

Assets	December 31, 2007	97,485		292		7,588		314,992	420,357
	December 31, 2006	106,760	(4)	178		4,449		292,443	403,830
	December 31, 2005	58,304	(3)	2,265		3,686	(3)	277,090	341,345
	June 30, 2005	342,342		15,949		10,153		282,417	650,861

Amortization	December 31, 2007	10,369		—		—		—	10,369
	December 31, 2006	8,144		—		—		—	8,144
	December 31, 2005	8,873		—		—		—	8,873
	June 30, 2005	17,925		—		—		—	17,925

(1)	Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, exploratory and preclinical research and development expenses and treasury activities. Corporate assets consist principally of cash, short-term investments, restricted investments and cash, marketable securities, property and equipment and certain working capital items. The Company does not identify or allocate property and equipment by operating segment, and as such does not allocate depreciation to the operating segments, nor does the chief operating decision maker evaluate operating segments on these criteria. The Company does not allocate interest income, interest expenses or incomes taxes to operating segments.

(2)	Royalty segment profit for the year ended December 31, 2007 includes a gain of $88.7 million resulting from the third-quarter 2007 sale of a 25% interest in future royalty revenues. The subject royalties are those payable by Schering-Plough to Enzon on sales of PEG-INTRON occurring after June 30, 2007. The impact of the 25% reduction in royalties on sales of PEG-INTRON was first realized in the fourth quarter of 2007.

(3)	During the quarter ended December 31, 2005, the Company recognized impairment write-downs of goodwill of $151.0 million and the Product segment’s intangible assets of $133.1 million. The goodwill write-off was charged to the Products segment ($144.0 million) and Contract Manufacturing ($7.0 million).

(4)	Assets of the Products segment increased by $48.5 million in 2006, net of amortization, related to a payment of $35.0 million to Sanofi-Aventis for a negotiated reduction in royalty rates to be paid by the Company on sales of Oncaspar and $17.5 million for the Company’s license of the cell line owned by Ovation Pharmaceuticals, Inc. and from which the active ingredient in Oncaspar is derived.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
          Following is a reconciliation of segment profit (loss) to consolidated income (loss) before income tax (in thousands):

			Six Months	Year
			Ended	Ended
	Year Ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Segment profit (loss)	$167,935	$93,424	$(256,695)	$68,988
Unallocated corporate operating expense	(77,441)	(82,924)	(36,220)	(58,413)

Operating income (loss)	90,494	10,500	(292,915)	10,575
Other corporate income and expense	(5,508)	11,567	(9,369)	(22,237)

Income (loss) before income tax	$84,986	$22,067	$(302,284)	$(11,662)

          Revenues consisted of the following (in thousands):

			Six Months	Year
			Ended	Ended
	Year Ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Product sales, net
Oncaspar	$38,711	$30,881	$13,005	$21,216
DepoCyt	8,628	8,273	4,459	7,446
Abelcet	28,843	36,526	21,076	51,229
Adagen	24,504	25,344	10,896	19,301

Total product sales, net	100,686	101,024	49,436	99,192
Royalties	67,305	70,562	17,804	51,414
Contract manufacturing	17,610	14,067	6,459	15,644

Total revenues	$185,601	$185,653	$73,699	$166,250

          Outside the U.S., the Company principally sells: Oncaspar in Germany, DepoCyt in Canada, Abelcet in Canada and Adagen in Europe. Information regarding revenues attributable to the U.S. and to all foreign countries collectively is provided below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues is based upon the domicile of the entity from which the revenues were earned. Following information is in thousands:

			Six Months
			Ended	Year Ended
	Year Ended December 31,		December 31,	June 30,
	2007	2006	2005	2005
Revenues:
U.S.	$111,683	$117,161	$52,650	$113,891
Europe	45,624	40,118	14,079	36,667
Other	28,294	28,374	6,970	15,692

Total revenues	$185,601	$185,653	$73,699	$166,250

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
(23) Quarterly Results of Operations (Unaudited)
          The following tables present summarized unaudited quarterly financial data (in thousands, except per-share amounts). Gross profit presented in these tables is calculated as the aggregate of product sales, net and contract manufacturing revenue, less cost of product sales and contract manufacturing.

	Three Months Ended
	March 31,		June 30,		September 30,	December 31,
	2007		2007		2007	2007
Revenues:
Product sales, net	$22,649		$25,019		$24,874	$28,144
Royalties	16,344		18,290		18,206	14,465
Contract manufacturing	2,495		5,903		3,761	5,451

Total revenues	41,488		49,212		46,841	48,060
Gross profit	13,680		15,653	(2)	14,517	19,468
Tax (benefit) provision	(193)		261		1,987	(122)
Net (loss) income	(2,786	)(1)	(1,959	)(2)	87,530	268

Net (loss) income per common share:
Basic	$(0.06	)(1)	$(0.04	)(2)	$1.99	$0.01
Diluted	$(0.06	)(1)	$(0.04	)(2)	$1.23	$0.01
Weighted average number of shares —
Basic	43,862		43,884		43,925	44,039
Weighted average number of shares —
Diluted	43,862		43,884		74,344	44,708

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Revenues:
Product sales, net	$24,275	$24,537	$25,295	$26,917
Royalties	17,248	17,936	18,705	16,673
Contract manufacturing	3,206	5,131	1,856	3,874

Total revenues	44,729	47,604	45,856	47,464
Gross profit	16,932	17,316	15,010	15,712
Tax provision	136	288	127	207
Net income (loss)	21,708	10,987	2,238	(13,624)

Net income (loss) per common share:
Basic	$0.50	$0.25	$0.05	$(0.31)
Diluted	$0.50	$0.25	$0.05	$(0.31)
Weighted average number of shares —
Basic	43,524	43,539	43,590	43,730
Weighted average number of shares —
Diluted	43,524	43,539	43,590	43,730

(1)	Net loss for the three months ended March 31, 2007 was revised in the third quarter of 2007 from $1,853 (thousand) or $0.04 per share to $2,786 (thousand) or $0.06 per share to correct a misstatement of share-based compensation expense. Share-based compensation was understated by approximately $0.9 million for the three months ended March 31, 2007, understating selling, general and administrative

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

expense with an offsetting understatement of APIC. The misstatement resulted from application of an incorrect amortization schedule to certain newly issued option awards. Due to the Company’s net operating loss position, there would have been no income tax effect related to the revision. The effect of the misstatement on the results as previously reported for the first quarter of 2007 was quantitatively and qualitatively immaterial.

(2)	Net loss for the three months ended June 30, 2007 was revised in the third quarter of 2007 from $3,044 (thousand), or $0.07 per share to $1,959 (thousand) or $0.04 per share primarily to correct a misstatement of cost of product sales. Cost of product sales in the Products segment had been overstated by approximately $1.0 million with a corresponding understatement of inventory and overstatement of net loss. The misstatement resulted from a failure to capitalize certain purchase price variances in inventory as of June 30, 2007. Further reducing net loss was a $61 (thousand) effect in the second quarter related to the adjustment of share-based compensation in the first quarter. Due to the Company’s net operating loss position, there would have been no income tax effect related to the revisions. The effect of the misstatement on the results as previously reported for the first quarter of 2007 was quantitatively and qualitatively immaterial.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at	Charged to					Balance
	beginning	costs and		Charged to			at end of
	of period	expenses		other accounts		Deductions	period
Year ended December 31, 2007:
Allowance for chargebacks, returns and cash discounts	$5,078	$—		$27,552	(2)	$(28,127)	$4,503
Allowance for doubtful accounts	245	352	(1)	—		(317)	280

Year ended December 31, 2006:
Allowance for chargebacks, returns and cash discounts	$5,152	$—		$30,859	(2)	$(30,933)	$5,078
Allowance for doubtful accounts	71	245	(1)	—		(71)	245

Six months ended December 31, 2005:
Allowance for chargebacks, returns and cash discounts	$7,242	$—		$14,943	(2)	$(17,033)	$5,152
Allowance for doubtful accounts	—	71	(1)	—		—	71

Year ended June 30, 2005:
Allowance for chargebacks, returns and cash discounts	$8,785	—		$37,982	(2)	$(39,525)	$7,242

(1)	Amounts are recognized as bad debt expense.

(2)	Amounts are recognized as reductions from gross sales.

[This page intentionally left blank]

685 Route 202/206, Bridgewater, NJ 08807
(908) 541-8600 • FAX: (908) 575-9457
http://www.enzon.com