Form 10-Q
period 2008-03-31
ENZON PHARMACEUTICALS INC
filed 2008-05-09
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Shares of Common Stock outstanding as of May 7, 2008:   44,732,973.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2008	December 31, 2007*
ASSETS

Current assets:
Cash and cash equivalents	$62,694	$40,053
Short-term investments	66,360	123,907
Restricted investments and cash	14,452	73,592
Accounts receivable, net of allowance for doubtful accounts of $273 at March 31, 2008 and $280 at December 31, 2007	16,199	14,927
Inventories	19,284	22,297
Other current assets	7,966	6,401

Total current assets	186,955	281,177

Property and equipment, net of accumulated depreciation of $39,131 at March 31, 2008 and $37,031 at December 31, 2007	45,269	45,312
Marketable securities	55,308	20,653
Amortizable intangible assets, net	65,559	68,141
Other assets	4,798	5,074

Total assets	$357,889	$420,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,545	$9,441
Notes payable	12,521	72,391
Accrued expenses	21,073	23,650

Total current liabilities	39,139	105,482

Notes payable	275,000	275,000
Other liabilities	3,637	3,302

Total liabilities	317,776	383,784

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock — $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,658,901 shares at March 31, 2008 and 44,199,831 shares at December 31, 2007	447	442
Additional paid-in capital	337,418	335,318
Accumulated other comprehensive income	245	326
Accumulated deficit	(297,997)	(299,513)

Total stockholders’ equity	40,113	36,573

Total liabilities and stockholders’ equity	$357,889	$420,357

*	Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues:
Product sales, net	$27,429	$22,649
Royalties	14,700	16,344
Contract manufacturing	6,644	2,495

Total revenues	48,773	41,488

Costs and expenses:
Cost of product sales and contract manufacturing	16,139	11,464
Research and development	13,184	13,240
Selling, general and administrative	15,393	17,123
Amortization of acquired intangible assets	167	185
Restructuring charge	1,254	569

Total costs and expenses	46,137	42,581

Operating income (loss)	2,636	(1,093)

Other income (expense):
Investment income, net	2,179	2,577
Interest expense	(3,385)	(4,553)
Other, net	296	90

	(910)	(1,886)

Income (loss) before income tax provision (benefit)	1,726	(2,979)

Income tax provision (benefit)	210	(193)

Net income (loss)	$1,516	$(2,786)

Earnings (loss) per common share — basic	$0.03	$(0.06)

Earnings (loss) per common share — diluted	$0.03	$(0.06)

Weighted average shares — basic	44,166	43,862

Weighted average shares — diluted	44,737	43,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,516	$(2,786)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,456	3,997
Share-based compensation	2,154	3,017
Write-off of assets	226	—
Amortization of debt issuance costs	425	438
Gain on redemption of notes payable	(371)	(64)
Amortization of debt securities premium/discount	(1,189)	82
Changes in operating assets and liabilities	(6,496)	(19,705)

Net cash provided by (used in) operating activities	721	(15,021)

Cash flows from investing activities:
Purchase of property and equipment	(2,057)	(6,352)
Purchase of product rights	—	(17,500)
Proceeds from sale of marketable securities	50,297	67,355
Purchase of marketable securities	(58,557)	(90,695)
Maturities of marketable securities	91,400	59,792

Net cash provided by investing activities	81,083	12,600

Cash flows from financing activities:
Redemption of notes payable	(59,499)	(3,936)
Proceeds from employee stock purchase plan	336	—
Proceeds from exercise of common stock options	—	286

Net cash used in financing activities	(59,163)	(3,650)

Net increase (decrease) in cash and cash equivalents	22,641	(6,071)

Cash and cash equivalents at beginning of period	40,053	28,431

Cash and cash equivalents at end of period	$62,694	$22,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Organization and Basis of Presentation
          The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(2) New Accounting Standards
          Effective January 1, 2008, the Company adopted the provisions related to financial assets and liabilities of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (SFAS No. 157), as amended. SFAS No. 157 provides guidance on the use of fair value in accounting and disclosure for assets and liabilities when such accounting and disclosure is called for by other accounting literature. As amended by Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2, the applicability of SFAS No. 157 for most nonfinancial assets and nonfinancial liabilities has been delayed to 2009 for calendar-year companies.
          Enzon currently has no financial assets or liabilities for which it recognizes in earnings periodic gains or losses resulting from fair value fluctuations. Short-term investments and marketable securities are carried at fair value on the consolidated balance sheets with temporary gains and losses reflected in other comprehensive income. Apart from these financial assets, the Company has no significant assets or liabilities that it expects will be affected in 2009 when SFAS No. 157 becomes fully effective.
          The Company also adopted, as of January 1, 2008, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) and Emerging Issues Task Force No. 07-3 (EITF 07-3), “Accounting for Advance Payments for Goods and Services to Be Used in Future Research and Development Activities”. SFAS No. 159 permits companies to measure many financial assets and liabilities at fair value on a contract-by-contract basis in order to prevent distortions in earnings in the event certain other instruments in the balance sheet are marked-to-market through earnings. EITF 07-3 calls for capitalization of non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in future periods in conducting research and development activities and to amortize them over the period of expected benefit. The Company’s adoption of SFAS No. 159 and EITF 07-3 did not have an impact on its financial statements.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          Investments in marketable equity securities and debt securities, including auction rate securities are classified as available-for-sale. Debt and marketable equity securities are carried at fair value, with the unrealized gains and losses (which are deemed to be temporary), net of related tax effect, when appropriate, included in the determination of other comprehensive income and reported in stockholders’ equity.
          Fair value is determined in accordance with SFAS No. 157. SFAS No. 157 establishes a fair value hierarchy based upon the level of market observability used in determining the investment’s fair value. The highest level is that which is derived from readily available quoted prices in active markets (Level 1). As the table below indicates, the majority of the Company’s investments and marketable securities fall into Level 1. Recently, due to instability in the financial markets, failed auctions for a certain auction rate security have occurred and, as a result, the Company has had to seek alternative measures of fair value which were deemed to be Level 2.
     The table below indicates the fair value measurements employed as of March 31, 2008 (in thousands):

	Quoted
	Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1)	(Level 2)	Total
U.S. corporate debt	$111,719	$—	$111,719
Auction rate securities	6,450	1,230	7,680
Other	2,269	—	2,269

	$120,438	$1,230	$121,668

          The auction rate securities are rated AAA or AA and are variable rate debt instruments for which interest rates are reset approximately every 28 days. The underlying securities have contractual maturities that are long-term, but because of the historical ability to liquidate holdings at the time of the periodic auctions, they have been classified as short-term, available-for-sale securities.
          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at March 31, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*
U.S. corporate debt	$111,670	$339	$(290)	$111,719
Auction rate securities	7,950	—	(270)	7,680
Other	2,018	284	(33)	2,269

	$121,638	$623	$(593)	$121,668

*	Includes short-term investments of $66,360 and marketable securities of $55,308 at March 31, 2008.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at December 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*
U.S. Government and GSE debt	$9,796	$2	$(19)	$9,779
U.S. corporate debt	136,037	83	(97)	136,023
Auction rate securities	51,375	—	(240)	51,135
Other	2,308	333	—	2,641

	$199,516	$418	$(356)	$199,578

*	Includes short-term investments of $123,907, restricted investments of $55,018 and marketable securities of $20,653 at December 31, 2007.
          Restricted investments and cash are held in a separate account for the sole purpose of repayment or repurchase of the Company’s 4.5% convertible subordinated notes due July 1, 2008. As of March 31, 2008, all restricted investments had been liquidated leaving only restricted cash amounting to $14.5 million. As of December 31, 2007, restricted investments amounted to $55.0 million of which $29.0 million was held in auction rate securities and restricted cash amounted to $18.6 million.
          Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $2.0 million as of March 31, 2008 and $2.3 million as of December 31, 2007. The assets of the deferred compensation plan also include cash ($1.4 million and $0.6 million at March 31, 2008 and December 31, 2007, respectively). There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities included $0.3 million of corporate equity securities as of March 31, 2008 and December 31, 2007.
          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at March 31, 2008 were as follows (in thousands):

Twelve-Month
Periods Ending	Amortized	Fair
March 31,	Cost	Value
2009	$66,171	$66,076
2010	45,118	45,042
2011	8,331	8,281

	$119,620	$119,399

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date. The Company has determined that there were no other-than-temporary declines in the fair values of its marketable securities and short-term investments as of March 31, 2008.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2008 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate debt (1)	$38,856	$(289)	$3,998	$(1)
Auction rate securities (2)	1,230	(270)	—	—
Other (3)	1,985	(33)	—	—

Total	$42,071	$(592)	$3,998	$(1)

(1) U.S. corporate debt. The unrealized losses of $290,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds and notes that are rated A or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at March 31, 2008.
(2) The Company’s investments in auction rate securities are rated AAA or AA. Starting in the latter part of 2007, auctions for one such security, having a cost basis of $1.5 million, have not been successful. When auctions are not successful, the interest rate on this investment increases as does the risk associated with its illiquidity. The Company has reported this security at an estimated fair value as provided by its investment advisers and recognized the unrealized loss in other comprehensive income. The estimated fair value (Level 2) of the impaired auction rate security declined two percent during the first quarter of 2008. The Company has the intent and ability to hold this investment until recovery of the cost and, based upon available information at this time, does not believe the impairment to be other than temporary. The Company will continue to monitor this security and will recognize an impairment loss in earnings if it is determined to be permanent. Auctions generally occur at regular intervals of 28 days.
(3) The Company’s investments in other securities relate to the Company’s Executive Deferred Compensation Plan.
(4) Comprehensive Income (Loss)
          The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2008	2007
Net income (loss)	$1,516	$(2,786)
Other comprehensive income — unrealized (loss) gain on available-for-sale securities that arose during the period, net of tax (1)	(81)	441

Comprehensive income (loss)	$1,435	$(2,345)

(1)	Information has not been tax-effected due to an estimated annual effective tax rate of zero.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) Earnings Per Common Share
          Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders, by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been completed. For purposes of calculating diluted earnings (loss) per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, nonvested shares, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible subordinated notes payable and/or convertible senior notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.
          The dilutive effect of stock options and nonvested shares takes into account a number of treasury shares calculated using assumed proceeds. Assumed proceeds include compensation costs to be attributed to future service and not yet recognized, the cash paid by the holders of stock options to exercise, withholding and contributions pursuant to the ESPP and the excess, if any, of tax benefits that would be credited to additional paid-in capital, related to share-based compensation.
          For the three-months ended March 31, 2008, approximately 571 thousand weighted-average nonvested shares constituted the only dilutive incremental common share equivalents and had no effect on the diluted earnings per share computation (38.4 million were anti-dilutive). As a result, basic and diluted earnings per share were both $0.03 per share for the three months ended March 31, 2008. For the three months ended March 31, 2007, the Company reported a loss. Accordingly, all potentially dilutive common share equivalents (40.6 million) were anti-dilutive resulting in basic and diluted loss per share of $(0.06) per share for the three months ended March 31, 2007.
(6) Share-Based Compensation
          The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, “Share-Based Payment.” During the quarters ended March 31, 2008 and 2007, the Company recognized share-based compensation expense of $2.1 million and $3.0 million, respectively. The weighted average grant price of the options granted was $9.37 per share and fair value was $3.53 per share or $450,000 fair value in total during the quarter ended March 31, 2008. The nonvested shares granted during the quarter had a weighted average grant-date fair value of $9.30 per share. Activity in options and nonvested shares during the quarter ended March 31, 2008 and related balances outstanding as of that date are reflected below (in thousands):

		Nonvested
	Options	Shares
Outstanding at January 1, 2008	8,385	1,774
Granted	127	402
Exercised and vested	—	(119)
Expired and forfeited	(27)	(8)

Outstanding at March 31, 2008	8,485	2,049

Options vested and expected to vest at March 31, 2008	7,737

Options exercisable at March 31, 2008	5,655

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          As of March 31, 2008, there was $8.3 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 19 months and $12.6 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 28 months.
(7) Inventories
          As of March 31, 2008 and December 31, 2007 inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$7,252	$9,809
Work in process	5,377	5,419
Finished goods	6,655	7,069

	$19,284	$22,297

(8) Intangible Assets
          As of March 31, 2008 and December 31, 2007 intangible assets consisted of the following (in thousands):

			Weighted
			Average
			Remaining
	March 31, 2008	December 31, 2007	Useful Lives
Product acquisition costs	$78,694	$78,694	6.4 years
Product patented technology	6,000	6,000	6.8 years
Manufacturing patent	9,000	9,000	6.8 years
Patent	1,875	1,875	*

	95,569	95,569	6.4 years
Less: Accumulated amortization	30,010	27,428

	$65,559	$68,141

* fully amortized
          Amortization of intangibles amounted to $2.6 million for each of the quarters ended March 31, 2008 and March 31, 2007. Of this amount, $2.4 million was classified as cost of product sales and contract manufacturing.
(9) Notes Payable
          The table below reflects the composition of the notes payable balances as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Current
4.5% Convertible Subordinated Notes due July 1, 2008	$12,521	$72,391

Long-Term
4% Convertible Senior Notes due June 1, 2013	$275,000	$275,000

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          The 4.5% notes mature on July 1, 2008 and are convertible, at the option of the holders, into common stock of the Company at a conversion price of $70.98 per share at any time on or before July 1, 2008. The 4.5% notes are subordinated to all existing and future senior indebtedness. Upon occurrence of a “fundamental change,” as defined in the indenture governing the notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. The Company may redeem any or all of the 4.5% notes at specified redemption prices, plus accrued and unpaid interest to the day preceding the redemption date. During the first quarter of 2008, the Company repurchased $59.9 million principal amount of the 4.5% notes payable for $59.5 million. Because the 4.5% notes mature in less than twelve months from the respective balance sheet dates, they are classified as current liabilities.
          Approximately $14.5 million and $73.6 million needed for repayment or repurchase of the remaining balance of the 4.5% notes payable outstanding as of March 31, 2008 and December 31, 2007, respectively, was set aside and stated separately on the consolidated balance sheets as restricted investments and cash. The assets in this segregated account may be used only for purposes of retiring the 4.5% notes.
          The 4% notes mature on June 1, 2013, unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company. The 4% notes may be converted at the option of the holders into the Company’s common stock at an initial conversion price of $9.55 per share.
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
          In connection with the Company’s 2006 issuance of $275.0 million of the 4% notes, the Company entered into a registration rights agreement whereby it agreed to file a shelf registration statement with the SEC to permit the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain the effectiveness of the registration statement for a period of two years beginning November 3, 2006 would result in additional interest of up to $0.8 million being payable on the 4% notes as of March 31, 2008. No amounts are owed, nor have any been recorded, for failure to maintain the effectiveness of the registration statement.
          Interest on the 4.5% notes is payable January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $141,000 as of March 31, 2008 and $1.6 million as of December 31, 2007. Interest on the 4% notes is payable on June 1 and December 1 of each year. As of March 31, 2008 accrued interest on the 4% notes amounted to $3.7 million and $1.0 million at December 31, 2007.
          The Company evaluates the accounting for the conversion features of its 4.5% and 4% convertible notes in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company concluded that no beneficial conversion feature existed at the inception of the notes. If the conversion features are required to be bifurcated in the future, changes in the fair value of the conversion features would be included in operations in each period.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10) Restructuring
          During the first quarter of 2007, the Company announced plans to consolidate manufacturing operations in its Indianapolis, Indiana location. This action was taken as part of the Company’s continued efforts to streamline operations.
          All operations at the Company’s South Plainfield, New Jersey facility are expected to be transferred to the Company’s Indianapolis facility in 2008, resulting in the incurrence and full accrual of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees. These amounts will be paid over a period of time commencing upon the successful transfer of production to the Company’s Indianapolis facility and closure of the South Plainfield facility in 2008.
          During 2007, the Company recognized $0.4 million of employee severance and related benefits when it combined its previous two specialized sales forces into one sales team.
          The Company incurred the following costs in connection with its restructuring programs during the three months ended March 31, 2008 and from inception of the restructuring programs through December 31, 2007 (in thousands):

	Three Months
	Ended	Year Ended
	March 31, 2008	December 31, 2007	Total
Employee termination costs — manufacturing	$1,028	$2,232	$3,260
— sales forces	—	385	385

Write-down of manufacturing assets	226	5,124	5,350

	$1,254	$7,741	$8,995

          The above amounts for employee termination benefits are reflected in accrued expenses - current ($3.6 million as of March 31, 2008 and $2.6 million as of December 31, 2007). There have been no adjustments of the amounts accrued.
          In addition to the restructuring charges described above, costs incurred during 2007 related to validation batches at the Indianapolis facility for Oncaspar and Adagen, were expensed and included in cost of product sales in the amount of $1.9 million.
          The Company will likely experience additional costs associated with lease termination or sublease of the South Plainfield facility. Such costs will be incurred and recognized when the Company ceases use of the property in 2008. However, the Company does not know at this time what the final use or disposition of the leased South Plainfield facility will be.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11) Supplemental Cash Flow Information
          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the three-month periods ended March 31, 2008 and 2007, there were payments of interest on the Company’s notes payable of $1.7 million and $2.8 million, respectively. Income tax payments for the three months ended March 31, 2008 and 2007, were $1.9 million and $294,000, respectively.
(12) Income Taxes
          During the three months ended March 31, 2008, the Company recorded a net tax expense of $210,000 which represents Canadian tax liabilities. During the three months ended March 31, 2007, the Company recognized a tax benefit of $193,000 representing state and Canadian tax liabilities as well as an adjustment to taxes payable. The Company did not recognize a U.S. Federal income tax provision for these periods as the estimated annual effective tax rate was zero. As of March 31, 2008, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.
(13) Segment Information
     The Company operates in the following business and reportable segments:
          Products - The Products segment performs the manufacturing, development, marketing and selling of pharmaceutical products for patients with cancer or other life-threatening diseases. Currently, the Company has developed or acquired four therapeutic products approved by the U.S. Food and Drug Administration focused primarily in oncology and other life-threatening diseases. The Company currently markets its products through its specialized U.S. sales force that calls upon specialists in oncology, hematology, infectious disease and other critical care disciplines. The Company’s four proprietary marketed brands are Oncaspar, DepoCyt, Abelcet and Adagen.
          Royalties - The Company receives royalties on the manufacture and sale of products that utilize its proprietary technology. Royalty revenues are currently derived from sales of products that use the Company’s PEGylation platform, namely PEG-INTRON marketed by Schering-Plough, Macugen marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. and Pegasys marketed by Hoffmann-La Roche. Through an agreement with Nektar, the Company shares in Nektar’s royalties on sales of Pegasys and Macugen which utilize Enzon technology.
          Contract Manufacturing - The Company manufactures products for third parties. It manufactures for Cephalon, Abelcet for export and MYOCET. It also produces the injectable multivitamin, MVI®, for Hospira, Inc.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
          The following table presents segment revenues and profitability information for the three-month periods ended March 31, 2008 and 2007 (in thousands):

				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)	Consolidated
Revenues	2008	$27,429	$14,700	$6,644	$—	$48,773
	2007	$22,649	$16,344	$2,495	$—	$41,488
Profit (loss)	2008	$3,085	$14,700	$2,110	$(18,169)	$1,726
	2007	$2,366	$16,344	$41	$(21,730)	$(2,979)

(1) Corporate expenses include operating (loss) income components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities and exploratory, preclinical and clinical research and development not specifically identifiable with existing marketed products or product candidates that have not entered phase III clinical trials.
          Following is a reconciliation of segment profit to consolidated income (loss) before income tax provision (benefit) (in thousands):

	Three Months Ended March 31,
	2008	2007
Segment profit	$19,895	$18,751
Unallocated operating expense	(17,259)	(19,844)

Operating income (loss)	2,636	(1,093)

Other corporate income (expense)	(910)	(1,886)

Income (loss) before income tax provision (benefit)	$1,726	$(2,979)

(14) Subsequent Event
          On May 7, 2008, the Company announced that the Board of Directors has authorized a plan to spin-off its biotechnology business in a transaction that will result in two independent public companies. The newly independent biotechnology business will be engaged in research and development of Enzon’s existing PEGylation and Locked Nucleic Acid technologies, among others, for licensing, collaboration and future royalty generation. Enzon will retain the current marketed products, Abelcet, Adagen, DepoCyt and Oncaspar, the rights to current PEG royalty revenues, including PEG-INTRON, Cimzia and Hematide, and its manufacturing facility in Indianapolis, Indiana. Enzon’s outstanding convertible notes will remain an obligation of Enzon. Completion of the spin-off is subject to numerous conditions, including final approval by the Board of Directors, the filing and effectiveness of a registration statement with the Securities and Exchange Commission and any necessary third-party consents. The Company is currently evaluating the tax status of the stock distribution. It is expected that the spin-off will be completed in the fourth quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
          We are a biopharmaceutical company dedicated to the development, manufacturing and commercialization of important medicines for patients with cancer and other life-threatening conditions. We operate in three business segments: Products, Royalties and Contract Manufacturing. We have a portfolio of four marketed products, Oncaspar, DepoCyt, Abelcet and Adagen. Our drug development programs utilize several cutting-edge approaches, including our industry-leading PEGylation technology platform used to create product candidates with benefits such as reduced dosing frequency and less toxicity. Our PEGylation technology was used to develop two of our products, Oncaspar and Adagen, and has created a royalty revenue stream from licensing partnerships for other products developed using the technology. Enzon also engages in contract manufacturing opportunities for several pharmaceutical companies to broaden the Company’s revenue base.
Results of Operations
Three Months Ended March 31, 2008 and 2007
Overview
          Total revenue rose $7.3 million or 18% in the first quarter of 2008 to $48.8 million compared to the $41.5 million recorded in the first quarter of 2007. Increased revenues from Oncaspar, coupled with increased contract manufacturing revenue was offset, in part, by the reduction in royalty revenue resulting from the 2007 sale of a partial interest in PEG-INTRON royalties.
          First-quarter 2008 pretax operating results were income of $1.7 million whereas the first quarter of 2007 generated a pretax loss of $3.0 million. The favorable change was largely the result of higher levels of product and contract manufacturing sales. In addition, selling, general and administrative expenses declined on a period-over-period basis as did interest expense. These favorable fluctuations were partly offset by a higher restructuring charge in 2008.
          Further analysis of these operating results comparisons is provided below.
          Following is a reconciliation of segment profitability to consolidated income (loss) before income tax (millions of dollars):

	Three Months Ended
	March	%	March
	2008	Change	2007
Products Segment profit	$3.0	30	$2.4
Royalty Segment profit	14.7	(10)	16.3
Contract Manufacturing Segment profit	2.1	n.m.	—
Corporate and other expenses*	(18.1)	(16)	(21.7)

Income (loss) before income tax provision (benefit)	$1.7	n.m.	$(3.0)

*	We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, treasury activities and exploratory and preclinical research and clinical development expenses. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.

n.m. — not meaningful

Products Segment
          Segment profitability (millions of dollars):

	Three Months Ended
	March	%	March
	2008	Change	2007
Revenues	$27.4	21	$22.7
Cost of sales	11.6	29	9.0
Research and development	3.8	53	2.4
Selling and marketing	7.5	(6)	8.1
Amortization	0.2	—	0.2
Restructuring charge	1.3	120	0.6

Segment profit	$3.0	30	$2.4

          Revenues
          Performance of individual products is provided below (millions of dollars):

	Three Months Ended
	March	%	March
Product	2008	Change	2007
Oncaspar	$12.3	65	$7.5
DepoCyt	2.0	(17)	2.4
Abelcet	7.0	(9)	7.7
Adagen	6.1	20	5.1

Totals	$27.4	21	$22.7

          The 21% growth in net product sales for the three months ended March 31, 2008 compared to the same period of 2007 was attributable primarily to higher revenues from our oncology product, Oncaspar, which benefited from a number of favorable effects. There was a $1.2 million international shipment in the first quarter of 2008 with no corresponding shipment in the first quarter of 2007. In addition, Oncaspar sales rose due to a combination of a volume increase of 3% and price increases necessitated by significantly higher raw material cost and expenses related to the development of manufacturing process improvements and technology transfer. See discussions below in cost of sales and research and development regarding increased production costs and production process enhancements. Continued growth in sales of Oncaspar is reflective of its adoption in certain protocols by hospitals and cooperative groups. Sales of DepoCyt, for treatment of lymphomatous meningitis, and Adagen, for treatment of severe immunodeficiency disease, tend to fluctuate from quarter-to-quarter. The decline in Abelcet, for treatment of invasive fungal infections, continues a pattern that developed in late 2004 which we believe is attributable to competitive pressures in the marketplace, although the rate of decline this quarter is lower than the quarterly average over the past year.
          Cost of sales
          Cost of sales of marketed products for the three months ended March 31, 2008 was $11.6 million or 42% of sales, compared to $9.0 million or 40% of sales for the comparable three-month period of 2007. The two percentage point reduced margin earned in the period ended March 31, 2008 was due mainly to timing of production.
          Gross margins on Oncaspar remained constant from year to year despite a significant increase in raw material costs under the supply agreement entered into in December 2006. The effects of this raw material cost increase were not reflected in cost of products sold until the latter half of 2007.

          Research and development
          Research and development spending on marketed products, primarily Oncaspar and Adagen, increased 53 percent from $2.4 million in the first quarter of 2007 to $3.8 million in the first quarter of 2008. We continue to increase efforts to improve the manufacturing processes and pharmaceutical properties of both products. As previously disclosed, we are taking over responsibility for the production of L-asparaginase by the beginning of 2010. We will invest for the next few years to enhance and secure the supply of Oncaspar and Adagen. We announced in February 2008 that our Oncaspar solid tumor trial in combination therapy of Oncaspar and Gemzar had reached dose-limiting toxicities. At that time, we were undertaking an analysis of the data to better understand whether this combination warranted further development in solid tumors and lymphoma. Subsequently, we have decided to close the Phase I study. Despite our decision, investigators remain interested in exploring Oncaspar’s use in solid tumors through their own studies.
          Selling and marketing expenses
          Selling and marketing expenses consist primarily of sales and marketing personnel, other commercial expense and marketing programs to support our sales force as well as medical education. Selling and marketing expenses for the three months ended March 31, 2008 were $7.5 million, a decrease of 6 percent from $8.1 million for the three months ended March 31, 2007. The decrease reflects the effects of the sales force realignment that took place in late 2007. Also included in selling and marketing expenses are the costs associated with our medical affairs program, which is continuing to expand, offsetting to some degree the savings from the sales force realignment.
          Amortization of acquired intangible assets
          Amortization expense was $0.2 million for the three months ended March 31, 2008, unchanged from the three months ended March 31, 2007. Amortization of intangible assets has been provided over their estimated lives ranging from 1-14 years on a straight-line basis.
          Restructuring
          During the first quarter of 2007, we announced plans to consolidate our manufacturing operations in our Indianapolis, Indiana location. This action was taken as part of our continued efforts to streamline operations. All operations at our South Plainfield, New Jersey facility are expected to be transferred to our Indianapolis facility in 2008, resulting in the incurrence and full accrual of certain employee severance and facility exit costs. Among these costs will be employee severance and related benefits for affected employees estimated to be approximately $3.5 million. These amounts are expected to be paid over a period of time commencing upon the successful transfer of production to our Indianapolis facility and closure of our South Plainfield facility in 2008. Severance charges and related benefits of $2.2 million had been recognized through December 31, 2007. An additional $1.0 million of severance costs were recognized during the first three months of 2008. We expect to incur other costs during 2008 related to the relocation of goods and equipment, which will be recognized when costs are incurred.
          A reassessment of the estimated time to complete the manufacturing consolidation resulted in shortening the amortization period for leasehold improvements at South Plainfield causing a $226,000 first-quarter charge to restructuring expense for the accelerated amortization. In addition, certain assets consisting primarily of manufacturing equipment that will not be transferred to the Indianapolis facility, nor continue to be used in manufacturing at the South Plainfield facility were decommissioned during 2007. Accordingly, we recognized the remaining depreciation totaling $5.1 million on these assets during 2007.
          During 2007, $1.9 million, the cost of required validation batches at our Indianapolis facility for both Oncaspar and Adagen, was expensed and included in cost of product sales. There were no such charges for validation batches during the first quarter of 2008.
          We will likely experience costs associated with the lease termination or the subleasing of the South Plainfield facility, if future triggering events occur. Such costs will be incurred and recognized when we cease use of the property in 2008.
          Additionally, during 2007, we recognized $0.4 million of employee severance and related benefits when we combined our previous two specialized sales forces into one sales team.

Royalties Segment
(millions of dollars)

	Three Months Ended
	March	%	March
	2008	Change	2007
Royalty revenue	$14.7	(10)	$16.3

          Royalty revenue for the three months ended March 31, 2008 decreased 10 percent to $14.7 million from $16.3 million for the three months ended March 31, 2007. The reduction in royalties from the prior-year first quarter was due primarily to a ten-percent reduction in royalties on sales of PEG-INTRON. In August 2007, we sold a 25 percent interest in our PEG-INTRON royalties. Royalties on the remaining portion of our PEG-INTRON interest rose by 15 percent.
          On April 23, 2008, the Company announced the approval by the U.S. Food and Drug Administration of Cimzia for treatment of Crohn’s disease. Cimzia was developed by UCB using our PEGylation technology and will be marketed by them. Due to the timing of our royalty revenue recognition, royalties on sales of Cimzia are expected to be reported by us in the latter half of 2008.
          Costs and expenses
          Royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.
Contract Manufacturing Segment
(millions of dollars)

	Three Months Ended
	March	March
	2008	2007
Revenues	$6.6	$2.5
Cost of sales	4.5	2.5

Segment profit	$2.1	$—

          Revenues
          Contract manufacturing revenue for the three months ended March 31, 2008 was $6.6 million. This compares to $2.5 million for the comparable period of 2007. The increase in contract manufacturing revenue was the combined result of: increased shipments to a newly acquired customer, timing of shipments to our customers (adversely affecting the first quarter of 2007 and having a favorable effect on first-quarter 2008 sales) and compensation for certain non-routine services. It is not anticipated that the level of sales achieved in Contract Manufacturing in the first quarter of 2008 will continue throughout the year.
          Cost of sales
          Cost of sales for contract manufacturing for the three months ended March 31, 2008 was $4.5 million or 68% of sales compared to $2.5 million or 98% of sales for the comparable three-month period of 2007. Cost of sales for the first quarter of 2008, as a percentage of sales, was favorably affected by the above-referenced non-routine services which contributed $0.9 million of revenues. These services were performed in 2007 but recognition was delayed until all criteria for revenue recognition were met. Cost of sales for the first quarter of 2007 was adversely affected by certain start-up costs related to the new customer arrangement referred to above.

Non-U.S Revenue
          During the three months ended March 31, 2008, we had export sales and royalties on export sales of $20.2 million, of which $13.3 million were in Europe. This compares to $15.6 million of export sales in the comparable three-month period of 2007, of which $8.8 million were in Europe. The timing of international shipments causes quarter-to-quarter variability in non-U.S. revenue.
Corporate and Other Expense
(millions of dollars)

	Three Months Ended
	March	%	March
	2008	Change	2007
Research and development	$9.4	(13)	$10.8

General and administrative	7.8	(13)	9.0

Other (income) expense:
Investment income, net	(2.2)	(15)	(2.6)
Interest expense	3.4	(26)	4.6
Other, net	(0.3)	229	(0.1)

	0.9	(52)	1.9

Corporate and other expenses	$18.1	(16)	$21.7

n.m. — not meaningful
          Research and development. For the three months ended March 31, 2008, research and development expenses decreased by $1.4 million to $9.4 million as compared to the three months ended March 31, 2007. As we have previously indicated, we continue to expand our research and development efforts in areas such as rhMBL, PEG-SN38, the HIF-1 alpha antagonist and other LNA - and PEGylation-based programs. We anticipate increased levels of research and development expense in 2008 as compared to full-year 2007. In addition, as previously disclosed, we anticipate making milestone payments to third parties for the successful advancement of our research and development pipeline of up to $10.0 million in 2008.
          General and administrative. General and administrative expense decreased to $7.8 million for the three months ended March 31, 2008 from $9.0 million in the year-earlier quarter. This was due primarily to the first-quarter 2007 vesting of certain stock option awards not recurring in first-quarter 2008.
          Other (income) expense. Other (income) expense for the three months ended March 31, 2008 was net expense of $0.9 million, as compared to net expense of $1.9 million for the three months ended March 31, 2007. Other (income) expense includes: net investment income, interest expense and other income or expense.
          Net investment income was relatively constant at $2.2 million for the three months ended March 31, 2008 compared to $2.6 million for the three months ended March 31, 2007.
          Interest expense, which includes amortization of deferred debt issue costs, was $3.4 million for the three months ended March 31, 2008 and $4.6 million for the three months ended March 31, 2007 as a result of the declining balance of 4.5% notes payable.
          Other, net was income of $0.3 million and $0.1 million in the first quarter of 2008 and 2007, respectively.
Income taxes
          During the three months ended March 31, 2008, we recorded a net tax provision of $210,000 which represents Canadian tax liabilities. During the three months ended March 31, 2007, a net tax benefit was recorded of $193,000 consisting of state and Canadian taxes and an adjustment to taxes payable. No. U.S. income tax provisions were recognized in the three months ended March 31, 2008 or 2007, respectively, as the estimated annual effective tax rate is zero in both years.

Liquidity and Capital Resources
          Total cash reserves, which include cash, cash equivalents, short-term investments, restricted investments and cash and marketable securities, were $198.8 million as of March 31, 2008, as compared to $258.2 million as of December 31, 2007. The decline was primarily attributable to the repurchase of $59.9 million principal amount of our 4.5% notes payable. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities and auction rate securities.
          Net cash provided by operating activities for the three months ended March 31, 2008 was $0.7 million compared to cash used in operating activities of $15.0 million for the three months ended March 31, 2007. Cash of $7.2 million was generated during the three months ended March 31, 2008 comprised of net income of $1.5 million, adjusted for noncash items totaling $5.7 million. Fluctuations in operating assets and liabilities absorbed approximately $6.5 million of this amount netting to the $0.7 million of net cash from operations in the first quarter of 2008. Contributing to first quarter of 2007 cash used in operations was an operating loss of $2.8 million coupled with a significant increase in inventories to preferred levels.
          Investing activities yielded a $81.1 million source of cash in the first quarter of 2008 versus a $12.6 million source of cash during the first quarter of 2007. In the first quarter of 2007, we made a $17.5 million payment for a license related to our December 2006 agreement related to Oncaspar production. Restricted investments held at December 31, 2007 in the amount of $55.0 million were sold or matured during the three months ended March 31, 2008 providing the funds needed to repurchase outstanding 4.5% notes payable.
          Repurchase of $59.9 million principal amount of the 4.5% notes payable during the first quarter of 2008 for a cash outlay of $59.5 million was the primary financing cash outflow.
          As of March 31, 2008, we had outstanding $275.0 million of convertible senior notes payable that bear interest at an annual rate of 4% and $12.5 million of convertible subordinated notes payable that bear interest at an annual rate of 4.5%. Interest is payable on June 1 and December 1 for the 4% notes and January 1 and July 1 for the 4.5% notes. Accrued interest on the notes was $3.8 million and $2.5 million, respectively as of March 31, 2008 and December 31, 2007.
          Under our exclusive license with Sanofi-Aventis for marketing and distribution of Oncaspar in the U.S. and Canada, we are obligated to pay $5.0 million if net sales exceed $30.0 million for two consecutive years. Net sales of Oncaspar in the U.S. and Canada totaled $33.7 million in the full year 2007 and amounted to $11.0 million for the three months ended March 31, 2008 indicating a reasonable likelihood the obligation may occur in 2008.
          Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; product sales; royalties earned, which are primarily related to sales of PEG-INTRON; and contract manufacturing revenue. As a result of the sale in the third quarter of 2007, of a 25% interest in future royalties payable to us on sales of PEG-INTRON occurring after June 30, 2007, cash flows from royalties earned have been affected accordingly. Based upon our currently planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future. As indicated above, total cash reserves include restricted investments and cash. These dedicated funds amounted to $14.5 million at March 31, 2008 (comprised of restricted cash only) and $73.6 million at December 31, 2007. These segregated assets fully covered the $12.5 million and $72.4 million, respectively, principal amount of 4.5% notes payable outstanding as of March 31, 2008 and December 31, 2007. Any residual restricted cash after the July 1, 2008 retirement of all remaining 4.5% notes will revert to general corporate funds.
          Included in our short-term investments at March 31, 2008 are AAA/AA rated investments in auction rate securities totaling $7.9 million par value ($7.7 million fair value). Recent difficulties in the auction rate securities marketplace have raised concerns about the liquidity of such investments and we have reduced our holdings in them from approximately $51.4 million par value at December 31, 2007. One auction rate security with a par value of $1.5 million has experienced failed auctions since late 2007. An assessment of its fair value indicated a potential impairment of $240,000 as of December 31, 2007 which was deemed to be temporary and recognized in other comprehensive income. Its fair value as of March 31, 2008 remains below par by $270,000. We have no need to liquidate this particular security in the near term and based upon information available to us at this time, we anticipate being able to recover its original cost basis and that of all auction rate securities remaining in our portfolio.

          While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we may enter into agreements with collaborators with respect to the development and commercialization of products that could increase our cash requirement or we may seek additional financing to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.
Off-Balance Sheet Arrangements
          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2008, we were not involved in any SPE transactions.
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
          In addition, stock options to purchase 8.5 million shares of our common stock at a weighted average exercise price of $11.32 per share and 2.0 million restricted stock units were outstanding at March 31, 2008 that represent additional potential dilution.
Contractual Obligations
          Our major outstanding contractual obligations relate to our operating leases, convertible debt, and license agreements with collaborative partners.
          During the first quarter of 2008, we repurchased $59.9 million principal amount of our 4.5% notes payable for $59.5 million. Other than this, since December 31, 2007, there have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies and Estimates
          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
          Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of March 31, 2008 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.
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

          Revenues
          Revenues from product sales and contract manufacturing revenue are recognized when title passes to the customer (wholesaler or end-user). For product sales we also record a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of the accounts receivable balances. We continually monitor the adequacy of the accruals by comparing the actual payments to the estimates used in establishing the accruals.
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
          The following is a summary of reductions of gross sales accrued as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Accounts Receivable Reductions
Chargebacks	$2,205	$2,578
Cash discounts	143	159
Other (including returns)	2,080	2,046

Total	4,428	4,783

Accrued liabilities
Medicaid rebates	1,285	1,382
Administrative fees	146	187

Total	1,431	1,569

Grand Total	$5,859	$6,352

          There were no revisions to the estimates for gross-to-net sales adjustments that were material to income from operations for the three months ended March 31, 2008.
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
Income Taxes
          Under the asset and liability method of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2008, we believe, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.
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
Long-Lived Assets Impairment Analysis
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
          The impact that share-based payment awards will have on our results of operations is a function of the number of shares awarded, vesting and the trading price of our stock at date of grant, combined with the application of the Black-Scholes valuation model. Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any. Expected volatility is based on historical Enzon stock price information.

Recently Issued Accounting Standards, Not Adopted as of March 31, 2008
          In December 2007, the FASB issued two statements that would apply prospectively to potential, business combinations for which the acquisition date is on or after January 1, 2009. Early application is not permitted. These pronouncements would be adopted at such time as we undertake a business combination and will have no impact on our current or historical financial statements. SFAS No. 141R, “Business Combinations”, retains the fundamental requirements of purchase accounting but changes, among other things, the way assets and liabilities are recognized such as requiring recognition of in-process research and development at fair value. It also calls for the recognition of most acquisition costs as expense rather than part of the total acquisition cost. SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.
          In December 2007, the Emerging Issues Task Force (EITF) issued EITF 07-1, “Accounting for Collaborative Arrangements”. Effective beginning in 2009, the consensus prohibits participants in a collaborative agreement from applying the equity method of accounting to activities performed outside a separate legal entity and requires gross or net presentation of revenues and expenses by the respective parties depending upon their roles in the collaboration. We are in the process of evaluating the possible impact the consensus may have on our financial statements, but do not expect it to be material to our financial position or results of operations.
Forward-Looking Information and Factors That May Affect Future Results
          There are forward-looking statements contained herein, which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should”, “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to:
•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that we will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of our marketed products or products sold by others from which we derive royalty revenues. Such sales declines could result from increased competition, loss of patent protection, pricing, supply shortages and/or regulatory constraints.

•	The risk that, due to limited or single sources of supply for major products, we will be unable to obtain critical compounds used in the manufacture of our products at economically feasible prices or at all, or one of our key suppliers will experience manufacturing problems or delays.

•	Decisions by regulatory authorities regarding whether and when to approve our regulatory applications as well as their decisions regarding labeling and other matters could affect the commercial potential of our products or developmental products.

•	The risk that our internal manufacturing will experience failures in production, facility inspections or approvals that result in increased costs, delays in product manufacturing, product recalls or a delay in our ability to complete the consolidation of our manufacturing facilities.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave the Company.
          A more detailed discussion of these and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2007. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and we undertake no duty to update this information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Our holdings of financial instruments are comprised of auction rate securities and debt securities. All such instruments are classified as securities available-for-sale. Apart from custodial accounts related to the Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest the majority of our investments in the shorter-end of the maturity spectrum.
          The table below presents the principal amounts and related weighted-average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending March 31 of the year indicated) as of March 31, 2008 (in thousands):

	2009	2010	2011	Total	Fair Value
Fixed Rate	$58,221	$45,118	$8,331	$111,670	$111,719
Average Interest Rate	4.68%	5.46%	6.29%	5.11%
Variable Rate	7,950	—	—	7,950	7,680
Average Interest Rate	3.96%	—	—	3.96%

	$66,171	$45,118	$8,331	$119,620	$119,399

          Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Fair values are determined based upon quoted prices of our respective notes. Our 4% convertible senior unsecured notes in the principal amount of $275.0 million at March 31, 2008 are due June 1, 2013 and have a fair value of $307.2 million at March 31, 2008. Our 4.5% convertible subordinated notes in the principal amount of $12.5 million are due July 1, 2008 and have a fair value of $12.5 million at March 31, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
          Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of March 31, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Controls
          There were no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit		Reference
Number	Description	No.
3(i)	Amended and Restated Certificate of Incorporation	(1)

3(ii)	Amended and Restated By-laws	(2)

3(iii)	Amendment dated July 31, 2007 to Amended and Restated Bylaws	(3)

3(iv)	Amendment dated November 21, 2007 to Amended and Restated Bylaws	(4)

4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(5)

4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(6)

4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008 between the Company and Continental Stock Transfer and Trust Company, as rights agent.	(7)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:
(1)	Current Report on Form 8-K filed May 19, 2006.

(2)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 2, 2007.

(4)	Current Report on Form 8-K filed on November 26, 2007.

(5)	Form 8-A12G (File No. 000-12957) filed with the Commission on May 22, 2002.

(6)	Form 8-A12G/A (File No. 000-12957) filed with the Commission on February 20, 2003.

(7)	Current Report on Form 8-K filed January 8, 2008.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC. (Registrant)
/s/ Jeffrey H. Buchalter
Jeffrey H. Buchalter
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	/s/ Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)