Form 10-Q
period 2008-06-30
ENZON PHARMACEUTICALS INC
filed 2008-08-08
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares of Common Stock outstanding as of August 6, 2008: 44,876,173.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2008	December 31, 2007*

ASSETS

Current assets:
Cash and cash equivalents	$65,426	$40,053
Short-term investments	53,866	123,907
Restricted investments and cash	14,561	73,592
Accounts receivable, net of allowance for doubtful accounts of $735 at June 30, 2008 and $280 at December 31, 2007	17,039	14,927
Inventories	20,044	22,297
Other current assets	6,272	6,401

Total current assets	177,208	281,177

Property and equipment, net of accumulated depreciation of $41,419 at June 30, 2008 and $37,031 at December 31, 2007	45,012	45,312
Marketable securities	72,045	20,653
Amortizable intangible assets, net	66,077	68,141
Other assets	4,523	5,074

Total assets	$364,865	$420,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,298	$9,441
Notes payable	12,521	72,391
Accrued expenses	25,413	23,650

Total current liabilities	45,232	105,482

Notes payable	275,000	275,000
Other liabilities	3,807	3,302

Total liabilities	324,039	383,784

Commitments and contingencies

Stockholders’ equity:
Preferred stock — $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock — $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,840,399 shares and 44,199,831 shares at June 30, 2008 and December 31, 2007, respectively	448	442
Additional paid-in capital	340,481	335,318
Accumulated other comprehensive (loss) income	(361)	326
Accumulated deficit	(299,742)	(299,513)

Total stockholders’ equity	40,826	36,573

Total liabilities and stockholders’ equity	$364,865	$420,357

*	Condensed from audited financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Product sales, net	$29,206	$25,019	$56,635	$47,668
Royalties	15,035	18,290	29,735	34,634
Contract manufacturing	6,723	5,903	13,367	8,398

Total revenues	50,964	49,212	99,737	90,700

Costs and expenses:
Cost of product sales and contract manufacturing	17,406	15,269	33,545	26,733
Research and development	14,056	16,921	26,835	29,993
Selling, general and administrative	18,070	15,982	33,868	33,273
Amortization of acquired intangible assets	166	185	333	370
Restructuring charge	889	755	2,143	1,324

Total costs and expenses	50,587	49,112	96,724	91,693

Operating income (loss)	377	100	3,013	(993)

Other income (expense):
Investment income, net	1,120	2,366	3,299	4,943
Interest expense	(3,181)	(4,491)	(6,566)	(9,044)
Other, net	24	327	320	417

	(2,037)	(1,798)	(2,947)	(3,684)

(Loss) income before income tax provision	(1,660)	(1,698)	66	(4,677)

Income tax provision	85	261	295	68

Net loss	$(1,745)	$(1,959)	$(229)	$(4,745)

Loss per common share — basic	$(0.04)	$(0.04)	$(0.01)	$(0.11)

Loss per common share — diluted	$(0.04)	$(0.04)	$(0.01)	$(0.11)

Weighted average shares — basic	44,352	43,884	44,259	43,873

Weighted average shares — diluted	44,352	43,884	44,259	43,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(229)	$(4,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,833	8,106
Write-down of manufacturing assets	619	—
Share-based compensation	4,338	4,477
Loss on impairment of securities available for sale	645	—
Gain on redemption of notes payable	(371)	(198)
Write off and amortization of debt issue costs	715	904
Amortization of debt securities premium/discount	(2,510)	132
Changes in operating assets and liabilities	(4,802)	(18,515)

Net cash provided by (used in) operating activities	9,238	(9,839)

Cash flows from investing activities:
Purchase of property and equipment	(4,088)	(11,564)
Purchase of product rights	—	(17,500)
Proceeds from sale of marketable securities	50,240	110,850
Purchase of marketable securities	(94,482)	(164,488)
Maturities of marketable securities	123,100	103,492

Net cash provided by investing activities	74,770	20,790

Cash flows from financing activities:
Proceeds from exercise of common stock options	983	339
Proceeds from employee stock purchase plan	581	226
Issuance of shares pursuant to employee stock purchase plan	(700)	—
Redemption of notes payable	(59,499)	(15,723)

Net cash used in financing activities	(58,635)	(15,158)

Net increase (decrease) in cash and cash equivalents	25,373	(4,207)

Cash and cash equivalents at beginning of period	40,053	28,431

Cash and cash equivalents at end of period	$65,426	$24,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) Organization and Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Research and development and general and administrative expense have been corrected by immaterial amounts for the three months and six months ended June 30, 2007 and the three months ended March 31, 2008. Certain patent-related legal costs were reclassified reducing research and development expense and increasing general and administrative expense by: $818,000 for the three months ended June 30, 2007, $986,000 six months ended June 30, 2007 and $405,000 for the three months ended March 31, 2008. There was no net effect from these reclassifications on earnings, financial position or cash flows.
     Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(2) Spin-Off of Research and Development Operations
     On May 7, 2008, the Company announced that the Board of Directors has authorized a plan to spin-off its biotechnology activities in a transaction that will result in two independent public companies. The newly independent biotechnology business will be engaged in research and development based on Enzon’s PEGylation and the Locked Nucleic Acid technologies, among others, to develop therapeutics for cancer and other life-threatening diseases. Enzon plans to contribute $100.0 million in cash and $50.0 million in the form of an interest-bearing term note, as well as certain operating assets and liabilities to the newly created company. Enzon will retain the currently marketed products, Oncaspar, DepoCyt, Adagen and Abelcet, the rights to current and future royalty revenues from existing licenses, including PEG-INTRON, Pegasys, Macugen, Cimzia and Hematide, certain deferred tax assets, including net operating loss carryforwards and its manufacturing facility in Indianapolis, Indiana. Enzon’s outstanding convertible notes will remain an obligation of Enzon. Completion of the spin-off is subject to numerous conditions, including final approval by the Board of Directors and the effectiveness of a registration statement with the Securities and Exchange Commission. It is expected that the taxable spin-off will be completed in the fourth quarter of 2008.
     Through June 30, 2008, $1.1 million of transaction costs have been incurred related to the spin-off. These charges have been expensed as incurred and are included in Selling, General and Administrative expense. Total costs by the time of the spin-off are estimated to be approximately $8.0 million to $10.0 million.
(3) New Accounting Standards
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Enzon currently has no financial assets or liabilities for which it recognizes in earnings periodic gains or losses resulting from fair value fluctuations. Short-term investments and marketable securities are carried at fair value on the consolidated balance sheets with temporary gains and losses reflected in other comprehensive income. The Company has no significant nonfinancial assets or liabilities that it expects will be affected in 2009 when SFAS No. 157 becomes fully effective.
     The Company also adopted, as of January 1, 2008, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and Emerging Issues Task Force consensus No. 07-3 (EITF 07-3), “Accounting for Advance Payments for Goods and Services to Be Used in Future Research and Development Activities”. SFAS No. 159 permits companies to measure many financial assets and liabilities at fair value on a contract-by-contract basis in order to prevent distortions in earnings in the event certain other instruments in the balance sheet are marked-to-market through earnings. EITF 07-3 calls for capitalization of non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in future periods in conducting research and development activities and to amortize them over the period of expected benefit. The Company’s adoption of SFAS No. 159 and EITF 07-3 did not have an impact on its financial statements.
(4) Investments and Marketable Securities
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
     The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses, are included in investment income, net. The cost of securities is based on the specific identification method.
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
     Fair value is determined in accordance with SFAS No. 157, which established a hierarchy of preferred measures based upon the level of market observability used in determining the investment’s fair value. The preferred level is that which is derived from readily available quoted prices in active markets (Level 1). As the table below indicates, the majority of the Company’s investments and marketable securities are valued based on Level 1 inputs. Recently, due to instability in the financial markets, failed auctions for a certain auction rate security have occurred and, as a result, the Company has had to seek alternative measures of fair value which were deemed to be Level 2.
     The table below indicates the fair value measurements employed as of June 30, 2008 (in thousands):

	Quoted Prices
	in Active	Significant
	Markets for	Unobservable
	Identical Assets	Inputs
	(Level 1)	(Level 2)	Total

U.S. corporate debt	$117,998	$—	$117,998
Auction rate securities	4,650	855	5,505
Other	2,408	—	2,408

	$125,056	$855	$125,911

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The majority of the auction rate securities are rated AAA or AA and are variable-rate debt instruments for which interest rates are reset approximately every 28 days. The underlying securities have contractual maturities that are long-term, but because of the historical ability to liquidate holdings at the time of the periodic auctions, they have been classified as short-term, available-for-sale securities. Refer to the analysis of unrealized losses below regarding the impairment of auction rate securities.
     The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at June 30, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*

U.S. corporate debt	$118,852	$103	$(957)	$117,998
Auction rate securities	5,505	—	—	5,505
Other	2,143	342	(77)	2,408

	$126,500	$445	$(1,034)	$125,911

*	Includes short-term investments of $53,866 and marketable securities of $72,045 at June 30, 2008.
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
     Restricted investments and cash are held in a separate account for the sole purpose of repayment or repurchase of the Company’s 4.5% convertible subordinated notes due July 1, 2008. As of June 30, 2008, all restricted investments had been liquidated leaving only restricted cash amounting to $14.6 million. In July 2008, the Company paid off the remaining $12.5 million due on its 4.5% notes according to their terms. Amounts remaining in restricted cash after settlement of the 4.5% notes will be returned to the Company’s unrestricted cash accounts to be used for general corporate purposes. As of December 31, 2007, restricted investments amounted to $55.0 million of which $29.0 million was held in auction rate securities and restricted cash amounted to $18.6 million.
     Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $2.1 million as of June 30, 2008 and $2.3 million as of December 31, 2007. The assets of the deferred compensation plan also include cash ($1.4 million and $0.6 million at June 30, 2008 and December 31, 2007, respectively). There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities included $0.3 million of corporate equity securities as of June 30, 2008 and December 31, 2007.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at June 30, 2008 were as follows (in thousands):

Twelve-Month
Periods Ending	Amortized	Fair
June 30,	Cost	Value

2009	$53,595	$53,524
2010	58,225	57,574
2011	12,537	12,405

	$124,357	$123,503

     Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date. The Company has one investment in auction rate securities at risk with an original cost basis of $1.5 million. Beginning in the latter portion of 2007, there have been no successful auctions for this security and the credit rating of the issuer was downgraded in June 2008. Based upon the foregoing, the Company has concluded that the decline in estimated fair value (Level 2) of $645,000 is other than temporary. An impairment write-down to the security’s estimated fair value at June 30, 2008 of $855,000 was recognized in investment income in the statement of operations for the three months ended June 30, 2008. The Company has determined that, of the remaining unrealized holding losses in its marketable securities and short-term investments, none were other than temporary as of June 30, 2008.
     The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2008 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate debt (1)	$91,285	$(957)	$—	$—
Other(2)	2,066	(77)	—	—

Total	$93,351	$(1,034)	$—	$—

(1)	U.S. corporate debt. The unrealized losses of $957,000 on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at June 30, 2008.

(2)	The Company’s investments in other securities relate to the Company’s Executive Deferred Compensation Plan.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) Comprehensive Loss
     The following table reconciles net loss to comprehensive loss (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(1,745)	$(1,959)	$(229)	$(4,745)

Other comprehensive (loss) income:
Unrealized (loss) gain on securities that arose during the period(1)	(1,251)	227	(1,332)	668
Reclassification adjustment for impairment loss included in net loss(1)	645	—	645	—

Total other comprehensive (loss) income	(606)	227	(687)	668

Comprehensive loss	$(2,351)	$(1,732)	$(916)	$(4,077)

(1)	Information has not been tax-effected due to an estimated annual effective tax rate of zero.
(6) Earnings Per Common Share
     Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been completed. For purposes of calculating diluted earnings (loss) per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include non-qualified stock options, nonvested shares, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible subordinated notes payable and/or convertible senior notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.
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
     Any potentially dilutive shares were excluded from the computation of diluted loss per common share for all periods presented, as the effect on net loss per share was antidilutive. Consequently, reported diluted loss per common share is the same as basic loss per common share in each of these periods. For the three months ended June 30, 2008 and 2007, potentially dilutive common stock equivalents were 39.8 million and 40.4 million shares, respectively. For the six-month periods ended June 30, 2008 and 2007, potentially dilutive common stock equivalents were 39.8 million and 40.4 million, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7) Share-Based Compensation
     The Company accounts for its share-based compensation plans, including stock options, nonvested share awards and ESPP, according to the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R).
Stock Option and Nonvested Share Awards
     During the three-month periods ended June 30, 2008 and 2007, the Company recognized share-based compensation expense of $2.1 million and $1.5 million, respectively, relating to stock option and nonvested share awards. During the six-month periods ended June 30, 2008 and 2007, the Company recognized share-based compensation expense of $4.2 million and $4.5 million, respectively, for these plans. The weighted average grant price of the options granted was $9.22 per share and fair values ranged from $3.27 to $3.53 per share. The fair value of the options granted during the six months ended June 30, 2008 was $0.7 million. The nonvested shares granted during the six months had a weighted average grant-date fair value of $9.28 per share for an aggregated fair value of $4.0 million. The Company uses historical data to estimate forfeiture rates. Activity in options and nonvested shares during the six-months ended June 30, 2008 and related balances outstanding as of that date are reflected below (in thousands).

		Nonvested
	Options	Shares
Outstanding at January 1, 2008	8,385	1,774
Granted	200	432
Exercised and vested	(40)	(215)
Expired and forfeited	(40)	(45)

Outstanding at June 30, 2008	8,505	1,946

Options vested and expected to vest at June 30, 2008	7,813

Options exercisable at June 30, 2008	5,980

     As of June 30, 2008, there was $7.3 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 19 months and $11.3 million of total unrecognized compensation cost related to nonvested shares expected to be recognized over a weighted-average period of 25 months.
Employee Stock Purchase Plan
     For the quarter and six months ended June 30, 2008, compensation expense recognized for the ESPP was $0.2 million which was recorded in the same expense categories in the interim consolidated statement of operations as the underlying employee compensation. For the quarter and six months ended June 30, 2007, ESPP compensation expense was $0.1 million. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. Issuance of shares under the ESPP during the six months ended June 30, 2008 amounted to 72,201 shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(8) Inventories
     As of June 30, 2008 and December 31, 2007 inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007

Raw materials	$9,737	$9,809
Work in process	6,312	5,419
Finished goods	3,995	7,069

	$20,044	$22,297

(9) Intangible Assets
     As of June 30, 2008 and December 31, 2007 intangible assets consisted of the following (in thousands):

			Weighted
			Average
	June 30,	December 31,	Remaining
	2008	2007	Useful Lives
Product acquisition costs	$83,694	$78,694	6.1 years
Product patented technology	6,000	6,000	6.5 years
Manufacturing patent	9,000	9,000	6.5 years
Patent	1,875	1,875	*

	100,569	95,569
Less: Accumulated amortization	34,492	27,428

	$66,077	$68,141

*	fully amortized
     During the quarter ended June 30, 2008, the Company recognized a $5.0 million liability due to Sanofi-Aventis related to its license of rights to market and distribute Oncaspar in the U.S. The license agreement, effective in January 2006, called for this incremental payment upon achievement of a specified level of Oncaspar sales. The threshold sales level is expected to be met in the third quarter of 2008 and the incremental payment is payable to Sanofi-Aventis in January 2009.
     Amortization of intangibles amounted to $4.4 million for the three months ended June 30, 2008 and $2.6 million for the three months ended June 30, 2007. Amortization for the three months ended June 30, 2008 includes $1.9 million amortization of the newly recognized Oncaspar-related license rights. This adjusts the carrying amount of the intangible asset to recognize benefit derived from the payment over the term of the agreement. The remaining $3.1 million will be amortized over the remaining six-year term. Of the amounts recognized in each of the three-month periods, $4.3 million and $2.4 million were charged to cost of product sales and contract manufacturing for the periods ended June 30, 2008 and 2007, respectively. For the six-months ended June 30, 2008 and June 30, 2007, amortization charges were $7.1 million and $5.2 million, respectively, with $6.7 million and $4.8 million, respectively, classified as cost of product sales and contract manufacturing.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(10) Notes Payable
     The table below reflects the composition of the notes payable balances as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Current
4.5% Convertible Subordinated Notes due July 1, 2008	$12,521	$72,391

Long-Term
4% Convertible Senior Notes due June 1, 2013	$275,000	$275,000

     The 4.5% notes matured on July 1, 2008 and were repaid in full plus accrued and unpaid interest.
     The 4% notes mature on June 1, 2013, unless earlier redeemed, repurchased or converted, at the option of the holders, into the Company’s common stock at an initial conversion price of $9.55 per share. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company.
     At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the 4% notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.
     In connection with the Company’s second-quarter 2006 issuance of $275.0 million of the 4% notes, the Company entered into a registration rights agreement whereby it agreed to file a shelf registration statement with the SEC to permit the registered resale of the 4% notes and the common stock issuable upon conversion of the notes. The shelf registration was filed in a timely manner on October 2, 2006 and was declared effective by the SEC on November 3, 2006. Failure to maintain the effectiveness of the registration statement for a period of two years beginning November 3, 2006 would result in additional interest of up to $0.5 million being payable on the 4% notes as of June 30, 2008. No amounts are owed, nor have any been recorded, for failure to maintain the effectiveness of the registration statement.
     Interest on the 4.5% notes is payable on January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $282,000 as of June 30, 2008 and $1.6 million as of December 31, 2007. Interest on the 4% notes is payable on June 1 and December 1 of each year. As of June 30, 2008 accrued interest on the 4% notes amounted to $1.0 million, unchanged from December 31, 2007.
     The Company evaluates the accounting for the conversion feature in accordance with Emerging Issues Task Force Issue (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.” If a conversion feature is required to be bifurcated in the future, changes in the fair value of the conversion feature would be included in operations in each period. The Company concluded that no beneficial conversion feature existed at the inception of the notes.
(11) Restructuring
     During the first quarter of 2007, the Company announced plans to consolidate manufacturing operations in its Indianapolis, Indiana location. This action was taken as part of the Company’s continued efforts to streamline operations.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     All operations at the Company’s South Plainfield, New Jersey facility are expected to be transferred to the Company’s Indianapolis facility in 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs will be employee severance and related benefits for affected employees. Severance costs recognized in the three-month and six-month periods ended June 30, 2008 were $0.5 million and $1.5 million, respectively. In the three-month and six-month periods ended June 30, 2007, the severance costs were $0.7 million and $1.3 million, respectively. These amounts are being paid in 2008 in connection with the successful transfer of production to the Company’s Indianapolis facility and closure of the South Plainfield facility.
     During 2007, the Company recognized $0.4 million of employee severance and related benefits when it combined its previous two specialized sales forces into one sales team.
     The Company incurred the following costs in connection with its restructuring programs during the six months ended June 30, 2008 and from inception of the manufacturing restructuring through December 31, 2007 (in thousands):

	Six Months
	Ended	Year Ended
	June 30, 2008	December 31, 2007	Total
Employee termination costs — manufacturing	$1,524	$2,232	$3,756
— sales forces	—	385	385

	1,524	2,617	4,141
Write-down of manufacturing assets	619	5,124	5,743

	$2,143	$7,741	$9,884

     The amounts for employee termination benefits are reflected in accrued expenses. Payments have commenced and are expected to continue for several months relating to the manufacturing restructuring. Payments in connection with the sales force restructuring have ended. Payments to terminated employees have amounted to $0.9 million during the six months ended June 30, 2008, leaving an accrued liability as of June 30, 2008 of $3.2 million.
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
(12) Supplemental Cash Flow Information
     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the six-month periods ended June 30, 2008 and 2007, there were payments of interest on the Company’s notes payable of $7.2 million and $8.5 million, respectively. Income tax payments for the six months ended June 30, 2008 and 2007, were $1.9 million and $0.5 million, respectively.
     During the six months ended June 30, 2008, the Company accrued a liability of $5.0 million for an incremental payment to Sanofi-Aventis in the first quarter of 2009 for achievement of an specified level of Oncaspar sales. The liability and asset were recognized based upon the probability that a contractual milestone would be achieved in the third quarter of 2008.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13) Income Taxes
     During the three months and six months ended June 30, 2008, the Company recorded a net tax expense of $0.1 million and $0.3 million, respectively which represents Canadian tax liabilities. During the three months and six months ended June 30, 2007, the Company recorded a net tax expense of $0.3 million and $0.1 million representing state and Canadian tax liabilities as well as an adjustment to taxes payable. The Company did not recognize a U.S. Federal income tax provision for these periods as the estimated annual effective tax rate is zero. As of June 30, 2008, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.
(14) Segment Information
     The Company operates in the following business and reportable segments:
     Products — The Products segment performs the manufacturing, development, marketing and selling of pharmaceutical products for patients with cancer or other life-threatening diseases. Currently, the Company has developed or acquired four therapeutic products approved by the U.S. Food and Drug Administration focused primarily in oncology and other life-threatening diseases. The Company currently markets its products through its specialized U.S. sales force that calls upon specialists in oncology, hematology, infectious disease and other critical care disciplines. The Company’s four proprietary marketed brands are Oncaspar, DepoCyt, Abelcet and Adagen.
     Royalties — The Company receives royalties on the manufacture and sale of products that utilize its proprietary technology. Royalty revenues are currently derived from sales of products that use the Company’s PEGylation platform, namely PEG-INTRON marketed by Schering-Plough, Macugen marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc., and Pegasys marketed by Hoffmann-La Roche. Through an agreement with Nektar, the Company shares in Nektar’s royalties on sales of Pegasys and Macugen which utilize Enzon technology.
     Contract Manufacturing — The Company manufactures products for third parties. It manufactures for Cephalon, Abelcet for export and MYOCET. It also produces the injectable multivitamin, MVI®, for Hospira, Inc. In addition, the Company has negotiated two contracts to produce clinical product for other companies.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The following tables present segment revenues and profitability information for the three-month and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,
				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)	Consolidated
Revenues	2008	$29,206	$15,035	$6,723	$—	$50,964
	2007	$25,019	$18,290	$5,903	$—	$49,212

Profit (Loss)	2008	$4,189	$15,035	$2,868	$(23,752)	$(1,660)
	2007	$1,822	$18,290	$1,813	$(23,623)	$(1,698)

	Six months ended June 30,
				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)	Consolidated
Revenues	2008	$56,635	$29,735	$13,367	$—	$99,737
	2007	$47,668	$34,634	$8,398	$—	$90,700

Profit (Loss)	2008	$7,275	$29,735	$4,978	$(41,922)	$66
	2007	$4,202	$34,634	$1,854	$(45,367)	$(4,677)

(1)	Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities and exploratory, preclinical and clinical research and development expenses not specifically identifiable with existing marketed products or product candidates that have not entered Phase III clinical trials.
     Following is a reconciliation of segment profit to consolidated (loss) income before income tax provision (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2008	2007	2008	2007
Segment profit	$22,092	$21,925	$41,988	$40,690
Unallocated operating expense	(21,715)	(21,825)	(38,975)	(41,683)

Operating income (loss)	377	100	3,013	(993)
Other corporate expense	(2,037)	(1,798)	(2,947)	(3,684)

(Loss) income before income tax provision	$(1,660)	$(1,698)	$66	$(4,677)

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We are a biopharmaceutical company dedicated to the development, manufacturing and commercialization of important medicines for patients with cancer and other life-threatening conditions. We operate in three business segments: Products, Royalties and Contract Manufacturing. We have a portfolio of four marketed products, Oncaspar, DepoCyt, Abelcet and Adagen. Our drug development programs utilize several cutting-edge technologies, including our PEGylation Customized Linker TechnologyTM and the LNA, or Locked Nucleic Acid, technology, to create product candidates with benefits such as reduced dosing frequency and less toxicity. Our PEGylation technology was used to develop two of our products, Oncaspar and Adagen, and has created a royalty revenue stream from licensing partnerships for other products developed using the technology. Enzon also engages in contract manufacturing opportunities for several pharmaceutical companies to broaden the Company’s revenue base.
     On May 7, 2008, the Company announced that the Board of Directors has authorized a plan to spin-off its biotechnology activities in a transaction that will result in two independent public companies. The newly independent biotechnology business will be engaged in research and development based on Enzon’s PEGylation and the Locked Nucleic Acid technologies, among others, to develop therapeutics for cancer and other life-threatening diseases. Enzon plans to contribute $100.0 million in cash and $50.0 million in the form of an interest-bearing term note as well as certain operating assets and liabilities to the newly created company. Enzon will retain the currently marketed products, Oncaspar, DepoCyt, Adagen and Abelcet, the rights to current and future royalty revenues from existing licenses, including PEG-INTRON, Pegasys, Macugen, Cimzia and Hematide, certain deferred tax assets, including net operating loss carryforwards and its manufacturing facility in Indianapolis, Indiana. Enzon’s outstanding convertible notes will remain an obligation of Enzon. Completion of the spin-off is subject to numerous conditions, including final approval by the Board of Directors and the effectiveness of a registration statement with the Securities and Exchange Commission. It is expected that the taxable spin-off will be completed in the fourth quarter of 2008.
Results of Operations
Three-Month and Six-Month Periods Ended June 30, 2008 and 2007
Overview
     Following is a reconciliation of segment profitability to consolidated (loss) income before income tax (millions of dollars). The percentage changes below and throughout this Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section.

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2008	Change	2007	2008	Change	2007
Products Segment profit	$4.3	130	$1.8	$7.3	73	$4.2
Royalty Segment profit	15.0	(18)	18.3	29.7	(14)	34.6
Contract Manufacturing Segment profit	2.9	58	1.9	5.0	169	1.9
Corporate and other expenses*	(23.8)	1	(23.7)	(41.9)	(8)	(45.4)

(Loss) income before income tax provision	$(1.6)	(2)	$(1.7)	$0.1	n.m.	$(4.7)

*	We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, exploratory and preclinical research and development expenses, depreciation, investment income, interest expense and income taxes. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.
     n.m. — not meaningful

Products Segment
     Products Segment profitability (millions of dollars):

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2008	Change	2007	2008	Change	2007
Revenues	$29.2	17	$25.0	$56.6	19	$47.7
Cost of sales	13.6	21	11.2	25.2	25	20.2
Research and development	3.4	(5)	3.6	7.2	19	6.0
Selling and marketing	7.0	(7)	7.5	14.5	(7)	15.6
Amortization of intangibles	0.1	(10)	0.2	0.3	(10)	0.4
Restructuring	0.8	18	0.7	2.1	62	1.3

Segment profit	$4.3	130	$1.8	$7.3	73	$4.2

     n.m. — not meaningful
     Revenues
     Sales performance of individual products is provided below (millions of dollars):

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
Product	2008	Change	2007	2008	Change	2007
Oncaspar	$13.2	36	$9.6	$25.5	49	$17.1
DepoCyt	2.4	14	2.1	4.4	(3)	4.5
Abelcet	6.6	(1)	6.7	13.6	(5)	14.4
Adagen	7.0	7	6.6	13.1	13	11.7

Totals	$29.2	17	$25.0	$56.6	19	$47.7

     The 17 percent growth in net product sales for the three months ended June 30, 2008 compared to the same period of 2007 was attributable primarily to higher revenues from our oncology product, Oncaspar, which grew 36 percent. Oncaspar volume growth was 13 percent for the quarter. On a year-to-date basis, product sales grew by 19 percent, again led by Oncaspar which benefited from a number of favorable effects. There was a $1.2 million international shipment in the first quarter of 2008 with no corresponding shipment in the first quarter of 2007. Oncaspar sales were also impacted by price increases necessitated by significantly higher raw material cost and expenses related to the development of manufacturing process improvements and technology transfer. See discussions below in cost of sales and research and development regarding increased production costs and production process enhancements. Continued growth in sales of Oncaspar is reflective of its adoption in certain protocols by hospitals and cooperative groups. Sales of DepoCyt, for treatment of lymphomatous meningitis, and Adagen, for treatment of severe immunodeficiency disease, tend to fluctuate from quarter-to-quarter. Adagen sales in 2008 were favorably affected by a first-quarter price increase. Abelcet, for treatment of invasive fungal infections, continues to experience competitive pressures in the marketplace, although the rate of sales decline this quarter is lower than the quarterly average over the past year.
     Cost of sales
          Cost of sales of marketed products for the three months ended June 30, 2008 was $13.6 million, compared to $11.2 million for the comparable three-month period of 2007. Included in the second-quarter 2008 amount was a $1.9 million amortization of a $5.0 million licensing intangible milestone payment that was triggered during the second quarter of 2008. The remaining $3.1 million of this milestone payment will be recognized in cost of sales over its remaining life of 6 years. The second-quarter 2007 amount includes a $1.9 million charge for test batches produced in connection with the transfer of production of Oncaspar and Adagen from our South Plainfield facility to Indianapolis. Production of such batches is necessary in order to validate the new production processes and assure the continued quality and stability of the Oncaspar and Adagen products. Exclusion of these two charges from the calculation would result in a cost of products sold as a percentage of product sales of approximately 40 percent for the three months ended June 30, 2008 and 37 percent for the three months ended June 30, 2007. Cost of products sold as a percentage of sales rose to approximately 40 percent in the first half of 2008 from 38 percent in the first half of 2007 when adjustments are made for the two $1.9 million items referred to above. Gross margins on Oncaspar were lower on both a quarterly and year-to-year comparison basis due to the timing of the effects of raw material price increases arising from a December 2006 supply agreement. The full effect of this cost increase was not reflected in cost of products sold until the latter half of 2007.
     Research and development
     Research and development spending on marketed products, primarily Oncaspar and Adagen, decreased 5 percent from $3.6 million in the second quarter of 2007 to $3.4 million in the second quarter of 2008 but rose 19 percent on a year-to-date basis from $6.0 million to $7.2 million. As previously disclosed, we are investing in the next generation of L-asparaginase. We will also invest for the next few years to enhance and secure the supply of Oncaspar and Adagen. We intend to continue to increase efforts to improve the manufacturing processes and pharmaceutical properties of both Oncaspar and Adagen.
     Selling and marketing expenses
     Selling and marketing expenses consist primarily of sales and marketing personnel, other commercial expense and marketing programs to support our sales force as well as medical education. Selling and marketing expenses for the three months ended June 30, 2008 were $7.0 million, down 7 percent from $7.5 million in the second quarter of 2007. This was consistent with the year-to-date decrease of 7 percent to $14.5 million in 2008 from $15.6 million in 2007. The decrease reflects the effects of the sales force realignment that took place in late 2007. Also included in selling and marketing expenses are the costs associated with our medical affairs program, which is continuing to expand, offsetting to some degree the savings from the sales force realignment.
     Restructuring
     During the first quarter of 2007, we announced plans to consolidate our manufacturing operations in our Indianapolis, Indiana location. This action was taken as part of our continued efforts to streamline operations. All operations at our South Plainfield facility are expected to be transferred to our Indianapolis facility in 2008, resulting in the incurrence and full accrual of certain employee severance and facility exit costs. Among these costs will be employee severance and related benefits for affected employees estimated to be approximately $3.5 million. Payment of these amounts has commenced and is expected to continue for the next several months. Severance charges and related benefits of $2.2 million had been recognized through December 31, 2007. An additional $1.5 million of severance costs were recognized during the first six months of 2008, including $0.5 million accrued during the three months ended June 30, 2008. We expect to incur other costs during 2008 related to the relocation of goods and equipment, which will be recognized when costs are incurred.
     A reassessment of the estimated time to complete the manufacturing consolidation resulted in shortening the amortization period for leasehold improvements at South Plainfield resulting in an accelerated amortization charge of $226,000 in the first quarter of 2008 and $246,000 in the second quarter of 2008 included in restructuring expense. In addition, certain assets consisting primarily of manufacturing equipment that will not be transferred to the Indianapolis facility, nor continue to be used in manufacturing at the South Plainfield facility have been identified and written off. We recognized the remaining depreciation totaling $5.1 million on assets decommissioned during the third quarter of 2007 and an additional $147,000 write-down during the second quarter of 2008.
     During 2007, $1.9 million, the cost of required validation batches at our Indianapolis facility for both Oncaspar and Adagen, was expensed and included in cost of product sales. There have been no such charges for validation batches during 2008.
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

Royalties Segment
(millions of dollars)

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2008	Change	2007	2008	Change	2007
Royalty revenue	$15.0	(18)	$18.3	$29.7	(14)	$34.6

     Revenues
     PEG-INTRON royalties account for the majority of our total royalty revenues. In August 2007, we sold a 25 percent interest in our future PEG-INTRON royalties. During the three months ended June 30, 2008, PEG-INTRON royalty revenue declined 23 percent compared to the prior year second quarter, in line with the sold interest. Royalties from Pegasys in the second quarter of 2008, showed a significant increase over the corresponding quarter of 2007 due to timing of shipments moderating the overall decline in second-quarter royalty revenues to 18 percent. For the six months ended June 30, 2008, the year-over-year decline in royalty revenues was 14 percent. Royalties on PEG-INTRON decreased by 10 percent in the first quarter of 2008, despite the sale of the 25 percent interest indicating strong underlying performance of the product.
     Costs and expenses
     Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.
Contract Manufacturing Segment
(millions of dollars)

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2008	Change	2007	2008	Change	2007
Revenues	$6.8	14	$5.9	$13.4	59	$8.4
Cost of sales	3.9	(6)	4.0	8.4	28	6.5

Segment profit	$2.9	58	$1.9	$5.0	169	$1.9

     Revenues
     Contract manufacturing revenue for the three months ended June 30, 2008 was $6.8 million compared to $5.9 million for the comparable period of 2007. The increase in contract manufacturing revenue was due to increased shipments to a new customer. On a year-to-date basis the new customer, timing of shipments to our customers (adversely affecting the first quarter of 2007 and having a favorable effect on first-quarter 2008 sales) and compensation for certain non-routine services all contributed to a 59 percent growth in revenues from $8.4 million in the six months ended June 30, 2007 to $13.4 million for the six months ended June 30, 2008. It is not anticipated that the level of sales achieved in Contract Manufacturing in the first half of 2008 will continue for the remainder of the year.
     Cost of sales
     Cost of sales for contract manufacturing for the three months ended June 30, 2008 was $3.9 million or 57 percent of sales compared to $4.0 million or 69 percent of sales for the comparable three-month period of 2007. For the six months ended June 30, 2008, cost of sales as a percent of sales was approximately 63 percent compared to 78 percent for the six months ended June 30, 2007. Cost of sales for the first quarter of 2008, as a percentage of sales, was favorably affected by the above-referenced non-routine services which contributed $0.9 million of revenues. These services were performed in 2007 but recognition was delayed until all criteria for revenue recognition were met. Cost of sales for the first quarter of 2007 was adversely affected by certain start-up costs related to the new customer arrangement referred to above.

Non-U.S Revenue
     During the three months ended June 30, 2008, we had export sales and royalties on export sales of $20.5 million, of which $14.4 million were in Europe. This compares to $21.0 million of export sales in the comparable three-month period of 2007, of which $13.8 million were in Europe.
     We had export sales and royalties on export sales of $40.7 million and $36.6 million, of which $27.7 million and $22.6 million were in Europe, for the six months ended June 30, 2008 and 2007, respectively.
Corporate and Other Expense
(millions of dollars)

	Three Months Ended			Six Months Ended
	June	%	June	June	%	June
	2008	Change	2007	2008	Change	2007
Research and development	$10.6	(20)	$13.4	$19.6	(18)	$24.0

General and administrative	11.1	31	8.5	19.3	9	17.7

Other (income) expense:
Investment income, net	(1.1)	(53)	(2.3)	(3.3)	(33)	(4.9)
Interest expense	3.2	(29)	4.4	6.6	(27)	9.0
Other, net	—	n.m.	(0.3)	(0.3)	(23)	(0.4)

	2.1	13	1.8	3.0	(20)	3.7

Corporate and other expenses	$23.8	1	$23.7	$41.9	(8)	$45.4

     n.m. — not meaningful
     Research and development. For the three months ended June 30, 2008, research and development expenses decreased by $2.8 million to $10.6 million as compared to the three months ended June 30, 2007. This twenty percent decline is generally consistent with the six-month comparison which shows an 18% reduction in research and development spending. The decrease in spending to date in 2008 is primarily the result of timing of certain research and development expenses that were incurred in the first half of 2007 associated with the commencement of clinical trials including the purchase of clinical drug supply. We continue to invest in our research and development efforts in areas such as rhMBL, PEG-SN38, the HIF-1 alpha antagonist and other LNA- and PEGylation- based programs. We anticipate increased levels of research and development expenses in the second half of 2008 as we continue to advance our programs. The second quarter of 2008 spending included $2.0 million in milestone payments related to the LNA platform. As previously disclosed, we anticipate making milestone payments to third parties for the successful advancement of our research and development pipeline of up to $10.0 million in 2008.
     General and administrative. General and administrative expense increased to $11.1 million for the three months ended June 30, 2008 from $8.5 million in the three months ended June 30, 2007 whereas the six months ended June 30, 2008 general and administrative spending was up $1.6 million over the prior-year comparative period. The increase experienced during the three months ended June 30, 2008 was due to a $1.1 million expense related to the proposed spin-off of our biotechnology activities. We anticipate total costs associated with the spin-off to approximate $8.0 million to $10.0 million. In addition, spending on patent-related legal matters increased year over year. An offsetting benefit arose from vesting of certain stock option awards in the first quarter of 2007 not recurring in first-quarter 2008.
     Other (income) expense. Other (income) expense for the three months ended June 30, 2008 was net expense of $2.1 million, as compared to net expense of $1.8 million for the three months ended June 30, 2007. On a year-to-date basis, 2008 net expense was $3.0 million, down from $3.7 million in 2007. Other (income) expense includes: net investment income, interest expense and other income or expense.
     Net investment income for the quarter and six months ended June 30, 2008 was adversely affected by the impairment write-down of an auction rate security of $645 thousand reducing the amount of investment income reported for the three months ended June 30, 2008.

     Interest expense was $3.2 million and $6.6 million for the three-month and six-month periods ended June 30, 2008 and $4.4 million and $9.0 million for the three-month and six-month periods ended June 30, 2007, respectively. The reduction in interest expense resulted from the declining balance of 4.5% notes payable.
Income taxes
     During the three months and six months ended June 30, 2008, we recorded a tax expense of approximately $0.1 million and $0.3 million, respectively, which represents state and Canadian tax liabilities and includes an adjustment to taxes payable. During the three months and six months ended June 30, 2007, we recorded a tax expense of $0.3 million and $0.1 million, respectively, representing state and Canadian taxes payable. No federal income tax provision was recorded for the three months and six months ended June 30, 2008 as the estimated annual effective tax rate is zero.
Liquidity and Capital Resources
     Total cash reserves, which include cash, cash equivalents, short-term investments, restricted investments and cash and marketable securities, were $205.9 million as of June 30, 2008, as compared to $258.2 million as of December 31, 2007. The decrease is primarily due to the repurchase of $59.9 million principal amount of our 4.5% notes payable. We invest our excess cash primarily in United States government-backed securities and investment-grade corporate debt securities.
     Operating activities constituted a source of cash of $9.2 million during the six months ended June 30, 2008 as compared to a $9.8 million use of cash in the prior year period. Net loss, adjusted for noncash items such as depreciation, amortization and asset write-downs yielded approximately $14.0 million in cash in the current year compared to approximately $8.7 million in the first six months of 2007. In addition, changes in balance sheet operating assets and liabilities consumed substantially less cash in the first six months of 2008 versus 2007 when opening levels of accounts payable were particularly high.
     Cash was provided by investing activities in the first six months of 2008 in the amount of approximately $74.8 million as marketable securities, including $55.0 million of restricted investments, matured or were liquidated and $4.1 million was invested in plant and equipment. The proceeds of the restricted investments were used to repurchase our 4.5% notes payable. In the first six months of 2007, cash provided by investing activities was $20.8 million. During that period, we made a $17.5 million payment for a license related to our December 2006 agreement related to Oncaspar production and invested $11.6 million in property and equipment while approximately $50.0 million was generated by the sale or maturity of investments, net of purchases.
     Repurchase of $59.9 million principal amount of the 4.5% notes payable during the first six months of 2008 for a cash outlay of $59.5 million constituted the primary financing cash outflow. In the first half of 2007, $15.7 million was expended for repurchase of the 4.5% notes.
     As of June 30, 2008, we had outstanding $275.0 million of convertible senior notes payable that bear interest at an annual rate of 4% and $12.5 million of convertible subordinated notes payable that bear interest at an annual rate of 4.5%. The 4.5% notes payable matured on July 1, 2008 and were repaid in full plus accrued interest. Interest is payable on June 1 and December 1 for the 4% notes and January 1 and July 1 for the 4.5% notes. Accrued interest on the notes was $1.2 million and $2.5 million, respectively as of June 30, 2008 and December 31, 2007.
     In connection with the proposed spin-off of our biotechnology activities, we plan to contribute $100.0 million in cash and $50.0 million in the form of an interest-bearing term note as well as certain operating assets and liabilities to the newly created company. We anticipate the spin-off will be completed in the fourth quarter of 2008 pending effectiveness of the registration statement and final approval by the Board of Directors.
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
     As indicated above, total cash reserves include restricted investments and cash. These dedicated funds amounted to $14.6 million at June 30, 2008 (comprised of restricted cash only) and $73.6 million at December 31, 2007. These segregated assets fully covered the $12.5 million and $72.4 million, respectively, principal amount of 4.5% notes payable outstanding as of June 30, 2008 and December 31, 2007. Any residual restricted cash after the July 2008 retirement of all remaining 4.5% notes will revert to general corporate funds.

     Included in our short-term investments at June 30, 2008 are investments in auction rate securities totaling $6.2 million par value ($5.5 million fair value). Most are rated AAA or AA. Recent difficulties in the auction rate securities marketplace have raised concerns about the liquidity of such investments. One auction rate security with a par value of $1.5 million has experienced failed auctions since late 2007. During the quarter ended June 30, 2008, the credit rating of the issuer was downgraded by two rating agencies. Based on this information, we concluded that the decline in estimated fair value (Level 2) to $855,000 is other than temporary and we recognized an impairment write-down of $645,000 in investment income. We will continue to monitor our investments in this and other auction rate securities. At this time, there are active auctions for all but one and we continue to receive regularly scheduled interest on all of them.
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
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2008, we were not involved in any SPE transactions.
     Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes is 28.8 million shares. Our 4.5% notes were fully repaid in July 2008. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.
     In addition, stock options to purchase 8.5 million shares of our common stock at a weighted average exercise price of $11.32 per share and 1.9 million restricted stock units were outstanding at June 30, 2008 that represent additional potential dilution.
Contractual Obligations
     As of June 30, 2008, we had accrued a $5.0 million liability to Sanofi-Aventis for a licensing intangible milestone payment that was triggered during the second quarter of 2008. The $5.0 million is payable in January 2009.
     Other major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.
     In July 2008, we repaid the remaining $12.5 million principal amount of our 4.5% notes. There have been no other material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2007, other than as described below.
Critical Accounting Policies and Estimates
     A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
     Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All accounting standards effective as of June 30, 2008 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as critical because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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
     The following is a summary of reductions of gross sales accrued as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007

Accounts Receivable Reductions
Chargebacks	$2,240	$2,578
Cash Discounts	158	159
Other (including returns)	2,724	2,046

Total	5,122	4,783

Accrued Liabilities
Medicaid Rebates	1,951	1,382
Administrative Fees	178	187

Total	2,129	1,569

Grand Total	$7,251	$6,352

     Royalties under our license agreements with third parties are recognized as revenue when reasonably estimable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds, product returns and collection is reasonably assured. Notification from the third party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur.
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

Recently Issued Accounting Standards, Not Adopted as of June 30, 2008
     In December 2007, the FASB issued two statements that would apply prospectively to potential, business combinations for which the acquisition date is on or after January 1, 2009. Early application is not permitted. These pronouncements would be adopted at such time as we undertake a business combination and will have no impact on our current or historical financial statements. SFAS No. 141R, “Business Combinations”, retains the fundamental requirements of purchase accounting but changes, among other things, the way assets and liabilities are recognized such as requiring recognition of in-process research and development as an intangible asset at fair value. It also calls for the recognition of most acquisition costs as expense rather than part of the total acquisition cost. SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary.
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
     The FASB ratified the consensus of the Emerging Issues Task Force in Issue No. 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” in June 2008. The issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock and establishes a two-step approach with which to make the determination. Under current U.S. GAAP, the conversion options embedded in our convertible debt are considered to be indexed to our stock and, as a result, we are not required to bifurcate the option from the note payable and mark the option to market each reporting period. We are in the process of evaluating the provisions of EITF 07-5, which would take effect prospectively in the first quarter of 2009, but at this time do not believe there will be a material effect on our financial position or results of operations. There would be no effect on our cash flows.
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
     The table below presents the principal amounts and related weighted average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending June 30 of the year indicated) as of June 30, 2008 (in thousands):

	2009	2010	2011	Total	Fair Value
Fixed Rate	$48,090	$58,225	$12,537	$118,852	$117,997
Average Interest Rate	5.00%	6.10%	5.26%	5.57%
Variable Rate	5,505	—	—	5,505	5,505
Average Interest Rate	3.49%			3.49%

	$53,595	$58,225	$12,537	$124,357	$123,502

     Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% convertible senior unsecured notes in the principal amount of $275.0 million at June 30, 2008 are due June 1, 2013 and have a fair value of $244.9 million at June 30, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
     Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of June 30, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Controls
     There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	An annual meeting of stockholders was held on May 22, 2008.

(b)	Rolf A. Classon, Robert LeBuhn and Robert C. Salisbury were re-elected as Class III directors of the Company. The term of office, as a director for each of Jeffrey H. Buchalter, Goran A. Ando, M.D, Victor P. Micati and Philip M. Renfro, continued after the annual meeting.

(c)	The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below. All proposals were approved by the requisite percentage:
(i)	The stockholders voted 30,485,452 shares in favor and 6,962,103 shares withheld with respect to the election of Rolf A. Classon as a Class III director of the Company.
The stockholders voted 31,279,136 shares in favor and 6,168,419 withheld with respect to the election of Robert LeBuhn. as a Class III director of the Company.
The stockholders voted 31,549,976 shares in favor and 5,897,579 withheld with respect to the election of Robert C. Salisbury as a Class III director of the Company.
(ii)	The stockholders voted 32,964,265 shares in favor, 1,933,473 shares against and 2,549,817 shares abstained with respect to a proposal to ratify the selection of KPMG LLP to audit our consolidated financial statements for the fiscal year ending December 31, 2008.

Item 6. Exhibits
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit		Reference
Number	Description	No.
3(i)	Amended and Restated Certificate of Incorporation	(1)
3(ii)	Amended and Restated By-laws	(2)
3(iii)	Amendment dated July 31, 2007 to Amended and Restated Bylaws	(3)
3(iv)	Amendment dated November 21, 2007 to Amended and Restated Bylaws	(4)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(5)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(6)
4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008 between the Company and Continental Stock Transfer and Trust Company, as rights agent.	(7)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.
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

ENZON PHARMACEUTICALS, INC. (Registrant)
Date: August 8, 2008	By:	/s/ Jeffrey H. Buchalter
Jeffrey H. Buchalter,
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)