Form 10-Q
period 2008-09-30
ENZON PHARMACEUTICALS INC
filed 2008-11-06
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒      No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☒   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of November 3, 2008: 44,953,665.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2008	December 31, 2007*

ASSETS

Current assets:
Cash and cash equivalents	$78,128	$40,053
Short-term investments	57,903	123,907
Restricted investments and cash	—	73,592
Accounts receivable, net of allowance for doubtful accounts of $66 at September 30, 2008 and $280 at December 31, 2007	15,262	14,927
Inventories	16,804	22,297
Other current assets	6,155	6,401

Total current assets	174,252	281,177

Property and equipment, net of accumulated depreciation of $38,510 at September 30, 2008 and $37,031 at December 31, 2007	45,006	45,312
Marketable securities	66,479	20,653
Amortizable intangible assets, net	63,366	68,141
Other assets	4,247	5,074

Total assets	$353,350	$420,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,510	$9,441
Notes payable	—	72,391
Accrued expenses	29,718	23,650

Total current liabilities	36,228	105,482

Notes payable	275,000	275,000
Other liabilities	3,924	3,302

Total liabilities	315,152	383,784

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,896,010 shares and 44,199,831 shares at September 30, 2008 and December 31, 2007, respectively	449	442
Additional paid-in capital	342,448	335,318
Accumulated other comprehensive (loss) income	(2,937)	326
Accumulated deficit	(301,762)	(299,513)

Total stockholders’ equity	38,198	36,573

Total liabilities and stockholders’ equity	$353,350	$420,357

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Revenues:
Product sales, net	$28,912	$24,874	$85,547	$72,542
Royalties	14,611	18,206	44,346	52,840
Contract manufacturing	5,267	3,761	18,634	12,159

Total revenues	48,790	46,841	148,527	137,541

Costs and expenses:
Cost of product sales and contract manufacturing	14,473	14,118	48,018	40,851
Research and development	15,654	10,456	42,489	40,449
Selling, general and administrative	18,253	14,632	52,121	47,905
Amortization of acquired intangible assets	167	171	500	541
Restructuring charge	249	5,513	2,392	6,837

Total costs and expenses	48,796	44,890	145,520	136,583

Gain on sale of royalty interest, net	—	88,666	—	88,666

Operating (loss) income	(6)	90,617	3,007	89,624

Other income (expense):
Investment income, net	1,268	2,689	4,567	7,632
Interest expense	(3,025)	(4,286)	(9,591)	(13,330)
Other, net	(94)	497	226	914

	(1,851)	(1,100)	(4,798)	(4,784)

(Loss) income before income tax provision	(1,857)	89,517	(1,791)	84,840

Income tax provision	163	1,987	458	2,055

Net (loss) income	$(2,020)	$87,530	$(2,249)	$82,785

(Loss) earnings per common share - basic	$(0.05)	$1.99	$(0.05)	$1.89

(Loss) earnings per common share - diluted	$(0.05)	$1.23	$(0.05)	$1.25

Weighted average shares - basic	44,464	43,925	44,328	43,890

Weighted average shares - diluted	44,464	74,344	44,328	72,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2008	2007

Cash flows from operating activities:
Net (loss) income	$(2,249)	$82,785
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,470	12,481
Write-down of manufacturing assets	810	5,124
Gain on sale of property and equipment	—	(26)
Share-based compensation	6,362	6,064
Loss on sale of marketable securities	266	—
Loss on impairment of available-for-sale securities	645	—
Gain on redemption of notes payable	(371)	(481)
Write off and amortization of debt issue costs	990	1,386
Amortization of debt securities premium/discount	(2,531)	114
Changes in operating assets and liabilities	3,773	(15,601)

Net cash provided by operating activities	23,165	91,846

Cash flows from investing activities:
Purchase of property and equipment	(6,199)	(15,231)
Purchase of product rights	—	(17,500)
Proceeds from sale of marketable securities	66,564	159,110
Purchase of marketable securities	(106,816)	(315,639)
Maturities of marketable securities	132,380	129,742

Net cash provided by (used in) investing activities	85,929	(59,518)

Cash flows from financing activities:
Proceeds from exercise of common stock options	983	395
Proceeds from employee stock purchase plan	718	446
Issuance of shares pursuant to employee stock purchase plan	(700)	—
Redemption of notes payable	(72,020)	(40,240)

Net cash used in financing activities	(71,019)	(39,399)

Net increase (decrease) in cash and cash equivalents	38,075	(7,071)

Cash and cash equivalents at beginning of period	40,053	28,431

Cash and cash equivalents at end of period	$78,128	$21,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Organization and Basis of Presentation

          The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Research and development and general and administrative expense have been modified by immaterial amounts for the three months and nine months ended September 30, 2007 and the three months ended March 31, 2008. Certain patent-related legal costs were reclassified reducing research and development expense and increasing general and administrative expense by: $358,000 for the three months ended September 30, 2007, $1.3 million for the nine months ended September 30, 2007 and $405,000 for the three months ended March 31, 2008. Beginning April 2008, amounts were classified appropriately and no reclassification was necessary. There was no net effect from these reclassifications on earnings, financial position or cash flows.

          Interim results are not necessarily indicative of the results that may be expected for the year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2) Spin-Off of Research and Development Operations

          On May 7, 2008, the Company announced that the Board of Directors has authorized a plan to spin-off its biotechnology activities in a transaction that would result in two independent public companies. The newly independent biotechnology business would be engaged in research and development based on Enzon’s PEGylation and the Locked Nucleic Acid technologies, among others, to develop therapeutics for cancer and other life-threatening diseases. Enzon would contribute $100.0 million in cash and securities and $50.0 million in the form of an interest-bearing term note, as well as certain operating assets and liabilities to the newly created company. Enzon would retain the currently marketed products, Oncaspar, DepoCyt, Abelcet and Adagen, the rights to current and future royalty revenues from existing licenses, including PEG-INTRON, Pegasys, Macugen, Cimzia and Hematide, certain deferred tax assets, including net operating loss carryforwards and its manufacturing facility in Indianapolis, Indiana. Enzon’s outstanding convertible notes would remain an obligation of Enzon. Completion of the spin-off is subject to numerous conditions, including final approval by the Board of Directors and the effectiveness of a registration statement with the SEC. The Company continues to work with the SEC towards finalizing the registration statement on Form 10 under the name Evivrus, Inc.

          On August 11, 2008, the Company announced it was exploring strategic alternatives for its specialty pharmaceuticals business. These alternatives included, among other things, selling the entire specialty pharmaceuticals business, or selling one or more of Enzon’s marketed products, Oncaspar, DepoCyt, Abelcet and Adagen, and its Indianapolis, Indiana manufacturing facility.

          Through September 30, 2008, $3.8 million of transaction costs have been incurred related to strategic initiatives including the spin-off and the potential sale of the specialty pharmaceuticals business. These charges have been expensed as incurred and are included in Selling, General and Administrative expense. As announced on November 5, 2008, the potential sale of the specialty pharmaceuticals business has been negatively impacted by the external financial markets, effectively eliminating this alternative from further consideration at this time. Assuming the spin-off is finalized, total costs of the strategic initiatives could range from approximately $8.0 million to $10.0 million.

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

          Fair value is determined in accordance with SFAS No. 157, which established a hierarchy of preferred measures based upon the level of market observability used in determining the investment’s fair value. The preferred level is that which is derived from readily available quoted prices in active markets (Level 1). As the table below indicates, the majority of the Company’s investments and marketable securities are valued based on Level 1 inputs. Recently, due to instability in the financial markets, failed auctions for a certain auction rate security have occurred and, as a result, the Company has had to seek alternative measures of fair value which were deemed to be Level 2. The model used to value the auction rate securities considers listed quotes of bonds with comparable maturities, the underlying collateral of the securities and the issuer's credit worthiness.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

           The table below indicates the fair value measurements employed as of September 30, 2008 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 2)	Total

U.S. corporate debt	$116,164	$—	$116,164
Auction rate securities	4,650	1,035	5,685
Other	2,533	—	2,533

	$123,347	$1,035	$124,382

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

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale securities by major security type at September 30, 2008 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

U.S. corporate debt	$119,769	$87	$(3,692)	$116,164
Auction rate securities	5,505	180	—	5,685
Other	2,206	511	(184)	2,533

	$127,480	$778	$(3,876)	$124,382

* Includes short-term investments of $57,903 and marketable securities of $66,479 at September 30, 2008.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          Restricted investments and cash were held in a separate account for the sole purpose of repayment or repurchase of the Company’s 4.5% convertible subordinated notes due July 1, 2008. As of December 31, 2007, restricted investments amounted to $55.0 million of which $29.0 million was held in auction rate securities and restricted cash amounted to $18.6 million. In July 2008, the Company paid off the remaining $12.5 million due on its 4.5% notes according to their terms. Amounts remaining in restricted cash after settlement of the 4.5% notes amounted to $1.8 million and were returned to the Company’s unrestricted cash accounts to be used for general corporate purposes.

          Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $2.0 million as of September 30, 2008 and $2.3 million as of December 31, 2007. The assets of the deferred compensation plan also include cash ($1.5 million and $0.6 million at September 30, 2008 and December 31, 2007, respectively). There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities included $0.5 million and $0.3 million, respectively of corporate equity securities as of September 30, 2008 and December 31, 2007.

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at September 30, 2008 were as follows (in thousands):

Twelve-Month Periods Ending September 30,	Amortized Cost	Fair Value

2009	$59,791	$57,391
2010	56,160	55,341
2011	9,323	9,117

	$125,274	$121,849

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and fair value at such date. The Company has one investment in auction rate securities at risk with an original cost basis of $1.5 million. Beginning in the latter portion of 2007, there have been no successful auctions for this security and the credit rating of the issuer was downgraded in June 2008. Based upon the foregoing, the Company concluded that the decline in estimated fair value (Level 2) at June 30, 2008 of $645,000 was other than temporary. An impairment write-down to the security’s estimated fair value of $855,000 was recognized as of June 30, 2008 and is reflected in investment income in the statement of operations for the nine months ended September 30, 2008. As of September 30, 2008, the fair value of the Company’s holdings of U.S. corporate debt was lower than the amortized cost basis by approximately $3.6 million. This net unrealized holding loss was reflective of general capital market conditions affecting over fifty separate corporate debt holdings and not the credit worthiness of any individual security. No individual investment constitutes greater than five percent of the Company’s portfolio. Accordingly, the Company has determined that there were no other-than-temporary holding losses as of September 30, 2008. Despite continued disruption in the global financial markets subsequent to September 30, 2008, there is no change in this conclusion.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2008 (in thousands):

	Less Than 12 Months		12 Months or Greater

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. corporate debt (1)	$97,180	$(2,794)	$6,109	$(898)
Other(2)	955	(184)	—	—

Total	$98,135	$(2,978)	$6,109	$(898)

(1) U.S. corporate debt. The unrealized losses of $3.7 million on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. Of the unrealized loss reflected in the 12 months or greater column, the majority arose during the quarter ended September 30, 2008. The Company invests in bonds that are rated A1 or better, as dictated by its investment policy. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at September 30, 2008.

(2) The Company’s investments in other securities relate to the Company’s Executive Deferred Compensation Plan.

(5) Comprehensive (Loss) Income

          The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Net (loss) income	$(2,020)	$87,530	$(2,249)	$82,785

Other comprehensive (loss) income:
Unrealized (loss) gain on securities that arose during the period (1)	(2,842)	280	(4,174)	948
Reclassification adjustment for losses included in net loss(1)	266	—	911	—

Total other comprehensive (loss) income	(2,576)	280	(3,263)	948

Comprehensive (loss) income	$(4,596)	$87,810	$(5,512)	$83,733

(1) Information has not been tax-effected due to an estimated annual effective tax rate of zero.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) Earnings Per Common Share

          Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been completed. For purposes of calculating diluted earnings per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and using the treasury stock method, nonvested shares, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.

          The following table reconciles the numerators and denominators of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2008 and September 30, 2007 (amounts in thousands except per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Earnings Per Common Share - Basic:
Net (loss) income	$(2,020)	$87,530	$(2,249)	$82,785

Weighted average common shares outstanding	44,464	43,925	44,328	43,890

Basic earnings per share	$(0.05)	$1.99	$(0.05)	$1.89

Earnings Per Common Share - Diluted:
Net (loss) income	$(2,020)	$87,530	$(2,249)	$82,785
Add back interest expense on 4% convertible notes	*	2,750	*	8,250
Add back interest expense on 4.5% convertible notes	*	1,055	*	*

Adjusted net income	$(2,020)	$91,335	$(2,249)	$91,035

Weighted average number of common shares outstanding	44,464	43,925	44,328	43,890
Incremental shares related to ESPP and vesting of nonvested awards	*	346	*	132
Incremental shares assuming conversion of 4% notes	*	28,796	*	28,796
Incremental shares assuming conversion of 4.5% notes	N/A	1,277	*	*

Weighted-average number of common shares outstanding and common share equivalents	44,464	74,344	44,328	72,818

Diluted earnings per share	$(0.05)	$1.23	$(0.05)	$1.25

* For the three months and nine months ended September 30, 2008, the effect of inclusion of all potentially dilutive common stock equivalents and related earnings effects would have been anti-dilutive. Consequently, reported diluted earnings per share is equal to basic earnings per share for these periods. Approximately 39.6 million potentially dilutive common stock equivalents were anti-dilutive for the nine-month period ended September 30, 2008. For the nine-months ended September 30, 2007, approximately 1.5 million anti-dilutive common stock equivalents related to the 4.5% convertible notes were excluded from the computations.

N/A - Not applicable

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

Stock Option and Nonvested Share Awards

          During the three-month periods ended September 30, 2008 and 2007, the Company recognized share-based compensation expense of $2.0 million and $1.5 million, respectively, relating to stock option and nonvested share awards. During the nine-month periods ended September 30, 2008 and 2007, the Company recognized share-based compensation expense of $6.2 million and $6.0 million, respectively, for these plans. These expenses were recorded in the same expense categories in the interim consolidated statement of operations as the underlying employee compensation. The weighted average grant price of the options granted during the nine months ended September 30, 2008 was $9.22 per share and fair values ranged from $3.27 to $3.53 per share. The fair value of the options granted during the nine months ended September 30, 2008 was $0.7 million. The nonvested shares granted during the nine months ended September 30, 2008 had a weighted average grant-date fair value of $8.98 per share for an aggregate fair value of $4.6 million. The Company uses historical data to estimate forfeiture rates. Activity in options and nonvested shares during the nine-months ended September 30, 2008 and related balances outstanding as of that date are reflected below (in thousands).

	Options	Nonvested Shares

Outstanding at January 1, 2008	8,385	1,774
Granted	200	508
Exercised and vested	(40)	(309)
Expired and forfeited	(47)	(82)

Outstanding at September 30, 2008	8,498	1,891

Options vested and expected to vest at September 30, 2008	7,822

Options exercisable as of September 30, 2008	6,038

          As of September 30, 2008, there was $6.6 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 16 months and $10.4 million of total unrecognized compensation cost related to nonvested shares expected to be recognized over a weighted-average period of 22 months.

Employee Stock Purchase Plan

          For the quarter and nine months ended September 30, 2008, compensation expense recognized for the ESPP was $0.1 million and $0.2 million, respectively which was recorded in the same expense categories in the interim consolidated statement of operations as the underlying employee compensation. For the quarter and nine months ended September 30, 2007, ESPP compensation expense was $0.1 million. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. Issuance of shares under the ESPP during the nine months ended September 30, 2008 amounted to 72,201 shares. Based on a purchase price established at September 30, 2008, 56,851 shares were allocated to employees for purchase under the ESPP in October 2008.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) Inventories

          As of September 30, 2008 and December 31, 2007 inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007

Raw materials	$8,215	$9,809
Work in process	5,064	5,419
Finished goods	3,525	7,069

	$16,804	$22,297

(9) Intangible Assets

          As of September 30, 2008 and December 31, 2007 intangible assets consisted of the following (in thousands):

	September 30, 2008	December 31, 2007	Weighted Average Remaining Useful Lives

Product acquisition costs	$83,694	$78,694	5.9 years
Product patented technology	6,000	6,000	6.3 years
Manufacturing patent	9,000	9,000	6.3 years
Patent	1,875	1,875	*

	100,569	95,569
Less: Accumulated amortization	37,203	27,428

	$63,366	$68,141

* fully amortized

          During the quarter ended June 30, 2008, the Company recognized a $5.0 million intangible asset and a liability due to Sanofi-Aventis related to its license of rights to market and distribute Oncaspar in the U.S. The license agreement, effective in January 2006, called for this incremental payment upon achievement of a specified level of Oncaspar sales. The threshold sales level was achieved in the third quarter of 2008 and the incremental amount due to Sanofi-Aventis is payable in January 2009. At the time the liability was recognized, the Company immediately recorded $1.9 million of amortization to reflect benefit derived from the payment over the entire term of the agreement. The remaining $3.1 million is being amortized over the remaining six-year term of the agreement.

          Amortization of intangibles amounted to $2.7 million for the three months ended September 30, 2008 and $2.6 million for the three months ended September 30, 2007. Of the amounts recognized in each of the three-month periods, $2.5 million and $2.4 million were charged to cost of product sales and contract manufacturing for the periods ended September 30, 2008 and 2007, respectively. For the nine-months ended September 30, 2008 and September 30, 2007, amortization charges were $9.8 million and $7.8 million, respectively, with $9.3 million and $7.2 million, respectively, classified as cost of product sales and contract manufacturing.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10) Notes Payable

          The table below reflects the composition of the notes payable balances as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007

Current
4.5% Convertible Subordinated Notes due July 1, 2008	$—	$72,391

Long-Term
4% Convertible Senior Notes due June 1, 2013	$275,000	$275,000

          The 4.5% notes matured on July 1, 2008 and were repaid in full plus accrued and unpaid interest.

          The 4% notes mature on June 1, 2013, unless earlier redeemed, repurchased or converted, at the option of the holders, into the Company’s common stock at an initial conversion price of $9.55 per share. The 4% notes are senior unsecured obligations and rank equal to all future senior unsecured debt of the Company.

          At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes are not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the 4% notes, holders of the notes may require the Company to redeem the notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

          Interest on the 4% notes is payable on June 1 and December 1 of each year. As of September 30, 2008 accrued interest on the 4% notes amounted to $3.7 million, and as of December 31, 2007, $1.0 million. Interest on the 4.5% notes was payable on January 1 and July 1 of each year. Accrued interest on the 4.5% notes was $1.6 million as of December 31, 2007.

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

          The transfer of operations at the Company’s South Plainfield, New Jersey facility to the Company’s Indianapolis facility is essentially complete as of the end of September 2008, resulting in the incurrence of certain restructuring and exit costs. Among these costs were employee severance and related benefits for affected employees. Severance costs were fully accrued by June 30, 2008, resulting in $1.5 million being recognized this year. In the three-month and nine-month periods ended September 30, 2007, the severance costs were $0.4 million and $1.7 million, respectively. These amounts are being paid in 2008 and 2009 in connection with the successful transfer of production to the Company’s Indianapolis facility and closure of the South Plainfield facility.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          During 2007, the Company recognized $0.4 million of employee severance and related benefits when it combined its previous two specialized sales forces into one sales team.

          The Company incurred the following costs in connection with its restructuring programs during the nine months ended September 30, 2008 and from inception of the manufacturing restructuring through December 31, 2007. All restructuring charges have been related to the Products segment. Amounts are in thousands.

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007	Total

Employee termination costs - manufacturing	$1,524	$2,232	$3,756
- sales forces	—	385	385

	1,524	2,617	4,141
Write-down of manufacturing assets	810	5,124	5,934
Other	58	—	58

	$2,392	$7,741	$10,133

          The amounts for employee termination benefits are reflected in accrued expenses. Payments have commenced and are expected to continue for several months relating to the manufacturing restructuring. Payments in connection with the sales force restructuring have ended. Payments to terminated employees have amounted to $1.7 million during the nine months ended September 30, 2008, leaving an accrued liability as of September 30, 2008 of $2.3 million.

          In addition to the restructuring charges described above, costs incurred during 2007 related to validation batches at the Indianapolis facility for Oncaspar and Adagen, were expensed and included in cost of product sales in the amount of $1.9 million.

          The Company may experience additional restructuring charges associated with lease termination or sublease of the South Plainfield facility. When the Company ceases use of the property, a determination will be made as to the appropriate accounting. Such costs may be incurred and recognized when the Company terminates its lease or enters into an unfavorable sublease. As of the date of this report, the Company does not know what the final use or disposition of the leased South Plainfield facility will be.

(12) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the nine-month periods ended September 30, 2008 and 2007, there were payments of interest on the Company’s notes payable of $7.5 million and $11.1 million, respectively. Income tax payments for the nine months ended September 30, 2008 and 2007, were $2.4 million and $0.5 million, respectively.

          During the nine months ended September 30, 2008, the Company accrued a liability of $5.0 million for an incremented payment to Sanofi-Aventis in the first quarter of 2009 for achievement of a specified level of Oncaspar sales. Payment is expected to be made in January 2009.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13) Income Taxes

          During the three months and nine months ended September 30, 2008, the Company recorded a net tax expense of $0.2 million and $0.5 million, respectively, which primarily represents a provision-to-return adjustment for 2007 final Federal tax filings. During the three months and nine months ended September 30, 2007, the Company recorded a net tax expense of $2.0 million and $2.1 million representing Federal, state and Canadian tax liabilities as well as an adjustment to taxes payable. Other than alternative minimum tax, the Company did not recognize a U.S. Federal income tax provision for these periods as the estimated annual effective tax rate is zero. As of September 30, 2008, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

          Royalties - The Company receives royalties on the manufacture and sale of products that utilize its proprietary technology. Royalty revenues are currently derived from sales of products that use the Company’s PEGylation platform, namely PEG-INTRON marketed by Schering-Plough, Macugen marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc., and Pegasys marketed by Hoffmann-La Roche. Through an agreement with Nektar Therapeutics, Inc. (Nektar) the Company shares in Nektar’s royalties on sales of Pegasys, Macugen, Cimzia and Hematide which utilize Enzon technology.

          Contract Manufacturing - The Company manufactures products for third parties. It manufactures for Cephalon France, Abelcet for export and MYOCET. It also produces the injectable multivitamin, MVI®, for Hospira, Inc. The Company's contract with Hospira, Inc. for the manufacture of MVI will terminate effective April 30, 2010. The Company has negotiated two contracts to produce clinical products for other companies.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The following tables present segment revenues and profitability information for the three-month and nine-month periods ended September 30, 2008 and 2007 (in thousands):

Three months ended September 30,

Segment		Products	Royalties	Contract Manufacturing	Corporate(1)	Consolidated

Revenues	2008	$28,912	$14,611	$5,267	$—	$48,790
	2007	$24,874	$18,206	$3,761	$—	$46,841

Profit (Loss)	2008	$5,994	$14,611	$1,250	$(23,712)	$(1,857)
	2007	$(1,330)	$106,872	$821	$(16,846)	$89,517

Nine months ended September 30,

Segment		Products	Royalties	Contract Manufacturing	Corporate(1)	Consolidated

Revenues	2008	$85,547	$44,346	$18,634	$—	$148,527
	2007	$72,542	$52,840	$12,159	$—	$137,541

Profit (Loss)	2008	$13,269	$44,346	$6,228	$(65,634)	$(1,791)
	2007	$2,872	$141,506	$2,675	$(62,213)	$84,840

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

          Following is a reconciliation of segment profit to consolidated (loss) income before income tax provision (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,

	2008	2007	2008	2007

Segment profit	$21,855	$106,363	$63,843	$147,053
Unallocated operating expense	21,861	15,746	60,836	57,429

Operating (loss) income	(6)	90,617	3,007	89,624
Other corporate expense	(1,851)	(1,100)	(4,798)	(4,784)

(Loss) income before income tax provision	$(1,857)	$89,517	$(1,791)	$84,840

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

          On May 7, 2008, we announced that the Board of Directors has authorized a plan to spin-off our biotechnology activities in a transaction that would result in two independent public companies. The newly independent biotechnology business would be engaged in research and development based on our PEGylation and the Locked Nucleic Acid technologies, among others, to develop therapeutics for cancer and other life-threatening diseases. We plan to contribute $100.0 million in cash and securities and $50.0 million in the form of an interest-bearing term note as well as certain operating assets and liabilities to the newly created company. We would retain the currently marketed products, Oncaspar, DepoCyt, Abelcet and Adagen, the rights to current and future royalty revenues from existing licenses, including PEG-INTRON, Pegasys, Macugen, Cimzia and Hematide, certain deferred tax assets, including net operating loss carryforwards and our manufacturing facility in Indianapolis, Indiana. Our outstanding convertible notes would remain an obligation of Enzon. Completion of the spin-off is subject to numerous conditions, including final approval by the Board of Directors and the effectiveness of a registration statement with the SEC. The Company continues to work with the SEC towards finalizing the registration statement on Form 10 under the name Evivrus, Inc.

          On August 11, 2008, we announced we were exploring strategic alternatives for our specialty pharmaceuticals business. These alternatives included, among other things, selling the entire specialty pharmaceuticals business, or selling one or more of our marketed products, Oncaspar, DepoCyt, Abelcet and Adagen, and our Indianapolis, Indiana manufacturing facility. As announced on November 5, 2008, the potential sale of the specialty pharmaceuticals business has been negatively impacted by the external financial markets, effectively eliminating this alternative from further consideration at this time.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007

Overview

          Following is a reconciliation of segment profitability to consolidated (loss) income before income tax (millions of dollars). The percentage changes reflected in Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section.

	Three Months Ended		Nine Months Ended

	September 2008	September 2007	September 2008	September 2007

Products Segment profit (loss)	$5.9	$(1.3)	$13.2	$2.9
Royalty Segment profit	14.6	106.9	44.3	141.5
Contract Manufacturing Segment profit	1.3	0.8	6.3	2.7
Corporate and other expenses*	(23.7)	(16.9)	(65.6)	(62.3)

(Loss) income before income tax provision	$(1.9)	$89.5	$(1.8)	$84.8

*

     We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including exploratory and preclinical research and development expenses, general and administrative expenses, investment income and interest expense. Research and development expenses are considered corporate expenses unless they relate to an existing marketed product or a product candidate enters Phase III clinical trials at which time related research and development expenses would be chargeable to one of our operating segments. Depreciation and income taxes are not allocated to the segments.

Products Segment

          Products Segment profitability (millions of dollars):

	Three Months Ended			Nine Months Ended

	September 2008	% Change	September 2007	September 2008	% Change	September 2007

Revenues	$28.9	16	$24.8	$85.5	18	$72.5
Cost of product sales	10.4	(6)	11.2	35.6	14	31.4
Research and development	4.5	179	1.6	11.7	53	7.6
Selling and marketing	7.6	(2)	7.7	22.1	(5)	23.3
Amortization of intangibles	0.2	n.m.	0.1	0.5	—	0.5
Restructuring	0.3	(95)	5.5	2.4	(65)	6.8

Segment profit	$5.9	n.m.	$(1.3)	$13.2	362	$2.9

      n.m. – not meaningful

          Revenues

          Sales performance of individual products is provided below (millions of dollars):

	Three Months Ended			Nine Months Ended

Product	September 2008	% Change	September 2007	September 2008	% Change	September 2007

Oncaspar	$12.5	19	$10.5	$38.0	37	$27.7
DepoCyt	2.2	2	2.2	6.5	(1)	6.6
Abelcet	6.6	(2)	6.7	20.3	(4)	21.1
Adagen	7.6	39	5.4	20.7	21	17.1

Totals	$28.9	16	$24.8	$85.5	18	$72.5

          The 16 percent growth in net product sales for the three months ended September 30, 2008 compared to the same period of 2007 was attributable primarily to higher revenues from our oncology product, Oncaspar, and our treatment for immunodeficiency disease, Adagen. Oncaspar unit sales were essentially unchanged for the quarter. For the nine months ended September 30, 2008, product sales grew by 18 percent, led by Oncaspar and Adagen. The year-to-date increase in Oncaspar revenues is primarily attributable to a price increase effective in the first quarter of 2008 necessitated by significantly higher raw material cost and expenses related to the development of manufacturing process improvements and technology transfer. See discussions below in cost of sales and research and development regarding increased production costs and production process enhancements. The growth in sales of Oncaspar reflects its adoption in certain patient treatment protocols by hospitals and cooperative groups. Adagen sales in 2008 were favorably affected by a first-quarter price increase. Sales of DepoCyt, for treatment of lymphomatous meningitis, and Adagen tend to fluctuate from quarter-to-quarter. Abelcet, for treatment of invasive fungal infections, continues to experience competitive pressures in the marketplace, although the rate of sales decline has moderated recently.

          Cost of sales

          Cost of sales of marketed products for the three months ended September 30, 2008 decreased to $10.4 million, or 36 percent of sales, compared to $11.2 million, or 45 percent of sales, for the comparable three-month period of 2007. This was primarily due to unfavorable Abelcet manufacturing variances experienced during the third quarter of 2007. On a nine-month period-to-period basis, cost of products sold as a percentage of sales declined from approximately 43 percent to 41 percent. Cost of products sold as a percentage of sales declined from approximately 41 percent of sales to 39 percent of sales in the same nine-month comparison after excluding two separate charges each for $1.9 million in the second quarter of 2008 and 2007. Included in the second-quarter of 2008 amount was $1.9 million of accelerated amortization associated with a $5.0 million licensing milestone payment that was triggered during that quarter. The remaining $3.1 million of this milestone payment will be recognized in cost of sales over its remaining life of 6 years. The second-quarter

2007 cost of sales includes a $1.9 million charge for test batches produced in connection with the transfer of production of Oncaspar and Adagen from our South Plainfield, New Jersey facility to our Indianapolis, Indiana facility. Production of such batches is necessary in order to validate the new production processes and assure the continued quality and stability of the Oncaspar and Adagen products. The gross margin on sales of Oncaspar was lower during the nine months ended September 30, 2008 compared to the same period in 2007 due to the timing of the effects of raw material price increases arising from a December 2006 supply agreement. The full effect of this cost increase was not reflected in cost of products sold until the latter half of 2007. The gross margin on Oncaspar showed a one percentage point improvement in the quarter ended September 30, 2008 compared to the same period last year.

          Research and development

          Research and development spending with respect to marketed products, primarily Oncaspar and Adagen, rose 179 percent from $1.6 million in the third quarter of 2007 to $4.5 million in the third quarter of 2008. On a year-to-date basis research and development expenses rose from $7.6 million to $11.7 million or 53 percent. As previously disclosed, we are investing in the next generation of L-asparaginase and recombinant adenosine deaminase enzyme (ADA). We will also invest during the next few years to enhance and secure the supply of Oncaspar and Adagen. We intend to continue to increase efforts to improve the manufacturing processes and pharmaceutical properties of both Oncaspar and Adagen.

          Selling and marketing expenses

          Selling and marketing expenses consist primarily of expenses related to sales and marketing personnel, other commercial expenses and marketing programs to support our sales force as well as medical education. Selling and marketing expenses for the three months ended September 30, 2008 were $7.6 million, down 2 percent from $7.7 million in the third quarter of 2007. On a year-to-date, basis selling and marketing expense decreased 5 percent to $22.1 million in 2008 from $23.3 million for 2007. In both periods, the reduction in selling and marketing expense reflects the effects of the sales force realignment that took place in late 2007. Also included in selling and marketing expenses are the costs associated with our medical affairs program, which is continuing to expand, offsetting to some degree the savings from the sales force realignment.

          Restructuring

          During the first quarter of 2007, we announced plans to consolidate our manufacturing operations in our Indianapolis location. This action was taken as part of our continued efforts to streamline operations. The transfer of operations at our South Plainfield facility to our Indianapolis facility is essentially complete, resulting in the incurrence and full accrual of certain employee severance and facility exit costs. Among these costs were employee severance and related benefits for affected employees of approximately $3.7 million. Payment of these amounts has commenced and is expected to continue into 2009. Severance charges and related benefits of $2.2 million had been recognized through December 31, 2007. An additional $1.5 million of severance costs were recognized during the first nine months of 2008.

          A reassessment of the estimated time to complete the manufacturing consolidation resulted in shortening the amortization period for leasehold improvements at South Plainfield resulting in an accelerated amortization charge of $226,000 in the first quarter of 2008 and $246,000 in the second quarter of 2008 included in restructuring expense. In addition, certain assets consisting primarily of manufacturing equipment that will not be transferred to the Indianapolis facility, nor continue to be used in manufacturing at the South Plainfield facility have been identified and written off. We recognized the remaining depreciation totaling $5.1 million on assets decommissioned during the third quarter of 2007 and additional write-downs of $147,000 and $204,000 during the second and third quarters of 2008, respectively.

          During 2007, $1.9 million, the cost of required validation batches at our Indianapolis facility for both Oncaspar and Adagen, was expensed and included in cost of product sales. There have been no such charges for validation batches during 2008.

          We may experience additional restructuring charges associated with the lease termination or the subleasing of the South Plainfield facility. When we cease use of the property, a determination will be made as to the appropriate accounting. Such costs may be incurred and recognized when we terminate the lease or enter into an unfavorable sublease. As of the date of this report, we do not know what the final disposition of the leased South Plainfield facility will be.

          Additionally, during 2007, we recognized $0.4 million of employee severance and related benefits when we combined our previous two specialized sales forces into one sales team.

Royalties Segment

(millions of dollars)

	Three Months Ended			Nine Months Ended

	September 2008	% Change	September 2007	September 2008	% Change	September 2007

Royalty revenue	$14.6	(20)	$18.2	$44.3	(16)	$52.8
Gain on sale of royalty interest, net	—	n.m.	88.7	—	n.m.	88.7

Segment profit	$14.6	n.m.	$106.9	$44.3	n.m.	$141.5

n.m. – not meaningful

          Revenues

          PEG-INTRON royalties account for the majority of our total royalty revenues. In August 2007, we sold a 25 percent interest in our future PEG-INTRON royalties as described below. During the three months ended September 30, 2008, PEG-INTRON royalty revenue declined 26 percent compared to the prior year third quarter, in line with the sold interest. Combined royalties from Pegasys and Cimzia in the third quarter of 2008, represented an increase of approximately $0.8 million over the corresponding quarter of 2007 due to timing of shipments. The increased royalties moderated the overall decline in third-quarter royalty revenues to 20 percent. For the nine months ended September 30, 2008, the period-over-period decline in royalty revenues was 16 percent. Royalties on PEG-INTRON decreased by 20 percent in the first nine months of 2008, despite the sale of the 25 percent interest in the royalty stream indicating strong underlying performance of the product.

          During the quarter ended September 30, 2007, we sold a 25 percent interest in future royalties payable to us by Schering-Plough Corporation on net sales of PEG-INTRON occurring after June 30, 2007. The purchaser of the 25 percent interest will be obligated to pay an additional $15.0 million to us in the first quarter of 2012 if it receives a certain threshold level of royalties on sales of PEG-INTRON occurring from July 1, 2007 through December 31, 2011. The gain on the sale of the royalty interest, net of related costs, was $88.7 million. The $15.0 million contingent gain will be recognized when and if the contingency is removed and collection is assured.

          Costs and expenses

          Current royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

Contract Manufacturing Segment

(millions of dollars)

	Three Months Ended			Nine Months Ended

	September 2008	% Change	September 2007	September 2008	% Change	September 2007

Revenues	$5.3	40	$3.8	$18.7	53	$12.2
Cost of sales	4.0	37	3.0	12.4	31	9.5

Segment profit	$1.3	52	$0.8	$6.3	133	$2.7

          Revenues

          Contract manufacturing revenues for the three months ended September 30, 2008 were $5.3 million compared to $3.8 million for the same period in 2007. The increase in contract manufacturing revenue was due to timing of shipments of MVI. The timing of shipments to our customers (adversely affecting the first quarter of 2007 and having a favorable effect on first-quarter 2008 sales) and compensation for certain non-routine services all contributed to a 53 percent growth in revenues from $12.2 million for the nine months ended September 30, 2007 to $18.7 million for the nine months ended September 30, 2008. Our contract with Hospira, Inc. for the manufacture of MVI will terminate effective April 30, 2010. MVI currently represents a significant portion of revenues and profits.

          Cost of sales

          Cost of sales for contract manufacturing for the three months ended September 30, 2008 was $4.0 million compared to $3.0 million for the comparable three-month period of 2007. For the nine months ended September 30, 2008, cost of sales as a percent of sales was approximately 67 percent compared to 78 percent for the nine months ended September 30, 2007. Events of the first quarters of 2008 and 2007 have had a significant influence on the year-to-date data. Cost of sales for the first quarter of 2008, as a percentage of sales, was favorably affected by the above-referenced non-routine services which contributed $0.9 million of revenues. These services were performed in 2007 but recognition was delayed until all criteria for revenue recognition were met. Cost of sales for the first quarter of 2007 was adversely affected by certain start-up costs related to a new customer arrangement.

Non-U.S Revenue

          During the three months ended September 30, 2008, we had export sales and royalties on export sales of $17.5 million, of which $11.4 million were in Europe. This compares to $20.0 million of export sales and related royalties in the same period of 2007, of which $11.5 million were in Europe.

          We had export sales and royalties on export sales of $58.2 million and $56.6 million, of which $39.2 million and $34.0 million were in Europe, for the nine months ended September 30, 2008 and 2007, respectively.

Corporate and Other Expense

(millions of dollars)

	Three Months Ended			Nine Months Ended

	September 2008	% Change	September 2007	September 2008	% Change	September 2007

Research and development	$11.2	26	$8.9	$30.8	(6)	$32.9

General and administrative	10.7	55	6.9	30.0	22	24.6

Other (income) expense:
Investment income, net	(1.3)	(53)	(2.7)	(4.6)	(40)	(7.6)
Interest expense	3.0	(29)	4.3	9.6	(28)	13.3
Other, net	0.1	n.m.	(0.5)	(0.2)	(25)	(0.9)

	1.8	68	1.1	4.8	—	4.8

Corporate and other expenses	$23.7	41	$16.9	$65.6	5	$62.3

     n.m. – not meaningful

          Research and development. We continue to invest in our research and development efforts in areas such as rhMBL, PEG-SN38, the HIF-1 alpha antagonist and other LNA- and PEGylation-based programs. For the three months ended September 30, 2008, research and development expenses increased by $2.3 million to $11.2 million as compared to the three months ended September 30, 2007. The third quarter of 2008 spending included $1.0 million in milestone payments related to the LNA platform. The decrease in research and development expenses for the nine months ended September 30, 2008 was primarily the result of timing of certain research and development expenses associated with the commencement of clinical trials, including the purchase of clinical drug supply, that were incurred in the first half of 2007. Year-to-date, milestone payments amounted to $3.0 million.

          General and administrative. General and administrative expenses increased $3.8 million for the three months ended September 30, 2008 from $6.9 million in the three months ended September 30, 2007 whereas general and administrative expenses for the nine months ended September 30, 2008 were up $5.4 million over the prior-year comparative period. The increase experienced during the three months ended September 30, 2008 was due in part to $2.7 million of expenses related to strategic initiatives including the proposed spin-off of our biotechnology business and potential asset sales. One of the expenses incurred in connection with the potential sale of assets was the solicitation of consent of holders of our notes payable to effect such sales. Assuming the spin-off is finalized, total costs of the strategic initiatives could range from approximately $8.0 million to $10.0 million.

For the nine months ended September 30, 2008, general and administrative expenses were up $5.4 million. Costs incurred in connection with the strategic initiatives amounted to $3.8 million. An offsetting benefit arose from vesting of certain stock option awards in the first quarter of 2007 not recurring in first-quarter 2008.

          Other (income) expense. Other (income) expense for the three months ended September 30, 2008 was net expense of $1.8 million, as compared to net expense of $1.1 million for the three months ended September 30, 2007. On a year-to-date basis, 2008 net expense was $4.8 million unchanged from the first nine months of 2007. Other (income) expense includes: net investment income, interest expense and other income or expense.

          Net investment income for the quarter and nine months ended September 30, 2008 was adversely affected by the impairment write-down of an auction rate security of $645 thousand reducing the amount of investment income reported during the three months ended June 30, 2008. Also, we have fewer investment holdings in 2008 as a result of our retirement of our 4.5% notes payable.

          Interest expense was $3.0 million and $9.6 million for the three-month and nine-month periods ended September 30, 2008 and $4.3 million and $13.3 million for the three-month and nine-month periods ended September 30, 2007, respectively. The reduction in interest expense resulted from the declining balance of 4.5% notes payable.

Income taxes

          During the three months and nine months ended September 30, 2008, we recorded income tax expense of approximately $0.2 million and $0.5 million, respectively, which primarily represents a provision-to-return adjustment for 2007 final Federal tax filings. During the three months and nine months ended September 30, 2007, we recorded tax expense of $2.0 million and $2.1 million, respectively, representing Federal state and Canadian taxes liabilities plus an adjustment to taxes payable. A Federal income tax provision was recorded for the three months and nine months ended September 30, 2007 which represents federal alternative minimum tax primarily related to the gain on sale of a royalty interest recognized in the third quarter. Other than alternative minimum tax, no federal income tax provision was recorded for the three months and nine months ended September 30, 2008 as the estimated annual effective tax rate is zero.

          Liquidity and Capital Resources

          Total cash reserves, which include cash, cash equivalents, short-term investments, and marketable securities, were $202.5 million as of September 30, 2008. At December 31, 2007, cash reserves also included restricted investments and cash of $73.6 million and totaled $258.2 million. The decrease is primarily due to the repurchase of $72.4 million principal amount of our 4.5% notes payable offset by cash provided by operating activities. We invest our excess cash primarily in investment-grade corporate debt securities.

          Operating activities provided $23.2 million of cash during the nine months ended September 30, 2008 as compared to $91.8 million provided by operating activities during the same period last year. Operating income for the nine months ended September 30, 2007 included the net gain on the sale of a future royalty interest of $88.7 million. Net loss, adjusted for noncash items such as depreciation, amortization and asset write-downs yielded approximately $19.4 million in cash in the current year. In addition, changes in balance sheet operating assets and liabilities generated a modest cash in-flow in the first nine months of 2008 versus a significant use of cash in 2007 when opening levels of accounts payable were particularly high.

          Cash was provided by investing activities in the first nine months of 2008 in the amount of approximately $85.9 million as marketable securities, including $55.0 million of restricted investments, matured or were liquidated and $6.2 million was invested in plant and equipment. The proceeds of the restricted investments were used to repurchase our 4.5% notes payable. In the first nine months of 2007, cash used in by investing activities was $59.5 million. During that period, we made a $17.5 million payment for a license related to our December 2006 agreement related to Oncaspar production and invested $15.2 million in property and equipment while approximately $26.8 million was added to investments, net of redemptions and maturities.

          Repurchase and repayment of $72.4 million principal amount of the 4.5% notes payable during the first nine months of 2008 for a cash outlay of $72.0 million constituted the primary financing cash outflow. In the nine months of 2007, $40.2 million was expended for repurchase of the 4.5% notes.

          As of September 30, 2008, we had outstanding $275.0 million of convertible senior notes payable that bear interest at an annual rate of 4%. The 4.5% notes payable matured on July 1, 2008 and were repaid in full plus accrued interest. Interest is payable on June 1 and December 1 for the 4% notes and was payable January 1 and July 1 for the 4.5% notes. Accrued interest on the 4% notes was $3.7 million as of September 30, 2008 and aggregate accrued interest was $2.5 million as of December 31, 2007.

          In connection with the proposed spin-off of our biotechnology activities, we would contribute $100.0 million in cash and securities and $50.0 million in the form of an interest-bearing term note as well as certain operating assets and liabilities to the newly created company.

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

          Included in our short-term investments at September 30, 2008 are investments in auction rate securities totaling $5.5 million par value ($5.7 million fair value), most of which are rated AAA or AA. Recent difficulties in the auction rate securities marketplace have raised concerns about the liquidity of such investments. One auction rate security with a par value of $1.5 million has experienced failed auctions since late 2007. During the quarter ended June 30, 2008, the credit rating of the issuer was downgraded by two rating agencies. Based on this information, we concluded that the decline in estimated fair value (Level 2) to $855,000 as of June 30, 2008 was other than temporary and we recognized an impairment write-down of $645,000 in investment income. We will continue to monitor our investments in this and other auction rate securities. As of September 30, 2008, the impaired auction rate security was valued at $1.0 million. The unrealized gain is included in other comprehensive income. At this time, there are active auctions for all but one of our auction rate securities we own and we continue to receive regularly scheduled interest on all of them.

          As of September 30, 2008, the fair value of our holdings of U.S. corporate debt was lower than the amortized cost basis by approximately $3.6 million. This net unrealized holding loss was reflective of general capital market conditions affecting over fifty separate corporate debt holdings and not the credit worthiness of any individual security. No individual investment constitutes greater than five percent of our portfolio. Accordingly, we have determined that there were no other-than-temporary holding losses as of September 30, 2008. Despite continued disruption in the global financial markets subsequent to September 30, 2008, there is no change in this conclusion as of the date of this report.

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2008, we were not involved in any SPE transactions.

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

          In addition, stock options to purchase 8.5 million shares of our common stock at a weighted average exercise price of $11.32 per share and 1.9 million restricted stock units were outstanding at September 30, 2008 that represent additional potential dilution.

Contractual Obligations

          As of September 30, 2008, we had accrued a $5.0 million liability to Sanofi-Aventis for a licensing intangible milestone payment that was triggered during the second quarter of 2008. The $5.0 million is payable in January 2009.

          Other major outstanding contractual obligations relate to our operating leases, inventory purchase commitments, convertible debt, and license agreements with collaborative partners.

          In July 2008, we repaid the remaining $12.5 million principal amount of our 4.5% notes. In August 2008, we obtained the consent of holders of our 4% convertible senior notes due 2013 to amend the indenture by:

     (i) eliminating any exceptions to circumstances under which a sale, transfer or lease by us of all or substantially all of our properties or assets to another person would constitute a fundamental change (as defined in the indenture);

     (ii) providing that we may not sell, transfer, lease or otherwise dispose of all or substantially all of our properties or assets unless: (a) an amount in cash sufficient to satisfy its obligations under the indenture to repurchase the notes in the event of a fundamental change is designated by us for such purpose and held in a segregated account for 60 business days after the consummation of the sale, transfer, lease or disposition transaction and (b) no default or event of default under the indenture will have occurred and be continuing;

     (iii) providing that upon a sale, transfer, lease or other disposition of all or substantially all of our properties or assets that is a fundamental change, the transferee will not be required to assume our obligations under the indenture and the notes; and

     (iv) increasing the number of additional shares issuable per $1,000 initial principal amount of notes upon conversion of the notes in connection with a fundamental change.

          There have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2007 other than as described above.

Critical Accounting Policies and Estimates

          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

          Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All accounting standards effective as of September 30, 2008 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as critical because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

          The following is a summary of reductions of gross sales accrued as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007

Accounts Receivable Reductions
Chargebacks	$2,719	$2,578
Cash Discounts	173	159
Other (including returns)	2,309	2,046

Total	5,201	4,783

Accrued Liabilities
Medicaid Rebates	2,307	1,382
Administrative Fees	38	187

Total	2,345	1,569

Grand Total	$7,546	$6,352

          Royalties under our license agreements with third parties are recognized as revenue when reasonably estimable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates, refunds and product returns and collection is reasonably assured. Notification from the third party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information is generally received from the licensees in the quarter subsequent to the period in which the sales occur.

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

Recently Issued Accounting Standards, Not Adopted as of September 30, 2008

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Our holdings of financial instruments are comprised of debt securities and time deposits. All such instruments are classified as securities available-for-sale. Apart from custodial accounts related to the Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers the majority of which are rated A1 or better. We typically invest the majority of our investments in the shorter-end of the maturity spectrum.

          The table below presents the principal amounts and related weighted average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending September 30 of the year indicated) as of September 30, 2008 (in thousands):

	2009	2010	2011	Total	Fair Value

Fixed Rate	$54,286	$56,160	$9,323	$119,769	$116,164
Average Interest Rate	5.21%	6.19%	5.56%	5.70%
Variable Rate	5,505	—	—	5,505	5,685
Average Interest Rate	3.66%			3.66%

	$59,791	$56,160	$9,323	$125,274	$121,849

          Our convertible notes payable outstanding have a fixed interest rate. Accordingly, the fair value will fluctuate as market rates of interest rise or fall. Fair value is also affected by changes in the price of our common stock. Our 4% convertible senior unsecured notes in the principal amount of $275.0 million are due June 1, 2013 and have a fair value of $286.7 million at September 30, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

          Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of September 30, 2008. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: November 5, 2008	By:	/s/Jeffrey H. Buchalter

Jeffrey H. Buchalter,
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2008	By:	/s/Craig A. Tooman

Craig A. Tooman
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)