Form 10-Q
period 2009-03-31
ENZON PHARMACEUTICALS INC
filed 2009-05-07
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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
__________

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes X       No__

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes __      No__

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __           Accelerated Filer X            Non-Accelerated Filer __           Smaller Reporting Company __

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                Yes __      No X

Shares of Common Stock outstanding as of May 5, 2009: 45,298,257
..

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2009	December 31, 2008*

ASSETS

Current assets:
Cash and cash equivalents	$74,052	$79,711
Short-term investments	62,770	64,473
Accounts receivable, net of allowance for doubtful accounts of
$53 at March 31, 2009 and $85 at December 31, 2008	16,080	11,692
Inventories	16,635	16,268
Other current assets	8,116	5,281
Total current assets	177,653	177,425

Property and equipment, net of accumulated depreciation of
$41,739 at March 31, 2009 and $39,710 at December 31, 2008	43,386	44,585
Marketable securities	49,016	62,678
Amortizable intangible assets, net	57,941	60,654
Other assets	3,910	3,911
Total assets	$331,906	$349,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,843	$4,443
Notes payable	-	2,950
Accrued expenses and other	19,638	28,701
Total current liabilities	27,481	36,094

Notes payable	250,050	267,550
Other liabilities	4,014	3,948
Total liabilities	281,545	307,592

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares;
no shares issued and outstanding at March 31, 2009 and
December 31, 2008	-	-
Common stock - $.01 par value, authorized 170,000,000 shares;
issued and outstanding 45,139,716 shares at March 31, 2009
and 45,031,908 shares at December 31, 2008	451	450
Additional paid-in capital	347,192	345,088
Accumulated other comprehensive loss	(1,234)	(1,649)
Accumulated deficit	(296,048)	(302,228)
Total stockholders’ equity	50,361	41,661
Total liabilities and stockholders’ equity	$331,906	$349,253

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,

	2009	2008

Revenues:
Product sales, net	$29,759	$27,429
Royalties	13,562	14,700
Contract manufacturing	5,317	6,644
Total revenues	48,638	48,773

Costs and expenses:
Cost of product sales and contract manufacturing	10,940	16,139
Research and development	16,783	12,779
Selling, general and administrative	16,108	15,798
Amortization of acquired intangible assets	167	167
Restructuring charge	976	1,254
Total costs and expenses	44,974	46,137

Operating income	3,664	2,636

Other income (expense):
Investment income, net	967	2,179
Interest expense	(3,262)	(3,385)
Other, net	4,829	296
	2,534	(910)

Income before income tax provision	6,198	1,726

Income tax provision	18	210

Net income	$6,180	$1,516

Earnings per common share - basic	$0.14	$0.03
Earnings per common share - diluted	$0.12	$0.03

Weighted average shares - basic	44,885	44,166
Weighted average shares - diluted	72,712	44,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$6,180	$1,516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,792	4,456
Share-based compensation	2,169	2,154
Write-off of assets	30	226
Amortization of debt issuance costs	612	425
Loss on sale of investment securities	153	-
Gain on redemption of notes payable	(4,848)	(371)
Amortization of debt securities premium/discount	766	(1,189)
Changes in operating assets and liabilities	(9,072)	(6,496)
Net cash provided by operating activities	782	721

Cash flows from investing activities:
Purchase of property and equipment	(910)	(2,057)
Proceeds from sale of marketable securities	19,798	50,297
Purchase of marketable securities	(14,438)	(58,557)
Purchase of product rights	(5,000)	-
Maturities of marketable securities	9,500	91,400
Net cash provided by investing activities	8,950	81,083

Cash flows from financing activities:
Redemption of notes payable	(15,602)	(59,499)
Proceeds from employee stock purchase plan	211	336
Net cash used in financing activities	(15,391)	(59,163)

Net (decrease) increase in cash and cash equivalents	(5,659)	22,641

Cash and cash equivalents at beginning of period	79,711	40,053

Cash and cash equivalents at end of period	$74,052	$62,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     (1) Organization and Basis of Presentation

          The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation of accounts receivable, inventories, certain investments, intangible assets and other long-lived assets, legal and contractual contingencies and assumptions used in the calculation of share-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, the current economic environment and other factors that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Moreover, interim results are not necessarily indicative of the results that may be expected for the year. Changes in estimates will be reflected in the financial statements in future periods. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included in these financial statements. Certain prior-year amounts have been reclassified to conform to the current period presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

     (2) New Accounting Standards

           Effective January 1, 2009, the Company adopted the provisions related to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (SFAS No. 157), as amended, as provided for by Financial Accounting Standards Board (FASB) Staff Position (FSP) 157-2. The full adoption of SFAS No. 157 has had no material effect on the Company’s financial statements. Other accounting pronouncements and related positions of the FASB and the Emerging Issues Task Force (EITF) that became effective as of January 1, 2009 did not have any effect on the Company’s results of operations, financial position or cash flows. The prospective application of these new rules to existing or future transactions, assets or liabilities of the Company could potentially be significant but such impact, if any, cannot be determined at this time. The newly effective accounting rules that may have future implications to the Company include: SFAS No. 141R, “Business Combinations”; SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”; EITF Consensus 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” and EITF 07-1, “Accounting for Collaborative Arrangements”.

     (3) Investments and Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at March 31, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*
U.S. corporate debt	$108,442	$321	$(1,435)	$107,328
Auction rate securities	855	-	(335)	520
Other	3,629	326	(17)	3,938
	$112,926	$647	$(1,787)	$111,786

* Includes short-term investments of $62,770 and marketable securities of $49,016 at March 31, 2009.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at December 31, 2008 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*
U.S. corporate debt	$121,492	$223	$(1,893)	$119,822
Auction rate securities	3,555	-	(138)	3,417
Other	3,765	451	(304)	3,912
	$128,812	$674	$(2,335)	$127,151

     * Includes short-term investments of $64,473 and marketable securities of $62,678 at December 31, 2008.

           U.S. corporate debt investments are classified as available for sale. All but one auction rate security as of December 31, 2008 were classified as available for sale. During the first quarter of 2009, most were sold leaving the one auction rate security in a held-to-maturity classification as of March 31, 2009. Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $3.6 million as of March 31, 2009 and $3.5 million as of December 31, 2008. There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities included $0.3 million and $0.4 million of corporate equity securities as of March 31, 2009 and December 31, 2008, respectively.

          The table below indicates the fair value measurements employed as of March 31, 2009 (in thousands):

	Quoted
	Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1) *	(Level 2) *	Total
U.S. corporate debt	$107,328	$-	$107,328
Auction rate securities	-	520	520
Other	3,938	-	3,938

	$111,266	$520	$111,786

          * Hierarchy level pursuant to SFAS No. 157, “Fair Value Measurements”.

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at March 31, 2009 were as follows (in thousands):

Twelve-Month
Periods Ending	Amortized	Fair
March 31,	Cost	Value
2010	$63,409	$62,449
2011	43,018	42,821
2012	2,015	2,058
After 2014	855	520
	$109,297	$107,848

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The Company realized a net loss of $153,000 during the quarter ended March 31, 2009 from the sale of short-term investments, marketable securities and equity securities. This was comprised of a $304,000 loss on sales of investments in the deferred compensation plan partially offset by a gain of $151,000 on sales of Company-owned investments. The sales from the deferred compensation plan resulted when the investment vehicles available to plan participants were changed.

          The following table shows the gross unrealized losses and fair values of the Company’s investment securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
U.S. corporate debt (1)	$36,778	$(620)	$28,808	$(815)
Auction rate securities	-	-	520	(335)
Other (2)	642	(17)	-	-
Total	$37,420	$(637)	$29,328	$(1,150)

(1)

The unrealized losses on the U.S. corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds and notes that are rated A1 or better, as dictated by its investment policy.

(2)

Other investments are primarily comprised of assets of the Company’s Executive Deferred Compensation Plan. A liability for the fair value of the deferred compensation investments is also maintained. Realized losses related to these investment holdings are borne by the participants.

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date.

          The Company has one investment in auction rate securities at risk with an original cost basis of $1.5 million that, beginning in the latter half of 2007, ceased to have successful auctions. For a number of reasons, including the length of time the security had been illiquid and a downgrade in the credit rating of the issuer’s securities, the Company wrote down its investment during 2008 to the estimated fair value of the instrument at that time of $855,000. Subsequent to the date of the write-down, the security and its underlying instruments have experienced significant volatility. As of March 31, 2009, there is a $335,000 unrealized loss measured from the book basis which is included as part of accumulated other comprehensive income. The Company will continue to monitor this instrument, but as of March 31, 2009, it does not consider its holding in auction rate securities to be other than temporarily impaired. Moreover, the Company has the intent and ability to hold these investments to maturity. This auction rate security is classified in long-term marketable securities based upon the Company’s intent to hold.

           As of March 31, 2009, the fair value of the Company’s holdings of U.S. corporate debt securities was lower than the amortized cost basis by approximately $1.4 million. This net unrealized holding loss was reflective of general capital market conditions affecting debt holdings in 55 separate corporations. The Company invests in higher quality instruments and does not perceive problems with the credit-worthiness of any specific issuer. No investment in a particular corporation’s debt constitutes greater than 6 percent of the Company’s portfolio. Since the changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer, and the Company has the ability and intent to hold these investments until recovery of the cost, the Company does not consider its investments in U.S. corporate debt to be other-than-temporarily impaired at March 31, 2009.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     (4) Inventories

          As of March 31, 2009 and December 31, 2008 inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$9,175	$9,714
Work in process	4,187	3,913
Finished goods	3,273	2,641
	$16,635	$16,268

          In April 2009, one batch of Adagen was identified as being out of specification during an internal quality control stability test. As a result, the Company initiated a voluntary recall in April 2009 and, in the second quarter of 2009, will write-off $55,000 of March 31, 2009 existing inventory and replace product sold during the first quarter remaining at customer locations of approximately $0.4 million.

     (5) Intangible Assets

          Intangible assets consist of the following (in thousands):

	March 31, 2009				December 31, 2008
		Accumulated		Remaining		Accumulated
	Cost	Amortization	Net	Useful Lives(1)	Cost	Amortization	Net
Oncaspar
Marketing rights	$54,008	$22,423	$31,585	5.8 years	$54,008	$21,015	$32,993
Technology rights	17,500	5,297	12,203	5.3 years	17,500	4,713	12,787
DepoCyt
Marketing rights	12,186	7,616	4,570	3.8 years	12,186	7,312	4,874
Abelcet
Patents	15,000	5,417	9,583	5.8 years	15,000	5,000	10,000
SCA
Patents(2)	1,875	1,875	-	-	1,875	1,875	-
	$100,569	$42,628	$57,941	5.4 years	$100,569	$39,915	$60,654

          (1) Weighted average remaining useful lives.

          (2) Fully amortized

           Amortization of intangibles amounted to $2.7 million and $2.6 million for the quarters ended March 31, 2009 and March 31, 2008, respectively. Of these amounts, $2.5 million and $2.4 million were classified as cost of product sales and contract manufacturing in each respective period.

           Useful lives of intangibles are based on a number of factors including the Company’s expected use of the asset or related assets and the potential for renewal or extension, where applicable. The costs of renewal or extension, if material, would be capitalized and amortized.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     (6) Notes Payable

           The table below reflects the composition of the notes payable balances as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Current
4% Convertible Senior Notes due June 1, 2013	$-	$2,950

Long-Term
4% Convertible Senior Notes due June 1, 2013	$250,050	$267,550

          The 4% notes mature on June 1, 2013, unless earlier redeemed, repurchased or converted. They are senior unsecured obligations and rank equal to all future senior unsecured debt of the Company. The notes may be converted at the option of the holders into the Company’s common stock at a conversion price of $9.55 per share.

           At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The notes are not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the notes as amended in August 2008, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

          During the quarter ended March 31, 2009, the Company repurchased $20.4 million principal amount of its 4% notes at a discount to par resulting in a net gain of approximately $4.5 million net of the write-off of deferred offering costs.

           Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $ 3.3 million and $ 0.9 million as of March 31, 2009 and December 31, 2008, respectively.

     (7) Comprehensive Income

          The following table reconciles net income to comprehensive income (in thousands):

	Three months ended March 31,
	2009	2008
Net income	$6,180	$1,516
Other comprehensive income(1) -
Unrealized gain (loss) on securities that arose during the period	369	(33)
Currency translation adjustment	(107)	(48)
Reclassification adjustment for loss included in net income	153	-
Total comprehensive income	$6,595	$1,435

          (1) Information has not been tax-effected due to an estimated annual effective tax rate of zero.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     (8) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the three-month periods ended March 31, 2009 and 2008, there were payments of interest on the Company’s notes payable of $0.2 million and $1.7 million, respectively. Income tax payments for the three months ended March 31, 2009 and 2008, were $42,000 and $1.9 million, respectively.

     (9) Earnings Per Common Share

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

	Three months ended March 31,
	2009	2008
Earnings Per Common Share – Basic:
Net income	$6,180	$1,516

Weighted average common shares outstanding	44,885	44,166

Basic earnings per share	$0.14	$0.03

Earnings Per Common Share – Diluted:
Net income	$6,180	$1,516
Add back interest expense on 4% convertible notes, net of tax	2,650	-
Adjusted net income	$8,830	$1,516

Weighted-average common shares outstanding	44,885	44,166
Weighted-average incremental shares related to vesting of nonvested awards	284	571
Weighted-average incremental shares assuming conversion of 4% convertible notes	27,543	-
Weighted-average number of common shares outstanding and common share equivalents	72,712	44,737

Diluted earnings per share	$0.12	$0.03

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

           For the quarter ended March 31, 2009, approximately 9.4 million potentially dilutive shares were anti-dilutive and were not included in the computation. There were 38.4 million anti-dilutive shares for the three months ended March 31, 2008.

     (10) Restructuring

          During the first quarter of 2009, the Company undertook a reduction in workforce involving the termination of 20 employees. Most areas of the company were affected by this headcount reduction, including sales and marketing, general and administrative and research and development. During 2007 and 2008, manufacturing operations were consolidated in the Company’s Indianapolis, Indiana location and its South Plainfield, New Jersey location was decommissioned.

          Costs of severance and related benefits for employees affected by the 2009 workforce reduction amounted to $1.0 million during the first quarter of 2009. This is expected to be the entire charge related to this program and the amounts will be fully paid out by the end of October 2009. Approximately $0.9 million was in accrued expenses as of March 31, 2009.

          Restructuring costs associated with the manufacturing consolidation program were fully accrued as of December 31, 2008. There was a liability in accrued expenses as of December 31, 2008 for unpaid employee separation and related benefits related to this program of $1.2 million. As of March 31, 2009, this balance had been reduced to $0.6 million through payments. There were no adjustments made.

          The Company incurred the following costs in connection with its restructuring programs during the three months ended March 31, 2009 and March 31, 2008 (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Employee termination costs - 2009 program	$976	$-
Employee termination costs - manufacturing consolidation	-	1,028
Write-down of manufacturing assets	-	226
	$976	$1,254

          The Company’s use of the South Plainfield facility has ended, but it continues to incur monthly rental costs related to the facility aggregating $0.2 million annually which the Company recognizes in general and administrative expense. The Company may experience additional restructuring charges associated with the lease or its termination prior to its contractual expiration in October 2012.

     (11) Share-Based Compensation

           The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, “Share-Based Payment.” During each of the quarters ended March 31, 2009 and 2008, the Company recognized share-based compensation expense of $2.2 million. The weighted average grant price of the options granted was $5.89 per share and fair value was $2.29 per share or $0.7 million fair value in total during the quarter ended March 31, 2009. The nonvested shares granted during the quarter had a weighted average grant-date fair value of $6.33 per share.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          Activity in options and nonvested shares during the quarter ended March 31, 2009 and related balances outstanding as of that date are reflected below (in thousands):

		Nonvested
	Options	Shares
Outstanding at January 1, 2009	8,372	1,760
Granted	284	5
Exercised and vested	-	(264)
Expired and forfeited	(52)	(34)
Outstanding at March 31, 2009	8,604	1,467

Options vested and expected to vest at March 31, 2009	8,015

Options exercisable at March 31, 2009	6,506

           As of March 31, 2009, there was $5.3 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 13 months and $7.5 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 17 months.

     (12) Income Taxes

          During the three months ended March 31, 2009, the Company recorded a net tax expense of $18,000 which represents Canadian tax liabilities. During the three months ended March 31, 2008, the Company recognized a net tax expense of $0.2 million representing state and Canadian tax liabilities as well as an adjustment to taxes payable. The Company did not recognize a U.S. Federal income tax provision for these periods as the estimated annual effective tax rate was zero. As of March 31, 2009, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

     (13) Segment Information

          The Company operates in the following business and reportable segments:

             Products - The Products segment performs the manufacturing, marketing and selling of pharmaceutical products for patients with cancer or other life-threatening diseases. The Company has developed or acquired four therapeutic products approved by the U.S. Food and Drug Administration focused primarily in oncology and other life-threatening diseases. The Company currently markets its products through its specialized U.S. sales force that calls upon specialists in oncology, hematology, infectious disease and other critical care disciplines. The Company’s four proprietary marketed brands are Oncaspar, DepoCyt, Abelcet and Adagen.

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

             Contract Manufacturing - The Company utilizes a portion of its excess manufacturing capacity to provide manufacturing services for third parties. It manufactures Abelcet for export and MYOCET, both for Cephalon France, the injectable multivitamin, MVI®, for Hospira, Inc., as well as other products. The company’s contract with Hospira, Inc. for the manufacture of MVI is scheduled to terminate effective April 30, 2010 and the Company’s agreements with Cephalon for manufacture of MYOCET and Abelcet expire in January 2010 and November 2011, respectively.

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

          The following table presents segment revenues and profitability information for the three-month periods ended March 31, 2009 and 2008 (in thousands):

				Contract
Segment		Products	Royalties	Manufacturing	Corporate(1)		Consolidated
Revenues	2009	$29,759	$13,562	$5,317	$-		$48,638
	2008	$27,429	$14,700	$6,644	$-		$48,773
Profit (loss)	2009	$9,184	$13,562	$2,135	$(18,683)		$6,198
	2008	$3,085	$14,700	$2,021 (2)	$(18,080	)(2)	$1,726

(1)	Corporate expenses include operating (loss) income components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities and exploratory and preclinical research and development not specifically identifiable with existing marketed products or product candidates that have not entered phase III clinical trials.

(2)	Reflects the reclassification of $89,000 of 2008 general and administrative expense from corporate to contract manufacturing to be consistent with 2009 presentation.

          Following is a reconciliation of segment profit to consolidated income before income tax provision (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment profit	$24,881	$19,806
Unallocated operating expense	(21,217)	(17,170)
Operating income	3,664	2,636
Other corporate income (expense)	2,534	(910)
Income before income tax provision	$6,198	$1,726

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

           We are a biopharmaceutical company dedicated to developing, manufacturing and commercializing important medicines for patients with cancer and other life-threatening conditions. We operate in three business segments: Products, Royalties and Contract Manufacturing. We have a portfolio of four marketed products, Oncaspar, DepoCyt, Abelcet and Adagen. Our drug development programs utilize several cutting-edge approaches, including our industry-leading PEGylation technology platform and the Locked Nucleic Acid technology. Our PEGylation technology was used to develop two of our products, Oncaspar and Adagen, and has created a royalty revenue stream from licensing partnerships for other products developed using the technology. We also engage in contract manufacturing for several pharmaceutical companies to broaden our revenue base.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Overview

           Total revenue remained essentially unchanged in the first quarter of 2009 compared to the first quarter of 2008 as a result of an 8 percent growth in product sales offsetting an 8 percent decline in royalties and a 20 percent decline in contract manufacturing revenues. Increased revenues from sales of Oncaspar were the primary cause of total product sales growth.

           First-quarter 2009 pretax operating income was $6.2 million compared to pretax income of $1.7 million for the first quarter of 2008. The favorable change was the net result of improved gross margins largely offset by higher spending on research and development, combined with a net gain on retirement of a portion of outstanding notes payable of $4.5 million.

           Percentage changes throughout the following Management’s Discussion and Analysis are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

          Following is a reconciliation of segment profitability to consolidated income before income tax (millions of dollars):

	Three Months Ended
	March	March
	2009	2008
Products Segment profit	$9.2	$3.0
Royalty Segment profit	13.6	14.7
Contract Manufacturing Segment profit	2.1	2.0
Corporate and other expenses*	(18.7)	(18.0)
Income before income tax provision	$6.2	$1.7

*

       We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, treasury activities and exploratory and preclinical research and development expenses. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of our operating segments.

Products Segment

Segment profitability (millions of dollars):
	Three Months Ended
	March	%	March
	2009	Change	2008
Revenues	$29.7	8	$27.4
Cost of sales	7.8	(32)	11.6
Research and development	5.7	51	3.8
Selling and marketing	6.5	(13)	7.5
Amortization	0.2	-	0.2
Restructuring charge	0.3	n.m.	1.3
Segment profit	$9.2	198	$3.0
n.m. – not meaningful

Revenues

Performance of individual products is provided below (millions of dollars):
	Three Months Ended
	March	%	March
Product	2009	Change	2008
Oncaspar	$14.1	15	$12.3
DepoCyt	2.5	29	2.0
Abelcet	5.9	(15)	7.0
Adagen	7.2	16	6.1
Totals	$29.7	8	$27.4

           The 8 percent growth in net product sales for the three months ended March 31, 2009 compared to the same period of 2008 was attributable primarily to higher revenues from our oncology product, Oncaspar. Oncaspar sales rose primarily due to a volume increase this quarter. However, due to the limited shelf life of the current form of Oncaspar, buying patterns from our customers tend to fluctuate depending on the timing of anticipated use which may suggest that this level of growth will not be sustained throughout the year. Continued growth in sales of Oncaspar is reflective of its adoption in adult and young adult populations. Sales of DepoCyt, for treatment of lymphomatous meningitis, and Adagen, for treatment of severe combined immunodeficiency disease, tend to fluctuate from quarter-to-quarter given their very small targeted patient populations. The decline in net sales of Abelcet, for treatment of invasive fungal infections, resulted mainly from a reduction in the average net selling price. Competitive pressures in the marketplace for Abelcet continue to erode sales of the product.

          Cost of sales

           Cost of sales of marketed products for the three months ended March 31, 2009 was $7.8 million or 26 percent of sales, compared to $11.6 million or 42 percent of sales for the comparable three-month period of 2008. The significant improvement in the quarter-to-quarter comparison is the result of a number of factors, including the timing of production batches. Favorable production variances experienced late in 2008 at our manufacturing facility in Indianapolis were capitalized in inventory at year-end and flowed through to product cost of sales in the first quarter of 2009. These favorable production variances across all products stemmed in part from efficiencies that resulted from the consolidation of our manufacturing facilities (see Restructuring). However, this favorable trend in cost of sales may not continue for the remainder of 2009. In the second quarter of 2009 we expect to write off certain remaining inventory of Adagen and replace some of the product sold during the first quarter. During internal quality control stability testing, two batches of Adagen were identified as being out of specification and voluntary recalls were initiated in March and April 2009. As a result, in the second quarter of 2009, we expect to write-off $55,000 of existing March 31, 2009 inventory and replace product remaining on hand at customer locations of approximately $0.4 million.

          Research and development

           Research and development spending on marketed products, primarily Oncaspar and Adagen, increased 51 percent from $3.8 million in the first quarter of 2008 to $5.7 million in the first quarter of 2009. We continue to increase efforts to improve the manufacturing processes and pharmaceutical properties of both products. As previously disclosed, we are taking over responsibility for the production of L-asparaginase, used in the production of Oncaspar, by the beginning of 2010. We will continue to make significant investments in these programs to enhance and secure the supply of Oncaspar and Adagen.

          Selling and marketing expenses

          Selling and marketing expenses consist primarily of sales and marketing personnel, other commercial expense and marketing programs to support our sales force as well as medical education. Selling and marketing expenses for the three months ended March 31, 2009 were $6.5 million, a decrease of 13 percent from $7.5 million for the three months ended March 31, 2008. Also included in selling and marketing expenses are the costs associated with our medical affairs program.

          Amortization of acquired intangible assets

           Amortization expense was $0.2 million for the three months ended March 31, 2009, unchanged from the three months ended March 31, 2008. Amortization of intangible assets has been provided over their estimated lives ranging from 1-14 years on a straight-line basis.

          Restructuring

          As part of our continued efforts to streamline operations, during the first quarter of 2009, we undertook a reduction in workforce that affected most areas of the company (refer also to Corporate and Other Expense below). During 2007 and 2008, manufacturing operations were consolidated in the Company’s Indianapolis, Indiana location and its South Plainfield, New Jersey location was decommissioned.

          Costs of severance and related benefits for employees in the Products segment affected by the 2009 workforce reduction amounted to $0.3 million during the first quarter of 2009. This is expected to be the entire charge related to this program in the Products segment and the amounts will be fully paid out by the end of 2009.

          Restructuring costs associated with the manufacturing consolidation program were fully accrued as of December 31, 2008. There was a liability in accrued expenses as of December 31, 2008 for unpaid employee separation and related benefits related to this program of $1.2 million. As of March 31, 2009, this balance had been reduced to $0.6 million through payments. There were no adjustments made during the first quarter of 2009.

          The Company incurred the following costs in connection with its restructuring programs during the three months ended March 31, 2009 and March 31, 2008 (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Employee termination costs - 2009 program	$283	$-
Employee termination costs - manufacturing consolidation	-	1,028
Write-down of manufacturing assets	-	226
	$283	$1,254

Royalties Segment

Segment profitability (millions of dollars)
	Three Months Ended
	March	%	March
	2009	Change	2008
Royalty revenue	$13.6	(8)	$14.7

           Royalty revenue for the three months ended March 31, 2009 decreased 8 percent to $13.6 million from $14.7 million for the three months ended March 31, 2008. The reduction in royalties from the prior-year first quarter was due primarily to 6 percent lower sales in the U.S. of PEG-INTRON as reported by Schering-Plough. In the third-quarter of 2008, we began to receive royalties on an additional product, CIMZIA, for the treatment of Crohn’s disease.

          Costs and expenses

           Royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new outlicensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

Contract Manufacturing Segment

Segment profitability (millions of dollars)

	Three Months Ended
	March	%	March
	2009	Change	2008
Revenues	$5.3	(20)	$6.6
Cost of sales	3.1	(32)	4.5
General and administrative	0.1	n.m.	0.1
Segment profit	$2.1	6	$2.0
n.m. – not meaningful

          Revenues

          Contract manufacturing revenue for the three months ended March 31, 2009 was $5.3 million. This compares to $6.6 million for the comparable period of 2008. The decrease in contract manufacturing revenue was due in part to revenue recognized in the first quarter of 2008 for non-routine services for design work for existing customers. Timing of shipments to customers can often cause quarter-to-quarter variability.

          Cost of sales

          Cost of sales for contract manufacturing for the three months ended March 31, 2009 was $3.1 million or 58 percent of sales compared to $4.5 million or 68 percent of sales for the comparable three-month period of 2008. Cost of sales for the first quarter of 2008, as a percentage of sales, experienced unfavorable variances stemming from the timing of production. This was partially offset by a favorable effect from the above-referenced non-routine services which contributed $0.9 million of revenues without corresponding production costs.

Non-U.S Revenue

          During the three months ended March 31, 2009, we had export sales and royalties on export sales of $17.9 million, of which $10.6 million were in Europe. This compares to $20.2 million of export sales in the comparable three-month period of 2008, of which $13.3 million were in Europe. The timing of international shipments causes quarter-to-quarter variability in non-U.S. revenue.

Corporate and Other Expense

(millions of dollars)
	Three Months Ended
	March	%	March
	2009	Change	2008
Research and development	$11.1	23	$9.0
General and administrative	9.4	16	8.1
Restructuring	0.7	n.m.	-
Other (income) expense:
Investment income, net	(1.0)	(56)	(2.2)
Interest expense	3.3	(4)	3.4
Other, net	(4.8)	n.m.	(0.3)
	(2.5)	n.m.	0.9
Corporate and other expenses	$18.7	3	$18.0
n.m. – not meaningful

          Research and development. For the three months ended March 31, 2009, research and development expenses increased by $2.1 million to $11.1 million as compared to the three months ended March 31, 2008. As we have previously indicated, we continue to advance our research and development programs in areas such as PEG-SN38, the HIF-1 alpha antagonist and other LNA- and PEGylation- based programs. During the first quarter of 2009, we opened a Phase I study for our Survivin antagonist and began enrolling patients. We anticipate increased levels of research and development expense in full-year 2009 as compared to 2008.

          General and administrative. General and administrative expense increased to $9.4 million for the three months ended March 31, 2009 from $8.1 million in the year-earlier quarter. This increase reflects the cost of certain organizational and administrative enhancements. This includes the establishment of a business development function and the post-implementation costs of a newly developed enterprise resource planning (ERP) computer software system. This system is used to manage and coordinate most of the resources, information and functions of the Company. In addition, starting in the fourth quarter of 2008, costs associated with the site at South Plainfield, New Jersey have begun to be recognized in general and administrative expense (previously included in cost of sales) since production activities at that location have ceased completely. Such costs include security, utilities, insurance and monthly rental related to the South Plainfield facility.

          Restructuring. Corporate restructuring costs associated with the 2009 workforce reduction amounted to $0.7 million during the first quarter of 2009. This represents severance and related costs related to terminated employees in general and administrative areas as well as research and development. In addition, the Company may experience additional restructuring charges associated with the South Plainfield lease or its termination prior to its contractual expiration in October 2012.

          Other (income) expense.

          Net investment income decreased approximately $1.2 million for the three months ended March 31, 2009 compared to $2.2 million for the three months ended March 31, 2008. The decline primarily reflects lower interest rates and general market returns.

          Interest expense, which includes amortization of deferred debt issue costs, was $3.3 million for the three months ended March 31, 2009 and $3.4 million for the three months ended March 31, 2008 reflective of the declining balance of 4% Convertible Senior Notes due in 2013 and elimination of the 4.5% Convertible Subordinated Notes due in July 2008.

          During the first quarter of 2009, we repurchased $20.4 million principal amount of our 4% notes at a discount to par yielding a gain of $4.8 million (reflected in Other, net) exclusive of the write-off of related deferred debt offering costs of $0.3 million (reflected in interest expense).

Income taxes

          During the three months ended March 31, 2009 and March 31, 2008, we recorded net tax provisions of $18,000 and $0.2 million, respectively consisting of Canadian taxes. No. U.S. income tax provisions were recognized in the three months ended March 31, 2009 or 2008, respectively, as the estimated annual effective tax rate is zero in both years.

Liquidity and Capital Resources

          Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $185.8 million as of March 31, 2009, as compared to $206.9 million as of December 31, 2008. The decline was primarily attributable to the repurchase of $20.5 million principal amount of our 4% notes payable for $15.6 million. We invest our excess cash primarily in investment-grade corporate debt securities.

          For the three months ended March 31, 2009 and March 31, 2008, cash provided by operating activities was essentially unchanged at $0.8 million and $0.7 million in each quarterly period, respectively. Net income in the first quarter of 2009, adjusted for noncash and non-operating items, contributed approximately $2.6 million more cash than in the first quarter of 2008 which was largely offset by cash utilized in fluctuations in operating assets and liabilities.

          Investing activities generated approximately $9.0 million of cash in the first quarter of 2009 versus $81.1 million during the first quarter of 2008. These activities were mainly the result of maturities and net sales of marketable securities and the cash provided in these two periods was primarily used to repurchase notes payable. Significantly greater amounts of notes were repurchased in the first quarter of 2008 than in the current period (see financing activity below). In addition, there was a $1.1 million lower investment in property and equipment in the first quarter of 2009 than in the corresponding period of 2008. A payment of $5.0 million was made to Sanofi-Aventis in January 2009. This is a milestone payment accrued for in 2008 resulting from Oncaspar net sales in the U.S. and Canada having exceeded $35.0 million for two consecutive years.

          Repurchase of $20.4 million principal amount of the 4% notes payable during the first quarter of 2009 for a cash outlay of $15.6 million was the primary financing cash outflow. In the first quarter of 2008, we repurchased $59.9 million principal amount of our 4.5% notes payable for a cash outlay of $59.5 million.

          As of March 31, 2009, we had outstanding $250.0 million of convertible senior notes that bear interest at an annual rate of 4%. Interest is payable on June 1 and December 1 for the 4% notes. Accrued interest on the notes was $3.3 million and $0.9 million, respectively as of March 31, 2009 and December 31, 2008.

           Included in our short-term investments at March 31, 2009 is one investment in auction rate securities totaling $855,000 book value ($520,000 fair value). This security has experienced failed auctions since late 2007 and was written down to its current book value from its original par value of $1.5 million in 2008. An assessment of its fair value as of March 31, 2009 indicated a potential impairment of $335,000 which is deemed to be temporary and was recognized in other comprehensive income. We have no need to liquidate this particular security in the near term and based upon information available to us at this time, we anticipate being able to recover its original cost basis.

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

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of March 31, 2009, we were not involved in any SPE transactions.

          Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes is 26.2 million shares. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

          In addition, stock options to purchase 8.6 million shares of our common stock at a weighted average exercise price of $11.10 per share and 1.5 million restricted stock units were outstanding at March 31, 2009 that represent additional potential dilution.

Contractual Obligations

          Our major outstanding contractual obligations relate to our operating leases, convertible debt, and license agreements with collaborative partners.

          During the first quarter of 2009, we repurchased $20.4 million principal amount of our 4% notes for $15.6 million. Other than this, since December 31, 2008, there have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

          Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of March 31, 2009 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

          In addition, state agencies that administer various programs, such as the U.S. Medicaid programs, receive rebates. Medicaid rebates and administrative fees are recorded as a liability and a reduction of gross sales when we record the sale of the product. In determining the appropriate accrual amount, we use (a) channel information obtained from certain of our wholesalers, (b) our historical rebate and administrative fee payments by product as a percentage of our historical sales, and (c) any significant changes in sales trends. Current Medicaid rebate laws and interpretations, and the percentage of our products that are sold to Medicaid patients are also evaluated. Factors that complicate the rebate calculations are the timing of the average manufacturer pricing computation, the lag time between sale and payment of a rebate, which can range up to nine months, and the level of reimbursement by state agencies.

           The following is a summary of gross-to-net sales reductions that are accrued on our consolidated balance sheets as of March 31, 2009 (in thousands):

			Other		Medicaid
		Cash	(Including	Medicaid	Administrative
	Chargebacks(1)	Discounts(1)	Returns)	Rebates(2)	Fees(2)	Total

Balance at December 31, 2008	$2,468	$192	$2,359	$2,165	$37	$7,221
Provision related to sales made in current period(3)	5,703	469	1,059	1,008	85	8,324
Returns and credits(4)	(5,643)	(463)	(1,138)	(713)	(89)	(8,046)
Balance at March 31, 2009	$2,528	$198	$2,280	$2,460	$33	$7,499

(1)	- Reported as a reduction of accounts receivable.
(2)	- Reported as an accrued liability.
(3)	- Approximately 83 percent relates to Abelcet.
(4)	- Relates to sales made in the current period.

           There were no revisions to the estimates for gross-to-net sales adjustments that were material to income from operations for the three months ended March 31, 2009.

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

Income Taxes

          Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes”, deferred tax and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for when it is more likely than not some portion or all of the deferred tax assets will be not realized. As of March 31, 2009, we believe, based on future projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Recently Issued Accounting Standards, Not Adopted as of March 31, 2009

          The Staff of the Financial Accounting Standards Board released two Statements of Position (FSPs) in April of 2009 that may affect our recognition of fair value and impairment of certain of our holdings of investments in debt securities. These FSPs also contain various presentation and disclosure requirements.

          FSP FAS 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, amends guidance related to recognition of impairment of investments in debt securities. It also changes the presentation and disclosure of debt and equity securities with unrealized losses. Pursuant to the amended guidance, if the holder of an impaired investment intends to dispose of it before anticipated recovery of its fair value to its amortized cost basis or it is more likely than not it will be required to sell the debt security before its anticipated recovery, recognition of the full amount of the impairment is required. If neither of these conditions is met, a measure of credit loss, if one exists, would still need to be recognized in earnings. Credit loss is defined as the difference between the present value of expected cash flows to be collected and the amortized cost basis.

          FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

          We will adopt these two pronouncements as of April 1, 2009. It is possible that the amount of impairment loss previously recognized regarding one auction rate security will be affected. More analysis is required in order for us to make a final determination.

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

  The risk that our internal manufacturing will experience failures in production, facility inspections or approvals that result in increased costs, delays in product manufacturing or product recalls.

  The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

  The risk that key personnel will leave the Company.

          A more detailed discussion of these and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The majority of our holdings of financial instruments consists of corporate debt securities classified as securities available-for-sale. Apart from custodial accounts related to the Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers the majority of which are rated A1 or better. We typically invest the majority of our investments in the shorter-end of the maturity spectrum.

          The table below presents the principal amounts and related weighted-average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending March 31 of the year indicated) as of March 31, 2009 (in thousands):

				After
	2010	2011	2012	2014	Total	Fair Value
Fixed Rate	$63,409	$43,018	$2,015	$-	$108,442	$107,328
Average Interest Rate	5.76%	5.50%	3.00%	-	5.61%
Variable Rate	-	-	-	855	855	520
Average Interest Rate	-	-	-	2.56%	2.56%
	$63,409	$43,018	$2,015	$855	$109,297	$107,848

          Our convertible notes payable outstanding have fixed interest rates. Accordingly, the quoted fair values of our notes will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $250.0 million at March 31, 2009 are due June 1, 2013 and have a fair value of $197.5 million at March 31, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

          Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of March 31, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Controls

          During the first quarter of 2009, we implemented a newly developed enterprise resource planning (ERP) computer software system. This system is used to manage and coordinate most of the resources, information and functions of the Company including financial planning and reporting. The implementation of this system and related procedures and controls constitutes a change in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Such change in internal controls during the period covered by this report could have materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

          Management has concluded that the Company has designed an effective internal control process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has also concluded that these controls were operating effectively during the first quarter of 2009.

Part II OTHER INFORMATION

Item 1. Legal Proceedings

          DellaCamera Capital Master Fund, Ltd. and certain of its affiliated entities and persons (the "DellaCamera Group") are initiating a solicitation of consents from stockholders in support of several proposals which, if legally valid under Delaware law and approved by stockholders, would result in the removal, without cause, of Jeffrey H. Buchalter, our Chief Executive Officer and President, from those offices. On April 28, 2009, we filed a complaint in the Delaware Court of Chancery against the DellaCamera Group seeking to declare the proposals unlawful and invalid under Delaware law. Among other things, the complaint alleges that the proposals would violate Delaware law by undermining the authority of the Board of Directors to appoint and remove corporate officers and manage the business and affairs of the Company. The complaint also alleges that the proposals impair vested rights of Mr. Buchalter in violation of his employment agreement with the Company. On May 4, 2009, the Court denied the Company's motion for expedited proceedings in the lawsuit subject to the parties entering into a stipulation pursuant to which the DellaCamera Group agrees that if any of the proposals are approved by stockholders, the proposal will have no effect until its validity is determined by the Court.

Item 1A. Risk Factors

The risk factors set forth below update the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations.

We are currently the subject of a consent solicitation that may cause substantial disruption to our business and operations and, if legally valid and successful, would result in the removal of our Chief Executive Officer and President from those positions.

          The DellaCamera Group is initiating a solicitation of consents from stockholders in support of several proposals which, if legally valid under Delaware law and approved by stockholders, would result in the removal without cause, of Jeffrey H. Buchalter, our Chief Executive Officer and President, from those offices. If, as a result of such consent solicitation, Mr. Buchalter is removed from office as Chief Executive Officer and President, our Board of Directors would need to find a person (or persons) to serve in those positions. In that case, it could take a substantial amount of time to fill those positions, and we may be without anyone to fill those positions for an extended time. Whether or not it is successful, the consent solicitation may result in significant costs to the Company, substantial disruption to our business and operations, and may potentially lead to the loss of key employees. Additionally, if, as a result of the consent solicitation, Mr. Buchalter were to be removed by stockholders from his executive positions, we would be liable for contractual severance payments and benefits to Mr. Buchalter. As of December 31, 2008, in the absence of a change in control, the total severance payments that would have been due to Mr. Buchalter if his employment agreement had been terminated without cause would have been approximately $4.6 million in cash plus immediate vesting of 757,826 stock options, 230,000 shares of restricted stock and 348,767 restricted stock units having values as of December 31, 2008 of $0, approximately $1.3 million and approximately $2.0 million, respectively. Such removal from office would likely also be in violation of the terms of Mr. Buchalter’s employment agreement, which provides that he may be terminated without cause only by the Board of Directors upon 30 days’ prior written notice. As a result, we would be exposed to potential liability for a breach of contract claim by Mr. Buchalter. For information regarding a lawsuit we have brought against the DellaCamera Group in connection with the consent solicitation, see “Legal Proceedings” in this quarterly report on Form 10-Q and our other filings with the Securities and Exchange Commission.

We continue to experience difficulties in manufacturing that could materially harm our business.

          We have had and may continue to have manufacturing problems with Oncaspar and Adagen. To date, we have been unable to identify the cause of these issues. If we continue to have these issues with Oncaspar and Adagen, we may have a disruption in our ability to manufacture those products. Recently, manufacturing problems have required us to implement voluntary recalls or market withdrawals for two batches of Adagen in March and April 2009. Disruption in supply or manufacturing difficulties relating to Adagen could cause a disruption in our ability to market and sell Adagen and result in a substantial loss of revenues.

          Production failures in our internal manufacturing may result in increased costs, delays in product manufacturing, and product recalls. Manufacturing and stability problems have required us to implement voluntary recalls or market withdrawals for certain batches of Oncaspar and Adagen periodically. Mandatory recalls can also take place if regulators or courts require them, even if we believe our products are safe and effective. Recalls result in lost sales of the recalled products themselves and can result in further lost sales while replacement products are manufactured or due to customer dissatisfaction. We cannot assure you that future product recalls or market withdrawals will not materially adversely affect our business, our financial condition, results of operations or our reputation and relationships with our customers.

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

          *      Filed herewith.

           Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed May 19, 2006.

(2)	Current Report on Form 8-K filed January 21, 2009.

(3)	Form 8-A12G (File No. 000-12957) filed May 22, 2002.

(4)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003.

(5)	Current Report on Form 8-K filed January 8, 2008.

               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

/s/Jeffrey H. Buchalter
Jeffrey H. Buchalter
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	/s/Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)