Form 10-Q
period 2009-06-30
ENZON PHARMACEUTICALS INC
filed 2009-08-05
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

_______________

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

Yes              No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __      Accelerated Filer X      Non-Accelerated Filer __      Smaller Reporting Company __

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __      No X

Shares of Common Stock outstanding as of August 3, 2009: 45,395,992 ..

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2009	December 31, 2008*

ASSETS

Current assets:
Cash and cash equivalents	$46,845	$79,711
Short-term investments	70,082	64,473
Accounts receivable, net of allowance for doubtful accounts of
$198 at June 30, 2009 and $85 at December 31, 2008	17,646	11,692
Inventories	17,591	16,268
Other current assets	7,234	5,281
Total current assets	159,398	177,425

Property and equipment, net of accumulated depreciation of
$43,756 at June 30, 2009 and $39,710 at December 31, 2008	42,053	44,585
Marketable securities	70,875	62,678
Amortizable intangible assets, net	55,227	60,654
Other assets	3,541	3,911
Total assets	$331,094	$349,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,572	$4,443
Notes payable	-	2,950
Accrued expenses	21,334	28,701
Total current liabilities	26,906	36,094

Notes payable	250,050	267,550
Other liabilities	4,261	3,948
Total liabilities	281,217	307,592

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares;
no shares issued and outstanding at June 30, 2009 and
December 31, 2008	-	-
Common stock - $.01 par value, authorized 170,000,000 shares;
issued and outstanding 45,350,500 shares and 45,031,908 shares
at June 30, 2009 and December 31, 2008, respectively	454	450
Additional paid-in capital	349,612	345,088
Accumulated other comprehensive income (loss)	925	(1,649)
Accumulated deficit	(301,114)	(302,228)
Total stockholders’ equity	49,877	41,661
Total liabilities and stockholders’ equity	$331,094	$349,253

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$29,873	$29,206	$59,632	$56,635
Royalties	13,919	15,035	27,481	29,735
Contract manufacturing	3,402	6,723	8,719	13,367
Total revenues	47,194	50,964	95,832	99,737

Costs and expenses:
Cost of product sales and contract manufacturing	12,860	17,406	23,800	33,545
Research and development	21,195	14,056	37,978	26,835
Selling, general and administrative	16,420	18,070	32,528	33,868
Amortization of acquired intangible assets	166	166	333	333
Restructuring charge	-	889	976	2,143
Total costs and expenses	50,641	50,587	95,615	96,724

Operating (loss) income	(3,447)	377	217	3,013

Other income (expense):
Investment income, net	1,152	1,120	2,119	3,299
Interest expense	(2,751)	(3,181)	(6,013)	(6,566)
Other, net	54	24	4,883	320
	(1,545)	(2,037)	989	(2,947)

(Loss) income before income tax provision	(4,992)	(1,660)	1,206	66

Income tax provision	74	85	92	295

Net (loss) income	$(5,066)	$(1,745)	$1,114	$(229)

(Loss) income per common share - basic	$(0.11)	$(0.04)	$0.02	$(0.01)
(Loss) income per common share - diluted	$(0.11)	$(0.04)	$0.02	$(0.01)

Weighted average shares - basic	45,187	44,352	45,036	44,259
Weighted average shares - diluted	45,187	44,352	45,344	44,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$1,114	$(229)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	9,620	10,833
Write-down and disposal of manufacturing assets	34	619
Share-based compensation	4,137	4,338
Loss on sale of securities available for sale	157	-
Loss on impairment of securities available for sale	-	645
Gain on redemption of notes payable	(4,848)	(371)
Write off and amortization of debt issue costs	863	715
Amortization of debt securities premium/discount	(1,066)	(2,510)
Changes in operating assets and liabilities	(10,590)	(4,802)

Net cash (used in) provided by operating activities	(579)	9,238

Cash flows from investing activities:
Purchase of property and equipment	(1,695)	(4,088)
Purchase of product rights	(5,000)	-
Proceeds from sale of marketable securities	23,805	50,240
Purchase of marketable securities	(60,160)	(94,482)
Maturities of marketable securities	26,032	123,100

Net cash (used in) provided by investing activities	(17,018)	74,770

Cash flows from financing activities:
Proceeds from exercise of common stock options	476	983
Proceeds from employee stock purchase plan	307	581
Issuance of shares pursuant to employee stock purchase plan	(450)	(700)
Redemption of notes payable	(15,602)	(59,499)

Net cash used in financing activities	(15,269)	(58,635)

Net (decrease) increase in cash and cash equivalents	(32,866)	25,373

Cash and cash equivalents at beginning of period	79,711	40,053

Cash and cash equivalents at end of period	$46,845	$65,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Organization and Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared from the books and records of Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation of accounts receivable, inventories, certain investments, intangible assets and other long-lived assets, legal and contractual contingencies and assumptions used in the calculation of share-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis considering historical experience, the current economic environment and other factors that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Moreover, interim results are not necessarily indicative of the results that may be expected for the year. Changes in estimates will be reflected in the financial statements in future periods. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included in these financial statements. Certain prior-year amounts have been reclassified to conform to the current period presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

     The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 5, 2009.

     (2) New Accounting Standards

     During the quarter ended June 30, 2009, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Staff Position related to recognition and presentation of other-than-temporary impairments of debt securities (FSP FAS 115-2). Also, during the quarter ended June 30, 2009, the Company adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The adoption of these new rules had no effect on the Company’s financial position or results of operations.

     During the quarter ended June 30, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”. The statement establishes general standards by which to account for and disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new standard had no effect on the Company’s financial statements.

     Effective January 1, 2009, the Company adopted the provisions related to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities of SFAS No. 157, “Fair Value Measurements”, (SFAS No. 157), as amended, as provided for by FSP FAS 157-2. The full adoption of SFAS No. 157 has had no material effect on the Company’s financial statements.

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

(3) Investments and Marketable Securities

     The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at June 30, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*

Corporate debt	$129,895	$958	$(324)	$130,529
Non-U.S. government debt	5,793	23	-	5,816
Auction rate securities	855	-	(536)	319
Other	3,703	590	-	4,293
	$140,246	$1,571	$(860)	$140,957

     * Includes short-term investments of $70,082 and marketable securities of $70,875 at June 30, 2009.

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

     Corporate and non-U.S. government debt investments are classified as available for sale. All but one auction rate security as of December 31, 2008 were classified as available for sale. During the first quarter of 2009, the available-for-sale auction rate securities were sold leaving one in a long-term hold-to-maturity classification as of June 30, 2009. Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly cash and mutual fund shares) totaling $3.8 million as of June 30, 2009 and $3.5 million as of December 31, 2008. There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities included $0.5 million and $0.4 million of corporate equity securities as of June 30, 2009 and December 31, 2008, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The table below indicates the fair value measurements employed as of June 30, 2009 (in thousands):

	Quoted
	Prices	Significant
	in Active	Other
	Markets for	Observable
	Identical Assets	Inputs
	(Level 1) *	(Level 2) *	Total

Corporate debt	$130,529	$-	$130,529
Non-U.S. government debt	5,816	-	5,816
Auction rate securities	-	319	319
Other	4,293	-	4,293
	$140,638	$319	$140,957

     * Hierarchy level pursuant to SFAS No. 157, “Fair Value Measurements”.

     Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at June 30, 2009 were as follows (in thousands):

Twelve-Month
Periods Ending	Amortized	Fair
June 30,	Cost	Value

2010	$69,239	$69,578
2011	32,524	32,917
2012	33,925	33,850
After 2014	855	319
	$136,543	$136,664

     The Company realized a net loss of $4,000 during the quarter ended June 30, 2009 from the sale of company-owned investments. For the six months ended June 30, 2009, the realized net loss was $157,000. This was comprised of a $304,000 loss on sales of investments in the deferred compensation plan which was partially offset by a gain of $147,000 on sales of Company-owned investments. The sales from the deferred compensation plan resulted when the investment vehicles available to plan participants were changed.

     The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Corporate debt *	$32,035	$(210)	$7,852	$(114)

* The unrealized losses on corporate debt were attributable to increases in interest rates, as well as bond pricing. The Company invests in bonds and notes that are rated A1 or better, as dictated by its investment policy.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized or adjusted cost and fair value at such date.

     As of June 30, 2009, the fair value of the Company’s holdings of Corporate debt securities exceeded amortized cost basis on a net basis by $634,000 ($958,000 of unrealized gains and $324,000 of unrealized losses). The net unrealized holding loss of $324,000 was reflective of general capital market conditions affecting debt holdings in more than 70 separate corporations. The Company invests in higher quality instruments and does not perceive problems with the credit-worthiness of any specific issuer. No investment in a particular corporation’s debt constitutes greater than 4 percent of the Company’s portfolio. The changes in the market value of these investments are due to changes in interest rates and not the credit quality of the issuer. Furthermore, the Company does not intend to dispose of these securities before recovery of their cost basis nor is it more likely than not that the Company will be required to do so. Accordingly, the Company does not consider any of its investments in corporate debt to be other-than-temporarily impaired at June 30, 2009 and there has been no recognition of an unrealized loss in earnings.

     The Company has one investment in auction rate securities with an original cost basis of $1.5 million that, beginning in the latter half of 2007, ceased to have successful auctions. For a number of reasons, including the length of time the security had been illiquid and a downgrade in the credit rating of the issuer’s securities, the Company wrote down this investment during 2008 to the estimated fair value of the instrument at that time of $855,000, recognizing an impairment loss of $645,000 in earnings.

     At April 1, 2009, upon adoption of FSP FAS 115-2, an estimate of expected cash flows from this perpetual investment holding in auction rate securities was made and discounted to a present value using historical interest rates. It was determined that there continues to be an other-than-temporary impairment of this investment as measured from its original cost basis and the amount previously recognized in earnings is a reasonable measure of the credit loss incurred. On April 1, 2009, the Company did not intend to dispose of this security before recovery of its cost basis nor was it more likely than not that the Company would be required to do so. Accordingly, no further recognition of impairment loss was considered necessary at April 1, 2009.

     As of June 30, 2009, there is a $536,000 unrealized loss measured from the book basis which is included as part of accumulated other comprehensive income. The Company will continue to monitor this instrument and the expected cash flows to be derived from it. It is reasonably possible that the Company’s estimate of expected cash flows to be received could change based on the financial condition of the issuer or macroeconomic conditions and some or all of the amount currently reported in accumulated other comprehensive income could be recognized in earnings at some future date. As of June 30, 2009, however, the Company does not consider it necessary to recognize any additional impairment loss in earnings. There has been no adjustment to or change in the estimated amount of the credit loss associated with the Company’s holdings of auction rate securities since April 1, 2009 that would have affected earnings. The Company does not intend to dispose of this security before recovery of its cost basis nor is it more likely than not that the Company will be required to do so. This auction rate security is classified in long-term marketable securities based upon the Company’s intent.

(4) Inventories

     As of June 30, 2009 and December 31, 2008 inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Raw materials	$8,919	$9,714
Work in process	2,922	3,913
Finished goods	5,750	2,641
	$17,591	$16,268

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(5) Intangible Assets

     Intangible assets consist of the following (in thousands):

	June 30, 2009				December 31, 2008
		Accumulated		Remaining		Accumulated
	Cost	Amortization	Net	Useful Lives(1)	Cost	Amortization	Net
Oncaspar
Marketing rights	$54,008	$23,832	$30,176	5.5 years	$54,008	$21,015	$32,993
Technology rights	17,500	5,880	11,620	5.0 years	17,500	4,713	12,787

DepoCyt
Marketing rights	12,186	7,921	4,265	3.5 years	12,186	7,312	4,874

Abelcet
Patents	15,000	5,834	9,166	5.5 years	15,000	5,000	10,000

SCA
Patents	1,875	1,875	-	*	1,875	1,875	-
	$100,569	$45,342	$55,227	5.2 years	$100,569	$39,915	$60,654

     (1) Weighted average remaining useful lives.

     * Fully amortized

     Amortization of intangibles amounted to $2.7 million for the three months ended June 30, 2009 and $4.4 million for the three months ended June 30, 2008. Amortization for the three months ended June 30, 2008, includes $1.9 million amortization of the newly recognized Oncaspar-related license rights. This adjusts the carrying amount of the intangible asset to recognize benefit derived from the payment over the term of the agreement. The remaining $3.1 million of the Oncaspar-related license rights are being amortized over the remaining six-year term. Of the amounts recognized in each of the three-month periods, $2.5 million and $4.3 million were charged to cost of product sales and contract manufacturing for the periods ended June 30, 2009 and 2008, respectively. For the six-months ended June 30, 2009 and June 30, 2008, amortization charges were $5.4 million and $7.1 million, respectively, with $5.1 million and $6.7 million, respectively, classified as cost of product sales and contract manufacturing.

     Useful lives of intangibles are based on a number of factors including the Company’s expected use of the asset or related assets and the potential for renewal or extension, where applicable. The costs of renewal or extension, if material, would be capitalized and amortized.

(6) Notes Payable

     The table below reflects the composition of the notes payable balances as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Current
4% Convertible Senior Notes due June 1, 2013	$-	$2,950
Long-Term
4% Convertible Senior Notes due June 1, 2013	$250,050	$267,550

      The fair value of the 4% Convertible Senior Notes payable as of June 30, 2009 is $233.2 million. Fair value of the Company’s note is based on quoted market prices.

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

     At any time on or after June 1, 2009, if the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. The 4% notes were not redeemable prior to June 1, 2009. Upon occurrence of a “fundamental change”, as defined in the indenture governing the 4% notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change. As of the date of this filing, the redemption provisions have not been triggered.

     During the quarter ended March 31, 2009, the Company repurchased $20.4 million principal amount of its 4% notes at a discount to par resulting in a net gain of approximately $4.5 million net of the write-off of deferred offering costs.

     Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $0.8 million and $0.9 million as of June 30, 2009 and December 31, 2008, respectively.

(7) Comprehensive (Loss) Income

     The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net (loss) income	$(5,066)	$(1,745)	$1,114	$(229)
Other comprehensive income (loss):
Unrealized gain (loss) on securities
that arose during the period*	1,846	(1,263)	2,215	(1,296)
Currency translation adjustment*	309	12	202	(36)
Reclassification adjustments*:
Impairment loss included in net loss	-	645	-	645
Loss on sale of securities	4	-	157	-
Total other comprehensive income (loss)	2,159	(606)	2,574	(687)
Comprehensive (loss) income	$(2,907)	$(2,351)	$3,688	$(916)

* Information has not been tax-effected due to an estimated annual effective tax rate of zero.

(8) Supplemental Cash Flow Information

     The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the six-month periods ended June 30, 2009 and 2008, there were payments of interest on the Company’s notes payable of $5.2 million and $7.2 million, respectively. Income tax payments for the six months ended June 30, 2009 and 2008, were $119,000 and $1.9 million, respectively.

     During the six months ended June 30, 2008, the Company accrued a liability of $5.0 million for an incremental payment made to Sanofi-Aventis in the first quarter of 2009 for achievement of a specified level of Oncaspar sales.

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

     Any potentially dilutive shares were excluded from the computation of diluted loss per common share for the three-month periods presented and the six months ended June 30, 2008, as the effect on net loss per share was antidilutive. Consequently, diluted loss per common share reported for each of those periods is the same as basic loss per common share. For the six-months ended June 30, 2009, approximately 0.3 million nonvested shares were dilutive and entered into the diluted earnings per share computation. However, the number was not sufficiently large to have any effect. Accordingly, diluted earnings per common share reported for the 2009 six-month period also is the same as basic earnings per common share. For the three months ended June 30, 2009 and 2008, potentially dilutive common stock equivalents were 36.4 million and 39.8 million shares, respectively. For the six-month periods ended June 30, 2009 and 2008, potentially dilutive common stock equivalents were 35.4 million and 39.8 million, respectively.

(10) Restructuring

     During the first quarter of 2009, the Company undertook a reduction in workforce involving the termination of 20 employees. Most areas of the company were affected by this headcount reduction, including sales and marketing, general and administrative and research and development. Costs of severance and related benefits for employees affected by the 2009 workforce reduction amounted to approximately $1.0 million during the first quarter of 2009; recorded in the Products Segment and Corporate and Other Expense. This is expected to be the entire charge related to this program and the amount will be fully paid out by the end of October 2009. Approximately $0.4 million was included in accrued expenses as of June 30, 2009.

     During 2008, manufacturing operations were consolidated in the Company’s Indianapolis, Indiana location and its South Plainfield, New Jersey location was decommissioned. Restructuring costs associated with the manufacturing consolidation program were fully accrued as of December 31, 2008. There was a liability in accrued expenses as of December 31, 2008 for unpaid employee separation and related benefits related to this program of $1.2 million. As of June 30, 2009, this balance had been reduced to $0.2 million through payments. There were no adjustments made.

     The Company incurred the following costs in connection with its restructuring programs during the three months and six months ended June 30, 2009 and 2008, respectively, (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Employee termination costs - 2009 program	$-	$-	$976	$-
Employee termination costs - manufacturing
consolidation	-	496	-	1,524
Write-down of manufacturing assets	-	393	-	619
	$-	$889	$976	$2,143

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

(11) Share-Based Compensation

Stock Option and Nonvested Share Awards

     During the three-month periods ended June 30, 2009 and 2008, the Company recognized share-based compensation expense of $1.9 million and $2.1 million, respectively, relating to stock option and nonvested share awards. These amounts were recorded in the same expense categories in the interim consolidated statement of operations as the underlying employee compensation. During the six-month periods ended June 30, 2009 and 2008, the Company recognized share-based compensation expense of $4.0 million and $4.2 million, respectively, for these plans. The weighted average grant price of the options granted was $6.23 per share and fair values ranged from $2.24 to $3.32 per share. The fair value of the options granted during the six months ended June 30, 2009 was $0.9 million. The nonvested shares granted during the six months had a weighted average grant-date fair value of $7.18 per share for an aggregate fair value of $0.2 million. The Company uses historical data to estimate forfeiture rates. Activity in options and nonvested shares during the six-months ended June 30, 2009 and related balances outstanding as of that date are reflected below (in thousands).

		Nonvested
	Options	Shares
Outstanding at January 1, 2009	8,372	1,760
Granted	361	32
Exercised and vested	(4)	(483)
Expired and forfeited	(229)	(80)
Outstanding at June 30, 2009	8,500	1,229

Options vested and expected to vest at June 30, 2009	8,017

Options exercisable at June 30, 2009	6,833

     As of June 30, 2009, there was $4.2 million of unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 12 months and $5.9 million of unrecognized compensation cost related to nonvested shares expected to be recognized over a weighted-average period of 14 months.

Employee Stock Purchase Plan

     For the six months ended June 30, 2009, compensation expense recognized for the ESPP was $0.1 million which was recorded in the same expense categories in the interim consolidated statement of operations as the underlying employee compensation. For the quarter and six months ended June 30, 2008, ESPP compensation expense was $0.2 million. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. Issuance of shares under the ESPP during the six months ended June 30, 2009 amounted to 65,904 shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Income Taxes

     During the three months and six months ended June 30, 2009, the Company recorded a net tax expense of $74,000 and $92,000, respectively, which represents Canadian tax liabilities and an adjustment to taxes payable. During the three months and six months ended June 30, 2008, the Company recorded a net tax expense of $85,000 and $295,000 representing state and Canadian tax liabilities as well as an adjustment to taxes payable. The Company did not recognize a U.S. Federal income tax provision for these periods as the estimated annual effective tax rate is zero. As of June 30, 2009, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

     Contract Manufacturing - The Company utilizes a portion of its excess manufacturing capacity to provide manufacturing services for third parties. It manufactures Abelcet for export and MYOCET, both for Cephalon France SAS, the injectable multivitamin, MVI®, for Hospira, Inc., as well as other products. The company’s contract with Hospira for the manufacture of MVI is scheduled to terminate effective April 30, 2010 and the Company’s agreements with Cephalon for manufacture of MYOCET and Abelcet expire in January 2010 and November 2011, respectively.

     The performance of each of the Company’s segments is monitored by the Company’s chief operating decision maker, the President and Chief Executive Officer. Segment profit is measured based on operating results, excluding investment income, interest expense and income taxes. The Company’s research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs would be chargeable to one of the Company’s operating segments. The Company does not identify or allocate property and equipment by operating segment, and does not allocate depreciation to the operating segments. Operating segments do not have intersegment revenue, and accordingly, there is none to be reported.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The following tables present segment revenues and profitability information for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands):

Three months ended June 30,

				Contract
Segment		Products	Royalties	Manufacturing		Corporate(1)		Consolidated
Revenues	2009	$29,873	$13,919	$3,402		$-		$47,194
	2008	$29,206	$15,035	$6,723		$-		$50,964
Profit (Loss)	2009	$3,612	$13,919	$828		$(23,351)		$(4,992)
	2008	$4,189	$15,035	$2,780	(2)	$(23,664	) (2)	$(1,660)

Six months ended June 30,

				Contract
Segment		Products	Royalties	Manufacturing		Corporate(1)		Consolidated
Revenues	2009	$59,632	$27,481	$8,719		$-		$95,832
	2008	$56,635	$29,735	$13,367		$-		$99,737

Profit (Loss)	2009	$12,796	$27,481	$2,963		$(42,034)		$1,206
	2008	$7,275	$29,735	$4,801	(2)	$(41,745	)(2)	$66

(1)    Corporate expenses include operating (loss) income components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities and exploratory, preclinical and clinical research and development not specifically identifiable with existing marketed products or product candidates that have not entered phase III clinical trials.

(2)    Reflects the reclassification of $88,000 of 2008 second-quarter and $177,000 of 2008 six-months to-date general and administrative expense from corporate to contract manufacturing to be consistent with the 2009 presentation.

     Following is a reconciliation of segment profit to consolidated (loss) income before income tax provision (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment profit	$18,359	$22,004	$43,240	$41,811
Unallocated operating expense	(21,806)	(21,627)	(43,023)	(38,798)
Operating (loss) income	(3,447)	377	217	3,013
Other corporate (expense) income	(1,545)	(2,037)	989	(2,947)
(Loss) income before income
tax provision	$(4,992)	$(1,660)	$1,206	$66

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We are a biopharmaceutical company dedicated to developing, manufacturing and commercializing important medicines for patients with cancer and other life-threatening conditions. We operate in three business segments: Products, Royalties and Contract Manufacturing. We have a portfolio of four marketed products, Oncaspar, DepoCyt, Abelcet and Adagen. Our drug development programs utilize several cutting-edge technologies, including our industry-leading PEGylation technology platform and the Locked Nucleic Acid technology. Our PEGylation technology was used to develop two of our products, Oncaspar and Adagen, and has created a royalty revenue stream from licensing partnerships for other products developed using the technology. We also engage in contract manufacturing for several pharmaceutical companies to broaden our revenue base.

Results of Operations

Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

Overview

     For the three months ended June 30, 2009, all operating segments were profitable although the profitability of each was lower than that of the corresponding period of the preceding year while corporate and other expenses held relatively stable. This resulted in a pretax operating loss of $5.0 million for the second quarter of 2009 compared to a $1.6 million loss for the three months ended June 30, 2008. In the Products Segment, the favorable effects of revenue growth and cost of sales improvements were more than offset by higher spending on research and development. Royalty revenues in the second quarter of 2009 were lower for both PEG-INTRON and Pegasys when compared to the second quarter of 2008. Contract manufacturing revenues from nearly all contracts were lower during the second quarter of 2009 than in the comparative prior-year period.

     On a six-month year-to-date basis, the Products Segment profit growth experienced during the first quarter of 2009 more than offset the second-quarter decline contributing to a company-wide pretax income of $1.2 million. Royalties and contract manufacturing profitability were lower for the first six months of 2009 than for the first six months of 2008. Corporate and other expenses, in the aggregate, were nearly unchanged in the six-month comparison although a gain of $4.5 million, net of the write-off of deferred offering costs, on the repurchase of notes payable during the first quarter of 2009 favorably affected the comparison.

     Greater analysis of operating results on a segment-by-segment basis follows. Percentage changes below and throughout this Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section.

     Following is a reconciliation of segment profitability to consolidated (loss) income before income tax (millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Products Segment profit	$3.6	$4.3	$12.8	$7.3
Royalty Segment profit	13.9	15.0	27.5	29.7
Contract Manufacturing
Segment profit	0.8	2.8	2.9	4.8
Corporate and other expenses*	(23.3)	(23.7)	(42.0)	(41.7)
(Loss) income before income
tax provision	$(5.0)	$(1.6)	$1.2	$0.1

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

Products Segment

     Products Segment profitability (millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2009	Change	2008	2009	Change	2008
Revenues	$29.9	2	$29.2	$59.6	5	$56.6
Cost of sales	10.4	(23)	13.6	18.2	(27)	25.2
Research and development	9.4	175	3.4	15.1	110	7.2
Selling and marketing	6.4	(10)	7.0	12.9	(11)	14.5
Amortization	0.1	-	0.1	0.3	-	0.3
Restructuring charge	-	(100)	0.8	0.3	(87)	2.1
Segment profit	$3.6	(14)	$4.3	$12.8	76	$7.3

     Revenues

     Sales performance of individual products is provided below (millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
Product	2009	Change	2008	2009	Change	2008
Oncaspar	$14.0	6	$13.2	$28.1	10	$25.5
DepoCyt	2.6	8	2.4	5.1	17	4.4
Abelcet	5.5	(17)	6.6	11.4	(16)	13.6
Adagen	7.8	12	7.0	15.0	14	13.1
Totals	$29.9	2	$29.2	$59.6	5	$56.6

     The 2 percent growth in net product sales for the three months ended June 30, 2009 compared to the same period of 2008 was attributable primarily to higher revenues from our oncology product, Oncaspar, which grew 6 percent based primarily on volume growth and Adagen, for treatment of severe combined immunodeficiency disease, which rose 12 percent. On a year-to-date basis, net product sales grew by 5 percent, led by Oncaspar which rose 10 percent compared to the same period of 2008 and Adagen which rose 14 percent. Continued growth in sales of Oncaspar is reflective of its adoption in adult and young adult populations. Sales of DepoCyt, for treatment of lymphomatous meningitis, and Adagen tend to fluctuate from quarter-to-quarter given their very small targeted patient populations, although both products benefited from 2009 price increases. Abelcet, for treatment of invasive fungal infections, continues to experience competitive pressures in the marketplace from other therapeutics. We are also experiencing pricing pressure from other competitors. Abelcet sales were down 10 percent due to volume declines and approximately 6 percent due to lower average selling price in 2009 year to date compared to the same period of 2008.

     Cost of sales

      Cost of sales of marketed products for the three months ended June 30, 2009 was $10.4 million, or 35 percent of sales, compared to $13.6 million, or 46 percent of sales, for the comparable three-month period of 2008. Cost of sales of marketed products declined despite rising sales, dropping to 31 percent of sales in the first six months of 2009 from 44 percent in the first six months of 2008. The improvements in gross margin period-over-period, reflect in large part efficiencies derived across all products from the recent consolidation of our manufacturing facilities (see Restructuring). There was also a favorable effect on gross margins attributable to product mix. In addition, during the second quarter of 2009, we wrote off certain Adagen inventory due to the identification of some out-of-specification batches, and provided replacement product to customers. These events amounted to approximately $0.5 million and contributed to somewhat lower margins in the second quarter of 2009 than in the first quarter of 2009. The second-quarter 2008 amounts included $1.9 million immediate amortization of a $5.0 million licensing intangible milestone payment that was triggered during that quarter.

     The gross margins experienced through the first six months of 2009 may not continue at the same rate for the remainder of 2009. Higher than budgeted levels of production during the first half of the year resulted in favorable production variances that benefited cost of sales and may continue to do so into the third quarter of 2009 as the related inventories are sold, however, production volumes in the latter half of 2009 are not expected to continue at the same levels as were experienced during the first half and negative variances may occur.

     Research and development

     Research and development spending on marketed products, primarily Oncaspar and Adagen, increased $6.0 million in the second quarter of 2009 to $9.4 million compared to the second quarter of 2008 of $3.4 million. On a year-to-date basis, research and development rose to $15.1 million in 2009 from $7.2 million the previous year. We continue to increase efforts to improve the manufacturing processes and pharmaceutical properties of both Oncaspar and Adagen. As previously reported, we are taking over responsibility for the production of L-asparaginase by the beginning of 2010. We will continue to invest in programs to enhance and secure the supply of Oncaspar and Adagen.

     Selling and marketing expenses

     Selling and marketing expenses consist primarily of sales and marketing personnel, other commercial expense and marketing programs to support our sales force as well as medical education. Selling and marketing expenses for the three months ended June 30, 2009 were $6.4 million, down 10 percent from $7.0 million in the second quarter of 2008 as a result of more focused deployment of resources resulting, in part, from the first-quarter 2009 restructuring discussed below. Year-to-date, selling and marketing expenses decreased 11 percent to $12.9 million in 2009 from $14.5 million in 2008.

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

     During 2007 and 2008, manufacturing operations were consolidated in the Company’s Indianapolis, Indiana location and its South Plainfield, New Jersey location was decommissioned. Restructuring costs associated with the manufacturing consolidation program were fully accrued as of December 31, 2008. As of June 30, 2009, the balance of the accrued expenses for unpaid employee separation and related benefits related to this program was $0.2 million. The liability as of December 31, 2008 was $1.2 million. The reduction in the accrual was attributable to payments made; there were no adjustments made during the first six months of 2009.

     The Company incurred the following costs in the Products Segment in connection with its restructuring programs during the three months and six months ended June 30, 2009 and June 30, 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee termination costs - 2009 program	$-	$-	$283	$-
Employee termination costs - manufacturing
consolidation	-	496	-	1,524
Write-down of manufacturing assets	-	393	-	619
	$-	$889	$283	$2,143

Royalties Segment

(millions of dollars)
	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2009	Change	2008	2009	Change	2008
Royalty revenue	$13.9	(7)	$15.0	$27.5	(8)	$29.7

     Revenues

     Royalty revenue declined 7 percent due primarily to PEG-INTRON royalties which declined 4 percent during the three months ended June 30, 2009 compared to the prior-year second quarter. As reported by Schering-Plough Corporation, this was attributable to the unfavorable impact of foreign exchange coupled with lower sales of PEG-INTRON in the U.S. Further contributing to the decline, royalties from Pegasys in the second quarter of 2009 decreased significantly on a comparison basis from the corresponding quarter of 2008. Timing of shipments of Pegasys in the second quarter of 2008 resulted in higher revenues that period. For the six months ended June 30, 2009, the year-over-year decline in royalty revenues was 8 percent. Reductions in royalty revenues on PEG-INTRON and Pegasys were the principal influences here as well.

     Costs and expenses

      Royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new out-licensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

Contract Manufacturing Segment

(millions of dollars)

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2009	Change	2008	2009	Change	2008
Revenues	$3.4	(49)	$6.8	$8.7	(35)	$13.4
Cost of sales	2.5	(35)	3.9	5.6	(34)	8.4
General and
administrative	0.1	-	0.1	0.2	-	0.2
Segment profit	$0.8	(70)	$2.8	$2.9	(38)	$4.8

     Revenues

     Contract manufacturing revenue for the three months ended June 30, 2009 was $3.4 million, essentially half of the $6.8 million generated in the comparable three-month period of 2008. For the six-months ended June 30, 2009, contract manufacturing revenues were down 35 percent to $8.7 million. The primary cause of the decline was a delay in the shipment of certain completed orders for the injectable vitamin, MVI, in the second quarter of 2009. Shipment of these orders was delayed pending additional testing and acceptance by the customer. The decrease in year-to-date contract manufacturing revenue also was partly attributable to revenue recognized in the first quarter of 2008 for non-routine services for design work for existing customers. Our contract for manufacture of MVI, an injectable multivitamin, is scheduled to terminate effective April 30, 2010 which could cause a reduction in our production of MVI over the latter half of 2009. Our agreements with Cephalon France SAS regarding the manufacture of MYOCET and Abelcet expire in January 2010 and November 2011, respectively.

     Cost of sales

     Cost of sales for contract manufacturing for the three months ended June 30, 2009 was $2.5 million or 73 percent of sales compared to $3.9 million or 57 percent of sales for the comparable three-month period of 2008. Unfavorable variances related to lower production volumes adversely affected second-quarter 2009 margins. For the six months ended June 30, 2009, cost of sales as a percent of sales was approximately 64 percent, not materially different than the 63 percent experienced for the six months ended June 30, 2008. Cost of sales for the first half of 2008, as a percentage of sales, was favorably affected by the above-referenced non-routine services which contributed $0.9 million of revenues. These services were performed in 2007 but recognition was delayed until all criteria for revenue recognition were met. Anticipated reduced production of MVI in the latter half of 2009 may result in unfavorable variances.

Non-U.S Revenue

     During the three months ended June 30, 2009, we had export sales and royalties on export sales of $17.7 million, of which $10.8 million were in Europe. This compares to $20.5 million of export sales in the comparable three-month period of 2008, of which $14.4 million were in Europe.

     We had export sales and royalties on export sales of $35.6 million and $40.7 million, of which $21.4 million and $27.7 million were in Europe, for the six months ended June 30, 2009 and 2008, respectively.

Corporate and Other Expense

(millions of dollars)

	Three Months Ended June 30,			Six Months Ended June 30,
		%			%
	2009	Change	2008	2009	Change	2008
Research and development	$11.8	11	$10.6	$22.9	16	$19.6
General and administrative	10.0	(9)	11.0	19.4	2	19.1
Restructuring	-	-	-	0.7	n.m.	-
Other (income) expense:
Investment income, net	(1.1)	3	(1.1)	(2.1)	(36)	(3.3)
Interest expense	2.7	(14)	3.2	6.0	(8)	6.6
Other, net	(0.1)	n.m.	-	(4.9)	n.m.	(0.3)
	1.5	(24)	2.1	(1.0)	n.m.	3.0
Corporate and other expenses	$23.3	(1)	$23.7	$42.0	1	$41.7

n.m. – not meaningful

     Research and development. For the three months ended June 30, 2009, research and development expenses increased 11 percent to $11.8 million as compared to $10.6 million for the three months ended June 30, 2008. Based on findings from our Phase I studies, we initiated a Phase II study for our PEG-SN38 in metastatic colorectal cancer patients. This study opened for enrollment in June. We also continue to increase dosage in our Phase I studies for the HIF-1 alpha antagonist and Survivin antagonist. The second quarter of 2008 spending included $2.0 million in milestone payments related to the LNA platform. For the six-month period ended June 30, 2009, research and development expenses increased 16 percent to $22.9 million. We continue to advance our research and development programs in areas such as PEG-SN38, the HIF-1 alpha antagonist and other LNA- and PEGylation- based programs. We anticipate increased levels of research and development expenses for the full year 2009 when compared to 2008.

     General and administrative. General and administrative expense decreased to $10.0 million for the three months ended June 30, 2009 from $11.0 million in the three months ended June 30, 2008. We are experiencing some efficiencies from our recent restructuring initiatives. During the three-month periods ended June 30, 2009 and June 30, 2008, we incurred significant legal and other costs that are not expected to recur in future periods, including costs associated with a proposed shareholder consent solicitation and related litigation in 2009 and expenses related to the previously considered spin-off of our biotechnology assets in 2008. For the six months ended June 30, 2009, general and administrative spending was up 2 percent over the prior-year comparative period, rising to $19.4 million. Reflected in the current-year spending is the cost of certain organizational and administrative enhancements, including the establishment of a business development function and the post-implementation costs of a newly developed enterprise resource planning (ERP) computer software system. In addition, beginning in the fourth quarter of 2008, costs associated with the site at South Plainfield, New Jersey have begun to be recognized in general and administrative expense (previously included in cost of sales) since production activities at that location have ceased completely. Such costs include security, utilities, insurance and monthly rental related to the South Plainfield facility.

     Restructuring. Corporate restructuring costs associated with the 2009 workforce reduction amounted to $0.7 million during the first quarter of 2009. This represents severance and related costs of terminated employees in general and administrative areas as well as research and development. We may experience additional restructuring charges associated with the South Plainfield lease or its termination prior to its contractual expiration in October 2012.

     Other (income) expense. Other (income) expense for the three months ended June 30, 2009 was net expense of $1.5 million, as compared to net expense of $2.1 million for the three months ended June 30, 2008. On a year-to-date basis, 2009 resulted in net income of $1.0 million, compared to $3.0 million of net expense in 2008. Other (income) expense includes: net investment income, interest expense and other income or expense.

     Net investment income was essentially unchanged for the quarter ended June 30, 2009 at $1.1 million. On a year-to-date basis, net investment income declined 36 percent to $2.1 million. The second quarter of 2008 amounts were adversely affected by the impairment write-down of an auction rate security of $645 thousand reducing the amount of investment income reported for the three months ended June 30, 2008. Without this charge in the prior year, investment income would have shown greater rates of decline period-over-period which were attributable to general market conditions and lower investment returns.

     Interest expense, which includes amortization of deferred debt issue costs, was $2.7 million and $6.0 million for the three-month and six-month periods ended June 30, 2009 and $3.2 million and $6.6 million for the three-month and six-month periods ended June 30, 2008, respectively. The reduction in interest expense resulted from the declining balance of 4% Convertible Senior Notes due in 2013 and elimination of the 4.5% Convertible Subordinated Notes that came due in July 2008.

     During the first quarter of 2009, we repurchased $20.4 million principal amount of our 4% notes at a discount to par yielding a gain of $4.8 million (reflected in Other, net) exclusive of the write-off of related deferred debt offering costs of $0.3 million (reflected in interest expense).

Income taxes

     During the three months and six months ended June 30, 2009, we recorded net tax expense of approximately $74,000 and $92,000, respectively, which represents Canadian tax liabilities and an adjustment to taxes payable. During the three months and six months ended June 30, 2008, we recorded net tax expense of $85,000 and $295,000, respectively, representing Canadian taxes payable and an adjustment to taxes payable. No federal income tax provision was recorded for the three months and six months ended June 30, 2009 as the estimated annual effective tax rate is zero.

   Liquidity and Capital Resources

     Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $187.8 million as of June 30, 2009, as compared to $206.9 million as of December 31, 2008. The decrease is primarily due to the repurchase of $20.4 million principal amount of our 4% notes payable at $15.6 million and payment of a $5.0 million milestone obligation in January 2009 (see below). We invest our excess cash primarily in investment-grade corporate debt securities.

     Operating activities constituted a use of cash of $0.6 million during the six months ended June 30, 2009 as compared to a $9.2 million source of cash in the prior year six-month period. Net income for the six months ended June 30, 2009, adjusted for non-operating and noncash items such as depreciation, amortization and asset write-downs yielded approximately $10.0 million compared to approximately $14.0 million generated in the six months ended June 30, 2008. In addition, changes in balance sheet operating assets and liabilities utilized approximately $5.8 million more cash in the first six months of 2009 than was the case in the first six months of 2008. Inventory and accounts receivable balances were higher at June 30, 2009 than at December 31, 2008. Finished goods inventory balances at June 30, 2009 are somewhat elevated due to delayed shipment of certain orders of MVI. Accounts receivable balances generally returned to more normal levels at June 30, 2009 after having been reduced significantly at December 31, 2008 due in large part to timing of Oncaspar shipments. The increase in the accounts receivable balance at June 30, 2009 is also attributable to one customer claiming prior period chargebacks through offsets against current remittances to us. An initial assessment of the customer’s claim indicates that we will recover the amounts deducted to date. However, it is possible a portion of the disputed amount will result in an expense to us. We cannot estimate what the outcome of this claim will be.

      Cash was used in investing activities in the first six months of 2009 in the amount of approximately $17.0 million due primarily to net investments in marketable securities, and a payment of $5.0 million to Sanofi-Aventis in January 2009. The $5.0 million was a milestone payment accrued for in 2008 resulting from Oncaspar net sales in the U.S. and Canada having exceeded $35.0 million for two consecutive years. During the first six months of 2008, $74.8 million was provided by investing activities as marketable securities matured or were liquidated primarily to enable the repurchase of our 4.5% notes payable (see financing activities below). In addition, in the six-month period ended June 30, 2009, we invested $1.7 million in plant and equipment compared to $4.1 million in the corresponding period of 2008.

      Repurchase of $20.4 million principal amount of the 4% notes payable for a cash outlay of $15.6 million constituted the primary financing cash outflows during the first six months of 2009. During the first six months of 2008, redemption of $59.9 million principal amount of our 4.5% notes payable required a cash outlay of $59.5 million, again representing the majority of financing activities.

     As of June 30, 2009, we had outstanding $250.0 million of convertible senior notes payable that bear interest at an annual rate of 4%. Interest is payable on June 1 and December 1 for the 4% notes. Accrued interest on the notes was $0.8 million and $0.9 million, respectively as of June 30, 2009 and December 31, 2008.

     Included in our short-term investments at June 30, 2009 are investments in auction rate securities carried at a fair value of $0.3 million. Recent difficulties in the auction rate securities marketplace have raised concerns about the liquidity of such investments. This investment has experienced failed auctions since late 2007 and was written down to its current book value from its original cost basis of $1.5 million in 2008 to $855,000 by an impairment charge to earnings of $645,000.

     At April 1, 2009, upon adoption of FSP FAS 115-2, we estimated the expected cash flows from this perpetual investment holding and discounted the result to a present value using historical interest rates. We determined that there continues to be an other-than-temporary impairment of this investment as measured from its original cost basis and the amount previously recognized in earnings is a reasonable measure of the credit loss incurred. Accordingly, no further recognition of impairment loss was considered necessary at April 1, 2009.

     As of June 30, 2009, there is a $536,000 unrealized loss measured from the book basis which is included as part of accumulated other comprehensive income. We will continue to monitor this instrument and the expected cash flows to be derived from it. It is reasonably possible that our estimate of expected cash flows to be received could change based on the financial condition of the issuer or macroeconomic conditions and some or all of the amount currently reported in accumulated other comprehensive income could be recognized in earnings as an expense at some future date. As of June 30, 2009, however, we do not consider it necessary to recognize any additional impairment loss in earnings. There has been no adjustment to or change in the amount of the credit loss associated with our holdings of auction rate securities since April 1, 2009 that would have affected earnings. We do not intend to dispose of this security before recovery of its cost basis nor is it more likely than not that we will be required to do so. This auction rate security is classified in long-term marketable securities based upon the Company’s intent.

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

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2009, we were not involved in any SPE transactions.

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

      In addition, stock options to purchase 8.5 million shares of our common stock at a weighted average exercise price of $11.10 per share and 1.2 million restricted stock units were outstanding at June 30, 2009 that represent additional potential dilution.

Contractual Obligations

     Our major outstanding contractual obligations relate to our operating leases, convertible debt and license agreements with collaborative partners.

     In June 2009, we gave notice of intent to terminate our license agreement with Natimmune A/S for their compound, rhMBL, a protein therapeutic we had been developing for the prevention and treatment of severe infections in individuals undergoing chemotherapy or liver transplantation. There are no significant costs associated with this termination other than the wind-down and completion of previously initiated clinical trials.

     During the first quarter of 2009, we repurchased $20.4 million principal amount of our 4% notes for $15.6 million. Other than these events, there have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations -Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

     A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (GAAP). All accounting standards effective as of June 30, 2009 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as critical because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

      The following is a summary of gross-to-net sales reductions that are accrued on our consolidated balance sheets as of June 30, 2009 (in thousands):

			Other		Medicaid
		Cash	(Including	Medicaid	Administrative
	Chargebacks(1)	Discounts(1)	Returns)	Rebates(2)	Fees(2)	Total

Balance at December 31, 2008	$2,468	$192	$2,359	$2,165	$37	$7,221
Provision related to sales made
in current period(3)	10,783	908	2,208	1,988	195	16,082
Returns and credits(4)	(11,245)	(884)	(2,198)	(1,397)	(204)	(15,928)
Balance at June 30, 2009	$2,006	$216	$2,369	$2,756	$28	$7,375

(1)	Reported as a reduction of accounts receivable.
(2)	Reported as an accrued liability.
(3)	Approximately 81 percent relates to Abelcet.
(4)	Relates to sales made in the current period.

      There were no revisions to the estimates for gross-to-net sales adjustments that were material to income from operations for the six months ended June 30, 2009.

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

     Revenues from contract manufacturing are recognized when title passes to the customer, generally at time of shipment. At the request of the customer, certain contract manufacturing arrangements involve the transfer of title of the finished product to the customer prior to shipment. The product in question is manufactured to the unique specifications of the customer and cannot be used to fill other orders. If all necessary conditions are met, including: the product is complete and ready for shipment, the risks of ownership have passed to the customer and the customer pays for storage of the product at our facility, we will recognize revenue.

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

Income Taxes

     Using the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We believe, based on future projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

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

Recently Issued Accounting Standards, Not Adopted as of June 30, 2009

      In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement (i.e. the interim period ending September 30, 2009), the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will not affect our financial statements other than that references made in future periods to authoritative accounting literature will be made in accordance with the Codification.

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

     A more detailed discussion of these and other factors that could affect our results is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and we do not intend to update this information.

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

     The table below presents the principal amounts or adjusted cost basis and related weighted average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending June 30 of the year indicated) as of June 30, 2009 (in thousands):

				After
	2010	2011	2012	2014	Total	Fair Value
Fixed Rate	$69,239	$32,524	$33,925	$-	$135,688	$136,345
Average Interest Rate	5.94%	5.54%	5.02%	-	5.62%
Variable Rate	-	-	-	855	855	319
Average Interest Rate	-			2.32%	2.32%
	$69,239	$32,524	$33,925	$855	$136,543	$136,664

     Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $250.1 million at June 30, 2009 are due June 1, 2013 and have a fair value of $233.2 million at June 30, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

     Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of June 30, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Controls

      There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	An annual meeting of stockholders was held on May 21, 2009.

(b)

Alexander J. Denner and Richard C. Mulligan were elected as Class I directors of the Company. The term of office, as a director for each of Jeffrey H. Buchalter, Goran A. Ando, M.D, Victor P. Micati, Rolf A. Classon, Robert LeBuhn and Robert C. Salisbury, continued after the annual meeting.

(c)	The matters voted upon at the annual meeting and the results of the voting, including broker non- votes where applicable, are set forth below. All proposals were approved by the requisite percentage:

	(i)	The stockholders voted 41,245,351 shares in favor and 1,282,515 shares withheld with respect to the election of Alexander J. Denner as a Class I director of the Company.

The stockholders voted 41,244,723 shares in favor and 1,283,143 shares withheld with respect to the election of Richard C. Mulligan as a Class I director of the Company.

(ii)

The stockholders voted 42,118,629 shares in favor, 333,105 shares against and 76,132 shares abstained with respect to a proposal to ratify the selection of KPMG LLP to audit our consolidated financial statements for the fiscal year ending December 31, 2009.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit		Reference
Number	Description	No.
3(i)	Amended and Restated Certificate of Incorporation	(1)
3(ii)	Amended and Restated By-laws	(2)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(3)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003, between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)
4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008, between the Company and Continental Stock Transfer and Trust Company, as rights agent	(5)
4.4	Third Amendment to the Rights Agreement, dated as of July 23, 2009, between the Company and Continental Stock Transfer and Trust Company, as rights agent	(6)
10.1	Second amendment dated July 23, 2009 to Amended and Restated Employment Agreement with Jeffrey H. Buchalter dated April 27, 2007	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

	Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed May 19, 2006.

(2)	Current Report on Form 8-K filed January 21, 2009.

(3)	Form 8-A12G (File No. 000-12957) filed May 22, 2002.

(4)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003.

(5)	Current Report on Form 8-K filed January 8, 2008.

(6)	Form 8-A/A filed July 24, 2009

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: August 5, 2009	By:	/s/Jeffrey H. Buchalter
Jeffrey H. Buchalter,
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2009	By:	/s/Craig A. Tooman
Craig A. Tooman
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)