Form 10-Q
period 2009-09-30
ENZON PHARMACEUTICALS INC
filed 2009-11-03
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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
                                                  Yes ☐     No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☒     Non-Accelerated Filer ☐     Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                  Yes ☐     No☒

Shares of Common Stock outstanding as of October 30, 2009:      45,455,683.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2009	December 31, 2008*

ASSETS

Current assets:
Cash and cash equivalents	$48,614	$79,711
Short-term investments	61,899	64,473
Accounts receivable, net of allowance for doubtful accounts of $83 at September 30, 2009 and $85 at December 31, 2008	15,199	11,692
Inventories	17,061	16,268
Other current assets	7,626	5,281

Total current assets	150,399	177,425

Property and equipment, net of accumulated depreciation of $45,895 at September 30, 2009 and $39,710 at December 31, 2008	40,623	44,585
Marketable securities	90,791	62,678
Amortizable intangible assets, net	52,514	60,654
Other assets	3,348	3,911

Total assets	$337,675	$349,253

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,007	$4,443
Notes payable	—	2,950
Accrued expenses	23,733	28,701

Total current liabilities	29,740	36,094

Notes payable	250,050	267,550
Other liabilities	4,482	3,948

Total liabilities	284,272	307,592

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding: 45,404,263 shares at September 30, 2009 and 45,031,908 shares at December 31, 2008	454	450
Additional paid-in capital	351,449	345,088
Accumulated other comprehensive income (loss)	2,481	(1,649)
Accumulated deficit	(300,981)	(302,228)

Total stockholders’ equity	53,403	41,661

Total liabilities and stockholders’ equity	$337,675	$349,253

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Revenues:
Product sales, net	$28,618	$28,912	$88,250	$85,547
Royalties	13,665	14,611	41,146	44,346
Contract manufacturing	2,318	5,267	11,037	18,634

Total revenues	44,601	48,790	140,433	148,527

Costs and expenses:
Cost of product sales and contract manufacturing	13,557	14,473	37,357	48,018
Research and development	15,805	15,654	53,783	42,489
Selling, general and administrative	13,669	18,253	46,197	52,121
Amortization of acquired intangible assets	167	167	500	500
Restructuring charges	634	249	1,610	2,392

Total costs and expenses	43,832	48,796	139,447	145,520

Operating income (loss)	769	(6)	986	3,007

Other income (expense):
Investment income, net	1,148	1,268	3,267	4,567
Interest expense	(2,750)	(3,025)	(8,763)	(9,591)
Other, net	175	(94)	5,058	226

	(1,427)	(1,851)	(438)	(4,798)

(Loss) income before income tax	(658)	(1,857)	548	(1,791)

Income tax (benefit) provision	(791)	163	(699)	458

Net income (loss)	$133	$(2,020)	$1,247	$(2,249)

Earnings (loss) per common share - basic	$0.00	$(0.05)	$0.03	$(0.05)

Earnings (loss) per common share - diluted	$0.00	$(0.05)	$0.03	$(0.05)

Weighted average shares - basic	45,276	44,464	45,116	44,328

Weighted average shares - diluted	45,765	44,464	45,523	44,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2009	2008

Cash flows from operating activities:
Net income (loss)	$1,247	$(2,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,501	15,470
Write-down and disposal of manufacturing assets	53	810
Share-based compensation	6,026	6,362
Net loss on sale of securities available for sale	104	266
Loss on impairment of securities available for sale	—	645
Gain on redemption of notes payable	(4,848)	(371)
Write off and amortization of debt issue costs	1,113	990
Amortization of debt securities premium/discount	(1,235)	(2,531)
Changes in operating assets and liabilities	(5,159)	3,773

Net cash provided by operating activities	11,802	23,165

Cash flows from investing activities:
Purchase of property and equipment	(2,452)	(6,199)
Purchase of product rights	(5,000)	—
Proceeds from sale of marketable securities	30,645	66,564
Purchase of marketable securities	(91,803)	(106,816)
Maturities of marketable securities	40,880	132,380

Net cash (used in) provided by investing activities	(27,730)	85,929

Cash flows from financing activities:
Proceeds from exercise of common stock options	476	983
Proceeds from employee stock purchase plan	407	718
Issuance of shares pursuant to employee stock purchase plan	(450)	(700)
Redemption of notes payable	(15,602)	(72,020)

Net cash used in financing activities	(15,169)	(71,019)

Net (decrease) increase in cash and cash equivalents	(31,097)	38,075

Cash and cash equivalents at beginning of period	79,711	40,053

Cash and cash equivalents at end of period	$48,614	$78,128

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

          The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 3, 2009.

(2) New Accounting Standards

          Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification), “Generally Accepted Accounting Principles - Overall” (ASC 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

          During the quarter ended June 30, 2009, the Company adopted the provisions of ASC 320-10-65-1, “Investments - Debt and Equity Securities” (FSP FAS 115-2) related to recognition and presentation of other-than-temporary impairments of debt securities. Also, during the quarter ended June 30, 2009, the Company adopted the provisions of ASC Subtopic 820-10 (FSP FAS 157-4), related to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and ASC paragraph 825-10-65-1, regarding interim disclosures about fair value of financial instruments (FSP FAS 107-1 and APB 28-1). The adoption of these new rules had no material effect on the Company’s financial position or results of operations.

          During the quarter ended June 30, 2009, the Company adopted the provisions of ASC 855-10, “Subsequent Events - Overall” (SFAS No. 165). The statement establishes general standards by which to account for and disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new standard had no material effect on the Company’s financial statements.

          Effective January 1, 2009, the Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures – Overall” related to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities (SFAS No. 157), as provided for by ASC paragraph 820-10-50-8A (FSP FAS 157-2). The full adoption of ASC 820-10 had no material effect on the Company’s financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          On January 1, 2009, a number of accounting rules became effective that may have future implications to the Company including: ASC Topic 805 (SFAS No. 141R), related to business combinations; ASC Subtopic 810-10-15 related to noncontrolling interests in consolidated financial statements (SFAS No. 160) and accounting for collaborative arrangements (EITF 07-1); and ASC 815-40-15-15 (EITF 07-5) related to determining whether an instrument is indexed to an entity’s own stock. These new rules did not have any effect on the Company’s results of operations, financial position or cash flows. Their prospective application to existing or future transactions, assets or liabilities of the Company could potentially be significant but such impact, if any, cannot be determined at this time.

(3) Investments and Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at September 30, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$132,734	$1,524	$(84)	$134,174
U.S. government-sponsored entities debt	5,753	83	—	5,836
Non-U.S. government debt	7,704	26	—	7,730
Auction rate securities	870	—	(551)	319
Other	3,743	888	—	4,631

	$150,804	$2,521	$(635)	$152,690

          * Includes short-term investments of $61,899 and marketable securities of $90,791 at September 30, 2009.

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

          Corporate, U.S. government-sponsored entities and non-U.S. government debt investments are classified as available for sale. All but one auction rate security as of December 31, 2008 were classified as available for sale. During the first quarter of 2009, the available-for-sale auction rate securities were sold leaving one in a long-term hold-to-maturity classification as of September 30, 2009. Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly cash and mutual fund shares) totaling $4.0 million as of September 30, 2009 and $3.5 million as of December 31, 2008. There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities included $0.6 million and $0.4 million of corporate equity securities as of September 30, 2009 and December 31, 2008, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The table below indicates the fair value measurements employed as of September 30, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1) *	Significant Other Observable Inputs (Level 2) *	Total

Corporate debt	$134,174	$—	$134,174
U.S. government-sponsored entities debt	5,836	—	5,836
Non-U.S. government debt	7,730	—	7,730
Auction rate securities	—	319	319
Other	4,631	—	4,631

	$152,371	$319	$152,690

           * Hierarchy level pursuant to ASC paragraph 820-10-50-2 relating to disclosure of fair value measurements (SFAS No. 157).

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at September 30, 2009 were as follows (in thousands):

Twelve-Month Periods Ending September 30,	Amortized Cost	Fair Value

2010	$60,624	$61,229
2011	34,993	35,366
2012	50,574	51,145
After 2014	870	319

	$147,061	$148,059

          The Company realized a net gain of less than $0.1 million during the quarter ended September 30, 2009 from the sale of company-owned investments. For the nine months ended September 30, 2009, there was a realized net loss of $0.1 million. This was comprised of a $0.3 million net loss on sales of investments in the deferred compensation plan which was partially offset by a gain of $0.2 million on sales of Company-owned investments. The sales from the deferred compensation plan primarily resulted when the investment vehicles available to plan participants were changed.

          The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt	$9,499	$(51)	$2,683	$(33)

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

          As of September 30, 2009, the Company’s holdings of corporate debt securities included approximately $0.1 million of unrealized losses. The Company invests in higher quality instruments and does not perceive problems with the credit-worthiness of any specific issuer. The changes in the market value of these investments are due to changes in interest rates and not necessarily the credit quality of the issuer. Furthermore, the Company does not intend to dispose of these securities before recovery of their cost basis nor is it more likely than not that the Company will be required to do so. Accordingly, the Company does not consider any of its investments in corporate debt to be other-than-temporarily impaired at September 30, 2009 and there has been no recognition of an unrealized loss in earnings.

          The Company has one investment in auction rate securities with an original cost basis of $1.5 million that, beginning in the latter half of 2007, ceased to have successful auctions. For a number of reasons, including the length of time the security had been illiquid and a downgrade in the credit rating of the issuer’s securities, the Company wrote down this investment during 2008 to the estimated fair value of the instrument at that time of $0.9 million, recognizing an impairment loss of $0.6 million in earnings.

          At April 1, 2009, upon adoption of ASC paragraph 320-10-65-1 (FSP FAS 115-2), an estimate of expected cash flows from this investment holding in auction rate securities was made and discounted to a present value using historical interest rates. It was determined that there continues to be an other-than-temporary impairment of this investment as measured from its original cost basis and the amount previously recognized in earnings was a reasonable measure of the credit loss incurred. On April 1, 2009, the Company did not intend to dispose of this security before recovery of its cost basis nor was it more likely than not that the Company would be required to do so. Accordingly, no further recognition of impairment loss was considered necessary at April 1, 2009. As of September 30, 2009, there is a $0.6 million unrealized loss related to this auction rate security, measured from the book basis, which is included as part of accumulated other comprehensive income. The Company will continue to monitor this instrument and the expected cash flows to be derived from it. It is reasonably possible that the Company’s estimate of expected cash flows to be received could change based on the financial condition of the issuer or macroeconomic conditions and some or all of the amount currently reported in accumulated other comprehensive income could be recognized in earnings at some future date. As of September 30, 2009, however, the Company does not consider it necessary to recognize any additional impairment loss in earnings. There has been no adjustment to or change in the estimated amount of the credit loss associated with the Company’s holdings of auction rate securities since April 1, 2009 that would have affected earnings. The Company does not intend to dispose of this security before recovery of its cost basis nor is it more likely than not that the Company will be required to do so. This auction rate security is classified in long-term marketable securities based upon the Company’s intent.

(4) Accounts Receivable and Inventories

          As of September 30, 2009, the Company recorded an accrual for prior-period chargebacks claimed by certain wholesalers which are currently under dispute by the Company. The disputed chargebacks were withheld by the wholesalers when remitting payment against current invoices which had the effect of increasing outstanding accounts receivable balances. Of the disputed amounts, an accrual was established totaling approximately $1.0 million, lowering accounts receivable and third-quarter 2009 product revenues by that amount. The Company is in the process of reviewing these disputed chargeback claims. The disputed claims have had no effect on the Company’s allowance for doubtful accounts.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          As of September 30, 2009 and December 31, 2008 inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Raw materials	$9,763	$9,714
Work in process	2,843	3,913
Finished goods	4,455	2,641

	$17,061	$16,268

          The September 30, 2009 inventory includes reserves of approximately $1.4 million and $1.3 million against all of our contract manufacturing raw materials and finished goods inventories, respectively, related to the injectable vitamin, MVI. The reserves became necessary as a result of cancellations of several shipments of the product by the customer during the third quarter of 2009. The higher overall inventory balances as of September 30, 2009, net of the MVI reserves, is a reflection of lower-than-normal levels of inventory on hand at December 31, 2008 due in large part to timing of Oncaspar shipments.

(5) Intangible Assets

          Intangible assets consist of the following (in thousands):

	September 30, 2009				December 31, 2008

	Cost	Accumulated Amortization	Net	Remaining Useful Lives(1)	Cost	Accumulated Amortization	Net

Oncaspar
Marketing rights	$54,008	$25,241	$28,767	5.27 years	$54,008	$21,015	$32,993
Technology rights	17,500	6,463	11,037	4.75 years	17,500	4,713	12,787

DepoCyt
Marketing rights	12,186	8,226	3,960	3.25 years	12,186	7,312	4,874

Abelcet
Patents	15,000	6,250	8,750	5.25 years	15,000	5,000	10,000

SCA
Patents	1,875	1,875	—	—	1,875	1,875	—

	$100,569	$48,055	$52,514	5.0 years	$100,569	$39,915	$60,654

          (1) Weighted average remaining useful lives.

          Amortization of intangibles amounted to $2.7 million for each of the three-month periods ended September 30, 2009 and September 30, 2008 with $2.5 million being charged to cost of product sales and contract manufacturing. For the nine months ended September 30, 2009 and September 30, 2008, amortization charges were $8.1 million and $9.8 million, respectively, with $7.6 million and $9.3 million, respectively, classified as cost of product sales and contract manufacturing. Amortization for the nine months ended September 30, 2008, includes $1.9 million amortization of the newly recognized Oncaspar-related license rights. This adjusted the carrying amount of the intangible asset to recognize benefit derived from the payment over the prior term of the agreement. The remaining $3.1 million of the Oncaspar-related license rights are being amortized over the remaining term.

          Useful lives of intangibles are based on a number of factors including the Company’s expected use of the asset or related assets and the potential for renewal or extension, where applicable. The costs of renewal or extension, if material, would be capitalized and amortized.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) Notes Payable

          The table below reflects the composition of the notes payable balances as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008

Current
4% Convertible Senior Notes due June 1, 2013	$—	$2,950

Long-Term
4% Convertible Senior Notes due June 1, 2013	$250,050	$267,550

          The 4% notes mature on June 1, 2013, unless earlier redeemed, repurchased or converted. They are senior unsecured obligations and rank equal to all future senior unsecured debt of the Company. The notes may be converted at the option of the holders into the Company’s common stock at a conversion price of $9.55 per share. The fair value of the 4% Convertible Senior Notes payable as of September 30, 2009 is $262.6 million. Fair value of the Company’s note is based on quoted market prices.

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

          Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $3.3 million and $0.9 million as of September 30, 2009 and December 31, 2008, respectively.

(7) Comprehensive Income (Loss)

          The following table reconciles net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Net income (loss)	$133	$(2,020)	$1,247	$(2,249)

Other comprehensive income (loss):
Unrealized gain (loss) on securities that arose during the period *	1,228	(2,776)	3,443	(4,072)
Currency translation adjustment *	381	(66)	583	(102)
Reclassification adjustments *:
Impairment loss included in net loss	—	—	—	645
(Gain) loss on sale of securities	(53)	266	104	266

Total other comprehensive income (loss)	1,556	(2,576)	4,130	(3,263)

Comprehensive income (loss)	$1,689	$(4,596)	$5,377	$(5,512)

* Information has not been tax-effected due to an estimated annual effective tax rate of zero.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. For each of the nine-month periods ended September 30, 2009 and 2008, there were payments of interest on the Company’s notes payable of $5.2 million and $7.5 million, respectively. Income tax payments for the nine months ended September 30, 2009 and 2008, were $0.2 million and $2.4 million, respectively.

          During the second quarter of 2008, the Company accrued a liability of $5.0 million for an incremental payment made to Sanofi-Aventis in the first quarter of 2009 for achievement of a specified level of Oncaspar sales.

(9) Earnings Per Common Share

          Basic earnings per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been completed. For purposes of calculating diluted earnings per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.

          Diluted earnings (loss) per common share reported for each quarterly and year-to-date period ended September 30, 2009 and 2008 is the same as basic earnings (loss) per common share. Any potentially dilutive shares were either too few to have a dilutive effect or, in loss periods, were excluded from the computation of diluted loss per common share, as the effect was antidilutive. For the three months ended September 30, 2009 and 2008, potentially dilutive common stock equivalents were 36.2 million and 38.2 million shares, respectively. For the nine months ended September 30, 2009 and 2008, potentially dilutive common stock equivalents were 35.3 million and 39.6 million shares, respectively.

(10) Restructuring

          During the third quarter 2009, management initiated a workforce reduction program at its Indianapolis, Indiana production facility which resulted in the separation in October 2009 of 15 employees at an estimated cost of $0.6 million. This amount was probable and estimable and was accrued as of September 30, 2009 and will be fully paid out by the end of the third quarter of 2010. The total cost of this restructuring program has been charged to the Contract Manufacturing segment.

          During the first quarter of 2009, the Company undertook a reduction in workforce involving the termination of 20 employees. Most areas of the company were affected by this headcount reduction, including sales and marketing, general and administrative and research and development. The costs of severance and related benefits for employees affected by the first-quarter 2009 workforce reduction amounted to approximately $1.0 million during the first quarter of 2009 and were recorded in the Products segment and corporate and other expense. As of September 30, 2009, approximately $0.2 million remained in accrued expenses related to this program which is expected to be fully paid out by the end of 2009.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          During 2008, manufacturing operations were consolidated in the Company’s Indianapolis location and its South Plainfield, New Jersey location was decommissioned. Restructuring costs associated with the manufacturing consolidation program were fully accrued as of December 31, 2008. There was a liability in accrued expenses as of December 31, 2008 for unpaid employee separation and related benefits related to this program of $1.2 million which was fully paid out as of September 30, 2009. There were no adjustments made.

          The Company incurred the following costs in connection with its restructuring programs during the three months and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Employee termination costs - 2009 programs	$634	$—	$1,610	$—
Employee termination costs - manufacturing consolidation	—	—	—	1,524
Write-down of manufacturing assets	—	191	—	810
Other	—	58	—	58

Restructuring	$634	$249	$1,610	$2,392

          The Company’s use of the South Plainfield facility has ended, but it continues to incur monthly rental costs related to the facility aggregating $0.2 million annually which the Company recognizes in general and administrative expense. The Company may incur additional restructuring charges associated with the lease or its termination prior to its contractual expiration in October 2012.

(11) Share-Based Compensation

Stock Option and Nonvested Share Awards

          During the three-month periods ended September 30, 2009 and 2008, the Company recognized share-based compensation expense of $1.8 million and $2.0 million, respectively, relating to stock option and nonvested share awards. During the nine-month periods ended September 30, 2009 and 2008, the Company recognized share-based compensation expense of $5.9 million and $6.2 million, respectively, for these plans. These amounts were recorded in the same expense categories in the interim consolidated statement of operations as the underlying employee compensation. The weighted average grant price of the options granted was $6.23 per share and fair values ranged from $2.24 to $3.32 per share. The fair value of the options granted during the nine months ended September 30, 2009 was $0.9 million. The nonvested shares granted during the nine months had a weighted average grant-date fair value of $7.69 per share for an aggregate fair value of $0.6 million. The Company uses historical data to estimate forfeiture rates. Activity in options and nonvested shares during the nine months ended September 30, 2009 and related balances outstanding as of that date are reflected below (in thousands).

	Options	Nonvested Shares

Outstanding at January 1, 2009	8,372	1,760
Granted	361	82
Exercised and vested	(4)	(553)
Expired and forfeited	(322)	(96)

Outstanding at September 30, 2009	8,407	1,193

Options vested and expected to vest at September 30, 2009	7,947

Options exercisable at September 30, 2009	6,836

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          As of September 30, 2009, there was $3.1 million of unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 10 months and $5.1 million of unrecognized compensation cost related to nonvested shares expected to be recognized over a weighted-average period of 12 months.

Employee Stock Purchase Plan

          For the nine months ended September 30, 2009, compensation expense recognized for the employee stock purchase plan (ESPP) was $0.1 million which was recorded in the same expense categories in the interim consolidated statement of operations as the underlying employee compensation. For the nine months ended September 30, 2008, ESPP compensation expense was $0.2 million. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. Issuance of shares under the ESPP during the nine months ended September 30, 2009 amounted to 65,904 shares.

(12) Income Taxes

          During the three months and nine months ended September 30, 2009, the Company recorded a net tax benefit of $0.8 million and $0.7 million, respectively, which includes $0.5 million related to the Housing Assistance Act of 2008 that contained a provision allowing corporate taxpayers to make an election to treat certain unused research and alternative minimum tax credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for “eligible qualified property” placed in service through the end of 2008. The net current year tax benefit also reflects a reduction of $0.4 million to foreign taxes payable due to a transfer price adjustment, Canadian tax liabilities and an adjustment to taxes payable. During the three months and nine months ended September 30, 2008, the Company recorded a net tax expense of $0.2 million and $0.5 million, respectively, representing state and Canadian tax liabilities as well as an adjustment to taxes payable due to a provision-to-return adjustment for 2007 final Federal tax filings. The Company did not recognize a U.S. Federal income tax provision for any of these periods as the estimated annual effective tax rate is zero. As of September 30, 2009, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

(13) Segment Information

          The Company operates in the following business and reportable segments:

          Products - The Products segment performs the manufacturing, marketing and selling of pharmaceutical products for patients with cancer and other life-threatening diseases. The Company has developed or acquired four therapeutic products approved by the U.S. Food and Drug Administration focused primarily in oncology and other life-threatening diseases. The Company’s four proprietary marketed brands are Oncaspar, DepoCyt, Abelcet and Adagen. The Company currently markets its products through its specialized U.S. sales force that calls upon specialists in oncology, hematology, infectious disease and other critical care disciplines.

          Royalties - The Company receives royalties on the manufacture and sale of products that utilize its proprietary technology. Royalty revenues are currently derived from sales of products that use the Company’s PEGylation platform, namely PEGINTRON marketed by Schering-Plough, Macugen marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc., Pegasys marketed by Hoffmann-La Roche and CIMZIA marketed by UCB Pharma. The Company’s royalties from Pegasys, which amounted to $1.4 million during the nine months ended September 30, 2009 ended in October 2009.

          Contract Manufacturing - The Company utilizes a portion of its excess manufacturing capacity to provide manufacturing services for third parties. It manufactures Abelcet for export and MYOCET, both for Cephalon France SAS as well as other products. The Company’s contract with Hospira for the manufacture of MVI is scheduled to terminate effective April 30, 2010. However, during the third quarter of 2009, we ceased further processing of MVI subject to a dispute between the companies. The Company’s agreements with Cephalon for manufacture of MYOCET and Abelcet were due to expire in January 2010 and November 2011, respectively. In August 2009, however, the agreements were amended for a term through July 2014.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

          The performance of each of the Company’s segments is monitored by the Company’s chief operating decision maker, the President and Chief Executive Officer. Segment profit is measured based on operating results, excluding investment income, interest expense and income taxes. The Company’s research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs would be chargeable to the Company’s operating segments. The Company does not identify or allocate property and equipment by operating segment, and does not allocate depreciation to the operating segments. Operating segments do not have intersegment revenue, and accordingly, there is none to be reported.

          The following tables present segment revenues and profitability information for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands):

Three months ended September 30,

Segment		Products	Royalties	Contract Manufacturing		Corporate(1)		Consolidated

Revenues	2009	$28,618	$13,665	$2,318		$—		$44,601
	2008	$28,912	$14,611	$5,267		$—		$48,790

Profit (loss)	2009	$9,327	$13,665	$(3,083)		$(20,567)		$(658)
	2008	$5,994	$14,611	$1,182	(2)	$(23,644	)(2)	$(1,857)

Nine months ended September 30,

Segment		Products	Royalties	Contract Manufacturing		Corporate(1)		Consolidated

Revenues	2009	$88,250	$41,146	$11,037		$—		$140,433
	2008	$85,547	$44,346	$18,634		$—		$148,527

Profit (loss)	2009	$22,123	$41,146	$(120)		$(62,601)		$548
	2008	$13,269	$44,346	$5,983	(2)	$(65,389	)(2)	$(1,791)

(1)

Corporate expenses include operating (loss) income components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities and exploratory, preclinical and clinical research and development not specifically identifiable with existing marketed products or product candidates that have not entered phase III clinical trials.

(2)

Reflects the reclassification of $68,000 of 2008 third-quarter and $245,000 of 2008 nine-month to-date general and administrative expense from corporate to contract manufacturing to be consistent with the 2009 presentation.

          Following is a reconciliation of segment profit to consolidated (loss) income before income tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Segment profit	$19,909	$21,787	$63,149	$63,598
Unallocated operating expense	(19,140)	(21,793)	(62,163)	(60,591)

Operating income (loss)	769	(6)	986	3,007
Other corporate expense	(1,427)	(1,851)	(438)	(4,798)

(Loss) income before income tax	$(658)	$(1,857)	$548	$(1,791)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          We are a biopharmaceutical company dedicated to developing, manufacturing and commercializing important medicines for patients with cancer and other life-threatening conditions. We operate in three business segments: Products, Royalties and Contract Manufacturing. We have a portfolio of four marketed products, Oncaspar, our oncology product for the first-line treatment of patients with acute lymphoblastic leukemia (ALL); DepoCyt, for the treatment of lymphomatous meningitis; Abelcet, for the treatment of invasive fungal infections; and Adagen, for the treatment of severe combined immunodeficiency disease. Our drug development programs utilize several cutting-edge technologies, including our industry-leading PEGylation technology platform and the Locked Nucleic Acid (LNA) technology. Our PEGylation technology was used to develop two of our products, Oncaspar and Adagen, and has created a royalty revenue stream from licensing partnerships for other products developed using the technology. We also engage in contract manufacturing for other pharmaceutical companies to broaden our revenue base.

Results of Operations

Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008

Overview

          For the three months ended September 30, 2009, the Products and Royalties segments were profitable whereas the Contract Manufacturing segment experienced a loss. Corporate and other expenses declined in comparison with the three months ended September 30, 2008. This resulted in a pretax operating loss of $0.7 million for the third quarter of 2009 compared to a $1.9 million loss for the three months ended September 30, 2008. In the Products segment, revenues were relatively flat compared to the prior year three-month period primarily as a result of an accrual for prior-period chargebacks claimed by certain wholesalers which are currently under dispute by the Company. Improvements in both cost of sales and selling and marketing expenses served to generate the majority of the Products segment profit for the quarter. Royalty revenues in the third quarter of 2009 were lower when compared to the same quarter of 2008 primarily due to lower sales of PEGINTRON. Contract manufacturing revenues and earnings were negatively affected primarily by our MVI processing operations. Because of the customer rejection of a number of batches, no shipments were made during the third quarter of 2009 and a write-down of finished goods and raw material inventories related to the product was recorded.

          On a nine-month year-to-date basis, we recognized a pretax operating income of $0.5 million in 2009 compared to a loss of $1.8 million in 2008. Products segment profit rose during 2009 compared to the corresponding nine-month period of 2008 due to a 3 percent growth in sales and combined reductions in cost of sales and selling and marketing expense partially offset by higher spending on research and development. Lower royalties in the first nine months of 2009 than in the first nine months of 2008 and a loss in contract manufacturing profitability offset the rise in Products segment profits. Lower corporate and other expenses in the nine-month comparison contributed to the overall improvement in pretax earnings. A net gain of $4.5 million on the repurchase of notes payable during the first quarter of 2009 favorably affected the results while spending on corporate research and development rose.

          Greater analysis of operating results on a segment-by-segment basis follows. Percentage changes below and throughout this Management’s Discussion and Analysis are based on thousands of dollars and not the rounded millions of dollars reflected throughout this section.

          Following is a reconciliation of segment profit (loss) to consolidated (loss) income before income tax (millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Products segment profit	$9.3	$5.9	$22.1	$13.2
Royalties segment profit	13.6	14.6	41.1	44.3
Contract manufacturing segment (loss) profit	(3.0)	1.3	(0.1)	6.1
Corporate and other expenses*	(20.6)	(23.7)	(62.6)	(65.4)

(Loss) income before income tax	$(0.7)	$(1.9)	$0.5	$(1.8)

* We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including general and administrative expenses, treasury activities and exploratory and preclinical research and development expenses. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs would be chargeable to our operating segments.

Products Segment

          Products segment profitability (millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009	% Change	2008	2009	% Change	2008

Revenues	$28.7	(1)	$28.9	$88.3	3	$85.5
Cost of sales	8.9	(16)	10.4	27.1	(24)	35.6
Research and development	4.4	(3)	4.5	19.5	67	11.7
Selling and marketing	5.9	(21)	7.6	18.8	(15)	22.1
Amortization	0.2	—	0.2	0.5	—	0.5
Restructuring charge	—	(100)	0.3	0.3	(83)	2.4

Segment profit	$9.3	55	$5.9	$22.1	67	$13.2

          Revenues

          Sales performance of individual products is provided below (millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,

Product	2009	% Change	2008	2009	% Change	2008

Oncaspar	$12.5	—	$12.5	$40.6	7	$38.0
DepoCyt	2.1	(4)	2.2	7.2	10	6.5
Abelcet	5.7	(15)	6.6	17.1	(16)	20.3
Adagen	8.4	10	7.6	23.4	13	20.7

Totals	$28.7	(1)	$28.9	$88.3	3	$85.5

          Net product sales for the three months ended September 30, 2009 were relatively unchanged from the same period in 2008. Sales of our oncology product, Oncaspar rose approximately 9 percent due to volume during the quarter when compared to the prior year while an accrual for chargebacks of $0.9 million offset this increase in the quarter. At September 30, 2009, we recorded an accrual for prior-period chargebacks claimed by certain wholesalers which are currently under dispute by us. An accrual was established totaling approximately $1.0 million primarily related to Oncaspar. We are in the process of reviewing these disputed chargeback claims. Depending upon the outcome of the review, we may incur an additional charge or we may reverse all or a portion of the current accrual. Adagen rose 10 percent, due to timing of orders, and Abelcet declined 15 percent, because of competition, in the September three-month year-to-year comparisons.

          On a year-to-date basis, total net product sales grew by 3 percent, led by Oncaspar which rose 7 percent compared to the same period of 2008 and Adagen which rose 13 percent. The overall 2009 year-to-date growth in sales of Oncaspar is reflective of its continuing expansion in the pediatric ALL market and adoption in adult and young adult populations. Sales of DepoCyt and Adagen tend to fluctuate from period-to-period given their very small targeted patient populations, although both products benefited from a January 2009 price increase. Abelcet continues to experience both competitive and pricing pressures in the marketplace from other therapeutics. Abelcet sales were down 7 percent due to volume declines and approximately 9 percent due to lower average selling price in 2009 year to date compared to the same period of 2008.

          Legislation related to government-allowed pricing may have an adverse effect on our future sales although we cannot estimate what the effect may be at this time.

          Cost of sales

          Cost of sales of marketed products declined to $8.9 million, or 31 percent of sales for the three months ended September 30, 2009 compared to $10.4 million, or 36 percent of sales, for the comparable three-month period of 2008. Adversely affecting the 2008 margins was the write-off of certain batches of Oncaspar during the third quarter of 2008 amounting to approximately $2.0 million related to the transfer of technology and consolidation of activities at our Indianapolis, Indiana facility (see Restructuring). Cost of sales of marketed products for the first nine months of 2009 was 31 percent of sales compared to 41 percent in the first nine months of 2008. The improvements in gross margin period-over-period, reflect in large part efficiencies derived across all products from the consolidation of our manufacturing facilities. There was also a favorable effect on gross margins attributable to product mix. In addition, during the first nine months of 2009, we wrote off certain Adagen inventory due to the identification of some batches trending to go out of specification prior to expiration of their shelf life and provided replacement product to customers. These events amounted to approximately $0.5 million and negatively affected margins. The first nine months of 2008 amounts included $1.9 million immediate amortization of a $5.0 million licensing intangible milestone payment that was triggered during that period.

          Research and development

          Research and development spending on marketed products, primarily Oncaspar and Adagen, was lower in the third quarter of 2009 than in the prior-year third quarter by $0.1 million. On a year-to-date basis, research and development rose $7.8 million to $19.5 million in 2009 from $11.7 million the previous year. We continue our programs to improve the manufacturing processes and pharmaceutical properties of both Oncaspar and Adagen and are now working towards commercial approval. As previously reported, we have transferred the cell line and will complete the transfer of manufacturing of L-asparaginase to our own subcontractor by the beginning of 2010. We will continue to invest in programs to enhance and secure the supply of Oncaspar and Adagen.

          Selling and marketing expenses

          Selling and marketing expenses consist primarily of sales and marketing personnel, other commercial expense and marketing programs to support our sales force as well as medical affairs activities. Selling and marketing expenses for the three months ended September 30, 2009 were $5.9 million, down 21 percent from $7.6 million in the third quarter of 2008. Year-to-date, selling and marketing expenses decreased 15 percent to $18.8 million in 2009 from $22.1 million in 2008. The decreases resulted from our continued selective spending in the selling and marketing programs and, in part, from the first-quarter 2009 restructuring, discussed below.

           Restructuring

          As part of our continued efforts to streamline operations, we undertook a reduction in our Products segment workforce during the first quarter of 2009. The $0.3 million cost of the restructuring will be fully paid out by the end of 2009.

          During 2008, manufacturing operations were consolidated in the Company’s Indianapolis location and its South Plainfield, New Jersey location was decommissioned. Restructuring costs associated with the manufacturing consolidation program were fully accrued as of December 31, 2008. As of September 30, 2009, the balance of the accrued expenses for unpaid employee separation and related benefits related to this program was fully paid out. There were no adjustments made during the first nine months of 2009.

          The Company incurred the following costs in the Products Segment in connection with its restructuring programs during the three months and nine months ended September 30, 2009 and September 30, 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Employee termination costs - 2009 program	$—	$—	$283	$—
Employee termination costs - manufacturing consolidation	—	46	—	1,524
Write-down of manufacturing assets	—	203	—	810
Other	—	—	—	58

Restructuring	$—	$249	$283	$2,392

Royalties Segment

          (millions of dollars)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009	% Change	2008	2009	% Change	2008

Royalty revenue	$13.6	(6)	$14.6	$41.1	(7)	$44.3

          Revenues

          Royalty revenue declined 6 percent due primarily to PEGINTRON royalties which declined 8 percent during the three months ended September 30, 2009 compared to the third quarter of 2008. As reported by Schering-Plough Corporation, the decline in PEGINTRON sales was primarily attributable to a 6 percent unfavorable impact of foreign exchange. For the nine months ended September 30, 2009, the year-over-year decline in royalty revenues was 7 percent. In addition to declining royalty revenues from PEGINTRON sales, royalties from Pegasys and Macugen decreased in the nine months ended September 30, 2009 compared first nine months of 2008; Pegasys due to timing of shipments and Macugen as a result of competition. PEGINTRON, on a year-to-date basis has been affected by both adverse effects of foreign exchange and lower sales in the U.S. Our royalties from Pegasys, which amounted to $1.4 million during the nine months ended September 30, 2009 ended in October 2009.

          PEGINTRON received a recommendation for approval as a treatment in addition to surgery in patients with metastatic melanoma from the U.S. Food and Drug Administration (FDA) Advisory Committee. In October 2009, Schering-Plough received a complete response letter from the FDA to the company’s supplemental Biologics License Application regarding PEGINTRON for this indication. Schering-Plough will work closely with the FDA to respond to outstanding concerns related to the PEGINTRON melanoma filing.

          Costs and expenses

          Royalty revenues do not require any material specific maintenance costs. At some point in the future, costs associated with initiation of new out-licensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

Contract Manufacturing Segment

          Contract manufacturing segment profitability (millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009	% Change	2008	2009	% Change	2008

Revenues	$2.3	(56)	$5.3	$11.0	(41)	$18.7
Cost of sales	4.7	18	4.0	10.3	(17)	12.4
General and administrative	—	—	—	0.2	—	0.2
Restructuring	0.6	n.m.	—	0.6	n.m.	—

Segment (loss) profit	$(3.0)	(361)	$1.3	$(0.1)	(102)	$6.1

          n.m. – not meaningful

          Revenues

          Contract manufacturing revenue for the three months ended September 30, 2009 was $2.3 million, a decrease of 56 percent from the $5.3 million generated in the comparable three-month period of 2008. There were no shipments of the injectable vitamin, MVI, during the current quarter as a result of the customer’s rejection of a number of prior batches. This accounted for essentially the entire decline in contract manufacturing revenues for the period when compared to the prior year. For the nine months ended September 30, 2009, contract manufacturing revenues were down 41 percent to $11.0 million. The year-to-date reduction in contract manufacturing revenues was largely attributable to the third-quarter absence of sales of MVI, but other customer revenues were down as well. Abelcet for export and Myocet both experienced lower volumes during the current year nine-month period compared to the first nine months of 2008. The comparative decrease in year-to-date contract manufacturing revenue also was partly attributable to revenue recognized in the first quarter of 2008 for non-routine services for design work for existing customers.

          Our contract for MVI is scheduled to terminate effective April 30, 2010, however, we have ceased processing of the product due to a dispute with the customer. Further revenues from our processing of MVI are unlikely. Our agreements with Cephalon France SAS regarding the manufacture of MYOCET and Abelcet were due to expire in January 2010 and November 2011, respectively. In August 2009, however, these agreements were amended for a term through July 2014.

          Cost of sales

          Cost of sales for contract manufacturing for the three months ended September 30, 2009 was $4.7 million, in excess of total net sales for the period. Cost of sales for contract manufacturing for the comparable three-month period of 2008 was $4.0 million or 76 percent of sales. We provided reserves of approximately $1.4 million and $1.3 million against raw materials and finished goods inventories, respectively, of MVI during the third quarter of 2009 as a result of the cancellations of MVI shipments discussed above. In addition, unfavorable variances related to the lack of processing of MVI adversely affected third-quarter 2009 margins. For the nine months ended September 30, 2009, cost of sales as a percent of sales was approximately 93 percent, significantly higher than the 67 percent of sales experienced for the nine months ended September 30, 2008 primarily as a result of the cancellations of the MVI shipments. Offsetting this adverse effect somewhat, cost of sales for the first nine months of 2008, as a percentage of sales, was favorably affected by the above-referenced non-routine services which contributed $0.9 million of revenues. These services were performed in 2007 but recognition was delayed until all criteria for revenue recognition were met.

           Restructuring

          As a result of declining revenues in the contract manufacturing business and the imminent termination of the MVI contract (see above), we have taken a number of actions to control costs including, among other things, the elimination of temporary workers and a reduction in our manufacturing-related workforce. In connection with the reduction in manufacturing-related workforce, we recorded a restructuring charge of $0.6 million in the third quarter of 2009. No additional charges are expected in connection with this reduction in force. The charge represents separation payments, taxes and related benefits. The full amount was in accrued expenses as of September 30, 2009 and is expected to be fully expended by the end of the third quarter of 2010.

Non-U.S Revenue

          During the three months ended September 30, 2009, we had export sales and royalties on export sales of $18.4 million, of which $11.5 million were in Europe. This compares to $17.5 million of export sales in the comparable three-month period of 2008, of which $11.4 million were in Europe.

          We had export sales and royalties on export sales of $54.4 million and $58.2 million, of which $32.9 million and $39.2 million were in Europe, for the nine months ended September 30, 2009 and 2008, respectively.

Corporate and Other Expense

          (millions of dollars)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009	% Change	2008	2009	% Change	2008

Research and development	$11.4	3	$11.2	$34.3	11	$30.8

General and administrative	7.7	(28)	10.7	27.1	(9)	29.8

Restructuring	—	—	—	0.7	n.m.	—

Other (income) expense:
Investment income, net	(1.2)	(9)	(1.3)	(3.3)	(28)	(4.6)
Interest expense	2.8	(9)	3.0	8.8	(9)	9.6
Other, net	(0.1)	n.m.	0.1	(5.0)	n.m.	(0.2)

	1.5	(23)	1.8	0.5	(91)	4.8

Corporate and other expenses	$20.6	(13)	$23.7	$62.6	(4)	$65.4

     n.m. – not meaningful

          Research and development.

          For the three months ended September 30, 2009, research and development expenses increased 3 percent to $11.4 million as compared to $11.2 million for the three months ended September 30, 2008. For the nine-month period ended September 30, 2009, research and development expenses increased 11 percent to $34.3 million. We initiated a Phase II study for our PEG-SN38 in metastatic colorectal cancer patients that opened for enrollment in June. We also continue to evaluate dosage in our Phase I studies for the HIF-1 alpha antagonist and Survivin antagonist. The second quarter of 2008 spending included $2.0 million in milestone payments related to the LNA platform. We continue to advance our research and development programs in areas such as PEG-SN38, the HIF-1 alpha antagonist and other LNA- and PEGylation- based programs. We anticipate increased levels of research and development expenses for the full year 2009 when compared to 2008 due in part to the recognition of a $2.0 million milestone payment which is expected to become payable as well as increased clinical activities during the fourth quarter of 2009.

          General and administrative.

          General and administrative expense decreased to $7.7 million for the three months ended September 30, 2009 from $10.7 million in the three months ended September 30, 2008. The third-quarter 2008 amounts were higher than usual due to approximately $2.7 million of expenses related to strategic initiatives being pursued at that time. This included the then considered spin-off of our biotechnology business and sale of our specialty pharmaceuticals business, including our manufacturing facility. Benefiting 2009, we are experiencing some efficiencies from our recent restructuring initiatives. For the nine months ended September 30, 2009, general and administrative spending decreased to $27.1 million from $29.8 million in the comparable prior-year period. The nine-month 2008 cost of strategic initiatives amounted to approximately $3.8 million. These strategic initiative costs were not experienced during the nine months ended September 30, 2009, thus improving the period-over-period comparison. There were, however, some partially offsetting legal costs incurred during 2009 associated with a proposed shareholder consent solicitation and related litigation. Current-year general and administrative spending is lower due in part to the benefits derived from the first-quarter 2009 restructuring. Offsetting these improvements were the cost of certain organizational and administrative enhancements, including the establishment of a business development function and the post-implementation costs of a newly developed enterprise resource planning (ERP) computer software system. In addition, costs associated with the site at South Plainfield, New Jersey have begun to be recognized in general and administrative expense (previously included in cost of sales) since production activities at that location ceased in late 2008. Such costs include security, utilities, insurance and monthly rental related to the South Plainfield facility.

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

          Other (income) expense.

          Other (income) expense includes: net investment income, interest expense and other income or expense. Other (income) expense for the three months ended September 30, 2009 was net expense of $1.5 million, as compared to net expense of $1.8 million for the three months ended September 30, 2008. On a year-to-date basis, 2009 other (income) expense items resulted in net expense of $0.5 million, compared to $4.8 million of net expense in 2008.

          Net investment income was largely unchanged for the quarter ended September 30, 2009 at $1.2 million compared to $1.3 million the year earlier. On a year-to-date basis, net investment income declined 28 percent to $3.3 million. In general, year-to-date investment returns are lower because of reduced average investment holdings resulting from retirements and repurchases of notes payable over the past two years coupled with overall market conditions. Investment income in the nine months ended September 30, 2008 was adversely affected by the second-quarter 2008 impairment write-down of an auction rate security of $0.6 million.

          Interest expense, which includes amortization of deferred debt issue costs, was $2.8 million and $8.8 million for the three-month and nine-month periods ended September 30, 2009 compared to $3.0 million and $9.6 million for the three-month and nine-month periods ended September 30, 2008, respectively. The reduction in interest expense resulted from the declining balance of 4% Convertible Senior Notes due in 2013 and elimination of the 4.5% Convertible Subordinated Notes that came due in July 2008.

          During the first quarter of 2009, we repurchased $20.4 million principal amount of our 4% notes at a discount to par yielding a gain of $4.8 million (reflected in nine-months Other, net year-to-date) exclusive of the write-off of related deferred debt offering costs of $0.3 million (reflected in interest expense).

Income taxes

          During the three months and nine months ended September 30, 2009, we recorded a net tax benefit of $0.8 million and $0.7 million, respectively, which includes $0.5 million related to the Housing Assistance Act of 2008 which contained a provision allowing corporate taxpayers to make an election to treat certain unused research and alternative minimum tax credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for “eligible qualified property” placed in service through the end of 2008. The net current year tax benefit also reflects a reduction of $0.4 million to foreign taxes payable due to a transfer price adjustment, Canadian tax liabilities and an adjustment to taxes payable. During the three months and nine months ended September 30, 2008, we recorded a net tax expense of $0.2 million and $0.5 million, respectively, representing state and Canadian tax liabilities as well as an adjustment to taxes payable due to a provision-to-return adjustment for 2007 final Federal tax filings. We did not recognize a U.S. Federal income tax provision for any of these periods as the estimated annual effective tax rate is zero.

Liquidity and Capital Resources

          Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $201.3 million as of September 30, 2009, as compared to $206.9 million as of December 31, 2008. In addition to purchases of property and equipment during the first nine months of the year, the reduction in cash reserves resulted from the repurchase of $20.4 million principal amount of our 4% notes payable for $15.6 million and payment of a $5.0 million milestone obligation in January 2009 (see below). Net cash provided by operating activities partially offset these outflows. We invest our excess cash primarily in investment-grade corporate debt securities.

          Operating activities constituted a source of cash of $11.8 million during the nine months ended September 30, 2009 as compared to a $23.2 million source of cash in the prior year nine-month period. Net income for the nine months ended September 30, 2009, adjusted for non-operating and noncash items such as depreciation, amortization and share-based compensation yielded approximately $17.0 million compared to approximately $19.4 million generated in the nine months ended September 30, 2008. In addition, changes in balance sheet operating assets and liabilities utilized approximately $5.2 million of cash in the first nine months of 2009 as contrasted with a $3.8 million source of cash in the first nine months of 2008. Inventory and accounts receivable balances were higher at September 30, 2009 than at December 31, 2008. Accounts receivable balances generally returned to more normal levels at September 30, 2009 after having been reduced significantly at December 31, 2008 due in large part to timing of Oncaspar shipments. The accounts receivable balance at September 30, 2009 is somewhat elevated due to certain wholesalers claiming prior period chargebacks through offsets against their current remittances to us. We dispute and are currently reviewing the wholesalers’ claims.

          Cash was used in investing activities in the first nine months of 2009 in the approximate amount of $27.7 million due primarily to net investments in marketable securities and a payment of $5.0 million to Sanofi-Aventis in January 2009. The $5.0 million was a milestone payment accrued for in 2008 resulting from Oncaspar net sales in the U.S. and Canada having exceeded $35.0 million for two consecutive years. During the first nine months of 2008, $85.9 million was provided by investing activities as marketable securities matured or were liquidated primarily to enable the repurchase of our 4.5% notes payable (see financing activities below). In addition, in the nine-month periods ended September 30, 2009 and 2008, we invested $2.5 million and $6.2 million in plant and equipment, respectively.

          Repurchase of $20.4 million principal amount of the 4% notes payable for a cash outlay of $15.6 million constituted the primary financing cash outflows during the first nine months of 2009. During the first nine months of 2008, repayment of $72.4 million principal amount of our 4.5% notes payable required a cash outlay of $72.0 million, again representing the majority of financing activities.

          As of September 30, 2009, we had outstanding $250.0 million of convertible senior notes payable that bear interest at an annual rate of 4%. Interest is payable on June 1 and December 1. Accrued interest on the notes was $3.3 million and $0.9 million, respectively as of September 30, 2009 and December 31, 2008.

          Included in our marketable securities at September 30, 2009 is an investment in auction rate securities carried at a fair value of $0.3 million. Difficulties in the auction rate securities marketplace have raised concerns about the liquidity of such investments. This investment has experienced failed auctions since late 2007 and was written down to its current book value of $0.9 million from its original cost basis of $1.5 million in 2008 by an impairment charge to earnings of $0.6 million. Upon adoption of ASC paragraph 320-10-65-1 (FSP FAS 115-2) in the second quarter of 2009, we estimated the expected cash flows from this investment holding and discounted the result to a present value using historical interest rates. We determined that there continues to be an other-than-temporary impairment of this investment as measured from its original cost basis and the amount previously recognized in earnings is a reasonable measure of the credit loss incurred. Accordingly, no further recognition of impairment loss was considered necessary at that time.

          As of September 30, 2009, there is a $0.6 million unrealized loss measured from the book basis which is included as part of accumulated other comprehensive income. We will continue to monitor this instrument and the expected cash flows to be derived from it. It is reasonably possible that our estimate of expected cash flows to be received could change based on the financial condition of the issuer or macroeconomic conditions and some or all of the amount currently reported in accumulated other comprehensive income could be recognized in earnings as an expense at some future date. As of September 30, 2009, however, we do not consider it necessary to recognize any additional impairment loss in earnings. There has been no adjustment to or change in the amount of the credit loss associated with our holdings of auction rate securities since April 1, 2009 that would have affected earnings. We do not intend to dispose of this security before recovery of its cost basis nor is it more likely than not that we will be required to do so. This auction rate security is classified in long-term marketable securities based upon the Company’s intent.

          Our current sources of liquidity are our cash reserves; interest earned on such cash reserves; product sales; royalties earned, which are primarily related to sales of PEGINTRON; and contract manufacturing revenue. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we may enter into agreements with collaborators with respect to the development and commercialization of products that could increase our cash requirement or we may seek additional financing to fund future operations and potential acquisitions. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2009, we were not involved in any SPE transactions.

          Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The potential dilutive effect of conversion of the 4% notes is 26.2 million shares (in the absence of a fundamental change as defined in the indenture agreement). Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

          In addition, stock options to purchase 8.4 million shares of our common stock at a weighted average exercise price of $ 11.10 per share and 1.2 million restricted stock units were outstanding at September 30, 2009 that represent additional potential dilution.

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

          Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (GAAP). All accounting standards effective as of September 30, 2009 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as critical because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

          The following is a summary of gross-to-net sales reductions that are accrued on our consolidated balance sheets as of September 30, 2009 (in thousands):

	Chargebacks(1)	Cash Discounts(1)	Other (Including Returns)	Medicaid Rebates(2)	Medicaid Administrative Fees(2)	Total

Balance at December 31, 2008	$2,468	$192	$2,359	$2,165	$37	$7,221
Provision related to sales made in current year(3)	17,891	1,454	3,084	2,941	387	25,757
Provision related to sales made in prior years(4)	919	—	—	—	—	919
Returns and credits(5)	(16,876)	(1,429)	(3,470)	(2,012)	(359)	(24,146)

Balance at September 30, 2009	$4,402	$217	$1,973	$3,094	$65	$9,751

(1) Reported as a reduction of accounts receivable.

(2) Reported as an accrued liability.

(3) Approximately 79 percent relates to Abelcet.

(4) Certain wholesalers have claimed recovery of chargebacks relating to prior years. We are attempting to gather more information in an effort to resolve these claims. Because of the potential that a portion of the claims will be shown to be valid, we have established a reserve as of September 30, 2009. The amount shown as relating to prior years is an estimate based on preliminary data. Upon final resolution of these disputed claims, adjustment will be made to this provision.

(5) Relates to sales made in the current period.

          Other than as disclosed in footnote (4) above, there were no revisions to the estimates for gross-to-net sales adjustments that were material to income from operations for the nine months ended September 30, 2009.

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

Share-Based Payment

          Compensation cost, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned. The impact that share-based payment awards will have on our results of operations is a function of the number of shares awarded, vesting and the trading price of our stock at date of grant, combined with the application of the Black-Scholes valuation model. Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any. Expected volatility is based on historical Enzon stock price information.

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

          The table below presents the principal amounts or adjusted cost basis and related weighted average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending September 30 of the year indicated) as of September 30, 2009 (in thousands):

	2010	2011	2012	After 2014	Total	Fair Value

Fixed Rate	$60,624	$34,993	$50,574	$—	$146,191	$147,740
Average Interest Rate	5.76%	5.25%	4.72%	—	5.28%
Variable Rate	—	—	—	870	870	319
Average Interest Rate	—			2.25%	2.25%

	$60,624	$34,993	$50,574	$870	$147,061	$148,059

          Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $250.0 million at September 30, 2009 are due June 1, 2013 and have a fair value of $262.6 million at September 30, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

          Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of September 30, 2009. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Controls

          There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

3(i)	Amended and Restated Certificate of Incorporation	(1)
3(ii)	Amended and Restated By-laws	(2)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer Trust Company, as rights agent	(3)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003, between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)
4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008, between the Company and Continental Stock Transfer and Trust Company, as rights agent	(5)
4.4	Third Amendment to the Rights Agreement, dated as of July 23, 2009, between the Company and Continental Stock Transfer and Trust Company, as rights agent	(6)
10.1	Amendment No. 4 to License and Collaboration Agreement, dated July 8, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.2	Amendment No. 5 to License and Collaboration Agreement, dated October 2, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: November 3, 2009	By:	/s/Jeffrey H. Buchalter

Jeffrey H. Buchalter,
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2009	By:	/s/Craig A. Tooman

Craig A. Tooman
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)