Form 10-K
period 2009-12-31
ENZON PHARMACEUTICALS INC
filed 2010-03-12
CIK 727510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-12957

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2372868 (I.R.S. Employer Identification No.)
685 Route 202/206, Bridgewater, New Jersey (Address of principal executive offices)	08807 (Zip Code)

Registrant’s telephone number, including area code:
(908) 541-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value; Preferred Stock Purchase Rights	NASDAQ Global Market
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
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

The aggregate market value of the Common Stock, par value $.01 per share (“Common Stock”), held by non-affiliates of the registrant was approximately $351,128,000 as of June 30, 2009, based upon the closing sale price on the NASDAQ Global Market of $7.91 reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding shares of Common Stock have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 59,456,501 shares of the registrant’s common stock issued and outstanding as of March 9, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

ENZON PHARMACEUTICALS, INC.
2009 Form 10-K Annual Report
TABLE OF CONTENTS

This Annual Report contains forward-looking statements, which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential” or “anticipates” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Item 1A. Risk Factors constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors also could cause actual results to vary materially from the future results indicated in such forward-looking statements. All information in this Annual Report on Form 10-K is as of March 6, 2010, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

We maintain a website at www.enzon.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Enzon and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 908-541-8777, through an e-mail request to investor@enzon.com, through the SEC’s website by clicking the SEC Filings link from the Investors’ Info page on our website at www.enzon.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K
ENZON PHARMACEUTICALS, INC.

PART I

Item 1.  BUSINESS

Our Company

In January 2010, we sold our specialty pharmaceutical business, consisting principally of our products segment and contract manufacturing segment. Going forward, we will be a biopharmaceutical company dedicated to the discovery and development of important medicines for patients with cancer. Our drug development program utilizes several cutting-edge technologies, including our Customized Linker Technology and the Locked Nucleic Acid (LNA) technology. We currently have three compounds in human clinical development; PEG-SN38, the HIF-1 alpha antagonist, and the Survivin antagonist.

PEGylation has successfully been used on various pharmaceutical compounds (e.g. protein, peptides and antibody/antibody fragments) to improve their performance and deliverability and, for some compounds, PEGylation can be crucial to the development of an effective medication. Through the customized attachment of polyethylene glycol (PEG) to a pharmaceutical compound using a spectrum of stable and releasable linkers, our Customized Linker Technology has the potential to overcome the pharmacologic limitations for a broad universe of molecules and generate compounds with substantially enhanced therapeutic value over their unmodified forms. In some cases, the addition of PEG can render a compound therapeutically effective where the unmodified form had only limited clinical utility.

We are using LNA technology to develop messenger ribonucleic acid (mRNA) antagonists against eight targets selected by us and directed against novel oncology targets. LNA technology allows the development of very effective antagonists that act through the antisense principle. Drugs based on the antisense principle work by providing a synthetic strand of nucleic acid (in this case, a chemical analogue of RNA) that will bind to the mRNA produced by a target gene. The synthetic RNA strand inactivates the mRNA so it can’t be used to produce a protein. In pre-clinical studies, the LNA technology provides mRNA antagonists with significantly enhanced binding affinity to complementary RNA sequences, high potencies, long tissue half-lives, and improved therapeutic ratios over first- and second-generation antisense drugs.

Our development pipeline consists of several novel product candidates. Our PEG-SN38 compound utilizes our PEGylation technology together with SN38, which is the active metabolite of the cancer drug, irinotecan. PEG-SN38 is designed to allow for intravenous delivery, increased solubility, higher exposure of the cancer cells to SN38, and longer apparent half-life. We have completed Phase I trials and are now enrolling patients in two Phase II clinical trials with PEG-SN38 in patients with metastatic colorectal and breast cancer, as well as a Phase I trial for pediatric patients with cancer. We have licensed several RNA antagonists directed against novel oncology targets. Our first antagonist to enter the clinic is the hypoxia-inducible factor 1 alpha (HIF-1 alpha) target. HIF-1 alpha is a highly-visible, well-validated target in many cancer types, including solid tumors. We are currently conducting two Phase I studies with HIF-1 alpha in patients with solid tumors and lymphoma to evaluate different dosing schedules. Our second antagonist is Survivin. Survivin is heavily over-expressed in many cancers and in newly formed endothelial cells engaged in angiogenesis but almost absent in normal adult differentiated tissue. We are currently enrolling patients in a Phase I study for patients with solid tumors and lymphoma. We also have rights to six additional mRNA targets that are being evaluated in early preclinical studies. Finally, we continue to evaluate opportunities for utilizing our PEGylation technology platform for development of new projects.

Our Strategy

Our strategy revolves around our focus on innovation. We are cultivating a renewed organizational commitment to innovation by investing in our technological base and building a novel research and development pipeline of projects that are strategically focused with promising pathways to regulatory approval.

We are committed to making targeted, disciplined investments in areas where we believe we can make a unique contribution and achieve differentiation.

We intend to achieve this by:

Applying our cutting-edge technological foundation in PEGylation and the LNA technology to further advance our development candidates, and discover and develop novel therapeutics for oncology and related indications.

We believe our strong PEGylation platform has broad applicability across a variety of indications. We also believe that targeted approaches to treating cancer, such as those we are pursuing, have the potential to target cancer cells more selectively than traditional chemotherapy, particularly for aggressive and advanced-stage cancers for which current treatments are inadequate. In addition, our proven and validated PEGylation technology has been utilized by various pharmaceutical and biotechnology companies to enable and enhance the performance of pharmaceuticals with delivery limitations. We aim to continue to build on our core expertise in PEGylation, as well as our novel Customized Linker Technology, to discover new drug candidates, as well as develop our existing drug candidates. We are using LNA technology to develop mRNA antagonists against eight targets selected by us and directed against novel oncology targets. Pre-clinical data demonstrated that, LNA technology provides mRNA antagonists with significantly enhanced binding affinity to complementary RNA sequences, high potencies, long tissue half-lives, and improved therapeutic ratios compared to first- and second-generation antisense drugs. Our first RNA antagonist is directed against HIF-1 alpha. Due to control of a broad spectrum of genes, drugs targeting HIF-1 alpha have the potential to target multiple cancer processes. We are committed to further evolving the potential of these technologies and bringing new product development opportunities forward, both through proprietary and externally sourced programs.

Making targeted and disciplined investments in areas where we believe we can achieve differentiation.

We believe our novel pipeline is differentiated and can provide multiple development opportunities. For example, we have product candidates such as PEG-SN38, HIF-1 alpha antagonist, and the Survivin antagonist that are directed to treatment of cancer. Our management team has extensive experience in bringing differentiated products to market through a focused approach.

Continuing to utilize our PEGylation expertise and know-how for internal drug discovery and development, as well as explore additional opportunities for strategic alliances.

We aim to continue to leverage our core PEGylation expertise, as well as our novel Customized Linker Technology to discover new drug candidates, as well as develop our existing drug candidates. Our strategy is to utilize our PEGylation platform for internal discovery and development programs first, and then explore additional opportunities for PEGylation through strategic alliances. We plan to selectively and strategically out-license our PEGylation technology and Customized Linker Technology to pharmaceutical and biotechnology companies to improve the effectiveness of their existing compounds. We offer potential partners substantial know-how in the area of PEGylation and an experienced management team with extensive experience in researching and developing pharmaceutical products, particularly for the treatment of cancer.

RESEARCH AND DEVELOPMENT

Our internal pharmaceutical drug development programs focus on the development of novel compounds for the treatment of cancer where there is an unmet medical need. We are building a proprietary research and development pipeline both through the application of our proprietary technologies and through strategic agreements that provide access to promising product development opportunities within our therapeutic focus.

PEGYLATION TECHNOLOGY

Since our inception in 1981, our core expertise has been in engineering improved versions of injectable therapeutics through the chemical attachment of PEG. In some cases, PEGylation can render a compound therapeutically effective, where the unmodified form had only limited clinical utility. Currently, there are six marketed biologic products that utilize our proprietary PEG platform, two of which we had marketed through our specialty pharmaceutical business, Adagen and Oncaspar, and three for which we continue to receive royalties, PEGINTRON, Macugen and CIMZIA. Pegasys also utilizes our PEG platform, but our right to receive royalties on such sales ended during 2009.

The inability to effectively deliver therapeutic molecules remains a significant limitation of modern medicine. Approximately 40 percent of drugs in development and approximately 60 percent of drugs made by direct synthesis are poorly soluble which creates delivery challenges. PEGylation has successfully been used to improve the pharmaceutical properties of various compounds currently in use as approved therapeutics (e.g. proteins, peptides and antibody fragments). PEGylation is a complex process and the method of adding the PEG molecule, as well as of the method of attachment to the pharmaceutical compound, may affect the efficacy, safety and side effect profile of the final product. As a result, expertise in the PEGylation process is crucial to the development of an effective medication.

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

These characteristics have been exemplified in six FDA-approved PEGylated pharmaceutical products that utilize our proprietary PEG technology.

CUSTOMIZED LINKER TECHNOLOGY

Through the customized attachment of PEG, that covers the spectrum of stable and customized releasable linkers, we may potentially overcome the pharmacologic limitations for a broad universe of molecules and generate compounds with substantially enhanced therapeutic value over their unmodified forms. This technology offers a choice of releasable or permanent linkages to match each drug’s requirements. Our Customized Linker Technology utilizes linkers designed to release the native molecule at a controlled rate. Our proprietary PEG platform has broad applicability to a variety of biologic therapeutics, including proteins, peptides, enzymes, and oligonucleotides, as well as small molecules.

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

PEG-SN38

SN38 is the active metabolite of the cancer drug irinotecan, a chemotherapeutic pro-drug marketed as Camptosar® (CPT-11) in the U.S. Camptosar is a validated topoisomerase I inhibitor. Unmodified SN38 is insoluble and can only be used to treat cancer by administering a pro-drug. A pro-drug is a compound that is converted into the active drug in the body. Only a small percentage of the pro-drug is converted into SN38 in cancer cells and the unpredictability of conversion and metabolism in each patient may result in a variable efficacy and safety profile. Through the use of our PEGylation technology, we designed PEG-SN38 (EZN-2208), a PEGylated conjugate of SN38, to offer therapeutic advantages over unmodified SN38 and existing therapies. The PEGylated version allows for parenteral delivery, increased solubility, higher exposure, and longer apparent half-life.

Preclinical data showed that PEG-SN38 demonstrated potent in vitro cytotoxicity against several human cancer cell lines and anti-tumor activity in several solid tumor xenograft models, and non-Hodgkin’s lymphoma, where CPT-11 is shown to be ineffective. Treatment with a single or multiple small doses of PEG-SN38 led to complete cures of animals in the breast cancer, neuroblastoma and non-Hodgkin’s lymphoma models. In colorectal and pancreatic preclinical models, PEG-SN38 demonstrated significantly better therapeutic efficacy, at their respective maximum tolerated doses and equivalent dose levels, than CPT-11. Importantly, treatment with PEG-SN38 resulted in tumor growth inhibition in CPT-11 resistant tumors and outperformed CPT-11 when given as second-round therapy to animals initially responding to CPT-11. Finally, these preclinical studies also showed that PEG-SN38 provided a long circulation half-life and exposure to the parent drug, SN38, in mice.

The U.S. Food and Drug Administration (FDA) approved the Investigational New Drug Application (IND) for PEG-SN38 in 2007 and we currently have two open Phase I human clinical studies for heavily pre-treated patients with solid tumors and lymphoma, evaluating different dosing schedules. These trials completed enrollment in the second quarter of 2009.

In the first Phase I study, PEG-SN38 is administered to patients once every three weeks. These patients had been treated with an average of four prior chemotherapeutic regimens before entering this trial. Stable disease has been observed in a number of patients. We determined neutropenia was the dose limiting toxicity in patients receiving PEG-SN38 as a single agent in this study. Therefore the protocol was amended to proceed with dose escalation with PEG-SN38 in combination with granulocyte colony-stimulating factor, a compound that stimulates the production of a certain type of white blood cell. No significant gastrointestinal toxicity was observed, which is commonly observed in patients treated with irinotecan. We have observed long-term stable disease in several patients in this study.

In the second Phase I study, PEG-SN38 is administered on a four-week cycle with patients receiving PEG-SN38 weekly for three weeks with the fourth week off. We have observed long-term stable disease in several patients in this study.

Based on the data from the Phase I trials, a recommended Phase II dose was established as 9 mg/m2 given weekly for three doses, every four weeks.

In June 2009, we started enrolling patients in a Phase II trial for patients with metastatic colorectal cancer. This study is designed to evaluate two groups of patients with colorectal cancer who have failed two prior therapies, those with K-ras mutation and those that have non-mutated K-ras tumors. K-Ras mutation has been reported to occur in at least 30-40 percent of patients with colorectal cancers. The K-Ras mutation arm is expected to enroll up to 100 patients. The non-mutated K-Ras group will be randomized into two arms; one treated with PEG-SN38 in combination with Erbitux and the other treated with irinotecan in combination with Erbitux. The study is expected to enroll approximately 200 patients. As of February 17, 2010, we have enrolled 61 patients, of which 51 patients were K-Ras mutated tumors.

In January 2010, we started enrolling patients in a Phase II trial for patients with metastatic breast cancer. The study is designed to evaluate the efficacy of single-agent PEG-SN38 in two groups of patients who have received prior therapy regimens of anthracycline and taxane or anthracycline, taxane and Xeloda. Irinotecan has been evaluated and shown to be active in patients with breast cancer. All patients will be treated with single agent PEG-SN38 and our primary endpoint is response rate. The study is expected to enroll approximately 160 patients. As of February 17, 2010, we have enrolled 18 patients.

We also started enrollment in February 2010 in our Phase I study for pediatric cancer patients. This study is designed to determine the recommended dose of PEG-SN38 in pediatric patients.

PEG-SN38 has been well tolerated in patients both in our Phase 1 studies and ongoing Phase II studies in patients with metastatic colorectal and breast cancer.

LNA TECHNOLOGY-BASED PROGRAMS

We have a license and collaboration agreement with Santaris for up to eight mRNA antagonists which we intend to develop. We hold rights worldwide, other than Europe, to develop and commercialize mRNA antagonists based on LNA technology directed against the HIF-1 alpha and Survivin mRNA targets. Santaris will design and synthesize mRNA antagonists directed against up to six additional gene targets selected by us, and we will have the right to develop and commercialize those antagonists worldwide other than Europe.

LNA Technology is based on Locked Nucleic Acid a proprietary synthetic analog of RNA which is fixed in the shape adopted by RNA in helical conformation. When incorporated into a short nucleic acid chain (both deoxyribonucleic acid, or DNA, and RNA are made up of longer chains of natural nucleic acids), the presence of LNA results in several potential therapeutic advantages. Because LNA resembles RNA but is more stable, LNA-containing drugs may have both very high binding affinity for mRNA and metabolic stability. Using the antisense principle to block the function of specific mRNAs within cells and tissues, such drugs may have enhanced potency and specificity and may provide improved efficacy at lower doses than comparable drugs based on alternative chemistry. As a result, mRNA antagonists comprised of LNA have been demonstrated to be 100 to 1,000 times more potent in vitro than conventional antisense compounds and have the potential to demonstrate comparable or similar efficacy in vivo to the siRNA’s (small interfering RNAs) published to date. In particular, they can be used to switch off the synthesis of harmful proteins, thereby potentially altering disease outcomes in cancer or other serious disorders.

HIF-1 Alpha Antagonist

The HIF-1 alpha antagonist is a well documented target in many cancer types, including common solid tumors. HIF-1 alpha is a key regulator of a large number of genes important in cancer biology, such as angiogenesis, cell proliferation, apoptosis, glucose metabolism and cell invasion. HIF-1 alpha protein level is low in normal cells, but reaches high intracellular concentrations in a variety of cancers and is strongly correlated with poor prognosis and resistance to therapy. Drugs targeting HIF-1 alpha thus have the potential to target multiple cancer processes.

Preclinical study data demonstrated that in vitro, in human prostate and glioblastoma cells, the HIF-1 alpha antagonist induced a potent, selective, and durable antagonism of HIF-1 alpha expression, both under normoxic and hypoxic conditions. Down-regulation of HIF-1alpha by the HIF-1 alpha antagonist led to reduction of its transcriptional targets and significant reduction of HUVEC tube formation. In vivo, administration of the HIF-1 alpha antagonist to normal mice led to specific, dose-dependent, and potent down-regulation of endogenous HIF-1 alpha and VEGF in liver. In preclinical efficacy studies, tumor reduction was found in mice implanted with DU145 cells that were transfected with the HIF-1 alpha antagonist prior to implantation and given systemic treatment with the HIF-1 alpha antagonist post tumor implantation.

The FDA accepted the IND for the HIF-1 alpha antagonist in 2007. We are currently conducting two Phase I studies in patients with solid tumors and lymphoma to evaluate the safety of the HIF-1 alpha antagonist using two different dosing schedules. We continue to enroll patients on both studies. In general, HIF-1 alpha antagonist therapy has been well tolerated, and many patients have received multiple cycles in both studies. We have observed stable disease in a number of patients treated with our HIF-1 alpha antagonist. Tumor shrinkage was also seen in patients with renal cell cancer, liver cancer, sarcoma, and cancer of the tonsil. We have recently amended the protocol to require patients to get repeated biopsies of cancer tumors now that biological activity and higher doses are being given. The data will allow us to confirm that the HIF-1 alpha is affecting the cancer target. As of February 17, 2010, we had enrolled 79 patients in the two studies.

Survivin Antagonist

Survivin plays a vital regulatory role in both apoptosis and cell division. Survivin is heavily over-expressed in many cancers and in newly formed endothelial cells engaged in angiogenesis but almost absent in normal adult differentiated tissue. Resistance of cancer cells to radiotherapy and cytotoxic drugs (in particular microtubule interfering taxanes) is strongly correlated with expression levels of Survivin. Clinically, Survivin expression is associated with poor prognosis, increased cancer recurrence and resistance to therapy. The IND for our Survivin antagonist was accepted by the FDA in February 2009. We opened and started enrolling patients in a Phase I study in February 2009. The study is designed to first treat patients with Survivin as a single agent until progression after which the patient’s treatment will be changed to Survivin in combination with Taxotere. This allows us to gain dose and safety information both as a single agent and in combination in a single Phase I study. As of February 17, 2010, we had enrolled 17 patients in this study.

Six Additional Gene Targets

Enzon has rights to six selected targets. Santaris has delivered LNA compounds for the targets identified by us. We have worldwide rights, except for Europe, to develop and commercialize the compounds. As of March 1, 2010, we have presented data on five of our LNA targets; Beta-Catenin, HER3, PI3K, Androgen Receptor and GLI2.

Corporate Research and Development Expense

Corporate research and development expense was $45.6 million, $43.5 million and $44.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Research and development expenses related to currently marketed products are excluded from these corporate amounts and are reported as part of the Products segment.

ROYALTIES SEGMENT

Subsequent to the sale of our specialty pharmaceutical business, our primary source of revenue will be derived from royalties that we receive on sales of marketed products that utilize our proprietary technology. We received royalties on four marketed products that successfully utilize our proprietary PEGylation platform, namely PEGINTRON, Pegasys, Macugen, and CIMZIA, with PEGINTRON being the largest source of our royalty income. During 2009, the agreement to receive royalties from Pegasys expired.

Product	Indication	Company
PEGINTRON (peginterferon alfa-2b)	chronic hepatitis C	Merck Corporation
Macugen (pegaptanib sodium injection)	neovascular (wet) age-related macular degeneration	OSI Pharmaceuticals, Inc. and Pfizer Inc.
Pegasys (peginterferon alfa-2a)	hepatitis C	Hoffmann-La Roche
CIMZIA (certolizumab pegol)	Crohn’s disease, rheumatoid arthritis	UCB Pharma

PEGINTRON is a PEG-enhanced version of Merck’s alpha interferon product, INTRON® A, which is used both as a monotherapy and in combination with REBETOL® (ribavirin) capsules for the treatment of chronic hepatitis C. Under our license agreement with Schering-Plough, which merged with Merck in November 2009, Merck holds an exclusive worldwide license to PEGINTRON. We are entitled to receive royalties on Merck’s worldwide sales of PEGINTRON until expiration which is expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. Merck is responsible for all manufacturing, marketing, and development activities for PEGINTRON. We designed PEGINTRON to allow for less frequent dosing and to yield greater efficacy, as compared to INTRON A.

In August 2007, we sold 25 percent of the future royalties from the sales of PEGINTRON for $92.5 million in gross proceeds. We may also receive an additional $15 million milestone if certain royalty thresholds are met in 2012.

Merck has reported that PEGINTRON is being evaluated in a number of ongoing clinical studies:

1)

IDEAL Study — Merck began recruiting patients in the IDEAL study in January 2004, which will directly compare PEGINTRON in combination with REBETOL versus Pegasys in combination with COPEGUS in 2,880 patients in the U.S. In April 2008, final results were presented at the Annual Meeting Of The European Association For The Study Of The Liver (EASL). The IDEAL study compared combination therapy with PEGINTRON and REBETOLvs. Pegasys and COPEGUS, as well as a lower dose of PEGINTRON in an investigational combination with REBETOL. The results showed that sustained virologic response (SVR), the primary endpoint of the study, was similar for all three treatment regimens. The study also showed in secondary analyses that PEGINTRON combination therapy provided greater predictability of response at important treatment milestones and significantly lower relapse rates after the end of treatment than Pegasys and Copegus combination therapy, despite patients in the Pegasys arm overall receiving a significantly higher median ribavirin dose over the duration of the study. Safety and tolerability were similar among the treatment arms.

2)

COPILOT Study — Merck has reported that PEGINTRON is being evaluated for use as long-term maintenance monotherapy in patients with cirrhosis related to the hepatitis C virus who have failed previous treatment.

3)

ENDURE Study — In January 2006, Merck announced that it was initiating a large multinational clinical trial to evaluate the use of low-dose PEGINTRON maintenance monotherapy in preventing or delaying hepatitis disease progression.

4)

PROTECT Study — In May 2006, Merck announced the initiation of a large multicenter clinical trial in the U.S. to evaluate the safety and efficacy of PEGINTRON and REBETOL combination therapy in liver transplant recipients with recurrent hepatitis C virus infection. The trial is targeted to enroll 125 patients in the U.S.

5)

EPIC3 Study — In April 2009, Merck reported results from the EPIC3 study. The large EPIC3 clinical study program includes a prospective trial designed to assess the efficacy and tolerability of long-term, low-dose maintenance therapy with PEGINTRON 0.5 mcg/kg/week in patients who previously failed treatment with any alfa-interferon plus ribavirin combination therapy. A total of 631 patients were randomized to PEGINTRON or observational control. Of these, 454 patients were from the retreatment study portion of the EPIC3 program and 172 were direct enrollers into the maintenance study. The primary efficacy measure for the study was time to development of first clinical event, defined as liver decompensation (variceal bleeding, Child-Pugh class C, grade 2 or higher hepatic encephalopathy, ascites requiring therapeutic paracentesis and/or additional therapy), development of hepatocellular carcinoma (HCC), liver transplantation or death. All events other than transplantation and death were adjudicated by an independent committee of experts blinded to the study arm. The secondary efficacy analyses included time to disease progression, including additional events of Child-Pugh class B, emergence of varices and enlargement of pre-existing varices requiring additional therapy. In the primary efficacy analysis, 36 patients in the control arm and 27 in the treatment arm had clinical events (P=0.14), a non-statistically significant difference. However, in the secondary efficacy analysis there were 87 clinical events in the control arm and 63 in the treatment arm (P=0.01), a statistically significant difference. The main events causing the difference on secondary analysis were emergence or enlargement of varices (43 control vs. 16 treatment). In patients with pre-existing esophageal varices (n=82) there were significantly more events (n=14) in the observation arm compared to the treatment arm (n=4) (P=0.01). Overall the safety profile for PEGINTRON was similar to that in previous studies; however, there were more serious infections in the treatment group (25 vs. 3), although these were not linked to neutropenia. None were unexpected events, nor was there a pattern to them. In the primary analysis, PEGINTRON maintenance therapy was not superior to observational control in preventing the occurrence of clinical events. However, there was a statistically significant reduction in clinical events of hepatic decompensation on protocol-defined secondary analysis as well as in subjects with pre-existing esophageal varices.

6)

HCV SPRINT-1 Study — In April 2007, Merck announced that it had commenced a Phase II study with boceprevir in sites across the U.S., Canada and Europe (the “Phase II HCV SPRINT-1 study”). The primary objective of the study is to evaluate the safety and efficacy of boceprevir in combination with PEGINTRON and REBETOL in the HCV genotype 1 treatment-naïve patient population. Interim trial results released in August 2008 show a high rate of SVR in patients receiving boceprevir-based combination therapy. Currently, two Phase III trials are underway with the first trial (HCV RESPOND-2) in treatment-experienced patients and the second Phase III trial (HCV SPRINT-2) in treatment-naïve patients. Both trials are expected to complete around mid-2010. Final data from the Phase II HCV SPRINT-1 study in 595 treatment-naïve patients with chronic hepatitis C virus (HCV) genotype 1 showed that a 48-week boceprevir regimen achieved a 75 percent sustained virologic response (SVR) rate at 24 weeks after the end of treatment (SVR 24) in patients who received four weeks of PEG (peginterferon alfa-2b) and RBV prior to the addition of boceprevir (800 mg TID) (P/R lead-in). The 75 percent SVR rate nearly doubles the 38 percent SVR 24 rate for patients in the control group receiving 48 weeks of PEG and RBV alone (ITT). In a 28-week boceprevir P/R lead-in regimen, the SVR 24 rate was 56 percent. Importantly, for patients who received the boceprevir P/R lead-in regimen and had rapid virologic response (RVR), defined as undetectable virus (HCV-RNA) in plasma after four weeks of boceprevir treatment, SVR was 94 percent in the 48-week regimen and 82 percent in the 28-week regimen.

7)

SUCCESS Study — In April 2009, Merck announced final results from the SUCCESS study — Extended Treatment Duration in Chronic Hepatitis C Genotype 1-Infected Slow Responders. The primary objective of the SUCCESS study was to evaluate the effect of extending treatment duration to 72 weeks with PEGINTRON and REBETOL (ribavirin, USP) combination therapy in genotype 1-infected patients who have slow response to therapy, defined as having detectable virus (HCV-RNA) with at least a 2 log10 reduction in viral load at treatment week 12 and undetectable virus at treatment week 24. In this large, prospective, randomized, multinational clinical trial, slow responders were randomized at treatment week 36 to receive PEGINTRON combination therapy for a total of 48 weeks (n=86) (standard approved duration) or 72 weeks (n=73). Patients with undetectable virus at week 12 (complete early virologic response), received treatment for 48 weeks (n=816), whereas patients who did not respond to treatment (less than a 2 log10 reduction in viral load at week 12) were discontinued from the study. In total, 1,419 patients were treated. In this study, SVR(3) with 72-week treatment was not statistically superior to the 48-week treatment in slow responders (47.9 percent (35/73) vs. 43.0 percent (37/86), respectively), the primary endpoint of the study. Relapse rates between these two arms also were not significantly different (32.7 percent (16/49) vs. 47.1 percent (32/68), respectively) and adverse events were similar among treatment groups (secondary endpoints). Early discontinuation rates were higher in the 72-week arm compared to the 48-week arm (23.3 percent (17/73) vs. 9.3 percent (8/86), respectively).

8)

Melanoma Phase III — The results of a multicenter, phase III study of 1,256 patients (median age, 50 years) with stage III melanoma were included in a supplemental Biologics License Application (BLA) filed by Merck with the FDA. Subjects had either microscopic or palpable nodal involvement, and were randomized to either treatment with Peg-IFN or observation after undergoing regional lymph node dissection. Most patients were in Europe; none was in the United States. The primary end point was relapse-free survival (defined as the earliest detection of locoregional relapse, distant metastasis, or death). The rate of these events was 52.3 percent among those on Peg-IFN, compared with 58.5 percent in the observation group. Median relapse-free survival was 34.8 months, compared with 25.5 months among those in the observation arm, an 18-percent reduction in the risk of relapse or death associated with treatment, which was statistically significant. Neither overall survival nor distant metastasis-free survival was significantly different between the two arms. Fatigue was the most common serious adverse event associated with treatment. Depression was more than twice as high among patients on Peg-IFN, and severe depression was also higher among treated patients (7 percent vs. 0.5 percent). Of those on Peg-IFN, 2 percent had cardiac arrhythmias, and 44 percent of patients on Peg-IFN stopped treatment because of adverse events. Only 13 percent of patients completed 5 years of treatment. Merck Corporation announced on January 31, 2008, that the FDA had accepted the PEGINTRON sBLA (supplemental Biologics License Application) for review and has granted Priority Review status for the adjuvant treatment of patients with Stage III melanoma. Based on this Priority Review status, the FDA reviews the application with the goal of taking action within six months of the sponsor’s submission of the sBLA. The application was recommended for approval by the FDA Oncology Drugs Advisory

Committee in October 5, 2009. However, on October 30, 2009, the FDA issued a complete response letter to the Merck’s supplemental Biologics License Application regarding PEGINTRON for this indication. Merck has reported that it continues to work closely with the FDA to respond to outstanding concerns related to the PEGINTRON melanoma filing.

9)	Finally, according to Merck, PEGINTRON is being evaluated in several investigator-sponsored trials as a potential treatment for various cancers.

We have out-licensed our proprietary PEGylation and single-chain antibody, or SCA, technologies on our own and through agreements with Nektar Therapeutics, Inc. (Nektar) and Micromet AG (Micromet). Under the original 2002 agreement, Nektar had the lead role in granting sublicenses for certain of our PEGylation patents and we receive royalties on sales of any approved product for which a sublicense has been granted. Effective in January 2007, Nektar’s right to grant additional sublicenses is limited to a certain class of our PEGylation patents. Existing sublicenses granted by Nektar prior to January 2007 were unaffected by this change in Nektar’s rights. Currently, we are aware of five third-party products for which Nektar has granted sublicenses to our PEGylation technology, including Hoffmann-La Roche’s Pegasys, OSI Pharmaceutical’s Macugen, UCB’s CIMZIA (CDP870), Affymax and Takeda Pharmaceutical’s HematideTM and an undisclosed product of Pfizer’s. Pegasys is currently being marketed for the treatment of hepatitis C and Macugen is currently being marketed through a collaboration between OSI and Pfizer for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. Beginning in 2009, we no longer receive royalties on sales of Pegasys. CIMZIA was approved in April 2008 for the treatment of Crohn’s disease. In May 2009, CIMZIA was approved for adult patients suffering from moderate to severe rheumatoid arthritis. Hematide is a synthetic peptide-based erythropoiesis-stimulating agent being evaluated by Affymax and Takeda Pharmaceutical in for the treatment of anemia in chronic kidney failure. At the end of Janaury 2010, Affymax announced that the Phase III trial was completed and top-line results would be reported in the second quarter of 2010. If results are positive, Affymax reported that it plans to submit a New Drug Application (NDA) later in 2010. We have the right to use or grant licenses to all of our PEGylation technology for all purposes, including for our own proprietary products or those we may develop with co-commercialization partners or for those that may be developed by third parties.

We also receive a royalty from medac GmbH (medac), a private company based in Germany, on sales of Oncaspar KH recorded by medac. This royalty was part of the specialty pharmaceutical business and will be transferred to the purchaser.

As part of the sale of the specialty pharmaceutical business, we are entitled to royalties of between 5 and 10 percent on net sales of the four marketed products (Adagen, Oncaspar, Abelcet, and DepoCyt) above a 2009 baseline until 2015.

DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS ASSOCIATED WITH THE CONTINUING BUSINESS

SANTARIS PHARMA A/S LICENSE AGREEMENT

We are party to a license agreement with Santaris pursuant to which we hold exclusive rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha and Survivin gene targets, as well as RNA antagonists directed against six additional gene targets selected by us. During 2006, we made payments to Santaris totaling $11 million to acquire the rights to the HIF-1 alpha and Survivin antagonists and for the identification of six additional gene targets. The $11 million was reported as acquired in-process research and development. As of December 31, 2009, we have paid an additional $16 million in milestone payments to Santaris and we could pay an additional $240 million in milestone payments, upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris also is eligible to receive single-digit royalties from any future product sales of products based on the licensed antagonists. Santaris retains the full right to develop and commercialize products developed under the agreement in Europe. The agreement terminates upon the earlier of the expiration of the last royalty term for an LNA compound or material breach by either party. The royalty term expires on a country-by-country and product-by- product basis when the last valid LNA platform patent or LNA compound patent expires not to exceed 21 years with respect to any product. Santaris can terminate the agreement with respect to a specific LNA compound provided by Santaris if we do not achieve certain development milestones for that product.

MERCK AGREEMENT (formerly Schering-Plough)

Our PEGylation technology was used to develop an improved version of Merck’s product, INTRON A. Merck is responsible for marketing and manufacturing the product, PEGINTRON, worldwide on an exclusive basis and we receive royalties on worldwide sales of PEGINTRON for all indications. Merck’s obligation to pay us royalties on sales of PEGINTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEGINTRON expires in the country or 15 years after the first commercial sale of PEGINTRON in such country. Currently, expirations of our right to receive royalties are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which we are entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEGINTRON where such third party is not Hoffmann-La Roche.

We do not supply Merck with PEGINTRON or any other materials and our agreement with Merck does not obligate Merck to purchase or sell specified quantities of any product. Further, we have no involvement in the selling or marketing of PEGINTRON.

During the quarter ended September 30, 2007, we sold a 25-percent interest in future royalties payable to us by Merck on sales of PEGINTRON occurring after June 30, 2007.

MICROMET ALLIANCE

Under our cross-license agreement and marketing agreement with Micromet, Micromet is the exclusive marketer of the two companies’ combined intellectual property estate in the field of SCA technology. Any resulting revenues from the license agreements executed by Micromet will be shared equally by the two companies.

NEKTAR AGREEMENT

In January 2002, we entered into a PEGylation technology licensing agreement with Nektar under which we granted Nektar the right to grant sub-licenses for a portion of our patents related to our PEGylation technology to third-parties. Effective in January, 2007, Nektar’s right to grant additional sublicences was limited to a certain class of our PEGylation technology. Existing sub-licenses granted by Nektar prior to January 2007 were not affected. We will receive a royalty or a share of Nektar’s profits for any products that utilize our patented PEGylation technology under a license granted by Nektar. We have the rights to use or grant licenses to all of our PEGylation technology for all purposes, including for our own proprietary products or those we may develop with co-commercialization partners or for those that may be developed by third parties.

COMPETITION FOR CONTINUING BUSINESS

General

Competition in the biopharmaceutical industry is intense and based to a significant degree on scientific and technological factors. These factors include, but are not limited to, the availability of patent and other protection of technology and products, the ability to commercialize products and technological developments, the ability to obtain governmental approval for testing, manufacturing and marketing of products, and the ability to enter into licensing and similar arrangements to facilitate the development of products and meet other business objectives. Prior to the sale of our specialty pharmaceutical business, we competed with specialty pharmaceutical firms and large pharmaceutical companies in North America, Europe and elsewhere, with respect to the licensing of and research and development of product candidates, as well as the commercialization of approved products. Our continuing business will compete with biotechnology and specialized biopharmaceutical firms and large pharmaceutical companies with respect to the licensing of research and development of product candidates. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Many of the companies we compete with are larger than we are and have substantially greater resources.

Technology

PEGylation

We are aware that other companies are conducting research on chemically modified therapeutic proteins and that certain companies are modifying pharmaceutical products, including proteins, by attaching PEG. Our competitors include The Dow Chemical Company, Nektar Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose Technologies, Inc., NOF Corporation and Urigen Pharmaceuticals, Inc. There may be other chemical, biotechnology and pharmaceutical companies may also be developing PEGylation technologies and applying such technology to develop pharmaceutical product candidates. Some of these companies license or provide the technology to other companies, while others develop the technology for internal use. In addition, there are other delivery technologies (e.g. liposomal, nanoparticles, etc.) which may improve pharmaceutical properties of pharmaceutical compounds.

Locked Nucleic Acid

We are aware that other companies are conducting research and developing products utilizing antisense technologies, siRNA/RNAi or targeting micro RNA, that compete with the LNA technology. These include Isis Pharmaceuticals, Inc. Alnylam Pharmaceuticals, Inc., Regulus Therapeutics LLC, Eli Lilly and Company and others.

Product Candidates

PEG-SN38. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat the same cancer indications that our PEG-SN38 may be developed to treat. Additionally, there are a number of drugs in development based on the active metabolite SN38. If these drugs are approved, they could compete directly with our PEG-SN38. These include products in development from Bristol-Myers Squibb Company, Pfizer Inc., GlaxoSmithKline plc, Antigenics Inc., F. Hoffman-La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm, Inc., Meditech Research Limited and others. Nektar Therapeutics is also developing a PEGylated form of irinotecan. Irinotecan is a pro-drug of SN38. Nektar has reported that this product candidate is currently in Phase II trials for colorectal, metastatic breast, platinum-resistant ovarian, and cervical cancers.

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

Royalties

PEGINTRON

PEGINTRON, marketed by Merck, competes directly with Hoffmann-La Roche’s Pegasys. Merck and Hoffmann-La Roche have been the major competitors in the global alfa interferon market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively, and the PEGylated interferon- based combination therapy is a highly competitive market. Further, Merck has reported that the overall hepatitis C market has been contracting. Additionally, there is much research being conducted on various formulations of alpha interferon as well as many non-Interferon-based compounds being investigated for the treatment of hepatitis C. It is possible that this research could lead to a competing product or ultimately to Interferon-free combination therapy in the future.

Macugen

Macugen, marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc., currently competes against three therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD): photodynamic therapy with verteporfin, which was developed by QLT, Inc. and is marketed by Novartis AG; thermal laser treatment; and ranibizumab, marketed under the brand name LucentisTM by Genetech. Ranibizumab, approved in June 2006, for the treatment of AMD, has provided significant competition to Macugen, which we expect to continue. Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen.

CIMZIA

CIMZIA marketed by UCB Pharmaceuticals, Inc. currently competes against therapies for the treatment of moderate to severe active and Crohn’s disease. CIMZIA is a biologic medicine that intercepts a messenger protein in the joints (tumor necrosis factor or TNF) that promotes inflammation of the joints in rheumatoid arthritis. Other TNF inhibitors approved for the treatment of rheumatoid arthritis include Etanercept, infliximab, adalimumab, and golimumab. Infliximab and adalimumab are also used in the treatment of Crohn’s disease. Both diseases also have additional approved treatments that are not TNF inhibitors, as well as other treatments in various stages of preclinical or clinical testing. If approved, these treatments would also compete with CIMZIA.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS FOR CONTINUING BUSINESS

Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. Our executive management team has reinforced our organizational commitment to intellectual property. The patents position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. These patents, if extensions are not granted, are expected to expire beginning in 2010 through 2028. Under various license agreements, we have received exclusive licenses to patents that relate to certain of the products we or our partners have commercialized or that we have under development. Of the patents owned or exclusively licensed by us, seven relate to PEGINTRON. We have exclusively licensed patents from Santaris Pharma related to our HIF-1 alpha antagonist and our other LNA compounds in development. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

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

We have obtained licenses from various parties that we deemed to be necessary or desirable for the manufacture, use, or sale of our products. These licenses generally require the payment of royalties to the licensor based on product sales. In addition, other companies have filed patent applications or have been granted patents in areas of interest to us. There can be no assurance that any licenses required under such patents will be available to us on acceptable terms.

SEGMENTS WHICH ARE PART OF THE 2010 SALE OF THE SPECIALTY PHARMACEUTICAL BUSINESS

PRODUCTS SEGMENT

Our Products segment included the manufacturing, marketing and selling of pharmaceutical products for patients with cancer and other life-threatening diseases. We sold four therapeutic products, Oncaspar, DepoCyt, Abelcet, and Adagen, through our U.S. sales force that calls upon specialists in oncology, hematology, infectious disease, and other critical care disciplines. This segment is part of the specialty pharmaceutical business which we sold in January 2010.

1)  Oncaspar

Oncaspar is a PEG-enhanced version of a naturally occurring enzyme called L-asparaginase derived from E. coli. Oncaspar is used in conjunction with other chemotherapeutics to treat patients with acute lymphoblastic leukemia (ALL).

In December 2006, we secured the supply of L-asparaginase, the raw material used in the production of Oncaspar. We began investing in the improvement of the manufacturing processes and pharmaceutical properties of Oncaspar. A pivotal clinical trial utilizing the next generation Oncaspar is currently enrolling patients. The next generation Oncaspar will allow for geographic expansion. This investment will continue over the next few years and will become the responsibility of the purchaser of the specialty pharmaceutical business. We will continue to assist the purchaser in the development of the next-generation product through a defined services agreement.

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

Like Oncaspar, we have been investing in the improvement of the manufacturing processes, pharmaceutical properties. This program is also designed to change the raw material from a bovine-derived source to a recombinant source for Adagen. A significant investment will be required over the next few years and will become the responsibility of the purchaser of the specialty pharmaceutical business. We will continue to assist the buyer of our specialty pharmaceutical business in the development of the next-generation product through a defined services agreement.

Products Segment Research and Development Expense

Products segment research and development expense was $24.6 million, $14.6 million and $10.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Products segment research and development expenses related to currently marketed products were primarily directed towards securing and maintaining a reliable supply of the ingredients used in the production of Oncaspar and Adagen. We will continue to assist the buyer of our specialty pharmaceutical business in the development of the next-generation product through a defined services agreement.

CONTRACT MANUFACTURING SEGMENT

We utilized a portion of our excess manufacturing capacity to provide contract manufacturing services for a number of injectable products. During 2009, we manufactured Abelcet for export and MYOCET, both for Cephalon France SAS (Cephalon), the injectable multivitamin MVI® for Hospira, Inc., as well as other products at our facility in Indianapolis. Our contract with Hospira was scheduled to end in April 2010. However, we stopped manufacturing MVI in the second quarter of 2009 and are currently engaged in litigation with Hospira relating to our manufacture of MVI. We sold our manufacturing facility in Indianapolis and assigned all contracts we had with third parties for the manufacture of products at such facility to the buyer of our specialty pharmaceutical business.

SALES AND MARKETING

We had used a combination of our own sales force and distributors to market our four approved products. We assigned all of our distribution agreements to the buyer of our specialty pharmaceutical business.

COMMERCIALIZATION AGREEMENTS ASSOCIATED WITH SEGMENTS WHICH ARE PART OF THE 2010 SALE OF THE SPECIALTY PHARMACEUTICAL BUSINESS

All of our rights and obligations for the following agreements have been transferred to the sigma-tau Group on January 29, 2010 as part of our sale of the specialty pharmaceutical business.

SANOFI-AVENTIS LICENSE AGREEMENTS

During 2002, we amended the license agreement with Sanofi-Aventis to reacquire the rights to market and distribute Oncaspar in the U.S., Mexico, Canada and most of the Asia/Pacific region. In return for the marketing and distribution rights, we paid $15.0 million and were also obligated to pay a 25-percent royalty on net sales of Oncaspar in the U.S. and Canada through 2014.

Effective in January 2006, we further amended our license agreement with Sanofi-Aventis for Oncaspar. In exchange for an upfront cash payment of $35.0 million, we obtained a significant reduction in the royalty rate. Also, pursuant to the terms of the agreement, we became liable to Sanofi-Aventis during 2008 for a $5.0 million milestone payment (paid in January 2009) as a result of Oncaspar net sales in the U.S. and Canada exceeding $35.0 million for two consecutive calendar years. Sanofi-Aventis will continue to receive royalty payments through June 30, 2014, at which time all of the royalty obligations will cease.

MEDAC LICENSE AGREEMENT

In January 2002, we renewed an exclusive license to medac to sell Oncaspar and any PEG-asparaginase product developed by us or medac during the term of the agreement in most of Europe and parts of Asia. The supply agreement with medac provides for medac to purchase Oncaspar at certain established prices and meet certain minimum purchase requirements. The agreement was for five years and automatically renewed as of January 1, 2007 for an additional five years through December 31, 2011.

PACIRA AGREEMENT

In December 2002, we entered into a strategic alliance with Pacira, under which we licensed the U.S. and Canadian rights to DepoCyt, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, we paid Pacira a license fee of $12.0 million. Pacira manufactures DepoCyt and product is purchased at a price equal to 35 percent of the net sales, which percentage can be reduced should a defined sales target be exceeded.

The license is for an initial term of ten years, to December 2012, and is automatically renewable for successive two-year terms thereafter.

CEPHALON MANUFACTURING AGREEMENTS

Cephalon owns the right to market Abelcet in any markets outside of the U.S., Canada and Japan. The manufacturing agreements with Cephalon for the supply of Abelcet and MYOCET to Cephalon were to expire in July 2014. The selling price is fixed, subject to an annual Producer Price Index adjustment.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS ASSOCIATED WITH SEGMENTS WHICH ARE PART OF THE 2010 SALE OF THE SPECIALTY PHARMACEUTICAL BUSINESS

We assigned the patents which we own and the licenses to patents that relate to Abelcet and DepoCyt to the purchasers of our specialty pharmaceutical business. We assigned all trademarks related to Abelcet, DepoCyt, Oncaspar and Adagen to the buyer of our specialty pharmaceutical business.

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

In addition to obtaining FDA approval for each indication for which the manufacturer may market the drug, each domestic drug product manufacturing establishment must register with the FDA, list its drug products with the FDA, comply with and maintain Good Manufacturing Practices (cGMP) and permit and pass inspections by the FDA and other regulatory authorities. Moreover, the submission of applications for approval may require the preparation of large-scale production batches that can not be used commercially and additional time to complete manufacturing stability studies.

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

We cannot predict the extent of government regulation that might result from future legislation or administrative action. Moreover, we anticipate that the presidential administration, Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause us or our collaborators to limit or eliminate spending on development projects and may otherwise impact us. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might result from future legislative or administrative action, either in the U.S. or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. There can be no assurance that our proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product research and development.

The four products we sold as part of our specialty pharmaceutical business, Abelcet, Oncaspar, Adagen and DepoCyt, were approved for marketing in the U.S. and certain other countries. PEGINTRON has been approved for treatment of hepatitis C in the European Union, the U.S., Japan and China, and for the treatment of hepatitis B in China. None of the products we are developing have been approved for marketing in the U.S. or elsewhere.

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

EMPLOYEES

As of December 31, 2009, we employed 317 persons, including 34 persons with Ph.D. or M.D. degrees. At that date, 94 employees were engaged in research and development activities, 104 were engaged in manufacturing, 68 were engaged in sales and marketing and 51 were engaged in administration. Upon the completion of the sale of our specialty pharmaceutical business on January 29, 2010, we had 198 employees. Of the employees we had at year end, 119 became employed by the purchaser of our specialty pharmaceutical business. None of our employees are covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

Management Update

Effective February 22, 2010, Jeffrey Buchalter resigned as our President, Chief Executive Officer and director. Our board of directors established an executive committee, which is chaired by Alexander Denner, Ph.D., Chairman of the Board, and includes directors Richard Mulligan, Ph.D. and Rolf Classon, The executive committee is serving as a search committee for a new Chief Executive Officer. On February 22, 2010, the executive committee appointed (i) Ralph del Campo as our Chief Operating Officer and designated him as Principal Executive Officer and (ii) Dr. Ivan Horak as President of Research and Development. Mr. del Campo has served as our Executive Vice President, Technical Operations since April 2005. Dr. Horak has served as our Executive Vice President, Research and Development and Chief Scientific Officer since September 2005.

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

Risks Relating to Our Business

We expect to incur losses over the next several years and may never achieve or sustain profitability.

We have limited sources of revenues and we expect to incur losses over the next several years including for the year ending December 31, 2010. We also expect to spend significant amounts to continue research and development of our product candidates and technologies.

None of our product candidates have been approved by the FDA and none of them have been commercialized. We do not know when we will have products approved by the FDA or commercialized, if ever. In the absence of revenue from the sale of products or other new sources, our losses will continue as we conduct our research and development activities.

Development of any successful product candidates is highly uncertain due to the extended testing and regulatory review process required before marketing clearance can be obtained and failure to develop, obtain regulatory approval and commercialize our product candidates could materially harm our business.

There is a high risk of failure for pharmaceutical product candidates. Only a small minority of all research and development programs ultimately result in commercially successful drugs. We may never succeed in developing an approved drug. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time periods before commercialization of any of these products are long and uncertain. Risks during development and commercialization include the possibility that: any or all of our product candidates will be found to be ineffective; our product candidates will have adverse side effects or will otherwise fail to receive the necessary regulatory approvals; our product candidates may be effective but uneconomical to manufacture or market; or our competitors may market equivalent or superior products.

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

From time to time, we may establish and announce certain development goals for our product candidates and programs; however, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing our preclinical programs into clinical testing, advancing our clinical programs into later clinical phases, or in obtaining regulatory approval, our business prospects may be harmed.

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

Our financial results are heavily dependent on the continued sales of PEGINTRON on which we receive royalties; if revenues from these royalties materially decline, our results of operations and financial position could be materially harmed.

Our results of operations are heavily dependent on the royalty revenues we receive on the sale of PEGINTRON, marketed by Merck. As a consequence, a decline in the sales of PEGINTRON could adversely affect our operating results and financial position. We cannot assure you that Merck will continue to be successful in marketing PEGINTRON. The amount and timing of resources dedicated by Merck to the marketing of PEGINTRON is not within our control. Our royalty revenues will be negatively affected if sales of PEGINTRON are limited for any reason, including if Merck cannot market PEGINTRON as a result of manufacturing, regulatory or other issues.

Products that compete with PEGINTRON have been and potentially will be introduced by other drug manufacturers. Hoffmann-La Roche’s Pegasys, a competing PEGylated interferon-based combination therapy, has resulted in significant competitive pressure on PEGINTRON sales in the U.S. and all international markets. Pegasys has taken market share away from PEGINTRON and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PEGINTRON in certain markets where it competes with Pegasys and the royalties we receive on those sales have declined. We cannot assure you that Pegasys will not continue to gain market share at the expense of PEGINTRON which could result in lower PEGINTRON sales and lower royalties to us.

We may require additional financing to meet our future capital needs and failure to obtain such funding could have a material and adverse effect on our business, financial condition and operations.

Our research and development projects require substantial capital. We will continue to expend substantial resources for research and development, including costs associated with developing our product candidates and conducting clinical trials. We believe that our current cash and investments will be adequate to satisfy our capital needs for the near future, but we have limited sources of revenue and we may require additional financing to meet our future capital needs.

We may require substantial additional capital to:

•	fund research and development activities;

•	conduct pre-clinical studies and clinical trials; and

•	undertake other activities relating to the successful development of product candidates.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our research and development programs;

•	continued scientific progress in these programs;

•	the outcome of potential licensing transactions, if any;

•	competing technological developments;

•	our proprietary patent position in our products; and

•	the regulatory approval process for our product candidates.

We may seek to raise necessary funds through public or private equity offerings, debt financings or additional strategic alliances and licensing arrangements. Any additional equity financings may be on terms that are dilutive or potentially dilutive to our stockholders. Any debt financing we enter into may involve incurring significant interest expense and include covenants that restrict our operations. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us, to raise additional funds through alliance, joint venture or licensing arrangements. If adequate funds are not available, we may have to delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. These actions could have a material adverse effect on our business, financial condition and operations.

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

We purchase some of the compounds utilized in our product candidates from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

We purchase the unmodified pharmaceutical compounds, bulk PEGs and other compounds used to manufacture our product candidates from outside suppliers. In some cases, we have a limited number of suppliers.

Our reliance on our suppliers exposes us to significant risks. These third parties might:

•	be unable or unwilling to provide us with sufficient materials to meet our demands;

•	fail to meet our standards of quality or other specifications;

•	increase significantly the prices they charge us for materials; or

•	not carry out their contractual duties or meet anticipated deadlines, which could result in delays in obtaining or maintaining regulatory approvals.

If our suppliers are unwilling or unable to timely supply us with materials meeting our specifications, we may not be able to locate any alternative suppliers or enter into commercially reasonable agreements with suppliers in a timely manner or at all. In addition, we may be unable to find alternative suppliers with appropriate regulatory authorizations. If we experience a delay in obtaining or are unable to obtain any compound for the manufacture of our product candidates on reasonable terms, or at all, it could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success depends, in part, on our ability to develop and maintain a strong patent position for our product candidates and technologies both in the U.S. and in other countries and to protect our proprietary rights. If we are unable to obtain and enforce patent protection for our product candidates or to maintain the confidentiality of our trade secrets, our business could be materially harmed. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. In addition, under our license agreements, we have exclusively licensed patents related to our HIF-1 alpha antagonist, Survivin antagonist and our other LNA compounds in development. Although we believe that our patents provide certain protection from competition, such patents may not provide substantial protection or commercial benefit to us, or afford us adequate protection from competing products, and may be challenged or declared invalid. In addition, U.S. patents or foreign patent equivalents may not be issued to us in the future.

Issued patents may be challenged, invalidated or circumvented. In addition, court decisions may introduce uncertainty as to the enforceability or scope of patents owned by biotechnology and pharmaceutical companies, including us. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Therefore, enforceability or scope of our patents in the U.S. or in foreign countries cannot be predicted with certainty, and, as a result, any patents that we own or license may not provide sufficient protection against competitors. In addition, we may not be able to obtain or maintain a patent from our pending patent applications, those we may file in the future, or those we may license from third parties.

We believe that our patent rights are enforceable; however, those rights may prove unenforceable or invalid, or may expire prior to the commercialization of our product candidates, thus allowing others to more effectively compete with us. Therefore, any patents that we own or license may not adequately protect our product candidates or our future products. If we are not able to protect our patent positions, our business and financial condition could be materially harmed. We may become aware that certain organizations are engaging in activities that infringe certain of our patents, including our PEGylation technology patents. We may be unable to enforce our patents and other rights against such organizations.

Legal or administrative proceedings may be necessary to enforce our intellectual property rights or to defend against claims of infringement. We have in the past been involved in patent litigation and other proceedings and we may likely become involved in additional patent litigation or proceedings in the future. If we become involved in any such litigation or proceeding, irrespective of the outcome, we may incur substantial costs, the efforts of our technical and management personnel may be diverted, and such disputes could substantially delay or prevent our product development or commercialization activities, which could materially harm our business, financial condition and results of operations.

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

There have been significant litigation and interference proceedings regarding patent rights, and the patent situation regarding particular products is often complex and uncertain. As we proceed with the development of our product candidates, we may face uncertainty and litigation could result, which could lead to liability for damages, prevent our development and commercialization efforts and divert resources from our business strategy.

Third parties from time to time may assert that we are infringing their patents, trade secrets or know-how. In addition, our technology may infringe patents that may issue in the future to third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability or our partners’ ability to further develop or commercialize some or all of our products or technology in the U.S. and abroad, and could result in the award of substantial damages. If we are found to infringe, we may be required to obtain one or more licenses from third parties or be unable to proceed with development or commercialization of our product candidates. We may not be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required license could have a material adverse effect on us.

We may have to develop or license alternative technologies if we are unable to obtain key technology from third parties or maintain our rights to technology we license from third parties.

We have licensed patents and patent applications from Santaris under our collaboration and license agreement with them. Some of our proprietary rights have been licensed to us under agreements that have performance requirements or other contingencies. The failure to comply with these provisions could lead to termination or modifications of our rights to these licenses. Additionally, we may need to obtain additional licenses to patents or other proprietary rights from other parties to facilitate development of our proprietary technology base. The ownership of patents exclusively licensed to us may be subject to challenge if inventorship was not adequately investigated and represented. If our existing licenses are terminated or if we are unable to obtain such additional licenses on acceptable terms, our ability to perform our own research and development and to comply with our obligations under our collaborative agreements may be delayed while we seek to develop or license alternative technologies.

The patents upon which our original PEGylation technology was based have expired and, as a result, the scope of our patent protection is narrower.

The U.S and corresponding foreign patents upon which our original PEGylation technology was based expired in 1996. Without that patent protection, other parties are permitted to make, use or sell products covered by the claims of those patents, subject to other patents, including those which we hold. We have obtained numerous patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. However, these patents may not enable us to prevent competition or competitors may develop alternative methods of attaching PEG to compounds potentially resulting in competitive products outside the protection that may be afforded by our patents. We are aware that others have also filed patent applications and have been granted patents in the U.S. and other countries with respect to the application of PEG to proteins and other compounds.

The manufacture of our product candidates is a complex and highly-regulated process and we rely on third-party manufacturers to manufacture materials for us. If any of them fails to meet regulatory requirements, our business could suffer.

The FDA and foreign and state regulators require manufacturers to register manufacturing facilities. The FDA and these regulators also inspect these facilities to confirm compliance with current good manufacturing practices or similar requirements that the FDA and these regulators establish. The manufacture of product candidates and key reagents at any facility is subject to strict quality control, testing, and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Ultimately, we, our third-party manufacturers, our licensees, or other suppliers may not meet these requirements. Our third- party manufacturers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or they may not be able to maintain compliance with the FDA’s current good manufacturing practices requirements or those of foreign or state regulators, necessary to continue manufacturing our product candidates and materials. Any failure to comply with current good manufacturing practices requirements or other FDA and foreign or state regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products candidates.

We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

We may face liability claims related to the use or misuse of our product candidates in clinical trials. These claims may be expensive to defend and may result in large judgments against us. Generally, our clinical trials are conducted in patients with serious life-threatening diseases for whom conventional treatments have been unsuccessful and during the course of treatment these patients could suffer adverse medical effects or die for reasons that may or may not be related to our product candidates. Any of these events could result in a claim of liability. Any such claims against us, regardless of their merit, could result in significant costs to defend or awards against us that could materially harm our business, financial condition or results of operations.

Although we maintain product liability insurance for claims arising from the use of our product candidates in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval at levels that we believe are appropriate, we may not be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for the use of our other product candidates and products in the future. Also, our insurance coverage and resources may not be sufficient to satisfy any liability resulting from product liability claims which could materially harm our business, financial condition or results of operations.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business; our chief executive officer recently resigned and we currently do not have a chief executive officer.

Because of the specialized scientific nature of our business, we are highly dependent upon qualified research and development scientists, technical and managerial personnel, including our President of Research and Development. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Although we have an employment agreement with our President of Research and Development, our ability to continue to retain him, as well as other senior executives or key managers is not assured.

Effective February 22, 2010, Jeffrey Buchalter resigned as our President and Chief Executive Officer. Our board of directors established an executive committee to serve as a search committee for a new Chief Executive Officer. On February 22, 2010, the executive committee appointed Ralph del Campo as our Chief Operating Officer and designated him as Principal Executive Officer and Dr. Ivan Horak as President of Research and Development. Mr. del Campo had been serving as our Executive Vice President, Technical Operations and Dr. Horak had been serving as our Executive Vice President, Research and Development and Chief Scientific Officer. However, we currently do not have a Chief Executive Officer.

The loss of the services of one or a combination of our senior executives, particularly our President of Research and Development, as well as the failure to recruit additional key research and development scientists, technical and managerial personnel, particularly a new chief executive officer, in a timely manner, could have an adverse effect on our business.

Risks Relating to Our Industry

Significant competition for our technology platforms and product candidates could make our technologies or product candidates obsolete or uncompetitive, which would negatively impact our business, results of operations and financial condition.

The biopharmaceutical industry is characterized by extensive research and development effort, and rapid technological change. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Rapid technological development by others may result in our product candidates and technologies becoming obsolete. We face intense competition from established biotechnology and pharmaceutical companies, as well as academic and research institutions that are pursuing competing technologies and products. We know that competitors are developing or manufacturing various platform technologies and products that are used for the prevention, diagnosis or treatment of diseases that we have targeted for product development. Current and prospective competing products may provide greater therapeutic benefits for a specific problem or may offer comparable performance at a lower cost when compared to our product candidates. In addition, any product candidate that we develop and that obtains regulatory approval must then compete for market acceptance and market share.

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

Other companies are conducting research and developing products utilizing technologies targeting RNA (e.g. antisense, siRNA/RNAi or micro RNA) that compete with the LNA technology. These include Isis Pharmaceuticals Inc., Alnylam Pharmaceuticals, Inc., Regulus Therapeutics LLC, Eli Lilly and Company and others. In addition, there are a number of existing therapeutic regimens designed to treat the cancers that we may target with the HIF-1 alpha antagonist. However, we are not of aware of any development of another compound that would have a mechanism similar to our HIF-1 alpha antagonist. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat the same cancer indications that our PEG-SN38 may be developed to treat. Additionally, there are a number of drugs in development based on the active metabolite SN38. If these drugs are approved, they could compete directly with our PEG-SN38. These include products in development from Bristol-Myers Squibb Company, Pfizer Inc., GlaxoSmithKline p/c, Antigenics Inc., Hoffman-La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm, Inc., Meditech Research Limited and others. Nektar Therapeutics is also developing a PEGylated form of irinotecan. Irinotecan is a prodrug of SN38. This product candidate is currently in Phase II for colorectal cancer. Nektar has also commenced trials in breast and ovarian cancer for this product candidate.

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

Even if clinical trials demonstrate the safety and efficacy of our product candidates and all regulatory approvals are obtained, the commercial success of our products depends on gaining market acceptance among physicians, patients, third-party payors or the medical community. The degree of market acceptance will depend on many factors, including:

•	the scope of regulatory approvals, including limitations or warnings contained in a product’s regulatory-approved labeling;

•	establishment and demonstration of clinical efficacy and safety;

•	cost-effectiveness of our products;

•	alternative treatment methods and potentially competitive products; and

•	the availability of third-party reimbursement.

Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with our product candidates. If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may never generate significant revenue from these products, and our business, financial condition and results of operations may be materially harmed.

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

The successful commercialization of our product candidates will depend on obtaining health insurance coverage and reimbursement for use of these products from third-party payors and these payors may not agree to cover or reimburse for use of our products.

Our future revenues and profitability will be adversely affected if U.S. and foreign governmental, private third-party insurers and payors, and other third-party payors, including Medicare and Medicaid, do not agree to defray or reimburse the cost of our products to the patients. If these entities refuse to provide coverage and reimbursement with respect to our products or provide an insufficient level of coverage and reimbursement, our products may be too costly for many patients to afford them, and physicians may not prescribe them. In addition, the limitation on the amount of reimbursement for our products may also reduce our profitability. In the U.S., there have been, and we expect will continue to be, actions and proposals to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting, and attempting to limit, both coverage and level of reimbursement for prescription drugs.

Since our products will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payors our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.

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

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

•	the level of revenues we generate from royalties we receive;

•	the losses we incur;

•	the results of preclinical testing and clinical trials by us, our collaborative partners or our competitors;

•	announcements of technical innovations or new products by us, our collaborative partners or our competitors;

•	the status of our corporate collaborations and supply arrangements;

•	regulatory approvals;

•	developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;

•	public concern as to the safety and efficacy of products developed by us or others; and

•	litigation.

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

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had approximately 45 million shares of common stock outstanding as of December 31, 2009. As of that date, the following securities that may be exercised for, or are convertible into, shares of our common stock were outstanding:

•	Options. Stock options to purchase 8.4 million shares of our common stock at a weighted average exercise price of approximately $10.99 per share;

•

4% convertible senior notes due 2013 (the “2013 convertible notes”). As of December 31, 2009, our 2013 convertible notes could be converted into 26.2 million shares of our common stock at a conversion price of $9.55 per share. The sale of our specialty pharmaceutical business in January 2010 constituted a fundamental change under the indenture agreement for the 2013 convertible notes, which triggered a requirement that we offer to purchase all of the 2013 convertible notes at face value. Accordingly, the note holders had the option of retaining the notes, tendering the notes to us at face value, or converting the notes into shares of our common stock at an enhanced conversion rate as defined in the notes indenture instrument. The offer to repurchase was commenced on February 5, 2010 and expired on March 5, 2010 with no notes having been tendered. During the enhanced conversion period of January 29, 2010 to March 4, 2010, $115.6 million principal amount of notes were converted into approximately 13.5 million shares of our common stock, reducing the principal balance of notes outstanding to $134.5 million. Subsequent to the enhanced conversion period, the original conversion rate of 104.712 shares per $1,000 principal amount of notes is again in effect potentially resulting in the issuance of 14.1 million shares of common stock if the remaining notes were to be converted.

•

Restricted stock units. 0.8 million shares of our common stock issuable in respect of outstanding restricted stock units held by officers, employees and directors. As of March 9, 2010, restricted stock units outstanding may be reduced to 0.3 million primarily as a result of accelerated vesting in connection with the sale of our specialty pharmaceutical business and, subject to certain conditions, the resignation of our chief executive officer.

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

Further, we have in place a stockholder rights plan, commonly known as a “poison pill.” The provisions described above, our stockholder rights plan and provisions of Delaware law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price. We also have agreements with our executive officers that provide for change of control severance benefits which provides for cash severance, restricted stock, restricted stock unit and option award vesting acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition or other change in control. These agreements could discourage a third party from acquiring us.

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

We may not have sufficient funds available or may be unable to arrange for additional financing to satisfy our obligations under our 2013 convertible notes. Our ability to pay cash to holders of the notes or meet our payment and other debt obligations depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond our control. Also, the indenture governing our 2013 convertible notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to meet our payment obligations under the notes and our other obligations and to fund other liquidity needs.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

We sold a 56,000 square foot manufacturing facility in Indianapolis, Indiana, in January 2010 to the purchasers of our specialty pharmaceutical business at which we produced Abelcet, Oncaspar and Adagen for the Products segment and products we manufactured for others on a contract basis (Contract Manufacturing segment). We currently own no real property.

The following are all of the facilities that we currently lease:

Location	Principal Operations	Approx. Square Footage	Approx. Annual Rent	Lease Expiration
20 Kingsbridge Road Piscataway, NJ	Research & Development	56,000	$640,000(1)	July 31, 2021
685 Route 202/206 Bridgewater, NJ	Administrative	51,000	$1.4 million(2)	January 31, 2018
300 Corporate Ct. S. Plainfield, NJ	Subleased	24,000	$228,000(3)	October 31, 2012

(1)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $640,000 to $773,000.

(2)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $1.4 million to $1.5 million.

(3)	Amount shown in table represents our obligation to our landlord. The facility is being subleased by us to a third party for $294,000 per year through October 31, 2012.

We believe that our facilities are well maintained and generally adequate for our present and future anticipated needs.

The research and development activities at the Piscataway facility and the manufacturing facility in Indianapolis support the Products segment. The administrative functions in Bridgewater support all segments.

Item 3.  Legal Proceedings

From time to time, we are engaged in litigation resulting from the ordinary course of our business. There is no pending material litigation to which we are a party or to which any of our property is subject.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the trading symbol “ENZN”.

The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2009 and December 31, 2008 as reported by the NASDAQ Global Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2009
First Quarter	$7.45	$4.70
Second Quarter	8.25	5.40
Third Quarter	8.66	7.05
Fourth Quarter	10.92	8.03
Year Ended December 31, 2008
First Quarter	$9.65	$8.00
Second Quarter	9.85	7.00
Third Quarter	9.48	6.92
Fourth Quarter	7.53	2.95

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on our common stock for our fiscal years ended December 31, 2005 through December 31, 2009 with the cumulative total return over the same period of (i) the Nasdaq Index and (ii) the Nasdaq Pharmaceutical Index.

Total Return To Shareholders
(Includes reinvestment of dividends, if any)

The below comparison displays the annual percentage return in an investment in our common stock, the Nasdaq Index and the Nasdaq Pharmaceutical Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

ANNUAL RETURN PERCENTAGE

Years Ending

Company/Index	12/05	12/06	12/07	12/08	12/09

ENZON PHARMACEUTICALS, INC.	14.20	15.00	11.99	–38.82	80.62

NASDAQ INDEX	7.31	12.46	8.68	–40.75	44.21

NASDAQ PHARMACEUTICAL INDEX	16.78	2.90	–5.07	–7.64	6.74

The below comparison assumes $100 was invested on June 30, 2005 in our common stock, the Nasdaq Index and the Nasdaq Pharmaceutical Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

INDEXED RETURNS

Years Ending

Company/Index	Base Period 6/05	12/05	12/06	12/07	12/08	12/09

ENZON PHARMACEUTICALS, INC.	100	114.20	131.33	147.07	89.97	162.50

NASDAQ INDEX	100	107.31	120.68	131.15	77.70	112.05

NASDAQ PHARMACEUTICAL INDEX	100	116.78	120.16	114.07	105.35	112.45

Holders

As of March 9, 2010, there were 1,279 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. Our board of directors is evaluating options to return most of the value derived from the sale of the specialty pharmaceutical business to stockholders, which may include a special dividend. No final decisions have yet been made.

Repurchase of Equity Securities

Common Stock

In the fourth quarter of 2009, Enzon repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2009–October 31, 2009	—	—	—	—
November 1, 2009–November 30, 2009	—	—	—	—
December 1, 2009–December 31, 2009	193,184	$10.47	193,184	$47,977,000

Total	193,184		193,184	$47,977,000

(1)	Share repurchase program announced December 3, 2009 whereby Enzon board of directors authorized the repurchase of up to $50.0 million of its outstanding shares of common stock.

Item 6.  Selected Financial Data

Set forth below is our selected financial data for the years ended December 31, 2009, 2008, 2007 and 2006, the six-month period ended December 31, 2005 and the fiscal year ended June 30, 2005 (in thousands, except per-share data):

	Year Ended December 31,				Six Months Ended December 31, 2005(1) (2)	Year Ended June 30, 2005
	2009	2008	2007	2006
Consolidated Statement of Operations Data:
Total revenues	$184,622	$196,938	$185,601	$185,653	$73,699	$166,250
Cost of product sales and contract manufacturing	47,616	61,702	54,978	50,121	23,216	46,023
Research and development	70,226	58,089	54,624	42,907	13,812	36,544
Acquired in-process research and development	—	—	—	11,000	10,000	—
Write-down of goodwill and intangibles(3)	—	—	—	—	284,101	—
Gain on sale of royalty interest(4)	—	—	(88,666)	—	—	—
Other operating expenses	66,212	74,094	74,171	71,125	35,485	73,108

Operating income (loss)	568	3,053	90,494	10,500	(292,915)	10,575
Investment income, net	4,312	5,967	10,918	24,670	3,248	4,360
Interest expense	(11,514)	(12,681)	(17,380)	(22,055)	(9,841)	(19,829)

	Year Ended December 31,				Six Months Ended December 31, 2005(1) (2)	Year Ended June 30, 2005
	2009	2008	2007	2006
Other, net	5,008	1,250	954	8,952	(2,776)	(6,768)
Income tax benefit (provision)	2,309	(304)	(1,933)	(758)	10,947	(77,944)

Net income (loss)	$683	$(2,715)	$83,053	$21,309	$(291,337)	$(89,606)

Net income (loss) per common share:
Basic	$0.02	$(0.06)	$1.89	$0.49	$(6.69)	$(2.06)
Diluted	$0.01	$(0.06)	$1.29	$0.46	$(6.69)	$(2.06)
No dividends have been declared.

	December 31,					June 30, 2005
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Current assets	$145,212	$177,425	$281,177	$212,311	$207,215	$213,882
Current liabilities(5)	24,997	36,094	105,482	59,885	31,146	37,854
Total assets(3)	332,749	349,253	420,357	403,830	341,345	650,861
Long-term debt(5)	250,050	267,550	275,000	397,642	394,000	399,000
Total stockholders’ equity(3)	53,283	41,661	36,573	(56,441)	(83,970)	203,502

(1)	The Company adopted new guidance regarding the accounting for share-based compensation effective July 1, 2005 whereby the fair value of such awards is recognized as an operating expense.

(2)

The Company modified its royalty revenue estimation process in December 2005. As a result, there was a one-time one-quarter delay in recognition of certain significant royalty revenues from the six months ended December 31, 2005 into the year ended December 31, 2006.

(3)	The Company recognized impairments of Abelcet-related intangibles ($133.1 million) and goodwill ($151.0 million) in the six months ended December 31, 2005.

(4)	The Company sold a 25-percent interest in its PEGINTRON royalty in August 2007. Refer to Note 16 of the accompanying consolidated financial statements.

(5)

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

Overview

Throughout the periods reflected in this report, we were a biopharmaceutical company dedicated to developing, manufacturing and commercializing important medicines for patients with cancer and other life-threatening conditions. We operated in three business segments: Products, Royalties and Contract Manufacturing. We had a portfolio of four marketed products, Oncaspar, our oncology product for the first-line treatment of patients with acute lymphoblastic leukemia (ALL); DepoCyt, for the treatment of lymphomatous meningitis; Abelcet, for the treatment of invasive fungal infections; and Adagen, for the treatment of severe combined immunodeficiency disease. Our drug development programs utilize several cutting-edge technologies, including our industry-leading PEGylation technology platform. Our PEGylation technology was used to develop two of our products, Oncaspar and Adagen, and has created a royalty revenue stream from licensing partnerships for other products developed using the technology. We also engaged in contract manufacturing for other pharmaceutical companies to broaden our revenue base.

On November 9, 2009, we announced that we had entered into a definitive agreement to sell our specialty pharmaceutical business comprised principally of the Products and Contract Manufacturing segments and the in-process research and development associated with our currently marketed products (the sale of specialty) to Klee Pharmaceuticals, Inc. (now known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the sigma-tau Group). The sale agreement called for a cash payment of $300 million, subject to certain customary working capital adjustments, plus an additional amount of up to $27 million based on certain success milestones. In addition, we may receive royalties of 5 to 10 percent on incremental net sales above a 2009 baseline amount from our four marketed specialty pharmaceutical products through 2014. The sale of specialty was approved by shareholders at a special meeting held January 27, 2010. On January 29, 2010, we consummated the sale of specialty. Pursuant to a transition services agreement, we will perform product-support research and development. We also will provide various general and administrative functions for the purchasing parties for a period of time subsequent to the close of the transaction. In consideration for this work, we will be compensated based upon costs incurred plus a mark-up defined in the transition services agreement.

Following the sale of specialty, we are a biopharmaceutical company dedicated to the discovery and development of important medicines for patients with cancer. Our drug development program utilizes several cutting-edge technologies, including our Customized Linker Technology and the Locked Nucleic Acid (LNA) technology. We currently have three compounds in human clinical development; PEG-SN38, the HIF-1 alpha antagonist and the Survivin antagonist. Our principal royalty revenue streams were not part of the sale of specialty.

Because the sale of specialty was subject to shareholder approval and that approval was not obtained until January 2010, our statements of financial position as of December 31, 2009 and 2008 and results of operations and cash flows for the three years ended December 31, 2009 include the assets, liabilities, results of operations and cash flows of the specialty pharmaceutical operations. Beginning in 2010, the operations and cash flows of the Products and Contract Manufacturing segments will be eliminated from the continuing operations of the Company and will be classified as discontinued operations. Similarly, assets and liabilities of the specialty pharmaceutical business will be presented separately in the balance sheet of the Company.

Throughout the discussion and analysis that follows, the specialty pharmaceutical operations have been included in all historical data as they were an integral part of the Company through December 31, 2009. Reference has been made to the sale, where necessary, for a complete discussion of future trends and financial condition.

Results of Operations

Summary-level overview; year ended December 31, 2009 compared to 2008

Total revenues were down 6 percent, although favorable costs of production resulted in improved gross margin of approximately $7.2 million. Total revenues in 2009 were $184.6 million compared to $196.9 million in 2008. Net product sales rose $2.7 million in 2009. More than offsetting this increase were declines in both royalties and contract manufacturing revenues of $5.4 million and $9.6 million, respectively. Gross margins improved significantly in 2009 to 64 percent of product sales and contract manufacturing compared to 55 percent in 2008. Increased research and development spending of $12.1 million was partially offset by $7.4 million lower selling, general and administrative expense. We realized gains on the repurchase of a portion of our 4% notes, incurred lower investment income and interest expense and were able to utilize certain income tax net operating losses. The net result of all of these factors was net income in 2009 of $0.7 million compared to a net loss in 2008 of $2.7 million.

Summary-level overview; year ended December 31, 2008 compared to 2007

Total revenues in 2008 rose to $196.9 million compared to $185.6 million in 2007. Net product sales and contract manufacturing revenues both rose in 2008, contributing approximately $19.1 million to total revenue growth for the year. Partially offsetting this increase was an 11-percent decline, or $7.8 million, in royalty revenues during 2008. In August 2007, we sold a 25-percent interest in PEGINTRON royalties, so an overall decrease in royalty revenues of 11 percent indicates underlying growth in the segment. Gross margins were slightly improved in 2008 compared to 2007 with efficiencies stemming from the consolidation of our manufacturing facilities beginning to be experienced late in 2008. Spending was up in both research and development and general and administrative areas. We incurred $2.1 million of restructuring charges which was $5.6 million less than in 2007 and interest expense was lower in 2008 than in 2007 by $4.7 million due primarily to the repayment of our 4.5% notes. Also, significantly affecting the year-to-year comparison, was the gain in 2007 of $88.7 million on the sale of the 25-percent interest in PEGINTRON royalties.

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

The percentage changes throughout Management’s Discussion and Analysis are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section. Following is a reconciliation of segment profitability to consolidated (loss) income before income tax (millions of dollars):

Overview

	Year Ended
	December 2009	December 2008	December 2007
Products segment profit	$29.2	$20.1	$8.0
Royalties segment profit	54.1	59.5	156.0	(1)
Contract Manufacturing segment profit	0.9	6.9	4.2
Corporate and other expenses(2)	(85.8)	(88.9)	(83.2)

(Loss) income before income tax	$(1.6)	$(2.4)	$85.0

(1)	Includes $88.7 million gain on sale of 25-percent interest in PEGINTRON royalties.

(2)

We do not allocate certain corporate income and expenses not directly identifiable with the respective segments, including exploratory and preclinical research and development expenses, general and administrative expenses, depreciation, investment income, interest income, interest expense or income taxes. Research and development expense is considered a corporate expense unless it relates to an existing marketed product or a product candidate enters Phase III clinical trials at which time related costs may be chargeable to an operating segment.

Products Segment

Products segment profitability (millions of dollars):

	Year Ended
	December 2009	% Change	December 2008	% Change	December 2007
Revenues	$116.5	2	$113.8	13	$100.7
Cost of product sales	35.4	(22)	45.4	9	41.8
Research and development	24.6	68	14.6	38	10.6
Selling and marketing	26.3	(15)	30.9	(3)	31.9
Amortization of intangibles	0.7	—	0.7	(6)	0.7
Restructuring charge	0.3	(87)	2.1	(73)	7.7

Segment profit	$29.2	45	$20.1	151	$8.0

Revenues

Sales performance of individual products is provided below (millions of dollars):

Product	Year Ended
	December 2009	% Change	December 2008	% Change	December 2007
Oncaspar	$52.4	5	$50.1	29	$38.7
DepoCyt	9.3	3	9.0	5	8.6
Abelcet	22.6	(16)	26.9	(7)	28.9
Adagen	32.2	16	27.8	13	24.5

Totals	$116.5	2	$113.8	13	$100.7

Year ended December 31, 2009 compared to 2008

Net product sales rose 2 percent during 2009, to $116.5 million compared to $113.8 million in 2008. Oncaspar sales rose 5 percent over 2008 levels, DepoCyt sales rose 3 percent and Adagen sales rose 16 percent. The growth in sales of Oncaspar is reflective of its continuing expansion in the pediatric ALL market and adoption in adult and young adult populations. Oncaspar experienced unit growth of 9 percent for the year, however this was partially offset by the negative effect of chargeback claims (see below). Sales of DepoCyt and Adagen tend to fluctuate from period to period given their very small patient populations although improved patient compliance with dosing regimens appears to have contributed to approximately 6 percent volume growth for Adagen in 2009. Both products benefited from a January 2009 price increase however the prior-year chargeback claims also affected DepoCyt. Abelcet continues to experience both competitive and pricing pressures in the marketplace from other therapeutics. Abelcet sales were down 8 percent due to volume declines and approximately 8 percent due to lower average selling price in 2009 compared to 2008.

Also impacting net sales for the full year 2009 were accruals for prior-period chargebacks totaling $2.2 million that had been claimed by certain wholesalers. The adverse effect of the accrual fell most heavily on reported Oncaspar revenues (approximately $1.9 million) with some impact also upon DepoCyt revenues ($0.3 million). Final resolution of this matter is not expected to result in a material adjustment.

Year ended December 31, 2008 compared to 2007

Net product sales grew approximately 13 percent during 2008, rising to $113.8 million from $100.7 million in 2007. Oncaspar and Adagen accounted for the majority of this increase. Oncaspar volume increased 5 percent year-over-year with the remaining Oncaspar revenue growth being attributable to a price increase effective in the first quarter of 2008. This price increase was necessitated by significantly higher raw material cost and expenses related to the development of manufacturing process improvements and transfer of technology from our supplier. Adagen sales were favorably affected by a first-quarter 2008 price increase. Abelcet continued to experience competitive pressures in the marketplace. The 7 percent decline in Abelcet net sales was the result of approximately 3 percent volume reduction and approximately 4 percent decrease in average net selling price. Sales of DepoCyt and Adagen have historically experienced period-to-period fluctuations due to their small patient bases.

Cost of product sales

Cost of sales of marketed products for the year ended December 31, 2009 was $35.4 million or approximately 30 percent of sales compared to 40 percent in 2008. The year-over-year improvements in gross margin reflect, in large part, efficiencies derived across all products from the consolidation of our manufacturing facilities and favorable spending variances. There was also a favorable effect on gross margins attributable to product mix. Cost of product sales for 2008 included $1.9 million immediate amortization of a $5.0 million licensing intangible milestone payment described below that was triggered that year. Also adversely affecting the 2008 margins was the write-off of certain batches of Oncaspar during the third quarter of 2008 amounting to approximately $1.9 million related to the transfer of technology and consolidation of activities at our Indianapolis, Indiana facility.

Cost of sales of marketed products for 2008 increased to $45.4 million, compared to $41.8 million for 2007. Costs rose at a slower rate than did revenues resulting in a decrease in cost of product sales as a percentage of sales, to approximately 40 percent in 2008 from approximately 41 percent in 2007. During the second-quarter of 2008, we recorded $1.9 million of accelerated amortization associated with a $5.0 million licensing milestone payment that was triggered during that quarter in connection with our rights to market and distribute Oncaspar. This was done to reflect the benefit derived from the intangible over the entire life of the agreement. In 2007, we incurred a $1.9 million charge for validation batches produced in connection with the transfer of production of Oncaspar and Adagen from our South Plainfield, New Jersey facility to our Indianapolis facility. The cost of producing Oncaspar, as a percentage of Oncaspar sales, rose nearly 14 percent during 2008 compared to 2007 due primarily to the timing of the effects of raw material price increases under a December 2006 supply agreement. Largely offsetting the rise in Oncaspar costs were improvements in the cost of manufacture of Adagen and Abelcet which together comprise nearly half of total net sales. The improvements in the year-to-year comparisons of Adagen and Abelcet cost profiles were due, in large part, to certain batch write-offs experienced during 2007, including the validation batches referred to above in connection with the transfer of production to our Indianapolis facility. Overall, gross margins were favorably affected by increased selling prices we put into effect early in 2008.

Research and development expenses

Research and development spending related to marketed products has been directed largely towards securing and maintaining a reliable supply of the ingredients used in the production of Oncaspar and Adagen. We have invested in the next generation of L-asparaginase, used in the production of Oncaspar, and recombinant adenosine deaminase enzyme, or ADA, used in the production of Adagen.

Products segment research and development expense was $24.6 million in 2009, 68 percent greater than was incurred during 2008. Through January 2010, we had enrolled 76 patients in the pivotal trial evaluating the next-generation Oncaspar in pediatric ALL. We also completed qualification batches for the scale-up of the improved manufacturing process associated with Oncaspar. In the second half of 2009, we initiated the technology and assay transfer for the recombinant ADA process.

Products segment research and development expense increased $4.0 million or 38 percent during 2008 compared to 2007. During 2008, we transferred the Oncaspar manufacturing process technology to our contract manufacturing organization and initiated our pivotal clinical trial. During the year, we further improved the Adagen process in our process development lab.

Research related to improvement of the manufacturing processes and pharmaceutical properties of both Oncaspar and Adagen are expected to continue under the ownership and direction of the sigma-tau Group. We will support these activities under a transition services agreement between the parties whereby we will provide technology transfer services related to Oncaspar and Adagen. We will be compensated for these services based upon costs incurred plus a specified mark-up defined in the transition services agreement.

Selling and marketing expenses

Selling and marketing expenses consisted primarily of salaries and benefits for our sales and marketing personnel, as well as other commercial expenses and marketing programs to support our sales force. Also included in selling and marketing expenses were the costs associated with our medical affairs function, including a medical science liaison group.

Selling and marketing expenses were lower in 2009 than in 2008 by $4.6 million, or 15 percent. The decrease was attributable to more focused spending on our marketed products in response to market conditions and sales trends. In addition, we experienced some reduced employee compensation expense as a result of the restructuring effort taken early in the year.

Selling and marketing expenses declined $1.0 million or approximately 3 percent in 2008 when compared to 2007 due in large part to the consolidation and realignment of our sales forces in late 2007.

Amortization of acquired intangibles

Amortization expense is principally related to Abelcet intangible assets and remained essentially unchanged at $0.7 million per year for each of the past three years.

Restructuring

As part of our continued efforts to streamline operations, we undertook a reduction in our workforce during the first quarter of 2009. During 2008, the program, initiated in 2007, to consolidate manufacturing operations at our Indianapolis facility was completed and our South Plainfield, New Jersey location was decommissioned. During 2007, in addition to the manufacturing consolidation initiative, we combined our previous two specialized sales forces into one.

The Company incurred the following costs in connection with its restructuring programs during the years ended December 31, 2009, 2008 and 2007 related to the Products segment. Amounts are in thousands.

	Year Ended December 31,
	2009	2008	2007
Employee termination costs:
— 2009 programs	$283	$—	$—
— manufacturing	—	1,299	2,232
— sales forces	—	—	385

	283	1,299	2,617
Write-down of manufacturing assets	—	810	5,124
Other	—	8	—

Restructuring charge	$283	$2,117	$7,741

The $0.3 million cost of employee termination, consisting of severance and related benefits related to the 2009 restructuring was fully paid out by the end of 2009 with no adjustments.

For the manufacturing restructuring, employee termination costs were $1.3 million in 2008 and $2.2 million in 2007. Severance payments related to those costs commenced during 2008 with the successful transfer of production to the Company’s Indianapolis facility and closure of the South Plainfield facility. Payment in 2009 amounted to $1.2 million and in 2008 amounted to $2.3 million. During 2008, prior accruals for certain benefits provided to exiting employees were adjusted downward by $0.2 million based on actual utilization. No severance liability remained as of December 31, 2009.

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

Our use of the leased South Plainfield facility (not included in the sale of specialty) has ended, but we continue to be primarily responsible for the obligations attendant to the continuing operating lease of the facility including returning the facility to its original condition upon expiration, if necessary. Beginning in January 2010, we entered into a sublease of the facility under which we will receive rental income in excess of the rental expense being incurred under the original lease. We may experience additional charges associated with the lease or its termination prior to the contractual expiration of the lease in October 2012.

Sale of specialty

Effective January 29, 2010, the Products Segment was sold to the sigma-tau Group. See Overview above.

Royalties Segment

Royalties segment profitability (millions of dollars):

	Year Ended
	December 2009	% Change	December 2008	% Change	December 2007
Royalty revenue	$54.1	(9)	$59.5	(11)	$67.3
Gain on sale of royalty interest	—	—	—	n.m.	88.7

Segment profit	$54.1	(9)	$59.5	n.m.	$156.0

n.m. — not meaningful

Revenues

The majority of royalty revenue relates to sales of PEGINTRON, a PEG-enhanced version of Schering-Plough’s (now Merck’s) alpha interferon product, INTRON A, which is used for the treatment of chronic hepatitis C. Other royalty revenues and certain licensing revenues relate to the application of our technology to third-party products including those under a cross-license agreement with Nektar Therapeutics, Inc. (Nektar) under which we receive a share of the royalties and licensing income received by Nektar. There are currently two third-party products for which Nektar has granted sublicenses to our PEGylation technology and for which we are participating in royalty and licensing income revenues: UCB’s CIMZIA for the treatment of Crohn’s disease and rheumatoid arthritis in the European Union and OSI and Pfizer’s Macugen for the treatment of neovascular (wet) age-related macular degeneration.

For 2009, we experienced a year-over-year decline in royalty revenues of 9 percent. Royalty revenues from PEGINTRON sales were down 9 percent compared to 2008 levels due in part to the impact of unfavorable foreign exchange variances and, in part to lower sales in the U.S. and internationally. Royalties from Pegasys, CIMZIA and Macugen also decreased in 2009 compared to 2008. By contract, effective in October 2009, we no longer derive royalties on sales of Pegasys. Pegasys accounted for less than 3 percent of total royalties in 2009 and approximately 4 percent of 2008 total royalties. CIMZIA was approved for sale in April 2008 for Crohn’s disease and in May 2009 for rheumatoid arthritis. Macugen continues to experience competition.

PEGINTRON received a recommendation for approval as a treatment in addition to surgery in patients with metastatic melanoma from the U.S. Food and Drug Administration (FDA) Advisory Committee. However, in October 2009, the FDA issued a complete response letter to Merck’s supplemental Biologics License Application regarding PEGINTRON for this indication. Merck has indicated it will work closely with the FDA to respond to outstanding concerns related to the PEGINTRON melanoma filing.

Total royalty revenue in 2008 was $59.5 million, down 11 percent from the 2007 level. Royalties associated with PEGINTRON were approximately 15 percent lower than the prior year. The decline reflects the sale during 2007 of a 25-percent interest in the PEGINTRON royalties partially offset by improvement in the underlying sales of the product. PEGINTRON experienced higher sales in international markets as well as a favorable impact from foreign exchange which was tempered by lower sales in Japan and the U.S. Royalty growth from CIMZIA, Pegasys and Oncaspar in non-U.S. markets also bolstered revenues for the segment in 2008.

The gain in 2007 on the sale of the 25-percent interest in PEGINTRON royalties, net of related costs, was $88.7 million. The purchaser of the royalty interest will be obligated to pay an additional $15.0 million to us in the first quarter of 2012 if it achieves a certain threshold level of royalties on sales of PEGINTRON occurring from July 1, 2007 through December 31, 2011. The $15.0 million contingent gain will be recognized when and if the contingency is removed and collection is assured.

The future revenues to be received from the use of our technology are dependent upon numerous factors outside of our control such as competition and the effectiveness of marketing by our licensees. These factors include the approval of new products that may compete with the products for which we receive royalties, new uses and geographies for PEGINTRON and CIMZIA and changing competition.

Costs and expenses

Current royalty revenues do not require any material specific administrative costs. At some point in the future, costs associated with initiation of new out-licensing agreements that could result in our receipt of a royalty stream and, if necessary, costs necessary to maintain the underlying technology may be charged to the Royalties segment.

Sale of specialty and potential future events

The Royalties Segment was not part of the January 2010 sale of specialty to the sigma-tau Group. Certain specific royalties related to Oncaspar sales in Europe were divested of as part of that transaction, however. The revenues generated from these contracts totaled approximately $2.7 million, $2.6 million and $2.1 million in 2009, 2008 and 2007, respectively. See Overview above.

As indicated in our Current Report on Form 8-K filed February 5, 2010, we are actively exploring the potential sale of all or a portion of the royalties we receive from PEGINTRON, including through the preliminary solicitation of bids. There can be no assurance as to the extent to which any such sale process will proceed or succeed, including whether any agreements will be reached or, if an agreement is reached, whether it will be consummated.

Contract Manufacturing Segment

Contract manufacturing revenues are primarily comprised of revenues from the manufacture of MYOCET and Abelcet for Cephalon for the European market, and through the first half of 2009, the manufacture of an injectable multivitamin, MVI, for Hospira, Inc. (Hospira).

Contract manufacturing segment profitability (millions of dollars):

	Year Ended
	December 2009	% Change	December 2008	% Change	December 2007
Revenues	$14.0	(41)	$23.6	34	$17.6
Cost of sales	12.2	(25)	16.4	23	13.2
General and administrative	0.3	—	0.3	42	0.2
Restructuring	0.6	n.m.	—	—	—

Segment profit	$0.9	(87)	$6.9	67	$4.2

n.m. — not meaningful

Revenues

For the full year 2009, contract manufacturing revenues were down 41 percent to $14.0 million. The reduction in contract manufacturing revenues was primarily attributable to the lack of production of the injectable vitamin, MVI, during the latter half of the year. Other contract revenues were down as well. Our contract for MVI was scheduled to terminate effective April 30, 2010, however, we ceased processing of the product during the third-quarter of 2009 due to a dispute with the customer and the customer’s rejection of a number of batches. Abelcet for export and Myocet both experienced lower volumes during the current year compared to 2008. The comparative decrease in year-over-year contract manufacturing revenue also was partly attributable to $0.9 million of revenue recognized in 2008 for non-routine services for design work for existing customers. No comparable revenues were realized in 2009.

Contract manufacturing revenue for 2008 was 34 percent or $6.0 million higher than the revenues generated during 2007. Contract manufacturing revenue in 2008 was favorably affected by $0.9 million of compensation received in 2008 for certain non-routine services and timing of shipments to our customers (adversely affecting 2007 and having a favorable effect on 2008).

Cost of sales

For the year ended December 31, 2009, Contract Manufacturing cost of sales as a percent of sales was approximately 87 percent, significantly higher than the 69 percent of sales experienced for the full year 2008 primarily as a result of the cancellations of the MVI shipments. We provided reserves of approximately $1.4 million and $1.3 million against raw materials and finished goods inventories, respectively, of MVI during the third quarter of 2009 as a result of the cancellations of MVI shipments discussed above. In addition, unfavorable variances related to the lack of processing of MVI adversely affected third-quarter 2009 margins. Also, cost of sales for 2008, as a percentage of sales, had been favorably affected by the above-referenced non-routine services which contributed $0.9 million of revenues.

Cost of sales for contract manufacturing for 2008 was $16.4 million or approximately 69 percent of sales compared to $13.2 million or approximately 75 percent of sales for 2007. Cost of sales for 2008, as a percentage of sales, was favorably affected by non-routine services which contributed $0.9 million of revenues. In addition, cost of sales for 2007 was adversely affected by certain start-up costs related to a new customer arrangement.

Restructuring

As a result of declining revenues in the contract manufacturing business and the imminent termination of the MVI contract (see above), we took a number of actions during 2009 to control costs including, among other things, the elimination of temporary workers and a reduction in our manufacturing-related workforce. In connection with the reduction in manufacturing-related workforce, we recorded a restructuring charge of $0.6 million in the third quarter of 2009. No additional charges are expected in connection with this reduction in force. As of December 31, 2009, approximately $0.4 million remained in accrued expenses which is expected to be fully paid out by the end of the third quarter of 2010.

Sale of specialty

Effective January 29, 2010, the Contract Manufacturing Segment was sold to the sigma-tau Group. See Overview above.

Non-U.S. Revenue

We had export sales and royalties recognized on export sales of $72.0 million, $77.1 million and $73.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Of these amounts, sales in Europe and royalties recognized on sales in Europe were $43.7 million, $50.3 million and $45.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our non-U.S. product sales and royalties are denominated in U.S. dollars and are included in total revenues.

Corporate and Other Expenses
(Millions of dollars)

	Year Ended
	December 2009	% Change	December 2008	% Change	December 2007
Research and development	$45.6	5	$43.5	(1)	$44.0

General and administrative	37.3	(7)	40.0	19	33.6

Restructuring	0.7	n.m.	—	—	—

Other income (expense):
Investment income, net	(4.3)	(28)	(6.0)	(45)	(10.9)
Interest expense	11.5	(9)	12.7	(27)	17.4
Other, net	(5.0)	301	(1.3)	31	(0.9)

	2.2	(60)	5.4	(1)	5.6

Corporate and other expenses	$85.8	(4)	$88.9	7	$83.2

n.m. — not meaningful

Research and development

Research and development expenses consist primarily of salaries, share-based compensation and benefits; contractor and consulting fees, principally related to clinical and regulatory projects; costs related to research and development partnerships or licenses; drug supplies for preclinical and clinical activities; as well as other research supplies and facilities charges. Research and development expenses related to currently marketed products are excluded from these corporate amounts and are reported in the Products segment. Our research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs may be chargeable to an operating segment. We continue to invest in research and development to build a differentiated oncology business through the development of our current portfolio of product candidates, reinforcing our position as a scientific leader in PEGylation.

The following table summarizes our major research and development projects, including the costs incurred for the years ended December 31, 2009, 2008 and 2007 and the estimated completion dates of the current phase for each project in development (millions of dollars).

	For the year ended December 31,			Current Phase of Development	Estimated Completion of Current Phase
	2009	2008	2007
Program costs
PEG-SN38	$11.9	$8.8	$6.0	Phase II	2011
HIF-1 alpha antagonist	13.0	5.7	6.2	Phase I	2010
Survivin antagonist	8.2	6.9	3.1	Phase I	2010
Additional LNA targets	9.6	17.2	7.6	Preclinical	Ongoing
rhMBL	1.3	4.3	19.6	Discontinued	Discontinued
PEGylation technology and other costs	1.6	0.6	1.5	Research/ Preclinical	Ongoing

Total project costs	$45.6	$43.5	$44.0

For the year ended December 31, 2009, research and development expenses increased 5 percent to $45.6 million. We invested in the following programs during 2009:

PEG-SN38

We conducted two Phase I clinical trials with PEG-SN38 in patients with solid tumors and lymphomas who have had been extensively treated with and progressed on other chemotherapeutic agents to evaluate different dosing schedules for PEG-SN38. These trials completed enrollment in the second quarter of 2009. Results from these studies included findings that the recommended Phase II dose for this product candidate was 9 mg/m2 and that the product was safe and well tolerated by the patients. Therefore, in June 2009, we started enrolling patients in a Phase II trial for patients with metastatic colorectal cancer. This study is designed to evaluate two groups of colorectal patients who have failed two prior therapies, those with K-ras mutation and those that have non-mutated K-ras tumors. The study is expected to enroll approximately 200 patients. K-Ras mutation has been reported to occur in at least 30-40 percent of patients with colorectal cancers. The K-Ras mutation arm is expected to enroll up to 100 patients. The non-mutated K-Ras group will be randomized into two arms; one treated with PEG-SN38 in combination with Erbitux and the other treated with irinotecan in combination with Erbitux. As of February 17, 2010, we have enrolled 61 patients, of which 51 patients were K-Ras mutated. In January 2010, we started enrolling patients in a Phase II trial for patients with metastatic breast cancer. The study is designed to evaluate the efficacy of single-agent PEG-SN38 in two groups of patients who have received prior therapy regimens of anthracycline and taxane or anthracycline, taxane and Xeloda. Irinotecan has been evaluated and shown to be active in patients with breast cancer. All patients will be treated with single agent PEG-SN38 and our primary endpoint is response rate. As of February 17, 2010, we have enrolled 18 patients. We also started enrollment in February 2010 in our Phase I study for pediatric cancer patients. This study is designed to find the recommended dose of PEG-SN38 in pediatric patients. The start-up costs related to the initiation of the two Phase II trials were the primary driver for the increase in 2009 expenditures related to this product candidate.

HIF-1 alpha antagonist

We are currently conducting two Phase I studies in patients with solid tumors and lymphoma to evaluate the safety of the HIF-1 alpha antagonist using two different dosing schedules. We continue to enroll patients on a weekly and a daily schedule. In general, HIF-1 alpha antagonist therapy has been well tolerated, and many patients have received multiple cycles with both the weekly and the daily administration regimen. We have observed stable disease in a number of patients treated with our HIF-1 alpha antagonist. Tumor shrinkage was also seen in patients with renal cell cancer, liver cancer, sarcoma, and cancer of the tonsil. We have recently amended the protocol to require patients to get repeated biopsies of cancer tumors now that biological activity is shown and higher doses are being given. The data will allow us to confirm that the HIF-1 alpha is affecting the cancer target.

Survivin antagonist

The Investigational New Drug (IND) application for our Survivin antagonist was accepted by the FDA in February 2009, triggering a $1.0 million milestone payment. We opened and started enrolling patients in a Phase I study in February 2009. The study is designed to first treat patients with Survivin as a single agent until progression and at such time that patient’s treatment will be changed to Survivin in combination with Taxotere. This allows us to gain dose and safety information both as a single agent and in combination in a single Phase I study. As of February 17, 2010, we had enrolled 17 patients in this study.

Additional LNA targets

Under our agreement with Santaris Pharma A/S (Santaris) we will have the right to develop and commercialize RNA antagonists directed against six additional novel oncology gene targets selected by us. To date, we have received compounds directed at all six of our licensed targets. We are evaluating these compounds in early preclinical studies. In the fourth quarter of 2009, we incurred a $2.0 million milestone for the commencement of preclinical studies for one of our targets.

rhMBL

Although discontinued in 2008, expenses were incurred during 2009 related to closure of clinical study sites and completion of patient study reports.

Corporate research and development for 2008 was relatively unchanged from levels achieved during 2007, declining approximately 1 percent to $43.5 million. Spending on contracted services related to the programs below during 2008 was somewhat less than that which was experienced during 2007 as 2007 included various start-up costs. Partially offsetting the decline in contracted services during 2008 was a rise in share-based compensation expense related to the vesting and amortization of grants made after adoption, in 2005, of the current accounting rules related to such awards. The following activities occurred during 2008:

PEG-SN38

We continued to enroll patients in the Phase I trials that were initiated in 2007. Data from these trials were presented at the EORTC meeting in 2008.

HIF-1 alpha antagonist

The FDA accepted the IND for the HIF-1 alpha antagonist in 2007. During 2008, we continued enrolling patients in our two Phase I studies in patients with solid tumors and lymphoma to evaluate the safety of the HIF-1 alpha antagonist using two different dosing schedules. Contracted services for product supply decreased from 2007 to 2008, as the supply needed for clinical trials was produced during 2007. Start-up costs for the initiation of the Phase I trials were also incurred in 2007.

Survivin antagonist

During 2008, we completed the necessary preclinical and toxicology studies for the filing of the IND application. This filing triggered a $2.0 million milestone, once the application was accepted by the FDA.

Additional LNA targets

During 2008 we accepted four new LNA compounds licensed from Santaris.

rhMBL

During 2008, we decided to discontinue further development on the rhMBL program.

Effective January 29, 2010, as part of the sale of specialty, in-process research and development related to Oncaspar and Adagen was sold to the sigma-tau Group. As part of a transition services agreement with the sigma-tau Group, we will provide resources to facilitate the transfer of certain technologies associated with Oncaspar and Adagen over the next few years. The cost of these services, which have historically been reported in the Products Segment will no longer be reported as a segment expense beginning in 2010. We will be compensated by the sigma-tau Group based upon costs incurred plus a mark-up defined in the transition services agreement.

General and administrative

General and administrative expenses consist primarily of outside professional services for accounting, audit, tax, legal, and financing activities; salaries and benefits for support functions; patent filing fees and facilities costs.

General and administrative spending decreased 7 percent to $37.3 million in 2009 from $40.0 million in 2008. Both years’ expenses included certain costs associated with strategic initiatives ($1.9 million in 2009 and $5.0 million in 2008). These initiatives related to preparations during 2009 to sell the specialty pharmaceutical business and analysis of various alternatives during 2008. General and administrative spending was lower in 2009 due in part to the benefits derived from the first-quarter 2009 restructuring. In addition, a fourth-quarter 2009 adjustment was made to annual executive bonuses and a decision was made to satisfy these bonuses one-

half in cash and one-half in nonvested shares that vest over the twelve months of 2010. The effect of this was to substantially reduce 2009 compensation expense. Offsetting these improvements were the cost of certain organizational and administrative enhancements, including the establishment of a business development function and the post-implementation costs of a newly developed enterprise resource planning (ERP) computer software system. In addition, costs associated with the site at South Plainfield, New Jersey are being recognized in general and administrative expense (previously included in cost of sales) since production activities at that location ceased in late 2008. Such costs include security, utilities, insurance and monthly rental related to the South Plainfield facility. In January 2010, we entered into a sublease of the South Plainfield facility under which we will receive rental income in excess of the rental expense being incurred under the original lease.

General and administrative expenses rose $6.4 million or approximately 19 percent in 2008 compared to 2007. The majority of the increase, approximately $5.0 million, was related to our evaluation of strategic alternatives and improving our capital structure. These costs, which included legal, accounting and professional fees, pertained in part to our study of possible alternative directions for the Company including a spin-off of our biotechnology activities, selling the specialty pharmaceutical business, or selling one or more of our marketed products and our Indianapolis manufacturing facility. We also undertook a solicitation of consent from holders of our 4% convertible notes to amend the notes indenture and we commenced a tender offer for our 4% notes in December 2008. Other costs contributing to the increase in general and administrative expenses included: securing intellectual property rights for certain of our research and development efforts and incremental share-based compensation to employees. For a period of approximately three to four years after the July 2005 adoption of the current rules related to share-based compensation, we experienced upward pressure on share-based compensation expense as amortization of additional grants was layered into the computations.

As part of a transition services agreement with the sigma-tau Group, we will provide certain general, administrative, financial, legal, human resource and information technology services for various periods not to exceed one year. We will be compensated by the sigma-tau Group for these services based upon costs incurred plus a mark-up defined in the transition services agreement. We may experience higher levels of general and administrative expense during 2010 than is expected to be the case in subsequent years. In 2010, we will continue to evaluate our general and administrative costs and the ongoing needs of our residual business.

Restructuring

Corporate restructuring costs associated with the 2009 workforce reduction amounted to $0.7 million during the first quarter of 2009. This represents severance and related costs of terminated employees in general and administrative areas as well as research and development. The payments related to this charge were completed within the year and no accruals remained as of December 31, 2009. We may experience additional charges associated with the South Plainfield lease or its termination prior to its contractual expiration in October 2012.

In relation to the sale of specialty in January 2010, certain employees who were related to specialty but who did not transfer to the employ of sigma-tau Group have been and will be separated from Enzon. Additional severance-related costs approximating $4.1 million will be incurred during 2010 as a direct result. During 2010 as we continue to evaluate the ongoing needs of the residual company, we may incur additional restructuring costs.

Other income (expense)

Other income (expense) for the three years ended December 31, 2009, 2008 and 2007 was: expense of $2.2 million, expense of $5.4 million and expense of $5.6 million, respectively. The repurchase and retirement of our 4% notes and the remaining 4.5% notes during the three years affected the year-to-year comparisons in a number of ways (refer to Liquidity and Capital Resources below).

Net investment income in 2009 was lower than in 2008 by approximately $1.7 million due to a reduction in the amount of investment holdings resulting from the use of proceeds from a portion of our investment holdings to repurchase notes payable. In addition, interest rates were generally lower. Similarly, net investment income in 2008 was lower than in 2007 by approximately $4.9 million due to a reduction in the amount of investment holdings during the year combined with lower interest rates. Outlays for retirement of debt amounted to $15.6 million in 2009 and $72.0 million in 2008. Also, included in net investment income was a non-cash $0.6 million impairment write-down in 2008 of one auction rate security.

Interest expense includes amortization and, when debt is repurchased, write-off, of deferred debt issuance costs. Interest expense has declined over the three-year period through 2009, to $11.5 million in 2009 from $12.7 million in 2008 and $17.4 million in 2007. This was due primarily to the refinancing and repayment of our 4% and 4.5% notes payable throughout this period. As of December 31, 2009, we had $250.0 million of principal amount of 4% notes outstanding. As of December 31, 2008, the 4% notes outstanding amounted to $270.5 million and as of December 31, 2007 we had $275.0 million of 4% notes as well as $72.4 million of 4.5% notes outstanding. The write-off of deferred debt issuance costs was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Significant portions of other income relate to gains realized on repurchase of notes payable. During the first quarter of 2009, we repurchased $20.4 million principal amount of our 4% notes at a discount to par yielding a gross gain of $4.8 million (reflected in other income, net). In 2008, we repurchased $4.5 million principal amount of our 4% notes at a discount to par yielding a gross gain of approximately $1.7 million. We also repurchased a portion of our 4.5% notes early in 2008 at a gross gain of $0.4 million. Losses related to asset disposals and foreign exchange partially offset the 2008 gains on repurchase of notes payable. In 2007, the repurchase of 4.5% notes generated a gross gain of $0.5 million. In each case, the gross gains reflected here are exclusive of the write-off of deferred debt issuance costs.

Income taxes

In November 2009, federal legislation was enacted under which we are able to carryback our 2009 alternative minimum tax net operating losses to the five previous years to offset the alternative minimum taxes that were not available to us for carryback prior to the new legislation. We recorded the impact of the carryback, estimated to be approximately $1.6 million, in the fourth quarter of 2009 and expect to receive a federal income tax cash refund in the first quarter of 2010. Other legislation in 2009 allowed us to make an election to treat certain unused research and alternative minimum tax credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for “eligible qualified property” placed in service through the end of 2008. This provided us with a $0.5 million benefit in 2009. The balance of the 2009 income tax benefit reflects a reduction of $0.4 million to foreign taxes payable due to a transfer price adjustment, Canadian tax liabilities and an adjustment to taxes payable.

Income tax expense in 2008 was primarily comprised of certain state and Canadian taxes. No federal income tax expense was incurred in relation to normal operating results due either to current period operating losses or the utilization of deferred tax assets to offset taxes that would otherwise accrue to operating income. The $1.9 million tax expense recorded in 2007 included a federal income tax provision for alternative minimum tax related to the gain on sale of a royalty interest recognized that year.

Liquidity and Capital Resources

Cash reserves, including cash, cash equivalents, short-term investments and marketable securities, totaled $199.7 million as of December 31, 2009 and $206.9 million as of December 31, 2008. Cash utilized to acquire product rights and property and equipment and to repurchase notes and common stock outstanding more than offset cash generated through operating activities.

Cash provided by operating activities during 2009 was $13.9 million, down $16.6 million from 2008. The most significant influence in this comparison is the fluctuations in operating asset and liability balances. In 2009, this represented a use of cash of approximately $10.8 million; principally increases in accounts receivable and inventories. In 2008, decreases in accounts receivable and inventories partially offset by reductions in accounts payable constituted a net source of cash of approximately $5.9 million. Earnings, adjusted for noncash items, in each year were relatively comparable.

Operating activities provided cash of $30.5 million in 2008, a reduction of $69.9 million compared to the $100.4 million of operating cash flows in 2007. The $88.7 million gain in 2007 from the monetization of a portion of PEGINTRON royalties represented the primary difference between the two years. Changes in various balance sheet accounts comprised the difference (a source of cash in 2008 of approximately $5.9 million and a use of cash in 2007 of approximately $14.1 million).

Investing activities in 2009 included the $5.0 million milestone payment to Sanofi-Aventis that had been accrued for in 2008 as a result of Oncaspar net sales in the U.S. and Canada having exceeded $35.0 million for two consecutive years. Investments in property and equipment of $3.3 million and net purchases of marketable securities of $17.8 million made up the remaining uses of cash in 2009. Cash was provided by investing activities in 2008 in the amount of $82.8 million as a net amount of $90.7 million of marketable securities matured or were liquidated and $7.9 million was invested in plant and equipment. The significant amount of cash derived from investments was used to repurchase our 4.5% notes.

Financing activities in 2009, 2008 and 2007 related almost entirely to the repurchase and refinancing of our long-term debt. The repurchase of a portion of outstanding notes payable constituted a use of cash of $15.6 million in 2009, $74.8 million in 2008 and $49.7 million in 2007. In addition, we expended $2.0 million during December 2009 to repurchase approximately 193,000 shares of the Company’s outstanding common stock pursuant to a share repurchase plan announced December 3, 2009. Per the terms of this repurchase plan, we are authorized to repurchase up to $50.0 million of our outstanding common shares in order to return value to our shareholders. Subsequent to December 31, 2009 and through the time of filing of this report, an additional 182,000 shares were purchased at a cost of $2.0 million. The share repurchase program remains in effect.

As of December 31, 2009, the principal amount of the 4% notes payable outstanding was $250.0 million. The sale of our specialty pharmaceutical business constituted a fundamental change under the indenture for the notes, which triggered a requirement that we offer to purchase all of the notes at face value. On February 5, 2010, we initiated a tender offer to purchase for cash any and all of the notes at face value. The offer expired on March 5, 2010 with no notes having been tendered. The fundamental change also triggered a change in the conversion rate from 104.712 shares per $1,000 principal amount of notes to 116.535 shares per $1,000 principal amount of notes during the period January 29, 2010 to March 4, 2010. During this period, $115.6 million principal amount of the notes were converted into approximately 13.5 million shares of our common stock, reducing the principal balance of the notes outstanding to $134.5 million. Subsequent to the March 4, 2010 enhanced conversion period, the original conversion rate of 104.712 shares per $1,000 principal amount is again in effect.

Effective February 19, 2010, Jeffrey Buchalter, the Company’s President and Chief Executive Officer, resigned from the Company. While final settlement terms remain under negotiation, Mr. Buchalter may receive severance payments including certain insurance benefits of up to $3.8 million which will be expensed during the first quarter of 2010. In addition, approximately 281,000 stock options, 67,000 shares of restricted stock and 225,000 restricted stock units are subject to accelerated vesting as of his date of resignation, subject to certain conditions. The acceleration of vesting of the share-based awards constitutes a noncash charge to first-quarter 2010 of approximately $2.1 million.

Our current sources of liquidity are our cash reserves, interest earned on such cash reserves and royalties — primarily those related to sales of PEGINTRON. In January 2010, we received approximately $300 million net proceeds from the sale of specialty. Once our board of directors has determined the funding needs for the continuing operation of our business, some portion of the value derived from the sale of specialty may be returned to our stockholders. Based upon our current planned research and development activities and related costs, our current sources of liquidity and expected cash outflow from operations, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirements for the near future. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, it is likely that we will need to obtain additional financing to sustain our research and development efforts prior to the time we are able to commercialize any of our product candidates. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. If we are unable to obtain adequate financing, we may be required to curtail our research and development activities and/or license our product candidates to third parties.

As indicated in our Current Report on Form 8-K filed February 5, 2010, we are actively exploring the potential sale of all or a portion of the royalties we receive from PEGINTRON, including through the preliminary solicitation of bids. There can be no assurance as to the extent to which any such sale process will proceed or succeed, including whether any agreements will be reached or, if an agreement is reached, whether it will be consummated.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2009, we were not involved in any off-balance sheet SPE transactions.

Our 4% notes are convertible at the option of the holder into shares of our common stock at a conversion price of $9.55 per share. At December 31, 2009, the potential dilutive effect of conversion of the 4% notes was 26.2 million shares using the conversion price of $9.55 per share or 104.712 shares per $1,000 principal amount of notes. The sale of specialty in January 2010 constituted a fundamental change under the indenture agreement for the 4% notes. One effect of the fundamental change was the triggering of an enhanced conversion period for the notes, as defined in the notes indenture. This period ran from January 29, 2010 to March 4, 2010. During this period, $115.6 million principal amount of the notes was converted into approximately 13.5 million shares of our common stock, reducing the principal amount of notes outstanding to $134.5 million. Subsequent to the enhanced conversion period, the original conversion rate of 104.712 shares per $1,000 principal amount is again in effect. Future potential dilution through conversion of the remaining notes would be approximately 14.1 million shares if all remaining notes were converted.

In addition, stock options to purchase 8.4 million shares of our common stock at a weighted average exercise price of $10.99 per share and 0.8 million restricted stock units were outstanding at December 31, 2009, that represent additional potential dilution.

Contractual Obligations

Our major outstanding contractual obligations relate to our notes payable, including interest, operating lease obligations and our license agreements with collaborative partners.

As of December 31, 2009, we had $250.0 million of 4% convertible senior unsecured notes outstanding. These notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes rank equal to all future senior unsecured debt.

The sale of our specialty pharmaceutical business in January 2010 constituted a fundamental change under the indenture agreement for the 4% notes. This triggered a requirement that we offer to purchase all of the notes at face value and it initiated a period of time during which the note holders could convert their holdings into shares of our common stock at an enhanced rate as defined in the indenture agreement. The enhanced conversion rate triggered by this fundamental change was the average closing price per share of our common stock in the five-trading-day period prior to the closing of the sale of specialty. No notes were tendered as a result of our February 5, 2010 tender offer which expired on March 5, 2010. During the enhanced conversion period of January 29, 2010 to March 4, 2010, notes in the amount of $115.6 million were converted into approximately 13.5 million shares of common stock at a conversion rate of 116.535 shares per $1,000 principal amount of notes reducing the outstanding principal balance of the notes outstanding to $134.5 million. Subsequent to the enhanced conversion period, the original conversion rate of 104.712 shares per $1,000 principal amount of notes is again in effect.

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

We lease three facilities in New Jersey. Future minimum lease payments and commitments for operating leases total $19.5 million at December 31, 2009. In January 2010, we entered into a sublease of the South Plainfield facility under which we will receive rental income in excess of the rental expense being incurred under the original lease. None of these facilities was included in the January 2010 sale of assets of the specialty pharmaceutical business.

We had an exclusive license for the right to sell, market and distribute Pacira’s DepoCyt product. All of our rights and obligations under this agreement with Pacira were transferred to the sigma-tau Group in January 2010 as part of the sale of specialty.

In December 2006, we entered into supply and license agreements with Ovation. Pursuant to the agreements, Ovation committed to supply and we committed to purchase specified quantities of the active ingredient used in the production of Oncaspar during calendar years 2008 and 2009. Additionally, Ovation granted to us a non- exclusive, fully-paid, perpetual, irrevocable, worldwide license to the cell line from which such ingredient is derived. All of our rights and obligations under this agreement with Ovation were transferred to the sigma-tau Group in January 2010 as part of the sale of specialty.

In July 2006, we entered into a license and collaboration agreement with Santaris pursuant to which we obtained exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-l alpha and Survivin gene targets, as well as RNA antagonists directed against six additional gene targets selected by us. We will be responsible for making additional payments upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris is also eligible to receive royalties from any future product sales of products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe. This contractual arrangement was not part of the January 2010 sale of specialty.

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents contractual cash obligations that continue to be the responsibility of Enzon after the sale of specialty, aggregated by type as of December 31, 2009 (in millions):

Contractual Obligations and Commercial Commitments(1) (2)	Payments due by period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Notes payable due June 1, 2013(3)	$250.0	$—	$—	$250.0	$—
Operating lease obligations	19.5	2.0	2.9	4.1	9.5
Interest due on notes payable	35.0	10.0	20.0	5.0	—

Totals	$304.5	$12.0	$22.9	$259.1	$9.5

(1)

Does not include potential milestone payments of $241.1 million, primarily comprised of; $240.0 million to Santaris that are only payable upon successful development of all eight RNA antagonists selected by us.

(2)

Does not include separation payments of up to $3.8 million to be made as a result of the February 2010 resignation of the Chief Executive Officer pursuant to his employment agreement nor does it include separation payments of approximately $4.1 million to be made to exiting employees who had been attached to the specialty pharmaceutical business but who did not transfer to the employ of the sigma-tau Group.

(3)	As a result of the conversions that were effected subsequent to the sale of specialty, as of March 4, 2010, $134.5 million principal amount of notes remain outstanding.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All professional accounting standards effective as of December 31, 2009 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Revenues

Revenues from product sales were recognized when title passed to the customer, generally at the time product was received. For product sales, we recorded a provision at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates and returns. These sales provision accruals are presented as a reduction of the accounts receivable balances except for Medicaid rebates and administrative fees which were recorded as a liability.

We recognized revenues for Abelcet at the time of sale to the wholesaler. Sales of Oncaspar and DepoCyt were recorded when product shipped by our third-party distributor to the end-user was received. Adagen was sold directly to a specialty distributor that then sold the product to end-users. We recognized revenue for Adagen upon sale to the specialty distributor.

With respect to accruals for estimated Medicaid rebates, we evaluated our historical rebate payments by product as a percentage of historical sales. This information was used to estimate the proportion of revenue that would result in a rebate. At the time of subsequent rebate payments, we recorded a reduction to accrued expenses and, at the end of each quarter, adjusted accrued expenses for any differences between estimated and actual payments. Current Medicaid rebate laws and interpretations, and the percentage of our products that were sold to Medicaid patients were also evaluated. Factors that complicated the rebate calculations were the timing of the average manufacturer pricing computation, the lag time between sale and payment of a rebate, which can range up to nine months, and the level of reimbursement by state agencies.

With respect to product returns, our policy was to accept as a return expired unopened product in its original package within six months after expiration. In addition, we would accept returns for recalled or discontinued product. On receipt of the returned product, we would issue a credit to the original purchaser of the product at actual invoice price with a corresponding reduction to the product return accrual. At the end of each quarter we adjusted the product return accrual for any differences between the estimated and actual returns. In accordance with the specifications mandated by the FDA, as returned products had been out of our control, they were destroyed upon return and could not be resold. Product returns were accrued based on our estimate of the quantity expected to be returned at the invoice price. Our estimate was based on historical experience, projected future prescriptions of the products using historical prescription data and the amount and expiry of inventory estimated to be in the distribution channel, based on information obtained from our major customers.

We provided chargeback payments to the wholesalers based on their sales to members of buying groups at prices determined under a contract between ourselves and the member. Administrative fees were paid to buying groups based on the total amount of purchases by their members. Chargeback accruals were based on an estimate of claims not yet submitted by customers, using historical trends and market share data as well as the Company’s estimate of inventory in the distribution channel based on information obtained from its major customers which allowed us to determine the amount and expiry of inventory in the distribution channel. The settlement of the chargebacks generally occurred within three months after the sale to the wholesaler. We regularly analyzed the historical chargeback trends and made adjustments to recorded reserves for changes in trends. In all cases, judgment was required in estimating these reserves and actual claims for rebates, returns and chargebacks could be materially different from the estimates.

We had entered into distribution service agreements with three of our largest customers. We paid these customers a fixed percentage of revenues in exchange for certain distribution-related services. This expense was accrued at the time of sale to the customer and resulted in a reduction of the net revenues recorded by us.

The following is a summary of gross-to-net sales reductions that were accrued on our consolidated balance sheets as of December 31, 2009 and 2008 (in thousands):

	Chargebacks(1)	Cash Discounts(1)	Other (Including Returns)(1)	Medicaid Rebates(2)	Medicaid Administrative Fees(2)	Total
Balance at December 31, 2007	$2,578	$159	$2,046	$1,382	$187	$6,352
Provision related to sales made in current year(3)	22,578	1,700	5,907	3,123	395	33,703
Returns and credits(5)	(22,688)	(1,667)	(5,594)	(2,340)	(545)	(32,834)

Balance at December 31, 2008	2,468	192	2,359	2,165	37	7,221
Provision related to sales made in current year(3)	23,905	1,882	3,885	3,838	474	33,984
Provision related to sales made in prior years(4)	1,539	—	—	—	—	1,539
Returns and credits(5)	(22,153)	(1,856)	(4,426)	(2,999)	(469)	(31,903)

Balance at December 31, 2009	$5,759	$218	$1,818	$3,004	$42	$10,841

(1)	Reported as a reduction of accounts receivable.

(2)	Reported as an accrued liability.

(3)	Approximately 77 percent and 83 percent relates to Abelcet in 2009 and 2008, respectively.

(4)	Certain wholesalers have claimed recovery of chargebacks relating to prior years. We have established a reserve as of December 31, 2009.

(5)	Relates to sales made in the current year.

Other than as disclosed in footnote (4) above, there were no revisions to the estimates for gross-to-net sales adjustments that were material to income from operations for the year ended December 31, 2009.

Royalties under our license agreements with third-parties are recognized when reasonably determinable and earned through the sale of the product by the licensee net of future credits, chargebacks, sales discount rebates and refunds and collection is reasonably assured. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees in the quarter subsequent to the period in which the sales occur.

Revenues from contract manufacturing were recognized when title passed to the customer, generally at the time of shipment. At the request of the customer, certain contract manufacturing arrangements involved the transfer of title of the finished product to the customer prior to shipment. The product in question was manufactured to the unique specifications of the customer and could not be used to fill other orders. If all necessary conditions were met, including: the product was complete and ready for shipment, the risks of ownership had passed to the customer and the customer paid for storage of the product at our facility, we recognized revenue upon transfer of title.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2009, we believe, based on projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Share-Based Payments

Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned. The impact that share-based payment awards will have on our results of operations is a function of the number of shares awarded, vesting and the trading price and fair value of our stock at date of grant or modification. Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of our stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any. Expected volatility is based on our historical stock price information.

Forward-Looking Information and Factors That May Affect Future Results

There are forward-looking statements contained herein which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to:

•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that we will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of products sold by others from which we derive royalty revenues.

•	Decisions by regulatory authorities regarding whether and when to approve our regulatory applications.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of debt securities and time deposits. Essentially all such instruments are classified as securities available-for-sale. Apart from custodial accounts related to the Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers the majority of which are rated A1 or better. We typically invest the majority of our investments in the shorter-end of the maturity spectrum.

The table below presents the amortized cost, fair value and related weighted average interest rates by year of maturity for our available-for-sale securities as of December 31, 2009 excluding primarily those related to our Executive Deferred Compensation Plan (in thousands).

	2010	2011	2012	After 2014	Total	Fair Value
Fixed Rate	$52,445	$40,951	$49,733	$—	$143,129	$144,465
Average Interest Rate	5.47%	4.51%	4.01%	—	4.69%	—
Variable Rate	—	—	—	877	877	319
Average Interest Rate	—	—	—	2.23%	2.23%	—

	$52,445	$40,951	$49,733	$877	$144,006	$144,784

Our 4% convertible senior unsecured notes in the principal amount of $250.0 million at December 31, 2009 are due June 1, 2013 and have a fair value of $293.8 million at December 31, 2009. Our outstanding convertible notes have fixed interest rates. Accordingly, the fair values of the respective issuances will fluctuate as market rates of interest move up or down. Fair values are also affected by changes in the price of our common stock.

Item 8.  Financial Statements and Supplementary Data

Financial statements and notes thereto and the supplemental financial statement schedule appear on pages F-1 to F-42 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of December 31, 2009. Based on that evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three-month period ended December 31, 2009 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has performed an assessment of the effectiveness of Enzon’s internal control over financial reporting as of December 31, 2009 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on the effectiveness of internal control over financial reporting as of December 31, 2009. The auditor’s report follows.

/s/ Ralph del Campo Ralph del Campo Chief Operating Officer (Principal Executive Officer)	/s/ Craig A. Tooman Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
March 12, 2010	March 12, 2010

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited Enzon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enzon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enzon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three- year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 12, 2010

Item 9B.  Other Information

None.

PART III

The information required by Item 10 — Directors, Executive Officers and Corporate Governance; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Reference No.

2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmaceutica, S.A. and Sigma-Tau Finanziaria	(32)
3(i)	Amended and Restated Certificate of Incorporation	(1)
3(ii)	Amended and Restated Bylaws	(2)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(3)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)
4.3	Second Amendment to the Rights Agreement dated as of January 7, 2008 between the Company and Continental Stock Transfer and Trust Company, as rights agent.	(5)
4.4	Third Amendment to the Rights Agreement dated as of July 23, 2009 between the Company and Continental Stock Transfer and Trust Company, as rights agent.	(6)
4.5	Indenture, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(7)
4.6	First Supplemental Indenture, dated August 25, 2008, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(8)
10.1	Lease — 300-C Corporate Court, South Plainfield, New Jersey	(9)
10.2	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(10)
10.3	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(11)
10.4	Lease 300A-B Corporate Court, South Plainfield, New Jersey	(12)
10.5	Modification of Lease Dated May 14, 2003 — 300-C Corporate Court, South Plainfield, New Jersey	(13)
10.6	Lease — 685 Route 202/206, Bridgewater, New Jersey	(14)
10.7	First Amendment of Lease — 685 Route 202/206, Bridgewater, New Jersey	(15)
10.8	Second Amendment to Lease — 685 Route 202/206, Bridgewater, New Jersey	(15)
10.9	Third Amendment to Lease — 685 Route 202/206, Bridgewater, New Jersey	(15)
10.10	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(1)
10.11	Development, License and Supply Agreement between the Company and Schering Corporation; dated November 14, 1990, as amended*	(16)

Exhibit Number	Description	Reference No.

10.12	Executive Deferred Compensation Plan (2008 Restatement)**	(17)
10.13	Form of Non-Qualified Stock Option Agreement between the Company and Craig A. Tooman**	(18)
10.14	Amended and Restated Severance Agreement with Paul S. Davit dated May 7, 2004**	(18)
10.15	Amended and Restated Severance Agreement with Ralph del Campo dated May 7, 2004**	(18)
10.16	2007 Outside Director Compensation Plan, as amended**	(19)
10.17	Employment Agreement with Ivan D. Horak, M.D. dated September 2, 2005, along with a form of Stock Option Award Agreement and Restricted Stock Unit Award Agreement between the Company and Dr. Horak executed as of September 2, 2005*,**	(20)
10.18	Form of Non-Qualified Stock Option Agreement for Executive Officers**	(21)
10.19	Form of Restricted Stock Award Agreement for Executive Officers**	(21)
10.20	Form of Restricted Stock Unit Award Agreement for Executive Officers**	(22)
10.21	Form of Restricted Stock Unit Award Agreement for Independent Directors**	(20)
10.22	Form of Stock Option Award Agreement for Independent Directors 1987 Non-Qualified Stock Option Plan**	(20)
10.23	Form of Stock Option Award Agreement for Independent Directors 2001 Incentive Stock Plan**	(20)
10.24	Amended and Restated Employment Agreement with Craig A. Tooman dated June 18, 2008	(23)
10.25	2007 Employee Stock Purchase Plan	(24)
10.26	Amended and Restated Employment Agreement with Jeffrey H. Buchalter dated April 27, 2007**	(25)
10.27	Amendment dated February 21, 2008 to Amended and Restated Employment Agreement with Jeffrey H. Buchalter**	(26)
10.28	Amendment No. 2 dated July 23, 2009 to Amended and Restated Employment Agreement with Jeffrey H. Buchalter**	(27)
10.29	Purchase Agreement between the Company and Drug Royalty LP1 dated as of August 19, 2007	(28)
10.30	Amendment to Amended and Restated Severance Agreement with Paul S. Davit dated November 6, 2007**	(29)
10.31	Amendment to Amended and Restated Severance Agreement with Ralph del Campo dated November 6, 2007**	(29)
10.32	License and Collaboration Agreement dated July 26, 2006 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(30)
10.33	Amendment No.1 to License and Collaboration Agreement, dated June 13, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(30)
10.34	Amendment No. 2 to License and Collaboration Agreement, dated June 25, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(30)
10.35	Amendment No. 3 to License and Collaboration Agreement, dated December 21, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(30)
10.36	Amendment No. 4 to License and Collaboration Agreement, dated July 8, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(31)
10.37	Amendment No. 5 to License and Collaboration Agreement, dated October 2, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(31)
10.38	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(30)

Exhibit Number	Description	Reference No.

10.39	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(30)
10.40	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(30)
10.41	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(30)
12.1	Computation of Ratio of Earnings to Fixed Charges	+
21.1	Subsidiaries of Registrant	+
23.0	Consent of Independent Registered Public Accounting Firm	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed May 19, 2006

(2)	Current Report on Form 8-K filed January 21, 2010

(3)	Form 8-A12G (File No. 000-12957) filed May 22, 2002

(4)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003

(5)	Current Report on Form 8-K filed January 8, 2008

(6)	Form 8-A/A filed July 24, 2009

(7)	Current Report on Form 8-K filed May 25, 2006

(8)	Current Report on Form 8-K filed August 25, 2008

(9)	Registration Statement on Form S-18 (File No. 2-88240-NY)

(10)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 filed May 12, 1995

(11)	Transition Report on Form 10-K for the six months ended December 31, 2005.

(12)	Annual Report on Form 10-K for the fiscal year ended June 30, 1993

(13)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003

(14)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002

(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed November 2, 2006

(16)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002

(17)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 1, 2007

(18)	Annual Report on Form 10-K for the fiscal year ended June 30, 2005

(19)	Quarterly report on Form 10-Q for the quarter ended June 30, 2007 filed August 2, 2007

(20)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(21)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(22)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(23)	Current Report on Form 8-K filed June 20, 2008

(24)	Form S-8 (File No. 333-140282) filed January 29, 2007

(25)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 4, 2007

(26)	Annual Report on Form 10-K for the year ended December 31, 2007

(27)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 5, 2009

(28)	Current Report on Form 8-K filed August 20, 2007

(29)	Current Report on Form 8-K filed November 13, 2007

(30)	Annual Report on Form 10-K for the year ended December 31, 2008

(31)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 3, 2009

(32)	Current Report on Form 8-K filed November 12, 2009

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 12, 2010

/s/ Ralph del Campo Ralph del Campo Chief Operating Officer (Principal Executive Officer)

Dated: March 12, 2010

/s/ Craig A. Tooman Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Ralph del Campo Ralph del Campo	Chief Operating Officer (Principal Executive Officer)	March 12, 2010
/s/ Craig A. Tooman Craig A. Tooman	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010
/s/ Alexander J. Denner Alexander J. Denner	Chairman of the Board	March 12, 2010
/s/ Rolf A. Classon Rolf A. Classon	Director	March 12, 2010
/s/ Robert LeBuhn Robert LeBuhn	Director	March 12, 2010
Harold Levy	Director	March 12, 2010
/s/ Victor P. Micati Victor P. Micati	Director	March 12, 2010
/s/ Richard C. Mulligan Richard C. Mulligan	Director	March 12, 2010
/s/ Robert C. Salisbury Robert C. Salisbury	Director	March 12, 2010

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzon Pharmaceuticals Inc.’s. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 12, 2010

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$50,440	$79,711
Short-term investments	53,670	64,473
Accounts receivable, net	15,698	11,692
Inventories	17,734	16,268
Other current assets	7,670	5,281

Total current assets	145,212	177,425
Property and equipment, net	39,237	44,585
Marketable securities	95,636	62,678
Amortizable intangible assets, net	49,801	60,654
Other assets	2,863	3,911

Total assets	$332,749	$349,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,265	$4,443
Notes payable	—	2,950
Accrued expenses and other	20,732	28,701

Total current liabilities	24,997	36,094
Notes payable	250,050	267,550
Other liabilities	4,419	3,948

Total liabilities	279,466	307,592

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock — $.01 par value, authorized 170,000,000 shares; issued and outstanding: 45,256,902 shares and 45,031,908 shares at December 31, 2009 and 2008, respectively	453	450
Additional paid-in capital	352,047	345,088
Accumulated other comprehensive income (loss)	2,328	(1,649)
Accumulated deficit	(301,545)	(302,228)

Total stockholders’ equity	53,283	41,661

Total liabilities and stockholders’ equity	$332,749	$349,253

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product sales, net	$116,467	$113,789	$100,686
Royalties	54,149	59,578	67,305
Contract manufacturing	14,006	23,571	17,610

Total revenues	184,622	196,938	185,601

Costs and expenses:
Cost of product sales and contract manufacturing	47,616	61,702	54,978
Research and development	70,226	58,089	54,624
Selling, general and administrative	63,935	71,310	65,723
Amortization of acquired intangible assets	667	667	707
Restructuring charge	1,610	2,117	7,741

Total costs and expenses	184,054	193,885	183,773

Gain on sale of royalty interest	—	—	88,666

Operating income	568	3,053	90,494
Other income (expense):
Investment income, net	4,312	5,967	10,918
Interest expense	(11,514)	(12,681)	(17,380)
Other, net	5,008	1,250	954

(Loss) income before income tax (benefit) provision	(1,626)	(2,411)	84,986
Income tax (benefit) provision	(2,309)	304	1,933

Net income (loss)	$683	$(2,715)	$83,053

Earnings (loss) per common share — basic	$0.02	$(0.06)	$1.89

Earnings (loss) per common share — diluted	$0.01	$(0.06)	$1.29

Weighted-average shares — basic	45,186	44,398	43,927

Weighted-average shares — diluted	45,749	44,398	72,927

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Number of Shares	Par Value
Balance, December 31, 2006	43,999	$440	$326,099	$(414)	$(382,566)	$(56,441)

Net income	—	—	—	—	83,053	83,053
Other comprehensive income:
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	519	—	519
Currency translation adjustment	—	—	—	221	—	221

Total comprehensive income	—	—	—	—	—	83,793
Exercise of stock options	114	1	576	—	—	577
Share-based compensation	23	—	8,099	—	—	8,099
Issuance of stock for employee stock purchase plan	64	1	544	—	—	545

Balance, December 31, 2007	44,200	$442	$335,318	$326	$(299,513)	$36,573

Net loss					(2,715)	(2,715)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	(1,723)	—	(1,723)
Currency translation adjustment	—	—	—	(252)	—	(252)

Total comprehensive loss	—	—	—	—	—	(4,690)
Exercise of stock options	40	—	284	—	—	284
Share-based compensation	663	7	8,321	—	—	8,328
Issuance of stock for employee stock purchase plan	129	1	1,165	—	—	1,166

Balance, December 31, 2008	45,032	$450	$345,088	$(1,649)	$(302,228)	$41,661

Net income					683	683
Other comprehensive loss:
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	3,247	—	3,247
Currency translation adjustment	—	—	—	730	—	730

Total comprehensive income	—	—		—	—	4,660
Exercise of stock options	9	—	56	—	—	56
Share-based compensation	357	4	8,122	—	—	8,126
Issuance of stock for employee stock purchase plan	113	1	794	—	—	795
Stock repurchase	(193)	(2)	(2,013)	—	—	(2,015)

Balance, December 31, 2009	45,318	$453	$352,047	$2,328	$(301,545)	$53,283

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$683	$(2,715)	$83,053
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,283	20,123	16,874
Write-down and sale of manufacturing assets	232	977	5,098
Amortization of debt securities premium/discount	(355)	(2,549)	28
Write-off and amortization of debt issuance costs	1,364	1,345	1,776
Loss on sale of marketable securities	11	253	—
Loss on impairment of available-for-sale securities	—	645	—
Gain on redemption of notes payable	(4,848)	(2,108)	(519)
Share-based compensation	8,296	8,610	8,268
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(4,006)	3,235	332
(Increase) decrease in inventories	(1,466)	6,029	(4,679)
(Increase) decrease in other current assets	(2,705)	938	(902)
Decrease in accounts payable	(178)	(4,998)	(15,340)
(Decrease) increase in accrued expenses and other	(2,421)	722	6,442

Net cash provided by operating activities	13,890	30,507	100,431

Cash flows from investing activities:
Purchase of property and equipment	(3,314)	(7,886)	(17,563)
Purchase of product rights	(5,000)	—	(17,500)
Proceeds from sale of marketable securities	33,188	69,336	205,618
Purchase of marketable securities	(109,791)	(126,514)	(412,887)
Maturities of marketable securities	58,770	147,855	209,727

Net cash (used in) provided by investing activities	(26,147)	82,791	(32,605)

Cash flows from financing activities:
Proceeds from exercise of common stock options and value of employee stock purchase plan shares	852	1,450	1,122
Repurchase of common stock	(2,015)	—	—
(Redemption) proceeds from employee stock purchase plan	(249)	(307)	131
Redemption of notes payable	(15,602)	(74,783)	(49,732)

Net cash used in financing activities	(17,014)	(73,640)	(48,479)

Net (decrease) increase in cash and cash equivalents	(29,271)	39,658	19,347
Cash and cash equivalents at beginning of year	79,711	40,053	20,706

Cash and cash equivalents at end of year	$50,440	$79,711	$40,053

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)  Company Overview

Throughout the periods reflected in this report, Enzon Pharmaceuticals, Inc. (Enzon or the Company) has been a biopharmaceutical company dedicated to developing, manufacturing and commercializing important medicines for patients with cancer and other life-threatening conditions. The Company operated in three business segments: Products, Royalties and Contract Manufacturing. Product sales revenues were comprised of sales of four U.S. Food and Drug Administration (FDA) approved products, Oncaspar, an oncology product for the first-line treatment of patients with acute lymphoblastic leukemia (ALL); DepoCyt, for the treatment of lymphomatous meningitis; Abelcet, for the treatment of invasive fungal infections; and Adagen, for the treatment of severe combined immunodeficiency disease. In addition, as part of its Products segment, Enzon conducted a research and development program directed toward improved sourcing of Oncaspar and Adagen. The Company derived income from royalties on sales of products by other companies that use its proprietary PEGylation technology, including PEGINTRON, marketed by Merck, Macugen marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc., Pegasys marketed by Hoffmann-La Roche and CIMZIA marketed by UCB Pharma. The Company manufactured products for third parties in its Contract Manufacturing operations.

On November 9, 2009, Enzon announced that it had entered into a definitive agreement to sell the specialty pharmaceutical business comprised principally of the Products and Contract Manufacturing segments and the in-process research and development associated with its currently marketed products to Klee Pharmaceuticals, Inc. (now known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the sigma-tau Group) (the sale of specialty). The sale of specialty was approved by shareholders at a special meeting held January 27, 2010 and on January 29, 2010, the Company consummated the sale. See Note 2, Subsequent Events noted below.

Following the sale of specialty, Enzon is a biopharmaceutical company dedicated to the discovery and development of important medicines for patients with cancer. The Company’s drug development program utilizes several cutting-edge technologies, including its Customized Linker Technology and the Locked Nucleic Acid (LNA) technology. The Company currently has three compounds in human clinical development; PEG-SN38, the HIF-1 alpha antagonist and the Survivin antagonist. The Company’s principal royalty revenue stream was not part of the sale of specialty.

The Company’s continuing business is subject to significant risks and uncertainties including, but not limited to:

•	The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by it or its collaborative partners.

•	The risk that the Company will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of products sold by others from which the Company derives royalty revenues.

•	Decisions by regulatory authorities regarding whether and when to approve the Company’s regulatory applications.

•	The risk that the Company will fail to obtain adequate financing to meet its future capital and financing needs.

•	The risk that key personnel will leave the Company.

(2)  Subsequent Events

Sale of specialty

On January 29, 2010, the Company consummated the sale of specialty. The sale was approved by shareholders at a special meeting held January 27, 2010.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The asset purchase agreement for the sale of specialty to the sigma-tau Group was signed on November 9, 2009. The cash purchase price was $300 million, subject to certain customary working capital adjustments, plus an additional amount of up to $27 million based on certain success milestones. In addition, the Company may receive royalties of 5 to 10 percent on incremental net sales above a 2009 baseline amount from Enzon’s four marketed specialty pharmaceutical products through 2014. Pursuant to a transition services agreement, Enzon will perform product-support research and development. Enzon also will provide various general and administrative functions for the purchasing parties for periods of time subsequent to the close of the transaction not to exceed one year. In consideration for this work, Enzon will be compensated based upon costs incurred plus a mark-up defined in the transition services agreement.

The transaction will be accounted for principally as a discontinued operation beginning in the first quarter of 2010. Additional information related to the assets and liabilities being sold and the anticipated effects of the transaction on the Company’s financial position, results of operations and cash flows is provided in Note 26 below, Discontinued Operations. The sale of the in-process research and development will be treated as an asset sale in the first quarter of 2010 and will not be considered as part of discontinued operations for accounting purposes due to the Company’s significant continuing involvement with sigma-tau Group’s research efforts.

The sale of specialty and related assets is subject to federal and state income taxes. The asset sale (excluding any taxes payable on the milestone or royalty payments) is not expected to result in a significant federal tax liability due to the tax basis the Company has in the disposed assets and the availability of net operating loss carryforwards. The Company does anticipate that it will incur a nominal amount of alternative minimum tax in connection with the transaction.

Apart from repurchase of some or all of the Company’s outstanding 4% notes payable, the board of directors is considering alternatives as to how to use the net proceeds of the sale. The board has indicated its intention to return most of such value to stockholders with any retained net proceeds to be used for working capital and other general corporate purposes.

Conversion of Notes Payable

The sale of specialty constituted a fundamental change as that term is defined in the indenture to the Company’s 4% convertible senior notes payable, due 2013. Pursuant to the terms and conditions of the indenture, the Company made an offer in February 2010 to repurchase any or all of the outstanding notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. The fundamental change also triggered a change in the conversion rate for the notes. For the period extending from January 29, 2010 to March 4, 2010, holders of the notes had the opportunity to convert their notes into shares of common stock of the Company at an enhanced rate of conversion.

No notes were tendered pursuant to the February offer which expired on March 5, 2010. During the enhanced conversion period, $115.6 million principal amount of notes were converted into approximately 13.5 million shares of common stock of the Company, reducing the principal balance of the notes outstanding as of March 5, 2010 to $134.5 million. See Note 10 below captioned Notes Payable for more information.

Acceleration of Vesting of Share-Based Compensation Awards

In connection with the sale of specialty, the board of directors of the Company elected to accelerate the vesting of certain share-based awards granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale. The acceleration applied to all employees other than executives and members of the board of directors. The acceleration resulted in a noncash expense in the fourth quarter of 2009 of $0.6 million and an additional expense will be recognized in the first quarter of 2010 of approximately $1.0 million. These charges primarily represent an acceleration of expense recognition pursuant to the original award and, to a lesser extent, an adjustment, in certain cases, to recognize the modification of the award in contemplation of the sale. See Notes 17 and 18 below relating to Stock Options, Restricted Stock and Restricted Stock Units (Nonvested Shares) for more information.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

At the time of the Company’s February 17, 2010 press release of earnings, the affected employees had not been fully identified and the full measure of the effect of this acceleration on 2009 results of operations was not known. Subsequently, the revised impact was recorded and included in the financial statements contained in this report. Fourth quarter 2009 expense was increased and additional paid in capital was correspondingly increased by approximately $0.4 million or $0.01 per basic and diluted share. There was no impact on basic earnings per share for the full year 2009 and a $0.01 cent per share reduction in diluted earnings per share from that reported on February 17, 2010. This was a noncash entry not considered material to the Company’s results of operations for 2009.

Resignation of Chief Executive Officer

Effective February 19, 2010, Jeffrey Buchalter, the Company’s President and Chief Executive Officer, resigned from the Company. While final settlement terms remain under negotiation, Mr. Buchalter may receive severance payments including certain insurance benefits of up to $3.8 million which will be expensed during the first quarter of 2010. In addition, approximately 281,000 stock options, 67,000 shares of restricted stock and 225,000 restricted stock units are subject to accelerated vesting as of his date of resignation, subject to certain conditions. The acceleration of vesting of the share-based awards constitutes a noncash charge to first-quarter 2010 of approximately $2.1 million.

(3)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Assets and liabilities of the Company’s Canadian operations are translated into U.S. dollar equivalents at rates in effect at the balance sheet date. Currency translation adjustments are recorded in stockholders’ equity in accumulated other comprehensive income (loss).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and disclosures about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation of accounts receivable, inventories, certain investments, intangible assets and other long-lived assets, legal and contractual contingencies and assumptions used in the calculation of share-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, the current economic environment and other factors that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods.

Financial Instruments

The carrying values of cash, cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, included in the Company’s consolidated balance sheets approximated their fair values at December 31, 2009 and 2008 due to their short-term nature. Short-term investments and marketable securities are carried on the consolidated balance sheets at fair value based primarily on quoted market prices. The carrying value of the Company’s 4% convertible senior unsecured notes outstanding at December 31, 2009 and 2008 was $250.0 million and $270.5 million, respectively, and the fair value of these notes was $293.8 million

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

and $201.0 million at December 31, 2009 and 2008, respectively. Fair value of the Company’s notes payable is based on quoted market prices.

Cash Equivalents

The Company considers all highly liquid debt instruments with remaining maturities at the date acquired not exceeding three months to be cash equivalents. Cash equivalents consist primarily of money market funds. As of December 31, 2009 and 2008, the Company held $33.8 million and $41.5 million of cash equivalents, respectively.

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

Revenue Recognition

The Company ships product to customers primarily FOB destination and utilizes the following criteria to determine appropriate revenue recognition: persuasive evidence of an arrangement exists, delivery has occurred, selling price is fixed and determinable and collection is reasonably assured. Revenues from product sales are recognized when title passes to the customer, generally at the time of receipt. For product sales, a provision is made at the time of shipment for estimated future credits, chargebacks, sales discounts, rebates, returns (estimates of these adjustments are based on historical trends) and distribution service fees. See Accruals for Medicaid Rebates, Returns, Chargebacks and Distribution Service Fees below for further information regarding these sales provisions.

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

Revenues from contract manufacturing are recognized when title passes to the customer, generally at the time of shipment. At the request of the customer, certain contract manufacturing arrangements involve the transfer of title of the finished product to the customer prior to shipment. The product in question is manufactured to the unique specifications of the customer and cannot be used to fill other orders. If all necessary conditions are met, including: the product is complete and ready for shipment, the risks of ownership have passed to the customer and the customer pays for storage of the product at the Company’s facility, the Company will recognize revenue. At December 31, 2009, there was approximately $0.6 million of such sales being held at the request of the customer.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Accruals for Medicaid Rebates, Returns, Chargebacks and Distribution Service Fees

At the time the Company records the sale, an accrual for Medicaid rebates, returns, and chargeback’s as well as distribution service fees is recorded. These sales provision accruals, except for rebates which are recorded as a liability, are presented as a reduction of accounts receivable. With respect to accruals for estimated Medicaid rebates, the Company evaluates its historical rebate payments by product as a percentage of historical sales. This information is used to estimate the proportion of revenue that will result in a rebate. At the time of subsequent rebate payments, the Company records a reduction to accrued expenses and, at the end of each quarter, adjusts accrued expenses for any differences between estimated and actual payments. With respect to product returns, the Company’s policy is to accept as a return expired unopened product in its original package within six months after expiration. In addition, the Company will accept returns for recalled or discontinued product. On receipt of the returned product the Company will issue a credit to the original purchaser of the product at actual invoice price with a corresponding reduction to the product return accrual. At the end of each quarter the Company adjusts the product return accrual for any differences between the estimated and actual returns. In accordance with the specifications mandated by the FDA, as returned products have for a period of time been out of the Company’s control, they are destroyed upon return and cannot therefore be resold. Product returns are accrued based on the Company’s estimate of the quantity expected to be returned at the invoice price. The Company’s estimate is based on historical experience, projected future prescriptions of the products using historical prescription data and the amount and expiry of inventory estimated to be in the distribution channel, based on information obtained from the Company’s major customers. Chargeback accruals are based on an estimate of claims not yet submitted by customers, using historical trends and market share data as well as the Company’s estimate of inventory in the distribution channel based on information obtained from its major customers. In all cases, judgment is required in estimating these reserves and actual claims for rebates, returns and chargeback’s could be materially different from the estimates. The Company has entered into distribution service agreements with three of its largest customers. The Company pays these customers a fixed percentage of revenues in exchange for certain distribution-related services. This expense is accrued at the time of sale to the customer and results in a reduction of the net revenues recorded by the Company.

These sales provision accruals totaled $7.8 million, including $5.8 million in reserves for chargebacks, as of December 31, 2009. At December 31, 2008 these sales provision accruals totaled $5.0 million, including $2.5 million in reserves for chargebacks.

Accounts Receivable

The Company records its allowance for doubtful accounts by applying historical collection percentages to its aged accounts receivable balances and by analyzing the collectability of known risks. The Company ages its accounts receivable based on its terms of sales.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are tested for impairment when impairment indicators are present. Impairment indicators are events or circumstances that may be indicative of possible impairment such as a significant adverse change in legal factors or in business climate, a current-period operating loss combined with a history of operating losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. Testing for the recoverability of an asset group is performed initially by comparing the carrying amount of the asset group to the future undiscounted net cash flows to be generated by the assets. If the undiscounted net cash flow stream exceeds the carrying amount, no further analysis is required. However, if this test shows a negative relationship, the fair value of the asset group must be determined and the Company would record an impairment charge for any excess of the carrying amount over the fair value. These evaluations involve amounts that are based on management’s best estimates and judgment. Actual results may differ from these estimates. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

Deferred Financing Costs

Costs incurred in issuing the Company’s notes payable have been recorded as deferred financing costs and are included within the balances of other assets and other current assets in the accompanying consolidated balance sheets. Such amounts are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related financing. The amortization of deferred financing costs is included in interest expense in the accompanying consolidated statements of operations. At the time of repurchase or other extinguishment of notes, a pro rata amount of deferred financing costs is written off to interest expense.

Research and Development

All research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: salaries, share-based compensation and benefits, administrative support costs, clinical trials, clinical manufacturing costs and contract services. Non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in future periods are capitalized and amortized over the period of expected benefit. Costs to acquire in-process research and development projects and technologies that have no alternative future use at the date of acquisition are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be resolved. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change. A valuation allowance is established to reduce the deferred tax assets to the amounts that are more likely than not to be realized from operations.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Transactions

Gains and losses from foreign currency transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the Company’s consolidated statements of operations. The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded the impact of foreign currency transaction gains of $14,000, losses of $559,000 and gains of $368,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Gains and losses from foreign currency transactions are included as a component of other income (expense).

Concentrations of Risk

The Company’s holdings of financial instruments are comprised principally of debt securities and time deposits. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated securities while at the same time seeking to achieve a favorable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests the majority of its investments in the shorter-end of the maturity spectrum, and at December 31, 2009 the majority of its holdings were in instruments maturing in two years or less, or having a market that enables flexibility in terms of timing of disposal.

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

The Company’s top three wholesalers accounted for 40 percent, 41 percent and 38 percent of gross product sales for the years ended December 31, 2009, 2008 and 2007, respectively, and 55 percent and 56 percent of the gross accounts receivable balance at December 31, 2009 and 2008, respectively.

Share-Based Compensation Plans

The Company recognizes the cost of all share-based payment transactions at fair value. Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned. Compensation costs for option and share awards to employees associated with the manufacturing process are largely embodied in product standard costs and production variances and consequently flow through to cost of product sales and contract manufacturing as inventory is sold.

The impact that share-based payment awards will have on our results of operations is a function of the number of shares awarded, vesting and the trading price of our stock at date of grant or modification, combined with the application of the Black-Scholes valuation model. Fair value of share-based payments is determined using the Black-Scholes valuation model which employs weighted average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any. Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Cash Flow Information

Cash payments for interest were approximately $10.2 million, $13.0 million and $16.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. There were $0.2 million, $2.5 million and $0.5 million of income tax payments made for the years ended December 31, 2009, 2008 and 2007, respectively.

In December 2009, the Company accrued for a $1.0 million milestone payment to Santaris which was paid in March 2010. During 2008, the Company recognized a $5.0 million liability to Sanofi-Aventis, related to its license of rights to market and distribute Oncaspar in the U.S., and a $1.0 million milestone payment to Santaris as a result of its successful filing of an Investigational New Drug application for its Survivin antagonist. These amounts were paid in January 2009.

Reclassifications

Certain immaterial amounts previously reported have been reclassified to conform to the year ended December 31, 2009 presentation.

(4)  Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification), “Generally Accepted Accounting Principles — Overall” (ASC 105-10). The Codification established one source for all U.S. GAAP. The Codification supersedes, but does not change, all then-existing non-SEC accounting and reporting standards. Throughout this report, references provided to applicable portions of the Codification also include reference to the original FASB standard (SFAS), staff position (FSP) or consensus of the Emerging Issues Task Force (EITF).

During the quarter ended June 30, 2009, the Company adopted the provisions of ASC 320-10-65-1, “Investments — Debt and Equity Securities” (FSP FAS 115-2) related to recognition and presentation of other-than-temporary impairments of debt securities. Also, during the quarter ended June 30, 2009, the Company adopted the provisions of ASC Subtopic 820-10 (FSP FAS 157-4), related to the determination of fair value when the volume and level of activity for an asset or liability have significantly decreased. The adoption of the new rules had no material effect on the Company’s financial position or results of operations.

During the quarter ended June 30, 2009, the Company adopted the provisions of ASC 855-10, “Subsequent Events — Overall” (SFAS No. 165). The statement establishes general standards by which to account for and disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new standard had no material effect on the Company’s financial statements.

Effective January 1, 2009, the Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures — Overall” related to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities (SFAS No. 157), as provided for by ASC paragraph 820-10-50-8A (FSP FAS 157-2). The full adoption of ASC 820-10 had no material effect on the Company’s financial statements.

On January 1, 2009, a number of accounting rules became effective that may have future implications to the Company including: ASC Topic 805 (SFAS No. 141R), related to business combinations; ASC Subtopic 810-10-15 related to noncontrolling interests in consolidated financial statements (SFAS No. 160) and accounting for collaborative arrangements (EITF 07-1); and ASC 815-40-15-15 (EITF 07-5) related to determining whether an instrument is indexed to an entity’s own stock. These new rules did not have any effect on the Company’s results of operations, financial position or cash flows. Their prospective application to existing or future transactions, assets or liabilities of the Company could potentially be significant, but such impact, if any, cannot be determined at this time.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(5)  Investments and Marketable Securities

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type at December 31, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*
Corporate debt	$114,118	$1,362	$(17)	$115,463
U.S. government-sponsored entities debt	5,713	73	—	5,786
Non-U.S. government debt	23,298	12	(94)	23,216
Auction rate securities	877	—	(558)	319
Other	3,714	810	(2)	4,522

	$147,720	$2,257	$(671)	$149,306

*	Included in short-term investments $53,670 and marketable securities $95,636 at December 31, 2009.

The amortized cost, gross unrealized holding gains and losses, and fair value for available-for-sale securities by major security type at December 31, 2008 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*
Corporate debt	$121,492	$223	$(1,893)	$119,822
Auction rate securities	3,555	—	(138)	3,417
Other	3,765	451	(304)	3,912

	$128,812	$674	$(2,335)	$127,151

*	Included in short-term investments $64,473 and marketable securities $62,678 at December 31, 2008.

Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $3.8 million fair value as of December 31, 2009 and $3.5 million as of December 31, 2008. There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities include approximately $0.7 million fair value of corporate equity securities as of December 31, 2009 and $0.4 million as of December 31, 2008.

Fair value is determined in accordance with ASC 820, Fair Value Measurements and Disclosures, which establishes a hierarchy of preferred measures based upon the level of market observability used in determining the investment’s fair value. The preferred level is that which is derived from readily available quoted prices in active markets (Level 1). As the table below indicates, the majority of the Company’s investments and marketable securities are valued based on Level 1 inputs. Due to instability in the financial markets, failed auctions for a certain auction rate security have occurred and, as a result, the Company has had to seek alternative measures of fair value which the Company deems to be Level 2. The model used to value the auction rate security considers listed quotes of bonds with comparable maturities, the underlying collateral of the securities and the issuer’s credit worthiness.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The table below indicates the fair value measurements employed as of December 31, 2009 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Corporate debt	$115,463	$—	$115,463
U.S. government-sponsored entities debt	5,786	—	5,786
Non-U.S. government debt	23,216	—	23,216
Auction rate securities	—	319	319
Other	4,522	—	4,522

	$148,987	$319	$149,306

As of December 31, 2008, auction rate securities having a fair value of $717,000 were the only Level 2 investment holdings.

Maturities of marketable securities, excluding $4.5 million (at fair value) of other investments, the majority of which is related to the Company’s Executive Deferred Compensation Plan, at December 31, 2009 were as follows (in thousands):

Maturing During the Year Ended December 31,	Amortized Cost	Fair Value
2010	$52,446	$53,004
2011	40,951	41,324
2012	49,732	50,137
After 2014	877	319

	$144,006	$144,784

There was no net gain or loss on sale of Company-owned short-term investments, marketable securities and equity securities. Net realized gains (losses) from the sale of investments included in earnings for the years ended December 31, 2008 and 2007, were a loss of $0.9 million and a gain of $0.1 million, respectively.

The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at December 31, 2009 (in thousands):

	Less than 12 months		12 Months or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt(1)	$7,848	$(17)	$—	$—
Non-U.S. government debt	17,499	(94)	—	—
Auction rate securities	—	—	319	(558)
Other(2)	586	(2)	—	—

Total	$25,933	$(113)	$319	$(558)

(1)	The Company invests in bonds that are rated A1 or better, as dictated by its investment policy.

(2)

Other investments are primarily comprised of assets of the Company’s Executive Deferred Compensation Plan. A liability for the fair value of the deferred compensation investments is also maintained. Realized losses related to these investment holdings are borne by the participants.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

As of December 31, 2009, the fair value of the Company’s holdings of corporate and non-U.S. government debt was lower than the amortized cost basis by approximately $0.1 million. The Company invests in higher quality instruments and does not perceive problems with the credit-worthiness of any specific issuer. Furthermore, the Company does not intend to dispose of these securities before recovery of their cost basis nor is it more likely than not that the Company will be required to do so. Accordingly, the Company does not consider its investments in corporate debt to be other-than-temporarily impaired at December 31, 2009 and there has been no recognition of an unrealized loss in earnings.

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

As of April 1, 2009, upon adoption of new guidance concerning recognition of other-than-temporary impairments, ASC 320-10-35-34 (FSP FAS 115-2), an estimate of expected cash flows from this investment in auction rate securities was made and discounted to a present value using historical interest rates. It was determined that there continues to be an other-than-temporary impairment of this investment as measured from its original cost basis and the amount previously recognized in earnings was a reasonable measure of the credit loss incurred. The Company does not intend to dispose of this security before recovery of its cost basis nor is it more likely than not that the Company will be required to do so. Accordingly, no further recognition of impairment loss in earnings is considered necessary. There have been no additions or adjustments to the estimated amount of the credit loss associated with the Company’s holdings of auction rate securities other than accretion of estimated future cash flows expected to be received upon maturity. The balance of the amount related to credit losses on this auction rate security as of December 31, 2009 was $0.6 million. The Company will continue to monitor this instrument and the expected cash flows to be derived from it. It is reasonably possible that the Company’s estimate of expected cash flows to be received could change based on the financial condition of the issuer or macroeconomic conditions and some or all of the amount currently reported in accumulated other comprehensive income could be recognized in earnings at some future date. As of December 31, 2009, there is a $0.6 million unrealized loss related to this auction rate security, measured from the book basis, which is included as part of accumulated other comprehensive income. This auction rate security is classified in long-term marketable securities based upon the Company’s intent.

(6)  Accounts Receivable

The allowance for doubtful accounts was $52,000 and $85,000 at December 31, 2009 and 2008, respectively. Historically, bad debts have been minimal.

During 2009, the Company recorded accruals totaling approximately $2.2 million for chargebacks claimed by certain wholesalers. The disputed claims have had no effect on the Company’s allowance for doubtful accounts.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(7)  Inventories

Inventories consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Raw materials	$10,496	$9,714
Work in process	3,333	3,913
Finished goods	3,905	2,641

	$17,734	$16,268

The December 31, 2009 inventory includes reserves of approximately $1.3 million against all of our contract manufacturing raw materials related to the injectable vitamin, MVI. The reserves became necessary as a result of early termination of the agreement with the customer.

(8)  Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31, 2009	December 31, 2008	Estimated Useful Lives
Land	$1,500	$1,500
Building	4,820	4,800	26 years
Leasehold improvements	28,462	32,223	2-14 years	*
Equipment	47,748	41,329	2-6 years
Furniture and fixtures and other	4,462	4,443	6 years

	86,992	84,295
Less: Accumulated depreciation	47,755	39,710

	$39,237	$44,585

*	Shorter of the lease term or lives indicated

Depreciation charged to operations relating to property and equipment totaled $8.4 million, $7.6 million and $6.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

In connection with the closure of the Company’s South Plainfield, New Jersey manufacturing facility, the Company accelerated the remaining depreciation on certain assets including leasehold improvements and manufacturing equipment located there. The acceleration amounted to $0.8 million in the year ended December 31, 2008 (Refer to Note 15, Restructuring).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(9)  Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2009				December 31, 2008
	Cost	Accumulated Amortization	Net	Remaining Useful Lives(1)	Cost	Accumulated Amortization	Net
Oncaspar
Marketing rights	$54,008	$26,649	$27,359	5.0 years	$54,008	$21,015	$32,993
Technology rights	17,500	7,047	10,453	4.5 years	17,500	4,713	12,787
DepoCyt
Marketing rights	12,186	8,530	3,656	3.0 years	12,186	7,312	4,874
Abelcet
Patents	15,000	6,667	8,333	5.0 years	15,000	5,000	10,000
SCA
Patents	1,875	1,875	—	—	1,875	1,875	—

	$100,569	$50,768	$49,801	4.7 years	$100,569	$39,915	$60,654

(1)	Weighted average remaining useful lives.

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

Amortization of intangibles for the year ended December 31, 2009 was $10.9 million of which $10.2 million was charged to cost of products sold and $0.7 million to amortization expense. Intangible amortization charges totaled $12.5 million for the year ended December 31, 2008 ($11.8 million to cost of products sold and $0.7 million amortization expense).

Were it not for the sale of existing intangible assets to the sigma-tau Group, future annual amortization expense for the years 2010 through 2012 would have been $10.9 million per year; $9.6 million in 2013 and $6.1 million in 2014. The right and title to all amortizable intangible assets related to marketed products became the property of the sigma-tau Group in January 2010.

(10)  Notes Payable

The table below reflects the composition of the notes payable balances as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Current
4% Convertible Senior Notes (repurchased in January 2009)	$—	$2,950

Long-Term
4% Convertible Senior Notes due June 1, 2013	$250,050	$267,550

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The 4% notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company. The 4% notes are convertible at the option of the holders into the Company’s common stock at an initial conversion price of $9.55 per share. If the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date.

During the first quarter of 2009, the Company repurchased $20.5 million principal amount of its 4% notes at a discount to par resulting in a net gain of approximately $4.5 million net of the write-off of $0.3 million of debt issuance costs. Of the total of $20.5 million repurchased during the first quarter of 2009, $2.95 million was the result of a December 2008 tender offer to purchase a portion of the notes. The offer expired on January 21, 2009. The $2.95 million amount of the notes tendered was classified as a current liability as of December 31, 2008.

During the fourth quarter of 2008, the Company repurchased $4.5 million principal amount of its 4% notes at a discount to par resulting in a gain of approximately $1.7 million net of the write-off of $0.2 million of debt issuance costs.

Upon occurrence of a fundamental change, as defined in the indenture governing the 4% notes, holders of the notes may require the Company to redeem the notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of our common stock in the five trading day period prior to the transaction constituting the fundamental change. In August 2008, the Company obtained the consent of holders of its 4% convertible senior notes to amend certain terms of the indenture governing the notes to, among other things, clarify the Company’s obligations in the event of the occurrence of a fundamental change under the indenture and to clarify that the sale of specialty to a third party would constitute a fundamental change. The sale of the Company’s specialty pharmaceutical business was consummated on January 29, 2010 and constituted a fundamental change under the indenture for the 4% notes, which triggered a requirement that the Company offer to purchase all of its 4% notes at face value. On February 5, 2010, the Company initiated an offer to repurchase for cash any and all of its 4% convertible notes at face value. The offer expired on March 5, 2010 with no notes having been tendered. The fundamental change also triggered a change in the conversion rate from 104.712 shares per $1,000 principal amount of notes to 116.535 shares per $1,000 principal amount during the period January 29, 2010 to March 4, 2010. During this period, $115.6 million principal amount of the notes were converted into approximately 13.5 million shares of common stock of the Company and reducing the outstanding principal balance of the notes outstanding to $134.5 million. Subsequent to the March 4, 2010 enhanced conversion period, the original conversion rate of 104.712 shares per $1,000 principal amount of notes is again in effect.

Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest on the 4% notes amounted to $0.8 million and $0.9 million as of December 31, 2009 and 2008, respectively.

The Company incurred $7.7 million of costs in connection with the issuance of the 4% notes in 2006 including legal, accounting and underwriting fees. These costs were capitalized as a component of other assets and are being amortized over the approximately 84-month term of the 4% notes. As of December 31, 2009, the balance of unamortized deferred financing costs is approximately $3.4 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(11)  Accrued Expenses and Other

Accrued expenses and other consists of the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Accrued compensation	$9,589	$11,870
Accrued Medicaid rebates	3,005	2,165
Accrued professional and consulting fees	500	476
Accrued insurance and taxes	731	1,489
Accrued interest	833	902
Accrued marketing rights	—	5,000
Other	6,074	6,799

	$20,732	$28,701

(12)  Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 600,000 are designated as Series B in connection with the Rights Plan.

Common Stock

As of December 31, 2009, the Company has reserved shares of its common stock for the purposes detailed below (in thousands):

Non-Qualified and Incentive Stock Plans	10,503
Shares issuable upon conversion of 4% Notes due 2013	26,183
Employee Stock Purchase Plan	694

37,380

Share Repurchase Program

On December 3, 2009, the Company announced a share repurchase program, under which the Company may purchase up to $50.0 million of the Company’s outstanding common shares. Through December 31, 2009, the Company paid $2.0 million to repurchase and retire approximately 193,000 shares at an average price of $10.47 per share. Through the time of filing of this report, an additional 182,000 shares were purchased at a cost of $2.0 million. The plan continues in effect.

Rights Plan

Holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. These rights currently entitle holders of our common stock to purchase one one-thousandth of a share of our Series B preferred stock for $190.00, except, in certain circumstances described below, holders may receive common stock. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of our common stock while the stockholder rights plan remains in place, then, unless (1) the rights are redeemed by us for $0.01 per right or (2) the board of directors determines that a tender or exchange offer for all of our outstanding common stock is in the best interest of the Company and the stockholders, the rights will become exercisable by all

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

rights holders, except the acquiring person or group, for (i) shares of our common stock or (ii) in certain circumstances, shares of the third-party acquirer, each having a value of twice the right’s then-current exercise price. Pursuant to an amendment to the rights plan dated July 23, 2009, stockholders may beneficially own less than 19 percent of the outstanding shares of common stock of the Company without becoming an acquiring person and thereby triggering the rights under the plan. Prior to the amendment, stockholders who reported beneficial ownership of the common stock of the Company on Schedule 13G under the Securities and Exchange Act of 1934, as amended, could beneficially own less than 20 percent of the outstanding shares of common stock of the Company without becoming an acquiring person, and all other stockholders could beneficially own less than 15 percent of the outstanding shares of common stock of the Company without becoming an acquiring person. The rights expire on May 16, 2012.

(13)  Comprehensive Income

Comprehensive income consists primarily of net income (loss) and net unrealized gain (loss) on available-for-sale securities and is presented in the consolidated statements of stockholders’ equity (deficit).

The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$683	$(2,715)	$83,053

Other comprehensive income (loss):
Unrealized (loss) gain on securities that arose during the year*	3,234	(2,634)	624
Currency translation adjustment*	731	(252)	221
Reclassification adjustments*:
Impairment loss included in net loss	—	645
(Gain) loss on sale of securities	12	266	(105)

Total other comprehensive income (loss)	3,977	(1,975)	740

Total comprehensive income (loss)	$4,660	$(4,690)	$83,793

(1)	Information has not been tax-effected due to an estimated annual effective tax rate of zero.

(14)  Earnings Per Common Share

Basic earnings per share is computed by dividing the net (loss) income available to common stockholders, by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been completed.

For purposes of calculating diluted (loss) earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible senior notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes were converted into common stock.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table represents the reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for net (loss) income available for common stockholders for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Earnings Per Common Share — Basic:
Net income (loss)	$683	$(2,715)	$83,053

Weighted average common shares outstanding	45,186	44,398	43,927

Basic earnings (loss) per share	$0.02	$(0.06)	$1.89

Earnings Per Common Share — Diluted:
Net income (loss)	$683	$(2,715)	$83,053
Add back interest expense on 4% convertible notes, net of tax	*	*	11,000

Adjusted net income (loss)	$683	$(2,715)	$94,053

Weighted-average common shares outstanding	45,186	44,398	43,927
Weighted-average incremental shares related to ESPP and vesting of nonvested awards	563	*	204
Weighted-average incremental shares assuming conversion of 4% notes	*	*	28,796

Weighted-average number of common shares outstanding and common share equivalents	45,749	44,398	72,927

Diluted earnings (loss) per share	$0.01	$(0.06)	$1.29

*

For the years ended December 31, 2009 and 2008, the effect of inclusion of all potentially dilutive common stock equivalents and the add back of interest upon assumed conversion of notes payable would have been anti-dilutive. Consequently, reported diluted earnings (loss) per share is equal to basic earnings (loss) per share.

In January 2010, upon the consummation of the sale of specialty, the vesting of certain outstanding restricted stock units was accelerated pursuant to action taken by the board of directors. Approximately 0.3 million incremental outstanding common shares vested which will impact the basic earnings per share computation beginning in the first quarter of 2010. Also, effective in January 2010, upon the sale of the specialty business, the number of shares into which the 4% notes could be converted was enhanced as the sale constituted a fundamental change pursuant to the note indenture. Previously, the number of shares into which the notes could be converted was 26.2 million, 28.3 million and 28.8 million as of December 31, 2009, 2008 and 2007, respectively at the initial conversion price of $9.55 per share stated in the note indenture or 104.712 shares per $1,000 principal amount of notes. Subsequent to the sale of specialty, holders may convert the notes at an increased conversion rate of 116.535 shares per $1,000 principal amount of notes based on the price paid per share of our common stock in the five-trading-day period prior to the transaction. As of the date of this filing, approximately 13.5 million shares were issued in response to conversion exercises constituting a premium of approximately 1.4 million shares. The remaining $134.5 million principal amount of notes outstanding is convertible at the original conversion rate of 104.712 shares per $1,000 principal amount of notes.

For the years ended December 31, 2009, 2008 and 2007, the Company had potentially dilutive common stock equivalents, other than those related to the 4% convertible notes in 2009 and 2007, excluded from the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

computation of diluted earnings per share, amounting to 8.4 million, 10.5 million and 9.4 million, shares, respectively. These common stock equivalents would have been anti-dilutive.

(15)  Restructuring

The Company incurred the following costs in connection with its restructuring programs during the years ended December 31, 2009, 2008 and 2007. Amounts are in thousands.

	Year Ended December 31,
	2009	2008	2007
Employee termination costs — 2009 programs	$1,610	$—	$—
— manufacturing	—	1,299	2,232
— sales forces	—	—	385

	1,610	1,299	2,617
Write-down of manufacturing assets	—	810	5,124
Other	—	8	—

Restructuring charge	$1,610	$2,117	$7,741

The 2009 restructuring programs were part of our continued efforts to streamline operations and related to the Products ($283,000) and the Contract Manufacturing ($634,000) segments as well as the corporate group ($693,000). Restructuring charges in 2008 and 2007 were related to the Products segment. Restructuring charges in 2008 related to the programs initiated in the first quarter of 2007 to consolidate manufacturing operations in its Indianapolis, Indiana location. During 2007, the Company combined its previous two specialized sales forces into one.

The amounts for employee termination costs, including severance and related benefits, were recorded in accrued expenses. Severance payments were made during 2009 related to the 2009 programs in the amount of $1.2 million. There were no adjustments to amounts accrued and as of December 31, 2009, $0.4 million remained in the accrual. Severance payments related to the manufacturing restructuring commenced during 2008 with the successful transfer of production to the Company’s Indianapolis facility and closure of the South Plainfield facility. Payments in 2009 amounted to $1.2 million, equal to the December 31, 2008 accrued liability, and in 2008 amounted to $2.3 million. During 2008, prior accruals for certain benefits provided to exiting employees were adjusted downward by $0.2 million based on actual utilization. As of December 31, 2009, no severance liability remained related to this program. Payments in connection with the sales force restructuring ended during 2007.

Write-down of manufacturing assets comprised the acceleration of amortization of leasehold improvements at the South Plainfield facility in 2008 resulting from a reassessment of the estimated time to complete the manufacturing consolidation. During 2007, depreciation of certain assets consisting primarily of manufacturing equipment that would not be transferred to the Indianapolis facility nor have any future use to the Company was accelerated.

In addition to the restructuring charges described above, costs incurred during 2007 related to validation batches at the Indianapolis facility for Oncaspar and Adagen, were expensed and included in cost of product sales in the amount of $1.9 million.

The Company’s use of the leased South Plainfield facility has ended. While the Company continues to be obligated under the original lease for the facility, a sublease was entered into in January 2010 on favorable terms such that no liability needs to be accrued. The Company may incur additional restructuring charges associated with the lease or its termination prior to or upon the contractual expiration of the lease in October 2012.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(16)  Gain on Sale of Royalty Interest

During 2007, the Company sold a 25-percent interest in future royalties payable to it by Merck on net sales of PEGINTRON occurring after June 30, 2007. The gain on the sale of the royalty interest, net of related costs, was $88.7 million and was recognized in full at the time of the sale. The Company has no continuing involvement in the selling or marketing of PEGINTRON nor does it have any impact on the future royalty stream. The upfront payment of $92.5 million received is non-refundable, is fixed in amount and is not dependent on the future royalty stream of PEGINTRON. The purchaser of the 25-percent interest will be obligated to pay an additional $15.0 million to the Company in the first quarter of 2012 if it receives a certain threshold level of royalties on sales of PEGINTRON occurring from July 1, 2007 through December 31, 2011. The $15.0 million contingent gain will be recognized when and if the contingency is removed and collection is assured.

(17)  Stock Options

Through the Compensation Committee of the Board of Directors, the Company administers the 2001 Incentive Stock Plan which provides incentive and non-qualified stock option benefits for employees, officers, directors and consultants. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the date they are granted. As of December 31, 2009, 10.5 million shares of common stock were reserved for issuance pursuant to granted options and awards under the plan. Option grants remain outstanding from previous awards under an earlier 1987 Non-Qualified Stock Option Plan; however, there will be no further grants made pursuant to that plan.

The 2001 Incentive Stock Plan was adopted by the Board of Directors in October 2001 and approved by the stockholders in December 2001. This Plan, as amended, had 10 million shares of common stock issuable for the grant of stock options and other stock-based awards to employees, officers, directors, consultants, and independent contractors providing services to Enzon and its subsidiaries as determined by the Board of Directors or by a committee of directors designated by the Board of Directors to administer the plan. Approximately 1.3 million shares remain available for grant as of December 31, 2009.

Under the 2007 Outside Director Compensation Plan, each non-employee director is to receive options to purchase shares of common stock annually on the first trading day of the calendar year. Using the Black-Scholes option pricing model, each eligible participant may purchase that number of shares that aggregates $75,000 in value. These grants are made under the 2001 Incentive Stock Plan. The exercise price of the annual grant is equal to the closing price of the common stock on the date of grant; it vests in one tranche on the first anniversary date; and expires on the tenth anniversary date of the grant. In addition, upon election of a new non-employee director to the Board, such newly elected director is to receive a grant of options with a Black-Scholes value of $75,000 to purchase shares of common stock (the exercise price of which is equal to the closing price of the common stock on the date of grant). These options vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the Board on each such date. Furthermore, for the Chairperson of the Board, if not an employee of the Company, the number of options granted annually and upon election is twice the number mentioned above.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the activity in the Company’s outstanding Stock Option Plans which include the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan (options in thousands):

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	8,372	$11.30
Granted at exercise prices which equaled the fair value on the date of grant	361	$6.23
Exercised	(9)	$6.46
Forfeited	(162)	$6.99
Expired	(193)	$18.82

Outstanding at December 31, 2009	8,369	$10.99	5.71	$1,903

Vested and expected to vest at December 31, 2009	7,947	$11.15	5.64	$1,837

Exercisable at December 31, 2009	6,908	$11.64	5.38	$1,501

As of December 31, 2009, there was $2.3 million of total unrecognized compensation cost related to unvested options that the Company expected to recognize over a weighted-average period of 9 months. The board of directors of the Company elected to accelerate the vesting of certain stock options granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale of specialty. This acceleration affected outstanding options held by employees at the vice president level and below and resulted in an additional expense of $0.1 million in 2009 and will result in an estimated expense charge of $0.2 million in the first quarter of 2010.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.45, $3.44 and $3.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $26,000, $83,000 and $190,000, respectively.

In the years ended December 31, 2009, 2008 and 2007, the Company recorded share-based compensation of $3.8 million, $3.9 million and $4.8 million, respectively, related to stock options. No compensation costs were capitalized into inventory during either period nor did the Company realize a net tax benefit related to share-based compensation expense. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The breakdown of share-based compensation expense by major line caption in the statements of operations is shown below (amounts are in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of product sales and contract manufacturing	$507	$444	$397
Research and development	804	885	990
Selling, general and administrative	2,493	2,559	3,392

	$3,804	$3,888	$4,779

Cash received from share option exercise for the years ended December 31, 2009, 2008 and 2007, was $0.1 million, $0.3 million and $0.6 million, respectively.

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options. The Company’s weighted average assumptions for expected volatility, expected term until exercise and risk-

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

free interest rate are shown in the table below. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of options is estimated based on the Company’s historical exercise pattern. The risk-free interest rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. No dividend payments were factored into the valuations. Forfeiture rates, used for determining the amount of compensation cost to be recognized over the service period, are estimated based on stratified historical data. During the year ended December 31, 2009, the grant-date fair value of options that vested was $3.8 million.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected volatility	41%	34%	37%
Expected term (in years)	5.4	5.4	5.5
Risk-free interest rate	1.7%	3.5%	4.7%

(18)  Restricted Stock and Restricted Stock Units (Nonvested Shares)

The 2001 Incentive Stock Plan provides for the issuance of restricted stock and restricted stock units (collectively, nonvested shares) to employees, officers and directors. These awards effectively are the issuance by the Company to the recipient of shares of the Company’s common stock at either the date of the grant, in the case of a restricted stock award, or upon vesting, in the case of a restricted stock unit. The recipient pays no cash to receive the shares other than the $0.01 par value in some cases. These awards have vesting periods of three to five years.

All nonvested shares are valued at fair value. The market price of the Company’s stock at grant date is factored by an expected vesting period forfeiture rate based on stratified historical data. This amount is then amortized over the vesting period on a straight-line basis.

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

A summary of nonvested shares as of December 31, 2009 and changes during the year ended December 31, 2009 is provided below (shares in thousands):

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2009	1,760	$8.31
Granted	82	$7.69
Vested	(670)	$8.49
Forfeited	(105)	$7.68

Nonvested at December 31, 2009	1,067	$8.20

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The total grant-date fair value of nonvested shares that vested during the year ended December 31, 2009 was $4.7 million.

As of December 31, 2009, there was $3.3 million of total unrecognized compensation cost related to nonvested shares that the Company expected to be recognized over a weighted average period of 9 months. The board of directors of the Company elected to accelerate the vesting of certain nonvested share awards granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale of specialty. This acceleration resulted in an additional expense of $0.5 million in 2009 and an estimated $0.8 million in the first quarter of 2010.

In the years ended December 31, 2009, 2008 and 2007, the Company recorded share-based compensation expense of $4.3 million, $4.4 million and $3.3 million related to nonvested share awards, which is included in the Company’s net income for the period. No compensation costs were capitalized into inventory durintrf 1g these periods. The Company’s policy is to use newly issued shares to satisfy nonvested share awards. There has been no tax benefit realized to date related to tax deductions for nonvested shares.

The breakdown of share-based compensation expense by major line caption in the statement of operations is shown below (amounts are in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of product sales and contract manufacturing	$491	$642	$718
Research and development	978	901	581
Selling, general and administrative	2,850	2,891	2,021

	$4,319	$4,434	$3,320

(19)  Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase common stock through payroll deductions which may not exceed 15 percent of the employee’s compensation, as defined, at a price equal to 85 percent of the fair market value of the shares at the beginning of the offering period (grant date) or at the end of the offering period (purchase date), whichever is lower. There are two six-month offering periods in each plan fiscal year, beginning April 1 and October 1. The ESPP is intended to qualify under section 423 of the Internal Revenue Code. Individual participant purchases within a given calendar year are limited to $25,000 ($21,250 based on the 15-percent discount) and no more than 2,500 shares on any single purchase date. An initial one million shares were reserved for issuance under the plan. All benefit-eligible employees of the Company may participate in the ESPP other than those who own shares or hold options or nonvested shares representing a combined 5 percent or more of the voting power of the Company’s outstanding stock. Unless terminated sooner, the ESPP will terminate on January 25, 2017.

The fair value of shares to be issued under the ESPP is estimated at the grant date and is comprised of two components: the 15 percent discount to fair value of the shares at grant date and the value of the option granted to participants pursuant to which they may purchase shares at the lower of either the grant date or the purchase date fair value. The option component is valued using the Black-Scholes option pricing model.

The initial assumptions used in the valuation for each offering period, April 1 and October 1, are reflected in the following table (no dividends were assumed):

	2009		2008		2007
	October	April	October	April	October	April
Expected volatility	39.52%	95.62%	41.00%	35.00%	30.73%	20.00%
Expected term (in years)	0.5	0.5	0.5	0.5	0.5	0.5
Risk-free interest rate	0.19%	0.39%	1.79%	1.55%	4.50%	4.50%

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Increases in individual withholding rates within the offering period could have the effect of establishing a new measurement date for that individual’s future contributions. Compensation expense recognized for the ESPP was approximately $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. There were two stock purchases under the ESPP during the year ended December 31, 2009. Based upon the purchase price established as of March 31, 2009 and September 30, 2009, 113,320 shares were allocated under the plan in the year.

Cash received from ESPP for the years ended December 31, 2009 and 2008 was $0.5 million and $1.2 million, respectively.

The breakdown of share-based compensation expense by major line caption in the statement of operations is shown below (amounts are in thousands).

	Year Ended December 31,
	2009	2008	2007
Cost of product sales and contract manufacturing	$28	$32	$20
Research and development	43	88	56
Selling, general and administrative	102	168	93

	$173	$288	$169

(20)  Income Taxes

The components of the income tax provision are summarized as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(2,195)	$224	$1,331
State	109	31	194
Foreign	(223)	49	408

Total current	(2,309)	304	1,933

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Income tax (benefit) provision	$(2,309)	$304	$1,933

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table represents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

	Year Ended December 31,
	2009		2008	2007
Income tax provision (benefit) computed at federal statutory rate	$(569)		$(844)	$29,745
Nondeductible expenses	689		525	413
Add (deduct) effect of:
Federal research and development tax credits	(2,145)		(881)	(1,105)
Foreign income taxes	(223)		49	408
State income taxes, net of federal tax	2,829		1,930	4,393
Expiration of tax attributes (net operating losses and research and development credits)	3,842 (1)		—	—
Effect of change in federal law	2,195		—	—
Decrease in beginning of period valuation allowance	(8,927	)(1)	(475)	(31,922)

Income tax provision	$(2,309)		$304	$1,933

(1)

As a result of a lapse in the carryforward period, certain tax attributes with a full valuation allowance expired unused in 2009. The Company reduced the deferred tax asset and the corresponding valuation allowance of $3,842 attributable to these items. This amount is reflected in the decrease in valuation allowance.

In November 2009, federal legislation was enacted under which the Company is able to carryback its 2009 alternative minimum tax net operating losses to the five previous years to offset the alternative minimum taxes that were paid in prior years. Such a carryback was not available to the Company prior to the new legislation. The Company recorded the impact of the carryback, estimated to be approximately $1.6 million, in the fourth quarter and expects to receive a federal income tax cash refund in the first quarter of 2010. Other legislation in 2009 allowed the Company to make an election to treat certain unused research and alternative minimum tax credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for “eligible qualified property” placed in service through the end of 2008. This provided the Company with a $0.5 million benefit in 2009.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009 and 2008, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2009	December 31, 2008
Deferred tax assets:
Inventories	$2,876	$2,158
Accrued compensation	7,495	7,032
Returns and allowances	4,706	3,400
Research and development credits carryforward	22,713	20,720
Federal alternative minimum tax credits	1,530	3,230
Capital loss carryforwards	1,225	3,863
Write-down of carrying value of investment	3,196	3,301
Federal and state net operating loss carryforwards	34,066	32,348
Acquired in-process research and development	8,731	9,890
Unrealized loss on securities	608	657
Goodwill	30,210	35,189
Intangible assets	42,259	46,669
Share-based compensation	1,212	868
Other	1,729	1,741

Total gross deferred tax assets	162,556	171,066
Less valuation allowance	(161,241)	(170,168)

	1,315	898

Deferred tax liabilities:
Book basis in excess of tax basis of acquired assets	(1,315)	(898)

	(1,315)	(898)

Net deferred tax assets	$—	$—

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized from continuing operations. At December 31, 2009, the Company had federal net operating loss carryforwards of approximately $90.5 million that will expire in the years 2020 through 2029 and combined state net operating loss carryforwards of approximately $72.1 million that will expire in the years 2011 through 2029. The Company also has federal research and development tax credit carryforwards of approximately $16.9 million for tax reporting purposes, which expire in the years 2011 through 2029. In addition, the Company has $5.8 million of state research and development tax credit carryforwards, which will expire in the years 2015 through 2024. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2009, management believes that it is more likely than not that the net deferred tax assets will not be realized, based on future operations, consideration of tax strategies and the reversal of deferred tax liabilities. As of December 31, 2009 and 2008, the Company had deferred tax assets of $162.6 million and $171.1 million, respectively. The Company has maintained a valuation allowance of $161.2 million and $170.2 million at December 31, 2009 and 2008, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company is currently not under examination by the U.S. Internal Revenue Service, however, the tax years 2006 through 2008 remain open to examination. State income tax returns for the states of New Jersey and Indiana are generally subject to examination for a period of 3-4 years after filing of the respective returns. Examination of the Company’s state income tax returns for the State of New Jersey has recently concluded. The Company’s Indiana state income tax returns are not currently under examination. Income tax returns for Canada are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company’s income tax returns are currently not under examination by Revenue Canada.

(21)  Significant Agreements

All of the following agreements were in effect during and as of the periods covered by this report. Some of the agreements were transferred to the sigma-tau Group effective January 29, 2010 as part of the sale of specialty. The agreements have been separated into the two respective groups — those retained by Enzon subsequent to the sale and those that were transferred to the sigma-tau Group.

Retained by Enzon:

Santaris Pharma A/S License Agreement

In July 2006, the Company entered into a license agreement with Santaris Pharma A/S (Santaris) pursuant to which the Company obtained exclusive rights worldwide, other than Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha and Survivin gene targets, as well as RNA antagonists directed against six additional gene targets selected by the Company. During 2006, the Company made payments totaling $11.0 million to Santaris for the rights to the HIF-1 alpha and Survivin antagonists and for identification of the six additional gene targets, respectively. The $11.0 million aggregate payment was expensed as acquired in- process research and development in the consolidated statements of operations for the year ended December 31, 2006. Milestone payments of $3.0 million, $6.0 million and $2.0 million were made pursuant to this agreement in 2009, 2008 and 2007, respectively, and were included in research and development in the accompanying statements of operations. The Company could pay an additional $240.0 million in milestone payments upon the successful completion of certain development and regulatory milestones. Santaris is also eligible to receive single-digit royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the agreement in Europe. The royalty term expires on a country-by-country and product-by-product basis when the last valid LNA platform patent or LNA compound patent expires not to exceed 21 years with respect to any product.

Merck Agreement (Formerly an agreement with Schering-Plough)

As a result of a November 1990 agreement between the Company and Schering-Plough, the Company’s PEGylation technology was used to develop an improved version of Schering-Plough’s product INTRON A. Through their merger in November 2009, Merck is now responsible for marketing and manufacturing the product, PEGINTRON, worldwide on an exclusive basis and the Company receives royalties on worldwide sales of PEGINTRON for all indications. Merck’s obligation to pay the Company royalties on sales of PEGINTRON terminates, on a country-by-country basis, upon the later of the date the last patent to contain a claim covering PEGINTRON expires in the country or 15 years after the first commercial sale of PEGINTRON in such country. Currently, expirations are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEGINTRON where such third party is not Hoffmann-La Roche. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company does not supply Merck with PEGINTRON or any other materials and our agreement with Merck does not obligate it to purchase or sell specified quantities of any product. Further, the Company has no involvement in the selling or marketing of PEGINTRON.

During the quarter ended September 30, 2007, the Company sold a 25-percent interest in future royalties payable to it by Merck on net sales of PEGINTRON occurring after June 30, 2007.

Micromet Alliance

The Company has agreements with Micromet, including a cross-license agreement between the parties and a marketing agreement under which Micromet is the exclusive marketer of the two companies’ combined intellectual property estate in the field of single-chain antibody (SCA) technology. Micromet is the exclusive marketing partner and has instituted a comprehensive licensing program on behalf of the partnership. Any resulting revenues from the license agreements executed by Micromet on behalf of the partnership will be shared equally by the two companies. In 2009, 2008 and 2007, the Company recorded $0.8 million, $0.5 million and $0.8 million, respectively related to its share of revenues from Micromet’s licensing activities.

Nektar Agreement

In January 2002, the Company entered into a PEGylation technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of its patents related to its PEGylation technology to third-parties. Nektar had the right to sub-license Enzon’s patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar’s profits for any products that utilize the Company’s patented PEGylation technology. Effective in January 2007, Nektar’s right to grant additional sublicenses was limited to a certain class of our PEGylation technology. Existing sublicenses granted by Nektar prior to January 2007 were unaffected.

Transferred to the sigma-tau Group:

Sanofi-Aventis License Agreements

The Company reacquired the rights to market and distribute Oncaspar in the U.S., Mexico, Canada and most of the Asia/Pacific region from Sanofi-Aventis in 2002. In return for the marketing and distribution rights, the Company paid Sanofi-Aventis $15.0 million and was also obligated to pay a royalty on net sales of Oncaspar in the U.S. and Canada through 2014. The $15.0 million payment was being amortized on a straight-line basis over 14 years. Effective in January 2006, the Company further amended its license agreement with Sanofi-Aventis for Oncaspar. In exchange for an upfront cash payment of $35.0 million, the Company obtained a significant reduction in its royalty rate. Also, pursuant to the terms of the agreement, the Company became liable to Sanofi-Aventis during 2008 for a $5.0 million milestone payment due in January 2009 as a result of Oncaspar net sales in the U.S. and Canada exceeding $35.0 million for two consecutive calendar years. The $35.0 million January 2006 upfront payment and the associated $5.0 million milestone payment accrued in 2008 were both being amortized on a straight-line basis through June 2014.

Medac License Agreement

In January 2002, the Company renewed an exclusive license to medac GmbH (medac), a private company based in Germany, to sell Oncaspar and any PEG-asparaginase product developed by the Company or medac during the term of the agreement in most of Europe and parts of Asia. The Company’s supply agreement with medac provided for medac to purchase Oncaspar from the Company at certain established prices and meet certain minimum purchase requirements. The initial term of the agreement was for five years and automatically renewed for an additional five years through the end of 2011.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Pacira Agreement

In December 2002, the Company entered into an agreement with Pacira (formerly known as SkyePharma PLC), under which the Company licensed the U.S. and Canadian rights to Pacira’s DepoCyt, an injectable chemotherapeutic approved for the treatment of patients with lymphomatous meningitis. Under the terms of the agreement, the Company paid Pacira a license fee of $12.0 million. Pacira manufactured DepoCyt and the Company purchased finished product at 35 percent of the Company’s net sales price. The Company had recorded the $12.0 million license fee as an intangible asset that was being amortized over a ten-year period. The Company’s license was for an initial term of ten years, to December 2012, and was automatically renewable for successive two-year terms thereafter.

Cephalon Manufacturing Agreements

Cephalon France SAS (Cephalon) owns the right to market Abelcet in any markets outside of the U.S., Canada and Japan. The Company’s agreements with Cephalon regarding the manufacture of MYOCET and Abelcet were due to expire in January 2010 and November 2011, respectively. In August 2009, however, these agreements were amended for a term through July 2014.

Ovation Pharmaceuticals, Inc. Agreements

In December 2006, the Company entered into supply and license agreements with Ovation. Pursuant to the agreements, Ovation would supply to the Company specified quantities of the active ingredient used in the production of Oncaspar during calendar years 2008 and 2009. Additionally, Ovation granted to the Company, in exchange for $17.5 million, a non-exclusive, fully-paid, perpetual, irrevocable, worldwide license to the cell line from which such ingredient is derived. The intangible asset was being amortized on a straight-line basis through June 30, 2014. The Company had agreed to effectuate, at its cost, a technology transfer of the cell line and manufacturing capabilities for the ingredient from Ovation to the Company (or a third party manufacturer on behalf of the Company) no later than December 31, 2009. The Company further agreed to supply specified quantities of the ingredient to Ovation, at Ovation’s option, in calendar years 2010-2012.

(22)  Commitments and Contingencies

Effective February 19, 2010, Jeffrey Buchalter, the Company’s President and Chief Executive Officer, resigned from the Company. While final settlement terms remain under negotiation, Mr. Buchalter may receive severance payments including certain insurance benefits of up to $3.8 million which will be expensed during the first quarter of 2010. In addition, approximately 281,000 stock options, 67,000 shares of restricted stock and 225,000 restricted stock units are subject to accelerated vesting as of his date of resignation subject to certain conditions. The acceleration of vesting of the share-based awards constitutes a noncash charge to first-quarter 2010 of approximately $2.1 million.

In connection with the January 29, 2010 sale of specialty, the Company’s board of directors accelerated the vesting of unvested stock option and restricted stock and restricted stock unit awards outstanding at that date for employees of the Company other than executive officers and members of the board of directors. For affected employees who continue in the employ of the Company subsequent to the sale, the acceleration of vesting of outstanding options and nonvested share awards resulted in an acceleration of share-based compensation expense from future periods over which vesting would have normally occurred into the fourth quarter of 2009 and the first quarter of 2010. For employees who became employees of the sigma-tau Group or were otherwise separated from the Company upon the sale of specialty, the modification of the outstanding stock options and awards results in accounting that reflects both the acceleration and a revaluation of the awards based upon share price and assumptions existing at the date of the modification (a deemed exchange of the awards outstanding for new awards as of the date of the sale). The combined earnings effect of the acceleration and modification on 2009 expense was approximately $0.6 million. The effect on 2010 expense is estimated to be approximately $1.0 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The Company has employment and separation agreements with other members of its management, which provide for severance payments and payments following a termination of employment occurring for various reasons including a change in control of the Company. If the conditions of any of these individuals’ agreements were to be triggered in 2010, there would result an incremental expense to the Company.

Litigation has been initiated against the Company in connection with its contract manufacture of MVI claiming breach of contract among other damages. The case is in the discovery stage. It is too early to estimate what, if any, loss the Company may experience or the extent to which the claim may be covered by insurance. Ultimate liability resulting from this litigation, if any, would remain the responsibility of Enzon and would not pass to the sigma-tau Group.

The Company has been involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(23)  Leases

The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease terms for the operating leases expire at various dates between 2010 and 2021 and each agreement includes renewal options.

Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2009 are (in thousands):

Year Ending December 31,	Operating Leases
2010	$1,972
2011	1,948
2012	1,976
2013	2,066
2014	2,066
Thereafter	9,426

Total minimum lease payments	$19,454

Minimum payments have not been reduced by future minimum rentals to be received under noncancelable sublease of approximately $800,000 to be received in equal monthly installments through October 2012.

Rent expense amounted to $2.4 million, $2.3 million and $2.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively. Total rent expense, inclusive of scheduled increases and rent holidays, is recognized on a straight-line basis over the term of the lease.

(24)  Retirement Plans

The Company maintains a defined contribution 401(k) pension plan for substantially all of its full-time and part-time employees, as defined. The Company currently matches 50 percent of the employee’s contribution of up to 6 percent of compensation, as defined. Total Company contributions for the years ended December 31, 2009, 2008 and 2007, were $1.0 million, $1.1 million and $0.9 million, respectively.

The Executive Deferred Compensation Plan, as amended, is intended to aid the Company in attracting and retaining key employees by providing a non-qualified funded compensation deferral vehicle. At December 31, 2009 and 2008, $4.0 million and $3.6 million of deferred compensation was included in other liabilities, respectively. Refer to Note 5 relating to the investment of participants’ assets.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(25)  Business and Geographical Segments

Throughout the periods reflected in this report, the Company operated in the following three business and reportable segments:

Products — The Products segment performed the manufacturing, marketing and selling of pharmaceutical products for patients with cancer or other life-threatening diseases. The Company has developed or acquired four therapeutic, FDA-approved products focused primarily in oncology and other life-threatening diseases. The Company’s four proprietary marketed brands were Oncaspar, DepoCyt, Abelcet and Adagen. The Company marketed its products through its specialized U.S. sales force that called upon specialists in oncology, hematology, infectious disease and other critical care disciplines. The Products segment was sold to the sigma-tau group in January 2010 — refer to Note 2, Subsequent Events.

Royalties — The Company receives royalties on the manufacture and sale of products that utilize its proprietary technology. Royalty revenues are currently derived from sales of products that use the Company’s PEGylation platform, namely PEGINTRON marketed by Merck, Macugen marketed by OSI Pharmaceuticals, Inc. and Pfizer Inc. and CIMZIA marketed by UCB Pharma. The Company’s royalties from Pegasys, which amounted to less than 3 percent and approximately 4 percent of total royalty revenues in the years ended December 31, 2009 and 2008, respectively, ended in October 2009. The Royalties Segment was not part of the January 2010 sale to the sigma-tau Group. Certain specific royalties related to Oncaspar sales in Europe were divested of as part of that transaction, however — refer to Note 2, Subsequent Events.

Contract Manufacturing — The Company utilized a portion of its excess manufacturing capacity to provide manufacturing services for third parties. It manufactured Abelcet for export and MYOCET, both for Cephalon France SAS, as well as other products. The Company’s agreements with Cephalon France SAS for manufacture of MYOCET and Abelcet were due to expire in January 2010 and November 2011, respectively. In August 2009, however, these agreements were amended for a term through July 2014. The Company’s contract with Hospira, Inc. for the manufacture of MVI was scheduled to terminate effective April 30, 2010. The Company ceased processing of the product, however, in the third quarter of 2009 due to a dispute with the customer. The Contract Manufacturing segment was sold to the sigma-tau Group in January 2010 — refer to Note 2, Subsequent Events.

The performance of each of the Company’s segments was monitored by the Company’s chief operating decision maker, the President and Chief Executive Officer. Segment profit (loss) is measured based on operating results, excluding investment income, interest expense and income taxes. The Company’s research and development expense is considered a corporate expense until a product candidate enters Phase III clinical trials at which time related costs may be chargeable to an operating segment. The Company does not identify or allocate property and equipment by operating segment and does not allocate depreciation to the operating segments. Operating segments do not have intersegment revenue, and accordingly, there is none to be reported.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table presents segment revenue, profitability and certain asset information for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Segment		Products	Royalties		Contract Manufacturing	Corporate(1)		Consolidated
Revenues	December 31, 2009	$116,467	$54,149		$14,006	$—		$184,622
	December 31, 2008	113,789	59,578		23,571	—		196,938
	December 31, 2007	100,686	67,305		17,610	—		185,601
Profit (loss)	December 31, 2009	29,149	54,149		865	(83,595)		568
	December 31, 2008	20,099	59,578		6,911	(83,535	)(3)	3,053
	December 31, 2007	7,992	155,971	(2)	4,138	(77,607	)(3)	90,494
Assets	December 31, 2009	79,550	672		3,011	249,516		332,749
	December 31, 2008	84,063	235		4,317	260,638		349,253
	December 31, 2007	97,485	292		7,588	314,992		420,357
Amortization	December 31, 2009	10,854	—		—	—		10,854
	December 31, 2008	12,487	—		—	—		12,487
	December 31, 2007	10,369	—		—	—		10,369

(1)

Corporate expenses include operating income (loss) components that are not directly attributable to an operating segment, including general and administrative expenses, treasury activities, exploratory and preclinical research and development expenses not specifically identifiable with existing marketed products or product candidates that have not entered phase III clinical trials. Corporate assets consist principally of cash, short-term investments, marketable securities, property and equipment and certain working capital items. The Company does not identify or allocate property and equipment by operating segment, and as such does not allocate depreciation to the operating segments, nor does the chief operating decision maker evaluate operating segments on these criteria. The Company does not allocate interest income, interest expenses or incomes taxes to operating segments.

(2)

Royalties segment profit for the year ended December 31, 2007 includes a gain of $88.7 million resulting from the third-quarter 2007 sale of a 25-percent interest in future royalty revenues. The subject royalties are those payable by Merck to Enzon on sales of PEGINTRON occurring after June 30, 2007.

(3)	Reflects the reclassification of $315,000 in 2008 and $224,000 in 2007 of general and administrative expense from corporate to contract manufacturing to be consistent with the 2009 presentation.

Following is a reconciliation of segment profit to consolidated (loss) income before income tax (in thousands):

	Year Ended December 31,
	2009	2008	2007
Segment profit	$84,163	$86,588	$168,101
Unallocated corporate operating expense	83,595	(83,535)	(77,607)

Operating income	568	3,053	90,494
Other corporate income and expense	(2,194)	(5,464)	(5,508)

(Loss) income before income tax	$(1,626)	$(2,411)	$84,986

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Product sales, net
Oncaspar	$52,416	$50,044	$38,711
DepoCyt	9,284	9,032	8,628
Abelcet	22,603	26,932	28,843
Adagen	32,164	27,781	24,504

Total product sales, net	116,467	113,789	100,686
Royalties	54,149	59,578	67,305
Contract manufacturing	14,006	23,571	17,610

Total revenues	$184,622	$196,938	$185,601

Outside the U.S., the Company principally sold: Oncaspar in Germany, DepoCyt in Canada, Abelcet in Canada and Adagen in Europe. Information regarding revenues attributable to the U.S. and to all foreign countries collectively is provided below. The geographic classification of product sales was based upon the location of the customer. The geographic classification of all other revenues was based upon the domicile of the entity from which the revenues were earned. Following information is in thousands:

	Year Ended December 31,
	2009	2008	2007
Revenues:
U.S.	$112,636	$119,854	$111,683
Europe	43,689	50,301	45,624
Other	28,297	26,783	28,294

Total revenues	$184,622	$196,938	$185,601

(26)  Discontinued Operations

On January 29, 2010, the Company consummated the sale of specialty comprised principally of its Products and Contract Manufacturing segments in addition to certain in-process research and development. The Products and Contract Manufacturing segments constitute components of Enzon and qualify for treatment as discontinued operations upon consummation of the transaction. While the sale was initiated in November 2009 (see Note 1, Company Overview for more information), the assets were not considered to be held for sale as of December 31, 2009 due to the fact that the transaction was subject to shareholder approval. Such approval was obtained at a special meeting of shareholders on January 27, 2010. As a result, discontinued operations treatment will begin in the first quarter of 2010 for the Products and Contract Manufacturing segments whereby results of discontinued operations and net assets and liabilities will be reported separately in the statements of operations, cash flows and balance sheets. The sale of in-process research and development associated with marketed products will be treated as an asset sale and will not be treated as part of discontinued operations for accounting purposes due to the Company’s significant continuing involvement in research and development related to marketed products subsequent to the sale.

Background regarding the sale of specialty

The sale of specialty to Klee Pharmaceuticals (now known as Sigma-Tau PharmaSource, Inc.), Inc. and Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the sigma-tau Group) called for a

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

cash payment of $300 million, subject to certain customary working capital adjustments, plus an additional amount of up to $27 million based on certain success milestones. In addition, the Company may receive royalties of 5 to 10 percent on incremental net sales above a 2009 baseline amount from Enzon’s four marketed specialty pharmaceutical products through 2014. Pursuant to a transition services agreement, Enzon will perform product-support research and development as well as various general and administrative functions for the purchasing parties for some period of time subsequent to the close of the transaction. Enzon will be compensated for this work including reimbursement of costs incurred plus a mark-up defined in the transition services agreement.

Assets and liabilities being acquired by the Purchasing Parties include:

•	ownership of the four marketed products, Oncaspar, Adagen, Abelcet and DepoCyt and all related rights;

•

real estate, personal property and equipment of the business used in the manufacture of products and performance of the contract manufacturing operations, including the manufacturing facility in Indianapolis;

•	working capital, including accounts receivable, inventories, accounts payable and other prepaids and accruals;

•	patents, trademarks, copyrights and other intangible properties related to the products and product-specific assets;

•	in-process research and development related to the sourcing of Oncaspar and Adagen; and

•	other assets and liabilities as specified in the asset purchase agreement.

Assets and liabilities excluded from the Transaction include:

•	cash and cash equivalents;

•	tax refunds and tax attributes related to assets, liabilities and past operations;

•	royalties business with the exception of one contract related to Oncaspar;

•	PEG-SN38 and Enzon’s LNA compounds and PEG technology platform;

•	4% convertible senior notes due 2013;

•	stock compensation arrangements;

•	product claims, product return claims, environmental and tax liabilities arising prior to the closing date in excess of any reserves;

•	lease related to South Plainfield, New Jersey facility; and

•	other assets and liabilities as specified in the asset purchase agreement.

The sale will be a taxable transaction for federal income tax purposes. The Company does not, however, anticipate that it will incur significant tax liabilities as a result of the transaction due to the tax basis it has in the disposed of assets and the availability of net operating loss carryforwards. The Company anticipates that it will incur a nominal amount of alternative minimum tax in connection with the sale. The potential receipt of milestone and/or royalty payments will also be taxable events, but the tax consequences of these payments cannot be estimated at this time.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The carrying amounts of major classes of assets and liabilities of specialty are as follows (in thousands);

	December 31, 2009	December 31, 2008
Trade accounts receivable, net	$15,026	$11,384
Inventories	17,734	16,268
Other current assets	1,414	1,131

Current assets of discontinued operations	$34,174	$28,783

Property and equipment, net	$11,854	$12,890
Amortizable intangible assets, net	49,801	60,654

Non-current assets of discontinued operations	$61,655	$73,544

Trade accounts payable	$2,875	$2,692
Accrued expenses	10,394	16,106

Liabilities of discontinued operations	$13,269	$18,798

(27)  Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly financial data (in thousands, except per-share amounts). Gross profit presented in these tables is calculated as the aggregate of product sales, net and contract manufacturing revenue, less cost of product sales and contract manufacturing.

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues:
Product sales, net	$29,759	$29,873	$28,618	$28,217
Royalties	13,562	13,919	13,665	13,003
Contract manufacturing	5,317	3,402	2,318	2,969

Total revenues	48,638	47,194	44,601	44,189
Gross profit	24,136	20,415	17,379	20,927
Net income (loss)	6,180	(5,066)	133	(564)

Net income (loss) per common share:
Basic	$0.14	$(0.11)	$0.00	$(0.01)
Diluted	$0.12	$(0.11)	$0.00	$(0.01)
Weighted average number of shares — Basic	44,885	45,187	45,276	45,394
Weighted average number of shares — Diluted	72,712	45,187	45,765	45,394

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues:
Product sales, net	$27,429	$29,206	$28,912	$28,242
Royalties	14,700	15,035	14,611	15,232
Contract manufacturing	6,644	6,723	5,267	4,937

Total revenues	48,773	50,964	48,790	48,411
Gross profit	17,934	18,523	19,706	19,495
Net income (loss)	1,516	(1,745)	(2,020)	(466)

Net income (loss) per common share:
Basic	$0.03	$(0.04)	$(0.05)	$(0.01)
Diluted	$0.03	$(0.04)	$(0.05)	$(0.01)
Weighted average number of shares — Basic	44,166	44,352	44,464	44,608
Weighted average number of shares — Diluted	44,737	44,352	44,464	44,608

Fourth quarter of 2009 results include an accrual for chargebacks claimed by certain wholesalers. Of the disputed amounts, an accrual was established totaling approximately $1.2 million, lowering accounts receivable and fourth-quarter 2009 product revenues by that amount. The disputed claims have had no effect on the Company’s allowance for doubtful accounts. Refer to Note 6, Accounts Receivable.

Also in the fourth quarter of 2009, the Company recognized an estimated tax benefit of $1.6 million related to fourth-quarter federal tax legislation that allows the carryback of its 2009 alternative minimum tax net operating losses to the five previous years to offset the alternative minimum taxes paid in prior years. The carryback was not available to the Company prior to the new tax legislation. Refer to Note 20, Income Taxes.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Account
(In thousands)

	Balance at Beginning of Period	Additions				Deductions	Balance at End of Period
		Charged to Costs and Expenses		Charged to Other Accounts
Year ended December 31, 2009:
Allowance for chargebacks, returns and cash discounts	$4,934	$—		$29,170	(2)	$(26,361)	$7,743
Allowance for doubtful accounts	85	—		—		(33)	52
Year ended December 31, 2008:
Allowance for chargebacks, returns and cash discounts	$4,503	$—		$27,387	(2)	$(26,956)	$4,934
Allowance for doubtful accounts	280	—		—		(195)	85
Year ended December 31, 2007:
Allowance for chargebacks, returns and cash discounts	$5,078	$—		$27,552	(2)	$(28,127)	$4,503
Allowance for doubtful accounts	245	352	(1)	—		(317)	280

(1)	Amounts are recognized as bad debt expense.

(2)	Amounts are recognized as reductions from gross sales.

685 Route 202/206, Bridgewater, NJ 08807
(908) 541-8600 • FAX: (908) 575-9457
http://www.enzon.com