Form 10-K/A
period 2009-12-31
ENZON PHARMACEUTICALS INC
filed 2010-04-15
CIK 727510

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

There were 58,768,314 shares of the registrant’s common stock issued and outstanding as of April 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

We are filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to our Annual Report on Form 10-K for the period ended December 31, 2009, which was originally filed on March 12, 2010 (the “10-K Report”) for the sole purpose of including Part III, Items 10 through 14. Our definitive proxy statement for our 2010 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year December 31, 2009; therefore, we are filing this Amended Report to provide the incorporated information within the required time period.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the 10-K Report that is amended by this Amended Report is also restated in its entirety, and this Amended Report is accompanied by an updated consent on Exhibit 23.0 from our independent registered public accounting firm and currently dated certifications on Exhibit 31.1 by the Company’s Principal Executive Officer and Exhibit 31.2 by the Company’s Principal Financial Officer. The 10-K Report was amended to: (i) delete the reference on the cover of the 10-K Report to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the 10- K Report, (ii) revise Part III, Items 10 through 14 of the 10-K Report to include information previously omitted from the 10-K Report, and (iii) revise the Exhibit Index to reflect the filing of the updated consent and the new certifications.

Except as described above, no other changes have been made to the 10-K Report. The 10-K Report continues to speak as of March 12, 2010, the date of the filing of the 10-K Report, and other than expressly indicated in this Amended Report, we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to March 12, 2010. Accordingly, this Amended Report should be read in conjunction with the 10-K Report and our other reports filed with the SEC subsequent to the filing of the 10-K Report, including any amendments to those filings.

ENZON PHARMACEUTICALS, INC.
2009 Form 10-K/A—Amendment No. 1 to Annual Report
TABLE OF CONTENTS

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The name, age and year in which the term expires of each member of the Board of Directors is set forth below.

Name	Age	Director Since	Position with the Company	Term Expires at the Annual Meeting Held in the Year
Alexander J. Denner	40	2009	Chairman of the Board	2012
Rolf A. Classon	64	1997	Director	2011
Robert LeBuhn	77	1994	Director	2011
Harold J. Levy	56	2009	Director	2012
Victor P. Micati	70	2004	Director	2010
Richard C. Mulligan	55	2009	Director	2012
Robert C. Salisbury	66	2005	Director	2011

BUSINESS EXPERIENCE OF DIRECTORS

Alexander J. Denner, Ph.D. has served as a director since May 2009 and Chairman of the Company’s Board of Directors since July 2009. Dr. Denner serves as Managing Director of entities affiliated with Carl C. Icahn, including Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP. Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III are private investment funds. Dr. Denner has served in this position since August 2006. From April 2005 to May 2006, Dr. Denner served as a portfolio manager specializing in healthcare investments for Viking Global Investors. Previously Dr. Denner served in a variety of roles at Morgan Stanley, beginning in 1996, including as portfolio manager of healthcare and biotechnology mutual funds. Dr. Denner was the Chairman of the Executive Committee of ImClone Systems Incorporated, a publicly-traded biopharmaceutical company, and served as a director from 2006 until ImClone was purchased in 2008. He served as a director of Adventrx Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, from 2006 to 2009. In addition, Dr. Denner has served as a director of Biogen Idec Inc., a publicly-traded biopharmaceutical company, since 2009 and Amylin Pharmaceuticals, Inc., a publicly-traded biopharmaceutical company, since 2009. Dr. Denner received his S.B. degree from the Massachusetts Institute of Technology and his M.S., M.Phil. and Ph.D. degrees from Yale University.

Dr. Denner brings to the Board extensive experience gained from his background serving on the boards of several biotechnology and pharmaceutical companies. Moreover, Dr. Denner’s experience with private investment funds and as a portfolio manager of healthcare and biotechnology investments brings to the Board valuable and unique insights.

Rolf A. Classon has served as a director of the Company since January 1997. Mr. Classon is chairman of Hill-Rom Holdings, Inc., a publicly-traded provider of health care technology, and served as the interim chief executive officer of its predecessor from May 2005 until March 2006. From 2002 to 2004, Mr. Classon served as Chairman of the Executive Committee of Bayer Healthcare AG, the healthcare division of Bayer AG, a global healthcare and chemicals company, and, from 1995 to 2002, Mr. Classon served as President of Bayer Diagnostics. From 1991 to 1995, Mr. Classon was an Executive Vice President in charge of Bayer Diagnostics’ Worldwide Marketing, Sales and Service operations. From 1990 to 1991, Mr. Classon was President and Chief Operating Officer of Pharmacia Biosystems A.B. Prior to 1991, Mr. Classon served as President of Pharmacia Development Company Inc. and Pharmacia A.B.’s Hospital Products Division. Mr. Classon currently serves as a director of Auxilium Pharmaceuticals, Inc., a publicly-traded specialty biopharmaceutical company, Millipore Corporation, a publicly-traded life science company, and Eurand N.V., a publicly-traded specialty pharmaceutical company. From 2006 until its acquisition in 2009, Mr. Classon served as a director of PharmaNet Development Group, Inc., a publicly-traded drug development services company.

Mr. Classon has extensive experience in the health care and pharmaceutical industries, including positions in management and on the boards of several companies. His service as a senior officer in numerous large corporations brings an extensive breadth of knowledge and valuable insight to the Board.

Robert LeBuhn has served as a director of the Company since August 1994. Mr. LeBuhn is a private investor and has served on a number of corporate and non-profit boards. Mr. LeBuhn has been a Trustee of the Geraldine R. Dodge Foundation since 1980 and is currently Chairman of the Board. The Foundation is one of the largest supporters of the arts in the state of New Jersey while also funding other areas of special interest to Mrs. Dodge: public issues, secondary education and animal welfare. He serves on the Investment Committee of the Board of the New Jersey Performing Arts Center. Mr. LeBuhn is Chair of the Board of Trustees of the Aspen Music Festival and School. He has been on the Board and President of the AMFS’ National Council for the past 7 years. Also, he is a member of the Board of the Executive Service Corp. in Aspen, Colorado. In addition, Mr. LeBuhn is Founding Trustee of the Board of All Kinds of Minds, a non-profit institute for the understanding of differences in learning in Chapel Hill, North Carolina. Mr. LeBuhn was Chairman (1992-1994) and President (1984-1992) of Investor International (U.S.), Inc. New York, a subsidiary of Investor AB of Stockholm, Sweden. Investor AB is part of the Wallenberg Group of Swedish companies, the most notable of which are: ABB, ASTRA- ZENECA, Atlas-Copco, Scania, Electrolux and L. M. Ericsson. Mr. LeBuhn began his investment career at Cyrus J. Lawrence & Sons, in New York in 1957 and served with the Rothschild Inc. group (formerly New Court Securities Inc.) from 1981-1984. He also was an investment advisor to the Sid W. Richardson/Perry R. Bass interests of Fort Worth from 1962-1972. Mr. LeBuhn also served on the Board of US Airways, Inc. and its predecessor airlines for over 37 years, retiring in 2002. Mr. LeBuhn is a director of Fiberforge, a developer of lightweight advanced composite parts.

Mr. LeBuhn’s extensive experience as an investor has provided him with a valuable knowledge of the complex financial issues faced by entities such as the Company. Appointed to the Company’s Board of Directors in 1994, Mr. LeBuhn is also the longest-serving Company director, which provides a deep institutional knowledge of the Company.

Harold J. Levy has served as a director of the Company since July 2009. Mr. Levy is Co-President, Co-Chief Executive and Co-Chief Investment Officer of Iridian Asset Management LLC and is responsible for the management of mid-capitalization value equity portfolios. Previously, he worked over eleven years as a portfolio manager with Arnhold and S. Bleichroeder, Inc. From 1983 to 1984, he was a research analyst with Lehman Brothers Kuhn Loeb. In addition, from 1979 to 1983, he worked as a research analyst focusing on venture capital with E.M. Warburg, Pincus & Company.

Mr. Levy brings to the Board broad-based experience in asset management, which assists the Board in a number of areas, particularly capital allocation. In addition, Mr. Levy’s experience as a senior executive provides him with experience in the business and operations decisions faced by the Company.

Victor P. Micati has served as a director of the Company since November 2004. In 1999, Mr. Micati retired from Pfizer where he most recently had served as Executive Vice President of the Pharmaceutical Group of Pfizer and Vice President of Pfizer Inc. Mr. Micati first joined Pfizer in 1965 and over a 34-year career served in numerous capacities, including: President of European Operations; Executive Vice President of Pfizer Europe; Senior Vice President, Pharmaceuticals; Vice President of Pharmaceutical Development, Pfizer International; and Vice President of Marketing, Pfizer Laboratories. Mr. Micati also served as a member of the Pfizer International Board of Directors. Mr. Micati is currently a consultant to the pharmaceutical industry and is a member of the Board of Trustees of the Monterey Institute of International Studies.

Mr. Micati has extensive experience in the health care and pharmaceutical industries, including positions on the boards of several companies. His service as a senior officer within the Pfizer organization and work with other pharmaceutical companies brings an extensive experience and valuable insight to the Board.

The term in office of Mr. Micati expires at our upcoming 2010 Annual Meeting of Stockholders and Mr. Micati is not standing for re-election to the Board.

Richard C. Mulligan, Ph.D. is the Mallinckrodt Professor of Genetics at Harvard Medical School and Director of the Harvard Gene Therapy Initiative. Professor Mulligan received his B.S. degree from the Massachusetts Institute of Technology, and his Ph.D. from the Department of Biochemistry at Stanford University School of Medicine. After receiving postdoctoral training at the Center for Cancer Research at MIT, Professor Mulligan joined the MIT faculty and subsequently was appointed Professor of Molecular Biology and Member of the Whitehead Institute for Biomedical Research before moving to Children’s Hospital and Harvard in 1996. His honors include the MacArthur Foundation Prize, the Rhodes Memorial Award of the American Association for Cancer Research, the ASMB-Amgen Award, and the Nagai Foundation International Prize. Professor Mulligan has been associated with a number of biotechnology companies, including DuPont (as

Consultant), Genetics Institute (as Consultant), AMGEN (as Consultant), Somatix Therapy Corporation (as founder, member of the Scientific Advisory Board and Board of Directors, and Chief Scientific Officer), Cell Genesys, Inc. (as member of the Scientific Advisory Board), ImClone Systems Incorporated, a publicly-traded biopharmaceutical company (as member of Scientific Advisory Board, Board of Directors (from 2006 until it was purchased in 2008), and Executive Committee), Cellectis SA, a publicly-traded genome engineering company (as member of Board of Directors since 2007), and Biogen Idec Inc., a publicly-traded biotechnology company (as member of the Board of Directors since 2009). He has also served on the National Institutes of Health’s Recombinant DNA Advisory Committee and on the U.S. Food and Drug Administration Biological Response Modifiers Advisory Committee.

A Professor of Genetics at Harvard Medical School for almost 15 years, Professor Mulligan’s deep knowledge in the genetics field provides the Board with an important understanding of the scientific issues that pharmaceutical companies face. His involvement in and connections with the academic and research communities provide the Board with a unique scientific perspective and with key access to other scholars and researchers in the field.

Robert C. Salisbury has served as a director of the Company since May 2005. In 1998, Mr. Salisbury retired from Pharmacia & Upjohn, Inc., where he had most recently served as Executive Vice President and Chief Financial Officer. Previously, Mr. Salisbury served as Executive Vice President, Finance and Chief Financial Officer at The Upjohn Company. Mr. Salisbury first joined The Upjohn Company in 1974 and over a career of more than 20 years, he served in various management posts in finance and strategic planning. Mr. Salisbury also serves as a director of Asterand plc, a publicly-traded supplier of human tissue and human tissue-based research services. From 1998 to 2007, Mr. Salisbury was a director of Viragen, Inc., a publicly-traded biopharmaceutical company.

Mr. Salisbury brings wide-ranging experience to the Board, including 20 years of corporate service with two pharmaceutical companies. From this experience, Mr. Salisbury developed an array of skills, specifically in the areas of strategic and financial planning, which he draws upon in his roles as a member of the Company’s Board of Directors and as an audit committee financial expert on the Board’s Finance and Audit Committee.

There are no family relationships among any of the Company’s directors or executive officers.

INFORMATION CONCERNING EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the Company who do not serve on the Board of Directors.

Ralph del Campo, age 58, served as the Company’s Executive Vice President, Technical Operations from April 2005 to February 22, 2010, at which time he was appointed by the Executive Committee as Chief Operating Officer and designated as the Company’s Principal Executive Officer. Mr. del Campo has over 35 years of diverse industry experience, including serving as Enzon’s Senior Vice President, Technical Operations from October 2002 to April 2005. Prior to joining Enzon, Mr. del Campo was the head of the North American operations of Elan Corporation, plc from May 2000 to September 2002. Mr. del Campo also spent over 17 years in various senior operations management positions at Bristol-Myers Squibb.

Paul S. Davit, age 55, has served as the Company’s Executive Vice President, Human Resources since April 2005. Mr. Davit previously served as Enzon’s Senior Vice President, Human Resources from January 2004 to April 2005, and Vice President, Human Resources from March 2002 to January 2004. Prior to joining Enzon, Mr. Davit ran a human resources consulting practice from September 2001 to March 2002. From July 1998 to September 2001, Mr. Davit worked at Caliber Associates and he spent over 11 years with Rhône-Poulenc Rorer from October 1986 to May 1998, where he served as Vice President of Human Resources for RPR Gencell, Rhône- Poulenc Rorer’s start-up biotechnology division and as Vice President of Human Resources for the North American Pharmaceuticals division. Mr. Davit began his career as a compensation consultant with the Hay Group.

Dr. Ivan D. Horak, age 59, served as the Company’s Executive Vice President, Research and Development and Chief Scientific Officer from September 2005 to February 22, 2010, at which time he was appointed by the Executive Committee as President of Research and Development. Prior to joining Enzon, Dr. Horak was employed by Immunomedics, Inc., a biopharmaceutical company, as Executive Vice President of

Research and Development from May 2002 until July 2003, and as Chief Scientific Officer from July 2003 to August 2005. Before joining Immunomedics, Dr. Horak was employed by Pharmacia as a Vice President for Clinical Oncology from November 1999 to May 2002, where he helped direct the global development of oncology compounds, including Camptosar® for metastatic colorectal cancer. From 1996 to 1999, Dr. Horak held a variety of clinical research positions at Janssen Research Foundation, a subsidiary of the Johnson & Johnson Company, including International Director for Clinical Research and Development, Oncology. Prior to joining Janssen, Dr. Horak spent nine years at the National Cancer Institute where he most recently served as a cancer expert for the Metabolism Branch. In addition to authoring over 60 scientific publications, Dr. Horak is a member of several prominent medical societies and has served on various committees for the American Association for Cancer Research and the International Union Against Cancer. He also serves on the editorial board of the prestigious journal Cancer Research. He is a fellow of the American College of Physicians. Dr. Horak received his M.D. degree from the University of Komenius, Bratislava, Czechoslovakia.

Craig A. Tooman, age 44, has served as the Company’s Executive Vice President, Finance and Chief Financial Officer since June 2005. He has more than twenty years of pharmaceutical industry experience. He served as Enzon’s Executive Vice President, Strategic Planning and Corporate Communications from January 2005 to June 2005, and he retained the duties of that position when he was promoted to his current position. Prior to joining Enzon, from 2002 to 2005, Mr. Tooman served as Senior Vice President of Strategic Planning and Corporate Communications for ILEX Oncology, a pharmaceutical company now part of Genzyme Corporation. Before joining ILEX, Mr. Tooman was employed at Pharmacia Corporation where he served as Vice President of Investor Relations. Previously, he served in a variety of management posts of increasing responsibility at Pharmacia and Upjohn Company, including assignments in finance, marketing and sales in the U.S., Europe and Japan. Mr. Tooman participated in the global merger between Pharmacia and Upjohn, designed award-winning shareholder programs for the merger of Pharmacia and Monsanto, and was responsible for the investment banking associated with the $1.1 billion merger of ILEX Oncology and Genzyme Corporation. Mr. Tooman also assisted with two secondary equity offerings exceeding $2 billion, an initial public offering, and multiple debt and equity financings. Mr. Tooman earned his Masters degree in finance from the University of Chicago. Mr. Tooman also serves as a member of the Board of Directors and chairman of the audit committee of Xanodyne Pharmaceuticals, Inc., a specialty pharmaceutical company.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in the Company’s Common Stock by executive officers and directors of the Company and owners of 10% or more of the Company’s outstanding Common Stock are required to be reported to the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on the Company’s review of such reports and written representations from certain reporting persons, during the fiscal year ended December 31, 2009, all such reports were filed in a timely manner.

Code of Conduct

The Board of Directors has adopted a Code of Conduct that is applicable to all of our directors, officers and employees. Any material changes made to the Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed by the filing of a Current Report on Form 8-K within four business days of such material change or waiver. A copy of our Code of Conduct is available on the Corporate Governance page of our website at www.enzon.com or upon request, without charge, by contacting our Investor Relations Department by calling (908) 541-8777 or through an e-mail request to investor@enzon.com.

Finance and Audit Committee

The Board of Directors currently has a standing Finance and Audit Committee, which consists of Mr. Salisbury (Chairman) and Messrs. Classon and LeBuhn. The Finance and Audit Committee is independent as defined by NASDAQ listing standards, and Messrs. Salisbury, Classon and LeBuhn each satisfy the definition of audit committee financial expert as determined by the SEC.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee determines all compensation paid or awarded to our executive officers, including the Named Executive Officers (as defined below under “Historical Compensation of our Executive Officers”). The following discussion describes the objectives of our compensation programs, including the philosophy and policies behind the programs, the elements of our compensation programs, and the impact of regulatory requirements on our compensation decisions and programs.

Objectives of Our Compensation Program

Compensation Philosophy and Policies

The philosophy of our compensation programs is to enhance the Company’s performance and stockholder value by aligning the financial interests of our senior managers with those of our stockholders, while keeping the overall compensation package competitive. The compensation package for officers includes a number of components. The combination of base salary, annual incentives and long-term incentives that we provide to our executives is designed to be competitive with those of comparable companies and to align executive performance with the interests of our stockholders. The package is designed to align individual compensation with the short- term and long-term performance of the Company and is based on the following principles:

•	Pay for the achievement of business and strategic objectives, as measured by our financial and operating performance, as well as individual strategic, management and development goals.

•	Pay competitively, with compensation set at levels that will attract and retain key employees.

•	Align the compensation of executive officers with the interests of stockholders through equity.

The Compensation Committee focuses on the long-term strategic objectives of the Company and the need to retain unique talent to achieve those objectives. In addition to reviewing the competitive landscape of the biopharmaceutical industry, the Compensation Committee carefully considers, through strategic analysis, the specific long term needs of the Company to grow stockholder value. Along those lines, the Compensation Committee continues to monitor its compensation philosophy and objectives and will make changes as appropriate to better position the Company for the future.

Compensation Consultant; Compensation Peer Group

Mercer (US) Inc. (“Mercer”), the outside compensation expert retained by the Compensation Committee, assists the Compensation Committee with determinations concerning compensation levels and mix for our executive officer group. As part of its engagement, Mercer analyzes data from the group of biopharmaceutical industry companies of comparable revenues, therapeutic focus and business model, including a selected subset of companies that are included in the Nasdaq Biotechnology Index. This group, which we will refer to as the “Compensation Peer Group” in this Compensation Discussion and Analysis, is intended to represent a group of companies against which we believe we compete for talent and stockholder investment. The Compensation Peer Group is periodically reviewed and updated by the Compensation Committee. Additionally, Mercer has reviewed and concurred with the selection of companies included in the Compensation Peer Group. The Compensation Peer Group currently consists of the following companies: Alkermes, Inc., Celgene Corporation, Cephalon, Inc., Genta Incorporated, Human Genome Sciences, Inc., Ligand Pharmaceuticals Incorporated, Medarex, Inc., Nektar Therapeutics, Neurocrine Biosciences, Inc., OSI Pharmaceuticals, Inc., PDL BioPharma, Inc., Sepracor Inc., Telik, Inc. and Vertex Pharmaceuticals Incorporated. For comparison purposes, the Company’s annual revenues ranked between the 50th and 60th percentile of companies comprising the Compensation Peer Group (based on 2008 revenues). The committee generally sets target compensation for the Company’s executive officers between the 50th and 75th percentiles of compensation paid to similarly situated executives of the companies comprising the Compensation Peer Group. The Committee believes that the range between the 50th and 75th percentiles provides competitive overall compensation targets to attract and retain experienced executive talent, drive their performance and reward the achievement of challenging goals.

With the recent sale of the Company’s specialty pharmaceutical business in January 2010 to affiliates of the Sigma-Tau group (Sigma-Tau) and the reorganization of the Company around a biotechnology business model, the Compensation Peer Group is being reevaluated for a more appropriate mix of companies related to market capitalization, platform technologies and pipeline status.

Components of the Compensation Package

The compensation package for each of the Named Executive Officers as well as other officers who are members of our executive staff consists of four elements:

•	base salary;

•	annual performance-based incentive;

•	stock incentive programs; and

•	various other benefits.

In addition, our executive officers may have entered into employment agreements with us, and may be entitled to receive change of control and severance payments, or to participate in our executive deferred compensation plan. More specific information on each of these elements follows.

There is no pre-established policy or target, except where specified in an employment agreement, for the allocation between either cash or non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee determines, and at its discretion, in consultation with Mercer, the appropriate level and mix of incentive compensation.

The elements of the compensation package are determined and allocated with consideration of comparisons to the Compensation Peer Group. Each element of the compensation package and the allocation of such elements are proposed by management and reviewed and approved by the Compensation Committee, and, at the discretion of the Compensation Committee, in consultation with Mercer.

Base Salary

The Compensation Committee aims to set base salaries at levels that are competitive with those paid to senior executives at companies included in the Compensation Peer Group. The Compensation Committee believes that this will allow the Company to attract and retain the executive talent required to lead the Company, since we compete with a large number of companies in the biopharmaceutical industry, including large pharmaceutical companies, for executive talent. Salaries are reviewed annually and in connection with promotions. The Compensation Peer Group is considered in making salary determinations to align our pay practices with other companies in the pharmaceutical and biotechnology industries. Individual job performance is also considered in setting salaries. During 2009, our Chief Executive Officer conducted performance reviews of members of executive management and made recommendations to the Compensation Committee on salary, including salary increases, based on his judgment of the individual’s performance, using the following criteria for evaluation: attainment of job accountabilities and functional goals, leadership qualities, strategic contribution and adoption of the Company’s corporate values that focus on five key operating principles—people, passion, performance, pride, and a steadfast commitment to delivering on promises. The Compensation Committee reviewed these recommendations independently and approved the annual salary and salary increases, with any modifications it considered appropriate based on its own interaction with executive management and review of accomplishments. See the discussion in the Corporate Governance section above regarding the Compensation Committee for additional disclosure concerning our Chief Executive Officer’s role in compensation decisions.

The Compensation Committee reviewed base salaries at the end of the fiscal years ended December 31, 2008 and 2009 and determined not to increase any executive officer salaries for 2009 or 2010. This determination was based on Compensation Peer Group market data reviewed by Mercer and the determination that current base salary levels remained competitive. For additional information regarding the base salaries in fiscal year 2009, see the Summary Compensation Table below. The base salaries for the Named Executive Officers, effective January 1, 2010, are as set forth below (other than for Mr. Buchalter, who resigned from the Company effective February 22, 2010). The titles for each Named Executive Officer are as of January 1, 2010.

Name and Title of Executive Officer	2009 Base Salary	Salary Increase (%)	Base Salary effective January 1, 2010
Craig A. Tooman, Executive Vice President, Finance and Chief Financial Officer	$505,000	0%	$505,000
Ivan D. Horak, M.D., Executive Vice President, Research and Development and Chief Scientific Officer	$533,663	0%	$533,663
Ralph del Campo, Executive Vice President, Technical Operations	$412,886	0%	$412,886
Paul S. Davit, Executive Vice President, Human Resources	$349,830	0%	$349,830

Annual Performance-Based Incentive Compensation

The Company maintains an incentive program that provides an opportunity for officers and employees to earn a cash incentive based upon the Company’s performance and their individual performance. The incentive potential is stated as a percentage of the officer’s or employee’s base salary and varies by position, and for those officers with employment agreements will be at least equal to the percentage required by such employment agreements. Corporate goals are discussed and agreed to by the Board of Directors prior to the beginning of a new fiscal year. Individual goals for employees and Named Executive Officers are established in alignment with these overall corporate goals. In addition, the Named Executive Officers have specific functional goals set at the start of the fiscal year and based on business criteria. Actual incentives are calculated at the end of the fiscal year based on goal performance and overall corporate performance.

All executive management had the same corporate goals for the period covered by this report. The corporate goals were based on annual product revenues, operational project milestones and pipeline development. These targets were developed to be consistent with, and promote the achievement of, the objectives of the Company’s long-term strategic plan and the Company’s focus on developing a platform for long-term sustainable growth. Achievement of these goals is part of the total consideration for management’s cash incentive for 2009. The 2009 stated corporate goals included maintaining relative stability of revenues in the products and contract manufacturing segments, advancing two R&D programs into further clinical trials, advancing our next-generation Oncaspar and Adagen programs, continued improvement in the Company’s capital structure, continued improvement in gross margins, identification of additional G&A efficiencies. Beyond the specific 2009 corporate goals, the Company has ongoing strategic goals that are in-line with the long-term strategic plan, including identification of value-enhancing opportunities. In 2009, the Company had a 3% increase in product segment revenues. The Company’s pegylated SN38 product candidate progressed through Phase I studies and advanced into Phase II. In 2009, the Company filed an Investigational New Drug application for its next-generation Adagen program. The Company was also successful in transferring the improved manufacturing technology for its next-generation Oncaspar and Adagen and the pivotal clinical study for Oncaspar is well underway. The Company improved its capital structure with the purchase of $20.5 million of its outstanding convertible debt in 2009. The Company also made improvements in its financials by the improvement in its gross margin due to the consolidation of its manufacturing facilities and efficiencies in its overall expense structure primarily in general and administrative.

Individual goals and weightings for each participant varied, depending on the participant’s position and areas of responsibility and the participant’s effect on the Company’s performance. As with base salary, the evaluation considered the individual’s performance using the following criteria for evaluation: attainment of job accountabilities and functional goals, leadership qualities, strategic contribution and adoption of the Company’s key operating principles. Targets were developed with the expectation that their achievement would be attainable but ambitious. Thus, there is meaningful risk that targets will not be achieved and payments will not be made at all or will be made at less than 100%. This uncertainty ensures that any payments under this program are truly performance-based. Achievement of the individual goals is reviewed in consideration of management’s cash incentive for 2009.

The 2009 individual performance goals for the Named Executive Officers were as follows:

Name and Title of Executive Officer	2009 Performance Goals	2009 Achievements
Jeffrey H. Buchalter President and Chief Executive Officer	• Achievement of 2009 corporate goals • Achievement of strategic goals • Achievement of individual functional goals by the other Executive Officers as specified below in this table

•  Sale of specialty pharmaceutical
 business
•  Commencement of two Phase II
 studies for PEG-SN38 and Phase I
 study for Survivin Antagonist
•  Delay in completion of next-
 generation Oncaspar pivotal study
 and delay in commencement of
 HIF-1 alpha Antagonist Phase II
 study

Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer	• Continue to improve capital structure • Lead team to identify additional G&A efficiencies • Maintain good financial controls • Successfully implement new ERP system

•  Repurchase of $20.5 million in
 convertible notes at discount
 to par
•  Decrease in G&A expenses by
 $2.7 million or 7% from 2008
•  Maintained good financial controls
•  Successfully implemented new
 ERP system on budget

Ivan D. Horak, M.D. Executive Vice President, Research and Development and Chief Scientific Officer

•  Advance two clinical programs
 into Phase II studies
•  Execution of Survivin Phase I
 study
•  File IND for next-generation
 Adagen program
•  Identify an additional
 preclinical candidate for IND
 enabling studies

•  Commencement of two Phase II
 studies for PEG-SN38
 and Phase I study for Survivin
 Antagonist
•  Delay in completion of next-
 generation Oncaspar pivotal
 study and delay in commencement
 of HIF-1 alpha Antagonist
 Phase II study
•  Filed IND for next-generation
 Adagen program
•  Identified next LNA compound
 for IND enabling studies

Ralph del Campo Executive Vice President, Technical Operations	• Maintain good compliance profile at Indianapolis facility • Continued improvement in cost of goods • Maintain CMO revenues

•  Successful regulatory inspections
 and overall compliance record at
 Indianapolis facility
•  Significant reduction in COGS
 through consolidation and yield
 improvements
•  CMO revenues decreased from
 loss of significant customer

Paul S. Davit Executive Vice President, Human Resources	• Improve HR efficiencies and effectiveness • Improve employee engagement • Management continuity planning • Career development

•  Lowered healthcare costs for
 significant savings to company
 without reducing employee
 benefits
•  Improved organizational
 efficiencies through headcount
 reduction
•  Facilitated reorganization of sales,
 marketing and medical affairs
 teams to increase operational
 efficiencies
•  Implemented on-line training
 curriculum for technical
 operations
•  Refined field sales performance
 management process

For 2009, our Chief Executive Officer reviewed the performance goal achievement of members of executive management and made recommendations to the Compensation Committee on annual incentive payouts based on attainment of the agreed upon goals. The Compensation Committee reviewed those recommendations and, with any modifications it considered appropriate, determined and approved the annual incentive payouts. The Compensation Committee independently reviewed and recommended the annual incentive payout and compensation for the Chief Executive Officer to the entire Board of Directors for approval.

The Compensation Committee calculated performance incentives following the fiscal year ended December 31, 2009, and the Company paid those performance incentives as set forth below in January 2010, provided that one-half of the performance incentives were paid in the form of restricted stock units having a one year vesting period.

Name and Title of Executive Officer	Target Cash Bonus (as % of base salary)	Cash Bonus Range (as % of base salary)	Actual Cash Bonus Award ($)	Actual Cash Bonus Award (as a % of base salary)	Actual Equity Bonus Award ($)	Actual Total Bonus Award (as a % of base salary)
Jeffrey H. Buchalter President and Chief Executive Officer	100%	0-200%	375,000	43.9%	375,000	87.7%
Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer	60%	0-120%	137,500	27.2%	137,500	54.5%
Ivan D. Horak, M.D. Executive Vice President, Research and Development and Chief Scientific Officer	60%	0-120%	162,500	30.5%	162,500	60.9%
Ralph del Campo Executive Vice President, Technical Operations	60%	0-100%	125,000	30.3%	125,000	60.6%
Paul S. Davit Executive Vice President, Human Resources	50%	0-100%	75,000	21.4%	75,000	42.9%

For 2010, the Company goals upon which 2010 cash incentive awards will be based include:

•	achieving a key milestone in the Phase II clinical program for the Company’s PEG-SN38;

•	attaining proof of principle for the Company HIF-1 alpha and Survivin antagonists;

•	filing an Investigational New Drug Application for the Company Androgen Receptor Antagonist;

•	attain proof of principle for the PEGylation of a small molecule compound;

•	executing a value-added partnership or strategic alliance;

•	execution of transition services to Sigma-Tau with respect to Oncaspar and Adagen programs;

•	continued improvements in capital structure, financial controls, and G&A efficiencies;

•	complete the evaluation of, and potential execution of, the sale of PEGINTRON royalties;

•	restructuring for effective alignment and focus as a biotechnology organization; and

•	develop a culture of inclusion, participatory work environment and rewards based on performance.

The 2010 individual performance goals for the Named Executive Officers are as follows. The titles for each Named Executive Officer are as of February 22, 2010:

Name and Title of Executive Officer	2010 Performance Goals
Ralph del Campo	•	Achievement of 2010 corporate goals
Chief Operating Officer	•	Achievement of individual functional goals by the other Executive Officers as specified below in this table
Craig A. Tooman	•	Complete the evaluation and potential sale of
Executive Vice President, Finance and Chief		PEGINTRON royalty
Financial Officer	•	Continued improvements in capital structure
	•	Continue to maintain good financial controls
	•	Identify additional G&A efficiencies
Ivan D. Horak, M.D.	•	Achieving a key milestone in the Phase II clinical
President of Research and Development		program for the Company’s PEG-SN38
	•	Attaining proof of principle for the Company HIF-1 alpha and Survivin antagonists
	•	Filing an Investigational New Drug Application for the Company Androgen Receptor Antagonist
	•	Attain proof of principle for the PEGylation of a small molecule compound
	•	Execution of publications and presentations plan
Paul S. Davit	•	Restructure for effective alignment and focus as a
Executive Vice President, Human Resources		biotechnology organization
	•	Establish a culture of inclusion, participatory work environment and rewards based on performance
	•	Consolidate Research & Development personnel into Piscataway facility
	•	Maintain continued compliance with policies, regulations and Code of Conduct

Stock Incentive Programs

The Compensation Committee believes that stock incentive programs directly link the amounts earned by officers with the amount of appreciation realized by our stockholders. Equity-based awards also serve as a critical retention incentive. Stock incentive programs have always been viewed as a major means to attract and retain highly qualified executives and key personnel and have always been a major component of the compensation package, consistent with practices throughout the pharmaceutical and biotechnology industries. Our stock incentive programs are structured to encourage key employees to continue in our employ and motivate performance that will meet the long-term expectations of stockholders. In determining the size of any option or restricted stock or restricted stock unit award, the Compensation Committee considers the individual’s position, past performance and potential, the desired retention incentive, and market practices and levels.

The Compensation Committee generally considers and makes grants of equity-based awards to executive officers once a year coinciding with annual performance reviews. Equity-based awards may also be granted at other times during the year in connection with promotions or for new hires or as special performance awards. Equity- based awards to members of executive management are made under our 2001 Incentive Stock Plan. Options are granted with the exercise price equal to the last reported sale price of our Common Stock on the date of grant and expire ten years after the date of the grant. Vesting on most equity-based awards occurs over a three to four year period, which is designed to encourage retention. The amount and combination of equity grants, as well as the vesting period, is determined by the Compensation Committee with the intention of providing performance incentive and retention.

Other Benefits

Executive officers participate in the Company’s Employee Stock Purchase Plan. The Compensation Committee believes that all employees should have the opportunity to acquire or increase their holdings of our

Common Stock. Under our 2007 Employee Stock Purchase Plan, all eligible employees, including executive officers, who choose to participate in the 2007 Employee Stock Purchase Plan have deductions made by us from their compensation to purchase our Common Stock semi-annually on March 31 and September 30 of each year, at a purchase price equal to 85% of the reported last sale price of our Common Stock on either the first or last day of each six-month offering period, whichever is less.

Executive officers participate in the Company’s 401(k) savings plan, a tax-qualified defined contribution plan for the benefit of all of our employees, including our executive officers. The 401(k) savings plan provides for a discretionary matching contribution.

Executive officers also participate in the Company’s Executive Deferred Compensation Plan that provides a select group of our management or highly compensated employees with the opportunity to defer the receipt of certain compensation. The material terms of this plan are described below under “Executive Deferred Compensation Plan.”

Executive officers participate in various medical, dental, life, disability and benefit programs that are generally made available to all employees. Certain of our executive officers also receive reimbursement for (1) tax and financial planning services, (2) life and disability insurance premiums, and/or (3) home security systems. It has been the Company’s practice to make additional payments to executive officers to make them whole with respect to taxes incurred in connection with such reimbursements. However, in February 2009, the Compensation Committee established a policy providing that the Company shall not make any such additional payments to executive officers to make them whole with respect to taxes incurred in connection with any perquisites.

The Company maintains a limited membership in a chartered flight lease program. A chartered flight can provide for more efficient and productive use of executives’ time as compared to commercial flights. The Company’s policy provided for independent director review and approval of the business purpose for certain chartered flights. The Company’s policy also allowed family members to accompany our executive officers on business flights, provided, that the value of family member usage is reported according to Internal Revenue Service rules. The Company terminated this program in 2010.

The Company had maintained a leased automobile for use by executive officers. Additionally, the Company had employed a security associate who also served as a driver for executive officers primarily for the purpose of ensuring personal security. These benefits were ended in 2009.

Executive Officer Employment and Separation Agreements

Jeffrey H. Buchalter

In December 2004, we entered into an employment agreement with Jeffrey H. Buchalter, the Chairman of the Board of Directors, pursuant to which Mr. Buchalter served as our Chairman, President and Chief Executive Officer.

The agreement, as amended, provides for a base salary, which during 2009 was $855,000 per year, subject to increase, and that Mr. Buchalter was eligible to receive an annual performance-based cash bonus in an amount between zero and 200% of his base salary, based on individual and/or corporate factors established and determined by the Board of Directors as described above under “Annual Performance-Based Incentive Compensation.” The annual target bonus required by Mr. Buchalter’s employment agreement was equal to 100% of his base salary.

In the event Mr. Buchalter’s employment is terminated without cause (as defined in Mr. Buchalter’s employment agreement) or for good reason (as defined in Mr. Buchalter’s employment agreement), Mr. Buchalter will be entitled to receive: (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination, (ii) a lump sum cash payment equal to four times his annual base salary, and (iii) a pro rata portion of his target bonus for the period worked during the fiscal year in which the termination occurs. In addition, Mr. Buchalter will be entitled to reimbursement for any health benefits and life and disability insurance coverage available to him and his family members for a period of up to four years commencing on the date of termination, all equity awards granted to Mr. Buchalter that have not vested at the time of termination will vest immediately upon termination, and Mr. Buchalter will continue to be entitled to any deferred compensation and any other unpaid amounts and benefits earned and vested prior to or as a result of his termination.

Mr. Buchalter’s employment agreement provides that (i) during the period ending January 31, 2010, Mr. Buchalter will not be entitled to terminate his employment for good reason by virtue of his having been removed from the position of Chairman of the Board in July 2009 and (ii) during the period commencing February 1, 2010 and ending on July 31, 2010, Mr. Buchalter’s right to terminate his employment for good reason by virtue of his having been removed as Chairman of the Board shall be reinstated. During the period described in clause (ii) of the foregoing sentence, any resignation or termination of Mr. Buchalter’s employment that is initiated by Mr. Buchalter will be deemed to be a termination for good reason. Effective February 22, 2010, Mr. Buchalter terminated his employment with the Company for good reason.

If any payments or compensation received by Mr. Buchalter in connection with a change of control are subject to an excise tax under Section 4999 of the Internal Revenue Code, Mr. Buchalter will be entitled to receive additional payments to make him whole with respect to such excise taxes.

Mr. Buchalter’s employment agreement requires him to maintain the confidentiality of proprietary information during the term of his agreement and thereafter. Mr. Buchalter is subject to a non-competition covenant during the term of his employment agreement and for two years after his employment is terminated (one year if the termination occurs pursuant to a notice of nonrenewal).

The agreement stipulates that the Company will reimburse Mr. Buchalter for (i) his reasonable attorneys’ fees incurred in connection with any dispute arising from the employment agreement in which Mr. Buchalter proceeds in good faith and (ii) for his reasonable attorneys’ fees incurred in connection with the preparation, negotiation and execution of the July 2009 amendment to the agreement.

Resignation of Mr. Buchalter

On February 19, 2010, Jeffrey Buchalter resigned as President and Chief Executive Officer and as a director of the Company, effective as of February 22, 2010. In light of Mr. Buchalter’s resignation, on February 20, 2010, the Board of Directors created an Executive Committee, comprised of Dr. Denner, Professor Mulligan and Mr. Classon, to serve as a search committee for a new Chief Executive Officer. On February 22, 2010, the Executive Committee appointed Mr. del Campo, previously the Company’s Executive Vice President, Technical Operations, as the Company’s Chief Operating Officer and designated him as Principal Executive Officer, and appointed Dr. Horak, previously the Company’s Executive Vice President, Research and Development and Chief Scientific Officer, as the Company’s President of Research and Development.

While final settlement terms remain under negotiation, Mr. Buchalter may receive severance payments including certain insurance benefits of up to $3.8 million. In addition, approximately 281,000 stock options, 67,000 shares of restricted stock and 225,000 restricted stock units are subject to accelerated vesting as of his date of resignation, subject to certain conditions.

Craig A. Tooman

In June 2008, we entered into an amended and restated employment agreement with Craig A. Tooman, pursuant to which Mr. Tooman retained his position of Executive Vice President, Finance and Chief Financial Officer and was further appointed to serve as the senior executive overseeing the human resources and information technology functions. The employment agreement, as amended, will be effective until June 18, 2011, subject to automatic renewal for an additional twenty-four months unless either party provides written notice of non-renewal to the other party no later than 90 days prior to June 18, 2011.

The amended and restated agreement provides for a base salary, which is currently $505,000 per year, subject to increase, and Mr. Tooman will be eligible to receive an annual performance-based cash bonus in an amount between zero and 120% of base salary, with an annual target bonus of 60% of base salary, based on individual and/or corporate factors to be established and determined by the Board of Directors each year and described above under “Annual Performance-Based Incentive Compensation.”

In the event Mr. Tooman’s employment is terminated without cause (as defined in Mr. Tooman’s employment agreement) or for good reason (as defined in Mr. Tooman’s employment agreement), Mr. Tooman will be entitled to receive: (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination, (ii) a cash payment equal to one year of his base salary, (iii) a cash payment equal to the target bonus which would have been payable for the fiscal year which commences immediately following the date of his termination and (iv) a cash payment equal to a pro rata portion of his target bonus for the fiscal year during which the termination occurs. In addition, Mr. Tooman will be entitled to reimbursement for any medical and dental coverage available to him and his family members for a period of up to 18 months commencing on the date of termination, all options and shares of restricted stock initially granted by the Company to Mr. Tooman pursuant to his original January 2005 employment agreement and the June 2005 amendment thereof that have not vested at the time of termination will vest immediately upon termination, and Mr. Tooman will continue to be entitled to any deferred compensation and any other unpaid amounts and benefits earned and vested prior to or as a result of his termination.

If we experience a change of control (as defined in Mr. Tooman’s employment agreement) and Mr. Tooman’s employment is terminated without cause or for good reason within the period commencing 90 days before such change in control and ending one year after the change of control, Mr. Tooman will be entitled to receive: (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination, (ii) a cash payment equal to two times the sum of his base salary and target bonus for the fiscal year in which the termination occurs and (iii) a cash payment equal to a pro rata portion of his target bonus for the fiscal year during which the termination occurs. In addition, Mr. Tooman will be entitled to reimbursement for any medical and dental coverage available to him and his family members for a period of up to 36 months commencing on the date of termination, and Mr. Tooman will continue to be entitled to any deferred compensation and any other unpaid amounts and benefits earned and vested prior to or as a result of his termination. Further, upon a change of control any of Mr. Tooman’s options to purchase Common Stock and shares of restricted Common Stock and restricted stock units that have been granted to him, but not yet vested, prior to the effective date of the change of control shall vest at such time.

If any payments or compensation received by Mr. Tooman in connection with a change of control are subject to an excise tax under Section 4999 of the Internal Revenue Code, Mr. Tooman will be entitled to receive additional payments to make him whole with respect to such excise taxes.

Mr. Tooman’s employment agreement requires him to maintain the confidentiality of our proprietary information during the term of his agreement and thereafter. Mr. Tooman is precluded from competing with us during the term of his employment agreement and for one year after his employment is terminated.

Ivan D. Horak, M.D.

In September 2005, we entered into an employment agreement with Ivan D. Horak, pursuant to which Dr. Horak was appointed our Executive Vice President, Research and Development and Chief Scientific Officer. The employment agreement will be effective until September 2, 2009, subject to automatic renewal for an additional twenty-four months unless either party provides written notice of non-renewal to the other party no later than 90 days prior to September 2, 2009. As noted above, on February 22, 2010, Dr. Horak was appointed by the Executive Committee to serve as the Company’s President of Research and Development. The terms of Dr. Horak’s employment agreement have not been modified in connection with that appointment.

The agreement provides for a base salary, which is currently $533,663 per year, subject to increase, and Dr. Horak will be eligible to receive an annual performance-based cash bonus in an amount between zero and 120% of base salary, based on individual and/or corporate factors to be established and determined by the Board of Directors each year and described above under “Annual Performance-Based Incentive Compensation.” The Compensation Committee has set Dr. Horak’s annual target bonus at 60% of his base salary.

In the event Dr. Horak’s employment is terminated without cause (as defined in Dr. Horak’s employment agreement) or for good reason (as defined in the employment agreement), Dr. Horak will be entitled to receive: (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination, (ii) a cash payment equal to one year of his base salary, (iii) a cash payment equal to the target bonus which would have been payable for the fiscal year which commences immediately following the date of his termination and (iv) a cash payment equal to a pro rata portion of his target bonus for the fiscal year during which the termination occurs. In addition, Dr. Horak will be entitled to reimbursement for any medical and dental coverage available to him and his family members for a period of up to 18 months commencing on the date of termination, all options and shares of restricted stock initially granted by the Company to Dr. Horak under the employment agreement that have not vested at the time of termination will vest immediately upon termination, and Dr. Horak will continue to be entitled to any deferred compensation and any other unpaid amounts and benefits earned and vested prior to or as a result of his termination.

If we experience a change of control (as defined in Dr. Horak’s employment agreement) and Dr. Horak’s employment is terminated without cause or for good reason within the period commencing 90 days before such change in control and ending one year after the change of control, Dr. Horak will be entitled to receive: (i) a cash payment equal to any unpaid base salary through the date of termination plus any earned bonus relating to the preceding fiscal year that remains unpaid on the date of termination, (ii) a cash payment equal to two times the sum of his base salary and target bonus for the fiscal year in which the termination occurs and (iii) a cash payment equal to a pro rata portion of his target bonus for the fiscal year during which the termination occurs. In addition, Dr. Horak will be entitled to reimbursement for any medical and dental coverage available to him and his family members who were covered by our group health plan at the time of his termination for a period of up to 24 months commencing on the date of termination, and Dr. Horak will continue to be entitled to any deferred compensation and any other unpaid amounts and benefits earned and vested prior to or as a result of his termination. Further, upon a change of control any of Dr. Horak’s options to purchase Common Stock and shares of restricted Common Stock and restricted stock units that have been granted to him, but not yet vested, prior to the effective date of the change of control shall vest at such time.

Dr. Horak’s employment agreement requires him to maintain the confidentiality of our proprietary information during the term of his agreement and thereafter. Dr. Horak is precluded from competing with us during the term of his employment agreement and for one year after his employment is terminated.

Ralph del Campo

In May 2004, we entered into an amended and restated severance agreement with Mr. del Campo, the initial term of which expired on December 31, 2004, with an automatic renewal for an additional twelve months in January of each year, unless the Company provides notice of non-renewal by September 30 of the preceding year. Notwithstanding such notice by the Company not to extend, in the event that there occurs, during the term, a change in control (as defined in Mr. del Campo’s amended and restated severance agreement), the agreement shall then continue in effect for a period of twelve months beyond the date of such change of control. The severance agreement was further amended in November 2007. As noted above, on February 22, 2010, Mr. del Campo was appointed by the Executive Committee to serve as the Company’s Chief Operating Officer and was designated the Company’s Principal Executive Officer. The terms of Mr. del Campo’s severance agreement have not been modified in connection with that appointment and designation.

Under the amended agreement, if we experience a change of control and Mr. del Campo’s employment is terminated without cause (as defined in Mr. del Campo’s amended and restated severance agreement, as amended) or for good reason (as defined in Mr. del Campo’s amended and restated severance agreement, as amended) within the period commencing 90 days before such change of control and ending one year after the change of control, Mr. del Campo will be entitled to receive: (i) a cash payment equal to any unpaid base salary through the date of termination, (ii) a cash payment equal to a pro rated portion of the target bonus which would be payable for the fiscal year during which such termination occurs, (iii) a cash payment equal to two times the sum of his annual base salary and the target bonus which would be payable for the fiscal year in which such termination occurs, (iv) reimbursement for any medical and dental coverage available to Mr. del Campo and any family member for a period of up to 18 months commencing on the date of termination, (v) all options to acquire shares of Company Common Stock shall fully vest prior to the effective date of the change in control, and any options not exercised prior to the effective date of the change in control shall terminate as of the effective date, and (vi) all shares of restricted stock and/or restricted stock units will fully vest.

Paul S. Davit

In May 2004, we entered into an amended and restated severance agreement with Mr. Davit, the initial term of which expired on December 31, 2004, with an automatic renewal for an additional twelve months in January of each year, unless the Company provides notice of non-renewal by September 30 of the preceding year. Notwithstanding such notice by the Company not to extend, in the event that there occurs, during the term, a change in control (as defined in Mr. Davit’s amended and restated severance agreement), the agreement shall then continue in effect for a period of twelve months beyond the date of such change of control. The severance agreement was further amended in November 2007.

Under the amended agreement, if we experience a change of control and Mr. Davit’s employment is terminated without cause (as defined in Mr. Davit’s amended and restated severance agreement, as amended) or for good reason (as defined in Mr. Davit’s amended and restated severance agreement, as amended) within the period commencing 90 days before such change of control and ending one year after the change of control, Mr. Davit will be entitled to receive: (i) a cash payment equal to any unpaid base salary through the date of termination, (ii) a cash payment equal to a pro rated portion of the target bonus which would be payable for the fiscal year during which such termination occurs, (iii) a cash payment equal to two times the sum of his annual base salary and the target bonus which would be payable for the fiscal year in which such termination occurs, (iv) reimbursement for any medical and dental coverage available to Mr. Davit and any family members for a period of up to 18 months commencing on the date of termination, (v) all options to acquire shares of Company Common Stock shall fully vest prior to the effective date of the change in control, and any options not exercised prior to the effective date of the change in control shall terminate as of the effective date, and (vi) all shares of restricted stock and/or restricted stock units will fully vest.

Executive Deferred Compensation Plan

The Company’s Executive Deferred Compensation Plan provides a select group of our management or highly compensated employees with the opportunity to defer the receipt of certain compensation. To attract and retain key talent, the Company needs to provide programs that are competitive within our industry. By allowing tax- deferred income growth, executives are incentivized to remain with the Company long-term, providing more stability to management. The plan is administered in a manner that complies with Section 409A of the Internal Revenue Code.

The Company’s obligation for compensation deferred under the plan are that of an unfunded and unsecured promise to pay money in the future to participating eligible employees in accordance with the terms of the plan from the general assets of the Company, and those obligations rank pari passu with other unsecured and unsubordinated indebtedness of the Company from time to time outstanding.

Each participant may elect to defer under the plan all or a portion of his or her base salary and/or annual cash or equity incentive compensation that may otherwise be payable or that may otherwise vest in a calendar year. In addition, the committee administering the plan may, in its sole discretion, award non-elective deferred compensation to a participant. Any credit of non-elective deferred compensation will vest in accordance with the schedule determined by the committee and be distributed in a manner consistent with the election last made by the particular participant.

A participant’s compensation deferrals are credited to the participant’s account maintained under the Plan. Each participant allocates his or her account among the deemed investment options available under the plan from time to time. Amounts credited to participants’ accounts for each year are adjusted for earnings or losses based on the deemed investment options elected by the participant. We are not obligated to actually invest any deferred amounts in those investment options. Each participant’s account is credited on a daily basis with a deemed rate of interest and/or earnings or losses depending upon the investment performance of the deemed investment option. Participants can currently choose from a list of 11 deemed investment options of various asset classes which are administered by an outside registered broker. All deemed investment options, such as money market, bond, stock or other mutual funds, are at market interest rates.

A participant’s account will be credited with an excess 401(k) matching credit. The matching credit is 50% of the value of the matchable annual deferral for the Plan year where the matchable annual deferral is that portion of a participant’s deferral amount for each plan year which is less than or equal to: (i) 6% of total base salary plus annual incentive compensation for a plan year, minus (ii) the amount contributed by the participant to the Company’s 401(k) Savings and Investment Plan for which the participant received an employer matching contribution under that 401(k) Plan. The matchable annual deferral for a plan year shall be zero if the participant does not make the maximum deferral eligible for a matching contribution under that 401(k) Plan for the plan year. A participant’s right to receive the matching credit vests over a five year period.

Each participant may generally elect the time and manner of payment of the deferred compensation. At the election of the participant, payment of the deferred compensation may be made in a lump sum or in annual installments. The time for payment elected by the participant must be a specific date selected at the time of election or the date of the participant’s separation from service. In the event of a change in control of the Company as defined under the plan, payments will be made in the form of a lump sum.

The deferred compensation is not subject to redemption, in whole or in part, prior to the individual payment dates selected by the participants, except that participants may withdraw all or a portion of the value of their plan accounts under certain specified circumstances and certain mandatory lump sum distributions may be made. We reserve the right to amend or terminate the plan at any time, provided that, except as otherwise provided in the plan, no amendment can decrease the benefits to a participant on compensation deferred prior to the date of the amendment without the consent of the participant.

Share Ownership Guidelines for Senior Management

The Board of Directors approved share ownership guidelines for our senior management. These guidelines are applicable to our Chief Executive Officer, executive officers and other Vice President level employees. Under the share ownership guidelines, members of senior management are encouraged to acquire and maintain share holdings in our Common Stock in amounts expressed as a multiple of base salary. The guidelines provide for a four-year window within which the share ownership level is to be achieved. These ownership guidelines are designed to further align executive ownership, long-term strategic thinking and compensation programs to our performance and the interests of our stockholders.

The following multiples of base salary apply:

•	three times base salary for the Chief Executive Officer;

•	two times base salary for other executive officers and Vice President level employees.

The following will be counted in determining share ownership:

•	shares purchased on the open market;

•	shares owned jointly with or separately by spouse and/or children;

•	shares held by the individual in the Company’s 401(k) plan;

•	shares obtained through stock option exercise;

•	restricted stock or restricted stock units;

•	vested and “in the money” unexercised options, provided that these shares may not exceed 50% of the requirement total; and

•	shares purchased pursuant to the Company’s 2007 Employee Stock Purchase Plan or other employee purchase plans.

Impact of Tax and Accounting Treatment on Compensation

The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to the Company with the benefit/value to the executive.

The Company seeks to maximize the deductibility for tax purposes of all elements of compensation. Section 162(m) of the Internal Revenue Code limits the deductibility for federal income taxes of compensation in excess of $1 million paid to a publicly held company’s chief executive officer and any of the other four highest-paid executive officers, except for “performance-based compensation.” The Compensation Committee is aware of this limitation and considers the effects of Section 162(m) when making compensation decisions.

Conclusion

We believe our compensation policies and practices have attracted the best talent available, maintains their connection to the Company and aligns their long-term interests with our stockholders.

Historical Compensation of our Executive Officers

The following tables and descriptive materials set forth compensation information earned for services rendered to the Company by the Company’s Chief Executive Officer, Chief Financial Officer, and the next three most highly compensated executive officers for fiscal year 2009 who were serving as executive officers at the end of fiscal year 2009. We refer to these persons collectively as our “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Jeffrey H. Buchalter,	2009	855,000	1,590,642	1,156,517	375,000	98,267	4,075,427
President and Chief	2008	853,271	1,568,436	1,176,603	1,111,500	178,974	4,888,784
Executive Officer(1)	2007	773,558	974,657	2,136,283	1,162,500	208,495	5,255,493
Craig A. Tooman,	2009	505,000	432,041	505,128	137,500	38,055	1,617,725
Executive Vice President,	2008	501,286	424,558	510,051	400,000	92,992	1,928,887
Finance and Chief Financial	2007	439,231	258,195	498,183	425,000	125,873	1,746,482
Officer
Ivan D. Horak, M.D.,	2009	533,663	430,437	641,589	162,500	34,028	1,802,218
Executive Vice President,	2008	532,857	422,954	700,866	320,000	38,872	2,015,549
Research and Development and	2007	498,293	256,589	688,998	350,000	26,235	1,820,115
Chief Scientific Officer(2)
Ralph del Campo,	2009	412,885	346,655	457,544	125,000	37,828	1,379,912
Executive Vice President,	2008	412,263	395,778	462,467	320,000	33,184	1,623,692
Technical Operations(3)	2007	385,522	248,705	450,599	250,000	19,588	1,354,414
Paul S. Davit,	2009	349,830	119,139	241,775	75,000	17,730	803,474
Executive Vice President,	2008	349,520	174,385	246,698	140,000	18,942	929,545
Human Resources	2007	336,156	164,000	242,742	140,000	15,618	898,516

(1)	Mr. Buchalter resigned from his position as President and Chief Executive Officer and a director of the Company effective February 22, 2010.

(2)	Dr. Horak was appointed as President of Research and Development of the Company effective February 22, 2010.

(3)	Mr. del Campo was appointed as Chief Operating Officer and Principal Executive Officer of the Company effective February 22, 2010.

(4)

Dollar value of stock awards and option awards shown in this table is the aggregate grant date fair value of such awards calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculations are included in the Company’s audited financial statements for the year ended December 31, 2009.

(5)	Includes cash bonus payments.

(6)	All Other Compensation for the years ended December 31, 2009, 2008 and 2007 includes:

For Mr. Buchalter, matching contribution to executive deferred compensation plan of $53,474, $53,573 and $46,957 for 2009, 2008 and 2007, respectively, matching contribution to 401(k) plan of $7,350, $6,900 and $6,750 for 2009, 2008 and 2007, respectively, tax preparation and financial planning fees of $10,000, $41,268 and $19,631 for 2009, 2008 and 2007, respectively, premium for life and disability insurance of $15,000, $21,923 and $23,510 for 2009, 2008 and 2007, respectively, use of company leased aircraft of $12,443, $23,261 and $0 for 2009, 2008 and 2007, respectively, use of company automobile and driver of $0, $4,011 and $3,570 for 2009, 2008 and 2007 respectively, home security of $70,806 for 2007, and tax make-whole payments of $0, $28,038 and $37,271 for 2009, 2008 and 2007, respectively.

For Mr. Tooman, matching contribution to executive deferred compensation plan of $19,800, $21,250 and $17,427 for 2009, 2008 and 2007, respectively, matching contribution to 401(k) plan of $7,350, $6,900 and $6,750 for 2009, 2008 and 2007, respectively, discount to market price for purchases under Employee Stock Purchase Plan of $2,088, $9,076 and $4,855 for 2009, 2008 and 2007, respectively, tax preparation and financial planning fees of $7,500, $34,308 and $22,272 for 2009, 2008 and 2007, respectively, home security of $72,910 and $132,350 for 2007 and 2006, respectively, and tax make-whole payments of $0, $21,458 and $1,659 for 2009, 2008 and 2007, respectively.

For Dr. Horak, matching contribution to executive deferred compensation plan of $19,101, $19,891 and $16,199 for 2009, 2008 and 2007, respectively, matching contribution to 401(k) plan of $7,350, $6,900 and $5,181 for 2009, 2008 and 2007, respectively, discount to market price for purchases under Employee Stock Purchase Plan of $0, $1,903 and $4,855 for 2009, 2008 and 2007, respectively, tax preparation and financial planning fees of $7,577 and $7,450 for 2009 and 2008, respectively and tax make-whole payments of $0 and $2,728 for 2009 and 2008, respectively.

For Mr. del Campo, matching contribution to executive deferred compensation plan of $14,637, $12,137 and $0 for 2009, 2008 and 2007, respectively, matching contribution to 401(k) plan of $7,350, $6,900 and $5,729 for 2009, 2008 and 2007, respectively, discount to market price for purchases under Employee Stock Purchase Plan of $8,341, $4,193 and $3,020 for 2009, 2008 and 2007, respectively, tax preparation and financial planning fees of $7,500, $7,800 and $7,500 for 2009, 2008 and 2007, respectively, and tax make-whole payments of $0, $2,154 and $3,339 for 2009, 2008 and 2007, respectively.

For Mr. Davit, matching contribution to executive deferred compensation plan of $7,578, $7,786 and $6,235 for 2009, 2008 and 2007, respectively, matching contribution to 401(k) plan of $7,350, $6,900 and $6,750 for 2009, 2008 and 2007, respectively, and discount to market price for purchases under Employee Stock Purchase Plan of $2,802, $4,256 and $2,633 for 2009, 2008 and 2007, respectively.

Grants of Plan-Based Awards in Last Fiscal Year

In 2009, there were no equity or non-equity awards granted to the Named Executive Officers under our equity and non-equity incentive plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised options, and restricted stock awards and restricted stock units that have not vested for each of the Named Executive Officers as of December 31, 2009.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009
Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Jeffrey H. Buchalter(2)	40,000			15.46	9/28/2014
	725,000			13.54	12/22/2014
	750,000			6.95	5/12/2015
	300,000			6.97	11/23/2015
	305,357	62,543	62,543	8.04	4/3/2016
	361,880	74,120	74,120	7.40	5/18/2016
	561,000	289,000	289,000	8.59	1/17/2017
						48,000	505,440	48,000	505,440
						138,670	1,460,195	138,670	1,460,195
						33,334	351,007	33,334	351,007
						133,334	1,404,007	133,334	1,404,007
Craig A. Tooman(3)	125,000			13.08	1/5/2015
	50,000			6.95	5/12/2015
	50,000			5.73	6/10/2015
	50,000			6.97	11/23/2015
	77,626	25,875	25,875	8.04	4/3/2016
	92,025	30,675	30,675	7.40	5/18/2016
	150,000	150,000	150,000	8.59	1/17/2017
						10,000	105,300	10,000	105,300
						6,000	63,180	6,000	63,180
						4,000	42,120	4,000	42,120
						39,060	411,302	39,060	411,302
						8,334	87,757	8,334	87,757
						36,667	386,104	6,667	386,104
Ivan D. Horak, M.D.(4)	200,000			7.14	9/2/2015
	35,000			6.97	11/23/2015
	92,175	30,725	30,725	8.04	4/3/2016
	109,275	36,425	36,425	7.40	5/18/2016
	150,000	150,000	150,000	8.59	1/17/2017
						20,000	210,600	20,000	210,600
						3,000	31,590	3,000	31,590
						46,340	487,960	46,340	487,960
						8,334	87,757	8,334	87,757
						36,667	386,104	36,667	386,104

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009
Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Ralph del Campo(5)	100,000			18.40	10/2/2012
	30,000			14.15	2/6/2014
	30,000			15.13	3/26/2014
	50,000			6.95	5/12/2015
	50,000			6.97	11/23/2015
	58,500	19,500	19,500	8.04	4/3/2016
	69,375	23,125	23,125	7.40	5/18/2016
	150,000	150,000	150,000	8.59	1/17/2017
						6,000	63,180	6,000	63,180
						4,000	42,120	4,000	42,120
						29,400	309,582	29,400	309,582
						8,334	87,757	8,334	87,757
						36,667	386,104	36,667	386,104
Paul S. Davit(6)	25,000			42.78	3/1/2012
	25,000			42.782	3/1/2012
	30,000			3.66	8/13/2012
	30,000			14.15	2/6/2014
	30,000			15.13	3/26/2014
	50,000			6.95	5/12/2015
	50,000			6.97	11/23/2015
	44,400	14,800	14,800	8.04	4/3/2016
	52,500	17,500	17,500	7.40	5/18/2016
	50,000	50,000	50,000	8.59	1/17/2017
						6,000	63,180	6,000	63,180
						4,000	42,120	4,000	42,120
						22,330	235,135	22,330	235,135
						6,667	70,204	6,667	70,204

(1)	Calculated by multiplying the number of shares or units by $10.53, the closing price of the Common Stock on December 31, 2009.

(2)	All of Mr. Buchalter’s equity awards are subject to accelerated vesting upon his resignation from the Company, effective February 22, 2010 subject to certain conditions.

(3)

Of Mr. Tooman’s unvested option awards, 25,875 options vest on April 3, 2010; 30,675 options vest on May 18, 2010; and 150,000 options vest in tranches of 75,000 options on each of January 17, 2010 and 2011. Of Mr. Tooman’s unvested restricted stock and restricted stock unit awards, 10,000 shares vest on January 5, 2010, 6,000 shares vest on May 12, 2010; 4,000 shares vest on November 23, 2010; 39,060 shares vest in tranches of 16,740 shares on April 3, 2010 and 22,320 shares on April 3, 2011; 8,334 shares vest on January 17, 2010; and 36,667 shares vest in tranches of 18,333 on January 17, 2010 and 18,334 shares on January 17, 2011.

(4)

Of Dr. Horak’s unvested option awards, 30,725 options vest on April 3, 2010; 36,425 options vest on May 18, 2010; and 150,000 options vest in tranches of 75,000 options on each of January 17, 2010 and 2011. Of Dr. Horak’s unvested restricted stock and restricted stock unit awards, 20,000 shares vest on September 2, 2010; 3,000 shares vest on November 23, 2010; 46,340 shares vest in tranches of 19,860 shares on April 3, 2010 and 26,480 shares on April 3, 2011; 8,334 shares vest on January 17, 2010; and 36,667 shares vest in tranches of 18,333 shares on January 17, 2010 and 18,334 shares on January 17, 2011.

(5)

Of Mr. del Campo’s unvested option awards, 19,500 options vest on April 3, 2010; 23,125 options vest on May 18, 2010; and 150,000 options vest in tranches of 75,000 options on each of January 17, 2010 and 2011. Of Mr. del Campo’s unvested restricted stock and restricted stock unit awards, 6,000 shares vest on May 12, 2010; 4,000 shares vest on November 23, 2010; 29,400 shares vest in tranches of 12,600 shares on April 3, 2010 and 16,800 shares on April 3, 2011; 8,334 shares vest on January 17, 2010; and 36,667 shares vest in tranches of 18,333 shares on January 17, 2010 and 18,334 shares on January 17, 2011.

(6)

Of Mr. Davit’s unvested option awards, 14,800 options vest on April 3, 2010; 17,500 options vest on May 18, 2010; and 50,000 options vest in tranches of 25,000 options on each of January 17, 2010 and 2011. Of Mr. Davit’s unvested restricted stock and restricted unit awards, 6,000 shares vest on May 12, 2010; 4,000 shares vest on November 23, 2010; 22,330 shares vest in tranches of 9,570 shares on April 3, 2010 and 12,760 shares on April 3, 2011; and 6,667 shares vest in tranches of 3,333 shares on January 17, 2010 and 3,334 on January 17, 2011.

Option Exercises and Stock Vested for Fiscal Year Ended December 31, 2009

The following table sets forth the information with respect to the Named Executive Officers concerning option exercises and stock vested on an aggregated basis for the fiscal year ended December 31, 2009.

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR ENDED DECEMBER 31, 2009
Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jeffrey H. Buchalter	—	—	225,429	1,693,125
Craig A. Tooman	—	—	58,406	373,754
Ivan D. Horak, M.D.	—	—	63,776	427,371
Ralph del Campo	—	—	49,766	325,543
Paul S. Davit	—	—	23,403	159,301

(1)	Calculated by multiplying the number of shares or units by the closing price of the Common Stock on the date of vesting.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table sets forth the information with respect to the Named Executive Officers concerning compensation deferred under our Executive Deferred Compensation Plan for the fiscal year ended December 31, 2009.

NONQUALIFIED DEFERRED COMPENSATION FOR FISCAL YEAR ENDED DECEMBER 31, 2009
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Jeffrey H. Buchalter	1,216,681	53,474	51,022	984,248	1,889,745
Craig A. Tooman	39,600	19,800	7,831	437,409	78,092
Ivan D. Horak, M.D.	80,000	19,101	35,037	149,873	81,074
Ralph del Campo	29,273	14,637	13,690	—	627,432
Paul S. Davit	139,966	7,578	36,339	111,868	364,827

See “Compensation Discussion and Analysis—Executive Deferred Compensation Plan” for a discussion of the terms of our Executive Deferred Compensation Plan.

Potential Payments Upon Termination or Change in Control

The potential termination and change in control-related payments described below were calculated in accordance with the terms of the individual’s employment agreements with us described above under “Executive Officer Agreements”. In accordance with SEC rules, the amounts below have all been calculated as of December 31, 2009 using, where applicable, the closing price of Enzon common stock as of such date.

Jeffrey H. Buchalter

While final settlement terms remain under negotiation, Mr. Buchalter may receive severance payments including certain insurance benefits of up to $3.8 million. In addition, approximately 281,000 stock options, 67,000 shares of restricted stock and 225,000 restricted stock units are subject to accelerated vesting as of his date of resignation, subject to certain conditions.

Craig A. Tooman

As of December 31, 2009, in the absence of a change in control, the total severance payments that would have been due to Mr. Tooman if his employment agreement had been terminated without cause or for good reason would have been $1,241,062, and 206,550 stock options, 46,667 shares of restricted stock and 57,394 restricted stock units, having a value of $2,174,972, $491,404 and $516,602, respectively, would have become vested.

As of December 31, 2009, if a change in control were to have occurred and his employment had been terminated without cause or for good reason as provided in his employment agreement, the total payments that would have been due to Mr. Tooman would have been $2,102,765, and 206,550 stock options, 46,667 shares of restricted stock and 57,394 restricted stock units having a value of $2,174,972, $491,404 and $516,602 respectively, would have become vested. In addition, as of December 31, 2009, no additional payments would be made to Mr. Tooman to make him whole for excise taxes.

Ivan D. Horak, M.D.

As of December 31, 2009, in the absence of a change in control, the total severance payments that would have been due to Dr. Horak if his employment agreement had been terminated without cause or for good reason would have been $1,294,477, and 217,150 stock options, 36,667 shares of restricted stock and 77,674 restricted stock units, having a value of $2,286,590, $386,104 and $817,907, respectively, would have become vested.

As of December 31, 2009, if a change in control were to have occurred and his employment had been terminated without cause or for good reason as provided in his employment agreement, the total payments that would have been due to Dr. Horak would have been $2,161,247, and 217,150 stock options, 36,667 shares of restricted stock and 77,674 restricted stock units having a value of $2,286,590, $386,104 and $817,907, respectively, would have become vested.

Ralph del Campo

As of December 31, 2009, if a change in control were to have occurred and his employment had been terminated without cause or for good reason as provided in his severance agreement, the total payments that would have been due to Mr. del Campo would have been $1,615,030, and 192,625 stock options, 36,667 shares of restricted stock and 47,734 restricted stock units having a value of $2,028,341, $386,104 and $502,639, respectively, would have become vested.

Paul S. Davit

As of December 31, 2009, if a change in control were to have occurred and his employment had been terminated without cause or for good reason as provided in his severance agreement, the total payments that would have been due to Mr. Davit would have been $1,312,534, and 82,300 stock options, 6,667 shares of restricted stock and 32,330 restricted stock units having a value of $866,619, $70,204 and $340,435, respectively, would have become vested.

The Compensation Committee has established a policy providing that the Company shall not make or enter into any new commitments to make any additional payments to executive officers to make them whole with respect to taxes incurred in connection with any change in control, provided, that the Company intends to comply with the existing employment agreements with Messrs. Buchalter and Tooman providing for additional payments to be made to make them whole for excise taxes in connection with a change of control.

DIRECTORS’ COMPENSATION

2007 Outside Director Compensation Plan

In November 2006, the Compensation Committee engaged Mercer to conduct a survey of directors’ compensation. The survey looked at the director compensation practices for the same Compensation Peer Group companies as was used in determining executive officer compensation and described below in further detail under “Compensation Discussion and Analysis.” The results of the survey showed that both cash and equity compensation for outside directors under the 2004 Outside Director Compensation Plan was near the 25th percentile. The Compensation Committee recommended increasing the annual retainer and meeting fees, as well as equity awards, to be targeted to the 50th percentile.

In March 2007, the Board adopted a new compensation plan for non-employee directors effective April 1, 2007. Under the 2007 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options on the first trading day of the calendar year with a Black-Scholes value of $75,000 (the “Annual Option Grant”) and an annual grant of restricted stock units settled in shares of Common Stock on the first trading day after June 30 of each calendar year with a value of $75,000 (the “Annual Restricted Stock Grant”). These grants are made under the 2001 Incentive Stock Plan. The number of options in the Annual Option Grant will be based on its Black-Scholes value and will be at an exercise price equal to the closing price of our Common Stock on the date of grant. The Annual Option Grant vests in one tranche on the first anniversary of the date of grant if the recipient director remains on our board on that date. Once vested, options granted pursuant to the Annual Option Grant expire on the 10th anniversary of the date of grant. The number of shares issued in the Annual Restricted Stock Grant will be equal to $75,000 divided by the closing price of our Common Stock on the date of grant. The shares covered by the Annual Restricted Stock Grant vest in three equal tranches on each of the first three anniversaries of the date of grant if the recipient director remains on our board on each such date. Upon the election of a new non-employee director to our board, such newly elected director will receive a grant of stock options with a Black-Scholes value of $75,000 (the exercise price of which will be equal to the closing price of our Common Stock on the date of grant) and a grant of restricted stock units settled in shares of Common Stock with a value of $75,000 (the number of shares covered by such grant being equal to $75,000 divided by the closing price of our Common Stock on the date of grant) (the “Welcome Grant”). The options and restricted stock units included in the Welcome Grant vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the Board on each such date. Furthermore, for the Chairperson of our Board, if such Chairperson is not an employee of the Company, the value of the options and restricted stock units covered by the Annual Option Grant, Annual Restricted Stock Grant and Welcome Grant are twice the amounts mentioned above.

In addition, under the 2007 Outside Director Compensation Plan, each non-employee director receives an annual cash retainer of $25,000. Non-employee directors also receive an additional annual cash retainer of $18,000 for service as chair of the Finance and Audit Committee and $8,000 for service as chair of the Compensation Committee and $5,000 for service as chair of any other committee. Non-employee directors receive an additional annual cash retainer of $8,000 for service as members of the Audit and Finance Committee and an annual cash retainer of $4,000 for each other committee on which they serve but do not chair. Further, each non-employee director is entitled to a cash meeting fee of $2,000 for each meeting of our Board attended in person and $1,000 for each meeting of our Board attended by teleconference and $1,000 for each committee meeting attended.

Directors who are employees of the Company do not receive compensation for their service on our Board of Directors.

Consulting Agreement

On June 1, 2009, the Company entered into a consulting agreement with Philip Renfro, who had served as a director until May 21, 2009, pursuant to which Mr. Renfro agreed to make himself available to perform consulting services with respect to the business conducted by the Company and the Company agreed to pay to Mr. Renfro a consulting fee of $12,500 per month and to reimburse Mr. Renfro for certain expenses incurred by him in providing the consulting services. The term of the consulting agreement commenced on June 1, 2009 and terminates on May 31, 2010, unless earlier terminated either by Mr. Renfro with 30 days prior written notice or by the Company in the event of a breach by Mr. Renfro of certain covenants. The consulting agreement provides for a confidentiality covenant that runs through the term of the agreement and for five years thereafter.

Total Director Compensation

A summary of compensation paid to each of the Company’s directors during fiscal year ended December 31, 2009 is set forth below. Jeffrey H. Buchalter, who served as President, Chief Executive Officer and a director of the Company until February 22, 2010, did not receive compensation for his service on our Board of Directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED DECEMBER 31, 2009
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Goran Ando, M.D.(4)	40,098	54,176	75,005	169,279
Rolf A. Classon	79,451	54,176	75,005	208,632
Alexander J. Denner(5)	36,766	15,261	15,274	67,301
John Geltosky(6)	19,753	50,002	100,029	169,784
Robert LeBuhn	79,000	54,176	75,005	208,181
Harold J. Levy(7)	—	—	—	—
Victor P. Micati	76,000	54,176	75,005	205,181
Richard C. Mulligan(5)	37,766	15,261	15,274	68,301
Phillip Renfro(6)	28,434	54,176	75,005	157,615
Robert C. Salisbury	89,000	54,176	75,005	218,181

(1)

Dollar value of stock awards and option awards shown in this table is the aggregate grant date fair value of such awards calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculations are included in Company’s audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

(2)

As of December 31, 2009, each of the directors listed above (other than Dr. Ando, Dr. Geltosky and Mr. Renfro, who were not serving as directors at the end of 2009) held the following aggregate number of outstanding unvested shares of restricted Common Stock and restricted stock units: Mr. Classon: 10,118; Dr. Denner: 10,432; Mr. LeBuhn: 10,118; Mr. Levy: 0; Mr. Micati: 10,118; Professor Mulligan: 10,432; and Mr. Salisbury: 10,118.

(3)

As of December 31, 2009, each of the directors listed above (other than Dr. Ando, Dr. Geltosky and Mr. Renfro, who were not serving as directors at the end of 2009) held the following number of outstanding options: Mr. Classon: 139,680; Dr. Denner: 25,889; Mr. LeBuhn: 129,680; Mr. Levy: 0; Mr. Micati: 119,680; Professor Mulligan: 25,889; and Mr. Salisbury: 104,680.

(4)	Dr. Ando resigned from the Board on August 3, 2009.

(5)	Dr. Denner and Professor Mulligan were elected as directors at the 2009 Annual Meeting of Stockholders on May 21, 2009.

(6)	Dr. Geltosky and Mr. Renfro did not stand for re-election as directors at the 2009 Annual Meeting of Stockholders, and their service on the Board ended on May 21, 2009.

(7)	Mr. Levy was appointed as a director on July 23, 2009. Mr. Levy has waived all cash and equity compensation to which he is entitled in connection with his service on the Board.

In March 2009, after consideration of current market conditions and the weak performance of the Company’s stock in 2008, and the determination not to grant any equity awards to executive officers in connection with annual performance reviews at the end of fiscal year 2008, the Governance and Nominating Committee recommended, and the Board of Directors approved, an amendment to the 2007 Outside Directors Plan to provide that there shall be no Annual Restricted Stock Grant for any directors for calendar year 2009.

Directors’ Stock Ownership Program

The directors’ stock ownership program requires each of the outside directors to own and maintain shares of our Common Stock with a market value of five times their annual cash board retainer within five years after the director first joins the Board. Currently, the minimum market value requirement is $125,000, representing five times the $25,000 annual cash board retainer. The determination of whether the shares owned by a director meet the current $125,000 minimum market value requirement will be based on the higher of the highest average trading price of our Common Stock over any consecutive twenty trading days (after the director acquires the applicable shares), or the price paid for the Common Stock by the director. For the purposes of these guidelines the following will be counted in determining stock ownership: (1) shares purchased on the open market, (2) shares owned jointly with or separately by spouse and/or children, (3) shares obtained through stock option exercise, (4) restricted stock or restricted stock units, and (5) vested and “in the money” unexercised options, provided that the shares underlying such options may not exceed 50% of the requirement total. The Board may waive this requirement under certain circumstances.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee currently consists of Mr. Classon (Chairman), Dr. Denner and Messrs. Levy and Micati. Each member of the Compensation Committee is independent as defined by NASDAQ listing standards. No member of our Compensation Committee was an officer or employee of the Company during the last fiscal year, was formerly an officer of the Company, or had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act.

During the last fiscal year, none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Compensation Committee or on our Board of Directors, and none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with management, and based on these reviews and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A for the fiscal year ended December 31, 2009.

THE COMPENSATION COMMITTEE Rolf A. Classon, Chairman Alexander J. Denner Harold J. Levy Victor P. Micati

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 5, 2010 concerning stock ownership of all persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s voting stock, each director, each nominee for director, each current executive officer named in the Summary Compensation Table and all directors and current executive officers of the Company as a group:

Name and Address of Beneficial Owner or Identity of Group(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Voting Stock Outstanding(3)
Rolf A. Classon	167,840(4)	*
Dr. Alexander J. Denner	12,107(5)	*
Robert LeBuhn	229,039(6)	*
Harold J. Levy	6,682,562(7)	11.37%
Victor P. Micati	153,145(8)	*
Richard C. Mulligan	12,107(9)	*
Robert C. Salisbury	137,178(10)	*
Paul S. Davit	533,802(11)	*
Ralph del Campo	809,248(12)	1.36%
Dr. Ivan D. Horak	765,198(13)	1.29%
Craig A. Tooman	707,184(14)	1.19%
Group comprised of The Baupost Group, L.L.C., Baupost Value Partners, L.P.-IV, SAK Corporation and Seth A. Klarman, 10 St. James Avenue, Suite 1700, Boston, MA 02116	8,082,400(15)	13.75%
Group comprised of Iridian Asset Management LLC, COLE Partners LLC, Iridian Private Business Value Equity Fund, L.P., Iridian Partners Fund, L.P., Renoma Partners LLC, Iridian Charter Fund, L.P., Harold J. Levy and David L. Cohen, 276 Post Road West, Westport, CT 06880-4704	6,516,027(16)	11.09%
Group comprised of Citigroup Global Markets Inc., Citigroup Financial Products Inc., Citigroup Global Markets Holdings Inc. and Citigroup Inc., 388 Greenwich Street, New York, NY 10013 (for Citigroup Global Markets Inc., Citigroup Financial Products Inc., and Citigroup Global Markets Holdings Inc.); 399 Park Avenue, New York, NY 10043 (for Citigroup Inc.)	4,490,569(17)	7.10%
Group comprised of DellaCamera Capital Master Fund, Ltd., DellaCamera Capital Fund, Ltd., DellaCamera Capital Management, LLC, Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato, 461 Fifth Avenue, 10th Floor, New York, NY 10017	3,635,000(18)	6.18%
Group comprised of Carl C. Icahn and affiliated entities,767 Fifth Avenue, 47th Floor, New York, NY 10153	3,521,075(19)	5.99%
Group comprised of Highbridge International LLC, Highbridge Statistical Opportunities Master Fund, L.P., STAR L.P., Highbridge Capital Management, LLC and Glenn Dubin, c/o Harmonic Fund Services, The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies (for Highbridge International LLC); 40 West 57th Street, 33rd Floor, New York, NY 10019 (for Highbridge Capital Management, LLC and Mr. Dubin)	3,707,782(20)	5.93%
Jeffrey H. Buchalter, 2 Dory Court, Warren, NJ 07059	3,612,334(21)	5.83%
Aristeia Capital, L.L.C., 136 Madison Avenue, 3rd Floor, New York, NY 10016	3,296,334(22)	5.31%
Group comprised of Renaissance Technologies LLC and James H. Simons, 800 Third Avenue, New York, NY 10022	3,076,684(23)	5.24%
BlackRock, Inc., 40 East 52nd Street, New York, NY 10022	2,992,411(24)	5.09%
All Executive Officers and Directors as a group (11 persons)	10,209,410(25)	16.55%

*	Less than one percent

(1)	The address of all current executive officers and directors listed above is in the care of the Company.

(2)

All shares listed are Common Stock. Except as discussed below, none of these shares are subject to rights to acquire beneficial ownership, as specified in Rule 13d-3(d) under the Exchange Act and the beneficial owner has sole voting and dispositive power, subject to community property laws where applicable. A person’s beneficial ownership includes unvested shares of restricted Common Stock.

(3)

Based on 58,768,314 shares of Common Stock which were issued and outstanding as of April 5, 2010. Each share of Common Stock is entitled to one vote. The percentage of voting stock outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially held by such stockholder as of April 5, 2010 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of April 5, 2010, plus (B) the number of shares of Common Stock issuable upon exercise of options held by such stockholder and which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010, plus (C) restricted stock units held by such stockholder which vest within 60 days after April 5, 2010, plus (D) shares issuable upon conversion of 4% Convertible Senior Notes due 2013 held by such stockholder.

(4)	Includes 129,680 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010.

(5)

Includes (i) 8,630 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010 and (ii) 3,477 restricted stock units which shall vest within 60 days after April 5, 2010.

(6)	Includes 129,680 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010.

(7)

Information concerning stock ownership was obtained from Amendment No. 2 to the Schedule 13D filed by Iridian Asset Management LLC (“Iridian”) with the SEC on April 5, 2010 and Form 4 filed with the SEC on March 10, 2010. Mr. Levy is Co-President, Co-Chief Executive Officer and Co-Chief Investment Officer of Iridian and reported shared voting and dispositive power with respect to 6,516,027 shares of Common Stock. Mr. Levy may be deemed to beneficially own the shares of Common Stock beneficially owned by Iridian by virtue of his indirect controlling ownership of Iridian and having the power to vote and direct the disposition of shares of Common Stock as Co-Chief Investment Officer of Iridian. Mr. Levy disclaims beneficial ownership of such shares beneficially owned by Iridian. Mr. Levy also reported sole voting and dispositive power with respect to 166,535 shares of Common Stock.

(8)	Includes 119,680 shares subject to options which were exercisable as of April 5, 2010, or which will become exercisable within 60 days after April 5, 2010.

(9)

Includes (i) 8,630 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010 and (ii) 3,477 restricted stock units which shall vest within 60 days after April 5, 2010.

(10)	Includes 104,680 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010.

(11)

Includes (i) 444,200 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010 and (ii) 6,000 restricted stock units which shall vest within 60 days after April 5, 2010.

(12)

Includes (i) 655,500 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010 and (ii) 6,000 restricted stock units which shall vest within 60 days after April 5, 2010.

(13)	Includes 728,600 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010.

(14)

Includes (i) 576,200 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010 and (ii) 6,000 restricted stock units which shall vest within 60 days after April 5, 2010.

(15)

Information concerning stock ownership was obtained from Amendment No. 1 to the Schedule 13G filed with the SEC on February 12, 2010. The Baupost Group, L.L.C. (“Baupost”), SAK Corporation (“SAK”) and Seth A. Klarman each reported shared voting and dispositive power with respect to all 8,082,400 shares of Common Stock and Baupost Value Partners, L.P.-IV (“Baupost Value”) reported shared voting and dispositive power with respect to 3,304,161 of such shares of Common Stock. Baupost is a registered investment adviser and acts as an investment advisor and general partner to certain investment limited partnerships, including Baupost Value. SAK is the Manager of Baupost. Seth A. Klarman, as the sole director and sole officer of SAK and a controlling person of Baupost, may be deemed to have beneficial ownership of the shares of Common Stock beneficially owned by Baupost, including securities purchased on behalf of various investment partnerships, including Baupost Value.

(16)

Information concerning stock ownership was obtained from Amendment No. 2 to the Schedule 13D filed with the SEC on April 5, 2010 and Form 4 filed by Harold J. Levy with the SEC on March 10, 2010. Iridian and David L. Cohen each reported shared voting and dispositive power with respect to 6,516,027 shares of Common Stock. COLE Partners LLC reported shared voting and dispositive power with respect to 325,830 of such shares of Common Stock. Iridian Private Business Value Equity Fund, L.P. reported shared voting and dispositive power with respect to 233,820 of such shares of Common Stock. Iridian Partners Fund, L.P. reported shared voting and dispositive power with respect to 92,010 of such shares of Common Stock. Renoma Partners LLC and Iridian Charter Fund, L.P. each reported shared voting and dispositive power with respect to 25,350 of such shares of Common Stock. Harold J. Levy reported shared voting and dispositive power with respect to all 6,516,027 of such shares of Common Stock and sole voting and dispositive power with respect to an additional 166,535 shares of Common Stock.

(17)

Information concerning stock ownership was obtained from Amendment No. 1 to the Schedule 13G filed with the SEC on January 20, 2010. Citigroup Inc. reported shared voting and dispositive power with respect to 4,490,569 shares of Common Stock. Citigroup Global Markets Inc. reported shared voting and dispositive power with respect to 4,490,399 such shares of Common Stock. Citigroup Financial Products Inc. and Citigroup Global Markets Holdings Inc. each reported shared voting and dispositive power with respect to 4,490,414 such shares of Common Stock. Enzon has been advised that all shares of Common Stock reported as beneficially owned are shares of Common Stock issuable upon conversion of 4% Convertible Senior Notes due 2013.

(18)

Information concerning stock ownership was obtained from Amendment No. 16 to the Schedule 13D filed with the SEC on February 22, 2010, by DellaCamera Capital Master Fund, Ltd., DellaCamera Capital Fund, Ltd., DellaCamera Capital Management, LLC, Ralph DellaCamera, Jr., Andrew Kurtz and Vincent Spinnato. The 3,635,000 shares of Common Stock beneficially owned are comprised of: (a) 3,600,000 shares of Common Stock and (b) May 2010 $10 Call Options exercisable for 35,000 shares of Common Stock. The foregoing entities and individuals reported shared voting and dispositive power with respect to all 3,635,000 shares.

(19)

Information concerning stock ownership was obtained from Amendment No. 1 to the Schedule 13D filed with the SEC on January 29, 2009 by Carl C. Icahn and various entities affiliated with him. Mr. Icahn and entities affiliated with him have reported sole voting and dispositive power over all 3,521,075 shares of Common Stock. In addition, Mr. Icahn and entities affiliated with him have reported a long economic exposure to an aggregate of 3,093,032 shares of Common Stock through derivative agreements. Dr. Denner serves as managing director of various entities affiliated with Mr. Icahn but is not deemed to be the beneficial owner of the shares of Common Stock held by Mr. Icahn and his affiliates.

(20)

Information concerning stock ownership was obtained from Amendment No. 3 to the Schedule 13G filed with the SEC on February 11, 2010. Includes (i) 4% Convertible Senior Notes due 2013 convertible into 3,706,805 shares of Common Stock issuable to Highbridge International LLC (“Highbridge International”), (ii) 200 shares of Common Stock over which Highbridge Statistical Opportunities Master Fund, L.P. (“Highbridge Statistical”) reported shared voting and dispositive power, and (iii) 777 shares of Common Stock over which STAR L.P. (“STAR”) reported shared voting and dispositive power. Highbridge Capital Management, LLC (“Highbridge”) is the trading manager of Highbridge International, Highbridge Statistical and STAR. Glenn Dubin is the Chief Executive Officer of Highbridge. Each of Highbridge and Mr. Dubin disclaim beneficial ownership of shares of Common Stock owned by Highbridge International, Highbridge Statistical and STAR.

(21)	Includes 3,187,737 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010.

(22)

Information concerning stock ownership obtained from the Schedule 13G filed with the SEC on February 16, 2010. Aristeia Capital, L.L.C. (“Aristeia”) reported shared voting and dispostive power with respect to all 3,296,334 shares of Common Stock that are issuable on the conversion of 4% Convertible Senior Notes due 2013 held by Aristeia.

(23)

Information concerning stock ownership was obtained from Amendment No. 3 to the Schedule 13G filed with the SEC on February 12, 2010. Includes shares beneficially held by Renaissance Technologies LLC (“Renaissance”) and James H. Simons, the control person of Renaissance. Renaissance and Dr. Simons have each reported sole voting and dispositive power with respect to all 3,076,684 shares of Common Stock. Certain funds and accounts managed by Renaissance have the right to receive dividends and proceeds from the sale of the shares filed on the Schedule 13G. RIEF Trading LLC holds of record more than 5% of such shares.

(24)

Information concerning stock ownership obtained from the Schedule 13G filed with the SEC on January 29, 2010. BlackRock, Inc. reported sole voting and dispositive power with respect to all 2,992,411 shares of Common Stock.

(25)

Includes (i) 2,905,480 shares subject to options which were exercisable as of April 5, 2010 or which will become exercisable within 60 days after April 5, 2010 and (ii) 24,954 restricted stock units which shall vest within 60 days after April 5, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,816,407	$10.04	1,315,880
Equity compensation plans not approved by security holders	—	—	—

Total	6,816,407		1,315,880

Item 13. Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

The Board of Directors has adopted a formal written policy that the Company not enter into any “related party transaction” (defined consistent with Item 404 of Regulation S-K under the Exchange Act) unless the Finance and Audit Committee or a comparable committee of disinterested directors approves such transaction. No member of the Finance and Audit Committee or comparable committee shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Finance and Audit Committee or comparable committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to the Company. There were no related party transactions during the year ended December 31, 2009.

CORPORATE GOVERNANCE

Director Independence

All directors other than Mr. Buchalter (who served as a director until February 22, 2010) meet the NASDAQ listing standards for independence. The independent directors of the Board hold at least two executive sessions each year at which only the independent directors are present. In 2009, the independent directors held 10 executive sessions. Mr. Micati was the Lead Independent Director until July, 2009 and, while serving in such capacity, presided at these executive sessions. In July 2009, Dr. Denner became Chairman of the Board of Directors and thereafter Dr. Denner presided at these executive sessions.

Standing Committees of the Board of Directors

The Board of Directors currently has the following standing committees: Finance and Audit Committee, Compensation Committee, Governance and Nominating Committee and Executive Committee.

Finance and Audit Committee. The Finance and Audit Committee currently consists of Mr. Salisbury (Chairman) and Messrs. Classon and LeBuhn. The Finance and Audit Committee is independent as defined by NASDAQ listing standards, and Messrs. Salisbury, Classon and LeBuhn each satisfy the definition of audit committee financial expert as determined by the SEC.

Compensation Committee. The Compensation Committee currently consists of Mr. Classon (Chairman), Dr. Denner and Messrs. Levy and Micati. Each member of the Compensation Committee is independent as defined by NASDAQ listing standards.

Governance and Nominating Committee. The Governance and Nominating Committee currently consists of Mr. Micati (Chairman), Professor Mulligan and Messrs. Salisbury and LeBuhn. Each member of the Governance and Nominating Committee is independent as defined by NASDAQ listing standards.

Executive Committee. Prior to February 20, 2010, the Executive Committee consisted of Mr. Buchalter (Chairman), Dr. Ando (whose service on the Executive Committee terminated when he resigned from the Board on August 3, 2009) and Messrs. Classon and Micati. In between meetings of the Board of Directors, the Executive Committee may exercise the authority and power of the Board to the full extent permitted under Delaware Law. The Executive Committee did not meet during the fiscal year ended December 31, 2009. In light of Mr. Buchalter’s resignation as President and Chief Executive Officer effective February 22, 2010, on February 20, 2010, the Board established a reconstituted Executive Committee consisting of Dr. Denner (Chairman), Professor Mulligan and Mr. Classon. The reconstituted Executive Committee is serving as a search committee for a new Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

Pre-Approval Policies and Procedures

The Finance and Audit Committee is required to pre-approve the audit and non-audit services performed by the independent accountants in order to assure that the provision of such services does not impair the accountants’ independence. The Finance and Audit Committee specifically pre-approves all audit fees, audit related fees, tax service fees and all other fees. The Finance and Audit Committee has delegated authority to the Chair of the Committee to approve any services not specifically pre-approved by the Committee provided that disclosure of such services and fees is made to the Finance Audit Committee at the next scheduled meeting following such approval.

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees billed to the Company by KPMG LLP (“KPMG”), our independent registered public accounting firm, for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees(1)	$1,140,800	$845,300
Audit-Related Fees(2)	—	685,600
All Other Fees	—	—

Total Fees	$1,140,800	$1,530,900

(1)

Includes services relating to the audit of the Company’s annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC, accounting consultations, and the audit of management effectiveness of internal controls over financial reporting. In 2009, audit fees also include services relating to the audit of the financial statements of the Company in connection with the sale of the Company’s specialty pharmaceutical business.

(2)	Relates to the audit of the financial statements of Evivrus, Inc. in connection with the considered spin-off of the Company’s biotechnology business in 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2) The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the 10-K Report.

(a)(3) All exhibits filed in the 10-K Report are incorporated herein by reference. The following exhibits are filed as a part of this report

Exhibit No.	Item Title	Filed Herewith or Incorporated by Reference
23.0	Consent of Independent Registered Public Accounting Firm	†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†

†	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 15, 2010

By:	/s/ Ralph del Campo Ralph del Campo Chief Operating Officer (Principal Executive Officer)