Form 10-Q
period 2010-03-31
ENZON PHARMACEUTICALS INC
filed 2010-05-10
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010 OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Shares of Common Stock outstanding as of May 6, 2010: 60,695,426

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2010	December 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$365,203	$50,440
Short-term investments	51,783	53,670
Accounts receivable, net	4,630	671
Other current assets	4,090	6,257
Current assets of discontinued operations	—	34,174

Total current assets	425,706	145,212
Property and equipment, net of accumulated depreciation of $37,091 at March 31, 2010 and $35,712 at December 31, 2009	25,406	26,534
Marketable securities	80,522	95,636
Other assets	1,508	2,863
Noncurrent assets of discontinued operations	—	62,504

Total assets	$533,142	$332,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,213	$1,390
Accrued expenses and other	22,115	10,338
Current liabilities of discontinued operations	—	13,269

Total current liabilities	26,328	24,997
Notes payable	134,499	250,050
Other liabilities	4,150	4,419

Total liabilities	164,977	279,466

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock—$.01 par value, authorized 170,000,000 shares; issued and outstanding 58,742,466 shares at March 31, 2010 and 45,317,702 shares at December 31, 2009	587	453
Additional paid-in capital	466,597	352,047
Accumulated other comprehensive income	2,719	2,328
Accumulated deficit	(101,738)	(301,545)

Total stockholders’ equity	368,165	53,283

Total liabilities and stockholders’ equity	$533,142	$332,749

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Royalties	$12,901	$13,071
Sale of in-process research and development	40,900	—
Contract research and development	2,609	—
Miscellaneous revenue	1,750	—

Total revenues	58,160	13,071

Expenses:
Research and development	11,515	11,089
Research and development—specialty and contracted services	3,059	5,693
General and administrative	9,839	9,546
General and administrative—contracted services	1,400	—
Restructuring charge	9,889	693

Total costs and expenses	35,702	27,021

Operating income (loss)	22,458	(13,950)

Other income (expense):
Investment income, net	971	967
Interest expense	(2,676)	(3,262)
Other, net	1	4,829

Total other income (expense)	(1,704)	2,534

Income (loss) from continuing operations, before income tax provision	20,754	(11,416)
Income tax provision	—	—

Income (loss) from continuing operations	20,754	(11,416)
Income and gain from discontinued operations, net of income tax	179,053	17,596

Net income	$199,807	$6,180

Earnings (loss) per common share—continuing operations
Basic	$0.40	$(0.25)

Diluted	$0.29	$(0.25)

Earnings per common share—discontinued operations
Basic	$3.42	$0.39

Diluted	$2.41	$0.39

Earnings per common share—net income
Basic	$3.82	$0.14

Diluted	$2.70	$0.14

Weighted-average shares—basic	52,284	44,885

Weighted-average shares—diluted	74,242	44,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$199,807	$6,180
Income from discontinued operations	179,053	17,596

Income (loss) from continuing operations	20,754	(11,416)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	1,377	1,461
Share-based compensation	2,554	1,846
Amortization and write-off of debt issuance costs	1,716	612
(Gain) loss on sale of marketable securities	(112)	153
Gain on redemption of notes payable	—	(4,848)
Amortization of debt securities premium/discount	868	873
Changes in operating assets and liabilities	11,217	6,551

Net cash provided by (used in) operating activities of continuing operations	38,374	(4,768)
Net cash provided by operating activities of discontinued operations	105	5,550

Net cash provided by operating activities	38,479	782

Cash flows from investing activities:
Proceeds from sale of business, net	263,108	—
Purchase of property and equipment	(249)	(360)
Proceeds from sale of marketable securities	4,441	19,798
Purchase of marketable securities	(1,206)	(14,438)
Maturities of marketable securities	13,400	9,500

Net cash provided by investing activities of continuing operations	279,494	14,500
Net cash used in investing activities of discontinued operations	(105)	(5,550)

Net cash provided by investing activities	279,389	8,950

Cash flows from financing activities:
Redemption of notes payable	—	(15,602)
Proceeds from issuance of common stock	2,441	—
Repurchase of common stock	(5,811)	—
Proceeds from employee stock purchase plan	265	211

Net cash used in financing activities of continuing operations	(3,105)	(15,391)

Net cash used in financing activities	(3,105)	(15,391)

Net increase (decrease) in cash and cash equivalents	314,763	(5,659)
Cash and cash equivalents at beginning of period	50,440	79,711

Cash and cash equivalents at end of period	$365,203	$74,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Description of Business and Basis of Presentation

On January 29, 2010, Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) consummated the sale of its specialty pharmaceutical business comprised principally of the Company’s products and contract manufacturing segments. These divested components are reflected in these condensed consolidated financial statements as discontinued operations and historical information related to the divested components has been reclassified accordingly. The Company also divested of an in-process research and development component of the specialty pharmaceutical business which is reported in revenue from continuing operations. Refer to Note 13, Discontinued Operations, for more information regarding the sale.

Following the sale of the specialty, Enzon is a biopharmaceutical company dedicated to the discovery and development of innovative medicines for patients with cancer. No longer involved in the manufacture and sale of finished products, the Company now operates in one business segment, that of discovering and developing innovative medicines for the treatment of cancer. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation of certain investments, long-lived assets, legal and contractual contingencies and assumptions used in the calculation of share-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, the current economic environment and other factors that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Moreover, interim results are not necessarily indicative of the results that may be expected for the year. Changes in estimates will be reflected in the financial statements in future periods. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included in these financial statements. Certain prior-year amounts have been reclassified to conform to the current period presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as amended with Form 10-K/A filed April 15, 2010.

(2) New Accounting Standards

Enhanced Disclosures about Fair Value—In January 2010, new disclosures became effective relating to fair value measurements. These enhanced disclosures have been adopted by the Company and are reflected in Note 3—Investments and Marketable Securities. The adoption of these disclosure rules had no effect on the Company’s financial position, results of operations or cash flows.

Revenue Recognition—Multiple-Deliverable Revenue Arrangements—In October 2009 the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification to provide guidance for measuring and allocating consideration received among the separate units of accounting in revenue arrangements with multiple deliverables. The new standard establishes a hierarchy of evidence for determining each

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

unit’s selling price which includes vendor-specific objective evidence, third-party evidence or the vendor’s best estimate in the absence of the other alternatives. The Company has adopted the new standard on a prospective basis effective January 1, 2010, as permitted, in advance of the normal effective date of January 1, 2011. The new standard was employed in the measurement of the sale of in-process research and development that was a component of the sale of the Company’s divestiture of its specialty pharmaceutical business. See Note 8—Sale of In-Process Research and Development.

Milestone Method of Revenue Recognition—Pursuant to a final consensus of the Emerging Issues Task Force of the FASB ratified on March 31, 2010, guidance is provided for determining when milestone payments received in conjunction with research and development efforts performed may be recognized. The guidance is effective no later than the third quarter of 2010 with early adoption permitted. The Company is evaluating the new guidance which is to be implemented prospectively and has preliminarily concluded that it is consistent with existing Company policy. Accordingly, the Company does not believe that adoption of the guidance will have a material effect on its financial position, results of operations or cash flows.

(3) Investments and Marketable Securities

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at March 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*
Corporate debt	$95,799	$1,316	$(1)	$97,114
U.S. government-sponsored entities debt	22,296	28	(18)	22,306
Non-U.S. government debt	7,944	122	—	8,066
Auction rate security	884	—	(565)	319
Other	3,592	908	—	4,500

	$130,515	$2,374	$(584)	$132,305

*	Includes short-term investments of $51,783 and marketable securities of $80,522 at March 31, 2010.

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at December 31, 2009 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*
Corporate debt	$114,118	$1,362	$(17)	$115,463
U.S. government-sponsored entities debt	5,713	73	—	5,786
Non-U.S. government debt	23,298	12	(94)	23,216
Auction rate security	877	—	(558)	319
Other	3,714	810	(2)	4,522

	$147,720	$2,257	$(671)	$149,306

*	Includes short-term investments of $53,670 and marketable securities of $95,636 at December 31, 2009.

All corporate, U.S. government-sponsored entity and non-U.S. government debt investments are classified as available for sale. The auction rate security, also available for sale, is classified as a long-term investment due to its perpetual term and the Company’s intent to hold. Other

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $3.7 million as of March 31, 2010 and $3.8 million as of December 31, 2009. There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities included $0.8 million and $0.7 million of corporate equity securities as of March 31, 2010 and December 31, 2009, respectively.

Fair value of the Company’s investments is determined in accordance with GAAP as it relates to fair value measurements and disclosures. The relevant guidance establishes a hierarchy of preferred measures based upon the level of market observability used in determining the investment’s fair value. The preferred level is that which is derived from readily available quoted prices in active markets (Level 1). As the table below indicates, the majority of the Company’s investments and marketable securities are valued based on Level 1 inputs. Failed auctions for the auction rate security have resulted in the need for the Company to seek alternative measures of fair value which the Company deems to be Level 2. The model used to value the auction rate security considers listed quotes of bonds with comparable maturities, the underlying collateral of the security and the issuer’s credit worthiness.

The table below indicates the fair value measurements employed as of March 31, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Corporate debt	$97,114	$—	$97,114
U.S. government-sponsored entities debt	22,306	—	22,306
Non-U.S. government debt	8,066	—	8,066
Auction rate security	—	319	319
Other	4,500	—	4,500

	$131,986	$319	$132,305

There were no transfers between Level 1 and Level 2 investments during the three months ended March 31, 2010.

Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at March 31, 2010 were as follows (in thousands):

Twelve-Month Periods Ending March 31,	Amortized Cost	Fair Value
2011	$50,496	$50,974
2012	53,246	53,940
2013	22,297	22,572
After 2014	884	319

	$126,923	$127,805

The Company realized a net gain of $112,000 during the quarter ended March 31, 2010 from the sale of short-term investments, marketable securities and equity securities. This was comprised of a $76,000 gain on sales of investments in the deferred compensation plan plus a gain of $36,000 on sales of Company-owned investments. The cost of securities is based on the specific-identification method.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table shows the gross unrealized losses and fair values of the Company’s investment securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 31, 2010 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt(1)	$—	$—	$2,200	$(1)
U.S. government-sponsored entities debt	8,577	(18)	—	—
Auction rate security	—	—	319	(565)

Total	$8,577	$(18)	$2,519	$(566)

(1)	The Company invests in bonds and notes that are rated A1 or better, as dictated by its investment policy.

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

The Company has one investment in an auction rate security at risk with an original cost basis of $1.5 million that is being carried at an estimated fair value of $0.3 million. An estimated credit loss of $0.6 million was previously recorded in earnings based upon an estimate of the present value of expected cash flows from this investment. The Company does not intend to dispose of this security before recovery of its cost basis nor is it more likely than not that the Company will be required to do so. There have been no additions or adjustments to the estimated amount of the credit loss associated with the Company’s holding of the auction rate security other than accretion of estimated future cash flows expected to be received upon settlement. The balance of the amount related to credit losses on this auction rate security as of March 31, 2010 was $0.6 million. As of March 31, 2010, there is a $0.6 million unrealized loss related to this auction rate security, measured from the book basis, which is included as part of accumulated other comprehensive income. The Company will continue to monitor this instrument and the expected cash flows to be derived from it. It is reasonably possible that the Company’s estimate of expected cash flows to be received could change based on the financial condition of the issuer or macroeconomic conditions and some or all of the amount currently reported in accumulated other comprehensive income could be recognized in earnings at some future date.

(4) Notes Payable

The 4% convertible senior notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to other senior unsecured debt of the Company and all future senior unsecured debt of the Company. The 4% notes are convertible at the option of the holders into the Company’s common stock at a conversion price of $9.55 per share. If the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date.

The January 2010 sale of the specialty pharmaceutical business constituted a fundamental change as that term is defined in the indenture for the Company’s 4% convertible senior notes. Pursuant to the terms and conditions of the indenture, the Company made an offer in February 2010 to repurchase any or all of the outstanding notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. No notes were tendered pursuant to the offer which expired on March 5, 2010. The fundamental change also triggered a change in the conversion rate for the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

notes. For the period extending from January 29, 2010 to March 4, 2010, holders of the notes had the opportunity to convert their notes into shares of common stock of the Company at an enhanced conversion rate of 116.535 shares per $1,000 principal amount (from the original conversion rate of 104.712 shares per $1,000 principal amount). The increased conversion rate was based on the average of the closing sale price per share of the Company’s common stock in the five trading day period prior to the transaction constituting the fundamental change. During the enhanced conversion period, $115.6 million principal amount of notes were converted into approximately 13.5 million shares of common stock of the Company, reducing the principal balance of the notes outstanding as of March 31, 2010 to $134.5 million from the $250.1 million outstanding as of December 31, 2009. The note conversion triggered the write-off of $1.5 million of debt issuance costs. Also, note holders who elected to convert their holdings into shares of common stock of the Company waived payment of interest accumulated from the last interest payment date of December 1, 2009 to the date of conversion. This had a favorable effect on earnings of approximately $0.8 million. Subsequent to the March 4, 2010 enhanced conversion period, the original conversion rate of 104.712 shares per $1,000 principal amount of notes is again in effect.

During the first quarter of 2009, the Company repurchased $20.5 million principal amount of its 4% notes at a discount to par resulting in a net gain of approximately $4.5 million net of the write-off of $0.3 million of debt issuance costs.

Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $1.8 million and $0.8 million as of March 31, 2010 and December 31, 2009, respectively.

(5) Stockholders’ Equity

On December 3, 2009, the Company announced a share repurchase program, under which the Company may purchase up to $50.0 million of the Company’s outstanding common shares. During the three months ended March 31, 2010, the Company repurchased approximately 561,000 shares at a cost of $5.8 million or approximately $10.40 average cost per share. This brings cumulative purchases under this program through March 31, 2010 to approximately 754,000 shares at a total cost of $7.9 million. The plan continues in effect.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(6) Comprehensive Income

The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$199,807	$6,180
Other comprehensive income:
Unrealized gain on securities that arose during the period, net of tax(1)	316	369
Currency translation adjustment	187	(107)
Reclassification adjustment for (gain) loss included in net income	(112)	153

Total comprehensive income	$200,198	$6,595

(1)	Information has not been tax-effected due to an estimated annual effective tax rate of zero.

(7) Supplemental Cash Flow Information

The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the three-month period ended March 31, 2010, there were no payments of interest related to the Company’s 4% notes. During the three-months ended March 31, 2010, the Company had a noncash conversion of $115.6 million principal amount of the 4% notes into approximately 13.5 million shares of its common stock. The conversion of notes results in a waiver of accumulated interest under most circumstances and in the first quarter of 2010 this amounted to approximately $0.8 million in interest savings for the Company. In the first quarter of 2009, there was a payment of interest on the Company’s notes payable of $0.2 million triggered by the repurchase of $20.4 million principal amount. Income tax payments for the three months ended March 31, 2010 and 2009, were $72,000 and $42,000, respectively.

(8) Sale of In-Process Research and Development

When the Company sold its specialty pharmaceutical business, it retained its research and development organization. Enzon is now a biopharmaceutical company engaged in research and development and the commercialization of those efforts. The Company had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. As the Company’s first sales transaction, the in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business and $40.9 million was recognized as revenue.

In arriving at the selling price of the in-process research and development, management made its best estimate of its standalone fair value based on the stage of development and future milestone payment consideration. This, in turn, was used to determine the relative selling prices of the various components (i.e. allocate the total proceeds received from the sale of the specialty pharmaceutical business between the manufacturing and marketing of approved products and the in-process research and development).

Constituting a second deliverable to the sale of the in-process research and development, a transition services agreement entered into with the purchaser commits the Company to provide certain research and consulting services for a period of up to three years following the sale. The services to be provided per the terms of the transition services agreement are compensated for at a market rate. They are a convenience to the purchaser, but are not of such a nature that the work could not be performed by the purchaser or third-parties without the Company’s involvement. All necessary technology and know-how was transferred to the purchaser at the time of the sale and the purchaser could resell the in-process research and development asset. The activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could be

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

performed by others. The in-process research and development has standalone value.

As indicated, the Company used certain estimation processes in the development of the revenues derived from the various deliverables constituting the overall specialty pharmaceutical sale transaction. Such estimates of relative selling prices are permitted under accounting guidance adopted effective January 1, 2010. The Company believes, however, that under the previous guidance, using vendor-specific objective evidence and third-party evidence of fair value and the residual method, it would have reached the same accounting recognition result both in terms of timing and amount.

(9) Earnings Per Common Share

Basic earnings per common share is computed by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been satisfied. For purposes of calculating diluted earnings per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.

Earnings (Loss) Per Common Share—Basic:	Three Months Ended March 31,
	2010	2009
Income (loss) from continuing operations	$20,754	$(11,416)

Income and gain from discontinued operations	$179,053	$17,596

Net income	$199,807	$6,180

Weighted average common shares outstanding	52,284	44,885

Basic earnings (loss) per share:
Continuing operations	$0.40	$(0.25)

Discontinued operations	$3.42	$0.39

Net income	$3.82	$0.14

Earnings (Loss) Per Common Share—Diluted:
Income (loss) from continuing operations	$20,754	$(11,416)
Add back interest expense on 4% convertible notes, net of tax	960	— (1)

Adjusted income from continuing operations	$21,714	$(11,416)

Income and gain from discontinued operations	$179,053	$17,596

Adjusted net income	$200,767	$6,180

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Earnings (Loss) Per Common Share—Diluted (continued):	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding	52,284	44,885
Weighted-average incremental shares related to assumed exercise of stock options and vesting of nonvested awards	1,735	—	(1)
Weighted-average incremental shares assuming conversion of 4% notes(2)	20,223	—	(1)

Weighted-average number of common shares outstanding and common share equivalents	74,242	44,885

Diluted earnings (loss) per share:
Continuing operations	$0.29	$(0.25)

Discontinued operations	$2.41	$0.39	(1)

Net income	$2.70	$0.14	(1)

(1)

Because the continuing operations for the three months ended March 31, 2009 resulted in a loss, there is no adjustment of the numerator or denominator to calculate diluted loss per share for that period. To do so would be antidilutive. Also, a loss at the continuing operations level, requires that all other computations of per-share amounts for the three months ended March 31, 2009 must be made exclusive of potential dilutive shares. Accordingly, diluted earnings per share for income from discontinued operations and for net income for the first quarter of 2009 exclude potentially dilutive shares and are the same as basic earnings per share for those measures.

(2)	Assumes conversion at the rate of 104.712 shares per $1,000 principal amount of notes.

For the quarter ended March 31, 2010, approximately 0.7 million potentially dilutive shares were anti-dilutive and were not included in the computation. There were 36.8 million potentially dilutive shares for the three months ended March 31, 2009 that were not reflected in the diluted per-share computations.

(10) Restructuring

During the first quarter of 2010, the Company undertook a reduction in workforce involving the termination of 64 employees resulting in an expense of $6.1 million for severance and related benefits for the affected employees. This related primarily to the sale of the specialty pharmaceutical business. Several employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser were provided with separation benefits after certain transition periods during which they assisted with an orderly transfer of activities and information to the purchaser. In addition, the Company reassessed its staffing requirements subsequent to the sale of the specialty pharmaceutical business in light of the lessened demands on many of its general and administrative functions. As of March 31, 2010, $5.8 million remains as an accrued liability which is expected to be fully paid out by June 30, 2011. Also, effective February 22, 2010, Jeffrey Buchalter, the Company’s President and Chief Executive Officer, resigned from the Company for “good reason” (as defined in his employment agreement with the Company). The Company is currently in negotiations with Mr. Buchalter concerning the terms and amount of severance payments and benefits that may be due to Mr. Buchalter as a result of the termination of his employment. For the quarter ended March 31, 2010, the Company expensed $3.8 million for severance payments and benefits that may be paid to Mr. Buchalter. As of March 31, 2010, the entire amount remained in accrued expenses.

In the first quarter of 2009, the Company implemented a restructuring plan involving a reduction in workforce in the areas of general and administrative and research and development. Costs of severance and related benefits for employees affected by the 2009 workforce reduction

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

amounted to $0.7 million during the first quarter of 2009. The amounts accrued in the first quarter of 2009 were fully paid out by the end of October 2009. A third-quarter 2009 workforce reduction related to the Company’s contract manufacturing operations had not been fully paid out as of December 31, 2009. Of the approximately $0.4 million of severance payments that remained payable as of December 31, 2009, nearly $0.2 million was paid out during the first quarter of 2010. The remaining balance is expected to be paid out prior to September 30, 2010.

(11) Share-Based Compensation

Stock Option and Nonvested Share Awards

During the quarter ended March 31, 2010, the Company recognized share-based compensation expense of $4.4 million. Shares were withheld to pay $1.9 million of taxes on behalf of employees who disposed of shares resulting in a net incremental credit to additional paid-in capital of $2.5 million during the quarter. During the quarter ended March 31, 2009, the gross compensation expense was $2.0 million; withheld taxes were $0.2 million and the net increase in additional paid-in capital was $1.8 million.

In connection with the sale of specialty, the board of directors of the Company elected in December 2009 to accelerate the vesting of certain share-based awards granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale. The acceleration applied to all employees other than executives and members of the board of directors. The acceleration resulted in a noncash expense of $0.6 million in both the first quarter of 2010 and the fourth quarter of 2009. These charges primarily represent an acceleration of expense recognition pursuant to the original award and, to a lesser extent, an adjustment, in certain cases, to recognize the modification of the award in contemplation of the sale. In addition, certain stock awards granted to the Company’s former President and Chief Executive Officer, Jeffrey Buchalter, are subject to accelerated vesting as of the date of termination of his employment in February 2010. The acceleration of vesting of Mr. Buchalter’s share-based awards constituted a noncash charge to general and administrative expense in the first quarter 2010 of approximately $2.1 million.

As of March 31, 2010, there was $1.3 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 8 months and $1.6 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 10 months.

The weighted average grant price of the options granted during the quarter ended March 31, 2010 was $10.73 per share and fair value was $4.47 per share ($0.5 million fair value). The nonvested shares granted during the quarter had a weighted average grant-date fair value of $9.87 per share for an aggregate fair value of $0.9 million.

Activity in options and nonvested shares during the quarter ended March 31, 2010 and related balances outstanding as of that date are reflected below (in thousands):

	Options	Nonvested Shares
Outstanding at January 1, 2010	8,369	1,069
Granted	118	88
Exercised and vested	(333)	(795)
Expired and forfeited	(106)	(1)

Outstanding at March 31, 2010	8,048	361

Options vested and expected to vest at March 31, 2010	7,776

Options exercisable at March 31, 2010	7,149

(12) Income Taxes

During the three-month periods ended March 31, 2010 and 2009, the Company recorded no income tax expense because the estimated annual

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

effective tax rate was zero. The sale of the specialty pharmaceutical business, including the sale of in-process research and development, is a taxable transaction for federal income tax purposes. The Company does not anticipate that it will incur significant tax liabilities as a result of the transaction due to the tax basis it has in the disposed assets and the availability of net operating losses. As of March 31, 2010, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

(13) Discontinued Operations

On January 29, 2010, the Company consummated the sale of the specialty pharmaceutical business comprised principally of its Products and Contract Manufacturing segments in addition to certain in-process research and development. The Products and Contract Manufacturing segments constituted components of Enzon and the sale qualified for treatment as discontinued operations during the first quarter of 2010 upon receipt of shareholder approval at a special meeting of shareholders on January 27, 2010. The sale of in-process research and development associated with marketed products was also a component of Enzon but has been treated as an asset sale in continuing operations due to the Company’s significant continuing involvement in research and development efforts related to marketed products subsequent to the sale.

Background regarding the sale of specialty

The sale of the specialty pharmaceutical business to Klee Pharmaceuticals Inc. (now known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the sigma-tau Group) called for a cash payment of $300 million, subject to certain customary working capital adjustments which are pending as of the date of this filing. An additional amount of up to $27 million may be paid by the sigma-tau Group based on certain success milestones. In addition, the Company may receive royalties of five to ten percent on incremental net sales above the baseline 2009 amount from the four marketed specialty pharmaceutical products through 2014.

Primary assets and liabilities sold:

•	the four marketed products, Oncaspar, Adagen, Abelcet and DepoCyt and all related rights;

•

real estate, personal property and equipment of the business used in the manufacture of products and performance of the contract manufacturing operations, including the manufacturing facility in Indianapolis, Indiana;

•	working capital, including accounts receivable, inventories, accounts payable and other prepaids and accruals;

•	patents, trademarks, copyrights and other intangible properties related to the products and product-specific assets; and

•	in-process research and development related to the sourcing of Oncaspar and Adagen.

Primary assets and liabilities excluded from the transaction include:

•	cash and cash equivalents;

•	tax refunds and tax attributes related to assets, liabilities and past operations;

•	royalties business with the exception of one contract related to Oncaspar;

•	PEG-SN38 and Enzon’s LNA antagonists and PEG technology platform;

•	4% convertible senior notes due 2013;

•	stock compensation arrangements;

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•	product claims, product return claims, environmental and tax liabilities arising prior to the closing date in excess of any reserves; and

•	lease related to South Plainfield, New Jersey facility.

Reported amounts

Summary results of operations of the specialty pharmaceutical business through January 29, 2010 and for the three months ended March 31, 2009, were as follows (in thousands):

	January 1, 2010 through January 29, 2010	Three Months Ended March 31, 2009
Revenues	$8,720	$35,567

Income before income tax	$3,620	$17,614
Income tax provision	—	(18)
Gain on sale of discontinued operations, net of income tax	175,433	—

Income and gain from discontinued operations, net of income tax	$179,053	$17,596

The cash proceeds received from the sigma-tau Group, including the working capital adjustment amounted to approximately $309.0 million. Transaction costs amounted to approximately $5.0 million reducing net proceeds to approximately $304.0 million. Of this amount, $40.9 million was allocated to the sale of in-process research and development. The net proceeds then attributable to discontinued operations amounted to $263.1 million and this amount less the book basis in the respective assets and liabilities (see below) yielded the gain from discontinued operations of $175.4 million.

The sale is a taxable transaction for federal income tax purposes. The Company does not anticipate that it will incur significant tax liabilities as a result of the transaction due to the tax basis it has in the disposed of assets and the projected 2010 tax loss from operations. The potential receipt of milestone and/or royalty payments will also be taxable events, but the tax consequences of these payments cannot be estimated at this time.

There have been no allocations of corporate interest or general and administrative expenses to discontinued operations.

The carrying amounts of major classes of assets and liabilities of the specialty pharmaceutical business were as follows (in thousands):

	January 29, 2010	December 31, 2009
Trade accounts receivable, net	$11,886	$15,026
Inventories	19,516	17,734
Other current assets	821	1,414

Current assets of discontinued operations	$32,223	$34,174

Property and equipment, net	$12,621	$12,703
Amortizable intangible assets, net	48,896	49,801

Non-current assets of discontinued operations	$61,517	$62,504

Trade accounts payable	$405	$2,875
Accrued expenses	5,686	10,394

Current liabilities of discontinued operations	$6,091	$13,269

Transition Services Agreement

Pursuant to a transition services agreement with the sigma-tau Group, Enzon began performing product-support research and development and

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

various general and administrative functions for the purchasing parties during the first quarter of 2010. The research and development work is intended to facilitate the transfer of certain technologies associated with Oncaspar and Adagen to the purchaser but are not of such a nature that the work could not be performed by the purchaser or third-parties without the Company’s involvement. The Company will provide such transfer services for a period of up to three years following the closing. For a period of up to twelve months, following the closing, the Company will provide the purchaser with certain general, administrative, financial, legal, human resource, manufacturing, medical affairs, customer services and information technology services.

Enzon is being compensated for the research and development and general and administrative services outlined above, at a market rate defined in the transition services agreement. These revenues and the corresponding expenses are being reflected in the Company’s continuing operating results.

None of these services confers upon the Company the ability to influence the operating and/or financial policies of our former specialty pharmaceutical business under its new ownership.

(14) Commitments and Contingent Liabilities

In December 2004, the Company entered into an employment agreement with Jeffrey H. Buchalter, the Company’s former President and Chief Executive Officer. The agreement, as amended, provided for a base salary which was $855,000 for 2009, and that Mr. Buchalter was eligible to receive an annual performance-based cash bonus in an amount between zero and 200%, with a target amount of 100% of his base salary, with the actual amount determined based on individual and/or corporate factors established by the Company’s Board of Directors.

Under the agreement, in the event Mr. Buchalter’s employment were to be terminated for “good reason” (as defined therein), Mr. Buchalter would be entitled to receive: (i) any unpaid base salary through the date of termination plus any earned but unpaid bonus for the fiscal year, (ii) a lump sum cash payment equal to four times his annual base salary, (iii) a pro rata portion of his target bonus for the year in which the termination occurs and (iv) continuation of certain fringe benefits. In addition, Mr. Buchalter will continue to be entitled to any deferred compensation and any other unpaid amounts and benefits earned and vested prior to or as a result of his termination. In addition, in the event of a termination of his employment for good reason, full vesting of all of Mr. Buchalter’s unvested equity awards as of the termination date may also be triggered.

The agreement stipulates that the Company will reimburse Mr. Buchalter for his reasonable attorneys’ fees incurred in connection with any dispute arising from the employment agreement in which Mr. Buchalter proceeds in good faith.

On February 19, 2010, Jeffrey Buchalter resigned as President and Chief Executive Officer and as a director of the Company for “good reason” (as defined in the employment agreement), effective as of February 22, 2010. The Company is currently in negotiations with Mr. Buchalter concerning the terms and amount of severance payments and benefits that may be due to him as a result of his termination of his employment. For the quarter ended March 31, 2010, the Company expensed $3.8 million for severance payments and benefits that may be paid to Mr. Buchalter. The Company will also be exposed to legal costs incurred by Mr. Buchalter in connection with this negotiation and any arbitration proceedings that might take place to resolve this matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

On January 29, 2010, we consummated the sale of our specialty pharmaceutical business. The cash purchase price including certain customary working capital adjustments, was $309.0 million. Transaction costs amounted to approximately $5.0 million, reducing net proceeds to $304.0 million. An additional amount of up to $27 million may be received based on certain success milestones. In addition, we may receive royalties of five to ten percent on incremental net sales above the baseline 2009 amount from our four marketed specialty pharmaceutical products through 2014. Pursuant to a transition services agreement, we will perform product-support research and development as requested by the purchaser for a period of up to three years after the sale. We also will provide various general and administrative functions for the purchasing parties for periods of time subsequent to the close of the transaction not to exceed one year. In consideration for our efforts related to the transition services agreement, we will be compensated at a market rate defined in the transition services agreement.

The transaction to sell our specialty pharmaceutical business comprised our Products and Contract Manufacturing segments as well as in-process research and development related to enhanced next-generation formulations of Oncaspar and Adagen. The Products and Contract Manufacturing segments are reflected as discontinued operations beginning in the first quarter of 2010. The sale of the in-process research and development has been reported as an asset sale in continuing operations in the first quarter of 2010 and not as part of discontinued operations due to our continuing involvement with the purchaser’s research efforts.

Subsequent to the sale of our specialty pharmaceutical business, we are a biopharmaceutical company dedicated to the discovery and development of innovative medicines for patients with cancer. Our drug development programs utilize several cutting-edge approaches, including our industry-leading PEGylation technology platform, Customized Linker Technology and mRNA antagonists using the Locked Nucleic Acid (LNA) technology. We currently have three compounds in human clinical development; PEG-SN38, the HIF-1 alpha antagonist and the Survivin antagonist. We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary PEGylation technology.

We operate in one business segment, that of discovering, developing and commercializing innovative medicines for the treatment of cancer. Our Principal Executive Officer reviews our operating results on an aggregate basis and manages the operations as a single operating unit.

Prior-year information has been reclassified to reflect the operations of our specialty pharmaceutical business. The prior products and contract manufacturing segments are now presented as discontinued operations. Percentage changes throughout the following Management’s Discussion and Analysis are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties

	Three Months Ended
	March 2010	% Change	March 2009
	(millions of dollars)
Royalty revenue	$12.9	(1)	$13.1

We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PEGINTRON, marketed by Merck & Co., Inc., Macugen, marketed by OSI Pharmaceuticals, Inc. and Pfizer, Inc. and CIMZIA, marketed by UCB Pharma. Royalty revenue for the three months ended March 31, 2010 decreased one percent to $12.9 million from $13.1 million for the three months ended March 31, 2009. The reduction in royalties from the prior-year first quarter was due primarily to lower sales of PEGINTRON. We continue to evaluate the possible sale of our PEGINTRON royalty stream.

During the three months ended March 31, 2010, we had royalties on export sales of $10.8 million, of which $3.5 million were in Europe. This compares to $10.7 million of export sales in the comparable three-month period of 2009, of which $3.9 million were in Europe.

Sale of in-process research and development

When we sold our specialty pharmaceutical business, we retained our research and development organization. We are now a biopharmaceutical company engaged in research and development and the commercialization of those efforts. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. As our first sales transaction, the in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business, the sigma-tau Group, and $40.9 million was recognized as revenue in the first quarter of 2010. The selling price of the in-process research and development is management’s best estimate of its standalone fair value based on the stage of development and future milestone payment consideration. All necessary technology and know-how was transferred to the purchaser at the time of the sale and the purchaser could resell the in-process research and development asset. The activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could be performed by the sigma-tau Group or others.

Contract Research and Development

Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the sigma-tau Group effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our continuing involvement in the research and development related to the divested products. We are being compensated for this work at a market rate defined in the transition services agreement. Through March 31, 2010, $2.6 million has been invoiced for these services. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale.

Miscellaneous Revenue

Also as part of the transition services agreement referred to above, we will be reimbursed by the sigma-tau Group for various general and administrative expenses incurred on their behalf for a period of up to one year following the closing of the sale. Such services include financial, human resources, manufacturing, medical affairs, customer services and information technology. We are being compensated for this work including reimbursement of costs incurred plus a mark-up defined in the transition services agreement. Through March 31, 2010, approximately $1.8 million has been invoiced for these services.

Expenses:

Research and development

	Three Months Ended
	March 2010	% Change	March 2009
	(millions of dollars)
Research and development	$11.5	4	$11.1

Research and development—specialty and contracted services	$3.1	n.m.	$5.7

n.m.—not meaningful

Research and development. For the three months ended March 31, 2010, research and development expenses increased by $0.4 million to $11.5 million as compared to the three months ended March 31, 2009. During the three months ended March 31, 2010, we initiated enrollment in Phase II trials using our PEG-SN38 compound in a study for metastatic breast cancer and a Phase I study for pediatric cancer. The amount incurred on our PEG-SN38 program for the first quarter of 2010 was $4.2 million, as compared to $3.8 million in the three months ended March 31, 2009. The cost associated with the preclinical and clinical activities for the mRNA antagonists using the LNA technology was $6.4 million in the first quarter of 2010, which included a $1.0 million milestone payment for the beta-catenin antagonist. In the period ended March 31, 2009, we incurred $6.2 million for the development of the mRNA antagonist programs. We are currently conducting Phase I clinical trials for the HIF-1 alpha and survivin antagonists, as well as preclinical studies for the additional six mRNA antagonist-directed oncology targets which are known to play an important role in cancer cell growth. We are also working on identifying additional compounds that may benefit from our proprietary customized PEG linker technology. This effort resulted in an investment of $0.9 million for the first quarter of 2010 and $1.1 million for the first quarter of 2009.

Research and development—specialty and contracted services. As a result of the sale of our specialty pharmaceutical business in January 2010, the programs related to the next-generation Oncaspar and Adagen became the responsibility of the purchaser. We continue to assist in the development of these programs through a transition services arrangement. Spending related to the products acquired by the sigma-tau Group totaled $3.1 million in the first three months of 2010. Of this amount, approximately $1.4 million formed the basis for invoices to the sigma-tau Group covering February and March services with $1.7 million having been spent in January, prior to the sale. Expenses incurred during the first three months of 2009 in support of the product pipeline totaled $5.7 million.

General and administrative

	Three Months Ended
	March 2010	% Change	March 2009
	(millions of dollars)
General and administrative	$9.8	3	$9.5

General and administrative—contracted services	$1.4	n.m.	$—

n.m.—not meaningful

General and administrative.

During the first quarter of 2010 general and administrative expense increased to $9.8 million from $9.5 million in the first quarter of 2009. There are a number of factors in this period of transition that account for the increase, many of which are not expected to continue into the balance of the year. The cost of accelerated vesting of share-based awards, a noncash charge to first-quarter 2010 earnings of approximately $2.4 million, is reflected in general and administrative expense. Also, first quarter 2010 costs include the salary and benefits of those general and administrative employees who were a part of the first-quarter 2010 restructuring (see below). Certain of these individuals have been separated from our employment and the services of other employees will be terminated in the coming months. Over the balance of 2010, it is expected that general and administrative expense will be reduced accordingly. We may experience additional restructuring charges associated with the South Plainfield lease or its termination prior to its contractual expiration in October 2012.

First quarter 2009 general and administrative expenses were somewhat elevated due to the post-implementation cost of an enterprise resource planning computer software system. This system is used to manage and coordinate most of our resources, information and functions.

General and administrative—contracted services.

General and administrative expenses representing transitional services to the sigma-tau Group amounted to $1.4 million during the three months ended March 31, 2010. Included in this amount are the direct costs of the hours expended by the individuals in support of sigma-tau, a proportionate allocation of overall general and administrative expense and other expenses directly identifiable with the specialty pharmaceutical business.

Restructuring

During the first quarter of 2010, we initiated a reduction in force as a result of the contraction of corporate-level activities subsequent to the sale of our specialty pharmaceutical business. Employees who had been directly connected with the divested business, but who did not become employees of the sigma-tau Group, were retained for varying periods of time subsequent to the sale to assist with transition. Other employees involved with general and administrative activities were identified for separation due to the reduction in volume of those activities resulting from the sale, such as human resources, information technology and accounting services. Restructuring charges for these employees, comprised of separation payments and related benefits, totaled $6.1 million during the first quarter of 2010. In addition, effective February 22, 2010, Jeffrey Buchalter, the Company’s then President and Chief Executive Officer, resigned for “good reason” (as defined in his employment agreement). We are currently negotiating the amount and terms of the severance payments and benefits payable to Mr. Buchalter in connection with his termination of employment. We have expensed $3.8 million, the amount which may be paid to Mr. Buchalter, and included such amount in the restructuring charges we incurred in the quarter ended March 31, 2010.

Corporate restructuring costs associated with the 2009 workforce reduction amounted to $0.7 million during the first quarter of 2009. This represents severance and costs related to terminated employees in general and administrative areas as well as research and development.

Other (income) expense

	Three Months Ended
	March 2010	% Change	March 2009
	(millions of dollars)
Other (income) expense:
Investment income, net	$(1.0)	—	$(1.0)
Interest expense	2.7	(18)	3.3
Other, net	—	n.m.	(4.8)

	$1.7		$(2.5)

n.m.—not meaningful

Net investment income was essentially unchanged at $1.0 million for the quarter ended March 31, 2010 compared to the same period of 2009.

Interest expense was $2.7 million for the three months ended March 31, 2010 including a $1.5 million write-off of deferred debt issuance costs in connection with the conversion of our 4% notes payable. Interest expense was $3.3 million for the three months ended March 31, 2009. The decline from period to period was largely attributable to the first-quarter 2010 conversion of $115.6 million principal amount of our notes subsequent to the sale of our specialty pharmaceutical business and, to a lesser degree, the note repurchase activity that took place during the latter part of the first quarter of 2009. Upon conversion of notes, the holders forgo interest accumulated since the last interest payment date; December 1, 2009 in the case of the first-quarter 2010 conversions. Accordingly, there were both lower principal amounts outstanding and a reversal of December 2009 interest accruals for the notes converted.

During the first quarter of 2009, we repurchased $20.4 million principal amount of our 4% notes at a discount to par yielding a gain of $4.8 million (reflected in Other, net) exclusive of the write-off of related deferred debt issuance costs of $0.3 million (reflected in interest expense).

Income taxes

During the three months ended March 31, 2010 and March 31, 2009, we recorded no federal income tax provisions as the estimated annual effective tax rate is zero in each period. The sale of the specialty pharmaceutical business, including the sale of in-process research and development, is a taxable transaction for federal income tax purposes. We do not anticipate that we will incur significant tax liabilities as a result of the transaction due to the tax basis we have in the disposed assets the projected 2010 tax loss from operations.

Discontinued operations

The amount reported as discontinued operations for the three months ended March 31, 2010 is comprised of the results of operations of the specialty pharmaceutical business for the period January 1 through January 29, 2010 of $3.7 million plus the gain realized on the sale of the specialty pharmaceutical business of $175.4 million. The cash purchase price was $300.0 million; working capital adjustments, which remain subject to review were approximately $9.0 million; and transaction costs amounted to $5.0 million. We allocated $40.9 million of the total purchase price to the sale of in-process research and development. The net proceeds attributable to discontinued operations of $263.1 million, less the net carrying value of asset sold of $87.6 million, yielded the $175.4 million gain. In addition to the initial cash received in the transaction, we may receive an amount of up to $27.0 million based on certain success milestones. Furthermore, we may receive royalties of five to ten percent on incremental net sales above the baseline 2009 amount from our four marketed specialty pharmaceutical products through 2014.

Liquidity and Capital Resources

Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $497.5 million as of March 31, 2010, as compared to $199.7 million as of December 31, 2009. The increase was primarily attributable to the receipt of proceeds from the sale of our specialty pharmaceutical business in January 2010.

For the three months ended March 31, 2010, cash provided by operating activities was $38.5 million compared to a source of cash in the first quarter of 2009 of $0.8 million. Income from continuing operations in the first quarter of 2010, adjusted for noncash and non-operating items, constituted approximately $27.2 million. Changes in various working capital accounts comprised the remainder.

Investing activities generated approximately $279.4 million of cash in the first quarter of 2010 versus $9.0 million during the first quarter of 2009. The net proceeds from the sale of the specialty pharmaceutical business of $263.1 million (exclusive of the amount apportioned to the sale of in-process research and development reported in operating revenue) represented the largest source of cash. Maturities of and net proceeds from sales of investments accounted for the remainder.

Net cash used in financing activities was $3.1 million in the first quarter of 2010 versus $15.4 million in the first quarter of 2009. During the first quarter of 2010, we utilized $5.8 million to repurchase shares of the Company’s common stock on the open market as part of the share repurchase program initiated in December of 2009. The cash provided by investing activities in 2009 was used to repurchase $20.4 million principal amount of the 4% notes during the first quarter of 2009 for a cash outlay of $15.6 million.

As of March 31, 2010, we had outstanding $134.5 million of convertible senior notes that bear interest at an annual rate of 4%. The sale of our specialty pharmaceutical business constituted a fundamental change under the indenture for the notes, which triggered a change in the conversion rate from 104.712 shares per $1,000 principal amount of notes to 116.535 shares per $1,000 principal amount of notes during the period January 29, 2010 to March 4, 2010. During this period, $115.6 million principal amount of the notes were converted into approximately 13.5 million shares of our common stock. Subsequent to March 4, 2010, the original conversion rate of 104.712 shares per $1,000 principal amount is again in effect. Interest is payable on June 1 and December 1 for the 4% notes. Accrued interest on the notes was $1.8 million and $0.8 million, respectively, as of March 31, 2010 and December 31, 2009.

Our current sources of liquidity are our cash reserves; interest earned on such cash reserves and royalties earned—primarily related to sales of PEGINTRON. In January 2010, we received approximately $304 million net proceeds from the sale of our specialty pharmaceutical business. Once our board of directors has determined the funding needs for the continuing operation of our business, options to return value derived from the sale of our specialty pharmaceutical business to our stockholders will be evaluated. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we will likely need to obtain additional capital before any of our product candidates that are currently under development are approved for marketing. We may seek such additional funding through agreements with potential collaborators or by accessing the capital markets. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

We continue to evaluate the possible sale of our PEGINTRON royalty stream.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2010, we were not involved in any SPE transactions.

Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. As of March 31, 2010, the maximum potential dilutive effect of conversion of the 4% notes is approximately 14.1 million shares using the conversion rate of 104.712 shares per $1,000 principal amount currently in effect. If we were to experience another fundamental change as defined in the indenture agreement, the conversion rate could be enhanced which would yield greater dilution. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

In addition, stock options to purchase 8.0 million shares of our common stock at a weighted average exercise price of $10.85 per share and 0.4 million restricted stock units were outstanding at March 31, 2010 that represent additional potential dilution.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases, convertible debt, and license agreements with collaborative partners.

During the first quarter of 2010, $115.6 million principal amount of our 4% notes were converted into shares of our common stock.

Other than the two events cited above, there have been no material changes since December 31, 2010 with respect to our contractual obligations other than as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009.

The Company is currently in negotiations with Mr. Buchalter concerning the terms and amount of severance payments and benefits that may be due to Mr. Buchalter under his employment agreement. We have expensed $3.8 million, the amount which may be paid to Mr. Buchalter, and included such amount in the restructuring charges we incurred in the first quarter of 2010.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of March 31, 2010 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2010, we believe, based on future projections, that it is more likely than not that our net deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

Share-Based Payment

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

Recently Issued Accounting Standards, Not Adopted as of March 31, 2010

Milestone Method of Revenue Recognition—Pursuant to a final consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board ratified on March 31, 2010, guidance is provided for determining when milestone payments received in conjunction with research and development efforts performed may be recognized. The guidance is effective no later than the third quarter of 2010 with early adoption permitted. We are evaluating the new guidance which is to be implemented prospectively and do not believe that adoption of the guidance will have a material effect on our results of operations, financial position or cash flows.

Forward-Looking Information and Factors That May Affect Future Results

There are forward-looking statements contained herein, which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to:

•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that we will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of the products sold by others from which we derive royalty revenues.

•	Decisions by regulatory authorities regarding whether and when to approve our regulatory applications.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave our company.

A more detailed discussion of these and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and we undertake no duty to update this information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The table below presents the principal amounts and related weighted-average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending March 31 of the year indicated) as of March 31, 2010 (in thousands):

	2011	2012	2013	After 2014	Total	Fair Value
Fixed Rate	$50,496	$53,246	$22,297	$—	$126,039	$127,486
Average Interest Rate	5.79%	3.88%	3.91%	—	4.65%
Variable Rate	—	—	—	884	884	319
Average Interest Rate	—	—	—	2.23%	2.23%

	$50,496	$53,246	$22,297	$884	$126,923	$127,805

Our convertible notes payable outstanding have fixed interest rates. Accordingly, the quoted fair values of our notes will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $134.5 million at March 31, 2010 are due June 1, 2013 and have a fair value of $159.8 million at March 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, under the direction of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of March 31, 2010. Based on the evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

In the first quarter of 2010, we repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2010	182,248	$10.75	182,248	$46,017,000
February 1—February 28, 2010	—	—	—	46,017,000
March 1—March 31, 2010	378,774	$10.23	378,774	42,143,000

Total	561,022	$10.40	561,022	42,143,000

(1)

Share repurchase program announced December 3, 2009 whereby Enzon’s board of directors authorized the repurchase of up to $50.0 million of its outstanding shares of common stock. Through December 31, 2009, the Company had repurchased 193,184 shares at an average cost of $10.47 per share for a total expenditure of $2,023,000.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a)	A Special Meeting of our stockholders was held on January 27, 2010.

(b)

Our stockholders were asked to vote on the proposed sale of our specialty pharmaceutical business pursuant to the Asset Purchase Agreement, by and between Klee Pharmaceuticals, Inc., Defiante Farmaceutica, S.A., and Sigma-Tau Finanziaria, S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc,. on the other hand, dated as of November 9, 2009. (Proposal I).

(c)

Our stockholders were also asked to vote on a proposal to adjourn the Special Meeting to a later date to solicit additional proxies in favor of Proposal I if there were insufficient votes to approve Proposal I at the time of the Special Meeting. (Proposal II).

(d)	The results of the voting, including broker non-votes where applicable, are set forth below. All proposals were approved by the requisite percentage:

(i)	Our stockholders voted 34,014,820 shares in favor, 267,613 shares against and 24,468 shares abstained with respect to Proposal I.

(ii)	Our stockholders voted 28,249,728 shares in favor, 6,029,690 shares against and 27,483 shares abstained with respect to proposal II.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
3(i)	Amended and Restated Certificate of Incorporation	(1)
3(ii)	Amended and Restated By-laws	(2)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(3)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)
4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008 between the Company and Continental Stock Transfer & Trust Company, as rights agent.	(5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed May 19, 2006.

(2)	Current Report on Form 8-K filed January 21, 2010.

(3)	Form 8-A12G (File No. 000-12957) filed May 22, 2002.

(4)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003.

(5)	Current Report on Form 8-K filed January 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

/s/ RALPH DEL CAMPO
Date: May 10, 2010	Ralph del Campo Chief Operating Officer (Principal Executive Officer)

/s/ CRAIG A. TOOMAN
Date: May 10, 2010	Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)