Form 10-K/A
period 2009-12-31
ENZON PHARMACEUTICALS INC
filed 2010-07-01
CIK 727510

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

          There were 60,279,416 shares of the registrant’s common stock issued and outstanding as of June 7, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

Explanatory Statement

Why we are filing this Amendment to our Form 10-K

          On April 15, 2010, we filed Amendment No. 1 (the “Initial Amendment”) to our Annual Report on Form 10-K for the period ended December 31, 2009, which was originally filed on March 12, 2010 (as amended, the “10-K Report”), for the sole purpose of including Part III, Items 10 through 14 thereto. We are filing this Amendment No. 2 on Form 10-K/A (the “Amended Report”) to the 10-K Report for the sole purpose of correcting certain information appearing in Part III, Item 11.

          Subsequent to filing and mailing our 2010 Proxy Statement, we recently became aware of an inadvertent error in the Director Compensation Table, appearing on page 10 of our 2010 Proxy Statement and page 26 of the Initial Amendment, and the Summary Compensation Table, appearing on pages 28 and 29 of the 2010 Proxy Statement and page 20 of the Initial Amendment (collectively, the “Compensation Tables”). The “Stock Awards” and “Option Awards” columns of each of the Compensation Tables provide the dollar amount recognized for financial statement accounting purposes, as was required under Items 402(c)(2)(v) and 402(c)(2)(vi) of Regulation S-K, as these rules were in effect for our Proxy Statement in connection with our 2009 Annual Meeting of Stockholders. This Amended Report is being filed in order to amend and restate both of the Compensation Tables, in each case, to provide the grant date fair value information for the Stock Awards and Option Awards granted during the fiscal year ended December 31, 2009 (and, with respect to the Summary Compensation Table, the fiscal years ended December 31, 2008 and December 31, 2007), as required under Items 402(c)(2)(v) and 402(c)(2)(vi) as currently in effect. No changes have been made in the footnotes to the Compensation Tables.

          Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the 10-K Report that is amended by this Amended Report is also restated in its entirety, and this Amended Report is accompanied by an updated consent on Exhibit 23.0 from our independent registered public accounting firm and currently dated certifications on Exhibit 31.1 by the Company’s Principal Executive Officer and Exhibit 31.2 by the Company’s Principal Financial Officer. This Amended Report amends the 10-K Report to (i) revise Part III, Item 11 as described above and (ii) revise the Exhibit Index to reflect the filing of the updated consent and the new certifications.

          Except as described above, no other changes have been made to the 10-K Report. This Amended Report should be read in conjunction with the 10-K Report and our other reports filed with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the 10-K Report, including any amendments to those filings. In addition, our 2010 Proxy Statement filed with the SEC on Schedule 14A on June 10, 2010 contains certain more current information regarding executive compensation.

ENZON PHARMACEUTICALS, INC.

2009 Form 10-K/A—Amendment No. 2 to Annual Report

TABLE OF CONTENTS

PART III

Item 11.	Executive Compensation	1

PART IV

Item 15.	Exhibits and Financial Statement Schedules	21

PART III

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

          Objectives of Our Compensation Program

          Compensation Philosophy and Policies

          The philosophy of our compensation programs is to enhance the Company’s performance and stockholder value by aligning the financial interests of our senior managers with those of our stockholders, while keeping the overall compensation package competitive. The compensation package for officers includes a number of components. The combination of base salary, annual incentives and long-term incentives that we provide to our executives is designed to be competitive with those of comparable companies and to align executive performance with the interests of our stockholders. The package is designed to align individual compensation with the short-term and long-term performance of the Company and is based on the following principles:

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

          The 2010 individual performance goals for the Named Executive Officers are as follows. The titles for each Named Executive Officer are as of February 22, 2010:

Name and Title of Executive Officer	2010 Performance Goals

Ralph del Campo Chief Operating Officer	• Achievement of 2010 corporate goals • Achievement of individual functional goals by the other Executive Officers as specified below in this table

Craig A. Tooman Executive Vice President, Finance and Chief Financial Officer	• Complete the evaluation and potential sale of PEGINTRON royalty • Continued improvements in capital structure • Continue to maintain good financial controls • Identify additional G&A efficiencies

Ivan D. Horak, M.D. President of Research and Development
•      Achieving a key milestone in the Phase II clinical program for the Company’s PEG-SN38
•      Attaining proof of principle for the Company HIF-1 alpha and Survivin antagonists
•      Filing an Investigational New Drug Application for the Company Androgen Receptor Antagonist
•      Attain proof of principle for the PEGylation of a small molecule compound
•      Execution of publications and presentations plan

Paul S. Davit Executive Vice President, Human Resources
•     Restructure for effective alignment and focus as a biotechnology organization
•      Establish a culture of inclusion, participatory work environment and rewards based on performance
•      Consolidate Research & Development personnel into Piscataway facility
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

          The Compensation Committee generally considers and makes grants of equity-based awards to executive officers once a year coinciding with annual performance reviews. Equity-based awards may also be granted at other times during the year in connection with promotions or for new hires or as special performance awards. Equity-based awards to members of executive management are made under our 2001 Incentive Stock Plan. Options are granted with the exercise price equal to the last reported sale price of our Common Stock on the date of grant and expire ten years after the date of the grant. Vesting on most equity-based awards occurs over a three to four year period, which is designed to encourage retention. The amount and combination of equity grants, as well as the vesting period, is determined by the Compensation Committee with the intention of providing performance incentive and retention.

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

          Executive Deferred Compensation Plan

          The Company’s Executive Deferred Compensation Plan provides a select group of our management or highly compensated employees with the opportunity to defer the receipt of certain compensation. To attract and retain key talent, the Company needs to provide programs that are competitive within our industry. By allowing tax-deferred income growth, executives are incentivized to remain with the Company long-term, providing more stability to management. The plan is administered in a manner that complies with Section 409A of the Internal Revenue Code.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)

Jeffrey H. Buchalter,	2009	855,000	—	—	375,000	98,267	1,328,268
President and Chief	2008	853,271	1,864,000	—	1,111,500	178,974	4,007,746
Executive Officer(1)	2007	773,558	859,000	3,070,455	1,162,500	208,495	6,074,008

Craig A. Tooman,	2009	505,000	—	—	137,500	38,055	680,555
Executive Vice President,	2008	501,286	512,600	—	400,000	92,992	1,506,878
Finance and Chief Financial Officer	2007	439,231	214,750	1,083,690	425,000	125,873	2,288,544

Ivan D. Horak, M.D.,	2009	533,663	—	—	162,500	34,028	730,191
Executive Vice President,	2008	532,857	512,600	—	320,000	38,872	1,404,329
Research and Development and Chief Scientific Officer(2)	2007	498,293	214,750	1,083,690	350,000	26,235	2,172,968

Ralph del Campo,	2009	412,885	—	—	125,000	37,828	575,714
Executive Vice President,	2008	412,263	512,600	—	320,000	33,184	1,278,046
Technical Operations(3)	2007	385,522	214,750	1,083,690	250,000	19,588	1,953,550

Paul S. Davit,	2009	349,830	—	—	75,000	17,730	442,560
Executive Vice President,	2008	349,520	93,200	—	140,000	18,942	601,661
Human Resources	2007	336,156	—	361,230	140,000	15,618	853,004

(1)	Mr. Buchalter resigned from his position as President and Chief Executive Officer and a director of the Company effective February 22, 2010.

(2)	Dr. Horak was appointed as President of Research and Development of the Company effective February 22, 2010.

(3)	Mr. del Campo was appointed as Chief Operating Officer and Principal Executive Officer of the Company effective February 22, 2010.

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

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

	OPTION AWARDS					STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Jeffrey H. Buchalter(2)	40,000			15.46	9/28/2014
	725,000			13.54	12/22/2014
	750,000			6.95	5/12/2015
	300,000			6.97	11/23/2015
	305,357	62,543	62,543	8.04	4/3/2016
	361,880	74,120	74,120	7.40	5/18/2016
	561,000	289,000	289,000	8.59	1/17/2017
						48,000	505,440	48,000	505,440
						138,670	1,460,195	138,670	1,460,195
						33,334	351,007	33,334	351,007
						133,334	1,404,007	133,334	1,404,007
Craig A. Tooman(3)	125,000			13.08	1/5/2015
	50,000			6.95	5/12/2015
	50,000			5.73	6/10/2015
	50,000			6.97	11/23/2015
	77,626	25,875	25,875	8.04	4/3/2016
	92,025	30,675	30,675	7.40	5/18/2016
	150,000	150,000	150,000	8.59	1/17/2017
						10,000	105,300	10,000	105,300
						6,000	63,180	6,000	63,180
						4,000	42,120	4,000	42,120
						39,060	411,302	39,060	411,302
						8,334	87,757	8,334	87,757
						36,667	386,104	6,667	386,104
Ivan D. Horak, M.D.(4)	200,000			7.14	9/2/2015
	35,000			6.97	11/23/2015
	92,175	30,725	30,725	8.04	4/3/2016
	109,275	36,425	36,425	7.40	5/18/2016
	150,000	150,000	150,000	8.59	1/17/2017
						20,000	210,600	20,000	210,600
						3,000	31,590	3,000	31,590
						46,340	487,960	46,340	487,960
						8,334	87,757	8,334	87,757
						36,667	386,104	36,667	386,104

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

	OPTION AWARDS					STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Ralph del Campo(5)	100,000			18.40	10/2/2012
	30,000			14.15	2/6/2014
	30,000			15.13	3/26/2014
	50,000			6.95	5/12/2015
	50,000			6.97	11/23/2015
	58,500	19,500	19,500	8.04	4/3/2016
	69,375	23,125	23,125	7.40	5/18/2016
	150,000	150,000	150,000	8.59	1/17/2017
						6,000	63,180	6,000	63,180
						4,000	42,120	4,000	42,120
						29,400	309,582	29,400	309,582
						8,334	87,757	8,334	87,757
						36,667	386,104	36,667	386,104
Paul S. Davit(6)	25,000			42.78	3/1/2012
	25,000			42.782	3/1/2012
	30,000			3.66	8/13/2012
	30,000			14.15	2/6/2014
	30,000			15.13	3/26/2014
	50,000			6.95	5/12/2015
	50,000			6.97	11/23/2015
	44,400	14,800	14,800	8.04	4/3/2016
	52,500	17,500	17,500	7.40	5/18/2016
	50,000	50,000	50,000	8.59	1/17/2017
						6,000	63,180	6,000	63,180
						4,000	42,120	4,000	42,120
						22,330	235,135	22,330	235,135
						6,667	70,204	6,667	70,204

(1)	Calculated by multiplying the number of shares or units by $10.53, the closing price of the Common Stock on December 31, 2009.

(2)	All of Mr. Buchalter’s equity awards are subject to accelerated vesting upon his resignation from the Company, effective February 22, 2010 subject to certain conditions.

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

OPTION EXERCISES AND STOCK VESTED FOR FISCAL YEAR ENDED DECEMBER 31, 2009

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Jeffrey H. Buchalter	—	—	225,429	1,693,125
Craig A. Tooman	—	—	58,406	373,754
Ivan D. Horak, M.D.	—	—	63,776	427,371
Ralph del Campo	—	—	49,766	325,543
Paul S. Davit	—	—	23,403	159,301

(1)	Calculated by multiplying the number of shares or units by the closing price of the Common Stock on the date of vesting.

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

DIRECTOR COMPENSATION FOR FISCAL YEAR ENDED DECEMBER 31, 2009

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)

Goran Ando, M.D.(4)	40,098	—	75,005	115,103
Rolf A. Classon	79,451	—	75,005	154,456
Alexander J. Denner(5)	36,766	75,006	74,998	186,770
John Geltosky(6)	19,753	—	75,005	94,758
Robert LeBuhn	79,000	—	75,005	154,005
Harold J. Levy(7)	—	—	—	—
Victor P. Micati	76,000	—	75,005	151,005
Richard C. Mulligan(5)	37,766	75,006	74,998	187,770
Phillip Renfro(6)	28,434	—	75,005	103,439
Robert C. Salisbury	89,000	—	75,005	164,005

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

          (a)(3) All exhibits filed in the 10-K Report are incorporated herein by reference. The following exhibits are filed as a part of this report:

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

ENZON PHARMACEUTICALS, INC.

(Registrant)

Dated: June 30, 2010	By:	/s/ Ralph del Campo

Ralph del Campo
Chief Operating Officer and Principal Executive Officer
(Principal Executive Officer)