Form 10-Q
period 2010-06-30
ENZON PHARMACEUTICALS INC
filed 2010-08-09
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
Yes ☐     No ☒

Shares of Common Stock outstanding as of August 4, 2010: 60,565,682.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2010	December 31, 2009*

ASSETS

Current assets:
Cash and cash equivalents	$399,180	$50,440
Short-term investments	35,381	53,670
Accounts receivable, net	2,094	671
Other current assets	5,221	6,257
Current assets of discontinued operations	—	34,174

Total current assets	441,876	145,212
Property and equipment, net of accumulated depreciation of $36,168 at June 30, 2010 and $35,712 at December 31, 2009	23,177	26,534
Marketable securities	69,426	95,636
Other assets	1,311	2,863
Noncurrent assets of discontinued operations	—	62,504

Total assets	$535,790	$332,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,335	$1,390
Accrued expenses and other	20,566	10,338
Current liabilities of discontinued operations	—	13,269

Total current liabilities	25,901	24,997

Notes payable	134,499	250,050
Other liabilities	4,190	4,419

Total liabilities	164,590	279,466

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 60,664,195 shares at June 30, 2010 and 45,317,702 shares at December 31, 2009	607	453
Additional paid-in capital	476,529	352,047
Accumulated other comprehensive income	1,424	2,328
Accumulated deficit	(107,360)	(301,545)

Total stockholders’ equity	371,200	53,283

Total liabilities and stockholders’ equity	$535,790	$332,749

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009

Revenues:
Royalties	$10,588	$13,170	$23,489	$26,241
Sale of in-process research and development	—	—	40,900	—
Contract research and development	2,602	—	5,211	—
Miscellaneous revenue	527	—	2,277	—

Total revenues	13,717	13,170	71,877	26,241

Expenses:
Research and development	10,131	11,805	21,646	22,894
Research and development – specialty and contracted services	1,759	9,390	4,818	15,083
General and administrative	5,772	10,087	15,611	19,633
General and administrative – contracted services	421	—	1,821	—
Restructuring charge	710	—	10,599	693

Total expenses	18,793	31,282	54,495	58,303

Operating (loss) income	(5,076)	(18,112)	17,382	(32,062)

Other income (expense):
Investment income, net	811	1,152	1,782	2,119
Interest expense	(1,480)	(2,751)	(4,156)	(6,013)
Other, net	(31)	54	(30)	4,883

Total other income (expense)	(700)	(1,545)	(2,404)	989

(Loss) income from continuing operations, before income tax benefit	(5,776)	(19,657)	14,978	(31,073)
Income tax benefit	(205)	—	(205)	—

(Loss) income from continuing operations	(5,571)	(19,657)	15,183	(31,073)
(Loss) income and gain from discontinued operations, net of income tax	(51)	14,591	179,002	32,187

Net (loss) income	$(5,622)	$(5,066)	$194,185	$1,114

(Loss) earnings per common share - continuing operations
Basic	$(0.09)	$(0.43)	$0.27	$(0.69)

Diluted	$(0.09)	$(0.43)	$0.23	$(0.69)

(Loss) earnings per common share – discontinued operations
Basic	—	$0.32	$3.16	$0.71

Diluted	—	$0.32	$2.38	$0.71

(Loss) earnings per common share – net (loss) income
Basic	$(0.09)	$(0.11)	$3.43	$0.02

Diluted	$(0.09)	$(0.11)	$2.61	$0.02

Weighted average shares – basic	60,849	45,187	56,640	45,036

Weighted average shares - diluted	60,849	45,187	75,209	45,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2010	2009

Cash flows from operating activities:
Net income	$194,185	$1,114
Income from discontinued operations	179,002	32,187

Income (loss) from continuing operations	15,183	(31,073)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	3,047	2,930
Write-down of property and equipment	895	—
Share-based compensation	5,314	4,064
Amortization and write-off of debt issuance costs	1,851	863
(Gain) loss on sale of marketable securities	(128)	157
Gain on redemption of notes payable	—	(4,848)
Amortization of debt securities premium/discount	1,232	(1,268)
Changes in operating assets and liabilities	13,063	23,256

Net cash provided by (used in) operating activities of continuing operations	40,457	(5,919)
Net cash provided by operating activities of discontinued operations	—	5,958

Net cash provided by (used in) operating activities	40,457	39

Cash flows from investing activities:
Proceeds from sale of business, net	262,608	—
Purchase of property and equipment	(502)	(737)
Proceeds from sale of marketable securities	9,238	23,805
Purchase of marketable securities	(1,544)	(60,160)
Maturities of marketable securities	34,796	26,032

Net cash provided by (used in) investing activities of continuing operations	304,596	(11,060)
Net cash used in investing activities of discontinued operations	—	(5,958)

Net cash provided by (used in) investing activities	304,596	(17,018)

Cash flows from financing activities:
Redemption of notes payable	—	(15,602)
Proceeds from issuance of common stock	25,289	476
Repurchase of common stock	(18,136)	—
Withholding taxes – share based compensation	(3,328)	(618)
Redemptions from employee stock purchase plan	(138)	(143)

Net cash provided by (used in) financing activities of continuing operations	3,687	(15,887)

Net cash provided by (used in) financing activities	3,687	(15,887)

Net increase (decrease) in cash and cash equivalents	348,740	(32,866)

Cash and cash equivalents at beginning of period	50,440	79,711

Cash and cash equivalents at end of period	$399,180	$46,845

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

          Following the sale of the specialty pharmaceutical business, Enzon is a biopharmaceutical company dedicated to the research and development of innovative medicines for patients with cancer. The Company operates in one business segment, that of discovering and developing innovative medicines for the treatment of cancer. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit.

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

          Cash payments for withholding taxes on the exercise of share-based awards had previously been netted against share-based compensation expense within cash provided by operating activities in the Company’s statements of cash flows and reflected as a cash outflow from operating activities. The proper classification of these amounts is in cash flows from financing activities. In the preparation of the June 30, 2010 statement of cash flows, amounts that had previously been reported in the Company’s March 31, 2010, March 31, 2009 and June 30, 2009 Forms 10-Q were revised to correct this immaterial error. The corrected amounts of withholding taxes for these periods, which in each case is deemed to be immaterial, are $1.9 million for the three months ended March 31, 2010 (included in the year-to-date total withholding of $3.3 million as of June 30, 2010) and $0.6 million for the six months ended June 30, 2009 ($0.1 million for the three months ended March 31, 2009 and $0.5 million for the three months ended June 30, 2009).

          Subsequent to the Company’s issuance on August 3, 2010 of a press release reporting its financial results for the second quarter of 2010, a reclassification adjustment was made in the amount of $128,000 between continuing and discontinued operations. The change, reflected in this report on Form 10-Q for the quarterly period ended June 30, 2010, increased the amount of expense reported for research and development related to specialty and contracted services and, in turn, increased the loss from continuing operations for the quarter by $128,000 and decreased the income from continuing operations for the year-to-date period by $128,000. The offsetting effect of the change was to decrease the reported loss from discontinued operations for the second quarter of 2010 and increase the six-month income and gain from discontinued operations from those amounts as reflected in the August 3, 2010 earnings release. There was no effect on reported per-share amounts.

(2) New Accounting Standards

          Enhanced Disclosures about Fair Value – In January 2010, new disclosures became effective relating to fair value measurements. These enhanced disclosures have been fully adopted by the Company and are reflected in Note 3 – Investments and Marketable Securities and Note 4 – Notes Payable. The adoption of these disclosure rules had no effect on the Company’s financial position, results of operations or cash flows.

          Revenue Recognition – Multiple-Deliverable Revenue Arrangements – In October 2009, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification to provide guidance for measuring and allocating consideration received among the separate units of accounting in revenue arrangements with multiple deliverables. The new standard establishes a hierarchy of evidence for determining each unit’s selling price which includes vendor-specific objective evidence, third-party evidence or the vendor’s best estimate in the absence of the other alternatives. The Company adopted the new standard on a prospective basis effective January 1, 2010, as permitted, in advance of the normal effective date of January 1, 2011. The new standard was employed in

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

the measurement of the sale of in-process research and development that was a component of the sale of the Company’s divestiture of its specialty pharmaceutical business. See Note 8 – Sale of In-Process Research and Development.

          Milestone Method of Revenue Recognition – Pursuant to a final consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board ratified on March 31, 2010, guidance is provided for determining when milestone payments received in conjunction with research and development efforts performed may be recognized. The guidance is effective no later than the third quarter of 2010 with early adoption permitted. The Company is evaluating the new guidance which is to be implemented prospectively and has preliminarily concluded that it does not believe adoption of the guidance will have a material effect on its financial position, results of operations or cash flows.

(3) Investments and Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at June 30, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$76,352	$1,021	$(564)	$76,809
U.S. government-sponsored entities debt	15,296	47	—	15,343
Non-U.S. government debt	7,893	104	—	7,997
Auction rate security	892	—	(573)	319
Other	3,653	686	—	4,339

	$104,086	$1,858	$(1,137)	$104,807

     * Includes short-term investments of $35,381 and marketable securities of $69,426 at June 30, 2010.

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

          All corporate, U.S. government-sponsored entity and non-U.S. government debt investments are classified as available for sale. The auction rate security, also available for sale, is classified as a long-term investment due to its perpetual term and the Company’s intent to hold. Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $3.7 million of fair value as of June 30, 2010 and $3.8 million as of December 31, 2009. There is a non-current liability that offsets the aggregate deferred compensation plan assets. In addition, other securities included $0.6 million and $0.7 million of fair value of corporate equity securities as of June 30, 2010 and December 31, 2009, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

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

          The table below indicates the fair value measurements employed as of June 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Corporate debt	$76,809	$—	$76,809
U.S. government-sponsored entities debt	15,343	—	15,343
Non-U.S. government debt	7,997	—	7,997
Auction rate security	—	319	319
Other	4,339	—	4,339

	$104,488	$319	$104,807

          There were no transfers between Level 1 and Level 2 investments during the six months ended June 30, 2010.

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at June 30, 2010 were as follows (in thousands):

Twelve-Month Periods Ending June 30,	Amortized Cost	Fair Value

2011	$34,515	$34,746
2012	57,825	58,176
2013	7,201	7,227
After 2014	892	319

	$100,433	$100,468

          The Company realized a net loss of $16,000 during the quarter ended June 30, 2010 from the sale of investments of the deferred compensation plan. The cost of securities is based on the specific-identification method.

          The following table shows the gross unrealized losses and fair values of the Company’s available-for-sale securities (both short-term and long-term) aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2010 (in thousands):

	Less Than 12 Months		12 Months or Greater

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt *	$7,045	$(564)	$—	$—
Auction rate security	—	—	319	(573)

	$7,045	$(564)	$319	$(573)

          * The Company invests in bonds and notes that are rated A or better, as dictated by its investment policy.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
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

          As of June 30, 2010, the fair value of the Company’s holdings of corporate debt securities exceeded amortized cost basis on a net basis by approximately $0.5 million. The net unrealized holding loss was reflective of current market conditions related primarily to one issuer which is being monitored by the Company. The changes in the market value of corporate investments are generally due to changes in interest rates and not the credit quality of the issuer. As of June 30, 2010, the Company does not intend to dispose of these securities before recovery of their cost basis nor is it more likely than not that the Company will be required to do so. Accordingly, the Company does not consider any of its investments in corporate debt to be other-than-temporarily impaired at June 30, 2010 and there has been no recognition of an unrealized loss in earnings.

          The Company has one investment in an auction rate security at risk with an original cost basis of $1.5 million that is being carried at an estimated fair value of $0.3 million. An estimated credit loss of $0.6 million was previously recorded in earnings based upon an estimate of the present value of expected cash flows from this investment. The Company does not intend to dispose of this security before recovery of its cost basis nor is it more likely than not that the Company will be required to do so. There have been no additions or adjustments to the estimated amount of the credit loss associated with the Company’s holding of the auction rate security other than accretion of estimated future cash flows expected to be received upon settlement. The balance of the amount related to credit losses on this auction rate security as of June 30, 2010 was $0.6 million. As of June 30, 2010, there is a $0.6 million unrealized loss related to this auction rate security, measured from the book basis, which is included as part of accumulated other comprehensive income. The Company will continue to monitor this instrument and the expected cash flows to be derived from it. It is reasonably possible that the Company’s estimate of expected cash flows to be received could change based on the financial condition of the issuer or macroeconomic conditions and some or all of the amount currently reported in accumulated other comprehensive income could be recognized in earnings at some future date.

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

          The January 2010 sale of the specialty pharmaceutical business constituted a fundamental change as that term is defined in the indenture for the Company’s 4% convertible senior notes. Pursuant to the terms and conditions of the indenture, the Company made an offer in February 2010 to repurchase any or all of the outstanding notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. No notes were tendered pursuant to the offer which expired on March 5, 2010. The fundamental change also triggered a change in the conversion rate for the notes. For the period extending from January 29, 2010 to March 4, 2010, holders of the notes had the opportunity to convert their notes into shares of common stock of the Company at an enhanced conversion rate of 116.535 shares per $1,000 principal amount (from the original conversion rate of 104.712 shares per $1,000 principal amount). The increased conversion rate was based on the average of the closing sale price per share of the Company’s common stock in the five trading-day period prior to the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

transaction constituting the fundamental change. During the enhanced conversion period, $115.6 million principal amount of notes were converted into approximately 13.5 million shares of common stock of the Company, reducing the principal balance of the notes outstanding as of June 30, 2010 to $134.5 million from the $250.1 million outstanding as of December 31, 2009. The note conversion triggered the write-off of $1.5 million of debt issuance costs. Also, note holders who elected to convert their holdings into shares of common stock of the Company waived payment of interest accumulated from the last interest payment date of December 1, 2009 to the date of conversion. This had a favorable effect on earnings of approximately $0.8 million. Subsequent to the March 4, 2010 enhanced conversion period, the original conversion rate of 104.712 shares per $1,000 principal amount of notes is again in effect.

          During the first quarter of 2009, the Company repurchased $20.5 million principal amount of its 4% notes at a discount to par resulting in a net gain of approximately $4.5 million net of the write-off of $0.3 million of debt issuance costs. No such purchases were made during the second quarter of 2009.

          Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $0.4 million and $0.8 million as of June 30, 2010 and December 31, 2009, respectively.

          The fair value of the 4% Convertible Senior Notes payable as of June 30, 2010 is $156.9 million. Fair value of the Company’s note is based on quoted market prices.

(5) Stockholders’ Equity

          On December 3, 2009, the Company announced a share repurchase program, under which the Company may purchase up to $50.0 million of the Company’s outstanding common shares. During the three months ended June 30, 2010, the Company repurchased approximately 1,189,000 shares at a cost of $12.4 million or approximately $10.41 average cost per share. This brings cumulative purchases under this program – December 2009 through June 30, 2010 - to approximately 1,943,000 shares at a total cost of $20.2 million. The plan continues in effect.

(6) Comprehensive (Loss) Income

          The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009

Net (loss) income	$(5,622)	$(5,066)	$194,185	$1,114

Other comprehensive income (loss):
Unrealized gain (loss) on securities that arose during the period *	(1,053)	1,846	(737)	2,215
Currency translation adjustment *	(226)	309	(39)	202
Reclassification adjustments for (gain) loss on sale of securities included in net income*:	(16)	4	(128)	157

Total other comprehensive income (loss)	(1,295)	2,159	(904)	2,574

Comprehensive (loss) income	$(6,917)	$(2,907)	$193,281	$3,688

          * Information has not been tax-effected due to an estimated annual effective tax rate of zero.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(7) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the six-month period ended June 30, 2010, there were payments of interest related to the Company’s 4% notes in the amount of $2.7 million. During the six months ended June 30, 2010, the Company had a noncash conversion of $115.6 million principal amount of the 4% notes into approximately 13.5 million shares of its common stock. The first-quarter conversion of notes resulted in a waiver of accumulated interest which amounted to approximately $0.8 million in interest savings for the Company. In the first six months of 2009, there was a payment of interest on the Company’s 4% notes payable of $5.2 million. Income tax payments were $0.1 million for each of the six month periods ended June 30, 2010 and 2009.

(8) Sale of In-Process Research and Development

          When the Company sold its specialty pharmaceutical business, it retained its research and development organization. Enzon is now a biopharmaceutical company engaged in the research and development of medicines for patients with cancer and the commercialization of those efforts. The Company had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. As the Company’s first sales transaction, the in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business and $40.9 million was recognized as revenue.

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

          Constituting a second deliverable to the sale of the in-process research and development, a transition services agreement entered into with the purchaser commits the Company to provide certain research and consulting services for a period of up to three years following the sale. Enzon is compensated for these services at actual cost plus a mark-up per the terms of the transition services agreement. These services are a convenience to the purchaser, but are not of such a nature that the work could not be performed by the purchaser or third-parties without the Company’s involvement. All necessary technology and know-how was transferred to the purchaser at the time of the sale and the purchaser could resell the in-process research and development asset. The activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could be performed by others. The in-process research and development has standalone value.

(9) Earnings Per Common Share

          Basic earnings per common share is computed by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been satisfied. For purposes of calculating diluted earnings per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock. If the Company incurs a loss from continuing operations in a reporting period, all diluted earnings per share computations for that period exclude potential dilutive shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three months ended June 30,		Six months June 30,

	2010	2009	2010	2009

(Loss) Earnings Per Common Share – Basic:
(Loss) income from continuing operations	$(5,571)	$(19,657)	$15,183	$(31,073)

Discontinued operations	$(51)	$14,591	$179,002	$32,187

Net (loss) income	$(5,622)	$(5,066)	$194,185	$1,114

Weighted average common shares outstanding	60,849	45,187	56,640	45,036

Basic (loss) earnings per share:
Continuing operations	$(0.09)	$(0.43)	$0.27	$(0.69)

Discontinued operations	$—	$0.32	$3.16	$0.71

Net (loss) income	$(0.09)	$(0.11)	$3.43	$0.02

(Loss) Earnings Per Common Share – Diluted:
(Loss) income from continuing operations	$(5,571)	$(19,657)	$15,183	$(31,073)
Add back interest expense on 4% convertible notes, net of tax	— (1)	— (1)	2,305	— (1)

Adjusted (loss) income from continuing operations	$(5,571)	$(19,657)	$17,488	$(31,073)

Discontinued operations	$(51)	$14,591	$179,002	$32,187

Adjusted net (loss) income	$(5,622)	$(5,066)	$196,490	$1,114

Weighted average common shares outstanding	60,849	45,187	56,640	45,036
Weighted-average incremental shares related to assumed exercise of stock options and vesting of nonvested awards	— (1)	— (1)	1,416	— (1)
Weighted-average incremental shares assuming conversion of 4% notes (2)	— (1)	— (1)	17,153	— (1)

Weighted-average number of common shares outstanding and common share equivalents	60,849	45,187	75,209	45,036

Diluted (loss) earnings per share:
Continuing operations	$(0.09)	$(0.43)	$0.23	$(0.69)

Discontinued operations	$—	$0.32	$2.38	$0.71

Net (loss) income	$(0.09)	$(0.11)	$2.61	$0.02

(1)

Because the continuing operations for the three months ended June 30, 2010 and the three months and six months ended June 30, 2009 resulted in losses, there is no adjustment of the numerator or denominator to calculate diluted loss per share for those periods. To do so would be antidilutive. Also, a loss at the continuing operations level requires that all other computations of per-share amounts for the indicated periods must be made exclusive of potential dilutive shares. Accordingly, diluted earnings per share for income from discontinued operations for the three months and six months ended June 30, 2009 and net income for the six months ended June 30, 2009 exclude potentially dilutive shares. In each of these instances, diluted earnings per share are the same as basic earnings per share.

(2)	Assumes conversion at the rate of 104.712 shares per $1,000 principal amount of notes.

          For the three months ended June 30, 2010, approximately 16.0 million potentially dilutive shares were anti-dilutive and were excluded from the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

computation of earnings per share. For the three months and six months ended June 30, 2009, approximately 26.6 million and 36.7 million potentially dilutive shares, respectively, were anti-dilutive and were excluded from the computation of earnings per share.

(10) Restructuring

          During the second quarter of 2010, the Company wrote off certain leasehold improvements and furnishings located at its corporate headquarters in Bridgewater, New Jersey that were determined to be excess and without future value as a result of the termination and relocation of several employees. The noncash charge related to this write off was approximately $0.9 million. During the first quarter of 2010, the Company undertook a reduction in workforce involving the termination of 64 employees resulting in an expense of $6.1 million for severance and related benefits for the affected employees. This related primarily to the sale of the specialty pharmaceutical business. Several employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser were provided with separation benefits after certain transition periods during which they assisted with an orderly transfer of activities and information to the purchaser. In addition, the Company reassessed its staffing requirements subsequent to the sale of the specialty pharmaceutical business in light of the lessened demands on many of its general and administrative functions. As of June 30, 2010, $4.0 million remains as an accrued liability which is expected to be fully paid out by the third quarter of 2011. Also, effective February 22, 2010, Jeffrey Buchalter, the Company’s then President and Chief Executive Officer, resigned from the Company for “good reason” (as defined in his employment agreement with the Company). For the quarter ended March 31, 2010, the Company expensed $3.8 million for severance payments and benefits that were payable to Mr. Buchalter. This amount was reduced during the quarter ended June 30, 2010 by approximately $0.2 million once the termination agreement with Mr. Buchalter was executed. Payment of amounts due to Mr. Buchalter is scheduled to be made during the third quarter of 2010.

          In the first quarter of 2009, the Company implemented a restructuring plan involving a reduction in workforce in the areas of general and administrative and research and development. Costs of severance and related benefits for employees affected by the 2009 workforce reduction amounted to $0.7 million during the first quarter of 2009. The amounts accrued in the first quarter of 2009 were fully paid out by the end of October 2009. A portion of the severance payments related to a third-quarter 2009 workforce reduction related to the Company’s contract manufacturing operations had not been fully paid out as of December 31, 2009. Of the approximately $0.4 million of severance payments that remained payable as of December 31, 2009, nearly $0.3 million was paid out during the first six months of 2010. The remaining balance is expected to be paid out prior to September 30, 2010.

          The Company incurred the following costs in connection with its restructuring programs during the three months and six months ended June 30, 2010 and 2009, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Employee termination costs - 2010 program	$(153)	$—	$9,736	$—
Employee termination costs - 2009 program	—	—	—	693
Write-down of leasehold improvements and furnishings	863	—	863	—

	$710	$—	$10,599	$693

(11) Share-Based Compensation

Stock Option and Nonvested Share Awards

          During the three-month periods ended June 30, 2010 and 2009, the Company recognized share-based compensation expense of $0.8 million and $2.1 million, respectively, relating to stock option and nonvested share awards. During the six-month periods ended June 30, 2010 and 2009, the Company

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

recognized share-based compensation expense of $5.3 million and $4.1 million, respectively, for these plans. The weighted average grant price of the options granted was $4.41 per share and fair values ranged from $4.24 to $4.47 per share. The fair value of the options granted during the six months ended June 30, 2010 was $0.7 million. The nonvested shares granted during the six months had a weighted average grant-date fair value of $9.96 per share for an aggregate fair value of $1.0 million. The Company uses historical data to estimate forfeiture rates. Activity in options and nonvested shares during the six-months ended June 30, 2010 and related balances outstanding as of that date are reflected below (in thousands).

	Options	Nonvested Shares

Outstanding at January 1, 2010	8,369	1,069
Granted	153	103
Exercised and vested	(3,248)	(879)
Expired and forfeited	(114)	(2)

Outstanding at June 30, 2010	5,160	291

Options vested and expected to vest at June 30, 2010	5,047

Options exercisable at June 30, 2010	4,722

          As of June 30, 2010, there was $1.0 million of unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 13 months and $1.3 million of unrecognized compensation cost related to nonvested shares expected to be recognized over a weighted-average period of 10 months.

          In the second quarter of 2010, withholding of income taxes on exercise of options amounted to $1.4 million which exceeded the $0.8 million of expense resulting in a net decrease to additional paid-in capital of $0.6 million. In the second quarter of 2009, withholding was $0.5 million, which partially offset expense and resulted in a net increase in additional paid-in capital of $1.6 million. Withholding amounted to $3.3 million and $0.6 million in each respective six-month period resulting in net increases to additional paid-in capital of $2.0 million and $3.5 million, respectively.

(12) Income Taxes

          During the three months and six months ended June 30, 2010, the Company recorded a net income tax benefit of $0.2 million consisting principally of a Canadian transfer pricing refund. During the three months and six months ended June 30, 2009, the Company recorded no income tax expense. The Company did not recognize a U.S. Federal income tax provision for the first half of 2010 or 2009 as the estimated annual effective tax rate was zero. As of June 30, 2010, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

(13) Discontinued Operations

          On January 29, 2010, the Company consummated the sale of the specialty pharmaceutical business comprised principally of its Products and Contract Manufacturing segments in addition to certain in-process research and development. The Products and Contract Manufacturing segments constituted components of Enzon and the sale qualified for treatment as discontinued operations during the first quarter of 2010 upon receipt of shareholder approval at a special meeting of shareholders on January 27, 2010. The sale of in-process research and development associated with marketed products also was a component of Enzon but has been treated as an asset sale in continuing operations due to the Company’s continuing involvement in research and development efforts related to marketed products subsequent to the sale.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Reported amounts

          Summary results of operations of the specialty pharmaceutical business through January 29, 2010 and for the three months and six months ended June 30, 2010 and 2009, respectively, and components of the net gain on the transaction were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$—	$34,024	$8,720	$69,591

Income before income tax	$—	$14,591	$3,620	$32,205
Income tax provision	—	—	—	(18)
(Loss) gain on sale of discontinued operations, net of income tax	(51)	—	175,382	—

(Loss) income and gain from discontinued operations, net of income tax	$(51)	$14,591	$179,002	$32,187

          The cash proceeds received from the purchaser, the sigma-tau Group, including the second-quarter 2010 working capital adjustment amounted to approximately $308.0 million. Transaction costs amounted to approximately $5.0 million reducing net proceeds to approximately $303.0 million. Of this amount, $40.9 million was allocated to the sale of in-process research and development. The net proceeds then attributable to discontinued operations amounted to $262.6 million and this amount less the book basis in the respective assets and liabilities (see below) yielded the gain from discontinued operations of $175.4 million.

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

          There have been no allocations of corporate interest or general and administrative expenses to discontinued operations.

The carrying amounts of major classes of assets and liabilities of the specialty pharmaceutical business as adjusted were as follows (in thousands):

	January 29, 2010	December 31, 2009

Trade accounts receivable, net	$11,886	$15,026
Inventories	19,516	17,734
Other current assets	693	1,414

Current assets of discontinued operations	$32,095	$34,174

Property and equipment, net	$12,621	$12,703
Amortizable intangible assets, net	48,896	49,801

Non-current assets of discontinued operations	$61,517	$62,504

Trade accounts payable	$700	$2,875
Accrued expenses	5,763	10,394

Current liabilities of discontinued operations	$6,463	$13,269

Transition Services Agreement

          Pursuant to a transition services agreement with the sigma-tau Group, Enzon began performing product-support research and development and various general and administrative functions for the purchasing parties during the first quarter of 2010. The research and development work is intended to facilitate the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

transfer of certain technologies associated with Oncaspar and Adagen to the purchaser but is not of such a nature that the work could not be performed by the purchaser or third-parties without the Company’s involvement. The Company will provide such transfer services for a period of up to three years following the closing. For a period of up to twelve months following the closing, the Company will provide the purchaser with certain general, administrative services.

          Enzon is being compensated for the research and development and general and administrative services outlined above at actual costs plus a mark-up per the terms of the transition services agreement. These revenues and the corresponding expenses are being reflected in the Company’s continuing operating results. None of these services confers upon the Company the ability to influence the operating and/or financial policies of our former specialty pharmaceutical business under its new ownership.

(14) Commitments and Contingent Liabilities

          In December 2004, the Company entered into an employment agreement with Jeffrey H. Buchalter, the Company’s former President and Chief Executive Officer. The agreement, as amended, provided that in the event Mr. Buchalter’s employment were to be terminated for “good reason” (as defined therein), Mr. Buchalter would be entitled to receive: (i) any unpaid base salary through the date of termination plus any earned but unpaid bonus for the fiscal year, (ii) a lump sum cash payment equal to four times his annual base salary, (iii) a pro rata portion of his target bonus for the year in which the termination occurs and (iv) continuation of certain fringe benefits. In addition, Mr. Buchalter would continue to be entitled to any deferred compensation and any other unpaid amounts and benefits earned and vested prior to or as a result of his termination. Moreover, in the event of a termination of his employment for good reason, full vesting of all of Mr. Buchalter’s unvested equity awards as of the termination date might also be triggered. The agreement stipulates that the Company would reimburse Mr. Buchalter for his reasonable attorneys’ fees incurred in connection with any dispute arising from the employment agreement in which Mr. Buchalter proceeded in good faith.

          On February 19, 2010, Jeffrey Buchalter resigned as President and Chief Executive Officer and as a director of the Company for “good reason” (as defined in the employment agreement), effective as of February 22, 2010. For the six months ended June 30, 2010, the Company expensed $3.6 million for severance payments and benefits. This amount is scheduled to be paid to Mr. Buchalter in the third quarter of 2010 in accordance with the terms of his termination agreement entered into during the second quarter of 2010.

          Litigation has been initiated against the Company in connection with the contract manufacturing operations it owned through January 29, 2010. The suit relates to the manufacture of the injectable vitamin, MVI. The customer claims breach of contract among other damages. The case is scheduled for a mediation proceeding on August 12, 2010. The Company is not able to estimate what, if any, loss it may experience or the extent to which the claim may be covered by insurance. Ultimate liability resulting from this litigation, if any, would remain the responsibility of Enzon and would not pass to the sigma-tau Group.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          We are a biopharmaceutical company dedicated to the research and development of innovative medicines for patients with cancer. Our drug development programs utilize several cutting-edge approaches, including our industry-leading Customized Linker Technology and messenger RNA (mRNA) antagonists using the Locked Nucleic Acid (LNA) technology. We currently have three compounds in human clinical development; PEG-SN38, the HIF-1 alpha antagonist and the Survivin antagonist. We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary PEGylation technology.

          We operate in one business segment, that of developing and commercializing innovative medicines for the treatment of cancer. Our Principal Executive Officer reviews our operating results on an aggregate basis and manages the operations as a single operating unit.

          On January 29, 2010, we consummated the sale of our specialty pharmaceutical business. The cash purchase price, including certain customary working capital adjustments, was $308.0 million. Transaction costs amounted to approximately $5.0 million, reducing net proceeds to approximately $303.0 million. An additional amount of up to $27.0 million may be received based on certain success milestones. In addition, through 2014 we may receive royalties of five to ten percent on incremental net sales above the baseline 2009 amount from the four marketed specialty pharmaceutical products that were sold. Pursuant to a transition services agreement, we will perform product-support research and development as requested by the purchaser for a period of up to three years after the sale. We also have been providing various general and administrative functions for the purchasing parties subsequent to the close of the transaction. Our involvement in the general administrative activities is expected to end during 2010. In consideration for our efforts related to the transition services agreement, we are being compensated at actual cost plus a mark-up per the terms of the transition services agreement.

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

Results of Operations

Revenues:

Royalties

(millions of dollars)

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009

Royalty revenue	$10.6	(20)	$13.2	$23.5	(10)	$26.2

          We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PEGINTRON, marketed by Merck & Co., Inc., Macugen, marketed by OSI Pharmaceuticals, Inc. and Pfizer, Inc. and CIMZIA, marketed by UCB Pharma. Royalty revenue for the three months ended June 30, 2010 decreased 20 percent to $10.6 million from $13.2 million for the three months ended June 30, 2009. On a six-month year-to-date basis, royalty revenues declined 10 percent to $23.5 million from $26.2 million. Effective in October 2009, we no longer receive royalties from the sale of Pegasys. Both the three-month and six-month periods ended June 30, 2009 included Pegasys royalties. The absence of these royalties in 2010 comprised approximately thirty percent of the total declines in each period. The remainder of the reduction in royalties from the prior-year comparative periods was due primarily to lower sales of PEGINTRON. We continue to evaluate the possible sale of our PEGINTRON royalty stream.

          During the three months ended June 30, 2010, we had royalties on export sales of $9.0 million, of which $3.4 million were in Europe. This compares to $11.3 million of export sales in the comparable three-month period of 2009, of which $4.5 million were in Europe. On a six-month basis, we had royalties on export sales in 2010 of $19.7 million, of which $6.8 million were in Europe and $22.0 million of royalties on export sales in 2009, of which $8.4 million were in Europe.

Sale of in-process research and development

          When we sold our specialty pharmaceutical business, we retained our research and development organization. We are now a biopharmaceutical company engaged in the research and development of medicines for patients with cancer and the commercialization of those efforts. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. As our first sales transaction, the in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business, the sigma-tau Group, and $40.9 million was recognized as revenue in connection with the sale in the first quarter of 2010. The selling price of the in-process research and development represents management’s best estimate of its standalone fair value based on the stage of development and future milestone payment consideration. All necessary technology and know-how was transferred to the purchaser at the time of the sale and the purchaser could resell the in-process research and development asset. The activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could be performed by the sigma-tau Group or others.

Contract Research and Development

          Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the sigma-tau Group effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our continuing involvement in the research and development related to the divested products. We are being compensated for this work at actual cost plus a mark-up per the terms of the transition services agreement. In each of the three-month periods ended March 31, 2010 and June 30, 2010, $2.6 million of revenue was generated from these services. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale.

Miscellaneous Revenue

          Also as part of the transition services agreement referred to above, we will be reimbursed by the sigma-tau Group for various general and administrative expenses incurred on their behalf for a period of up to one year following the closing of the sale. Such services include financial, human resources, manufacturing, medical affairs, customer services and information technology. We are being compensated for this work including reimbursement of costs incurred plus a mark-up defined in the transition services agreement. Through June 30, 2010, approximately $2.3 million has been earned for these services of which $0.5 million was generated during the second quarter of 2010 reflecting our diminishing level of involvement in general and administrative matters

Research and development

(millions of dollars)

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009

Research and development	$10.1	(13)	$11.8	$21.6	(5)	$22.9

Research and development – specialty and contracted services	$1.7	n.m.	$9.4	$4.8	n.m.	$15.1

n.m. – not meaningful

          Research and development. The Company’s overall research and development expenses were $11.8 million for the three months ended June 30, 2010, as compared to $21.2 million for the three months ended June 30, 2009. On a six-month year-to-date basis, research and development expenses totaled $26.4 million in 2010 compared to $38.0 million in 2009. The January 2010 divestiture of the specialty pharmaceutical business and resultant restructuring and change in our research and development focus related thereto had a very significant effect on these year-over-year comparisons.

          Our pipeline consists of the following programs: PEG-SN38, HIF-1 alpha antagonist, survivin antagonist, and an additional six mRNA antagonists utilizing the LNA technology. The total amount of expense related to Enzon’s pipeline programs was $10.1 million in the second quarter of 2010, compared to $11.8 million in the second quarter of 2009. For the six months ended June 30, 2010, pipeline expenses were $21.6 million compared to $22.9 million in the prior year. The second quarter and first half of 2009 expense was higher due to the costs associated with the purchase of materials and manufacturing of HIF-1 alpha and survivin antagonist drug supply for Phase I clinical trials. Partially offsetting this was a $1.0 milestone expense related to HER3 RNA antagonist in the second quarter of 2010 and a $1.0 million milestone payment related to the beta-catenin antagonist in the first quarter of 2010.

          Enzon continues to enroll patients in its ongoing PEG-SN38 studies. Enrollment is ongoing in the Phase II colorectal cancer study, as well as the Phase II metastatic breast cancer and the Phase I pediatric cancer studies, both of which were initiated in early 2010. The amount incurred on our PEG-SN38 program for the second quarter of 2010 was $4.4 million, as compared to $3.0 million in the three months ended June 30, 2009. For the six-month periods, we incurred $8.6 million of expense in 2010 on PEG-SN38 and $6.8 million in 2009.

          The cost associated with the preclinical and clinical activities for the mRNA antagonists using the LNA technology was $4.7 million in the second quarter of 2010, which included the $1.0 million milestone payment for the HER3 antagonist and $11.1 million on a six-month basis, including $2.0 million of milestone payments. In the three months ended June 30, 2009, Enzon incurred $8.0 million for the mRNA antagonist programs and $14.2 million through six months of 2009. During the second quarter of 2009, the Company purchased raw materials used in the manufacturing process of the LNA compounds and manufactured additional clinical drug supply for the ongoing Phase I studies for the HIF-1 alpha and survivin antagonists. Enrollment in the Phase I clinical trials for the HIF-1 alpha and survivin antagonists is ongoing and Enzon is continuing preclinical development for the additional six mRNA antagonist-directed oncology targets which are known to play an important role in cancer cell growth. Data from three of our mRNA antagonist programs were presented at the April 2010 American Association for Cancer Research meeting in Washington, DC.

          The Company is also working on the identification of additional compounds that may benefit from Enzon’s proprietary Customized Linker Technology which is associated with the PEGylation platform. This effort resulted in an investment of $1.0 million for the second quarter of 2010, compared to $0.8 million spent on these efforts in the second quarter of 2009. For six months ended June 30, 2010 and 2009, these expenses totaled $1.9 million.

          Research and development – specialty and contracted services. As a result of the sale of our specialty pharmaceutical business in January 2010, the activities related to the specialty pharmaceutical products became the responsibility of the purchaser at the close of the transaction. We continue to provide assistance in the development of the next-generation Adagen and Oncaspar programs through a transition services arrangement. Spending related to the products acquired by the sigma-tau Group totaled $1.7 million in the three months and $4.8 million for the six months ended June 30, 2010. Of the six-month amount, approximately $1.7 million had been incurred in January 2010, prior to the sale. Expenses incurred during the three months ended June 30, 2009 in support of the product pipeline totaled $9.4 million and for the first six months of 2009, totaled $15.1 million.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009

General and administrative	$5.8	(43)	$10.1	$15.6	(20)	$19.6

General and administrative –contracted services	$0.4	n.m.	$—	$1.8	n.m.	$—

n.m. – not meaningful

          General and administrative.

          During the second quarter of 2010, general and administrative expense decreased 43 percent to $5.8 million from $10.1 million in the second quarter of 2009. A significant portion of the decrease is related to compensation. Because of the accelerated vesting of share-based awards effected in the fourth quarter of 2009 and first quarter of 2010, the second-quarter charges related to the vesting of these awards for all but certain senior management and board members was effectively eliminated. Also, the restructuring program implemented during the first quarter of 2010 and the resulting reduction in employees is being reflected in lower payroll costs in the second quarter. Other expenses were also down in the second quarter of 2010 from the preceding year comparison as a result of conscious cost containment and the contraction of corporate services and overhead costs associated with the sale of the specialty pharmaceutical business in the first quarter.

          For the six months ended June 30, 2010, general and administrative expenses were $15.6 million, down 20 percent from the prior year. On a year-to-date basis, the favorable effects observed during the second quarter were mitigated by a number of unique expenses incurred during the first quarter. The cost of accelerated vesting of share-based awards, a noncash charge to first-quarter 2010 earnings of approximately $2.4 million, is reflected in the year-to-date 2010 amount. First-quarter 2010 costs include the salary and benefits of those general and administrative employees who were a part of the first-quarter 2010 restructuring. During the six months ended June 30, 2009, certain general and administrative expenses were elevated, including legal costs related to proposed shareholder consent solicitation and the post-implementation costs of an enterprise resource planning computer software system.

          The Company has made significant progress in reducing expenses and will continue to identify and implement efficiencies that could potentially further reduce general and administrative costs. However, the rate of improvement experienced during the second quarter of 2010 is not expected to continue. We may experience additional charges associated with the South Plainfield lease or its termination prior to its contractual expiration in October 2012.

          General and administrative – contracted services.

          General and administrative expenses representing transitional services to the sigma-tau Group amounted to $0.4 million during the three months ended June 30, 2010 and $1.8 million through the six months then ended. Included in this amount are the direct costs of the hours expended by the individuals in support of sigma-tau, other expenses directly identifiable with the specialty pharmaceutical business and a proportionate allocation of overall general and administrative expense. Our involvement with sigma-tau administrative matters is expected to continue to decline throughout the remainder of the year.

Restructuring

          During the quarter ended June 30, 2010, we wrote off the carrying value of certain furnishings and leasehold improvements located at our corporate headquarters in Bridgewater, New Jersey amounting to approximately $0.9 million. This is a noncash expense resulting from the relocation of several employees to our research facility in Piscataway, New Jersey. In addition, we reduced amounts owing to Mr. Buchalter upon the finalization of his termination agreement during the second quarter by approximately $0.2 million.

          On a year-to-date basis, restructuring charges totaled $10.6 million through six months of 2010. During the first quarter of 2010, we initiated a reduction in force as a result of the contraction of corporate-level activities subsequent to the sale of our specialty pharmaceutical business. Employees who had been directly connected with the divested business, but who did not become employees of the sigma-tau Group, were retained for varying periods of time subsequent to the sale to assist with transition. Other employees involved with general and administrative activities were identified for separation due to the reduction in volume of those activities resulting from the sale, such as human resources, information technology and accounting services. Restructuring charges for these employees, comprised of separation payments and related benefits, totaled $6.1 million during the first quarter of 2010. In addition, effective February 22, 2010,

Jeffrey Buchalter, the Company’s then President and Chief Executive Officer, resigned for “good reason” (as defined in his employment agreement). We expensed $3.8 million related to Mr. Buchalter’s separation in the first quarter of 2010 and modified it slightly during the second quarter of 2010, as noted above, to $3.6 million. The total amount owing to Mr. Buchalter will be paid per the terms of his employment agreement in the third quarter of 2010.

          Corporate restructuring costs associated with the 2009 workforce reduction amounted to $0.7 million during the first quarter of 2009. This represents severance and costs related to terminated employees in general and administrative areas as well as research and development.

Other (income) expense

(millions of dollars)

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009

Other (income) expense:
Investment income, net	$(0.8)	(30)	$(1.2)	$(1.8)	(16)	$(2.1)
Interest expense	1.5	(46)	2.8	4.2	(31)	6.0
Other, net	—	n.m.	(0.1)	—	n.m.	(4.9)

	$0.7	(55)	$1.5	$2.4	n.m.	$(1.0)

     n.m. – not meaningful

          Other (income) expense. Other (income) expense for the three months ended June 30, 2010 was net expense of $0.7 million, as compared to net expense of $1.5 million for the three months ended June 30, 2009. On a year-to-date basis, 2010 resulted in net expense of $2.4 million, compared to $1.0 million of net income in the first half of 2009. Other (income) expense includes: net investment income, interest expense and other income or expense.

          Net investment income was $0.8 million for the quarter ended June 30, 2010 compared to $1.2 million for the second quarter of 2009, down 30 percent. On a year-to-date basis, net investment income declined 16 percent to $1.8 million. Our current investments are more heavily weighted towards short maturities and reduced risk.

          Interest expense, which includes amortization of deferred debt issue costs, was $1.5 million and $4.2 million for the three-month and six-month periods ended June 30, 2010 and $2.8 million and $6.0 million for the three-month and six-month periods ended June 30, 2009, respectively. The reduction in interest expense resulted from the declining balance of our 4% Convertible Senior Notes due in 2013.

          During the first quarter of 2009, we repurchased $20.5 million principal amount of our 4% notes at a discount to par yielding a gain of $4.8 million (reflected in Other, net) exclusive of the write-off of related deferred debt offering costs of $0.3 million (reflected in interest expense).

Income taxes

          During the three months and six months ended June 30, 2010, we recorded a net income tax benefit of approximately $0.2 million which primarily represents a Canadian transfer pricing refund. During the three months and six months ended June 30, 2009, we recorded no tax expense. No federal income tax provision was recorded for the three months and six months ended June 30, 2010 as the estimated annual effective tax rate is zero.

Discontinued operations

          The amount reported as discontinued operations for the six months ended June 30, 2010 is comprised of the results of operations of the specialty pharmaceutical business for the period January 1 through January 29, 2010 of $3.6 million plus the gain realized on the sale of the specialty pharmaceutical business of $175.4 million. The cash purchase price was $300.0 million, working capital adjustments were approximately $8.0 million, and transaction costs amounted to $5.0 million. We allocated $40.9 million of the total purchase price to the sale of in-process research and development. The net proceeds attributable to discontinued operations of $262.6 million, less the net carrying value of assets sold of $87.2 million, yielded the $175.4 million gain. In addition to the initial cash received in the transaction, we may receive an amount of up to $27.0 million based on certain success milestones. Furthermore, we may receive royalties of five to ten percent on incremental net sales above the baseline 2009 amount from the marketed specialty pharmaceutical products through 2014.

Liquidity and Capital Resources

          Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $504.0 million as of June 30, 2010, as compared to $199.7 million as of December 31, 2009. The increase was primarily attributable to the receipt of proceeds from the sale of our specialty pharmaceutical business in January 2010.

          For the six months ended June 30, 2010, cash provided by operating activities was $40.5 million. Income from continuing operations in the first six months of 2010, adjusted for noncash and non-operating items, constituted approximately $27.4 million of positive cash flow. Changes in various working capital accounts comprised the remainder.

          Investing activities generated approximately $304.6 million of cash in the first six months of 2010 compared to cash used in investing activities of $17.0 million during the first six months of 2009. The net proceeds from the sale of the specialty pharmaceutical business of $262.6 million (exclusive of the amount apportioned to the sale of in-process research and development reported in operating revenue) represented the largest source of cash. Maturities of, and net proceeds from, sales of investments accounted for the remainder.

          Net cash provided by financing activities was $3.7 million in the first six months of 2010 compared to net cash used in financing activities of $15.9 million in the first six months of 2009. Proceeds from the exercise of employee stock options generated approximately $25.3 million of cash inflow during the first six months of 2010. This inflow was offset, in part, by $18.1 million of expenditures to repurchase shares of the Company’s common stock on the open market as part of the share repurchase program initiated in December of 2009. In the first quarter of 2009, $15.6 million of cash was expended to repurchase $20.5 million principal amount of our 4% notes.

          As of June 30, 2010, we had outstanding $134.5 million of convertible senior notes that bear interest at an annual rate of 4%. The sale of our specialty pharmaceutical business constituted a fundamental change under the indenture for the notes, which triggered a change in the conversion rate from 104.712 shares per $1,000 principal amount of notes to 116.535 shares per $1,000 principal amount of notes during the period January 29, 2010 to March 4, 2010. During this period, $115.6 million principal amount of the notes were converted into approximately 13.5 million shares of our common stock. Subsequent to March 4, 2010, the original conversion rate of 104.712 shares per $1,000 principal amount is again in effect. Interest is payable on June 1 and December 1 for the 4% notes. Accrued interest on the notes was $0.4 million and $0.8 million, respectively, as of June 30, 2010 and December 31, 2009.

          Our current sources of liquidity are our cash reserves; interest earned on such cash reserves and royalties earned - primarily related to sales of PEGINTRON. Net proceeds from the sale of our specialty pharmaceutical business was approximately $303.0 million. Our board of directors is in the process of determining the funding needs for the continuing operation of our business and evaluating various options to return value derived from the sale of our specialty pharmaceutical business to our stockholders. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we will likely need to obtain additional capital before any of our product candidates that are currently under development are approved for marketing. We may seek such additional funding through agreements with potential collaborators or by accessing the capital markets. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

          We continue to evaluate the possible sale of our PEGINTRON royalty stream.

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of June 30, 2010, we were not involved in any SPE transactions.

          Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes at the current conversion price is 14.1 million shares. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

          In addition, stock options to purchase 5.2 million shares of our common stock at a weighted average exercise price of $12.60 per share and 0.3 million restricted stock units were outstanding at June 30, 2010 that represent additional potential dilution.

Contractual Obligations

          Our major outstanding contractual obligations relate to our operating leases, convertible debt and license agreements with collaborative partners.

          During the first quarter of 2010, $115.6 million principal amount of our 4% notes were converted into shares of the Company’s common stock.

          Other than the note conversion, there have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

          Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of June 30, 2010 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

          Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2010, we believe, based on future projections, that it is more likely than not that our net deferred tax assets, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Recently Issued Accounting Standards, Not Adopted as of June 30, 2010

          Milestone Method of Revenue Recognition – Pursuant to a final consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board ratified on March 31, 2010, guidance is provided for determining when milestone payments received in conjunction with research and development efforts performed may be recognized. The guidance is effective no later than the third quarter of 2010 with early adoption permitted. We are evaluating the new guidance which is to be implemented prospectively and do not believe that adoption of the guidance will have a material effect on our results of operations, financial position or cash flows.

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

          A more detailed discussion of these and other factors that could affect our results is contained below and in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and we do not intend to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The majority of our holdings of financial instruments consists of corporate debt securities classified as securities available-for-sale. Apart from custodial accounts related to our Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers the majority of which are rated A or better. We typically invest the majority of our investments in the shorter-end of the maturity spectrum.

          The table below presents the principal amounts or adjusted cost basis and related weighted average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending June 30 of the year indicated) as of June 30, 2010 (in thousands):

	2011	2012	2013	After 2014	Total	Fair Value

Fixed Rate	$34,515	$57,825	$7,202	$—	$99,542	$100,149
Average Interest Rate	5.8%	4.28%	1.95%		4.64%
Variable Rate	—	—	—	891	891	319
Average Interest Rate				2.35%	2.35%

	$34,515	$57,825	$7,202	$891	$100,433	$100,468

          Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $134.5 million are due June 1, 2013 and have a fair value of $156.9 million at June 30, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

          Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of June 30, 2010. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Controls

          There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

          As reported in a Current Report on Form 8-K filed by us on July 8, 2010, Craig A. Tooman our Executive Vice President of Finance and Chief Financial Officer tendered his resignation from our company effective July 23, 2010. On July 8, 2010, Mark L. Ogden, a financial consultant to Enzon since 2005, was appointed as acting Vice President of Finance and Principal Financial Officer. As of the date of the filing of this Quarterly Report on Form 10-Q, we do not believe that this change has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1A. Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business; our chief executive officer and chief financial officer recently resigned and we currently do not have a chief executive officer or chief financial officer.

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

          Effective July 23, 2010, Craig A. Tooman resigned as our Executive Vice President of Finance and Chief Financial Officer. On July 8, 2010, Mark L. Ogden, a financial consultant to Enzon since 2005, was appointed as acting Vice President of Finance and Principal Financial Officer following Mr. Tooman’s departure. Our executive committee will conduct a search for a permanent Chief Financial Officer.

          The loss of the services of one or a combination of our senior executives, particularly our President of Research and Development, as well as the failure to recruit additional key research and development scientists, technical and managerial personnel, particularly a new chief executive officer and chief financial officer, in a timely manner, could have an adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

          In the second quarter of 2010, we repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2010	563,665	$10.47	563,665	$36,244,000

May 1 – May 31, 2010	445,452	10.29	445,452	31,661,000

June 1 – June 30, 2010	179,911	10.50	179,911	29,771,000

Total	1,189,028	$10.41	1,189,028	$29,771,000

(1)

Share repurchase program announced December 3, 2009 whereby Enzon’s board of directors authorized the repurchase of up to $50.0 million of its outstanding shares of common stock. Through June 30, 2010, the Company had repurchased 1,943,234 shares at an average cost of $10.41 per share for a total expenditure of $20,229,000.

Item 4. (Removed and Reserved)

Item 6. Exhibits

          (a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010.	*
3.2	Amended and Restated By-laws effective July 13, 2010.	*
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer & Trust Company, as rights agent.	(1)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent.	(2)
4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008 between the Company and Continental Stock Transfer & Trust Company, as rights agent.	(3)
10.1	Amendment No. 2 dated June 18, 2010 to Amended and Restated Severance Agreement with Ralph del Campo dated November 6, 2007.	(4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

* Filed herewith.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Form 8-A12G (File No. 000-12957) filed May 22, 2002.

(2)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003.

(3)	Current Report on Form 8-K filed January 8, 2008.

(4)	Current Report on Form 8-K filed June 18, 2010.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: August 9, 2010	By:	/s/Ralph del Campo

Ralph del Campo
Chief Operating Officer
(Principal Executive Officer)

Date: August 9, 2010	By:	/s/Mark L. Ogden

Mark L. Ogden
Vice President, Finance
(Principal Financial Officer and
Principal Accounting Officer)