Form 10-Q
period 2010-09-30
ENZON PHARMACEUTICALS INC
filed 2010-11-04
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

Yes ☐     No ☒

Shares of Common Stock outstanding as of November 2, 2010: 59,750,326.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009*

ASSETS

Current assets:
Cash and cash equivalents	$408,594	$50,440
Short-term investments	28,775	53,670
Accounts receivable, net	2,562	671
Other current assets	4,387	6,257
Current assets of discontinued operations	—	34,174

Total current assets	444,318	145,212
Property and equipment, net of accumulated depreciation of $37,566 at September 30, 2010 and $35,712 at December 31, 2009	22,116	26,534
Marketable securities	47,233	95,636
Other assets	1,413	2,863
Noncurrent assets of discontinued operations	—	62,504

Total assets	$515,080	$332,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,438	$1,390
Accrued expenses and other	22,481	10,338
Current liabilities of discontinued operations	—	13,269

Total current liabilities	25,919	24,997

Notes payable	134,499	250,050
Other liabilities	3,998	4,419

Total liabilities	164,416	279,466

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 59,667,955 shares at September 30, 2010 and 45,317,702 shares at December 31, 2009	597	453
Additional paid-in capital	463,722	352,047
Accumulated other comprehensive income	2,059	2,328
Accumulated deficit	(115,714)	(301,545)

Total stockholders’ equity	350,664	53,283

Total liabilities and stockholders’ equity	$515,080	$332,749

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009

Revenues:
Royalties	$10,902	$12,974	$34,391	$39,215
Sale of in-process research and development	—	—	40,900	—
Contract research and development	2,217	—	7,428	—
Miscellaneous revenue	111	—	2,388	—

Total revenues	13,230	12,974	85,107	39,215

Expenses:
Research and development	14,206	11,438	35,852	34,332
Research and development – specialty and contracted services	1,197	4,367	6,015	19,450
General and administrative	4,682	7,723	20,293	27,356
General and administrative – contracted services	86	—	1,907	—
Restructuring charge	453	—	11,052	693

Total expenses	20,624	23,528	75,119	81,831

Operating (loss) income	(7,394)	(10,554)	9,988	(42,616)

Other income (expense):
Investment income, net	1,110	1,148	2,892	3,267
Interest expense	(1,479)	(2,750)	(5,635)	(8,763)
Other-than-temporary investment impairment loss	(896)	—	(896)	—
Other, net	174	175	144	5,058

Total other income (expense)	(1,091)	(1,427)	(3,495)	(438)

(Loss) income from continuing operations, before income tax benefit	(8,485)	(11,981)	6,493	(43,054)
Income tax benefit	(131)	(456)	(336)	(456)

(Loss) income from continuing operations	(8,354)	(11,525)	6,829	(42,598)
Income and gain from discontinued operations, net of income tax	—	11,658	179,002	43,845

Net (loss) income	$(8,354)	$133	$185,831	$1,247

(Loss) earnings per common share - continuing operations
Basic	$(0.14)	$(0.26)	$0.12	$(0.94)

Diluted	$(0.14)	$(0.26)	$0.12	$(0.94)

Earnings per common share – discontinued operations
Basic	$—	$0.26	$3.08	$0.97

Diluted	$—	$0.26	$3.03	$0.97

(Loss) earnings per common share – net (loss) income
Basic	$(0.14)	$0.00	$3.20	$0.03

Diluted	$(0.14)	$0.00	$3.15	$0.03

Weighted average shares – basic	60,840	45,276	58,039	45,116

Weighted average shares - diluted	60,840	45,276	58,996	45,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2010	2009

Cash flows from operating activities:
Net income	$185,831	$1,247
Income from discontinued operations	179,002	43,845

Income (loss) from continuing operations	6,829	(42,598)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	4,521	4,415
Write-down of property and equipment	895	23
Share-based compensation and employee stock purchase plan	5,693	5,716
Amortization and write-off of debt issuance costs	1,985	1,113
Other-than-temporary investment impairment loss	896	—
(Gain) loss on sale of marketable securities	(579)	104
Gain on redemption of notes payable	—	(4,848)
Amortization of debt securities premium/discount	2,034	(1,818)
Changes in operating assets and liabilities	12,942	44,138

Net cash provided by operating activities of continuing operations	35,216	6,245
Net cash provided by operating activities of discontinued operations	—	6,259

Net cash provided by operating activities	35,216	12,504

Cash flows from investing activities:
Proceeds from sale of business, net	262,608	—
Purchase of property and equipment	(916)	(1,193)
Proceeds from sale of marketable securities	28,670	30,645
Purchase of marketable securities	(2,154)	(91,803)
Maturities of marketable securities	44,161	40,880

Net cash provided by (used in) investing activities of continuing operations	332,369	(21,471)
Net cash used in investing activities of discontinued operations	—	(6,259)

Net cash provided by (used in) investing activities	332,369	(27,730)

Cash flows from financing activities:
Redemption of notes payable	—	(15,602)
Proceeds from issuance of common stock	30,486	476
Repurchase of common stock	(36,436)	—
Withholding taxes – share-based compensation	(3,403)	(702)
Proceeds from employee stock purchase plan	244	407
Redemptions from employee stock purchase plan	(322)	(450)

Net cash used in financing activities	(9,431)	(15,871)

Net increase (decrease) in cash and cash equivalents	358,154	(31,097)

Cash and cash equivalents at beginning of period	50,440	79,711

Cash and cash equivalents at end of period	$408,594	$48,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Organization and Basis of Presentation

          On January 29, 2010, Enzon Pharmaceuticals, Inc. and its subsidiaries (Enzon or the Company) consummated the sale of its specialty pharmaceutical business comprised principally of the Company’s products and contract manufacturing segments. These divested components are reflected in these condensed consolidated financial statements as discontinued operations and historical information related to the divested components has been reclassified accordingly. The Company also divested an in-process research and development component of the specialty pharmaceutical business which is reported in revenue from continuing operations. Refer to Note 13, Discontinued Operations, for more information regarding the sale.

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

          Prior to the second quarter of 2010, cash payments for withholding taxes on the exercise of share-based awards was netted against share-based compensation expense within cash provided by operating activities in the Company’s statements of cash flows and reflected as a cash outflow from operating activities. The proper classification of these amounts is in cash flows from financing activities. In the preparation of the June 30, 2010 statement of cash flows, amounts that had previously been reported in the Company’s March 31, 2010, March 31, 2009 and June 30, 2009 Forms 10-Q were revised to correct this immaterial error. In the preparation of these financial statements, cash flows from financing activities for the nine months ended September 30, 2009 were correspondingly adjusted ($0.1 million for the three months ended September 30, 2009 and $0.7 million for the nine months ended September 30, 2009).

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

          Revenue Recognition – Multiple-Deliverable Revenue Arrangements – In October 2009, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification to provide guidance for measuring and allocating consideration received among the separate units of accounting in revenue arrangements with multiple deliverables. The standard established a hierarchy of evidence for determining each unit’s selling price which includes vendor-specific objective evidence, third-party evidence or the vendor’s best estimate in the absence of the other alternatives. The Company adopted the new standard on a prospective basis effective January 1, 2010. The new standard was employed in the measurement of the sale of in-process research and development that was a component of the sale of the Company’s divestiture of its specialty pharmaceutical business. See Note 8 – Sale of In-Process Research and Development.

          Milestone Method of Revenue Recognition – Pursuant to a final consensus of the Emerging Issues Task Force of the FASB ratified on March 31, 2010, guidance is provided for determining when milestone payments received in conjunction with the performance of research and development efforts may be recognized. The Company is evaluating the new guidance which is to be implemented prospectively, beginning in 2011, and has preliminarily concluded that it does not believe adoption of the guidance will have a material effect on its financial position, results of operations or cash flows.

(3) Investments and Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at September 30, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$60,667	$971	$—	$61,638
U.S. government-sponsored entities debt	5,500	16	—	5,516
Non-U.S. government debt	5,593	107	—	5,700
Other	3,042	112	—	3,154

	$74,802	$1,206	$—	$76,008

     * Includes short-term investments of $28,775 and marketable securities of $47,233 at September 30, 2010.

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

          All corporate, U.S. government-sponsored entity and non-U.S. government debt investments are classified as available for sale. Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $3.2 million of fair value as of September 30, 2010 and $3.8 million as of December 31, 2009. There is a non-current liability that offsets the aggregate deferred compensation plan assets.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its amortized cost basis at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized or adjusted cost basis and fair value at such date.

          As of September 30, 2010, there were no unrecognized losses related to any of Company’s investments in corporate debt securities. One investment in an auction rate security was written off during the quarter ended September 30, 2010 – see below.

          Fair value of the Company’s investments is determined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. As of September 30, 2010, the Company uses only Level 1 observable inputs such as quoted market prices in active markets for identical assets. There were no transfers between Level 1 and Level 2 investments during the quarter or nine-month period ended September 30, 2010.

          The Company had employed Level 2 inputs for ascertaining the fair value of its auction rate security through June 2010 which considered listed quotes of securities with comparable maturities, the underlying collateral of the security and the issuer’s credit worthiness. During the quarter ended September 30, 2010, the Company concluded that its estimate of expected cash flows to be collected from this security was severely compromised and that an other-than-temporary impairment had occurred. The underlying collateral, the preferred stock of the issuer, lost substantial value when the insurance commissioner of the issuer’s state of residence effectively seized the issuer’s assets and, in early October 2010, filed a plan of rehabilitation whereby policyholders’ interests would be protected to the extent the issuer’s assets would allow. We believe that the assets of the issuer will not be sufficient to cover policyholder claims and that equity holders’ interests are impaired. Also during the third quarter of 2010, the parent holding company of the issuer announced it was pursuing a restructuring of its outstanding debt through a bankruptcy proceeding.

          The auction rate security had an original cost basis of $1.5 million. An estimated credit loss of $0.6 million was previously recorded in earnings based upon an estimate of the present value of expected cash flows from this investment leaving an amortized cost basis of approximately $0.9 million as of June 30, 2008. The Company does not intend to dispose of this security nor is it more likely than not that the Company will be required to do so, however, based on the recent events in the third quarter of 2010, as outlined above, the Company no longer expects that it will recover any of the amortized cost basis in the security. Accordingly, the full amount of the carrying value of $0.9 million was written off as an other-than-temporary investment impairment loss during the third quarter of 2010. The Company will continue to monitor this instrument and the expected cash flows to be derived from it. Any subsequent unrealized recovery in fair value will be reported in accumulated other comprehensive income until the investment is sold or otherwise disposed of.

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at September 30, 2010 were as follows (in thousands):

Twelve-Month Periods Ending September 30,	Amortized Cost	Fair Value

2011	$28,559	$28,775
2012	38,701	39,571
2013	4,500	4,508

	$71,760	$72,854

          The Company realized a net gain of approximately $0.5 million during the quarter ended September 30, 2010 from the sale of certain of its investments and a gain of approximately $0.1 million from the sale of investments of the deferred compensation plan. The cost of securities is based on the specific-identification method.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

          Among the securities disposed of during the third quarter of 2010 were certain corporate equity securities that had been carried on the books of the Company at a zero cost basis and a fair value of approximately $0.7 million. The gain on the sale of these equity securities was partially offset by a realized loss on the sale of certain available-for-sale corporate debt securities.

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

          The January 2010 sale of the specialty pharmaceutical business constituted a fundamental change as that term is defined in the indenture for the Company’s 4% convertible senior notes. The fundamental change triggered a change in the conversion rate for the notes. For the period extending from January 29, 2010 to March 4, 2010, holders of the notes had the opportunity to convert their notes into shares of common stock of the Company at an enhanced conversion rate of 116.535 shares per $1,000 principal amount (from the original conversion rate of 104.712 shares per $1,000 principal amount). The increased conversion rate was based on the average of the closing sale price per share of the Company’s common stock in the five trading-day period prior to the transaction constituting the fundamental change. During the enhanced conversion period, $115.6 million principal amount of notes were converted into approximately 13.5 million shares of common stock of the Company, reducing the principal balance of the notes outstanding as of September 30, 2010 to $134.5 million from the $250.1 million outstanding as of December 31, 2009. The note conversion triggered the write-off of $1.5 million of debt issuance costs. Note holders who elected to convert their holdings into shares of common stock of the Company waived payment of interest accumulated from the last interest payment date of December 1, 2009 to the date of conversion. This had a favorable effect on 2010 earnings of approximately $0.8 million. Subsequent to the March 4, 2010 enhanced conversion period, the original conversion rate of 104.712 shares per $1,000 principal amount of notes is again in effect. Also as a result of the January 2010 fundamental change, pursuant to the terms and conditions of the indenture, the Company made an offer in February 2010 to repurchase any or all of the outstanding notes at a price equal to 100% of the principal amount plus accrued and unpaid interest. No notes were tendered pursuant to the offer which expired on March 5, 2010.

          During the first quarter of 2009, the Company repurchased $20.5 million principal amount of its 4% notes at a discount to par resulting in a net gain of approximately $4.5 million net of the write-off of $0.3 million of debt issuance costs.

          Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $1.8 million and $0.8 million as of September 30, 2010 and December 31, 2009, respectively.

          The fair value of the 4% convertible senior notes payable as of September 30, 2010 is $169.1 million. Fair value of the Company’s notes is based on quoted market prices.

(5) Stockholders’ Equity

          On December 3, 2009, the Company announced a share repurchase program, under which the Company may purchase up to $50.0 million of the Company’s outstanding common shares. During the three months ended September 30, 2010, the Company repurchased approximately 1.7 million shares at a cost of $18.4 million or approximately a $10.74 average cost per share. This brings cumulative purchases under this program – December 2009 through September 30, 2010 – to approximately 3.7 million shares at a total cost of $38.6 million. The plan continues in effect.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(6) Comprehensive (Loss) Income

          The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009

Net (loss) income	$(8,354)	$133	$185,831	$1,247

Other comprehensive income (loss):
Unrealized gain (loss) on securities that arose during the period *	40	1,228	(697)	3,443
Currency translation adjustment *	150	381	111	583
Reclassification adjustments for loss (gain) on sale of securities included in net income*	445	(53)	317	104

Total other comprehensive income (loss)	635	1,556	(269)	4,130

Comprehensive (loss) income	$(7,719)	$1,689	$185,562	$5,377

          * Information has not been tax-effected due to an estimated annual effective tax rate of zero.

(7) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the nine-month period ended September 30, 2010, there were payments of interest related to the Company’s 4% notes in the amount of $2.7 million. During the nine months ended September 30, 2010, the Company had a noncash conversion of $115.6 million principal amount of the 4% notes into approximately 13.5 million shares of its common stock. The first-quarter conversion of notes resulted in a waiver of accumulated interest which amounted to approximately $0.8 million in interest savings for the Company. In the first nine months of 2009, there was a payment of interest on the Company’s 4% notes payable of $5.2 million. Income tax payments were $0.1 million for each of the nine-month periods ended September 30, 2010 and 2009.

(8) Sale of In-Process Research and Development

          When the Company sold its specialty pharmaceutical business, it retained its research and development organization. Enzon is now a biopharmaceutical company engaged in the research and development of medicines for patients with cancer and the commercialization of those efforts. The Company had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. The in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business and $40.9 million was recognized as revenue in the first quarter of 2010.

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

(9) Earnings Per Common Share

          Basic earnings per common share is computed by dividing the income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service vesting period has been satisfied. For purposes of calculating diluted earnings per common share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan and the number of shares issuable upon conversion of the Company’s convertible notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock. If the Company incurs a loss from continuing operations in a reporting period, all diluted earnings per share computations for that period exclude potential dilutive shares.

          The following table reflects the reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for continuing operations, discontinued operations and net (loss) income available to common stockholders for the three-month and nine-month periods ended September 30, 2010 and 2009 (in thousands, except share and per-share amounts):

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010		2009

(Loss) Earnings Per Common Share – Basic:
(Loss) income from continuing operations	$(8,354)	$(11,525)	$6,829		$(42,598)

Income and gain from discontinued operations	$—	$11,658	$179,002		$43,845

Net (loss) income	$(8,354)	$133	$185,831		$1,247

Weighted average common shares outstanding	60,840	45,276	58,039		45,116

Basic (loss) earnings per share:
Continuing operations	$(0.14)	$(0.26)	$0.12		$(0.94)

Discontinued operations	$—	$0.26	$3.08		$0.97

Net (loss) income	$(0.14)	$0.00	$3.20		$0.03

(Loss) Earnings Per Common Share – Diluted:
(Loss) income from continuing operations	$(8,354)	$(11,525)	$6,829		$(42,598)
Add back interest expense on 4% convertible notes, net of tax	— (1)	— (1)	—	(2)	— (1)

Adjusted (loss) income from continuing operations	$(8,354)	$(11,525)	$6,829		$(42,598)

Discontinued operations	$—	$11,658	$179,002		$43,845

Adjusted net (loss) income	$(8,354)	$133	$185,831		$1,247

Weighted average common shares outstanding	60,840	45,276	58,039		45,116
Weighted-average incremental shares related to assumed exercise of stock options and vesting of nonvested awards	— (1)	— (1)	957		— (1)
Weighted-average incremental shares assuming conversion of 4% notes (2)	— (1)	— (1)	—	(2)	— (1)

Weighted-average number of common shares outstanding and common share equivalents	60,840	45,276	58,996		45,116

Diluted (loss) earnings per share:
Continuing operations	$(0.14)	$(0.26)	$0.12		$(0.94)

Discontinued operations	$—	$0.26	$3.03		$0.97

Net (loss) income	$(0.14)	$0.00	$3.15		$0.03

(1)

Because continuing operations for the three months ended September 30, 2010 and the three months and nine months ended September 30, 2009 resulted in losses, there is no adjustment of the numerator or denominator to calculate diluted loss per share for those periods. To do so would be antidilutive. A loss at the continuing operations level requires that all other computations of per-share amounts for the indicated periods must be made exclusive of potential dilutive shares. Accordingly, diluted earnings per share for discontinued operations and net income for the three months and nine months ended September 30, 2010 exclude potentially dilutive shares. In each of these instances, diluted earnings per share are the same as basic earnings per share.

(2)

The assumed conversion of notes payable would be antidilutive at the continuing operations level of earnings due to the fact that the add-back of interest to the numerator would have a greater effect on the computation than does the incremental number of shares that would result. Accordingly, only the assumed exercise of stock options and vesting of nonvested awards enters into the computation. Furthermore, the same number of potential shares used in computing the diluted per-share amount for continuing operations must be used in computing all other reported diluted per-share amounts.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

          For the three months and nine months ended September 30, 2010, approximately 15.3 million and 16.8 million potentially dilutive shares, respectively, were anti-dilutive and were excluded from the computation of earnings per share. For the three months and nine months ended September 30, 2009, approximately 27.3 million and 27.2 million potentially dilutive shares, respectively, were anti-dilutive and were excluded from the computation of earnings per share.

(10) Restructuring

          During the third quarter of 2010, the Company entered into a sublease for a portion of its excess corporate facilities. These facilities became unused as a result of the reductions in workforce stemming from earlier restructuring efforts related to the sale of the specialty pharmaceutical business. The $0.5 million charge represents the excess of the Company’s leasehold contractual commitment over the amount of cash to be received from the subtenant over the life of the sublease arrangement. During the first quarter of 2010, the Company’s workforce reduction involved 64 employees resulting in an expense of $6.1 million for separation costs for the affected employees. These actions related primarily to the sale of the specialty pharmaceutical business including several employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods during which they assisted with an orderly transfer of activities and information to the purchaser. In addition, the Company reassessed its staffing requirements subsequent to the sale of the specialty pharmaceutical business in light of the lessened demands on many of its general and administrative functions. As of September 30, 2010, $2.3 million remains as an accrued liability which is expected to be fully paid out by the third quarter of 2011. Also, effective February 22, 2010, Jeffrey Buchalter, the Company’s then President and Chief Executive Officer, resigned from the Company. For the quarter ended March 31, 2010, the Company expensed $3.8 million for severance payments and benefits that were payable to Mr. Buchalter per the terms of his employment agreement. This amount was reduced during the quarter ended June 30, 2010 by approximately $0.2 million once the termination agreement with Mr. Buchalter was executed. Payment of amounts due to Mr. Buchalter was made during the third quarter of 2010.

          During the second quarter of 2010, the Company wrote off certain leasehold improvements and furnishings located at its corporate headquarters in Bridgewater, New Jersey that were determined to be excess and without future value as a result of the termination and relocation of several employees. The noncash charge related to this write off was approximately $0.9 million.

          In the first quarter of 2009, the Company implemented a restructuring plan involving a reduction in workforce in the areas of general and administrative and research and development. Costs of severance and related benefits for employees affected by the 2009 workforce reduction amounted to $0.7 million during the first quarter of 2009. The amounts accrued in the first quarter of 2009 were fully paid out by the end of October 2009. A portion of the severance payments related to a 2009 workforce reduction related to the Company’s contract manufacturing operations and retained by the Company upon the sale of the specialty pharmaceutical business had not been fully paid out as of December 31, 2009. Of the total amount of approximately $0.4 million of severance payments that remained payable as of December 31, 2009, all but $32,000 was paid out prior to September 30, 2010. The remainder will be paid during the fourth quarter of 2010.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

          The Company incurred the following costs in connection with its restructuring programs during the three months and nine months ended September 30, 2010 and 2009, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Employee termination costs - 2010 program	$—	$—	$9,736	$—
Employee termination costs - 2009 program	—	—	—	693
Contractual lease obligation net of sublease revenue	453	—	453	—
Write-down of leasehold improvements and furnishings	—	—	863	—

	$453	$—	$11,052	$693

(11) Share-Based Compensation

Stock Option and Nonvested Share Awards

          During the three-month periods ended September 30, 2010 and 2009, the Company recognized share-based compensation expense of $0.4 million and $2.0 million, respectively, relating to stock option and nonvested share awards. During each of the nine-month periods ended September 30, 2010 and 2009, the Company recognized share-based compensation expense of $5.6 million for these plans. Year-to-date 2010 compensation expense includes noncash charges totaling $2.7 million which arose in the first quarter of 2010 relating to acceleration of vesting of certain share-based awards in connection with the termination of employment of the Company’s former President and Chief Executive Officer and the sale of the specialty pharmaceutical business. The weighted average grant price of the options granted during the nine months ended September 30, 2010 was $4.41 per share and fair values ranged from $4.24 to $4.47 per share. The fair value of the options granted during the nine months was $0.7 million. The nonvested shares granted during the nine months had a weighted average grant-date fair value of $10.74 per share for an aggregate fair value of $7.4 million. The Company uses historical data to estimate forfeiture rates. Activity in options and nonvested shares during the nine months ended September 30, 2010 and related balances outstanding as of that date are reflected below (in thousands).

	Options	Nonvested Shares

Outstanding at January 1, 2010	8,369	1,069
Granted	153	692
Exercised and vested	(3,940)	(925)
Expired and forfeited	(292)	(61)

Outstanding at September 30, 2010	4,290	775

Options vested and expected to vest at September 30, 2010	4,203

Options exercisable at September 30, 2010	3,927

          As of September 30, 2010, there was $0.6 million of unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 10 months and $7.3 million of unrecognized compensation cost related to nonvested shares expected to be recognized over a weighted-average period of 27 months.

          In the third quarter of 2010, withholding of income taxes on exercise of options amounted to $0.1 million, which partially offset the $0.4 million of expense resulting in a net increase to additional paid-in capital of $0.3 million. In the third quarter of 2009, withholding was $0.1 million, which partially offset expense of $2.0 million, resulting in a net increase in additional paid-in capital of $1.9 million. Withholding amounted to $3.4 million and $0.7 million in each respective nine-month periods resulting in net increases to additional paid-in capital of $2.2 million and $4.9 million, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

(12) Income Taxes

          During the three months and nine months ended September 30, 2010, the Company recorded a net tax benefit of $0.1 million and $0.3 million, respectively, which includes $0.1 million related to the American Recovery and Reinvestment Act of 2009 which extends the temporary benefit for busineses to accelerate historic alternative minimum tax or research and development credits in lieu of bonus deprecation in 2009. The net current year tax benefit also reflects a $0.2 million refund due from the Canadian taxing authority. During both the three months and nine months ended September 30, 2009, the Company recorded a net tax benefit of $0.5 related to the Housing Assistance Act of 2008 that contained a provision allowing corporate taxpayers to make an election to treat certain unused research and alternative minimum tax credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for “eligible qualified property” placed in service through the end of 2008.

          The Company did not recognize a U.S. Federal income tax provision for the first nine months of 2010 or 2009 as the estimated annual effective tax rate was zero. As of September 30, 2010, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

Reported amounts

          Summary results of operations of the specialty pharmaceutical business through January 29, 2010 and for the three months and nine months ended September 30, 2009 and components of the net gain on the transaction were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenues	$—	$31,627	$8,720	$101,218

Income before income tax	$—	$11,323	$3,620	$43,602
Income tax benefit	—	335	—	243
Gain on sale of discontinued operations, net of income tax	—	—	175,382	—

Income and gain from discontinued operations, net of income tax	$—	$11,658	$179,002	$43,845

          The cash proceeds received from the purchaser, the sigma-tau Group, including the second-quarter 2010 working capital adjustment, amounted to approximately $308.0 million. Transaction costs amounted to approximately $5.0 million reducing net proceeds to approximately $303.0 million. Of this amount, $40.9 million was allocated to the sale of in-process research and development. The net proceeds then attributable to discontinued operations amounted to $262.6 million and this amount less the book basis in the respective assets and liabilities (see below) yielded the gain from discontinued operations of $175.4 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

          Under the terms of the asset purchase agreement with the sigma-tau Group, the Company is also entitled to receive up to an additional $27.0 million if certain milestones are met. It now appears unlikely that one of the milestones, which would have resulted in a $5.0 million payment to us, will be met. There can be no assurance that we will receive any of the milestone payments.

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

          The carrying amounts of major classes of assets and liabilities of the specialty pharmaceutical business, as adjusted, were as follows (in thousands):

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

          Transition Services Agreement

          Pursuant to a transition services agreement with the sigma-tau Group, Enzon began performing product-support research and development and various general and administrative functions for the purchaser during the first quarter of 2010. The research and development work is intended to facilitate the transfer of certain technologies associated with Oncaspar and Adagen to the purchaser but is not of such a nature that the work could not be performed by the purchaser or third-parties without the Company’s involvement. The Company agreed to provide certain of these transfer services for a period of up to three years following the closing. For a period of up to twelve months following the closing, the Company agreed to provide the purchaser with certain general and administrative services. The Company’s involvement in the transitioning of general and administrative activities is nearly complete.

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

(14) Commitments and Contingent Liabilities

          In accordance with the terms of a termination agreement entered into during the second quarter of 2010, all amounts owing to Jeffrey Buchalter, former President, Chief Executive Officer and director of the Company who resigned effective February 22, 2010 for good reason (as defined in the employment agreement), were paid to Mr. Buchalter in the third quarter of 2010. The Company had expensed a net amount of $3.6 million for severance payments and benefits in connection with Mr. Buchalter’s resignation.

          Litigation that had been initiated against the Company in connection with the manufacture of the injectable vitamin, MVI as part of its former contract manufacturing operations was settled during the third quarter of 2010. The net liability to the Company resulting from this litigation was not material.

          During the third quarter of 2010, the term of the Company’s lease obligation for a portion of its facilities in Bridgewater, New Jersey was shortened to end on January 31, 2013 from the original termination date of January 31, 2018. This was done in connection with the third-quarter sublease of that same portion of corporate office space.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          We are a biopharmaceutical company dedicated to the research and development of innovative medicines for patients with cancer. Our drug development programs utilize several cutting-edge approaches, including our proprietary Customized Linker Technology utilizing PEGylation and messenger RNA (mRNA) antagonists using the Locked Nucleic Acid (LNA) technology. We currently have three compounds in human clinical development; PEG-SN38, the HIF-1 alpha antagonist and the Survivin antagonist. We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary Customized Linker Technology.

          We operate in one business segment, that of developing and commercializing innovative medicines for the treatment of cancer. Our Principal Executive Officer reviews our operating results on an aggregate basis and manages the operations as a single operating unit.

          On January 29, 2010, we consummated the sale of our specialty pharmaceutical business. The cash purchase price, including certain customary working capital adjustments, was $308.0 million. Transaction costs amounted to approximately $5.0 million, reducing net proceeds to approximately $303.0 million. Under the terms of the asset purchase agreement, we are entitled to receive up to an additional $27.0 million if certain milestones are met. It now appears unlikely that one of the milestones, which would have resulted in a $5.0 million payment to us, will be met. There can be no assurance that we will receive any of the milestone payments. In addition, through 2014 we may receive royalties of five to ten percent on incremental net sales above the baseline 2009 amount from the four marketed specialty pharmaceutical products that were sold. Pursuant to a transition services agreement, we have and will continue to perform certain product-support research and development as requested by the purchaser for a period of up to three years after the sale. We also have been providing various general and administrative functions for the purchaser subsequent to the close of the transaction. Our involvement in transitioning of general administrative activities is largely concluded. In consideration for our efforts related to the transition services agreement, we are being compensated at actual cost plus a mark-up per the terms of the transition services agreement.

          The transaction to sell our specialty pharmaceutical business comprised our products and contract manufacturing segments as well as in-process research and development related to enhanced next-generation formulations of Oncaspar and Adagen. The results of operations of the products and contract manufacturing segments are reflected as discontinued operations in the first quarter of 2010. The sale of the in-process research and development has been reported as an asset sale in continuing operations in the first quarter of 2010 and not as part of discontinued operations due to our continuing involvement with the purchaser’s research efforts.

           Prior-year information has been reclassified to reflect the operations of our specialty pharmaceutical business as discontinued operations. Percentage changes throughout the following Management’s Discussion and Analysis are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties

(millions of dollars)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2010	% Change	2009	2010	% Change	2009

Royalty revenue	$10.9	(16)	$13.0	$34.4	(12)	$39.2

          We receive income from royalties on sales of products by other companies that use our proprietary Customized Linker Technology, including PEGINTRON, marketed by Merck & Co., Inc., Macugen, marketed by OSI Pharmaceuticals, Inc. and Pfizer, Inc. and CIMZIA, marketed by UCB Pharma. Royalty revenue for the three months ended September 30, 2010 decreased 16 percent to $10.9 million from $13.0 million for the three months ended September 30, 2009. On a nine-month year-to-date basis, royalty revenues declined 12 percent to $34.4 million from $39.2 million. Effective in October 2009, we no longer receive royalties from the sale of Pegasys. Both the three-month and nine-month periods ended September 30, 2009 included Pegasys royalties. The absence of these royalties in 2010 comprised more than a quarter of the total declines in each period. The remainder of the reduction in royalties from the prior-year comparative periods was due primarily to lower sales of PEGINTRON in the U.S. and in international markets.

          After evaluating various options for the sale of our PEGINTRON royalty stream, we have concluded that, at this time, we will no longer pursue such a sale. Unsettled conditions in the hepatitis C virus market have created a situation whereby we believe we cannot derive optimal value for the asset and resultant return to our shareholders.

          During the three months ended September 30, 2010, we had royalties on export sales of $8.9 million, of which $3.1 million were in Europe. This compares to $10.9 million of export sales in the comparable three-month period of 2009, of which $4.6 million were in Europe. On a nine-month basis, we had royalties on export sales in 2010 of $28.6 million, of which $10.0 million were in Europe and $32.8 million of royalties on export sales in 2009, of which $13.0 million were in Europe.

Sale of in-process research and development

          When we sold our specialty pharmaceutical business, we retained our research and development organization. We are now a biopharmaceutical company engaged in the research and development of medicines for patients with cancer and the commercialization of those efforts. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. The in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business, the sigma-tau Group, and $40.9 million was recognized as revenue in connection with the sale in the first quarter of 2010. The selling price of the in-process research and development represented management’s best estimate of its standalone fair value based on the stage of development and future milestone payment consideration. All necessary technology and know-how was transferred to the purchaser at the time of the sale and the purchaser could resell the in-process research and development asset. The activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could be performed by the sigma-tau Group or others.

Contract Research and Development

          Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the sigma-tau Group effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our continuing involvement in the research and development related to the divested products. We are being compensated for this work at actual cost plus a mark-up per the terms of the transition services agreement. Revenue was generated from these services in the amount of $2.2 million for the three months ended September 30, 2010 and $7.4 million for the year to date. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale.

Miscellaneous Revenue

          Also as part of the transition services agreement referred to above, we are providing the sigma-tau Group various general and administrative services for a period of up to one year following the closing of the sale. We are being compensated for this work including reimbursement of costs incurred plus a mark-up defined in the transition services agreement. Through September 30, 2010, approximately $2.4 million has been earned for these services of which $0.1 million was generated during the third quarter of 2010. Our involvement in the transitioning of general and administrative activities is nearly complete.

Research and development

(millions of dollars)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2010	% Change	2009	2010	% Change	2009

Research and development	$14.2	24	$11.4	$35.8	4	$34.3

Research and development – specialty and contracted services	$1.2	n.m.	$4.4	$6.0	n.m.	$19.5

n.m. – not meaningful

          Research and development. The total amount of expense related to our pipeline programs was $14.2 million in the third quarter of 2010, including $3.0 million of milestone payments. This compares to $11.4 million expended in the third quarter of 2009. On a year-to-date nine-month basis, research and development spending on our pipeline programs totaled $35.8 million in 2010, including $5.0 million of milestone payments. Nine-month spending in 2009 amounted to $34.3 million. The pipeline consists of the following programs: PEG-SN38, HIF-1 alpha antagonist, survivin antagonist, and additional mRNA antagonists utilizing the LNA technology.

          In the quarter ended September 30, 2010, we continued to enroll patients in our ongoing PEG-SN38 Phase II colorectal study, our Phase II metastatic breast study and our Phase I pediatric study. The total amount incurred on our PEG-SN38 program for the third quarter of 2010 was $5.5 million, as compared to $2.5 million in the three months ended September 30, 2009. On a year-to-date basis, spending on PEG-SN38 totaled $14.1 million in 2010 and $9.3 million in 2009 reflecting increased spending on the clinical studies for colorectal and metastatic breast cancer.

          The cost associated with the preclinical and clinical activities for the mRNA antagonists using the LNA technology was $8.2 million in the third quarter of 2010, which included $3.0 million of milestone payments. In the three months ended September 30, 2009, we incurred $8.0 million for the mRNA antagonist programs. For the nine months, we expended $19.3 million in 2010, including $5.0 million of milestone payments, and $22.2 million in 2009. The 2009 costs included a $1.0 million milestone payment and were elevated due to the purchase and manufacturing of additional clinical drug supply for the ongoing Phase I studies. We are continuing enrollment in Phase I clinical trials for the HIF-1 alpha and Survivin antagonists, as well as preclinical studies for additional mRNA antagonist-directed oncology targets which are known to play an important role in cancer cell growth.

          We also are conducting basic research identifying additional compounds that may benefit from our proprietary Customized Linker Technology which resulted in an investment of $0.5 million for the third quarter of 2010, compared to $0.9 million in the third quarter of 2009. On a nine-month year-to-date basis, this research spending amounted to $2.4 million in 2010 and $2.8 million in 2009.

          Research and development – specialty and contracted services. As a result of the sale of our specialty pharmaceutical business in January 2010, the activities related to the specialty pharmaceutical products became the responsibility of the purchaser at the close of the transaction. We continue to provide assistance in the development of the next-generation Adagen and Oncaspar programs through a transition services arrangement. The total amount incurred during the third quarter of 2010 for the next-generation programs and other activities associated with the specialty pharmaceutical products was $1.2 million. For the nine-month period ended September 30, 2010, these costs amounted to $6.0 million, of which $1.7 million had been incurred in January 2010, prior to the sale. The expenses we incur on these programs starting in February 2010 are reimbursed with a mark-up and reported as revenue. For the three months and nine months ended September 30, 2009, we reported expenses of $4.4 million and $19.5 million, respectively related to the specialty pharmaceutical products.

General and administrative

(millions of dollars)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2010	% Change	2009	2010	% Change	2009

General and administrative	$4.7	(39)	$7.7	$20.3	(26)	$27.3

General and administrative – contracted services	$0.1	n.m.	$—	$1.9	n.m.	$—

n.m. – not meaningful

          General and administrative.

          During the third quarter of 2010, general and administrative expense decreased 39 percent to $4.7 million from $7.7 million in the third quarter of 2009. Expenses were generally reduced in the third quarter of 2010 as compared to the preceding year as a result of ongoing cost containment efforts and the contraction of corporate services and overhead costs associated with the sale of the specialty pharmaceutical business in the first quarter. Also, a significant portion of the third-quarter year-over-year decrease is related to compensation. Accelerated vesting of share-based awards effected in the fourth quarter of 2009 and first quarter of 2010, resulted in the third-quarter charges related to the vesting of these awards for all but certain senior management and board members to be largely eliminated. In addition, the restructuring program implemented during the first quarter of 2010 and the resulting reduction in employees is being reflected in lower payroll costs in the third quarter.

          For the nine months ended September 30, 2010, general and administrative expenses were $20.3 million, down 26 percent from the prior year. On a year-to-date basis, the favorable effects observed during the second and third quarters were mitigated by a number of unique expenses incurred during the first quarter. The cost of accelerated vesting of share-based awards, a noncash charge to first-quarter 2010 earnings of approximately $2.4 million, is reflected in the year-to-date 2010 amount. First-quarter 2010 costs include the salary and benefits of those general and administrative employees who were a part of the first-quarter 2010 restructuring. During the nine months ended September 30, 2009, certain general and administrative expenses were elevated, including legal costs related to proposed shareholder consent solicitation and the post-implementation costs of an enterprise resource planning computer software system.

          The Company has made significant progress in reducing general and administrative expenses and will continue to seek and implement efficiencies that could potentially further reduce general and administrative costs. The rate of improvement experienced during the second and third quarters of 2010 is not expected to continue, however. We may experience additional charges associated with the South Plainfield lease or its termination prior to its contractual expiration in October 2012.

          General and administrative – contracted services.

           General and administrative expenses representing transitional services to the sigma-tau Group amounted to $0.1 million during the three months ended September 30, 2010 and $1.9 million through the nine months then ended. Included in this amount are the direct costs of the hours expended by the individuals in support of sigma-tau, other expenses directly identifiable with the specialty pharmaceutical business and a proportionate allocation of overall general and administrative expense. Our involvement with sigma-tau administrative matters is expected to end this year.

Restructuring

          Restructuring charges during the third quarter of 2010 amounted to approximately $0.5 million. On a year-to-date basis through nine months of 2010, restructuring charges totaled $11.1 million. During the third quarter of 2010, we sublet certain excess office space at our corporate headquarters. The charge to restructuring expense represents the excess of our committed lease obligations over the anticipated amount of cash to be received from the subtenant over the remaining term of the contract. During the first quarter of 2010, we initiated a reduction in force as a result of the contraction of corporate-level activities subsequent to the sale of our specialty pharmaceutical business. Employees who had been directly connected with the divested business, but who did not become employees of the sigma-tau Group, were retained for varying periods of time subsequent to the sale to assist with transition. Other employees involved with general and administrative activities were identified for separation due to the reduction in volume of those activities resulting from the sale, such as human resources, information technology and accounting services. Restructuring charges for these employees, comprised of separation payments and related benefits, totaled $6.1 million during the first quarter of 2010. In addition, effective February 22, 2010, Jeffrey Buchalter, the Company’s then President and Chief Executive Officer, resigned for good reason (as defined in his employment agreement). We expensed $3.8 million related to Mr. Buchalter’s separation in the first quarter of 2010 and modified it slightly during the second quarter of 2010 to $3.6 million. The total amount owing to Mr. Buchalter was paid per the terms of his employment agreement in the third quarter of 2010.

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

Other (income) expense

(millions of dollars)
	Three Months Ended September 30,			Nine Months Ended September 30,

	2010	% Change	2009	2010	% Change	2009

Other (income) expense:
Investment income, net	$(1.1)	(3)	$(1.2)	$(2.9)	(11)	$(3.3)
Interest expense	1.4	(46)	2.8	5.6	(36)	8.8
Other-than-temporary investment impairment loss	0.9	n.m.	—	0.9	n.m.	—
Other, net	(0.1)	n.m.	(0.2)	(0.1)	n.m.	(5.1)

Total other (income) expense	$1.1	(23)	$1.4	$3.5	n.m.	$0.4

n.m. – not meaningful

          Other (income) expense. Other (income) expense for the three months ended September 30, 2010 was net expense of $1.1 million, as compared to net expense of $1.4 million for the three months ended September 30, 2009. On a year-to-date basis, 2010 resulted in net expense of $3.5 million, compared to $0.4 million of net expense in the first nine months of 2009. Other (income) expense includes: net investment income, interest expense, impairment loss on investments and other income or expense.

          Net investment income was $1.1 million for the quarter ended September 30, 2010, reduced slightly from the third quarter of 2009. On a year-to-date basis, net investment income declined 11 percent to $2.9 million. Our current investments are more heavily weighted towards short maturities and reduced risk resulting in lower yields. Also included in net investment income is the net gain resulting from a number of sales of investment holdings. We realized approximately $0.5 million of net gain on sales of company-owned investments. There was also approximately $0.1 million gain realized on sales out of the deferred compensation plan.

          Interest expense, which includes amortization of deferred debt issuance costs, was $1.4 million and $5.6 million for the three-month and nine-month periods ended September 30, 2010 and $2.8 million and $8.8 million for the three-month and nine-month periods ended September 30, 2009, respectively. The reduction in interest expense resulted from the lower balance of our 4% Convertible Senior Notes due in 2013.

          Other than temporary impairment loss. We hold an investment in an auction rate security for which auctions have failed for several periods and for which the value of the underlying security, preferred stock of the issuer has recently become compromised. Since we no longer expect to recover any of the amortized cost basis in the security, the full amount of the carrying value of $0.9 million was written off in the third quarter of 2010. The Company will continue to monitor this instrument and the expected cash flows to be derived from it. Any subsequent unrealized recovery in fair value will be reported in accumulated other comprehensive income.

          During the first quarter of 2009, we repurchased $20.5 million principal amount of our 4% notes at a discount to par yielding a gain of $4.8 million (reflected in Other, net) exclusive of the write-off of related deferred debt offering costs of $0.3 million (reflected in interest expense).

Income taxes

          During the three months and nine months ended September 30, 2010, we recorded a net tax benefit of $0.1 million and $0.3 million, respectively, which includes $0.1 million related to the American Recovery and Reinvestment Act of 2009 which extends the temporary benefit for businesses to accelerate historic alternative minimum tax or research and development credits in lieu of bonus deprecation in 2009. The net tax benefit for the nine months ended September 30, 2010 includes a $0.2 million refund due from the Canadian taxing authority. During both the three months and nine months ended September 30, 2009, we recorded a net tax benefit of $0.5 million related to the Housing Assistance Act of 2008 that contained a provision allowing corporate taxpayers to make an election to treat certain unused research and alternative minimum tax credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for “eligible qualified property” placed in service through the end of 2008.

          We did not recognize a U.S. Federal income tax provision for the first nine months of 2010 or 2009 as the estimated annual effective tax rate was zero. As of September 30, 2010, we continue to provide a valuation allowance against our net deferred tax assets since we believe it is more likely than not our deferred tax assets will not be realized.

Discontinued operations

          The amount reported as discontinued operations for the nine months ended September 30, 2010 is comprised of the results of operations of the specialty pharmaceutical business for the period January 1 through January 29, 2010 of $3.6 million plus the gain realized on the sale of the specialty pharmaceutical business of $175.4 million. The cash purchase price was $300.0 million, working capital adjustments were approximately $8.0 million, and transaction costs amounted to $5.0 million. We allocated $40.9 million of the total purchase price to the sale of in-process research and development. The net proceeds attributable to discontinued operations of $262.6 million, less the net carrying value of assets sold of $87.2 million, yielded the $175.4 million gain. Under the terms of the asset purchase agreement, we are entitled to receive up to an additional $27.0 million if certain milestones are met. It now appears unlikely that one of the milestones, which would have resulted in a $5.0 million payment to us, will be met. There can be no assurance that we will receive any of the milestone payments. Furthermore, we may receive royalties of five to ten percent on incremental net sales above the baseline 2009 amount from the marketed specialty pharmaceutical products through 2014.

Liquidity and Capital Resources

          Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $484.6 million as of September 30, 2010, as compared to $199.7 million as of December 31, 2009. The increase was primarily attributable to the receipt of proceeds from the sale of our specialty pharmaceutical business in January 2010.

          For the nine months ended September 30, 2010, cash provided by operating activities was $35.2 million. Income from continuing operations in the first nine months of 2010, adjusted for noncash and non-operating items, constituted approximately $22.3 million of positive cash flow. Included in income from continuing operations for the nine-month period ended September 30, 2010 was $40.9 million related to the sale of in-process research and development in connection with the sale of the specialty pharmaceutical business. Changes in various working capital accounts also constituted a source of operating cash flow.

          Investing activities generated approximately $332.4 million of cash in the first nine months of 2010 compared to cash used in investing activities of $27.7 million during the first nine months of 2009. The net proceeds from the sale of the specialty pharmaceutical business of $262.6 million (exclusive of the amount apportioned to the sale of in-process research and development reported in operating revenue) represented the largest source of cash. Approximately $0.9 million was invested in property and equipment. Maturities of, and net proceeds from sales of, investments accounted for the remainder.

          Net cash used in financing activities was $9.4 million in the first nine months of 2010 compared to net cash used in financing activities of $15.9 million in the first nine months of 2009. Proceeds from the exercise of employee stock options generated approximately $30.5 million of cash inflow during the first nine months of 2010. This inflow was more than offset by $36.4 million of expenditures in the nine-month period to repurchase shares of the Company’s common stock on the open market as part of the share repurchase program initiated in December of 2009. In the first quarter of 2009, $15.6 million of cash was expended to repurchase $20.5 million principal amount of our 4% notes.

          As of September 30, 2010, we had outstanding $134.5 million of convertible senior notes that bear interest at an annual rate of 4%. The sale of our specialty pharmaceutical business constituted a fundamental change under the indenture for the notes, which triggered a change in the conversion rate from 104.712 shares per $1,000 principal amount of notes to 116.535 shares per $1,000 principal amount of notes during the period January 29, 2010 to March 4, 2010. During that period, $115.6 million principal amount of the notes were converted into approximately 13.5 million shares of our common stock. Subsequent to March 4, 2010, the original conversion rate of 104.712 shares per $1,000 principal amount is again in effect. Interest is payable on June 1 and December 1 for the 4% notes. Accrued interest on the notes was $1.8 million and $0.8 million, respectively, as of September 30, 2010 and December 31, 2009.

          Our current sources of liquidity are our cash reserves; interest earned on such cash reserves and royalties earned - primarily related to sales of PEGINTRON. Net proceeds from the sale of our specialty pharmaceutical business were approximately $303.0 million. Our board of directors is continuing the process of determining the funding needs for the ongoing operation of our business and evaluating various options to return value derived from the sale of our specialty pharmaceutical business to our stockholders. Based upon our current planned research and development activities and related costs and our current sources of liquidity, we anticipate our current cash reserves and expected cash flow from operations will be sufficient to meet our capital and operational requirements for the near future. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, we will likely need to obtain additional capital before any of our product candidates that are currently under development are approved for marketing. We may seek such additional funding through agreements with potential collaborators or by accessing the capital markets. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of September 30, 2010, we were not involved in any SPE transactions.

          Our 4% notes are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. The maximum potential dilutive effect of conversion of the 4% notes at the current conversion price is 14.1 million shares. These notes are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

          In addition, stock options to purchase 4.3 million shares of our common stock at a weighted average exercise price of $13.41 per share and 0.8 million restricted stock units were outstanding at September 30, 2010 that represent additional potential dilution.

Contractual Obligations

          Our major outstanding contractual obligations relate to our operating leases, convertible debt and license agreements with collaborative partners.

          During the first quarter of 2010, $115.6 million principal amount of our 4% notes were converted into shares of the Company’s common stock.

          Effective August 1, 2010, we entered into a sublease for a portion of our corporate office leased space in Bridgewater, New Jersey. The amount of the original lease commitment for the affected office space exceeds the cash that we expect to receive over the term of the sublease. The excess of our obligation over the sublease proceeds has been accrued for and has been charged to restructuring. The beneficial effect of the sublease is a reduction of our lease obligations by approximately $0.9 million over 29 months beginning September 2010.

          Other than the note conversion and the sublease referred to above, there have been no material changes with respect to our contractual obligations as disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

          Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of September 30, 2010 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

          Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2010, we believe, based on future projections, that it is more likely than not that our net deferred tax assets, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Recently Issued Accounting Standards, Not Adopted as of September 30, 2010

          Milestone Method of Revenue Recognition – Pursuant to a final consensus of the Emerging Issues Task Force of the Financial Accounting Standards Board ratified on March 31, 2010, guidance is provided for determining when milestone payments received in conjunction with research and development efforts performed may be recognized. The guidance is effective beginning in 2011 with early adoption permitted. We are evaluating the new guidance which is to be implemented prospectively and do not believe that adoption of the guidance will have a material effect on our results of operations, financial position or cash flows.

Factors That May Affect Future Results

          There are forward-looking statements contained herein, which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to:

•	The risk that we will experience operating losses for the foreseeable future and may never achieve profitability.

•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that there will be a decline in sales of one or more of the products sold by others from which we derive royalty revenues.

•	Decisions by regulatory authorities regarding whether and when to approve our or our collaborative partners’ regulatory applications.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave our company.

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

          The table below presents the principal amounts or adjusted cost basis and related weighted average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending September 30 of the year indicated) as of September 30, 2010 (in thousands):

	2011	2012	2013	Total	Fair Value

Fixed Rate	$28,559	$38,701	$4,500	$71,760	$72,854
Average Interest Rate	5.77%	5.12%	1.77%	5.17%
Variable Rate	—	—	—	—	—

	$28,559	$38,701	$4,500	$71,760	$72,854

          Our convertible notes payable outstanding have fixed interest rates. Accordingly, the fair values of the respective issues will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $134.5 million are due on June 1, 2013 and have a fair value of $169.1 million at September 30, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

          Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of September 30, 2010. Based on the evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business; our chief financial officer recently resigned and we currently do not have a chief financial officer.

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

          Effective July 23, 2010, Craig A. Tooman resigned as our Executive Vice President of Finance and Chief Financial Officer. On July 8, 2010, Mark L. Ogden, a financial consultant to Enzon since 2005, was appointed as acting Vice President of Finance and Principal Financial Officer following Mr. Tooman’s departure. Our executive committee is actively engaged in a search for a Chief Financial Officer.

          The loss of the services of one or a combination of our senior executives, particularly our President of Research and Development, as well as the failure to recruit additional key research and development scientists, technical and managerial personnel, including a chief financial officer, in a timely manner, could have an adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

          In the third quarter of 2010, we repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2010	125,093	$10.49	125,093	$28,458,000

August 1 – August 31, 2010	335,000	10.48	335,000	24,948,000

September 1 – September 30, 2010	1,250,217	10.83	1,250,217	11,403,000

Total	1,710,310	$10.74	1,710,310	$11,403,000

(1)

Share repurchase program announced December 3, 2009 whereby Enzon’s board of directors authorized the repurchase of up to $50.0 million of its outstanding shares of common stock. Through September 30, 2010, the Company has repurchased 3,654,000 shares at an average cost of $10.56 per share for a total expenditure of $38,597,000.

Item 4. (Removed and Reserved)

Item 6. Exhibits

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010.	(1)
3.2	Amended and Restated By-laws effective July 13, 2010.	(1)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer & Trust Company, as rights agent.	(2)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent.	(3)
4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008 between the Company and Continental Stock Transfer & Trust Company, as rights agent.	(4)
10.2	Consulting Agreement dated as of October 5, 2005, as amended, by and between the Company and Mark Ogden.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Current Report on Form 8-K filed July 13, 2010.

(2)	Form 8-A12G (File No. 000-12957) filed May 22, 2002.

(3)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003.

(4)	Current Report on Form 8-K filed January 8, 2008.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: November 4, 2010	By:	/s/Ralph del Campo

Ralph del Campo
Chief Operating Officer
(Principal Executive Officer)

Date: November 4, 2010	By:	/s/Mark L. Ogden

Mark L. Ogden
Vice President, Finance
(Principal Financial Officer and
Principal Accounting Officer)