Form 10-Q
period 2011-03-31
ENZON PHARMACEUTICALS INC
filed 2011-05-06
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐               Accelerated filer ☒                Non-accelerated filer ☐               Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     Yes ☐ No ☒

Shares of Common Stock outstanding as of May 3, 2011:          53,572,889

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010*

ASSETS

Current assets:
Cash and cash equivalents	$369,938	$397,530
Short-term investments	35,584	31,170
Other current assets	4,589	5,916

Total current assets	410,111	434,616
Property and equipment, net of accumulated depreciation of $38,855 at March 31, 2011 and $38,286 at December 31, 2010	20,223	21,574
Marketable securities	13,334	31,394
Other assets	1,175	1,273

Total assets	$444,843	$488,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,405	$4,192
Accrued expenses and other	13,124	14,195

Total current liabilities	14,529	18,387

Notes payable	134,499	134,499
Other liabilities	4,355	4,114

Total liabilities	153,383	157,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 55,053,174 shares at March 31, 2011 and 58,817,561 shares at December 31, 2010	551	588
Additional paid-in capital	414,013	454,657
Accumulated other comprehensive income	767	914
Accumulated deficit	(123,871)	(124,302)

Total stockholders’ equity	291,460	331,857

Total liabilities and stockholders’ equity	$444,843	$488,857

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,

	2011	2010

Revenues:
Royalties	$11,762	$12,901
Sale of in-process research and development	5,000	40,900
Contract research and development	1,094	2,609
Miscellaneous income	166	1,843

Total revenues	18,022	58,253

Operating expenses:
Research and development - pipeline	10,548	11,515
Research and development – specialty and contracted services	647	3,059
General and administrative	5,086	9,932
General and administrative – contracted services	58	1,400
Restructuring charge	359	9,889

Total operating expenses	16,698	35,795

Operating income	1,324	22,458

Other income (expense):
Investment income, net	459	971
Interest expense	(1,480)	(2,676)
Other, net	128	1

Total other income (expense)	(893)	(1,704)

Income from continuing operations, before income tax provision	431	20,754

Income tax provision	—	—

Income from continuing operations	431	20,754

Income and gain from discontinued operations, net of income tax	—	179,053

Net income	$431	$199,807

Earnings per common share - continuing operations
Basic	$0.01	$0.40

Diluted	$0.01	$0.29

Earnings per common share – discontinued operations
Basic	$—	$3.42

Diluted	$—	$2.41

Earnings per common share – net income
Basic	$0.01	$3.82

Diluted	$0.01	$2.70

Weighted-average shares - basic	58,002	52,284

Weighted-average shares - diluted	58,736	74,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2011	2010

Cash flows from operating activities:
Net income	$431	$199,807
Income and gain from discontinued operations	—	179,053

Income from continuing operations	431	20,754
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,374	1,377
Share-based compensation	1,209	3,863
Amortization and write-off of debt issuance costs	135	1,716
Gain on sale of marketable securities	(22)	(112)
Loss on disposal of fixed assets	65	—
Amortization of debt securities premium	328	868
Changes in operating assets and liabilities	(2,474)	11,385

Net cash provided by operating activities of continuing operations	1,046	39,851
Net cash provided by operating activities of discontinued operations	—	513

Net cash provided by operating activities	1,046	40,364

Cash flows from investing activities:
Proceeds from sale of business, net	—	263,108
Purchase of property and equipment	(88)	(249)
Proceeds from sale of marketable securities	206	4,441
Purchase of marketable securities	(344)	(1,206)
Maturities of marketable securities	13,332	13,400

Net cash provided by investing activities of continuing operations	13,106	279,494
Net cash used in investing activities of discontinued operations	—	(105)

Net cash provided by investing activities	13,106	279,389

Cash flows from financing activities:
Repurchase of common stock	(41,401)	(5,811)
Proceeds from issuance of common stock	216	2,441
Withholding taxes – share-based compensation	(684)	(1,885)
Proceeds from employee stock purchase plan	125	265

Net cash used in financing activities	(41,744)	(4,990)

Net (decrease) increase in cash and cash equivalents	(27,592)	314,763

Cash and cash equivalents at beginning of period	397,530	50,440

Cash and cash equivalents at end of period	$369,938	$365,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Description of Business

          Enzon Pharmaceuticals, Inc. and subsidiaries (Enzon or the Company) is a biotechnology company dedicated to the research and development of innovative therapeutics for cancer patients with high unmet medical needs. Operations are funded in part by the receipt of royalty revenues from licensing arrangements with other companies related to sales of products developed using the Company’s proprietary Customized PEGylation Linker Technology (Customized Linker Technology®) – primarily PEGINTRON, marketed by Merck & Co., Inc. The Company operates in one business segment. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s operations and assets reside almost exclusively in the United States.

          The Company’s pipeline drug development programs utilize two platforms – Customized Linker Technology and third-generation messenger ribonucleic acid (mRNA)-targeting agents utilizing the Locked Nucleic Acid (LNA) technology. The Company currently has four compounds in clinical development: PEG-SN38 and the Hypoxia-Inducible Factor-1α (HIF-1α), Survivin and Androgen Receptor (AR) messenger RNA (mRNA) antagonists. In addition, the Company has other novel LNA targets in various stages of preclinical research.

          On January 29, 2010, the Company sold its specialty pharmaceutical business, comprised principally of the Company’s products and contract manufacturing segments, for approximately $309 million in cash with the potential for subsequent milestone payments and royalties. See Note 14, Discontinued Operations.

(2) Basis of Presentation

Interim Financial Statements

          The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of the U.S. Securities and Exchange Commission Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Principles of Consolidation

          The condensed consolidated financial statements include those of Enzon Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation of certain investments, long-lived assets, legal and contractual contingencies and assumptions used in the calculation of share-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, the current economic environment and other factors that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates will be reflected in the financial statements in future periods. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included in these financial statements.

Reclassifications and Adjustments

          Certain prior-period amounts have been reclassified to conform to the current period presentation. Prior to the second quarter of 2010, cash payments for withholding taxes on the exercise of share-based awards were netted against share-based compensation expense within the cash provided by operating activities in the Company's statements of cash flows. The proper classification of these amounts is in cash flows from financing activities, which is where they are reported in these financial statements with the three months ended March 31, 2010 having been adjusted. The $1.9 million adjustment amount to the prior period cash flow statement for the three months ended March 31, 2010 is not material.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(3) Financial Instruments and Fair Value

          The carrying values of cash, cash equivalents, other current assets, accounts payable, and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2011 and December 31, 2010 due to their short-term nature. Short-term investments and marketable securities are carried on the balance sheets at fair value based on quoted market prices. All fair value measures are Level 1. Fair values and carrying amounts of the Company’s financial instruments are indicated below (in thousands):

Description	Fair Value	Carrying Amount

Investments and Marketable Securities (Note 4)	$48,918	$48,918

4% Convertible Senior Notes (Note 5)	$165,938	$134,499

(4) Short-term Investments and Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at March 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$38,448	$583	$—	$39,031
U.S. government-sponsored entities debt	1,000	1	—	1,001
Non-U.S. government debt	5,513	67	—	5,580
Other	3,190	138	(22)	3,306

	$48,151	$789	$(22)	$48,918

     * Included in short-term investments of $35,584 and marketable securities of $13,334 at March 31, 2011.

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at December 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$52,079	$738	$—	$52,817
U.S. government-sponsored entities debt	1,000	4	—	1,004
Non-U.S. government debt	5,553	86	—	5,639
Other	3,019	111	(26)	3,104

	$61,651	$939	$(26)	$62,564

     * Included in short-term investments of $31,170 and marketable securities of $31,394 at December 31, 2010.

          All corporate, U.S. government-sponsored entity and non-U.S. government debt investments are classified as available-for-sale securities. Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $3.3 million fair value as of March 31, 2011 and $3.1 million fair value as of December 31, 2010. There is a non-current liability that offsets the aggregate deferred compensation plan assets.

          Fair value is determined from readily available quoted prices in active markets (Level 1, the preferred approach pursuant to applicable accounting guidance). As of March 31, 2011 and December 31, 2010, the Company’s investments and marketable securities are all valued based on Level 1 inputs.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at March 31, 2011 were as follows (in thousands):

Twelve-Month Periods Ending March 31,	Amortized Cost	Fair Value

2012	$35,152	$35,584
2013	9,809	10,028

	$44,961	$45,612

          Sales during the quarter ended March 31, 2011 of investments in the deferred compensation plan resulted in a gain of $22,000. However, because the Company maintains a liability for the fair value of the deferred compensation due to plan participants, any realized gains or losses related to these investment holdings are off-set by a corresponding increase or decrease in the liability to operating expenses. The cost of securities is based on the specific-identification method.

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of March 31, 2011, only certain assets of the Company’s Executive Deferred Compensation Plan have unrealized holding losses. None of the underlying investments has been in a continuous loss position longer than twelve months.

(5) Notes Payable

          The 4% convertible senior notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes are senior unsecured obligations and rank equal to all future senior unsecured debt of the Company. The 4% notes are convertible at the option of the holders into the Company’s common stock at a conversion price of $9.55 per share (104.712 shares per $1,000 of principal amount). If the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Upon occurrence of a “fundamental change,” as defined in the indenture governing the 4% notes, holders of the notes may require the Company to redeem the notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

           During the first quarter of 2010, notes totaling $115.6 million principal amount were converted into approximately 13.5 million shares of the Company’s common stock, reducing the outstanding principal balance of the notes outstanding to $134.5 million. The net effect of forgone interest and the write-off of deferred debt issuance costs amounted to $0.8 million and was charged to interest expense during the first quarter of 2010 at the time of the notes conversion. The $0.8 million was adjusted in the fourth quarter of 2010 to credit interest expense and charge additional paid-in capital to reflect the capital nature of the transaction. The noncash adjustment was not material to the first or fourth quarters nor to the full year 2010 results of operations.

           Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $1.8 million and $0.4 million as of March 31, 2011 and December 31, 2010, respectively.

(6) Stockholders’ Equity

          On December 21, 2010, the Company announced a share repurchase program, under which the Company may use up to $200.0 million to purchase the Company’s outstanding common shares. During the three months ended March 31, 2011, the Company repurchased and retired 3,853,073 shares at a cost of $41.5 million, or an average cost per share of approximately $10.77. This brings cumulative number of shares repurchased and retired under this program through March 31, 2011 to 3,883,073 shares at a total cost of $41.9 million. The plan continues to be in effect.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(7) Comprehensive Income

          The following table reconciles net income to comprehensive income (in thousands):

	Three months ended March 31,

	2011	2010

Net income	$431	$199,807
Other comprehensive income:
Unrealized gain on securities that arose during the period, net of tax (1)	(125)	316
Currency translation adjustment	—	187
Reclassification adjustment for (gain) loss included in net income	(22)	(112)

Total comprehensive income	$284	$200,198

(1)	Information has not been tax-effected due to an estimated annual effective tax rate of zero.

(8) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the three months ended March 31, 2011 and 2010, there were no payments of interest related to the Company’s 4% notes. During the three months ended March 31, 2010, the Company had a noncash conversion of $115.6 million principal amount of the 4% notes into approximately 13.5 million shares of its common stock. Income tax payments for the three months ended March 31, 2011 and 2010, were $34,000 and $72,000, respectively.

(9) Sale of In-Process Research and Development

          When the Company sold its specialty pharmaceutical business in January 2010, it retained its research and development organization. Prior to the sale, the Company’s research and development function was engaged in, among other things, studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceuticals business. The in-process research and development related to those two products was included in the sale. The $40.9 million selling price was management’s best estimate of its standalone fair value based on the stage of development and consideration of future milestone payments. During the first quarter of 2011, the Company earned the first $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar.

(10) Earnings Per Common Share

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

	Three months ended March 31,

	2011		2010

Earnings Per Common Share – Basic:
Income from continuing operations	$431		$20,754

Income and gain from discontinued operations	$—		$179,053

Net income	$431		$199,807

Weighted average common shares outstanding	58,002		52,284

Basic earnings per share:
Continuing operations	$0.01		$0.40

Discontinued operations	$—		$3.42

Net income	$0.01		$3.82

Earnings Per Common Share – Diluted:
Income from continuing operations	$431		$20,754
Add back interest expense on 4% convertible notes, net of tax	—		960

Adjusted income from continuing operations	$431		$21,714

Income and gain from discontinued operations	$—		$179,053

Adjusted net income	$431		$200,767

Weighted average common shares outstanding	58,002		52,284
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested awards, and ESPP	734		1,735
Weighted-average incremental shares assuming conversion of 4% notes	—	(1)	20,223	(2)

Weighted-average number of common shares outstanding and common share equivalents	58,736		74,242

Diluted earnings per share:
Continuing operations	$0.01		$0.29

Discontinued operations	$—		$2.41

Net income	$0.01		$2.70

(1)

The assumed conversion of notes payable would be anti-dilutive due to the fact that the add-back of interest to the numerator would have a greater effect on the computation than would the incremental number of shares to the denominator. Accordingly, only the assumed exercise of stock options, vesting of nonvested awards, and ESPP activity enters into the computation.

(2)	Assumes conversion at the rate of 104.712 shares per $1,000 principal amount of notes.

          For the three months ended March 31, 2011, approximately 14.1 million potentially dilutive shares were anti-dilutive and were not included in the computation. For the three months ended March 31, 2010, approximately 0.7 million potentially dilutive shares were anti-dilutive and were not included in the computation.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

(11) Restructurings

          During the first quarter of 2011, the Company recorded a restructuring charge in the amount of $0.4 million related to the excess of committed lease costs over potential sublease income for office space in Bridgewater, New Jersey that was vacated during the quarter when the Company relocated its corporate offices to Piscataway, New Jersey.

          A fourth quarter 2010 workforce reduction resulted in an expense of $3.0 million for separation benefits. The affected employees were notified in December 2010 and the majority of the terminations occurred during the first quarter of 2011. Separation payments will be made for up to a year following the respective separations. As of December 31, 2010, the full $3.0 million was an accrued expense, of which $2.7 million was reported as a current liability. During the first quarter of 2011, the Company made separation payments of $0.4 million. As of March 31, 2011, there is $2.6 million remaining in accrued expenses under current liabilities.

          During the first quarter of 2010, the Company’s workforce reduction involved 64 employees and resulted in an expense of $6.1 million for separation benefits. These actions related primarily to the sale of the specialty pharmaceutical business and affected employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods, during which they assisted with an orderly transfer of activities and information to the purchaser. In addition, the Company reassessed its staffing requirements subsequent to the sale in light of the lessened demands on many of its general and administrative functions. During the first quarter of 2011, the Company made separation payments of $0.6 million. As of March 31, 2011, there is $0.3 million remaining in accrued expenses.

          Effective February 22, 2010, the Company’s then President and Chief Executive Officer resigned from the Company. For the quarter ended March 31, 2010, the Company expensed $3.8 million for severance payments and benefits that were payable under the terms of this individual’s employment agreement. This amount was reduced during the quarter ended June 30, 2010 by approximately $0.2 million once the termination agreement was executed. Payments due pursuant to the termination agreement were made during the third quarter of 2010.

(12) Share-Based Compensation

Stock Option and Nonvested Share Awards

          During the quarter ended March 31, 2011, the Company recognized share-based compensation expense of $1.2 million. Shares were withheld to pay $0.7 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental credit to additional paid-in capital of $0.5 million during the quarter. During the quarter ended March 31, 2010, the Company recognized share-based compensation expense of $3.9 million. Shares were withheld to pay $1.9 million of taxes on behalf of employees. In addition, $0.5 million of share-based compensation is included in discontinued operations. The net effect of these adjustments resulted in a net incremental credit to additional paid-in capital of $2.5 million during the quarter.

          In connection with the sale of the specialty pharmaceutical business, in December 2009 the board of directors of the Company elected to accelerate the vesting of certain share-based awards granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale. The acceleration applied to all employees other than executives and members of the board of directors. The acceleration resulted in a noncash expense of $1.0 million in the first quarter of 2010. These charges primarily represent an acceleration of expense recognition pursuant to the original award and, to a lesser extent, an adjustment, in certain cases, to recognize the modification of the award in contemplation of the sale. In addition, certain stock awards granted to the Company’s former President and Chief Executive Officer were subject to accelerated vesting as of the date of termination of his employment in February 2010. The acceleration of vesting of these share-based awards constituted a noncash charge to general and administrative expense in the first quarter 2010 of approximately $2.1 million.

          As of March 31, 2011, there was $0.7 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 13 months and $4.4 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 26 months.

          The weighted average grant price of the options granted during the quarter ended March 31, 2011 was $12.40 per share and fair value was $4.41 per share ($0.6 million fair value).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

          Activity in options and nonvested shares during the quarter ended March 31, 2011 and related balances outstanding as of that date are reflected below (in thousands):

	Options	Nonvested Shares

Outstanding at January 1, 2011	3,993	753
Granted	136	—
Exercised and vested	(26)	(163)
Expired and forfeited	(255)	(5)

Outstanding at March 31, 2011	3,848	585

Options vested and expected to vest at March 31, 2011	3,820

Options exercisable at March 31, 2011	3,642

(13) Income Taxes

          During the three months ended March 31, 2011 and 2010, the Company recorded no income tax expense because the estimated annual effective tax rate was zero. The sale of the specialty pharmaceutical business in January 2010, including the sale of in-process research and development, was a taxable transaction for federal income tax purposes, although it resulted in no federal income tax liability due to the tax basis the Company had in divested assets and the net operating loss generated in 2010. As of March 31, 2011, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

(14) Discontinued Operations

          On January 29, 2010, the Company consummated the sale of the specialty pharmaceutical business comprised principally of its Products and Contract Manufacturing segments, in addition to certain in-process research and development. The Products and Contract Manufacturing segments constituted components of Enzon and the sale qualified for treatment as discontinued operations during the first quarter of 2010 upon receipt of shareholder approval at a special meeting of shareholders on January 27, 2010. The sale of in-process research and development associated with marketed products was also a component of Enzon but has been treated as an asset sale in continuing operations due to the Company’s significant continuing involvement in research and development efforts related to marketed products subsequent to the sale.

Reported amounts

          Income and gain from discontinued operations (in thousands):

Three months ended March 31, 2010

Results of operations of the specialty pharmaceutical business January 1 – 29, 2010:
Revenues	$8,720

Income, net of income tax	$3,620
Gain on sale of discontinued operations, net of income tax(1)	175,433

Income and gain from discontinued operations, net of income tax	$179,053

(1) Gain was subsequently adjusted to $176.4 million in the fourth quarter of 2010 to recognize $1.0 million of currency translation gains that had been included in accumulated other comprehensive income but should have been recognized as part of the gain on sale. The fourth-quarter adjusting entry was not material to the first or fourth quarters nor to the full year 2010 results of operations.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

          The cash proceeds received from the purchaser during the first quarter of 2010, including the working capital adjustment, amounted to approximately $309.0 million. Transaction costs amounted to approximately $5.0 million, reducing net proceeds to approximately $304.0 million. Of this amount, $40.9 million was allocated to the sale of in-process research and development. The net proceeds then attributable to discontinued operations amounted to $263.1 million and this amount less the book basis of $87.7 million in the respective assets and liabilities yielded the gain from discontinued operations of $175.4 million reported as of March 31, 2010. A second-quarter 2010 working capital adjustment reduced cash proceeds and book basis of net assets sold resulting in an immaterial change to these amounts. The sale agreement provided for milestone payments and royalties in addition to the initial cash payments if certain conditions are met.

Transition Services Agreement

          Pursuant to a transition services agreement with the purchaser, Enzon began performing product-support research and development and various general and administrative functions for the purchaser during the first quarter of 2010. The research and development work is intended to facilitate the transfer of certain technologies associated with Oncaspar and Adagen to the purchaser but are not of such a nature that the work could not be performed by the purchaser or third-parties without the Company’s involvement. The Company committed to provide such transfer services for a period of up to three years following the closing. As amended, for a period of up to fifteen months following the closing, the Company committed to provide the purchaser with certain general and administrative support efforts. As of March 31, 2011, the Company’s involvement in these general and administrative support activities has essentially been concluded.

          Enzon is being compensated for the research and development and general and administrative services outlined above at a market rate defined in the transition services agreement. These revenues and the corresponding expenses are being reflected in the Company’s continuing operating results.

          None of these services confers upon the Company the ability to influence the operating and/or financial policies of our former specialty pharmaceutical business under its new ownership.

(15) Commitments and Contingent Liabilities

          The Company has employment and separation agreements with certain members of its management that provide for severance payments and payments following a termination of employment occurring for various reasons, including a change in control of the Company.

          The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

          The Company has non-cancelable lease obligations for certain office and production facilities that have been vacated. Some of these facilities have been sublet, and the Company is actively seeking to sublet the remaining unused space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          We are a biotechnology company dedicated to the research and development of innovative therapeutics for cancer patients with high unmet medical needs. Our Principal Executive Officer reviews our operating results on an aggregate basis and manages the operations as a single operating unit. Our drug development programs utilize two platforms – Customized PEGylation Linker Technology (Customized Linker Technology ®) and third-generation messenger RNA (mRNA)-targeting agents utilizing the Locked Nucleic Acid (LNA) technology. We currently have four compounds in human clinical development: PEG-SN38, which utilizes our PEGylation technology, and the mRNA antagonists of Hypoxia-Inducible Factor-1α (HIF-1α), Survivin and Androgen Receptor (AR), which utilize the LNA technology. In addition, the Company has other novel LNA targets in various stages of preclinical research. We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary Customized Linker Technology – primarily PEGINTRON marketed by Merck & Co., Inc. (Merck).

          In order to better focus on our portfolio of innovative oncology programs, we divested our specialty pharmaceutical business comprised principally of what had previously been our Products and Contract Manufacturing segments. Prior to the January 29, 2010 closing of the transaction, we were a biopharmaceutical company involved in the development, manufacture and commercialization of medicines for patients with cancer and other life-threatening conditions. We operated in three business segments: Products, Royalties and Contract Manufacturing. We had a portfolio of four marketed products and manufactured products for other pharmaceutical companies through our contract manufacturing business.

          The first quarter of 2011 marks the beginning of a period no longer influenced so heavily by the restructuring, reorganization and consolidation activities that significantly impacted the Company in 2010. Our results of operations are now expected to be more reflective of our ongoing activities, which are directed towards advancing our research and development pipeline. We continue to conduct our on-going clinical trials in 2011 and anticipate completing enrollment in 2011 in our Phase II PEG-SN38 trial in metastatic breast cancer as well as our Phase I clinical trials of HIF-1α and Survivin. The enrollment of patients for clinical trials is an inherently uncertain process and there can be no assurance we will be able to complete the enrollment of patients for our clinical trials within the timeframe anticipated. Because of changes evolving in patient treatment protocols in the U.S. and certain other countries over the past year, it has become more difficult to identify and enroll patients in our study of PEG-SN38 for metastatic colorectal cancer. We intend to continue our efforts to seek a collaborative partnership designed to finance our development activities in the future.

          Throughout Management’s Discussion and Analysis, the primary focus is on the results of operations, cash flows, financial condition and future outlook of our continuing operations. Percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Continuing Operations

Revenues:

Royalties (millions of dollars):

	Three Months Ended

	March 2011	% Change	March 2010

Royalty revenue	$11.8	(9)	$12.9

          We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PEGINTRON, marketed by Merck, Macugen, marketed by OSI Pharmaceuticals, Inc. and Pfizer, Inc., and CIMZIA, marketed by UCB Pharma. Royalty revenue for the three months ended March 31, 2011 decreased 9 percent to $11.8 million from $12.9 million for the three months ended March 31, 2010. The decline in royalty revenue was almost entirely attributable to lower sales of PEGINTRON, which continues to constitute the most significant source of our royalty revenues. The decline in PEGINTRON royalties was partially offset by a nominal increase in the royalty revenue from CIMZIA sales.

          As we have previously indicated, based upon information we have reviewed, we believe that a significant number of patients suffering from hepatitis C may be deferring treatment until new therapies become available potentially as early as mid-2011. The implications of the unsettled hepatitis C market to future sales of PEGINTRON are not clear and there can be no assurance concerning the impact, if any, that any new therapies for hepatitis C may have on sales of PEGINTRON.

          During the three months ended March 31, 2011, we had royalties on export sales of $9.1 million, of which $3.3 million were in Japan and $2.9 million were in Europe. This compares to $10.8 million of royalties on export sales in the comparable three-month period of 2010, of which $3.2 million were in Japan and $3.5 million were in Europe.

Sale of In-process Research and Development

          When we sold our specialty pharmaceutical business, we retained our research and development organization. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. The in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business and $40.9 million was recognized as revenue in connection with the sale in the first quarter of 2010. The selling price of the in-process research and development represented management’s best estimate of its standalone fair value based on the stage of development and consideration of future milestone payments at that time potentially amounting to $27.0 million. All necessary technology and know-how was transferred to the purchaser at the time of the sale, and the purchaser could resell the in-process research and development asset. At the time of the sale, the activities necessary to complete the work on Oncaspar and Adagen next-generation formulas could have been performed by the purchaser or others.

          During the first quarter of 2011, the Company earned the first $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar. This milestone payment relates to our transfer of technology that was included in the 2010 sale of in-process research and development. During the latter half of 2010, circumstances emerged that made it unlikely that we will be able to earn another of the milestones, valued at $5.0 million. Of the remaining $17.0 million of potential milestone payments, it is very unlikely that any will be received in 2011 and there can be no assurance that the Company will receive any such payments in the future.

Contract Research and Development

          During the three months ended March 31, 2011, $1.1 million was earned for contract research and development services. This compares to $2.6 million reported in the first quarter of 2010 for the period from January 29, 2010 through March 31, 2010. Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting, and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our on-going involvement in the research and development related to the divested products. We are being compensated for this work at actual cost plus a mark-up per the terms of the transition services agreement. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although we anticipate the level of such activity to decline significantly from 2010 levels throughout the remainder of 2011.

Miscellaneous Income

          As part of the transition services agreement referred to above, we are being compensated for various general and administrative services provided to the purchaser of the specialty pharmaceutical business. The compensation for this work includes reimbursement of costs incurred plus a mark-up defined in the agreement. The expenses incurred in relation to these services are reported as general and administrative – contracted services. Our involvement in the transitioning of general and administrative activities is essentially complete. During the three months ended March 31, 2011, approximately $0.1 million was earned for these services. This compares to approximately $1.7 million reported in the first quarter of 2010 for the period from January 29, 2010 through March 31, 2010. Also reflected in miscellaneous revenue are rental receipts from the sublease of unused manufacturing and excess office space for which we have on-going lease commitments. The underlying lease expense is reflected in general and administrative expenses. During each of the three-month periods ended March 31, 2011 and 2010, we received $0.1 million of sublease income.

Operating Expenses:

Research and Development (millions of dollars):

	Three Months Ended

	March 2011	% Change	March 2010

Research and development – pipeline	$10.5	(8)	$11.5

Research and development – specialty and contracted services	$0.6	n.m.	$3.1

n.m. – not meaningful

          Research and development – pipeline. For the three months ended March 31, 2011, research and development expenses decreased by $1.0 million to $10.5 million as compared to the three months ended March 31, 2010. Included in the first-quarter 2010 expense was a $1.0 million milestone payment for the beta-catenin antagonist. There was no comparable milestone expenditure in the first quarter of 2011. Eliminating the prior-period milestone payment from the comparison, pipeline research and development spending was essentially flat period over period.

          Spending related to the ongoing Phase II and Phase I studies of PEG-SN38 rose approximately 32 percent to $5.6 million over the $4.2 million spent in the first quarter of 2010. We continued our Phase II clinical trials for metastatic colorectal and metastatic breast cancer. In February 2010, we initiated in a Phase I study in pediatric solid tumors which is expected to be completed during 2011. Finally, the National Cancer Institute continues to study PEG-SN38 and bevacizumab in patients who failed multiple prior chemotherapy regimens.

          Spending on the mRNA antagonists in the first quarter of 2011 was $4.6 million compared to $6.4 million in the first quarter of 2010. Spending in the prior period included the $1.0 million milestone payment. Excluding this item, comparable aggregate spending on the mRNA antagonists decreased approximately 15 percent from the prior period. The studies relate to the antagonists of Hypoxia-Inducible Factor-1α (HIF-1α), Survivin and Androgen Receptor (AR). We enrolled and treated the first patient in the AR antagonist study of patients with castration-resistant prostate cancer in the first quarter of 2011. We continue to evaluate the remaining targets we have licensed from Santaris, based on our priorities and the underlying science, and intend to focus only on the most promising of them.

          During 2010, we were also working on identifying additional compounds that may benefit from our proprietary Customized Linker Technology. This effort resulted in an investment of $0.3 million in the first quarter of 2011 compared to $0.9 million in the first quarter of 2010. While these efforts were diminished, we still entertain opportunities to identify compounds for PEGylation.

          Research and development – specialty and contracted services. As a result of the sale of our specialty pharmaceutical business in January 2010, the programs related to the next-generation Oncaspar and Adagen formulations became the responsibility of the purchaser. We continue to assist in the development of these programs through a transition services arrangement. During the first three months of 2011, our spending related to these products decreased substantially, as expected, as the purchaser assumed greater control. These costs amounted to $0.6 million during the three months ended March 31, 2011. During the first three months of 2010, our spending related to these products totaled $3.1 million, of which approximately $1.4 million was reflected in invoices we sent to the purchaser covering February and March services with $1.7 million having been spent in January, prior to the sale.

General and Administrative (millions of dollars):

	Three Months Ended

	March 2011	% Change	March 2010

General and administrative	$5.1	(49)	$9.9

General and administrative – contracted services	$0.1	n.m.	$1.4

n.m. – not meaningful

          General and administrative. General and administrative expenses declined 49 percent in the first quarter of 2011 to $5.1 million compared to $9.9 million incurred in the first quarter of 2010. Several factors contributed to this decrease. Approximately half of the decrease is attributable to our efforts to contain costs and to reduce the overhead necessary to support the Company’s structure subsequent to the sale of the specialty pharmaceutical business. The remainder of the period-to-period decrease in general and administrative expense relates to charges incurred in the first quarter of 2010 for acceleration of vesting of share-based awards – a cost that was not incurred to the same extent during the first quarter of 2011.

          Savings to the Company from reductions in staffing and consolidation of facilities are expected to continue over the remainder of 2011. The benefits of the first-quarter 2010 restructuring had not yet been fully realized as of March 31, 2010. In this restructuring, a number of general and administrative positions in human resources, information technology and accounting services that had supported the divested specialty pharmaceutical operations were identified for elimination. During 2010 we reduced contracted services, accounting and consulting fees and began the process of consolidating our corporate administrative offices from Bridgewater, New Jersey into our Piscataway, New Jersey location in an effort to further reduce costs and improve operating efficiencies. The benefits of these efforts are reflected in our first-quarter 2011 results.

          A restructuring program announced in the fourth-quarter 2010 and being implemented during the first few months of 2011 plus the completion of consolidation of our corporate offices into the Piscataway facility during the first quarter of 2011 are expected to have a further favorable impact on our general and administrative expenses during 2011.

          General and administrative – contracted services. As part of the transition services agreement with the purchaser of the specialty pharmaceutical business, we committed to provide certain general and administrative services for a period up to one year subsequent to the sale. We subsequently extended the agreement by ninety days. We were compensated for these services based upon costs incurred plus a mark-up per the terms of the agreement. As expected, the demand for such services from us declined significantly over the course of 2010 and has essentially ceased as of the end of the first quarter of 2011. General and administrative expenses representing transitional services to the purchaser amounted to approximately $0.1 million during the three months ended March 31, 2011. This compares to $1.4 million reported in the first quarter of 2010 for the period from January 29, 2010 through March 31, 2010.

Restructuring

          As part of our continued efforts to streamline operations, we undertook reductions in the size of our workforce during the first and fourth quarters of 2010. We also incurred charges related to reductions in leased space at our corporate offices and the write-off of certain related leasehold improvements and furnishings during the second quarter of 2010 and the first quarter of 2011.

          During the first quarter of 2011, we completed the planned relocation of our corporate offices from Bridgewater, New Jersey to Piscataway, New Jersey. As a result of having vacated the excess office space in Bridgewater, the Company incurred a charge during the first quarter of 2011 in the amount of approximately $0.4 million. This amount represents the excess of committed lease costs over potential sublease income. We are actively attempting to sublet the vacated office space.

          During the first quarter of 2010, our workforce reduction involved 64 employees and resulted in an expense of $6.1 million for separation benefits. These actions related primarily to the sale of the specialty pharmaceutical business and affected employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods, during which they assisted with an orderly transfer of activities and information to the purchaser. In addition, we reassessed our staffing requirements subsequent to the sale in light of the lessened demands on many of our general and administrative functions. Effective February 22, 2010, our then President and Chief Executive Officer resigned from the Company. For the quarter ended March 31, 2010, we expensed $3.8 million for severance payments and benefits that were payable under the terms of this individual’s employment agreement. This amount was reduced during the quarter ended June 30, 2010 by approximately $0.2 million once the termination agreement was executed. Payments due pursuant to the termination agreement were made during the third quarter of 2010.

Other Income (Expense) (millions of dollars):

	Three Months Ended

	March 2011	% Change	March 2010

Other income (expense):
Investment income, net	$0.5	(53)	$1.0

Interest expense	$(1.5)	(45)	$(2.7)

Other, net	$0.1	n.m.	$0.0

n.m. – not meaningful

          Net investment income was $0.5 million for the three months ended March 31, 2011, as compared to $1.0 million for the three months ended March 31, 2010. The decline reflects the lower balances of investment holdings and a shift to shorter maturity and lower risk investments.

          Interest expense was $1.5 million for the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2010 was $2.7 million, which included a net effect related to the first quarter 2010 conversion of $115.6 million principal amount of our 4% notes subsequent to the sale of our specialty pharmaceutical business. The net effect of forgone interest and the write-off of a pro rata amount of deferred debt issuance costs amounted to $0.8 million and was charged to interest expense during the first quarter of 2010 at the time of the notes conversion. The $0.8 million was adjusted in the fourth quarter of 2010 to credit interest expense and charge additional paid-in capital to reflect the capital nature of the transaction. The noncash adjustment was not material to the first or fourth quarters nor to the full year 2010 results of operations. Additionally, the decline in interest expense is attributable to lower principal amounts outstanding in 2011 compared to 2010.

Income taxes

          During the three months ended March 31, 2011 and 2010, the Company recorded no income tax expense because the estimated annual effective tax rate was zero. The sale of the specialty pharmaceutical business, including the sale of in-process research and development, was a taxable transaction for federal income tax purposes, although it resulted in no federal income tax liability due to the tax basis the Company had in divested assets and the net operating loss generated in 2010. As of March 31, 2011, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

Discontinued operations

          The cash proceeds received from the sale of the specialty pharmaceutical business, including a second-quarter 2010 working capital adjustment, amounted to approximately $309.0 million. Of this amount, $40.9 million was allocated to the sale of in-process research and development and included in continuing operations. The net proceeds then attributable to discontinued operations yielded a gain of $175.4 million. The results of operations of the specialty pharmaceutical business for the period in January 2010 preceding the sale amounted to income of $3.6 million comprising the remainder of the $179.0 reported in 2010 as income and gain from discontinued operations. The gain from discontinued operations was subsequently adjusted to $176.4 million in the fourth quarter of 2010 to recognize $1.0 million of currency translation gains that had been included in accumulated other comprehensive income but should have been recognized as part of the gain on sale.

Liquidity and Capital Resources

          Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $418.9 million as of March 31, 2011, as compared to $460.1 million as of December 31, 2010. The decrease was primarily attributable to the Company’s on-going share repurchase program. During the three months ended March 31, 2011, the Company repurchased and retired 3,853,073 shares at a cost of $41.5 million, or an average cost per share of approximately $10.77.

          For the three months ended March 31, 2011, cash provided by operating activities of continuing operations was $1.0 million compared to cash provided in the first quarter of 2010 of $39.9 million. Income from continuing operations in the first quarter of 2011, adjusted for noncash and non-operating items, constituted a source of cash of approximately $3.5 million. Changes in various working capital accounts comprised the partially offsetting $2.5 million.

          Investing activities generated approximately $13.1 million of cash in the first quarter of 2011 primarily from maturities of marketable securities. This compares to $279.5 million of cash provided by investing activities during the first quarter of 2010, which was primarily attributable to the $263.1 million net proceeds from the January 2010 sale of the specialty pharmaceutical business (exclusive of the amount apportioned to the sale of in-process research and development reported in operating revenue).

          Net cash used in financing activities was $41.7 million in the first quarter of 2011 versus $5.0 million in the first quarter of 2010. During the first quarter of 2011, we utilized $41.4 million to repurchase shares of the Company’s common stock on the open market as part of the $200.0 million share repurchase program initiated in December of 2010. Fees of approximately $0.1 million incurred to purchase the shares were reflected in cash flows from operating activities. The share repurchase program is designed as a means by which to return to shareholders value derived from the sale of the specialty pharmaceutical business. Through April 30, 2011 there have been a total of 5.7 million shares acquired at a cumulative cost of $62.2 million, inclusive of transaction costs.

          As of March 31, 2011, we had outstanding $134.5 million of convertible senior notes that mature on June 1, 2013 and bear interest at an annual rate of 4%. Interest is payable on June 1 and December 1 for the 4% notes. Accrued interest on the notes was $1.8 million and $0.4 million, respectively, as of March 31, 2011 and December 31, 2010.

          Our current sources of liquidity are our cash reserves; interest earned on such cash reserves and royalties earned - primarily related to sales of PEGINTRON. Based upon our current planned research and development activities and related costs, our current sources of liquidity and the planned remaining purchases of our outstanding stock under our existing share repurchase program, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirements for the near future. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, it is likely that we will need to obtain additional financing or enter into a collaborative arrangement to sustain our research and development efforts prior to the time we are able to commercialize any of our product candidates. There can be no assurance, however, that we will be able to obtain additional funds or engage a collaborator on acceptable terms, if at all. If we are unable to obtain adequate financing or collaborative support, we may be required to curtail our research and development activities and/or license our product candidates to third parties on terms that are not favorable to us.

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2011, we were not involved in any SPE transactions.

          Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. As of March 31, 2011, the maximum potential dilutive effect of conversion of the 4% notes is approximately 14.1 million shares using the conversion rate of 104.712 shares per $1,000 principal amount currently in effect. If we were to experience a fundamental change as defined in the indenture agreement, the conversion rate could be enhanced for the benefit of the note holders which would yield greater dilution. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

          In addition, stock options to purchase 3.8 million shares of our common stock at a weighted average exercise price of $12.27 per share and 0.6 million restricted stock units were outstanding at March 31, 2011, which represent additional potential dilution.

Contractual Obligations

          Our major outstanding contractual obligations relate to our operating leases, convertible debt, and license agreements with collaborative partners. There have been no material changes since December 31, 2010 with respect to our contractual obligations.

Critical Accounting Policies and Estimates

          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

          Our condensed consolidated financial statements are presented in accordance with U.S. GAAP. All professional accounting standards effective as of March 31, 2011 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

          Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. A valuation allowance is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2011, we believe, based on future projections, that it is more likely than not that our net deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Forward-Looking Information and Factors That May Affect Future Results

          There are forward-looking statements contained herein, which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to:

•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that we may be unable to recruit and qualify a sufficient number of patients for our trials and/or there may be the need to delay, suspend or terminate trials for various reasons.

•	The risk that we will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of the products sold by others from which we derive royalty revenues.

•	Decisions by regulatory authorities regarding whether and when to approve our regulatory applications.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave our company.

          A more detailed discussion of these and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010. These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. All information contained herein is as of the date of this report and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          The majority of our holdings of financial instruments consist of money market funds, classified as cash equivalents, and debt instruments, classified as available-for-sale securities. Apart from custodial accounts related to the Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers the majority of which are rated A1 or better. We typically invest the majority of our investments in the shorter-end of the maturity spectrum. Cash equivalents are primarily held in a number of AAA-rated institutional money market funds as well as several corporate and U.S. government-sponsored entities’ debt securities.

          The table below presents the principal amounts and related weighted-average interest rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending March 31 of the year indicated) as of March 31, 2011 (in thousands):

	2012	2013	Total	Fair Value

Fixed Rate	$35,152	$9,809	$44,961	$45,612
Average Interest Rate	4.67%	6.32%	5.03%
Variable Rate	—	—	—
Average Interest Rate	—	—	—

	$35,152	$9,809	$44,961	$45,612

          Our convertible senior unsecured notes have fixed interest rates. Accordingly, the quoted fair values of our notes will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $134.5 million at March 31, 2011 are due June 1, 2013 and have a fair value of $165.9 million at March 31, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Our management, under the direction of our Chief Operating Officer and Vice President, Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of March 31, 2011. Based on the evaluation, our Chief Operating Officer and Vice President, Finance have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Controls

          There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

          In the first quarter of 2011, we repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2011	353,854	$11.95	353,854	$195,399,505

February 1 – February 28, 2011	858,920	$11.20	858,920	$185,776,398

March 1 – March 31, 2011	2,640,299	$10.48	2,640,299	$158,110,102

Total	3,853,073	$10.77	3,853,073	$158,110,102

(1) Share repurchase program announced December 21, 2010 whereby Enzon’s board of directors authorized the repurchase of up to $200.0 million of its outstanding shares of common stock. Through December 31, 2010, the Company had repurchased 30,000 shares at an average cost of $12.45 per share for a total expenditure of $373,642.

Item 4. (Removed and Reserved)

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit		Reference
Number	Description	No.

3(i)	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation date July 13, 2010	(1)
3(ii)	Second Amended and Restated By-laws effective March 11, 2011	(2)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(3)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)
4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(5)
4.4	Third Amendment to the Rights Agreement, dated as of July 23, 2009, between the Company and Continental Stock Transfer and Trust Company, as rights agent	(6)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed March 17, 2011

(3)	Form 8-A12G (File No. 000-12957) filed May 22, 2002

(4)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003

(5)	Form 8-A12G/A (File No. 000-12957) filed January 8, 2008

(6)	Form 8-A12G/A (File No. 000-12957) filed July 24, 2009

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: May 6, 2011	/s/Ralph del Campo

Ralph del Campo
Chief Operating Officer
(Principal Executive Officer)

Date: May 6, 2011	/s/Mark L. Ogden

Mark L. Ogden
Vice President, Finance
(Principal Financial Officer and
Principal Accounting Officer)