Form 10-Q
period 2011-06-30
ENZON PHARMACEUTICALS INC
filed 2011-08-05
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

Shares of Common Stock outstanding as of August 1, 2011:     48,688,085

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010*

ASSETS

Current assets:
Cash and cash equivalents	$317,867	$397,530
Short-term investments	41,083	31,170
Other current assets	4,189	5,916

Total current assets	363,139	434,616
Property and equipment, net of accumulated depreciation of $39,983 at June 30, 2011 and $38,286 at December 31, 2010	19,485	21,574
Marketable securities	3,316	31,394
Other assets	759	1,273

Total assets	$386,699	$488,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,430	$4,192
Accrued expenses and other	11,050	14,195

Total current liabilities	12,480	18,387

Notes payable	134,499	134,499
Other liabilities	4,266	4,114

Total liabilities	151,245	157,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 50,631,943 shares at June 30, 2011 and 58,817,561 shares at December 31, 2010	506	588
Additional paid-in capital	365,331	454,657
Accumulated other comprehensive income	556	914
Accumulated deficit	(130,939)	(124,302)

Total stockholders’ equity	235,454	331,857

Total liabilities and stockholders’ equity	$386,699	$488,857

*	Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Revenues:
Royalties	$9,172	$10,588	$20,934	$23,489
Sale of in-process research and development	—	—	5,000	40,900
Contract research and development	231	2,602	1,325	5,211
Miscellaneous revenue	196	527	362	2,277

Total revenues	9,599	13,717	27,621	71,877

Operating expenses:
Research and development – pipeline	10,061	10,131	20,609	21,646
Research and development – specialty and contracted services	184	1,759	831	4,818
General and administrative	4,627	5,772	9,713	15,611
General and administrative – contracted services	54	421	112	1,821
Restructuring charge	674	710	1,033	10,599

Total operating expenses	15,600	18,793	32,298	54,495

Operating (loss) income	(6,001)	(5,076)	(4,677)	17,382

Other income (expense):
Investment income, net	386	811	845	1,782
Interest expense	(1,479)	(1,480)	(2,959)	(4,156)
Other, net	31	(31)	159	(30)

Total other expense	(1,062)	(700)	(1,955)	(2,404)

(Loss) income from continuing operations, before income tax expense (benefit)	(7,063)	(5,776)	(6,632)	14,978
Income tax expense (benefit)	5	(205)	5	(205)

(Loss) income from continuing operations	(7,068)	(5,571)	(6,637)	15,183
(Loss) income and gain from discontinued operations, net of income tax	—	(51)	—	179,002

Net (loss) income	$(7,068)	$(5,622)	$(6,637)	$194,185

(Loss) earnings per common share - continuing operations
Basic	$(0.13)	$(0.09)	$(0.12)	$0.27

Diluted	$(0.13)	$(0.09)	$(0.12)	$0.23

Earnings per common share – discontinued operations
Basic	—	—	—	$3.16

Diluted	—	—	—	$2.38

(Loss) earnings per common share – net (loss) income
Basic	$(0.13)	$(0.09)	$(0.12)	$3.43

Diluted	$(0.13)	$(0.09)	$(0.12)	$2.61

Weighted average shares – basic	53,054	60,849	55,368	56,640

Weighted average shares - diluted	53,054	60,849	55,368	75,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2011	2010

Cash flows from operating activities:
Net (loss) income	$(6,637)	$194,185
Income and gain from discontinued operations	—	179,002

(Loss) income from continuing operations	(6,637)	15,183
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	2,555	2,858
Amortization and write-off of debt issuance costs	269	1,851
Share-based compensation	1,965	4,737
Write-down of property and equipment	—	895
Loss on disposal of fixed assets	61	—
Gain on sale of marketable securities	(80)	(128)
Changes in operating assets and liabilities	(3,127)	14,625

Net cash (used in) provided by operating activities of continuing operations	(4,994)	40,021
Net cash provided by operating activities of discontinued operations	—	436

Net cash (used in) provided by operating activities	(4,994)	40,457

Cash flows from investing activities:
Proceeds from sale of business, net	—	262,608
Purchases of property and equipment	(530)	(397)
Proceeds from sales of fixed assets	4	—
Proceeds from sales and maturities of marketable securities	18,043	44,034
Purchases of marketable securities	(759)	(1,544)

Net cash provided by investing activities of continuing operations	16,758	304,701
Net cash used in investing activities of discontinued operations	—	(105)

Net cash provided by investing activities	16,758	304,596

Cash flows from financing activities:
Repurchases of common stock	(96,054)	(18,136)
Proceeds from issuance of common stock	5,563	25,289
Withholding taxes – share-based compensation	(894)	(3,328)
Redemptions from employee stock purchase plan, net	(42)	(138)

Net cash (used in) provided by financing activities	(91,427)	3,687

Net (decrease) increase in cash and cash equivalents	(79,663)	348,740

Cash and cash equivalents at beginning of period	397,530	50,440

Cash and cash equivalents at end of period	$317,867	$399,180

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

Use of Estimates
          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the valuation of certain investments, long-lived assets, legal and contractual contingencies and assumptions used in the calculation of share-based compensation and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience, the current economic environment and other factors that management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates will be reflected in the financial statements in future periods. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements.

Reclassifications
          Certain prior-period amounts have been reclassified to conform to the current period presentation. In 2010, cash flows from discontinued operations were previously included in continuing operations within cash flows from operating and investing activities. The Company has made the appropriate reclassification to the current period presentation of the prior period statement of cash flows. There is no change in either the net cash provided by operating activities or the net cash provided by investing activities to the prior period statement of cash flows, and the reclassification between continuing and discontinued operations in the prior period is not deemed material.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3) Financial Instruments and Fair Value

          The carrying values of cash, cash equivalents, other current assets, accounts payable, and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2011 and December 31, 2010 due to their short-term nature. Short-term investments and marketable securities are carried on the balance sheets at fair value based on quoted market prices. All fair value measures are Level 1. Fair values and carrying amounts of the Company’s financial instruments are indicated below (in thousands):

Description	Fair Value	Carrying Amount

Investments and Marketable Securities (Note 4)	$44,399	$44,399

4% Convertible Senior Notes (Note 5)	$160,807	$134,499

(4) Short-term Investments and Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s investments by major security type at June 30, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$35,120	$445	$—	$35,565
Non-U.S. government debt	5,473	45	—	5,518
Other	3,250	78	(12)	3,316

	$43,843	$568	$(12)	$44,399

     * Included in short-term investments of $41,083 and marketable securities of $3,316 at June 30, 2011.

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

          All corporate, U.S. government-sponsored entity and non-U.S. government debt investments are classified as available-for-sale securities. Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $3.3 million fair value as of June 30, 2011 and $3.1 million fair value as of December 31, 2010. There is a non-current liability that offsets the aggregate deferred compensation plan assets.

          Fair value is determined from readily available quoted prices in active markets (Level 1, the preferred approach pursuant to applicable accounting guidance). As of June 30, 2011 and December 31, 2010, the Company’s short-term investments and marketable securities are all valued based on Level 1 inputs.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at June 30, 2011 were as follows (in thousands):

Twelve-Month Periods Ending June 30,	Amortized Cost	Fair Value

2012	$40,593	$41,083

          Sales during the quarter ended June 30, 2011 of investments in the deferred compensation plan resulted in a realized gain of approximately $58,000, bringing the year-to-date total realized gains to approximately $80,000. However, because the Company maintains a liability for the fair value of the deferred compensation due to plan participants, any realized gains or losses related to these investment holdings are off-set by a corresponding increase or decrease in the liability to operating expenses. Realized gains and losses on sales are computed on the basis of specific identification of the securities sold.

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other than temporary and, if it is other than temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of June 30, 2011, only certain assets of the Company’s Executive Deferred Compensation Plan have unrealized holding losses. None of the underlying investments has been in a continuous loss position longer than twelve months.

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

          Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $0.4 million as of June 30, 2011 and December 31, 2010.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(6) Stockholders’ Equity

          On December 21, 2010, the Company announced a share repurchase program, under which the Company may use up to $200.0 million to purchase the Company’s outstanding common shares. Transactions in the Company’s stock are recorded on a settlement date basis. During the three months ended June 30, 2011, the Company repurchased and retired 5,125,169 shares at a cost of $54.8 million, or an average cost per share of approximately $10.69. This brings the cumulative number of shares repurchased and retired under this program through June 30, 2011 to 9,008,242 shares at a total cost of $96.7 million. The plan continues to be in effect.

(7) Comprehensive (Loss) Income

          The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Net (loss) income	$(7,068)	$(5,622)	$(6,637)	$194,185

Other comprehensive loss:
Unrealized loss on securities that arose during the period (1)	(153)	(1,053)	(278)	(737)
Currency translation adjustment (1)	—	(226)	—	(39)
Reclassification adjustments for gain on sale of securities included in net income (1)	(58)	(16)	(80)	(128)

Total other comprehensive loss	(211)	(1,295)	(358)	(904)

Comprehensive (loss) income	$(7,279)	$(6,917)	$(6,995)	$193,281

(1)	Information has not been tax-effected due to an estimated annual effective tax rate of zero.

(8) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the six months ended June 30, 2011, there were payments of interest related to the Company’s 4% notes in the amount of $2.7 million. During the six months ended June 30, 2010, the Company had a noncash conversion of $115.6 million principal amount of the 4% notes into approximately 13.5 million shares of its common stock. This first-quarter conversion resulted in a waiver of accumulated interest which amounted to approximately $0.8 million in interest savings for the Company. Income tax payments were $5,000 and $0.1 million for each of the six month periods ended June 30, 2011 and 2010, respectively.

(9) Sale of In-Process Research and Development

          When the Company sold its specialty pharmaceutical business in January 2010, it retained its research and development organization. Prior to the sale, the Company’s research and development function was engaged in, among other things, studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceuticals business. The in-process research and development related to those two products was included in the sale. The $40.9 million selling price was management’s best estimate of its standalone fair value based on the stage of development and consideration of future milestone payments. During the first quarter of 2011, the Company earned a $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar.

(10) Loss Per Common Share

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended June 30,		Six months June 30,

	2011	2010	2011	2010

(Loss) Earnings Per Common Share – Basic:
(Loss) income from continuing operations	$(7,068)	$(5,571)	$(6,637)	$15,183

Discontinued operations	$—	$(51)	$—	$179,002

Net (loss) income	$(7,068)	$(5,622)	$(6,637)	$194,185

Weighted average common shares outstanding	53,054	60,849	55,368	56,640

Basic (loss) earnings per share:
Continuing operations	$(0.13)	$(0.09)	$(0.12)	$0.27

Discontinued operations	$—	$—	$—	$3.16

Net (loss) income	$(0.13)	$(0.09)	$(0.12)	$3.43

(Loss) Earnings Per Common Share – Diluted:
(Loss) income from continuing operations	$(7,068)	$(5,571)	$(6,637)	$15,183
Add back interest expense on 4% convertible notes, net of tax	— (1)	— (1)	— (1)	2,305

Adjusted (loss) income from continuing operations	$(7,068)	$(5,571)	$(6,637)	$17,488

Discontinued operations	$—	$(51)	$—	$179,002

Adjusted net (loss) income	$(7,068)	$(5,622)	$(6,637)	$196,490

Weighted average common shares outstanding	53,054	60,849	55,368	56,640
Weighted-average incremental shares related to assumed exercise of stock options, vesting of share awards, and ESPP shares	— (1)	— (1)	— (1)	1,416
Weighted-average incremental shares assuming conversion of 4% notes (2)	— (1)	— (1)	— (1)	17,153

Weighted-average number of common shares outstanding and common share equivalents	53,054	60,849	55,368	75,209

Diluted (loss) earnings per share:
Continuing operations	$(0.13)	$(0.09)	$(0.12)	$0.23

Discontinued operations	$—	$—	$—	$2.38

Net (loss) income	$(0.13)	$(0.09)	$(0.12)	$2.61

(1)

For the three and six months ended June 30, 2011 and the three months ended June 30, 2010, the potential dilutive effects of the 4% notes conversion, exercises of stock options, vesting of share awards, and ESPP shares were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an antidilutive effect on the loss from continuing operations. These securities could potentially dilute earnings per share in the future. Additionally, without the 4% notes conversion, there is no adjustment to loss from continuing operations for the interest payments that would have been forfeited by the note holders on conversion. Accordingly, for these periods, the diluted loss per share is the same as the basic loss per share.

(2)	Assumes conversion at the rate of 104.712 shares per $1,000 principal amount of notes.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(11) Restructurings

          During the second quarter of 2011, the Company recorded a restructuring charge in the amount of $0.7 million for severance payments and benefits related to the departure of the Company’s Executive Vice President, Human Resources & Administration that are payable under the terms of the Severance and Release Agreement. This amount was partially offset by the reversal of an unused restructuring accrual of approximately $61,000 for outplacement services and benefits for former employees. As of June 30, 2011, the entire $0.7 million was included in accrued expenses under current liabilities.

          During the first quarter of 2011, the Company recorded a restructuring charge in the amount of $0.4 million related to the excess of committed lease costs over potential sublease income for office space in Bridgewater, New Jersey that was vacated during the quarter when the Company relocated its corporate offices to Piscataway, New Jersey.

          A fourth quarter 2010 workforce reduction resulted in an expense of $3.0 million for separation benefits. The affected employees were notified in December 2010, and the majority of the terminations occurred during the first quarter of 2011. Separation payments will be made for up to a year following the respective separations. As of December 31, 2010, the full $3.0 million was an accrued expense, of which $2.7 million was reported as a current liability. The Company made separation payments of $0.4 million and $1.0 million during the first and second quarters of 2011, respectively. As of June 30, 2011, there is $1.6 million remaining in accrued expenses under current liabilities.

          During the first quarter of 2010, the Company’s workforce reduction involved 64 employees and resulted in an expense of $6.1 million for separation benefits. These actions related primarily to the sale of the specialty pharmaceutical business and affected employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods, during which they assisted with an orderly transfer of activities and information to the purchaser. In addition, the Company reassessed its staffing requirements subsequent to the sale in light of the lessened demands on many of its general and administrative functions. As of June 30, 2011, all of the required separation payments have essentially been completed.

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

(12) Share-Based Compensation

Stock Option and Nonvested Share Awards

          In May 2011, the Company’s stockholders approved a new share-based compensation plan, the 2011 Stock Option and Incentive Plan, which authorized 5,000,000 new shares of common stock for future issuance under this plan. As of June 30, 2011, awards providing for the issuance of 200,000 shares have been granted under this plan.

          For the quarter ended June 30, 2011, the Company recognized share-based compensation expense of $0.7 million. Shares were withheld to pay $0.2 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental credit to additional paid-in capital of $0.5 million. For the quarter ended June 30, 2010, the Company recognized share-based compensation expense of $0.8 million. Shares were withheld to pay $1.4 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental debit to additional paid-in capital of $0.6 million.

          During the six months ended June 30, 2011, the Company recognized share-based compensation expense of $1.9 million. Shares were withheld to pay $0.9 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental credit to additional paid-in capital of $1.0 million. During the six months ended June 30, 2010, the Company recognized share-based compensation expense of $5.3 million, of which $0.6 million is included in discontinued operations. Shares were withheld to pay $3.3 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental credit to additional paid-in capital of $2.0 million.

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

          As of June 30, 2011, there was $0.5 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 17 months and $5.4 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 27 months.

          The weighted average grant price of the options granted during the six months ended June 30, 2011 was $12.00 per share and fair values ranged from $3.13 to $4.41 per share. The aggregate fair value of the options granted during the six months ended June 30, 2011 was $0.7 million. The nonvested shares granted during the six months had a weighted-average grant date fair value of $11.37 per share for an aggregate fair value of $1.9 million. The Company uses historical data to estimate forfeiture rates.

          Activity in options and nonvested shares during the six months ended June 30, 2011 and related balances outstanding as of that date are reflected below (in thousands):

	Options	Nonvested Shares

Outstanding at January 1, 2011	3,993	753
Granted	166	170
Exercised and vested	(655)	(231)
Expired and forfeited	(298)	(46)

Outstanding at June 30, 2011	3,206	646

Options vested and expected to vest at June 30, 2011	3,177

Options exercisable at June 30, 2011	3,016

(13) Income Taxes

          During the three and six months ended June 30, 2011, the Company recorded $5,000 of income tax expense related to the Canadian subsidiary. During the three and six months ended June 30, 2010, the Company recorded a net income tax benefit of $0.2 million consisting principally of a Canadian transfer pricing refund. The Company did not recognize a U.S. Federal income tax provision for the first half of 2011 or 2010 because the estimated annual effective tax rate was zero. The sale of the specialty pharmaceutical business in January 2010, including the sale of in-process research and development, was a taxable transaction for federal income tax purposes, although it resulted in no federal income tax liability due to the tax basis the Company had in divested assets and the net operating loss generated in 2010. As of June 30, 2011, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(14) Commitments and Contingent Liabilities

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

          In 2011, we are not influenced so heavily by the restructuring, reorganization and consolidation activities that significantly impacted the Company in 2010. Our results of operations are now expected to be more reflective of our ongoing activities, which are directed towards advancing our research and development pipeline. We have completed enrollment in our Phase II PEG-SN38 metastatic colorectal trial as well as our Phase I HIF-1α clinical trials, and we anticipate completing enrollment in 2011 in our Phase II PEG-SN38 trial in metastatic breast cancer as well as our Phase I clinical trial of Survivin. We intend to continue our efforts to seek a collaborative partnership designed to finance our development activities in the future. The enrollment of patients for clinical trials is an inherently uncertain process and there can be no assurance we will be able to complete the enrollment of patients for our clinical trials within the timeframe anticipated. As we previously disclosed on May 19, 2011, we will discontinue our PEG-SN38 clinical program in metastatic colorectal cancer following conclusion of the Phase II study. During the second quarter of 2011, we decided not to pursue development of three mRNA antagonists and have therefore returned these early stage LNA targets to Santaris in accordance with our license agreement.

          Throughout Management’s Discussion and Analysis, the primary focus is on the results of operations, cash flows, financial condition and future outlook of our continuing operations. Percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Continuing Operations

Revenues:

Royalties (millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	% Change	2010	2011	% Change	2010

Royalty revenue	$9.2	(13)	$10.6	$20.9	(11)	$23.5

          We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PEGINTRON, marketed by Merck, Macugen, marketed by Pfizer, Inc. outside the U.S. and Eyetech, Inc. in the U.S., and CIMZIA, marketed by UCB Pharma. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees in the quarter subsequent to the period in which the sales occur. Royalty revenue for the three months ended June 30, 2011 decreased 13 percent to $9.2 million from $10.6 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, royalty revenue decreased 11 percent to $20.9 million from $23.5 million for the six months ended June 30, 2010. The decline in royalty revenue was primarily attributable to lower sales of PEGINTRON, which continues to constitute the most significant source of our royalty revenues.

          As we have previously indicated, based upon information we have reviewed, we believe that a significant number of patients suffering from hepatitis C may be deferring treatment until new therapies become available. In May 2011, the U.S. Food and Drug Administration (“FDA”) approved VICTRELIS™ (boceprevir), for the treatment of chronic hepatitis C (CHC). VICTRELIS is approved for the treatment of CHC genotype 1 infection, in combination with peginterferon alfa and ribavirin, in adult patients (18 years of age and older) with compensated liver disease, including cirrhosis, who are previously untreated or who have failed previous interferon and ribavirin therapy. In addition, in May 2011, the FDA also approved Incivek (telaprevir) to treat certain adults with chronic hepatitis C infection. Incivek is used for patients who have either not received interferon-based drug therapy for their infection or who have not responded adequately to prior therapies. Incivek is approved for use with interferon therapy made up of peginterferon alfa and ribavirin.

          We believe that the approval of these drugs may result in increased sales of PEGINTRON in the future, however we have no clear evidence at this point of what the impact may be, if any, that these new therapies for hepatitis C may have on sales of PEGINTRON.

          During the three months ended June 30, 2011, we had royalties on export sales of $8.1 million, of which $2.9 million were in Japan and $2.7 million were in Europe. This compares to $9.0 million of royalties on export sales in the comparable three-month period of 2010, of which $2.9 million were in Japan and $3.4 million were in Europe. On a six-month basis, we had royalties on export sales in 2011 of $17.2 million, of which $6.2 million were in Japan and $5.6 were in Europe, and $19.7 million of royalties on export sales in 2010, of which $6.1 million were in Japan and $6.9 million were in Europe.

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

          During the first quarter of 2011, the Company earned a $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar. This milestone payment relates to our transfer of technology that was included in the 2010 sale of in-process research and development. During the latter half of 2010, circumstances emerged that caused us to determine that it would be unlikely that we will be able to earn another of the milestones, valued at $5.0 million. Of the remaining $17.0 million of potential milestone payments, it is very unlikely that any will be received in 2011 and there can be no assurance that we will receive any such payments in the future.

Contract Research and Development

          During the three months ended June 30, 2011, $0.2 million was earned for contract research and development services. This compares to $2.6 million for the three months ended June 30, 2010. For the six month period ended June 30, 2011, $1.3 million was earned for contract research and development services, compared to $5.2 million for the period from January 29, 2010 through June 30, 2010. Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting, and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010.  The transition services associated with product-support research and development are being reported in continuing  operations due to our on-going  involvement in the research and development related to the divested products. We are being compensated for this work at actual cost plus a mark-up per the terms of the transition services agreement. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although we anticipate the level of such activity to decline significantly from 2010 levels throughout the remainder of 2011.

Miscellaneous Income

          As part of the transition services agreement referred to above, we are being compensated for various general and administrative services provided to the purchaser of the specialty pharmaceutical business. The compensation for this work includes reimbursement of costs incurred plus a mark-up defined in the agreement. The expenses incurred in relation to these services are reported as general and administrative – contracted services. Our involvement in the transitioning of general and administrative activities is essentially complete, and we expect the revenue and associated expenses to be de minimis going forward. During the three months ended June 30, 2011, approximately $54,000 was earned for these services. This compares to approximately $0.5 million for the three months ended June 30, 2010. For the six months ended June 30, 2011, approximately $112,000 was earned for these services, compared to $2.3 million for the period from January 29, 2010 through June 30, 2010.

          Also reflected in miscellaneous income are rental receipts from the sublease of unused manufacturing and excess office space for which we have on-going lease commitments. The underlying lease expense is reflected in general and administrative expenses. We received $0.1 million of sublease income during the second quarter of 2011 and $0.3 million for the six months ended June 30, 2011. This compares to $0.1 million during the second quarter of 2010 and $0.1 million for the six months ended June 30, 2010.

Operating Expenses:

Research and Development (millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	% Change	2010	2011	% Change	2010

Research and development - pieline	$10.1	0	$10.1	$20.6	(5)	$21.6

Research and development – specialty and contracted services	$0.2	n.m.	$1.7	$0.8	n.m.	$4.8

n.m. – not meaningful

          Research and development – pipeline. During the second quarter of 2011, total spending on our research and development programs was unchanged at $10.1 million compared to the second quarter of 2010. However, included in the prior year quarter expenses was a $1.0 million milestone payment related to the HER 3 mRNA antagonist. There was no similar milestone payment in the current year quarter. Adjusting for this, spending increased by 10% or $1.0 million quarter over quarter. For the six months ended June 30, 2011, research and development spending was $20.6 million compared to $21.6 million for the first half of 2010. However, included in the first half 2010 expenses was the aforementioned $1.0 million HER 3 mRNA antagonist milestone payment as well as a $1.0 million milestone payment for the beta-catenin mRNA antagonist recorded in the first quarter of 2010. Adjusting for these two milestone payments in the prior year, spending for the current year to date increased by 5% or $1.0 million.

          During the second quarter of 2011, we decided not to pursue development of three mRNA antagonists and have therefore returned these early stage LNA targets to Santaris in accordance with our license agreement.

          Research and development – specialty and contracted services. As a result of the sale of our specialty pharmaceutical business in January 2010, the programs related to the next-generation Oncaspar and Adagen formulations became the responsibility of the purchaser. We continue to assist in the development of these programs through a transition services arrangement. During the first half of 2011, our spending related to these products decreased substantially, as expected, as the purchaser assumed greater control. These costs amounted to $0.2 million during the second quarter of 2011 and $0.8 million for the six months ended June 30, 2011. Our spending related to these products totaled $1.7 million during the second quarter of 2010 and $4.8 million for the six months ended June 30, 2010.

General and Administrative (millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	% Change	2010	2011	% Change	2010

General and administrative	$4.6	(20)	$5.8	$9.7	(38)	$15.6

General and administrative – contracted services	$0.1	n.m.	$0.4	$0.1	n.m.	$1.8

n.m. – not meaningful

          General and administrative. General and administrative expenses declined approximately 20 percent in the second quarter of 2011 to $4.6 million compared to $5.8 million incurred in the second quarter of 2010. For the six months ended June 30, 2011, general and administrative expenses declined approximately 38% to $9.7 million compared to $15.6 million for the first half of 2010. The reduction in our general and administrative expenses is attributable to our efforts to contain costs and to reduce the overhead necessary to support our structure subsequent to the sale of the specialty pharmaceutical business.

          Savings to the Company from reductions in staffing and consolidation of facilities are expected to continue over the remainder of 2011. A number of general and administrative positions in human resources, information technology and accounting services that had supported the divested specialty pharmaceutical operations have been eliminated. We have reduced contracted services, accounting and consulting fees from 2010 levels. We have completed the consolidation of our corporate offices from Bridgewater, New Jersey into our Piscataway, New Jersey location in an effort to further reduce costs and improve operating efficiencies. The benefits of these efforts are reflected in our second quarter and year-to-date 2011 operating results. A restructuring program announced in the fourth-quarter 2010 and implemented during the first few months of 2011 is expected to have a further favorable impact on our general and administrative expenses during 2011.

          General and administrative – contracted services. As part of the transition services agreement with the purchaser of the specialty pharmaceutical business, we committed to provide certain general and administrative services for a period up to one year subsequent to the sale. We subsequently extended the agreement by ninety days. We were compensated for these services based upon costs incurred plus a mark-up per the terms of the agreement. As expected, the demand for such services from us declined significantly over the course of 2010 and has essentially ceased as of the end of the second quarter of 2011. General and administrative expenses representing transitional services to the purchaser amounted to approximately $0.1 million during the second quarter of 2011 as compared to $0.4 million for the second quarter of 2010. For the six months ended June 30, 2011, these expenses totaled $0.1 million versus $1.8 million for the first half of 2010.

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

          During the second quarter of 2011, the Company recorded a net restructuring charge of approximately $0.7 million primarily related to the severance payments and benefits due to the former Executive Vice President, Human Resources & Administration. This was partially offset by the reversal of an unused restructuring accrual for outplacement services for former employees.

          During the first quarter of 2011, we completed the planned relocation of our corporate offices from Bridgewater, New Jersey to Piscataway, New Jersey. As a result of having vacated the excess office space in Bridgewater, we incurred a charge during the first quarter of 2011 in the amount of approximately $0.4 million. This amount represents the excess of committed lease costs over potential sublease income. We are actively attempting to sublet the vacated office space.

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

Other Income (Expense) (millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,

	2011	% Change	2010	2011	% Change	2010

Other income (expense):
Investment income, net	$0.4	(50)	$0.8	$0.8	(56)	$1.8
Interest expense	(1.5)	—	(1.5)	(3.0)	(29)	(4.2)
Other, net	—	n.m.	—	0.2	n.m.	—

	$(1.1)	n.m.	$(0.7)	$(2.0)	n.m.	$(2.4)

n.m. – not meaningful

          Net investment income was $0.4 million for the second quarter of 2011, as compared to $0.8 million for the second quarter of 2010. For the six months ended June 30, 2011, net investment income was $0.8 million versus $1.8 million for the first half of 2010. The decline reflects the lower balances of investment holdings and a shift to shorter maturity and lower risk investments.

          Interest expense was $1.5 million for the three months ended June 30, 2011 and 2010. Interest expense was $3.0 million for the six months ended June 30, 2011 versus $4.2 million for the first half of 2010. The prior year period includes a net effect related to the first quarter 2010 conversion of $115.6 million principal amount of our 4% notes subsequent to the sale of our specialty pharmaceutical business. The net effect of forgone interest and the write-off of a pro rata amount of deferred debt issuance costs amounted to $0.8 million and was charged to interest expense during the first quarter of 2010 at the time of the notes conversion. The $0.8 million was adjusted in the fourth quarter of 2010 to credit interest expense and charge additional paid-in capital to reflect the capital nature of the transaction. The noncash adjustment was not material to the first or fourth quarters nor to the full year 2010 results of operations. Additionally, the decline in interest expense is attributable to lower principal amounts outstanding in 2011 compared to 2010.

Income taxes

          During the three and six months ended June 30, 2011, the Company recorded $5,000 of income tax expense related to the Canadian subsidiary. During the three and six months ended June 30, 2010, the Company recorded a net income tax benefit of $0.2 million consisting principally of a Canadian transfer pricing refund. The Company did not recognize a U.S. Federal income tax provision for the first half of 2011 or 2010 because the estimated annual effective tax rate was zero. The sale of the specialty pharmaceutical business in January 2010, including the sale of in-process research and development, was a taxable transaction for federal income tax purposes, although it resulted in no federal income tax liability due to the tax basis the Company had in divested assets and the net operating loss generated in 2010. As of June 30, 2011, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

Liquidity and Capital Resources

          Total cash reserves, which include cash, cash equivalents, short-term investments and marketable securities, were $362.3 million as of June 30, 2011, as compared to $460.1 million as of December 31, 2010. The decrease was primarily attributable to the Company’s share repurchase program.

          For the six months ended June 30, 2011, cash used in operating activities of continuing operations was $5.0 million compared to $40.0 million of cash provided in the first half of 2010. The Company incurred a loss from continuing operations of $6.6 million in the first half of 2011. Adjustments for non-cash expenses and changes in various working capital accounts comprised the partially offsetting $1.6 million. The $40.0 million provided in the first half of 2010 was primarily attributable to the Company’s sale of in-process research and development.

          Investing activities generated approximately $16.8 million of cash in the first half of 2011 primarily from maturities of marketable securities. This compares to $304.6 million of cash provided by investing activities during the first half of 2010, which was primarily attributable to the $262.6 million net proceeds from the January 2010 sale of the specialty pharmaceutical business (exclusive of the amount apportioned to the sale of in-process research and development reported in operating revenue) and $44 million from sales and maturities of marketable securities.

          Net cash used in financing activities was $91.4 million in the first half of 2011 versus $3.7 million provided in the first half of 2010. During the first half of 2011, we utilized $96.3 million to repurchase shares of the Company’s common stock on the open market as part of the program to repurchase up to $200.0 million of common stock initiated in December of 2010. Fees of approximately $0.3 million incurred to purchase the shares were reflected in cash flows from operating activities. The share repurchase program is designed as a means by which to return to shareholders value derived from the sale of the specialty pharmaceutical business.

          As of June 30, 2011, we had outstanding $134.5 million of convertible senior notes that mature on June 1, 2013 and bear interest at an annual rate of 4%. Interest is payable on June 1 and December 1 for the 4% notes. Accrued interest on the notes was $0.4 million as of June 30, 2011 and December 31, 2010.

          Our current sources of liquidity are our cash reserves, interest earned on such cash reserves, and royalties earned - primarily related to sales of PEGINTRON. Based upon our current planned research and development activities and related costs, our current sources of liquidity, and additional purchases of our outstanding stock which may be made under our share repurchase program, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirements for the near future. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, it is likely that we will need to obtain additional financing or enter into a collaborative arrangement to sustain our research and development efforts prior to the time we are able to commercialize any of our product candidates. There can be no assurance, however, that we will be able to obtain additional funds or engage a collaborator on acceptable terms, if at all. If we are unable to obtain adequate financing or collaborative support, we may be required to curtail our research and development activities and/or license our product candidates to third parties on terms that are not favorable to us.

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2011, we were not involved in any SPE transactions.

          Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. As of June 30, 2011, the maximum potential dilutive effect of conversion of the 4% notes is approximately 14.1 million shares using the conversion rate of 104.712 shares per $1,000 principal amount currently in effect. If we were to experience a fundamental change as defined in the indenture agreement, the conversion rate could be enhanced for the benefit of the note holders which would yield greater dilution. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

          In addition, stock options to purchase 3.2 million shares of our common stock at a weighted average exercise price of $13.05 per share and 0.6 million restricted stock units were outstanding at June 30, 2011, which represent additional potential dilution.

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

          Our condensed consolidated financial statements are presented in accordance with U.S. GAAP. All professional accounting standards effective as of June 30, 2011 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

          Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. A valuation allowance is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2011, we believe, based on future projections, that it is more likely than not that our net deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

          The table below presents the principal amounts and related weighted-average coupon rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending June 30 of the year indicated) as of June 30, 2011 (in thousands):

	2012	Fair Value

Fixed Rate	$40,000	$41,083
Average Interest Rate	5.00%

	$40,000	$41,083

          Our convertible senior unsecured notes have fixed interest rates. Accordingly, the quoted fair values of our notes will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $134.5 million at June 30, 2011 are due June 1, 2013 and have a fair value of $160.8 million at June 30, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Our management, under the direction of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of June 30, 2011. Based on the evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

          In the second quarter of 2011, we repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2011	1,858,491	$10.90	1,858,491	$137,801,756

May 1 – May 31, 2011	1,016,975	$11.09	1,016,975	$126,491,102

June 1 – June 30, 2011	2,249,703	$10.28	2,249,703	$103,303,501

Total	5,125,169	$10.66	5,125,169	$103,303,501

(1) Share repurchase program announced December 21, 2010 whereby Enzon’s board of directors authorized the repurchase of up to $200.0 million of its outstanding shares of common stock. Through December 31, 2010, the Company had repurchased 30,000 shares at an average cost of $12.45 per share for a total expenditure of $373,642.

Item 4. (Removed and Reserved)

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

3(i)	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation date July 13, 2010	(1)
3(ii)	Second Amended and Restated By-laws effective March 11, 2011	(2)
4.1	Rights Agreement dated May 17, 2002 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(3)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(4)
4.3	Second Amendment to the Rights Agreement, dated as of January 7, 2008 between the Company and Continental Stock Transfer & Trust Company, as rights agent	(5)
4.4	Third Amendment to the Rights Agreement, dated as of July 23, 2009, between the Company and Continental Stock Transfer and Trust Company, as rights agent	(6)
10.1	Enzon Pharmaceuticals, Inc. 2011 Stock Option and Incentive Plan	(7)
10.2	Form of Non-Qualified Stock Option Agreement for Company Employees	(7)
10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	(7)
10.4	Form of Restricted Stock Unit Award Agreement for Company Employees	(7)
10.5	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	(7)
10.6	Offer Letter of Employment, dated May 26, 2011, by and between Ana I. Stancic and Enzon Pharmaceuticals, Inc.	(8)
10.7	General Severance Agreement, effective June 8, 2011, by and between Ana I. Stancic and Enzon Pharmaceuticals, Inc.	(8)
10.8	Severance Agreement and Release of Claims, dated as of May 26, 2011, by and between Paul Davit and Enzon Pharmaceuticals, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

		*

*	Filed herewith.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed March 17, 2011

(3)	Form 8-A12G (File No. 000-12957) filed May 22, 2002

(4)	Form 8-A12G/A (File No. 000-12957) filed February 20, 2003

(5)	Form 8-A12G/A (File No. 000-12957) filed January 8, 2008

(6)	Form 8-A12G/A (File No. 000-12957) filed July 24, 2009

(7)	Registration Statement on Form S-8 filed May 10, 2011

(8)	Current Report on Form 8-K filed May 31, 2011

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: August 5, 2011	/s/Ralph del Campo

Ralph del Campo
Chief Operating Officer
(Principal Executive Officer)

Date: August 5, 2011	/s/Ana Stancic

Ana Stancic
Senior Vice President, Finance and
Chief Financial Officer