Form 10-Q
period 2011-09-30
ENZON PHARMACEUTICALS INC
filed 2011-11-04
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer    ☐    Accelerated filer    ☒    Non-accelerated filer    ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No ☒

Shares of Common Stock outstanding as of October 31, 2011:                    48,289,237

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2011	December 31, 2010*

ASSETS

Current assets:
Cash and cash equivalents	$304,995	$397,530
Marketable securities – available-for-sale	25,250	31,170
Other current assets	2,920	5,916

Total current assets	333,165	434,616
Property and equipment, net of accumulated depreciation of $41,431 at September 30, 2011 and $38,286 at December 31, 2010	18,065	21,574
Marketable securities	2,743	31,394
Other assets	565	1,273

Total assets	$354,538	$488,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$757	$4,192
Accrued expenses and other	14,009	14,195

Total current liabilities	14,766	18,387

Notes payable	134,499	134,499
Other liabilities	3,533	4,114

Total liabilities	152,798	157,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 48,273,397 shares at September 30, 2011 and 58,817,561 shares at December 31, 2010	483	588
Additional paid-in capital	341,207	454,657
Accumulated other comprehensive income	94	914
Accumulated deficit	(140,044)	(124,302)

Total stockholders’ equity	201,740	331,857

Total liabilities and stockholders’ equity	$354,538	$488,857

* Condensed from audited financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010

Revenues:
Royalties	$10,207	$10,902	$31,141	$34,391
Sale of in-process research and development	—	—	5,000	40,900
Contract research and development	54	2,217	1,379	7,428
Miscellaneous revenue	179	111	541	2,388

Total revenues	10,440	13,230	38,061	85,107

Operating expenses:
Research and development – pipeline	10,436	14,206	31,045	35,852
Research and development – specialty and contracted services	47	1,197	878	6,015
General and administrative	4,102	4,682	13,815	20,293
General and administrative – contracted services	2	86	114	1,907
Restructuring charge	3,616	453	4,649	11,052

Total operating expenses	18,203	20,624	50,501	75,119

Operating (loss) income	(7,763)	(7,394)	(12,440)	9,988

Other expense:
Investment income, net	407	1,110	1,252	2,892
Interest expense	(1,480)	(1,479)	(4,439)	(5,635)
Other-than-temporary investment impairment loss	—	(896)	—	(896)
Other, net	(69)	174	90	144

Total other expense	(1,142)	(1,091)	(3,097)	(3,495)

(Loss) income from continuing operations, before income tax expense (benefit)	(8,905)	(8,485)	(15,537)	6,493
Income tax expense (benefit)	200	(131)	205	(336)

(Loss) income from continuing operations	(9,105)	(8,354)	(15,742)	6,829
Income and gain from discontinued operations, net of income tax	—	—	—	179,002

Net (loss) income	$(9,105)	$(8,354)	$(15,742)	$185,831

(Loss) earnings per common share - continuing operations
Basic	$(0.19)	$(0.14)	$(0.30)	$0.12

Diluted	$(0.19)	$(0.14)	$(0.30)	$0.12

Earnings per common share – discontinued operations
Basic	—	—	—	$3.08

Diluted	—	—	—	$3.03

(Loss) earnings per common share – net (loss) income
Basic	$(0.19)	$(0.14)	$(0.30)	$3.20

Diluted	$(0.19)	$(0.14)	$(0.30)	$3.15

Weighted average shares – basic	48,729	60,840	53,131	58,039

Weighted average shares - diluted	48,729	60,840	53,131	58,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2011	2010

Cash flows from operating activities:
Net (loss) income	$(15,742)	$185,831
Income and gain from discontinued operations	—	179,002

(Loss) income from continuing operations	(15,742)	6,829
Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	4,002	4,332
Amortization and write-off of debt issuance costs	404	1,985
Share-based compensation	2,726	5,117
Write-down of property and equipment	—	895
Loss on disposal of fixed assets	61	—
Other-than-temporary impairment loss on investment	—	896
Gain on sale of marketable securities	(219)	(579)
Changes in operating assets and liabilities	66	15,305

Net cash (used in) provided by operating activities of continuing operations	(8,702)	34,780
Net cash provided by operating activities of discontinued operations	—	436

Net cash (used in) provided by operating activities	(8,702)	35,216

Cash flows from investing activities:
Proceeds from sale of business, net	—	262,608
Purchases of property and equipment	(557)	(811)
Proceeds from sales of fixed assets	4	—
Proceeds from sales and maturities of marketable securities	34,073	72,831
Purchases of marketable securities	(1,074)	(2,154)

Net cash provided by investing activities of continuing operations	32,446	332,474
Net cash used in investing activities of discontinued operations	—	(105)

Net cash provided by investing activities	32,446	332,369

Cash flows from financing activities:
Repurchases of common stock	(120,793)	(36,436)
Proceeds from issuance of common stock	5,668	30,486
Withholding taxes – share-based compensation	(1,155)	(3,403)
Proceeeds (redemptions) from ESPP, net	1	(78)

Net cash (used in) provided by financing activities	(116,279)	(9,431)

Net (decrease) increase in cash and cash equivalents	(92,535)	358,154

Cash and cash equivalents at beginning of period	397,530	50,440

Cash and cash equivalents at end of period	$304,995	$408,594

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

           The Company’s pipeline drug development programs utilize two platforms – Customized Linker Technology and third-generation messenger ribonucleic acid (mRNA)-targeting agents utilizing the Locked Nucleic Acid (LNA) technology. The Company currently has four compounds in clinical development: PEG-SN38 and the messenger RNA (mRNA) antagonists of Hypoxia-Inducible Factor-1α (HIF-1α), Survivin and Androgen Receptor (AR). In addition, the Company has other novel LNA targets in various stages of preclinical research.

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

(3) New Accounting Pronouncements

          In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to clarify existing guidance and change wording to align U.S. GAAP with IFRS 13. The new standards do not extend the use of fair value, but rather provide guidance on how fair value should be applied where it is already required or permitted. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. In the period of adoption, the Company will be required to disclose any changes in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company utilizes only Level 1 inputs in fair value determinations and therefore does not expect the adoption of the new guidance to have any effect on the consolidated financial statements.

          In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU will be effective for fiscal years and interim periods ending on or after December 15, 2011. The Company is currently evaluating the impact of these changes but does not expect the adoption of the new guidance to have a material effect on the consolidated financial statements.

(4) Financial Instruments and Fair Value

          The carrying values of cash, cash equivalents, other current assets, accounts payable, and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2011 and December 31, 2010 due to their short-term nature. Marketable securities are carried on the balance sheets at fair value based on quoted market prices. All fair value measures are Level 1. Fair values and carrying amounts of the Company’s financial instruments are indicated below (in thousands):

Description	Fair Value	Carrying Amount

Marketable Securities (Note 5)	$27,993	$27,993

Notes Payable (Note 6)	$146,353	$134,499

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(5) Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at September 30, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$19,656	$142	$—	$19,798
Non-U.S. government debt	5,433	19	—	5,452
Other	2,811	—	(68)	2,743

	$27,900	$161	$(68)	$27,993

     * Includes current marketable securities of $25,250 and long-term marketable securities of $2,743 at September 30, 2011.

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$52,079	$738	$—	$52,817
U.S. government-sponsored entities debt	1,000	4	—	1,004
Non-U.S. government debt	5,553	86	—	5,639
Other	3,019	111	(26)	3,104

	$61,651	$939	$(26)	$62,564

     * Includes current marketable securities of $31,170 and long-term marketable securities of $31,394 at December 31, 2010.

          All corporate, U.S. government-sponsored entity and non-U.S. government debt investments are classified as available-for-sale securities. Other securities include investments of participants in the Company’s Executive Deferred Compensation Plan (predominantly mutual fund shares) totaling $2.7 million fair value as of September 30, 2011 and $3.1 million fair value as of December 31, 2010. There is a non-current liability that offsets the aggregate deferred compensation plan assets.

          Fair value is determined from readily available quoted prices in active markets (Level 1, the preferred approach pursuant to applicable accounting guidance). As of September 30, 2011 and December 31, 2010, the Company’s marketable securities are all valued based on Level 1 inputs.

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at September 30, 2011 were as follows (in thousands):

Twelve-Month Periods Ending September 30,	Amortized Cost	Fair Value

2012	$25,089	$25,250

          During the third quarter of 2011, several of the Company’s short-term marketable securities were either called or sold, resulting in a realized gain of approximately $126,000. Sales during the quarter ended September 30, 2011 of investments in the deferred compensation plan resulted in a realized gain of approximately $13,000, bringing the year-to-date total realized gains in the plan to approximately $93,000. However, because the Company maintains a liability for the fair value of the deferred compensation due to plan participants, any realized gains or losses related to these investment holdings are off-set by a corresponding increase or decrease in the liability to operating expenses. Realized gains and losses on sales are computed on the basis of specific identification of the securities sold.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of September 30, 2011, only certain assets of the Company’s Executive Deferred Compensation Plan have unrealized holding losses. None of the underlying investments has been in a continuous loss position longer than twelve months. During the quarter ended September 30, 2010, the Company recorded an other-than-temporary impairment loss of $0.9 million related to an auction rate security of a bankrupt issuer.

(6) Notes Payable

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

          During the first quarter of 2010, notes totaling $115.6 million principal amount were converted into approximately 13.5 million shares of the Company’s common stock, reducing the outstanding principal balance of the notes outstanding to $134.5 million. The net effect of forgone interest and the write-off of deferred debt issuance costs amounted to $0.8 million and was charged to additional paid-in capital to reflect the capital nature of the transaction.

          Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $1.8 million as of September 30, 2011 and $0.4 million as of December 31, 2010.

(7) Stockholders’ Equity

          On December 21, 2010, the Company announced a share repurchase program, under which the Company may use up to $200.0 million to purchase the Company’s outstanding common shares. Transactions in the Company’s stock are recorded on a settlement date basis. During the three months ended September 30, 2011, the Company repurchased and retired 2,453,207 shares at a cost of $24.8 million, or an average cost per share of approximately $10.11. Since the inception of the Company’s repurchase program, the cumulative number of shares repurchased and retired through September 30, 2011 amounts to 11,461,449 shares at a total cost of $121.5 million, or an average cost per share of approximately $10.60. During the third quarter of 2011, the Company decided to suspend the repurchase program.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(8) Comprehensive (Loss) Income

          The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010

Net (loss) income	$(9,105)	$(8,354)	$(15,742)	$185,831

Other comprehensive (loss) income:
Unrealized (loss) gain on securities that arose during the period (1)	(323)	40	(601)	(697)
Currency translation adjustment (1)	—	150	—	111
Reclassification adjustments for (gain) loss on sale of securities included in net income (1)	(139)	445	(219)	317

Total other comprehensive (loss) income	(462)	635	(820)	(269)

Comprehensive (loss) income	$(9,567)	$(7,719)	$(16,562)	$185,562

          (1) Information has not been tax-effected due to an estimated annual effective tax rate of zero.

(9) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the nine months ended September 30, 2011, there were payments of interest related to the Company’s 4% notes in the amount of $2.7 million. During the nine months ended September 30, 2010, the Company had a noncash conversion of $115.6 million principal amount of the 4% notes into approximately 13.5 million shares of its common stock. This first-quarter 2010 conversion resulted in a waiver of accumulated interest which amounted to approximately $0.8 million in interest savings for the Company. Income tax payments were $39,000 and $104,000 for each of the nine month periods ended September 30, 2011 and 2010, respectively.

(10) Sale of In-Process Research and Development

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

(11) Loss Per Common Share

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2011	2010	2011	2010

(Loss) Earnings Per Common Share – Basic:
(Loss) income from continuing operations	$(9,105)	$(8,354)	$(15,742)	$6,829

Discontinued operations	$—	$—	$—	$179,002

Net (loss) income	$(9,105)	$(8,354)	$(15,742)	$185,831

Weighted average common shares outstanding	48,729	60,840	53,131	58,039

Basic (loss) earnings per share:
Continuing operations	$(0.19)	$(0.14)	$(0.30)	$0.12

Discontinued operations	$—	$—	$—	$3.08

Net (loss) income	$(0.19)	$(0.14)	$(0.30)	$3.20

(Loss) Earnings Per Common Share – Diluted:
(Loss) income from continuing operations	$(9,105)	$(8,354)	$(15,742)	$6,829
Add back interest expense on 4% convertible notes, net of tax	— (1)	— (1)	— (1)	—	(2)

Adjusted (loss) income from continuing operations	$(9,105)	$(8,354)	$(15,742)	$6,829

Discontinued operations	$—	$—	$—	$179,002

Adjusted net (loss) income	$(9,105)	$(8,354)	$(15,742)	$185,831

Weighted average common shares outstanding	48,729	60,840	53,131	58,039
Weighted-average incremental shares related to assumed exercise of stock options, vesting of share awards, and ESPP shares issuable	— (1)	— (1)	— (1)	957
Weighted-average incremental shares assuming conversion of 4% notes (3)	— (1)	— (1)	— (1)	—	(2)

Weighted-average number of common shares outstanding and common share equivalents	48,729	60,840	53,131	58,996

Diluted (loss) earnings per share:
Continuing operations	$(0.19)	$(0.14)	$(0.30)	$0.12

Discontinued operations	$—	$—	$—	$3.03

Net (loss) income	$(0.19)	$(0.14)	$(0.30)	$3.15

(1)

For the three and nine months ended September 30, 2011 and three months ended September 30, 2010, the potential dilutive effects of the 4% notes conversion, exercise of stock options, vesting of share awards, and ESPP shares issuable were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an antidilutive effect on the loss from continuing operations. These securities could potentially dilute earnings per share in the future. Additionally, without the 4% notes conversion, there is no adjustment to loss from continuing operations for the interest payments that would have been forfeited by the note holders on conversion. Accordingly, for these periods, the diluted loss per share is the same as the basic loss per share.

(2)

The assumed conversion of notes payable would be anti-dilutive at the continuing operations level of earnings due to the fact that the add-back of interest to the numerator would have a greater effect on the computation than does the incremental number of shares that would result from conversion. Accordingly, only the assumed exercise of stock options, vesting of share awards, and ESPP shares issuable are included in the computation. Furthermore, the same number of potential shares used in computing the diluted per-share amount for continuing operations must be used in computing all other reported diluted per-share amounts.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)	Assumes conversion at the rate of 104.712 shares per $1,000 principal amount of notes.

(12) Restructurings

          During the third quarter of 2011, the Company announced a plan to reduce its workforce and operating costs to more closely align its resources and capital with the Company’s research and development activities. The reduction in force will reduce the number of employees by approximately 48 percent, to a total of approximately 47, by June 2012. In connection with this restructuring, the Company has recorded in the third quarter of 2011 a charge of approximately $2.9 million for termination benefits, which is reflected in accrued expenses as of September 30, 2011. The Company has also recorded in the third quarter of 2011 approximately $0.7 million in additional expense to terminate an operating lease related to the third and first floors of the Company’s former Bridgewater, New Jersey headquarters facility, of which $0.5 million is reflected in accrued expenses as of September 30, 2011. See Note 15 for additional details.

          During the second quarter of 2011, the Company recorded a restructuring charge in the amount of $0.7 million for severance payments and benefits related to the departure of the Company’s Executive Vice President, Human Resources & Administration that are payable under the terms of the Severance and Release Agreement. This amount was partially offset by the reversal of an unused restructuring accrual of approximately $61,000 for outplacement services and benefits for former employees. As of September 30, 2011, $0.4 million was included in accrued expenses under current liabilities.

          During the first quarter of 2011, the Company recorded a restructuring charge in the amount of $0.4 million related to the excess of committed lease costs over potential sublease income for office space in Bridgewater, New Jersey that was vacated during the quarter when the Company relocated its corporate offices to Piscataway, New Jersey. As of September 30, 2011, the remaining accrued expense balance from this first quarter charge was eliminated as part of the calculation of the above lease termination charge.

          A fourth quarter 2010 workforce reduction resulted in an expense of $3.0 million for separation benefits. The affected employees were notified in December 2010, and the majority of the terminations occurred during the first quarter of 2011. Separation payments will be made for up to a year following the respective separations. As of December 31, 2010, the full $3.0 million was an accrued expense, of which $2.7 million was reported as a current liability. The Company made separation payments of $0.8 million in the third quarter of 2011 and $2.2 million year-to-date. As of September 30, 2011, there is $0.8 million remaining in accrued expenses under current liabilities. The Company also incurred approximately $2.0 million in charges related to reductions in leased space and the write-off of certain related leasehold improvements and furnishings during 2010.

          During the first quarter of 2010, the Company’s workforce reduction involved 64 employees and resulted in an expense of $6.1 million for separation benefits. These actions related primarily to the sale of the specialty pharmaceutical business and affected employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods, during which they assisted with an orderly transfer of activities and information to the purchaser. In addition, the Company reassessed its staffing requirements subsequent to the sale in light of the lessened demands on many of its general and administrative functions. As of September 30, 2011, all of the required separation payments had been completed.

          Effective February 22, 2010, the Company’s then President and Chief Executive Officer resigned from the Company. For the quarter ended March 31, 2010, included in the total $6.1 million above, the Company expensed $3.8 million for severance payments and benefits that were payable under the terms of this individual’s employment agreement. This amount was reduced during the quarter ended June 30, 2010 by approximately $0.2 million once the termination agreement was executed. Payments due pursuant to the termination agreement were made during the third quarter of 2010.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13) Share-Based Compensation

Stock Option and Nonvested Share Awards

          In May 2011, the Company’s stockholders approved a new share-based compensation plan, the 2011 Stock Option and Incentive Plan, which authorized 5,000,000 new shares of common stock for future issuance under this plan. As of September 30, 2011, awards providing for the issuance of 315,211 shares have been granted under this plan.

          For the quarter ended September 30, 2011, the Company recognized share-based compensation expense of $0.7 million. Shares were withheld to pay $0.3 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental credit to additional paid-in capital of $0.4 million. For the quarter ended September 30, 2010, the Company recognized share-based compensation expense of $0.4 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental debit to additional paid-in capital of $0.3 million.

          During the nine months ended September 30, 2011, the Company recognized share-based compensation expense of $2.6 million. Shares were withheld to pay $1.1 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental credit to additional paid-in capital of $1.5 million. During the nine months ended September 30, 2010, the Company recognized share-based compensation expense of $5.7 million, of which $0.6 million is included in discontinued operations. Shares were withheld to pay $3.4 million of taxes on behalf of employees related to share-based compensation resulting in a net incremental credit to additional paid-in capital of $2.3 million.

          In connection with the sale of the specialty pharmaceutical business, in December 2009 the board of directors of the Company elected to accelerate the vesting of certain share-based awards granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale. The acceleration applied to all employees other than executives and members of the board of directors. The acceleration resulted in a noncash expense of $1.0 million in 2010. These charges primarily represent an acceleration of expense recognition pursuant to the original award and, to a lesser extent, an adjustment, in certain cases, to recognize the modification of the award in contemplation of the sale. In addition, certain stock awards granted to the Company’s former President and Chief Executive Officer were subject to accelerated vesting as of the date of termination of his employment in February 2010. The acceleration of vesting of these share-based awards constituted a noncash charge to general and administrative expense in 2010 of approximately $2.1 million.

          As of September 30, 2011, there was $0.4 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 14 months and $5.2 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 26 months.

          The weighted average grant price of the options granted during the nine months ended September 30, 2011 was $12.00 per share and fair values ranged from $3.13 to $4.41 per share. The aggregate fair value of the options granted during the nine months ended September 30, 2011 was $0.7 million. The nonvested shares granted during the nine months ended September 30, 2011 had a weighted-average grant date fair value of $10.43 per share for an aggregate fair value of $3.0 million. The Company uses historical data to estimate forfeiture rates.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

          Activity in options and nonvested shares during the nine months ended September 30, 2011 and related balances outstanding as of that date are reflected below (in thousands):

	Options	Nonvested Shares

Outstanding at January 1, 2011	3,993	753
Granted	166	285
Exercised and vested	(670)	(341)
Expired and forfeited	(504)	(52)

Outstanding at September 30, 2011	2,985	645

Options vested and expected to vest at September 30, 2011	2,956

Options exercisable at September 30, 2011	2,795

(14) Income Taxes

          During the three months and nine months ended September 30, 2011, the Company recorded an income tax expense of $0.2 million principally related to foreign withholding taxes payable on funds transferred back to the U.S. from the Company’s Canadian subsidiary. During the three and nine months ended September 30, 2010, the Company recorded a net income tax benefit of $0.1 million and $0.3 million, respectively, consisting principally of a Canadian transfer pricing refund. The Company did not recognize a U.S. federal income tax provision for the first nine months of 2011 or 2010 because the estimated annual effective tax rate was zero. The sale of the specialty pharmaceutical business in January 2010, including the sale of in-process research and development, was a taxable transaction for federal income tax purposes, although it resulted in no federal income tax liability due to the tax basis the Company had in the divested assets and the net operating loss generated in 2010. As of September 30, 2011, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

          The Company has non-cancelable lease obligations for certain office and production facilities that have been vacated. Some of these facilities have been sublet. During the third quarter of 2011, the Company terminated the lease for the third floor of the former Bridgewater, New Jersey headquarters facility. The Company has entered negotiations to terminate the first floor lease at the same facility as of October 31, 2011. The estimated termination costs have been included in the $0.7 million of facilities-related restructuring charges for the third quarter of 2011.

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

          During the third quarter of 2011, the Company announced a plan to reduce its workforce and operating costs to more closely align its resources and capital with the Company’s research and development activities. The reduction in force will reduce the number of employees by approximately 48 percent, to a total of 47, by June 2012. Enzon expects the reduction in force to result in approximately $6.0 million in reduced annualized operating expenses once the plan is fully implemented by the second quarter of 2012. Our results of operations are now expected to be more reflective of our ongoing activities, which are directed towards advancing our research and development pipeline.

          We have completed enrollment in both of our Phase II PEG-SN38 trials in metastatic colorectal and metastatic breast cancer, as well as our Phase I clinical trials for HIF-1α and Survivin. We are currently enrolling for our Androgen Receptor mRNA antagonist Phase I trial in patients with castration-resistant prostate cancer. We intend to continue our efforts to seek a collaborative partnership designed to finance our development activities in the future. The enrollment of patients for clinical trials is an inherently uncertain process and there can be no assurance we will be able to complete the enrollment of patients for our clinical trials within the timeframe anticipated. As we previously disclosed on May 19, 2011, we will discontinue our PEG-SN38 clinical program in metastatic colorectal cancer following conclusion of the Phase II study. During the second quarter of 2011, we decided not to pursue development of three mRNA antagonists and have therefore returned these early stage LNA targets to Santaris in accordance with our license agreement.

          On October 17, 2011, Ralph del Campo, our Chief Operating Officer and Principal Executive Officer, left the Company and was replaced by Ana Stancic, our Chief Financial Officer. Ms. Stancic was promoted to Executive Vice President, Chief Operating Officer, and Principal Executive Officer. She will also continue serving as our Chief Financial Officer and Principal Financial Officer. During the third quarter of 2011, we decided to suspend our previously announced $200 million share repurchase program. Through September 30, 2011 we had repurchased and retired 11,461,449 shares at a total cost of $121.5 million. We are in the process of assessing our options with respect to the repurchase program and analyzing the optimal utilization of our existing cash and royalty streams.

          Throughout Management’s Discussion and Analysis, the primary focus is on the results of operations, cash flows, financial condition and future outlook of our continuing operations. Percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Continuing Operations

Revenues:

Royalties (millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	% Change	2010	2011	% Change	2010

Royalty revenue	$10.2	(6)	$10.9	$31.1	(9)	$34.4

           We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PEGINTRON, marketed by Merck, Macugen, marketed by Pfizer, Inc. outside the U.S. and Eyetech, Inc. in the U.S., and CIMZIA, marketed by UCB Pharma. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees in the quarter subsequent to the period in which the sales occur. Royalty revenue for the three months ended September 30, 2011 amounted to $10.2 million, a decrease of 6% from the three months ended September 30, 2010. For the nine months ended September 30, 2011, royalty revenue amounted to $31.1 million, a decrease of 9% from the nine months ended September 30, 2010. The decline in royalty revenue was primarily attributable to lower sales of PEGINTRON, which continues to constitute the most significant source of our royalty revenues.

          As we have previously indicated, based upon information we have reviewed, we believe that a significant number of patients suffering from hepatitis C may be deferring treatment until new therapies become available. In May 2011, the U.S. Food and Drug Administration (“FDA”) approved VICTRELIS™ (boceprevir), for the treatment of chronic hepatitis C (CHC). VICTRELIS is approved for the treatment of CHC genotype 1 infection, in combination with peginterferon alfa and ribavirin, in adult patients (18 years of age and older) with compensated liver disease, including cirrhosis, who are previously untreated or who have failed previous interferon and ribavirin therapy. In addition, in May 2011, the FDA also approved INCIVEK (telaprevir) to treat certain adults with chronic hepatitis C infection. INCIVEK is used for patients who have either not received interferon-based drug therapy for their infection or who have not responded adequately to prior therapies. INCIVEK is approved for use in combination with peginterferon alfa and ribavirin.

          We believe that the approval of these drugs may result in increased sales of PEGINTRON in the future; however, we have no clear evidence at this point of what impact, if any, these new therapies for hepatitis C may have on sales of PEGINTRON.

          During the three months ended September 30, 2011, we had royalties on PEGINTRON export sales of $8.1 million, of which $2.5 million were in Japan and $2.5 million were in Europe. This compares to $8.9 million of royalties on export sales in the comparable three-month period of 2010, of which $2.9 million were in Japan and $3.1 million were in Europe. For the nine months ended September 30, 2011, we had royalties on export sales of $25.3 million, of which $8.7 million were in Japan and $8.1 were in Europe. This compares to $28.6 million of royalties on export sales in 2010, of which $9.0 million were in Japan and $10.0 million were in Europe.

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

Contract Research and Development

          During the three months ended September 30, 2011, $0.1 million was earned for Sigma-Tau contract research and development services. This compares to $2.2 million for the three months ended September 30, 2010. For the nine month period ended September 30, 2011, $1.4 million was earned for contract research and development services, compared to $7.4 million for the period from January 29, 2010 through September 30, 2010. Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting, and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our on-going involvement in the research and development related to the divested products. We are being compensated for this work at actual cost plus a mark-up per the terms of the transition services agreement. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although we anticipate the level of such activity to decline significantly from 2010 levels throughout the remainder of 2011.

Miscellaneous Revenue

          As part of the transition services agreement referred to above, we are being compensated for various general and administrative services provided to the purchaser of the specialty pharmaceutical business. The compensation for this work includes reimbursement of costs incurred plus a mark-up defined in the agreement. The expenses incurred in relation to these services are reported as general and administrative – contracted services. Our involvement in the transitioning of general and administrative activities is essentially complete, and we expect the revenue and associated expenses to be de minimis going forward. During the three months ended September 30, 2011, approximately $2,000 was earned for these services. This compares to approximately $0.1 million for the three months ended September 30, 2010. For the nine months ended September 30, 2011, approximately $0.1 million was earned for these services, compared to $2.4 million for the period from January 29, 2010 through September 30, 2010.

          Also reflected in miscellaneous revenue are rental receipts from the sublease of unused manufacturing and excess office space for which we have on-going lease commitments. The underlying lease expense is reflected in general and administrative expenses. We received $0.2 million of sublease income during the third quarter of 2011 and $0.4 million for the nine months ended September 30, 2011. This compares to $0.1 million during the third quarter of 2010 and $0.2 million for the nine months ended September 30, 2010.

Operating Expenses:

Research and Development (millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	% Change	2010	2011	% Change	2010

Research and development - pipeline	$10.4	(27)	$14.2	$31.0	(13)	$35.8

Research and development – specialty and contracted services	$0.0	n.m.	$1.2	$0.9	n.m.	$6.0

n.m. – not meaningful

          Research and development – pipeline. During the third quarter of 2011, total spending on our research and development programs decreased by 27% to $10.4 million compared to $14.2 million for the third quarter of 2010. However, included in the prior year quarter expenses were $3.0 million of milestone payments related to the mRNA antagonists. There were no similar milestone payments in the current year quarter. Adjusting for this difference, spending decreased by 7% or $0.8 million quarter over quarter. For the nine months ended September 30, 2011, research and development spending was $31.0 million compared to $35.8 million for the first three quarters of 2010. However, included in the 2010 expenses were $5.0 million of milestone payments. Adjusting for this difference, spending for the current year was essentially unchanged from the prior year-to-date.

          During the second quarter of 2011, we decided not to pursue development of three mRNA antagonists and have therefore returned these early stage LNA targets to Santaris in accordance with our license agreement.

          Research and development – specialty and contracted services. As a result of the sale of our specialty pharmaceutical business in January 2010, the programs related to the next-generation Oncaspar and Adagen formulations became the responsibility of the purchaser. We continue to assist in the development of these programs through a transition services arrangement. During the first three quarters of 2011, our spending related to these products decreased substantially, as expected, as the purchaser assumed greater control. These costs were minimal during the third quarter of 2011 and $0.9 million for the nine months ended September 30, 2011. Our spending related to these products totaled $1.2 million during the third quarter of 2010 and $4.3 million for the period from January 29, 2010 through September 30, 2010. The Company incurred expenses of $1.7 million related to these programs prior to the sale.

General and Administrative (millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	% Change	2010	2011	% Change	2010

General and administrative	$4.1	(12)	$4.7	$13.8	(32)	$20.3

General and administrative – contracted services	$0.0	n.m.	$0.1	$0.1	n.m.	$1.9

n.m. – not meaningful

          General and administrative. General and administrative expenses declined approximately 12% in the third quarter of 2011 to $4.1 million compared to $4.7 million incurred in the third quarter of 2010. For the nine months ended September 30, 2011, general and administrative expenses declined approximately 32% to $13.8 million compared to $20.3 million for the same period of 2010. The reduction in our general and administrative expenses is attributable to our efforts to contain costs and to reduce the overhead necessary to support our structure subsequent to the sale of the specialty pharmaceutical business.

          Savings to the Company from previous reductions in staffing and consolidation of facilities are expected to continue over the remainder of 2011. A number of general and administrative positions in human resources, information technology and accounting services that had supported the divested specialty pharmaceutical operations were eliminated. We reduced contracted services, accounting and consulting fees from 2010 levels. We have completed the consolidation of our corporate offices from Bridgewater, New Jersey into our Piscataway, New Jersey location in an effort to further reduce costs and improve operating efficiencies. The benefits of these efforts are reflected in our third quarter and year-to-date 2011 operating results.

          General and administrative – contracted services. As part of the transition services agreement with the purchaser of the specialty pharmaceutical business, we committed to provide certain general and administrative services for a period up to one year subsequent to the sale. We subsequently extended the agreement by ninety days. We were compensated for these services based upon costs incurred plus a mark-up per the terms of the agreement. As expected, the demand for such services from us declined significantly over the course of 2010 and has essentially ceased as of the end of the second quarter of 2011, though there could be de minimis activity as needed in the future. General and administrative expenses representing transitional services to the purchaser were de minimis during the third quarter of 2011 as compared to $0.1 million for the third quarter of 2010. For the nine months ended September 30, 2011, these expenses totaled $0.1 million versus $1.9 million for the first three quarters of 2010.

Restructuring

          As part of our continued efforts to streamline operations, we undertook reductions in the size of our workforce during the first and fourth quarters of 2010 and most recently in the third quarter of 2011. We also incurred charges related to reductions in leased space at our corporate offices and the write-off of certain related leasehold improvements and furnishings during the second quarter of 2010 and the first and third quarters of 2011.

          During the third quarter of 2011, we implemented a plan to reduce our workforce and operating costs to more closely align our resources and capital with our research and development activities. The reduction in force will reduce the number of employees by approximately 48%, to a total of approximately 47 by June 2012. In connection with this plan, we incurred a charge of $2.9 million for termination benefits for the affected employees. Also during the third quarter, we recorded an additional charge of $0.7 million related to terminating operating leases on the first and third floor of Company’s former Bridgewater, New Jersey headquarters facility.

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

Other Income (Expense) (millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011	% Change	2010	2011	% Change	2010

Other income (expense):
Investment income, net	$0.4	(63)	$1.1	$1.3	(57)	$2.9
Interest expense	(1.5)	—	(1.4)	(4.4)	(21)	(5.6)
Other-than-temporary impairment loss	—	n.m.	(0.9)	—	n.m.	(0.9)
Other, net	—	n.m.	0.1	—	n.m.	0.1

	$(1.1)	n.m.	$(1.1)	$(3.1)	n.m.	$(3.5)

n.m. – not meaningful

          Net investment income was $0.4 million for the third quarter of 2011, as compared to $1.1 million for the third quarter of 2010. For the nine months ended September 30, 2011, net investment income was $1.3 million versus $2.9 million for the same period of 2010. The decline reflects the lower balances of investment holdings and a shift to shorter maturity and lower risk investments.

          Interest expense was $1.5 million for the third quarter of 2011 versus $1.4 million for the third quarter of 2010. Interest expense was $4.4 million for the nine months ended September 30, 2011 versus $5.6 million for the same period of 2010. The prior year period includes a net effect related to the first quarter 2010 conversion of $115.6 million principal amount of our 4% notes subsequent to the sale of our specialty pharmaceutical business. The net effect of forgone interest and the write-off of a pro rata amount of deferred debt issuance costs amounted to $0.8 million and was charged to interest expense during the first quarter of 2010 at the time of the notes conversion. The $0.8 million was adjusted in the fourth quarter of 2010 to credit interest expense and charge additional paid-in capital to reflect the capital nature of the transaction. The noncash adjustment was not material to the first or fourth quarters nor to the full year 2010 results of operations. Additionally, the decline in interest expense is attributable to lower principal amounts outstanding in 2011 compared to 2010.

Income taxes

          During the three months and nine months ended September 30, 2011, the Company recorded an income tax expense of $0.2 million principally related to foreign withholding taxes payable on funds transferred back to the U.S. from the Company’s Canadian subsidiary. During the three and nine months ended September 30, 2010, we recorded a net income tax benefit of $0.1 million and $0.3 million, respectively, consisting principally of a Canadian transfer pricing refund. We did not recognize a U.S. federal income tax provision for the first nine months of 2011 or 2010 because the estimated annual effective tax rate was zero. The sale of the specialty pharmaceutical business in January 2010, including the sale of in-process research and development, was a taxable transaction for federal income tax purposes, although it resulted in no federal income tax liability due to the tax basis we had in the divested assets and the net operating loss generated in 2010. As of September 30, 2011, we continue to provide a valuation allowance against our net deferred tax assets since we believe it is more likely than not our deferred tax assets will not be realized.

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

Liquidity and Capital Resources

          Total cash reserves, which include cash, cash equivalents, and marketable securities, were $333.0 million as of September 30, 2011, as compared to $460.1 million as of December 31, 2010. The decrease was primarily attributable to the Company’s share repurchase program.

          For the nine months ended September 30, 2011, cash used in operating activities of continuing operations was $8.7 million compared to $34.8 million of cash provided in the same period of 2010. The Company incurred a loss from continuing operations of $15.7 million through the first three quarters of 2011. Adjustments for non-cash expenses and changes in various working capital accounts comprised the offsetting $7.0 million. The $34.8 million of cash provided by operating activities through the first three quarters of 2010 was primarily attributable to the sale of in-process research and development.

          Investing activities generated approximately $32.4 million of cash in the first three quarters of 2011 primarily from sales and maturities of marketable securities. This compares to $332.4 million of cash provided by investing activities during the same period of 2010, which was primarily attributable to the $262.6 million net proceeds from the January 2010 sale of the specialty pharmaceutical business (exclusive of the amount apportioned to the sale of in-process research and development reported in operating revenue) and $72.8 million from sales and maturities of marketable securities.

          Net cash used in financing activities was $116.3 million in the first three quarters of 2011 versus $9.4 million used in the same period of 2010. During the first three quarters of 2011, we utilized $120.8 million to repurchase shares of the Company’s common stock on the open market as part of the program to repurchase up to $200.0 million of common stock initiated in December 2010. Fees of approximately $0.3 million incurred to purchase the shares were reflected in cash flows from operating activities. The share repurchase program is designed as a means by which to return to shareholders value derived from the sale of the specialty pharmaceutical business. During the third quarter of 2011, we decided to suspend our share repurchase program. We are in the process of assessing our options with respect to the repurchase program and analyzing the optimal utilization of our existing cash and royalty stream.

          As of September 30, 2011, we had outstanding $134.5 million of convertible senior notes that mature on June 1, 2013 and bear interest at an annual rate of 4%. Interest is payable on June 1 and December 1 for the 4% notes. Accrued interest on the notes was $1.8 million as of September 30, 2011 and $0.4 million as of December 31, 2010.

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

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2011, we were not involved in any SPE transactions.

          Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. As of September 30, 2011, the maximum potential dilutive effect of conversion of the 4% notes is approximately 14.1 million shares using the conversion rate of 104.712 shares per $1,000 principal amount currently in effect. If we were to experience a fundamental change as defined in the indenture agreement, the conversion rate could be enhanced for the benefit of the note holders which would yield greater dilution. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

          In addition, stock options to purchase 3.0 million shares of our common stock at a weighted average exercise price of $12.54 per share and 0.6 million nonvested shares were outstanding at September 30, 2011, which represent additional potential dilution.

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

          Our condensed consolidated financial statements are presented in accordance with U.S. GAAP. All professional accounting standards effective as of September 30, 2011 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates. The following accounting policies have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Research and Development Expenses

          We accrue expenses for work performed by contract research organizations, contract manufacturing organizations and others based upon the estimated amount of the total effort completed on each order, study or project using factors such as number of lots produced, number of patients enrolled, the number of active clinical sites and the duration for which the patients will be enrolled in the study. We base the estimates on the information available at the time. Additional information may come available at a later date that would enable us to develop a more accurate estimate. Such changes in estimate are generally recognized in the period when the information is first known.

Income Taxes

          Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. A valuation allowance is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2011, we believe, based on future projections, that it is more likely than not that our net deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Recent Initiatives

          On October 17, 2011, we announced the appointment of directors Thomas F. Deuel, M.D. and Richard A. Young, Ph.D. to a new special committee of the board of directors to oversee the development of our scientific operations.

Forward-Looking Information and Factors That May Affect Future Results

          There are forward-looking statements contained herein, which can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from the future results, events or developments indicated in such forward-looking statements. Such factors include, but are not limited to:

•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that we may be unable to recruit and qualify a sufficient number of patients for our trials and/or there may be the need to delay, suspend or terminate trials for various reasons.

•	The risk that we will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of the products sold by others from which we derive royalty revenues.

•	Decisions by regulatory authorities regarding whether and when to approve our regulatory applications.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave our company.

•	The risk that our restructuring initiatives will not have the anticipated effects.

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

          The table below presents the principal amounts and related weighted-average coupon rates of our marketable debt securities, excluding those related to our Executive Deferred Compensation Plan, by year of maturity (twelve-month intervals ending September 30 of the year indicated) as of September 30, 2011 (in thousands):

	2012	Fair Value

Fixed Rate	$24,900	$25,250
Average Interest Rate	5.18%

	$24,900	$25,250

          Our convertible senior unsecured notes have fixed interest rates. Accordingly, the quoted fair values of our notes will fluctuate as market rates of interest rise or fall. Fair values are also affected by changes in the price of our common stock. Our 4% Convertible Senior Notes in the principal amount of $134.5 million at September 30, 2011 are due June 1, 2013 and have a fair value of $146.4 million at September 30, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Our management, under the direction of our Chief Operating Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of September 30, 2011. Based on the evaluation, our Chief Operating Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Controls

          There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors

          Throughout this Quarterly Report on Form 10-Q, we have made forward-looking statements in an attempt to better enable the reader to understand our future prospects and make informed judgments. By their nature, forward-looking statements are subject to numerous factors that may influence outcomes or even prevent their eventual realization. Such factors may be external to Enzon and entirely outside our control.

          We cannot guarantee that our assumptions and expectations will be correct. Failure of events to be achieved or of certain underlying assumptions to prove accurate could cause actual results to vary materially from past results and those anticipated or projected. We do not intend to update forward-looking statements.

          Certain risks and uncertainties are discussed below. However, it is not possible to predict or identify all such factors. Accordingly, you should not consider this recitation to be complete. In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to Our Business

          We depend on key personnel and may not be able to retain these employees or recruit additional qualified personnel, which would harm our business; Ana Stancic is currently serving as both Principal Executive Officer and Chief Financial Officer.

          On October 17, 2011, Ralph del Campo, our Chief Operating Officer and Principal Executive Officer, left the Company and was replaced by Ana Stancic, our Chief Financial Officer. Ms. Stancic was promoted to Executive Vice President, Chief Operating Officer, and Principal Executive Officer. She will also continue serving as our Chief Financial Officer. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of one or a combination of our senior executives, particularly our Principal Executive Officer and Chief Financial Officer, Ms. Stancic, as well as the failure to recruit additional key personnel, in a timely manner, could have an adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

          In the third quarter of 2011, we repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2011	1,912,936	$10.25	1,912,936	$83,636,502

August 1 – August 31, 2011	540,271	$9.50	540,271	$78,490,135

Total	2,453,207	$10.08	2,453,207	$78,490,135

(1) Share repurchase program announced December 21, 2010 whereby Enzon’s board of directors authorized the repurchase of up to $200.0 million of its outstanding shares of common stock. Through December 31, 2010, the Company had repurchased 30,000 shares at an average cost of $12.45 per share for a total expenditure of $373,642.

Item 4. (Removed and Reserved)

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*

*	Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: November 4, 2011	/s/Ana Stancic

Ana Stancic
Executive Vice President,
Chief Operating Officer,
Principal Executive Officer and
Chief Financial Officer