Form 10-K
period 2011-12-31
ENZON PHARMACEUTICALS INC
filed 2012-03-12
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 0-12957

Enzon Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Kingsbridge Road, Piscataway, New Jersey	08854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 980-4500

          Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $.01 par value; Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

          Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the Common Stock, $.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $505,014,000 as of June 30, 2011, based upon the closing sale price on the NASDAQ Global Market of $10.05 per share reported for such date. Shares of Common Stock held by each executive officer and director as of June 30, 2011 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 48,292,702 shares of the registrant’s common stock issued and outstanding as of March 6, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

ENZON PHARMACEUTICALS, INC.

2011 Annual Report on Form 10-K

          Unless the context requires otherwise, references in the Annual Report on Form 10-K to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

          This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of March 12, 2012, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

          We maintain a website at www.enzon.com to provide information to the general public and our stockholders on our products, resources and services along with general information on Enzon and its management, career opportunities, financial results and press releases. Copies of this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling (732) 980-4500, through an e-mail request to investor@enzon.com, through the SEC’s website by clicking the SEC Filings link from the Investors’ Info page on our website at www.enzon.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

Our Company

          We are a biotechnology company dedicated to the research and development of innovative therapeutics for cancer patients with high unmet medical needs. Our drug development programs utilize two platforms – Customized PEGylation Linker Technology (Customized Linker Technology®) and third-generation messenger ribonucleic acid (mRNA) antagonists utilizing the Locked Nucleic Acid (LNA) technology. We currently have four compounds in human clinical development – a PEGylated version of the active metabolite of the cancer drug, irinotecan, PEG-SN38, and mRNA antagonists targeting Hypoxia-Inducible Factor-1α (HIF-1α), Survivin and the Androgen Receptor (AR). In addition, we have novel mRNA antagonist targets in various stages of preclinical research.

          We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary Customized Linker Technology – primarily PEGINTRON, which is marketed by Merck & Co., Inc. (Merck).

          PEGylation has successfully been used on various pharmaceutical compounds (e.g. enzymes, peptides, antibody/antibody fragments and small molecules) to improve their pharmaceutical properties. By attaching polyethylene glycol (PEG) to a pharmaceutical compound using a spectrum of stable or releasable linkers, our Customized Linker Technology has the potential to overcome pharmaceutical limitations for a broad universe of molecules and generate compounds with substantially enhanced therapeutic value over their unmodified forms. We continue to evaluate opportunities for utilizing our Customized Linker Technology platform for the development of new projects.

          We also are using LNA technology to develop mRNA antagonists against novel oncology targets. LNA technology allows the development of very selective antagonists that act through the antisense RNAase H principle. Drugs based on the antisense principle work by providing a synthetic strand of nucleic acid (in this case, a chemical analogue of RNA) that bind to the mRNA and degrade it by endogenous RNAase H. Due to the elimination of mRNA, there is no mRNA template to produce a protein. In pre-clinical studies, the LNA technology has been shown to provide mRNA antagonists with significantly enhanced binding affinity to complementary RNA sequences, high potencies, long tissue half-lives, and improved therapeutic ratios over first- and second-generation antisense drugs.

           On January 29, 2010, we consummated the sale of our specialty pharmaceutical business comprised principally of what had previously been our Products and Contract Manufacturing segments. Prior to January 29, 2010, we were a biopharmaceutical company involved in the development, manufacture and commercialization of medicines for patients with cancer and other life-threatening conditions. We operated in three business segments: Products, Royalties and Contract Manufacturing. We had a portfolio of four marketed products: Oncaspar, for the first line treatment of patients with acute lymphoblastic leukemia (ALL); DepoCyt, for the treatment of lymphomatous meningitis; Abelcet, for the treatment of invasive fungal infections; and Adagen, for the treatment of severe combined immunodeficiency disease. The contract manufacturing business involved the manufacture of products for other pharmaceutical companies. For financial reporting purposes, beginning in 2010, the operations and cash flows of the Products and Contract Manufacturing segments have been eliminated from continuing operations of the Company and have been classified as discontinued operations.

          Our development pipeline consists of several novel compounds:

PEG-SN38

          Through the use of our PEGylation technology, we designed PEG-SN38, a PEGylated conjugate of SN38, to offer therapeutic advantages over unmodified SN38 and existing therapies. The PEGylated version allows parenteral delivery, increased solubility, higher exposure, more profound deoxyribonucleic acid (DNA) damage, inhibition of angiogenesis, and longer apparent half-life of SN38 as compared to irinotecan. We have completed Phase I trials and are now completing two Phase II clinical trials with PEG-SN38 in patients with metastatic colorectal and breast cancer, as well as actively conducting a Phase I trial for pediatric patients with cancer. In a Phase 1 study of PEG-SN38 in children with refractory solid malignancies, the product candidate has demonstrated notable anti-tumor activity in patients with neuroblastoma. We are currently seeking a strategic partner to further develop and commercialize PEG-SN38 in the breast cancer indication as well as in other malignancies, including pediatric neuroblastoma. Absent such a partnership, we do not intend to fund further development of PEG-SN38.

mRNA Antagonists

          We have licensed several mRNA antagonists directed against novel oncology targets. Our first antagonist to enter the clinic targets the Hypoxia-Inducible Factor-1 alpha (HIF-1α). HIF-1α is over-expressed in several solid tumors. Drugs that selectively target HIF-1α have the potential to target multiple cancer processes due to their control of a large number of genes. We completed enrollment in, and are currently concluding, two Phase I studies with HIF-1α in patients with solid tumors and lymphoma to evaluate different dosing schedules. In addition, we are conducting a pilot study in collaboration with the National Cancer Institute in patients with tumors in the liver.

          Our second mRNA antagonist to enter the clinic targets Survivin. Survivin is over-expressed in many solid tumors and hematologic malignancies, but is almost absent in normal adult differentiated tissue. We completed enrollment in, and are currently concluding, a Phase I study for patients with solid tumors and lymphoma.

          In January 2011, we announced the acceptance by the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) for a Phase I study of a novel androgen receptor (AR) antagonist in patients with castration-resistant prostate cancer (CRPC). We are currently enrolling patients into the open-label, Phase 1a/1b, non-randomized dose-escalation study for adult patients with CRPC, who will receive the drug as a weekly, one-hour intravenous infusion. The study has two phases: Phase 1a will determine the maximum tolerated dose, after completing the Phase1a study, pharmacokinetic and pharmacodynamic studies will be conducted at one or more dose levels in Phase 1b to determine the recommended Phase 2 dose.

          We also have rights to additional mRNA targets, and we are evaluating the lead compounds we have selected for these targets based upon early preclinical studies to determine which of the compounds may warrant further investment on our part.

Our Strategy

          Our strategy is to build on the foundation that has been laid over the past few years with concentrated efforts aimed at advancing our pipeline in an as effective and expeditious manner as possible. Our energies and financial resources are focused on the promising research programs currently underway. We currently have four product candidates advancing into and through the clinic, but the cost of simultaneously studying that number of product candidates in clinical trials is substantial for a company of our size. Consequently, we are more committed than ever to making targeted and disciplined investments in areas where we believe we can make a unique contribution, achieve differentiation and have the greatest chances of success. While we have a strong balance sheet and substantial internal financial resources, we are also committed to returning to our stockholders some of the value previously created through the sale of our specialty pharmaceutical operations. On December 21, 2010, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. During the third quarter of 2011, we suspended this share repurchase program. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2011 amounts to 11,461,449 shares at a total cost of $121.5 million, or an average cost per share of approximately $10.60.

          We intend to resume repurchasing shares of outstanding common stock under our $200.0 million share repurchase program. Share repurchases under this program may be made through open market or privately negotiated transactions at such times and in such amounts as we deems appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. There can be no assurance as to the number of shares we will purchase, if any. The share repurchase program may be modified, suspended or terminated at any time without prior notice.

          In the meantime, we are actively pursuing the possibility of partnering with one or more other parties with the objective of enabling us to leverage our investment in our pipeline.

          We have invested in our infrastructure and our people. We have the know-how and the capability to take our pipeline forward. We intend to take the next steps of:

Applying our Customized Pegylation Linker and LNA technologies to further advance our development candidates, and discover and develop novel therapeutics for oncology.

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

          We believe our novel pipeline is differentiated and can provide multiple development opportunities. Our unique product candidates and technology platforms have a wide range of applications.

Continuing to leverage our PEGylation expertise and drug discovery and development expertise to pursue strategic partnerships and business development opportunities.

          We aim to continue seeking opportunities to apply our core PEGylation expertise, as well as our novel Customized Linker Technology, to drug candidates that may benefit from a novel delivery platform. We plan to selectively and strategically out-license our PEGylation technology and Customized Linker Technology to pharmaceutical and biotechnology companies to improve the effectiveness of their existing compounds. We offer potential partners substantial know-how in the area of PEGylation and an experienced management team with extensive experience in researching and developing pharmaceutical products.

RESEARCH AND DEVELOPMENT

          Our drug-development program is focused on advancing novel compounds for the treatment of cancers for which there is an unmet medical need. We are focused on building a proprietary research and development pipeline both through the application of our proprietary technologies and through entering into strategic agreements that provide access to promising product development opportunities within our therapeutic focus.

PEGYLATION TECHNOLOGY

          Since our inception in 1981, our core expertise has been in engineering improved versions of injectable therapeutics through the chemical attachment of polyethylene glycol (PEG). In some cases, PEGylation can render a compound therapeutically effective, whereas the unmodified form had only limited clinical utility. Currently, ten biologic products, seven of which are marketed, utilize our proprietary PEG platform. We continue to receive royalties for six of these products: PEGINTRON®, Sylatron®, Macugen®, CIMZIA®, Adagen® and Oncaspar®. Another one of these products, Pegasys®, also utilizes our PEG platform, but our right to receive royalties on sales of that product ended in 2009.

CUSTOMIZED LINKER TECHNOLOGY

PEG-SN38

          SN38 is the active metabolite of the cancer drug irinotecan, a chemotherapeutic drug marketed as Camptosar® (CPT-11) in the U.S. Unmodified SN38 is insoluble and can only be used to treat cancer by administering a pro-drug. A pro-drug is a compound that is converted into the active drug in the body. Only a small percentage of the pro-drug is converted into SN38 in cancer cells, and the complexity of conversion and metabolism in each patient may result in a variable efficacy and safety profile. Through the use of our PEGylation technology, we designed PEG-SN38 (EZN-2208), a PEGylated conjugate of SN38, to offer therapeutic advantages over unmodified SN38 and existing therapies. The PEGylated version allows parenteral delivery, increased solubility, higher exposure, more profound deoxyribonucleic acid (DNA) damage, inhibition of angiogenesis, and longer apparent half-life of SN38.

          Preclinical data showed that PEG-SN38 demonstrated potent in vitro cytotoxicity against several human cancer cell lines, as well as antitumor activity in several xenograft models of solid tumors and non-Hodgkins lymphoma, including those in which CPT-11 has been shown to be ineffective. Treatment with a single dose or multiple small doses of PEG-SN38 led to complete cures of animals in the breast cancer, neuroblastoma and non-Hodgkin’s lymphoma models. In colorectal and pancreatic cancer preclinical models, PEG-SN38 demonstrated significantly better therapeutic efficacy than CPT-11, at their respective maximum tolerated doses and equivalent dose levels. Importantly, treatment with PEG-SN38 resulted in tumor growth inhibition in CPT-11–resistant tumors and outperformed CPT-11 when given as second-round therapy to animals initially responding to CPT-11. These preclinical studies also showed that PEG-SN38 provided a long circulation half-life and exposure to the parent drug, SN38, in mice. Finally, PEG-SN38 also induced more profound DNA damage and inhibition of angiogenesis than CPT-11.

          In 2007, the FDA accepted our IND for the evaluation of PEG-SN38 in patients with cancer. Two Phase I studies evaluating the safety of two different dosing schedules of PEG-SN38 have been completed. Two Phase II clinical trials are currently ongoing with enrollment already completed. We are conducting a Phase I study in pediatric patients with cancer. In addition, in collaboration with the National Cancer Institute and the National Institutes of Health, we are enrolling in a Phase I study of PEG-SN38 in combination with Avastin® to evaluate the safety of this combination in patients with advanced cancer.

          In 2009, we opened our Phase II trial designed to evaluate patients with metastatic colorectal cancer who have failed oxaliplatin, irinotecan, and fluoropyrimidines, including patients with K-RAS mutated tumors and patients with K-RAS wild type tumors. In May 2011, we announced that, in light of evolving standards of care for the treatment of metastatic colorectal cancer (mCRC), we will discontinue our PEG-SN38 (EZN-2208) clinical program in this disease, following conclusion of its Phase II study. Data from that study were presented at ASCO GI in January 2012. Study investigators concluded the PEG-SN38 was active in combination with Erbitux® in patients with colorectal cancer.

          In January 2010, we started enrolling patients in a Phase II trial for patients with metastatic breast cancer. The study is designed to evaluate the efficacy of single-agent PEG-SN38 in two groups of patients who have received prior therapy regimens of either anthracycline and taxane or anthracycline, taxane, and Xeloda®. Data from that study was presented at the San Antonio Breast Cancer Symposium in San Antonio, TX in December 2011. Study investigators concluded that PEG-SN38 is active and warrants further clinical study in metastatic breast cancer. Enzon is currently seeking a strategic partner to further develop and commercialize PEG-SN38 in this indication as well as in other malignancies. These include pediatric neuroblastoma, in which the product candidate has demonstrated notable anti-tumor activity in a Phase 1 study of PEG-SN38 in children with refractory solid malignancies. Absent such a partnership, the Company does not intend to fund further development of PEG-SN38.

LOCKED NUCLEIC ACID (LNA) TECHNOLOGY-BASED PROGRAMS

          Enzon has a license and collaboration agreement with Santaris Pharma A/S for messenger ribonucleic acid (mRNA) antagonists. We hold rights worldwide, other than in Europe, to develop and commercialize mRNA antagonists based on LNA technology directed against the Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), Survivin and Androgen Receptor (AR) mRNA targets and two additional targets. LNA Technology is based on Locked Nucleic Acid, a proprietary synthetic analog of ribonucleic acid (RNA), which is fixed in the shape adopted by RNA in helical conformation. When incorporated into a short nucleic acid chain (both DNA and RNA are made up of longer chains of natural nucleic acids), the presence of LNA results in several potential therapeutic advantages. Because LNA resembles RNA but is more stable, LNA-containing drugs have both very high binding affinity for mRNA and metabolic stability. Using the antisense principle to block the function of specific mRNAs within cells and tissues, such drugs may have enhanced potency and specificity, and may provide improved efficacy at lower doses than comparable drugs based on alternative chemistry. As a result, mRNA antagonists containing LNA have been demonstrated to be significantly more potent in vitro and in vivo than conventional antisense compounds. In particular, LNA-based mRNA antagonists can be used to switch off the synthesis of proteins believed to promote cancer, thereby leading to control or shrinkage of tumors.

HIF-1 Alpha Antagonist

          The HIF-1 alpha protein is expressed in many cancer types, including common solid tumors. HIF-1 alpha is a key regulator of a large number of genes important in cancer biology, such as angiogenesis, cell proliferation, apoptosis, glucose metabolism, and cell invasion. HIF-1 alpha protein level is low in normal cells, but reaches high intracellular concentrations in a variety of cancers. The expression of HIF-1 alpha is strongly correlated with poor prognosis and resistance to therapy. Drugs targeting HIF-1 alpha thus have the potential to target multiple cancer processes.

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

          In 2007, the FDA accepted our IND for the evaluation of the HIF-1 alpha antagonist in patients with solid tumors and lymphoma. Currently, patient enrollment is complete in two Phase I studies to evaluate the safety of the HIF-1 alpha antagonist using two different dosing schedules. In general, HIF-1 alpha antagonist therapy has been well tolerated, and many patients have received multiple cycles in both studies. We have observed stable disease in a number of patients treated with our HIF-1 alpha antagonist. Tumor shrinkage also was seen in patients with renal cell cancer, liver cancer, sarcoma, and cancer of the tonsil. In collaboration with the National Cancer Institute, we are conducting a pilot study in patients with cancer in the liver.

Survivin Antagonist

          Survivin plays a vital regulatory role in both apoptosis and cell division. Survivin is highly expressed in many cancers and in newly formed endothelial cells engaged in angiogenesis, with little expression in normal adult tissues. Resistance of cancer cells to radiotherapy and cytotoxic drugs (in particular, microtubule-interfering taxanes) is strongly correlated with expression levels of Survivin. Clinically, Survivin expression is associated with poor prognosis, increased cancer recurrence, and resistance to therapy. In January 2009, the FDA accepted our IND for the evaluation of our Survivin antagonist in patients with cancer. The same month, we opened and started enrolling patients in the Phase I study. The trial was designed to first treat patients with Survivin as a single agent; if the patient’s cancer progressed, the patient’s treatment was changed to Survivin in combination with Taxotere®. This allowed us to gain dose and safety information both as a single agent and in combination in a single Phase I study. The study has completed enrollment and the data were presented at the AACR-NCI-EORTC international conference in November 2011.

Androgen Receptor (AR) Antagonist

          The AR is a validated target for the treatment of prostate cancer. Several approved agents prevent androgen binding to the AR or block androgen synthesis and demonstrate therapeutic benefit. Nevertheless, prostate tumors typically develop resistance to currently approved agents. It is likely that the AR still continues to promote cancer growth in such patients. Therefore, our LNA-based AR mRNA antagonist, is a novel and innovative strategy for the treatment of prostate cancer. In preclinical studies, our mRNA antagonist down-regulated the AR and inhibited the growth of prostate cancer that expressed the AR. The FDA accepted our IND for a Phase I study of AR in patients with castration-resistant prostate cancer in the fourth quarter of 2010. We are currently enrolling patients into the open-label, Phase 1a/1b, non-randomized study for adult patients with CRPC, who will receive the drug as a weekly, one-hour intravenous infusion. The study has two phases: Phase 1a will determine the maximum tolerated dose, after which pharmacokinetic and pharmacodynamic studies will be conducted at one or more dose levels in Phase 1b to determine the recommended Phase 2 dose.

Additional Gene Targets

          Enzon has rights to two additional targets. We have worldwide rights, except in Europe, to develop and commercialize the compounds. We presented preclinical data on our HER3 mRNA antagonist and our ß-catenin mRNA antagonist at the American Association for Cancer Research-National Cancer Institute-European Organization for Research and Treatment of Cancer International Conference on Molecular Targets and Cancer Therapeutics: Discovery, Biology and Clinical Applications held in November 2011. We are evaluating, based upon preclinical studies, which of these lead compounds may warrant further investment by us. Any one of these compounds could be returned to Santaris if the findings of our preclinical or clinical work do not support our continued investment.

ROYALTIES

          Our primary source of revenues is the royalties that we receive on sales of marketed products that utilize our proprietary technology. We receive royalties on six marketed products that utilize our proprietary PEGylation platform, namely PEGINTRON®, Sylatron ®, Macugen®, CIMZIA®, Oncaspar and Adagen with PEGINTRON being the largest source of our royalty income. During 2009, our agreement to receive royalties from Pegasys for the treatment of hepatitis C expired.

PRODUCT	INDICATION	COMPANY	EXPIRATION

PEGINTRON (peginterferon alfa-2b) Sylatron (peginterferon alfa 2b)	Chronic hepatitis C Melanoma	Merck	U.S.- 2016 Europe - 2018 Japan - 2019
Macugen (pegaptanib sodium injection)	Neovascular (wet) age- related macular degeneration	OSI Pharmaceuticals, Inc. and Pfizer Inc.	2014
CIMZIA (certolizumab pegol)	Crohn’s disease, rheumatoid arthritis	UCB Pharma	2014
Oncaspar (PEG-L- apsaraginase)	Acute lymphoblastic leukemia	Sigma Tau	2014
Adagen (PEG-adenosine deaminase)	Severe combined immunedeficiency	Sigma Tau	2014

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

          Sales of PEGINTRON have been in decline since 2008. There are a number of new therapies in late stage development that could significantly erode the market for PEGylated interferon which, in combination with the generic antiviral pill, ribavirin, represents the current standard of care. The most advanced new therapies are protease inhibitors that work by blocking the action of the protease enzyme the hepatitis virus needs to replicate. The triple combination therapies (PEGylated interferon, ribavirin and protease inhibitor) that have recently been approved by the FDA are very effective in significantly reducing the hepatitis virus load, and may allow shorter course of therapy, which may be better tolerated by patients. These therapies do not exclusively require PEGINTRON, however. Since 2009, we no longer derive royalties from Pegasys, the other currently available form of PEGylated interferon manufactured by Hoffman La Roche.

          On March 29, 2011, the US Food and Drug Administration (FDA) approved peginterferon alfa-2b (Sylatron®) to treat melanoma with nodal involvement after surgical resection.

          We have out-licensed our proprietary PEGylation and single-chain antibody, or SCA, technologies on our own and through agreements with Nektar Therapeutics, Inc. (Nektar) and Micromet AG (Micromet). Under our original 2002 agreement, Nektar had the lead role in granting sublicenses for certain of our PEGylation patents and we receive royalties on sales of any approved product for which a sublicense has been granted. Effective in January 2007, Nektar’s right to grant additional sublicenses is limited to a certain class of our PEGylation patents. Existing sublicenses granted by Nektar prior to January 2007 were unaffected by this change in Nektar’s rights. Currently, we are aware of five third-party products for which Nektar has granted sublicenses to our PEGylation technology, including Astellas/Eyetech’s Macugen, UCB’s CIMZIA, Affymax and Takeda Pharmaceutical’s HematideTM, Hoffmann-La Roche’s Pegasys and

an undisclosed Pfizer product. Our rights to receive royalties under our agreement with Nektar relating to CIMZIA and Macugen expire in 2014.

          CIMZIA was approved in April 2008 for the treatment of Crohn’s disease. In May 2009, CIMZIA was approved for adult patients suffering from moderate to severe rheumatoid arthritis. Macugen is being marketed by Eyetech in the U.S. and by Pfizer, on behalf of Astellas subsidiary OSI, in the rest of the world for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. Hematide is a synthetic peptide-based erythropoiesis-stimulating agent being evaluated by Affymax and Takeda Pharmaceutical for the treatment of anemia in chronic kidney failure. In late June 2010, Affymax announced preliminary top-line results from the Hematide Phase 3 clinical program. Based on the results obtained, Affymax filed a New Drug Application (NDA) in late 2011. We have the right to use or grant licenses to all of our PEGylation technology for all purposes, including for our own proprietary products or those we may develop with co-commercialization partners or for those that may be developed by third parties.

          As part of the sale of the specialty pharmaceutical business, we are entitled to royalties of from 5 and 10 percent on net sales of the four marketed products (Adagen®, Oncaspar®, Abelcet®, and DepoCyt®) above certain baseline net sales until 2014.

DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

SANTARIS PHARMA A/S LICENSE AGREEMENT

          We are party to a license agreement with Santaris pursuant to which we hold exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha, Survivin and Androgen Receptor (AR) targets, as well as RNA antagonists directed against five additional gene targets selected by us. During 2006, we made payments to Santaris totaling $11 million to acquire the rights to the HIF-1 alpha, Survivin and AR antagonists and for the identification of five additional gene targets. The $11 million was reported as acquired in-process research and development. As of December 31, 2011, we have paid an additional $23 million in milestone payments to Santaris. Milestone payments are charged to research and development expense. We could be required to pay an additional $142 million in milestone payments, upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Any one of the compounds we are currently studying could be returned to Santaris if the findings of our preclinical or clinical work do not support our continued investment. In fact, Enzon has returned three of the targets during 2011. Santaris also is eligible to receive single-digit percentage royalties from any future product sales of products based on the licensed antagonists. Santaris retains the full right to develop and commercialize products developed under the agreement in Europe. The agreement terminates upon the earlier of the expiration of the last royalty term for an LNA compound or material breach by either party. The royalty term expires on a country-by-country and product-by-product basis when the last valid LNA platform patent or LNA compound patent expires not to exceed 21 years with respect to any product. Santaris can terminate the agreement with respect to a specific LNA compound provided by Santaris if we do not achieve certain development milestones for that product.

MERCK AGREEMENT

          Our PEGylation technology was used to develop an improved version of Merck’s product, INTRON A. Merck is responsible for marketing and manufacturing the product, PEGINTRON, worldwide on an exclusive basis and we receive royalties on worldwide sales of PEGINTRON for all indications. Merck’s obligation to pay us royalties on sales of PEGINTRON terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PEGINTRON expires in the country or 15 years after the first commercial sale of PEGINTRON in such country. Currently, expirations of our right to receive royalties are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which we are entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEGINTRON where such third party is not Hoffmann-La Roche.

          We do not supply Merck with PEGINTRON or any other materials and our agreement with Merck does not obligate Merck to purchase or sell specified quantities of any product. Further, we have no involvement in the selling or marketing of PEGINTRON.

          In 2007, we sold a 25-percent interest in future royalties payable to us by Merck on sales of PEGINTRON occurring after June 30, 2007 for a net purchase price of $88.7 million. The royalty sale agreement contained a provision under which we could receive an additional $15.0 million in the first quarter of 2012 if the purchaser received a certain threshold of royalties on net sales of PEGINTRON occurring from July 1, 2007 through December 31, 2011. As of December 31, 2011, this threshold was not reached and no additional payment is due from the purchaser.

          Peginterferon alfa 2b was approved for melanoma in March 2011 under the brand name Sylatron®.

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

Technology

Customized PEGylation Linker Technology (Customized Linker Technology®)

          We are aware that other companies are conducting research on chemically modified therapeutic agents and that certain companies are modifying pharmaceutical products by attaching PEG. Our competitors include The Dow Chemical Company, Nektar Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., Neose Technologies, Inc., NOF Corporation and Urigen Pharmaceuticals, Inc. There may be other chemical, biotechnology and pharmaceutical companies developing PEGylation linker technologies and applying such technologies to develop pharmaceutical product candidates. Some of these companies license or provide the technology to other companies, while others develop the technology for internal use. In addition, there are other delivery technologies (e.g. liposomal, nanoparticles, etc.) that may improve pharmaceutical properties of pharmaceutical compounds.

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

Product Candidates

          HIF-1 alpha antagonist. There are a number of existing therapeutic regimens designed to treat the cancers that we may target with the HIF-1 alpha antagonist. However, we are not aware of any development of another compound that would have a mechanism similar to our HIF-1 alpha mRNA antagonist.

          Survivin antagonist. There are a number of existing therapeutic regimens designed to treat the cancers that we may target with the Survivin antagonist. We are aware of several companies, including Isis Pharmaceuticals/Eli Lilly, that are actively working on compounds targeting Survivin.

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

          PEG-SN38. There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat the same cancer indications that our PEG-SN38 may be developed to treat. Additionally, there are a number of drugs in development based on the active metabolite SN38. If these drugs are approved, they could compete directly with our PEG-SN38. These include products in development from Bristol-Myers Squibb Company, Pfizer Inc., GlaxoSmithKline plc, Antigenics Inc., Hoffman-La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm, Inc., Meditech Research Limited and others. Nektar Therapeutics is also developing a PEGylated form of irinotecan. Irinotecan is a pro-drug of SN38. Nektar has reported that this product candidate is currently in Phase III trials.

PEGINTRON

          PEGINTRON, marketed by Merck, competes directly with Hoffmann-La Roche’s Pegasys. Merck and Hoffmann-La Roche have been the major competitors in the global interferon alfa market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively, and the PEGylated interferon-based combination therapy is a highly competitive market. Further, Merck has reported that the overall hepatitis C market has been contracting. Additionally, there is much research being conducted on various formulations of alpha interferon as well as many non-Interferon-based compounds being investigated for the treatment of hepatitis C. Two novel agents, protease inhibitors boceprevir (Merck) and Telaprevir (Vertex/Johnson & Johnson), were approved by the FDA in 2011. Boceprevir was studied in combination with PEGINTRON and Telaprevir was studied in combination with Pegasys. Furthermore, there are several novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C which either include or eliminate combination with pegylated interferon-based therapies. It is possible that this research could lead to a competing product or ultimately to interferon-free combination therapy in the future.

Sylatron

          PegIntron was approved for melanoma in March 2011 under the brand name Sylatron®. Merck competes with marketed drugs sold by Bayer and by Bristol-Myers Squibb.

Macugen

          Macugen, marketed by Eyetech Inc. and Pfizer Inc., on behalf of OSI Pharmaceuticals LLC, a subsidiary of Astellas Pharma Inc., currently competes against several other therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD). Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen.

CIMZIA

          CIMZIA marketed by UCB Pharmaceuticals, Inc. currently competes against therapies for the treatment of moderate to severe rheumatoid arthritis and Crohn’s disease. CIMZIA is a biologic medicine that counteracts tumor necrosis factor (or TNF), which promotes inflammation of the joints in rheumatoid arthritis. Other TNF inhibitors approved for the treatment of rheumatoid arthritis include etanercept, infliximab, adalimumab, and golimumab. Infliximab and adalimumab are also used in the treatment of Crohn’s disease. Both diseases also have additional approved treatments that are not TNF inhibitors, as well as other treatments in various stages of preclinical or clinical testing. If approved, these treatments would also compete with CIMZIA.

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

          The patent covering our original PEG technology, which we had licensed from Research Corporation Technologies, Inc., contained broad claims covering the attachment of PEG to polypeptides. However, this U.S. patent and its corresponding foreign patents have expired. Based upon the expiration of the Research Corporation patent, other parties may make, use, or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those that we hold. We have obtained and intend to continue to pursue patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We also have obtained patents relating to the specific composition of the PEG- modified compounds that we have identified or created. We will continue to seek such patents as we develop additional PEG-enhanced products. We cannot assure you that we will be able to prevent infringement by unauthorized third parties or that competitors will not develop competitive products outside the protection that may be afforded by our patents. We have three patents that relate to our PEG-SN38 clinical candidate.

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

          The approval process can take a number of years, if approval is obtained at all, and often requires substantial financial resources, including license application fees. The results of preclinical studies and initial clinical trials are not necessarily predictive of the results from large-scale clinical trials, and clinical trials may be subject to additional costs, delays or modifications due to a number of factors, including the difficulty in obtaining enough patients, clinical investigators, drug supply, or financial support. Certain clinical trials performed under an IND must be registered in the official clinical trial website, and non-compliance can result in significant fines. The FDA has the power to impose changes relating to safety and efficacy of approved products. The FDA can impose substantial fines if these requirements are not carried out to the agency’s full satisfaction. Upon approval, a drug product or biological product may be marketed only in those dosage forms and for those indications approved in the NDA or BLA.

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

  untitled and warning letters,
  suspension of manufacturing,
  seizure of a product,
  voluntary recall of a product,
  injunctive actions and
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

          PEGINTRON has been approved for treatment of hepatitis C in the European Union, the U.S., Japan and China, and for the treatment of hepatitis B in China. None of the product candidates we are developing has been approved for marketing in the U.S. or elsewhere.

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

EMPLOYEES

          As of December 31, 2011, we employed 72 persons, including 21 persons with Ph.D. and/or M.D. degrees. None of our employees is covered by a collective bargaining agreement. All of our employees are covered by confidentiality agreements. We consider our relations with our employees to be good.

          In September 2011, we announced a reduction in force that will reduce the number of employees by June 2012. Once this reduction in force is fully implemented, we expect to have fewer than 50 employees. The majority of the reductions in force occurred by January 2012.

     Management Update

          Effective October 17, 2011, Ralph del Campo’s employment as our Chief Operating Officer and Principal Executive Officer concluded, and Ana I. Stancic was promoted to Executive Vice President, Chief Operating Officer and Principal Executive Officer. Ms. Stancic also continues to serve as our Chief Financial Officer.

          Effective December 19, 2011, Timothy G. Daly was appointed our Vice President, Controller and Chief Accounting Officer.

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

Risks Relating to Our Business

We may incur losses over the next several years and may never achieve or sustain profitability.

          We have limited sources of revenues and we may incur losses over the next several years, including for the year ending December 31, 2012. We also expect to spend significant amounts to continue researching and developing our product candidates and technologies.

          None of our product candidates has been approved by the FDA, and none of them has been commercialized. We do not know when we will have products approved by the FDA or commercialized, if ever. In the absence of revenue from the sale of products or other new sources, our losses will continue as we conduct our research and development activities.

Development of any successful product candidates is highly uncertain due to the extended testing and regulatory review process required before marketing clearance can be obtained and failure to develop, obtain regulatory approval and commercialize our product candidates could materially harm our business.

          There is a high risk of failure for pharmaceutical product candidates. Only a small minority of all research and development programs ultimately result in commercially successful drugs. We may never succeed in developing an approved drug. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time periods before commercialization of any of these products are long and uncertain. Risks during development and commercialization include the possibility that: (i) any or all of our product candidates will be found to be ineffective; (ii) our product candidates will have adverse side effects or will otherwise fail to receive the necessary regulatory approvals; (iii) our product candidates may be effective but uneconomical to manufacture or market; or (iv) our competitors may market equivalent or superior products. For example, in May 2011, we announced that, in light of evolving standards of care for the treatment of metastatic colorectal cancer (mCRC), we will discontinue our PEG-SN38 (EZN-2208) clinical program in this disease, following conclusion of the Phase II study.

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

          From time to time, we may establish and announce certain development goals for our product candidates and programs. However, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing our preclinical programs into clinical testing, advancing our clinical programs into later clinical phases, or in obtaining regulatory approval, our business prospects may be harmed.

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

Our financial results are heavily dependent on the continued sales of PEGINTRON on which we receive royalties, and if revenues from these royalties or royalties from the sales other products materially decline, our results of operations and financial position could be materially harmed.

          Our results of operations are heavily dependent on the royalty revenues we receive from the sale of PEGINTRON, which is marketed by Merck and sales of which have been in decline since 2008. As a consequence, a continued decline in the sales of PEGINTRON could adversely affect our operating results and financial position. We cannot assure you that Merck will continue to generate sales of PEGINTRON at levels that would enable us to receive royalties in amounts that are comparable with the amounts of royalties that we have received in recent years. The amount and timing of resources dedicated by Merck to the marketing of PEGINTRON is not within our control. Our royalty revenues will be negatively affected if sales of PEGINTRON are limited for any reason, including if Merck cannot market PEGINTRON effectively as a result of competitive, manufacturing, regulatory or other issues.

          Products that compete with PEGINTRON have been and potentially will be introduced by other drug manufacturers. Hoffmann-La Roche’s Pegasys, a competing PEGylated interferon alfa, has resulted in significant competitive pressure on PEGINTRON sales in the U.S. and all international markets. Pegasys has taken market share away from PEGINTRON and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PEGINTRON in certain markets where it competes with Pegasys and the royalties we receive on those sales have declined. We cannot assure you that Pegasys will not continue to gain market share at the expense of PEGINTRON which could result in lower PEGINTRON sales and lower royalties to us. There are several novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C which either include or eliminate combination with pegylated interferon-based therapies. It is possible that this research could lead to a competing product or ultimately to interferon-free combination therapy in the future.

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

          We may require substantial additional capital to:

  fund research and development activities;
  conduct pre-clinical studies and clinical trials; and
  undertake other activities relating to the development of product candidates.

          Our future capital needs depend on many factors, including:

  the scope, duration and expenditures associated with our research and development programs;
  continued scientific progress in these programs;
  the outcome of potential licensing transactions, if any;
  competing technological developments;
  our proprietary patent position in our products; and
  the regulatory approval process for our product candidates.

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

We depend on our collaborative partners, and if we lose our collaborative partners or they do not apply adequate resources to our collaborations, our product development and financial performance may suffer.

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

We purchase some of the compounds utilized in our product candidates from a single source or a limited group of suppliers, and the partial or complete loss of any one of these suppliers could cause production delays and a substantial loss of revenues.

          We purchase the unmodified pharmaceutical compounds, bulk PEGs and other compounds used to manufacture our product candidates from outside suppliers. In some cases, we have a limited number of suppliers.

          Our reliance on our suppliers exposes us to significant risks. These suppliers might:

  be unable or unwilling to provide us with sufficient materials to meet our demands;
  fail to meet our standards of quality or other specifications;
  increase significantly the prices they charge us for materials; or
  not carry out their contractual duties or meet anticipated deadlines, which could result in delays in obtaining or maintaining regulatory approvals.

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

  negative or ambiguous results regarding the efficacy of the product candidate;
  undesirable side effects that delay or extend the trials or make the product candidate not medically or commercially viable;
  inability to recruit and qualify a sufficient number of patients for our trials;
  regulatory delays or other regulatory actions, including changes in regulatory requirements;
  difficulties in obtaining sufficient quantities of the product candidate manufactured under current good manufacturing practices;
  delays, suspension or termination of the trials imposed by us, an independent institutional review board for a clinical trial site, or clinical holds placed upon the trials by the FDA; and
  our failure to obtain adequate financial resources to fund these trials.

We depend on third parties to conduct the clinical trials for our product candidates, and any failure of those parties to fulfill their obligations could harm our development and commercialization plans.

          We depend on independent clinical investigators, contract research organizations, academic institutions and other third-party service providers to conduct clinical trials for our product candidates. Although we rely heavily on these parties for successful execution of our clinical trials, we are ultimately responsible for the results of their activities and many aspects of their activities are beyond our control. For example, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, but the independent clinical investigators may prioritize other projects over ours or may fail to timely communicate issues regarding our products to us. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The early termination of any of our clinical trial arrangements, the failure of third parties to comply with the regulations and requirements governing clinical trials or our reliance on results of trials that we have not directly conducted or monitored could hinder or delay the development, approval and commercialization of our product candidates and would adversely affect our business, results of operations and financial condition.

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

          We believe that our patent rights are enforceable. However, those rights may prove unenforceable or invalid, or may expire prior to the commercialization of our product candidates, thus allowing others to more effectively compete with us. Therefore, any patents that we own or license may not adequately protect our product candidates or our future products. If we are not able to protect our patent positions, our business and financial condition could be materially harmed. We may become aware that certain organizations are engaging in activities that infringe certain of our patents, including our PEGylation technology patents. We may be unable to enforce our patents and other rights against such organizations.

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

          Third parties from time to time may assert that we are infringing their patents, trade secrets or know-how. In addition, our technology may infringe patents that may be issued in the future to third parties. We could incur substantial costs in defending ourselves and our partners against any such claims. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability or our partners’ ability to further develop or commercialize some or all of our products or technology in the U.S. and abroad, and could result in the award of substantial damages. If we are found to infringe other parties’ patents, trade secrets or know-how, we may be required to obtain one or more licenses from third parties or be unable to proceed with development or commercialization of our product candidates. We may not be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required license could have a material adverse effect on us.

We may have to develop or license alternative technologies if we are unable to obtain key technology from third parties or maintain our rights to technology we license from third parties.

          We have licensed patents and patent applications from Santaris under a collaboration and license agreement. Some of our proprietary rights have been licensed to us under agreements that have performance requirements or other contingencies. The failure to comply with these provisions could lead to termination or modifications of our rights to these licenses. Additionally, we may need to obtain additional licenses to patents or other proprietary rights from other parties to facilitate development of our proprietary technology base. The ownership of patents exclusively licensed to us may be subject to challenge if inventorship was not adequately investigated and represented. If our existing licenses are terminated or if we are unable to obtain such additional licenses on acceptable terms, our ability to perform our own research and development and to comply with our obligations under our collaborative agreements may be delayed while we seek to develop or license alternative technologies.

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

          The FDA and foreign and state regulators require manufacturers to register manufacturing facilities. The FDA and these regulators also inspect these facilities to confirm compliance with current good manufacturing practices or similar requirements that the FDA and these regulators establish. The manufacture of product candidates and key reagents at any facility is subject to strict quality control, testing, and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. Ultimately, we, our third-party manufacturers, our licensees or other suppliers may not meet these requirements. Our third-party manufacturers may face manufacturing or quality control problems causing product production and shipment delays or a situation where we or they may not be able to maintain compliance with the FDA’s current good manufacturing practices requirements or those of foreign or state regulators, necessary to continue manufacturing our product candidates and materials. Any failure to comply with current good manufacturing practices requirements or other FDA and foreign or state regulatory requirements could adversely affect our clinical research activities and our ability to market and develop our products candidates.

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

          Although we maintain product liability insurance for claims arising from the use of our product candidates in clinical trials prior to FDA approval and for claims arising from the use of our products after FDA approval at levels that we believe are appropriate, we may not be able to maintain our existing insurance coverage or obtain additional coverage on commercially reasonable terms for the use of our other product candidates and products in the future. Also, our insurance coverage and resources may not be sufficient to satisfy any liability resulting from product liability claims, which could materially harm our business, financial condition or results of operations.

We depend on key personnel, some of whom we have lost from time to time, and may not be able to retain existing key personnel or recruit additional qualified personnel, which would harm our business.

          Because of the specialized scientific nature of our business, we are highly dependent upon qualified research and development scientists, technical and managerial personnel. There is intense competition for qualified personnel in the pharmaceutical field. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. Our ability to continue to retain our research and development scientists, technical and managerial personnel is not assured.

          During 2011, we lost some key personnel. Effective April 4, 2011, Ivan D. Horak, M.D. resigned as our President of Research and Development and Chief Scientific Officer. Effective July 1, 2011, Paul Davit’s employment as our Executive Vice President, Human Resources & Administration concluded. Effective October 17, 2011, Ralph del Campo’s employment as our Chief Operating Officer and Principal Executive Officer concluded. Ana I. Stancic is currently serving as our Chief Operating Officer, Principal Executive Officer, Executive Vice President and Chief Financial Officer.

          The loss of the services of one or a combination of our senior executives, as well as the failure to retain existing, or recruit additional, key research and development scientists, technical and managerial personnel in a timely manner, could have an adverse effect on our business.

As a result of our restructuring initiatives and the related reductions in our workforce, we are in the process of reallocating certain employment responsibilities and may outsource certain corporate functions which could have the potential to affect our internal control over financial reporting and make us more dependent on third-parties to perform these corporate functions.

          In September 2011, we announced a reduction in force that will reduce the number of employees by approximately 48 percent by June 2012. Once this reduction in force is fully implemented, we expect to have fewer than 50 employees. In addition, in both the first and fourth quarters of 2010, we initiated restructurings which together resulted in the elimination of 97 employee positions. The reductions resulted, or will result, in the reallocation of certain responsibilities, which could adversely impact operational efficiencies, employee performance, employee retention or internal controls. Also, as a result of these reductions, we may be required to outsource certain corporate functions, which will make us more dependent on third-parties for the performance of these functions in connection with our business and product candidates. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, effectively design adequate internal and compensating controls, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to advance our business or product candidates may be significantly impaired and our stock price may be adversely affected.

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

          There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat the same cancer indications that our PEG-SN38 may be developed to treat. Additionally, there are a number of drugs in development based on the active metabolite SN38. If these drugs are approved, they could compete directly with our PEG-SN38. These include products in development from Bristol-Myers Squibb Company, Pfizer Inc., GlaxoSmithKline p/c, Antigenics Inc., Hoffman–La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm, Inc., Meditech Research Limited and others. Nektar Therapeutics is also developing a PEGylated form of irinotecan. Irinotecan is a prodrug of SN38.

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

          Regulatory approval may:

  limit the indicated uses for a product;
  otherwise limit our ability to promote, sell and distribute the product;
  require that we conduct costly post-marketing surveillance; and
  require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product, such as a safety issue. If we or our third-party manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in:

➢	refusals or delays in the approval of applications or supplements to approved applications;
➢	refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications;
➢	warning letters;
➢	import or export restrictions;
➢	product recalls or seizures;
➢	injunctions;
➢	total or partial suspension of production;
➢	fines, civil penalties or criminal prosecutions; and
➢	withdrawals of previously approved marketing applications or licenses.

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
  establishment and demonstration of clinical efficacy and safety;
  cost-effectiveness of our products;
  alternative treatment methods and potentially competitive products; and
  the availability of third-party reimbursement.

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

          In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which constitute sweeping health care reform legislation intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the health care reform legislation revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, beginning in 2011, the new health care reform legislation imposed a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. We will not know the full effects of the health care reform legislation until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effects of the health care reform legislation, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. In addition, the Budget Control Act of 2011 mandates, among other things, reductions in Medicare payment rates if a sufficient deficit reduction plan is not approved, and a reduction in funding for Medicare, Medicaid or similar government programs may adversely affect our future results.

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

Risks Relating to Our Common Stock and our Convertible Notes

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

  the level of revenues we generate from royalties we receive;
  the losses we incur;
  the results of preclinical testing and clinical trials by us, our collaborative partners or our competitors;
  announcements of technical innovations or new products by us, our collaborative partners or our competitors;
  the status of our corporate collaborations and supply arrangements;
  regulatory approvals;
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

Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

          Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the market price of our common stock. As of December 31, 2011, we had 48,292,702 shares of common stock outstanding. As of that date, the following securities that may be exercised for, or are convertible into, shares of our common stock were outstanding:

  4% convertible senior notes due 2013 (the “2013 convertible notes”). As of December 31, 2011, our 2013 convertible notes could be converted into 13.6 million shares of our common stock at a conversion price of $9.55 per share.
  Options. Stock options to purchase 3.1 million shares of our common stock at a weighted average exercise price of approximately $12.19 per share.
  Restricted stock units. Approximately 0.7 million shares of our common stock are issuable in respect of outstanding restricted stock units held by officers, employees and directors.

          The shares of our common stock issuable upon the exercise of options, the settlement of restricted stock units and the conversion of the 2013 convertible notes are currently registered under the Securities Act of 1933, as amended, and, therefore, once those shares of common stock are issued, they may be eligible for public resale. As a result, if a large number of shares of our common stock are sold into the public market, or if there is an expectation of such sales, these sales or expectations of these sales, could reduce the market price of our common stock and impede our ability to raise future capital.

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

Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

          Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware corporate law, could make it more difficult for a third party to acquire us, even though such acquisitions may be beneficial to our stockholders. These anti-takeover provisions include:

  lack of a provision for cumulative voting in the election of directors;
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

          Further, we have in place a stockholder rights plan, commonly known as a “poison pill.” The provisions described above, our stockholder rights plan and provisions of Delaware corporate law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price. We also have agreements with our executive officers that provide for change of control severance benefits which provides for cash severance, restricted stock, restricted stock units and option award vesting acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition or other change in control. These agreements could discourage a third party from acquiring us.

The issuance of preferred stock may adversely affect rights of our common stockholders.

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

A small number of stockholders own a large percentage of our common stock and can influence the outcome of matters submitted to our stockholders for approval.

           A small number of our stockholders own a large percentage of our common stock and can therefore influence the outcome of matters submitted to our stockholders for approval. Based on information known to us as of February 14, 2012, our six largest stockholders collectively control a majority of our outstanding common stock. As a result, these stockholders collectively have the ability to influence the outcome of matters submitted to our stockholders for approval, including certain proposed amendments to our amended and restated certificate of incorporation (for example, amendments to increase the number of authorized shares) and any proposed merger, consolidation or sale of all or substantially all of our assets. These stockholders may support proposals and actions with which you may disagree. The concentration of ownership could also delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could reduce the price of our common stock.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          The following are all of the facilities that we currently lease:

Location	Principal Operations	Approx. Square Footage	Approx. Annual Rent	Lease Expiration

20 Kingsbridge Road Piscataway, NJ	Research & Development	56,000	$640,000(1)	July 31, 2021
685 Route 202/206 Bridgewater, NJ	Subleased	19,000	$530,000(2)	January 31, 2013
300 Corporate Ct. S. Plainfield, NJ	Subleased	24,000	$228,000(3)	October 31, 2012

(1)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $640,000 to $773,000.
(2)	Amount shown in table represents our obligation to our landlord. The facility is being subleased by us to a third party for $413,000 per year through January 31, 2013.
(3)	Amount shown in table represents our obligation to our landlord. The facility is being subleased by us to a third party for $294,000 per year through October 31, 2012.

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

Item 3. Legal Proceedings

          From time to time, we are engaged in litigation arising in the ordinary course of our business. There is currently no pending material litigation to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures

          Not applicable.

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

          Our common stock is traded on the Nasdaq Global Market under the trading symbol “ENZN”.

          The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2011 and December 31, 2010 as reported by the Nasdaq Global Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2011
First Quarter	$12.61	$10.00
Second Quarter	11.82	9.93
Third Quarter	10.46	7.03
Fourth Quarter	8.10	6.13

Year Ended December 31, 2010
First Quarter	$11.37	$8.86
Second Quarter	11.52	9.25
Third Quarter	11.35	10.15
Fourth Quarter	12.71	10.50

Performance Graph

          The following graph compares the percentage change in cumulative total stockholder return on our common stock for our fiscal years ended December 31, 2007 through December 31, 2011 with the cumulative total return over the same period of (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index.

          Total Return To Shareholders

          The comparison below displays the annual percentage return in an investment in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	12/07	12/08	12/09	12/10	12/11

Enzon Pharmaceuticals, Inc.	11.99	-38.82	80.62	15.48	-44.90
Nasdaq Composite Index	9.81	-40.54	43.89	16.91	-1.80
Nasdaq Biotechnology Index	4.58	-12.63	15.63	15.01	-11.81

          The comparison below assumes $100 was invested on December 31, 2006 in our common stock, the Nasdaq Index and the Nasdaq Biotechnology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/06	12/07	12/08	12/09	12/10	12/11

Enzon Pharmaceuticals, Inc.	100	111.99	68.51	123.74	142.89	78.73
Nasdaq Composite Index	100	109.81	65.29	93.95	109.84	107.86
Nasdaq Biotechnology Index	100	104.58	91.38	105.66	121.52	135.86

Holders

          As of March 6, 2012, there were 1,206 holders of record of our common stock.

Dividends

          We have never declared or paid any cash dividends on our common stock.

Repurchase of Equity Securities

Common Stock

          On December 21, 2010, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200 million of our outstanding common stock. During the third quarter of 2011, we suspended this share repurchase program. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2011 amounts to 11,461,449 shares at a total cost of $121.5 million, or an average cost per share of approximately $10.60.

          We intend to resume repurchasing shares of outstanding common stock under this program. Share repurchases under this program may be made through open market or privately negotiated transactions at such time and in such amounts as we deem appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. There can be no assurance as to the number of shares we will purchase, if any. The share repurchase program may be modified, suspended or terminated at any time without prior notice.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1, 2011 – October 31, 2011	—	—	—	$78,490,135
November 1, 2011 – November 30, 2011	—	—	—	$78,490,135
December 1, 2011 – December 31, 2011	—	—	—	$78,490,135
Total	—	—	—	$78,490,135

Item 6. Selected Financial Data

          The following selected financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 are derived from our audited financial statements. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,

	2011	2010	2009	2008	2007

	(in thousands, except per share data)
Consolidated Statement of Operations Data: (1)
Total revenues (1)	$48,072	$97,865	$51,408	$56,969	$65,161
Research and development - pipeline	40,180	49,883	45,639	43,484	45,522
Gain on sale of royalty interest (2)	—	—	—	—	(88,666)
Other operating expenses	24,347	48,557	62,862	54,974	42,526

Operating (loss) income	(16,455)	(575)	(57,093)	(41,489)	65,779
Investment income, net	1,735	3,465	4,312	6,612	10,918
Interest expense	(5,929)	(6,315)	(11,514)	(12,681)	(17,380)
Other, net, including investment impairment	91	288	5,008	1,246	954
Income tax (expense) benefit	(205)	337	2,085	(255)	(1,525)

(Loss) income from continuing operations	(20,763)	(2,800)	(57,202)	(46,567)	58,746
Income and gain from discontinued operations, net of income tax (1)	—	180,043	57,885	43,852	24,307

Net (loss) income	$(20,763)	$177,243	$683	$(2,715)	$83,053

(Loss) earnings per common share - continuing operations:
Basic	$(0.40)	$(0.05)	$(1.26)	$(1.05)	$1.34
Diluted	$(0.40)	$(0.05)	$(1.26)	$(1.05)	$0.81
Earnings per common share - discontinued operations:
Basic	$—	$3.08	$1.28	$0.99	$0.55
Diluted (4)	$—	$3.08	$1.28	$0.99	$0.33
(Loss) earnings per common share - net (loss) income:
Basic	$(0.40)	$3.03	$0.02	$(0.06)	$1.89
Diluted (4)	$(0.40)	$3.03	$0.02	$(0.06)	$1.14

No dividends have been declared.

	December 31,

	2011	2010	2009	2008	2007

	(in thousands)
Consolidated Balance Sheet Data:
Total current assets (1)	$165,261	$434,616	$145,212	$178,142	$281,177
Total current liabilities (3)	15,264	18,387	24,997	36,094	105,482
Total assets (1)	343,209	488,857	332,749	349,253	420,357
Notes payable (3)	129,499	134,499	250,050	267,550	275,000
Total stockholders’ equity (1)	197,181	331,857	53,283	41,661	36,573

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

(4)

In a period in which a loss from continuing operations is reported, all other computations of diluted per-share amounts for that period must be made exclusive of potential dilutive shares. For this reason, in the years ended December 31, 2011, 2010, 2009, and 2008, diluted earnings per share for discontinued operations and net income are the same as basic earnings per share. For the year ended December 31, 2007, diluted net earnings per share reflected the effects of dilutive shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Information and Factors That May Affect Future Results

          The following discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the following discussion, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved.

          The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Overview

          We are a biotechnology company dedicated to the research and development of innovative therapeutics for cancer patients with high unmet medical needs. We are managed as a single operating unit. Our drug development programs utilize two platforms – Customized PEGylation Linker Technology (Customized Linker Technology®)and third-generation messenger ribonucleic acid (mRNA) antagonists utilizing the Locked Nucleic Acid (LNA) technology. We currently have four compounds in human clinical development - PEG-SN38, a PEGylated version of the active metabolite of the cancer drug irinotecan, and mRNA antagonists targeting Hypoxia-Inducible Factor-1α (HIF-1α), Survivin, and the Androgen Receptor (AR). In addition, we have novel LNA targets in various stages of preclinical research.

          We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary Customized Linker Technology – primarily PEGINTRON marketed by Merck & Co., Inc. (Merck).

          In order to better focus on our portfolio of innovative oncology programs, we divested our specialty pharmaceutical business comprised principally of what had previously been our Products and Contract Manufacturing segments. Prior to the January 29, 2010 closing of the transaction, we were a biopharmaceutical company involved in the development, manufacture, and commercialization of medicines for patients with cancer and other life-threatening conditions. We operated in three business segments: Products, Royalties, and Contract Manufacturing. We had a portfolio of four marketed products: Oncaspar, for first-line treatment of patients with acute lymphoblastic leukemia (ALL); DepoCyt, for the treatment of lymphomatous meningitis; Abelcet, for the treatment of invasive fungal infections; and Adagen, for the treatment of severe combined immunodeficiency disease. The contract manufacturing business involved the manufacture of products for other pharmaceutical companies.

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

          The sale of our specialty pharmaceutical business also involved the sale of certain in-process research and development associated with the divested products, which resulted in the potential receipt of certain contingent milestone payments, the potential receipt of certain royalties, and our provision of various transitional services to the purchaser. Each of these aspects of the transaction is discussed below in greater detail.

Results of Continuing Operations (in millions of dollars):

	Year Ended December 31,

	2011	2010	2009

Revenues:
Royalties	$40.9	$44.9	$51.4
Sale of in-process research and development	5.0	40.9	—
Contract research and development	1.5	9.3	—
Miscellaneous income	0.7	2.8	—

Total revenues	48.1	97.9	51.4
Operating expenses:
Research and development - pipeline	40.2	49.9	45.6
Research and development - specialty and contracted services	1.0	7.2	24.6
General and administrative	17.3	25.4	37.6
General and administrative - contracted services	0.1	2.0	—
Restructuring charge	6.0	14.0	0.7

Operating loss	(16.5)	(0.6)	(57.1)
Other expense	(4.1)	(2.5)	(2.2)
Income tax (expense) benefit	(0.2)	0.3	2.1

Loss from continuing operations	$(20.8)	$(2.8)	$(57.2)

Overview

          The sale of the specialty pharmaceutical business in January 2010 had numerous effects on our financial results and makes year-to-year comparisons and inferences regarding future trends difficult. Even after reclassifying the majority of revenues and expenses of the divested business as discontinued operations, several large and unique items remain that are reported as part of continuing operations but that are not expected to be recurring events:

  The sale of in-process research and development for $40.9 million in 2010 and the related $5.0 million milestone payment received in 2011 were part of the total sale of the specialty pharmaceutical business but are reported as part of continuing operations because we continue to operate as a research and development organization.
  Revenues from a transition services agreement entered into with the purchaser of the specialty pharmaceutical business totaling $11.8 million in 2010 (contract research and development and the majority of miscellaneous income) diminished significantly in 2011 and we expect no meaningful activity in 2012.
  Operating expenses for research and development contracted services in 2010 largely represented the expenses incurred ($5.5 million) in support of the transition services revenues mentioned above and also diminished significantly in 2011 to approximately $1.0 million. Also in this caption are the expenses incurred by us prior to the sale of the specialty pharmaceutical business in support of the products we owned at that time ($1.7 million in 2010 and $24.6 million in 2009).

          After taking these items and the restructuring charges of $6.0 million and $14.0 million in 2011 and 2010, respectively, into account, visibility of the underlying trends we have experienced in royalty revenues, research and development spending and general and administrative expenses is enhanced. These and other elements of our statements of operations are discussed more fully below.

Royalty Revenues (in millions of dollars):

	Year Ended December 31,

	2011	% Change	2010	% Change	2009

Royalty revenue	$40.9	(9)	$44.9	(13)	$51.4

          The majority of royalty revenue relates to sales of PEGINTRON, a PEG-enhanced version of the alpha-interferon product, INTRON A, marketed by Merck, for the treatment of chronic hepatitis C. Other royalty revenues and certain licensing revenues relate to the application of our technology to third-party products including those under a cross-license agreement with Nektar Therapeutics, Inc. (Nektar) under which we receive a share of the royalties and licensing income received by Nektar. There are currently two third-party products for which Nektar has granted sublicenses to our PEGylation technology and for which we are participating in royalty and licensing income revenues: UCB’s CIMZIA for the treatment of Crohn’s disease and rheumatoid arthritis in the European Union and OSI and Pfizer’s Macugen for the treatment of neovascular (wet) age-related macular degeneration. There were previously three products for which Nektar had granted sublicenses to our PEGylation technology, but our right to receive royalties on sales of Pegasys ended, by contract, effective in October 2009. We are also entitled to royalties from the purchaser of the specialty pharmaceutical business of 5 to 10 percent on incremental net sales through 2014, above a 2009 baseline amount, from the four marketed products we sold to them.

          Royalty revenue declined approximately 9 percent in 2011 compared to 2010. This was driven almost entirely by lower sales of PEGINTRON, which also declined approximately 9 percent during the same period. In May 2011, the U.S. Food and Drug Administration (“FDA”) approved VICTRELIS™ (boceprevir), for the treatment of chronic hepatitis C (CHC). VICTRELIS is approved for the treatment of CHC genotype 1 infection, in combination with peginterferon alfa and ribavirin, in adult patients (18 years of age and older) with compensated liver disease, including cirrhosis, who are previously untreated or who have failed previous interferon and ribavirin therapy. In addition, in May 2011, the FDA also approved INCIVEK (telaprevir) to treat certain adults with chronic hepatitis C infection. INCIVEK is used for patients who have either not received interferon-based drug therapy for their infection or who have not responded adequately to prior therapies. INCIVEK is approved for use in combination with peginterferon alfa and ribavirin. We believe that the approval of these drugs may result in increased sales of PEGINTRON in the future; however, we have no clear evidence at this point of what impact, if any, these new therapies for hepatitis C may have on sales of PEGINTRON. Royalties on net sales of CIMZIA and Macugen were relatively flat for 2011 versus 2010, while royalties on the on net sales of the four divested marketed products declined by approximately 17% year-over-year.

          Royalty revenue declined approximately 13 percent in 2010 compared to 2009. This was primarily the result of declining sales of PEGINTRON, which were 11 percent lower during the same period. Further contributing to the full-year decline was the absence of royalties from Pegasys in 2010, partially offset by growth in sales of CIMZIA. Macugen royalties were flat for the year. During 2010, we recognized for the first time royalties earned on net sales of products we divested as part of the sale of the specialty pharmaceutical business.

           Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. We derive almost all of our royalties from sales of PEGINTRON, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PEGINTRON terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PEGINTRON expires in the country or 15 years after the first commercial sale of PEGINTRON in such country. Currently, expirations of our right to receive royalties are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan.

          In 2007, we sold a 25% interest in PEGINTRON royalties. Accordingly, amounts reflected above represent our 75% share of total royalties remitted by Merck. The royalty sale agreement contained a provision under which we could receive an additional $15.0 million in the first quarter of 2012 if the purchaser received a certain threshold of royalties on net sales of PEGINTRON occurring from July 1, 2007 through December 31, 2011. As of December 31, 2011, this threshold was not reached and no additional payment is due from the purchaser.

          Other factors potentially affecting our royalty revenues include new or increased competition from products that may compete with the products for which we receive royalties, the effectiveness of marketing by our licensees, and new uses and geographies for PEGINTRON, CIMZIA and Macugen. Our rights to receive royalties on CIMZIA and Macugen will terminate in 2014.

Non-U.S. Revenue

          We recognized royalties on non-U.S. sales of $33.7 million, $37.9 million, and $42.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, of which royalties recognized on sales in Europe were $11.6 million, $13.4 million, and $16.6 million, respectively. Our non-U.S. royalties are denominated in U.S. dollars and are included in total revenues.

Sale of In-Process Research and Development

          When we sold our specialty pharmaceutical business, we retained our research and development organization. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. The in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business and, in connection with the sale, $40.9 million was recognized as revenue in the first quarter of 2010. During the first quarter of 2011, we earned and recognized an additional $5.0 million milestone payment related to divested in-process research and development. The selling price of the in-process research and development represented management’s best estimate of its standalone fair value based on the stage of development and future milestone payment consideration. All necessary technology and know-how were transferred to the purchaser at the time of the sale and the purchaser could resell the in-process research and development asset. At the time of the sale, the activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could have been performed by the purchaser or others.

Contract Research and Development Revenue

          Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our ongoing involvement in the research and development related to the divested products. We are being compensated for this work at actual cost plus a mark-up per the terms of the transition services agreement. Revenue was generated from these services in the amount of $1.5 million and $9.3 million for the years ended December 31, 2011 and 2010, respectively. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2011and we do not expect meaningful activity or revenue under this transaction services agreement in 2012.

Miscellaneous Income

          Miscellaneous income includes rental receipts totaling approximately $0.6 million and $0.3 million in 2011 and 2010, respectively, in connection with the sublease of unused manufacturing and excess office facilities for which we have ongoing lease commitments. The underlying rental expense is reflected in general and administrative expense. In addition, as part of the transition services agreement referred to above, we were compensated for various general and administrative services provided to the purchaser of the specialty pharmaceutical business. The compensation for this work includes reimbursement of costs incurred plus a mark-up defined in the agreement. Approximately $0.1 million and $2.5 million have been earned for these services through December 31, 2011 and 2010, respectively. The expenses incurred in relation to these services are reported as general and administrative – contracted services. Our involvement in the transitioning of general and administrative activities has essentially concluded during 2011.

Research and Development Expenses – Pipeline (in millions of dollars):

	Year Ended December 31,

	2011	% Change	2010	% Change	2009

Research and development expenses	$40.2	(19)	$49.9	9	$45.6

          Research and development expenses consist primarily of contractor fees principally related to clinical projects; costs related to research and development collaborations or licenses; drug supplies for preclinical and clinical activities; salaries, stock-based compensation and benefits; other research supplies and facilities charges.

          For the year ended December 31, 2011, research and development expenses decreased 19 percent to $40.2 million. We invested in the following programs during 2011:

PEG-SN38 – Spending on PEG-SN38 increased in 2011 as clinical activity increased in the Phase II metastatic colorectal cancer study, the Phase II metastatic breast cancer study, and the Phase I pediatric study.

          We completed enrollment in the Phase II trial for patients with metastatic colorectal cancer. This study was designed to evaluate two groups of colorectal patients who have failed two prior therapies including irinotecan and oxaliplatin, those with K-RAS mutation and those that have non-mutated K-RAS tumors. The study enrolled approximately 220 patients. The non-mutated K-RAS group was randomized into two arms - one treated with PEG-SN38 in combination with Erbitux and the other arm treated with irinotecan in combination with Erbitux.

          The Phase II study for patients with metastatic breast cancer was designed to evaluate the efficacy of single-agent PEG-SN38 in two groups of patients who have received prior therapy regimens of anthracycline and taxane or anthracycline, taxane and Xeloda. Irinotecan has been evaluated and shown to be active in patients with breast cancer. All 164 patients enrolled were treated with single agent PEG-SN38, and enrollment was completed during 2011.

          We continued enrollment in our Phase I study for pediatric patients with cancer. This study is designed to find the recommended dose of PEG-SN38 in pediatric patients. We expect to complete this Phase I study in 2012. Additionally, a Phase I study of PEG-SN38 and bevacizumab at the National Cancer Institute, Bethesda, MD, in patients who failed multiple prior chemotherapy regimens is continuing to enroll patients.

          We are currently seeking a strategic partner to further develop and commercialize PEG-SN38. Absent such a partnership, we do not intend to fund further development of PEG-SN38.

HIF-1α antagonist – Spending on the HIF-1α antagonist program remained unchanged for 2011 versus 2010. Spending for 2010 was substantially lower than 2009 due to elevated costs experienced in 2009 for the production of clinical trial supplies. Enrollment was completed in the two Phase I studies in patients with solid tumors and lymphoma to evaluate the safety of the HIF-1α mRNA antagonist using two different dosing schedules. In general, HIF-1α antagonist therapy has been well tolerated, and many patients have received multiple cycles. We have observed tumor shrinkage in patients with renal cell cancer, liver cancer, sarcoma, and cancer of the tonsil. A pilot study in patients with cancer in the liver is open at the National Cancer Institute.

Survivin antagonist – Spending on the Survivin mRNA antagonist program decreased in 2011 versus 2010. Spending on Survivin in 2009 included a $1.0 million milestone payment and the costs of production of clinical trial supplies. Comparable milestone payments and expenses of producing clinical trial materials were not incurred in 2010. Enrollment was completed in our Phase I study. The study was designed to gain dose and safety information both as a single agent and in combination with Taxotere.

Androgen Receptor (AR) antagonist – Spending on the AR mRNA antagonist program declined in 2011 versus 2010, when spending accelerated as enabling activities related to an Investigational New Drug (IND) were conducted. This included toxicology and preclinical work that led to the filing and subsequent acceptance on an IND application in November 2010. In connection with the filing, we made a $2.0 million milestone payment to Santaris in the fourth quarter of 2010.

Additional LNA targets – Under our agreement with Santaris we will have the right to develop and commercialize RNA antagonists directed against additional novel oncology gene targets selected by us. We are evaluating these compounds in early preclinical studies. Any one of these compounds could be returned to Santaris if the findings of our preclinical or clinical work do not support continued investigation. In 2010, we incurred milestone payments totaling $5.0 million for the commencement of preclinical studies for three of our targets (in addition to the $2.0 million milestone payment for the AR antagonist IND referred to above). In 2011, there were no milestone payments due to Santaris on our remaining targets.

Research and Development Expenses – Specialty and Contracted Services

          Expenses associated with generating contract research and development revenue amounted to $1.0 million and $5.5 million in 2011 and 2010, respectively. Also included in the 2010 line caption are the $1.6 million of costs for the period from January 1 through January 29, 2010 incurred in our research and development activities related to the marketed products we previously owned. Spending for 2009 of $24.6 million reflects a full year of these same costs. This work was directed largely towards securing and maintaining a reliable supply of the ingredients used in the production of Oncaspar and Adagen, including development of new formulations of each.

General and Administrative Expenses (in millions of dollars):

	Year Ended December 31,

	2011	% Change	2010	% Change	2009

General and administrative expenses	$17.3	(32)	$25.4	(32)	$37.6

          General and administrative expenses consist primarily of salaries and benefits for support functions; outside professional services for accounting, audit, tax, legal, and financing activities; patent filing fees and facilities costs.

          For the year ended December 31, 2011, general and administrative expenses were $17.3 million, down 32 percent from the prior year. The decline from the preceding year was largely the result of a restructuring program implemented in the fourth quarter of 2010, which reduced the number of employees and therefore the associated payroll costs, as well as the effects of our on-going cost containment efforts, including consolidation of facilities into the Piscataway, New Jersey location from our former Bridgewater, New Jersey headquarters facility.

          For the year ended December 31, 2010, general and administrative expenses were $25.4 million, down 32 percent from the prior year. The reduction from the preceding year was largely due to the contraction of corporate services and overhead costs resulting from the first-quarter 2010 sale of the specialty pharmaceutical business. A significant portion of the year-over-year decrease is related to compensation. The restructuring program implemented during the first quarter of 2010 and the resulting reduction in employees was reflected in lower payroll costs during the latter half of the year. Accelerated vesting of share-based awards in the fourth quarter of 2009 resulted in a reduction in 2010 of the charges related to the vesting of these awards for all but certain senior management and board members. Offsetting these favorable influences on compensation expense in 2010, in part, was the shift of a portion of the 2009 executive bonus expense recognition out of 2009 and into 2010. A fourth-quarter 2009 adjustment was made to annual executive bonuses paying them one-half in cash and one-half in nonvested shares that vested over the twelve months of 2010.

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

          As outlined above, we have made significant progress in reducing general and administrative expenses and will continue to seek and implement efficiencies that could potentially lead to further reductions. However, the rate of improvement experienced during 2011 and 2010 is not expected to continue.

General and Administrative Expenses – Contracted Services

          As part of the transition services agreement with the purchaser of the specialty pharmaceutical business, we provided certain general, administrative, financial, legal, human resource and information technology services for a period of up to one year. We were compensated for these services based upon costs incurred plus a mark-up defined in the transition services agreement. During the years ended December 31, 2011 and 2010, expenses associated with generating this revenue were approximately $0.1 million and $2.0 million, respectively. This administrative support activity effectively concluded during 2011.

Restructuring

          As a result of our transition from a fully integrated biopharmaceutical company with research, manufacturing and marketing operations to a biotechnology company dedicated to oncology research and development, we undertook reductions in our workforce during 2011, 2010 and 2009. In connection with our decision to exit our former headquarters facility in Bridgewater, New Jersey, we also incurred lease-related charges and wrote-off certain furnishings and leasehold improvements in 2011 and 2010.

          We incurred the following costs in connection with our restructuring programs during the years ended December 31, 2011, 2010 and 2009 (in thousands of dollars):

	Year Ended December 31,

	2011	2010	2009

Employee separation benefits:
Fourth-quarter 2011	$1,485	$—	$—
Third-quarter 2011	2,835	—	—
Second-quarter 2011	734	—	—
Fourth-quarter 2010	(72)	2,974	—
First-quarter 2010	(60)	9,736	—
First-quarter 2009	—	—	693

	4,922	12,710	693
Other restructuring costs:	1,103	1,316	—

Total restructuring charges	$6,025	$14,026	$693

          During the fourth quarter of 2011, we recorded total restructuring charges in the amount of $1.4 million, of which $1.1 million related to the departure of our Chief Operating Officer for severance payments and benefits that are payable under the terms of the Amended and Restated Severance Agreement. Additionally, there were several research and development positions identified for elimination resulting in a charge of approximately $0.3 million for separation benefits.

          During the third quarter of 2011, we announced a plan to reduce our workforce and operating costs to more closely align its resources and capital with our on-going research and development activities. The reduction in force will reduce the number of employees by approximately 48 percent, to a total of approximately 47, by June 2012. Separation payments will be made for up to a year following the respective separations. We expect the reduction in force to result in approximately $6.0 million in reduced annualized operating expenses once the plan is fully implemented by the second quarter of 2012. In connection with this restructuring, we recorded a charge of approximately $2.9 million for separation benefits. Also during the third quarter of 2011, we recorded a restructuring charge in the amount of $0.7 million to terminate an operating lease related to the third and first floors of our former Bridgewater, New Jersey headquarters facility.

          During the second quarter of 2011, we recorded a restructuring charge in the amount of $0.7 million related to the departure of our Executive Vice President, Human Resources & Administration for severance payments and benefits that are payable under the terms of the Severance and Release Agreement.

          During the first quarter of 2011, we recorded a restructuring charge in the amount of $0.4 million related to the excess of committed lease costs over potential sublease income for office space in Bridgewater, New Jersey that was vacated during the quarter when the Company relocated its corporate headquarters to Piscataway, New Jersey.

          The fourth-quarter 2010 restructuring program was part of our continued efforts to streamline corporate administrative operations and affected approximately 33 employees. The majority of the terminations occurred during the first quarter of 2011, and separation payments will be made for up to a year following the respective separations. In connection with this restructuring, the Company recorded a charge of approximately $3.0 million for separation benefits.

          During the second quarter of 2010, we wrote off certain leasehold improvements and furnishings located at our former headquarters facility in Bridgewater, New Jersey that were determined to be excess and without future value as a result of the termination and relocation of several employees. The noncash charge related to this write off was approximately $0.9 million. During the third quarter of 2010, we entered into a sublease for a portion of our excess corporate facilities. These facilities became unused as a result of the reductions in workforce stemming from earlier restructuring efforts. The charge of approximately $0.4 million represents the excess of our contractual lease commitment over the amount of cash to be received from the subtenant over the life of the sublease arrangement

          During the first quarter of 2010, we recorded restructuring charges of $9.7 million, of which $6.1 million was for separation benefits resulting from a workforce reduction involving 64 employees. These actions related primarily to the sale of the specialty pharmaceutical business, including several employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods during which they assisted with an orderly transfer of activities and information to the purchaser. We also reassessed our staffing requirements subsequent to the sale of the specialty pharmaceutical business in light of the lessened demands on many of our general and administrative functions. Additionally, our former President and Chief Executive Officer resigned from the Company effective February 22, 2010, resulting in $3.6 million of expenses for severance payments and benefits that were payable per the terms of the individual’s employment agreement.

          Corporate restructuring costs associated with the 2009 workforce reduction amounted to $0.7 million during the first quarter of 2009. This represents separation benefits and related costs of terminated employees in general and administrative areas as well as research and development.

Other Income (Expense) (in millions of dollars):

	Year Ended December 31,

	2011	% Change	2010	% Change	2009

Other income (expense):
Investment income, net	$1.7	(50)	$3.5	(20)	$4.3
Interest expense	(5.9)	(6)	(6.3)	(45)	(11.5)
Other-than-temporary investment impairment loss	—	n.m.	(0.9)	n.m.	—
Other, net	0.1	(92)	1.2	(76)	5.0

	$(4.1)	60	$(2.5)	17	$(2.2)

          n.m. – not meaningful

          Net other expense for the three years ended December 31, 2011, 2010 and 2009 was $4.1 million, $2.5 million, and $2.2 million, respectively. The repurchase and conversion of a portion of our 4% notes during the three-year period affected the year-to-year comparisons in a number of ways (See Liquidity and Capital Resources below). Also, in 2010, two significant items that tended to offset one another were the recognition of an impairment in an investment holding and recognition of an award of a government grant. Further discussion of each of the individual items follows.

          Net investment income in 2011 was $1.7 million, a decline of 50% versus 2010 earnings. Net investment income in 2010 was $3.5 million, a decline of 20% versus $4.3 million earned in 2009. For the first three quarters of 2011 and for all of 2010, as debt securities matured in our portfolio the proceeds were held in money market funds as opposed to being reinvested in additional debt securities. The maturing higher-yielding securities were purchased several years earlier when prevailing interest rates were higher for all classes of debt holdings. As they matured, the proceeds were reinvested in lower-yielding money market funds in a historically low interest rate environment. During the fourth quarter of 2011, we resumed investing excess cash in a portfolio of marketable debt securities, although at much lower rates than the previous portfolio was earning.

          Interest expense includes amortization and, when debt is repurchased, the write-off of deferred debt issuance costs. Interest expense has continued to decline over the three-year period through 2011, from $11.5 million in 2009 to $6.3 million in 2010 to $5.9 million in 2011, due primarily to the conversion in the first quarter of 2010 of $115.6 million principal amount of our 4% notes into shares of our common stock in connection with the sale of the specialty pharmaceutical business. In the fourth quarter of 2011, we repurchased $5.0 million in principal amount of our 4% notes at par. In 2009, we repurchased $20.4 million in principal amount of our 4% notes. The write-off of deferred debt issuance costs was approximately $30,000 and $296,000 for the years ended December 31, 2011 and 2009, respectively.

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

          Other income in 2011 was not material to our results of operations. Other income in 2010 is primarily the receipt of a $1.2 million federal government grant for qualifying therapeutic discovery investments made by us in 2009 and 2010. A significant portion of other income in 2009 relates to gains realized on the repurchase of notes payable. During the first quarter of 2009, we repurchased $20.4 million in principal amount of our 4% notes at a discount to par, yielding a gross gain of $4.8 million, or $4.5 million net of the write-off of the related deferred debt issuance costs.

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

          Under the terms of the asset purchase agreement, we also were entitled to receive up to an additional $27.0 million in milestone payments if certain conditions are met. Of this amount, we earned and received a $5.0 million milestone payment in the first quarter of 2011, and another $5.0 million is no longer considered likely to be received. There can be no assurance that we will receive any of the remaining $17.0 million in milestone payments. In addition, we may receive royalties of 5 to 10 percent on incremental net sales above a 2009 baseline amount of our then four marketed specialty pharmaceutical products through 2014. Revenue from these milestones and/or royalties is reflected as part of our continuing operations.

          Prior-year results of operations of the specialty pharmaceutical business have been reclassified as discontinued operations for comparability.

Income Taxes

          Income tax expense in 2011 was primarily comprised of foreign withholding taxes on repatriated funds. No federal income tax expense was incurred in relation to normal operating results due either to current period operating losses or the utilization of deferred tax assets to offset taxes that would otherwise accrue to operating income.

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

Liquidity and Capital Resources

          Cash reserves, including cash, cash equivalents, and marketable securities, totaled $323.3 million as of December 31, 2011 and $460.1 million as of December 31, 2010. The decrease of $136.8 million was primarily attributable to $121.1 million, inclusive of transaction costs, used to repurchase shares of common stock and $5.0 million used to repurchase 4% notes outstanding.

          Cash used in operating activities of our continuing operations during 2011 was $12.7 million, as compared to $22.2 million of cash provided in 2010. As previously noted, during 2010 we disposed of our specialty pharmaceutical business which generated positive cash flows from operations. Therefore, the operating results in 2011 fully reflect the transition of the Company from a specialty pharmaceutical business to a pure biotech company with primary emphasis on research and development. The operating expenses incurred are partially funded by our royalty stream derived from sales of marketed products that utilize our proprietary technology.

          Cash used in investing activities amounted to $159.2 million in 2011 as compared to cash provided by investing activities in 2010 which amounted to $344 million. The most significant reason for the fluctuation in this category is due to the sale of the specialty pharmaceutical business in 2010, which generated cash proceeds of $262.6 million. In addition, in prior years, we were maintaining all proceeds from sale and maturities of marketable securities as cash and cash equivalents. In the fourth quarter of 2011, we resumed investing our cash and therefore, used net cash and cash equivalents of $158.6 million to purchase marketable securities.

          Cash used in financing activities in 2011 amounted to $121.2 million with the most significant transaction being the repurchase of our outstanding common stock which amounted to $120.8 million representing 11.5 million shares repurchased. The purchases were made pursuant to a $200.0 million share repurchase plan announced in December 2010 and, prior to that, a $50.0 million share repurchase plan announced in December 2009 and completed in the fourth quarter of 2010. During the third quarter of 2011, we decided to suspend the current $200.0 million share repurchase program. During the fourth quarter of 2011, we purchased $5.0 million of our outstanding 4% notes at par.

          We intend to resume repurchasing shares of outstanding common stock under our $200.0 million share repurchase program. Share repurchases under this program may be made through open market or privately negotiated transactions at such times and in such amounts as we deems appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. There can be no assurance as to the number of shares we will purchase, if any. The share repurchase program may be modified, suspended or terminated at any time without prior notice.

          As of December 31, 2011, the principal amount of the 4% notes outstanding was $129.5 million. The sale of our specialty pharmaceutical business in January 2010 constituted a fundamental change under the indenture governing the notes, which triggered a requirement that we offer to purchase all of the notes at face value. On February 5, 2010, we initiated a tender offer to purchase for cash any and all of the notes at face value. The offer expired on March 5, 2010 with no notes having been tendered. The fundamental change also triggered a change in the conversion rate from 104.712 shares per $1,000 principal amount of notes to 116.535 shares per $1,000 principal amount of notes during the period January 29, 2010 to March 4, 2010. During this period, $115.6 million principal amount of the notes were converted into approximately 13.5 million shares of our common stock, reducing the principal balance of the notes outstanding to $134.5 million. Subsequent to the March 4, 2010, the date the enhanced conversion period ended, the original conversion rate of 104.712 shares per $1,000 principal amount is again in effect.

          Our current sources of liquidity are our cash reserves, interest earned on such cash reserves and royalties - primarily those related to sales of PEGINTRON. In January 2011, we earned and received a $5.0 million milestone payment in connection with the sale of the specialty pharmaceutical business. No further milestones related to the sale of the specialty pharmaceutical business are expected in 2012, and there can be no assurance that any of these milestones will be received in the future.

          Based upon our current planned research and development activities and related costs, our current sources of liquidity, the expected cash outflows from operations and the repurchase of up to $78.5 million of our outstanding common stock remaining from the previously announced $200.0 million share repurchase program, we anticipate our current cash reserves will be sufficient to meet our capital and operational requirements for the near future. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, it is likely that we will need to obtain additional financing or enter into a collaborative arrangement to sustain our research and development efforts prior to the time we are able to commercialize any of our product candidates. There can be no assurance, however, that we will be able to obtain additional funds or engage a collaborator on acceptable terms, if at all. If we are unable to obtain adequate financing or collaborative support, we may be required to curtail our research and development activities and/or license our product candidates to third parties.

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2011, we were not involved in any off-balance sheet special purpose entity transactions.

          Our 4% notes are convertible at the option of the holder into shares of our common stock at a conversion price of $9.55 per share. At December 31, 2011, the potential dilutive effect of conversion of the 4% notes was 13.6 million shares using the conversion price of $9.55 per share or 104.712 shares per $1,000 principal amount of notes.

          In addition, stock options to purchase 3.1 million shares of our common stock at a weighted average exercise price of $12.19 per share and 0.7 million restricted stock units were outstanding at December 31, 2011, which represent additional potential dilution.

Contractual Obligations

          Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents our contractual cash obligations as of December 31, 2011 (in millions):

	Payments Due By Period

	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 years

Contractual Obligations and Commercial Commitments (1) (2)
Notes payable due June 1, 2013	$129.5	$—	$129.5	$—	$—
Operating lease obligations (3)	7.8	1.4	1.5	1.4	3.5
Interest due on notes payable	7.4	5.2	2.2	—	—

Totals	$144.6	$6.6	$133.1	$1.4	$3.5

(1) Does not include potential milestone payments of $142.0 million to Santaris that are only payable upon successful development of all five mRNA targets selected by us.
(2) Does not include separation payments and benefits of approximately $4.5 million to be made to exiting employees in connection with the 2011 restructurings.
(3) Does not include lease revenues to be received pursuant to certain subleased facilities.

          As of December 31, 2011, we had $129.5 million of 4% convertible senior unsecured notes outstanding. These notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% notes rank equal to all future senior unsecured debt. If the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, we, at our option, may redeem the 4% notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% notes to be redeemed, plus accrued interest, if any, to the redemption date.

          We lease three facilities in New Jersey. Future minimum lease payments and commitments for operating leases total $7.8 million at December 31, 2011. In the third quarter of 2010, we entered into a sublease of a portion of the office space located in Bridgewater, New Jersey. The company terminated the third and first floor portions of the leased space during the third and fourth quarters of 2011 respectively. The remaining lease at Bridgewater, New Jersey, which has been subleased, will expire on January 31, 2013. In October 2009, we entered into a sublease of the South Plainfield facility under which we will receive rental income in excess of the rental expense being incurred under the original lease. Our use of the leased South Plainfield facility (not included in the sale of the specialty pharmaceutical business) has ended, but we continue to be primarily responsible for the obligations attendant to the continuing operating lease of the facility including returning the facility to its original condition upon expiration, if necessary. We may experience additional charges associated with the lease or its termination prior to the contractual expiration of the lease in October 2012.

          In July 2006, we entered into a license and collaboration agreement with Santaris pursuant to which we obtained exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-lα, Survivin and AR gene targets, as well as RNA antagonists directed against two additional gene targets selected by us. We will be responsible for making additional payments upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris also is eligible to receive royalties from any future product sales of products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe.

Critical Accounting Policies and Estimates

          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

          Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of December 31, 2011 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

          Contingent payments due under the asset purchase agreement related to the sale of the specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured. Such payments are non-refundable, and no further effort is required on the part of the Company or the other party to complete the earning process. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

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

Income Taxes

          Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, we believe, based on projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

Stock-Based Compensation

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

          Our financial instruments are principally comprised of money market funds and marketable debt securities classified as available-for-sale. Apart from custodial accounts related to the Executive Deferred Compensation Plan, we do not invest in portfolio equity securities. We do not invest in commodities or use financial derivatives for trading purposes. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings also are exposed to the risks of changes in the credit quality of issuers. All issuers are rated A1 or better at the time of purchase. We typically invest the majority of our investments in the shorter-end of the maturity spectrum. Cash equivalents are primarily held in a number of triple-A rated institutional money market funds as well as corporate and municipal entities’ debt securities.

          The table below presents the amortized cost, fair value and related weighted average interest rates by year of maturity for our available-for-sale securities, excluding those related to our Executive Deferred Compensation Plan, as of December 31, 2011 (in thousands):

	Amortized Cost

	2012	2013	2014	Thereafter	Total	Fair Value

Fixed Rate	$55,616	$29,742	$111,764	$—	$197,122	$197,145
Weighted Average Rate	1.78%	3.34%	2.34%	—

Variable Rate	$—	$—	$—	$19,295	$19,295	$19,295
Weighted Average Rate	—	—	—	0.20%

					$216,417	$216,440

          Our 4% convertible senior unsecured notes in the principal amount of $129.5 million at December 31, 2011 are due June 1, 2013 and have a fair value of $129.8 million at December 31, 2011. Our outstanding convertible notes have a fixed interest rate. The fair value of the convertible notes is affected by changes in market rates of interest and the price of our common stock.

Item 8.	Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-34 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

          Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2011. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b)	Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Management has performed an assessment of the effectiveness of Enzon’s internal control over financial reporting as of December 31, 2011 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

          Our independent auditor, KPMG LLP, an independent registered public accounting firm, has issued an auditors’ report on the effectiveness of internal control over financial reporting as of December 31, 2011. The auditor’s report follows.

/s/ Ana I. Stancic	/s/ Timothy G. Daly

Ana I. Stancic	Timothy G. Daly
Principal Executive Officer,	Vice President, Controller and
Executive Vice President,	Chief Accounting Officer
Chief Operating Officer and	(Principal Financial Officer and
Chief Financial Officer	Principal Accounting Officer)

March 12, 2012	March 12, 2012

(d)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

          We have audited Enzon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enzon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

          In our opinion, Enzon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
March 12, 2012

Item 9B.	Other Information

          None.

PART III.

The information required by Item 10 - Directors, Executive Officers and Corporate Governance; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 - Certain Relationships and Related Transactions, and Director Independence and Item 14 - Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders which Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

          (a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Reference No.

2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(32)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011	(35)
4.1	Rights Agreement dated May 17, 2002 between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Continental Stock Transfer & Trust Company, as rights agent	(3)
4.2	First Amendment to the Rights Agreement, dated as of February 19, 2003 between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, as rights agent	(4)
4.3	Second Amendment to the Rights Agreement dated as of January 7, 2008 between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company, as rights agent.	(5)
4.4	Third Amendment to the Rights Agreement dated as of July 23, 2009 between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company, as rights agent.	(6)
4.5	Indenture, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(7)
4.6	First Supplemental Indenture, dated August 25, 2008, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(8)
10.1	Lease - 300-C Corporate Court, South Plainfield, New Jersey	(9)
10.2	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(10)
10.3	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(11)
10.4	Lease 300A-B Corporate Court, South Plainfield, New Jersey	(12)
10.5	Modification of Lease Dated May 14, 2003 – 300- C Corporate Court, South Plainfield, New Jersey	(13)

10.6	Lease – 685 Route 202/206, Bridgewater, New Jersey	(14)
10.7	First Amendment of Lease - 685 Route 202/206, Bridgewater, New Jersey	(15)
10.8	Second Amendment to Lease - 685 Route 202/206, Bridgewater, New Jersey	(15)
10.9	Third Amendment to Lease - 685 Route 202/206, Bridgewater, New Jersey	(15)
10.10	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.11	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(16)
10.12	Executive Deferred Compensation Plan (2008 Restatement)**	(17)
10.13	Amended and Restated Severance Agreement with Paul S. Davit dated May 7, 2004**	(18)
10.14	Amended and Restated Severance Agreement with Ralph del Campo dated May 7, 2004**	(18)
10.15	2007 Outside Director Compensation Plan, as amended**	(19)
10.16	Employment Agreement with Ivan D. Horak, M.D. dated September 2, 2005, along with a form of Stock Option Award Agreement and Restricted Stock Unit Award Agreement between the Company and Dr. Horak executed as of September 2, 2005†**	(20)
10.17	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(21)
10.18	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(21)
10.19	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(22)
10.20	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(20)
10.21	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(20)
10.22	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(20)
10.23	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(30)
10.24	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(30)
10.25	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(30)
10.26	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(30)
10.27	2011 Stock Option and Incentive Plan**	(36)
10.28	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(36)
10.29	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(36)
10.30	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(36)
10.31	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(36)
10.32	2007 Employee Stock Purchase Plan	(24)
10.33	Offer Letter of Employment, dated May 26, 2011, by and between Enzon Pharmaceuticals, Inc. and Ana I. Stancic**	(37)
10.34	Amended and Restated General Severance Agreement dated as of November 22, 2011, by and between Enzon Pharmaceuticals, Inc. and Ana I. Stancic**	(38)
10.35	Offer Letter of Employment, dated November 23, 2011, by and between Enzon Pharmaceuticals, Inc. and Timothy G. Daly**	(39)
10.36	Purchase Agreement between the Company and Drug Royalty LP1 dated as of August 19, 2007	(28)
10.37	Amendment to Amended and Restated Severance Agreement with Paul S. Davit

	dated November 6, 2007**	(29)
10.38	Severance Agreement and Release of Claims Paul S. Davit and Enzon Pharmaceuticals, Inc.**	(40)
10.39	Amendment No. 2 to Amended and Restated Severance Agreement with Ralph del Campo dated as of June 18, 2010**	(33)
10.40	License and Collaboration Agreement dated July 26, 2006 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(30)
10.41	Amendment No.1 to License and Collaboration Agreement, dated June 13, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(30)
10.42	Amendment No. 2 to License and Collaboration Agreement, dated June 25, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(30)
10.43	Amendment No. 3 to License and Collaboration Agreement, dated December 21, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(30)
10.44	Amendment No. 4 to License and Collaboration Agreement, dated July 8, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(31)
10.45	Amendment No. 5 to License and Collaboration Agreement, dated October 2, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(31)
10.46	Consulting Agreement dated as of October 5, 2005 by and between Mark L. Ogden and Enzon Pharmaceuticals, Inc., together with all amendments thereto**	(34)
12.1	Computation of Ratio of Earnings to Fixed Charges	+
21.1	Subsidiaries of Registrant	+
23.1	Consent of Independent Registered Public Accounting Firm	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
101

The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.

		+

+	Filed herewith

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed May 19, 2006

(3)	Registration Statement on Form 8-A12G (File No. 000-12957) filed May 22, 2002

(4)	Registration Statement on Form 8-A12G/A (File No. 000-12957) filed February 20, 2003

(5)	Current Report on Form 8-K filed January 8, 2008

(6)	Registration Statement on Form 8-A/A filed July 24, 2009

(7)	Current Report on Form 8-K filed May 25, 2006

(8)	Current Report on Form 8-K filed August 25, 2008

(9)	Registration Statement on Form S-18 (File No. 2-88240-NY)

(10)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 filed May 12, 1995

(11)	Transition Report on Form 10-K for the six months ended December 31, 2005.

(12)	Annual Report on Form 10-K for the fiscal year ended June 30, 1993

(13)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed on September 29, 2003

(14)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002

(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed November 2, 2006

(16)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(17)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed November 1, 2007

(18)	Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed September 29, 2005

(19)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed August 2, 2007

(20)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(21)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(22)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(23)	Current Report on Form 8-K filed June 20, 2008

(24)	Registration Statement on Form S-8 (File No. 333-140282) filed January 29, 2007

(25)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed May 4, 2007

(26)	Annual Report on Form 10-K for the year ended December 31, 2007 filed February 29, 2008

(27)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 5, 2009

(28)	Current Report on Form 8-K filed August 20, 2007

(29)	Current Report on Form 8-K filed November 13, 2007

(30)	Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009

(31)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 3, 2009

(32)	Current Report on Form 8-K filed November 12, 2009

(33)	Current Report on Form 8-K filed June 17, 2010

(34)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed November 4, 2010

(35)	Current Report on Form 8-K filed March 17, 2011

(36)	Registration Statement on Form S-8 (File No. 333-174099) filed May 10, 2011

(37)	Current Report on Form 8-K filed May 31, 2011

(38)	Current Report on Form 8-K filed November 23, 2011

(39)	Current Report on Form 8-K filed November 30, 2011

(40)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 5, 2011

†	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 12, 2012	/s/Ana I. Stancic

Ana I. Stancic
Principal Executive Officer,
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

Dated: March 12, 2012	/s/Timothy G. Daly

Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Ana I. Stancic	Principal Executive Officer, Executive Vice President, Chief Operating Officer and Chief Financial Officer	March 12, 2012

Ana I. Stancic

/s/Timothy G. Daly	Vice President, Controller and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2012

Timothy G. Daly

/s/Alexander J. Denner	Chairman of the Board	March 12, 2012

Alexander J. Denner

/s/Thomas F. Deuel	Director	March 12, 2012

Thomas F. Deuel

/s/Robert LeBuhn	Director	March 12, 2012

Robert LeBuhn

/s/Richard C. Mulligan	Vice Chairman of the Board	March 12, 2012

Richard C. Mulligan

/s/Robert C. Salisbury	Director	March 12, 2012

Robert C. Salisbury

/s/Richard A. Young	Director	March 12, 2012

Richard A. Young

/s/George W. Hebard III	Director	March 12, 2012

George W. Hebard III

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzon Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 12, 2012

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$104,324	$397,530
Marketable securities	58,188	31,170
Other current assets	2,749	5,916

Total current assets	165,261	434,616

Property and equipment, net	16,802	21,574
Marketable securities	160,779	31,394
Other assets	367	1,273

Total assets	$343,209	$488,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,572	$4,192
Accrued expenses and other	13,692	14,195

Total current liabilities	15,264	18,387

Notes payable	129,499	134,499
Other liabilities	1,265	4,114

Total liabilities	146,028	157,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 48,292,702 shares and 58,817,561 shares at December 31, 2011 and 2010, respectively	483	588
Additional paid-in capital	341,760	454,657
Accumulated other comprehensive income	3	914
Accumulated deficit	(145,065)	(124,302)

Total stockholders’ equity	197,181	331,857

Total liabilities and stockholders’ equity	$343,209	$488,857

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,

	2011	2010	2009

Revenues:
Royalties	$40,923	$44,940	$51,408
Sale of in-process research and development	5,000	40,900	—
Contract research and development	1,431	9,273	—
Miscellaneous income	718	2,752	—

Total revenues	48,072	97,865	51,408

Operating expenses:
Research and development – pipeline	40,180	49,883	45,639
Research and development – specialty and contracted services	926	7,135	24,587
General and administrative	17,281	25,439	37,582
General and administrative – contracted services	115	1,957	—
Restructuring charges	6,025	14,026	693

Total operating expenses	64,527	98,440	108,501

Operating loss	(16,455)	(575)	(57,093)

Other income (expense):
Investment income, net	1,735	3,465	4,312
Interest expense	(5,929)	(6,315)	(11,514)
Other-than-temporary impairment loss	—	(896)	—
Other, net	91	1,184	5,008

Loss from continuing operations before income tax expense (benefit)	(20,558)	(3,137)	(59,287)

Income tax expense (benefit)	205	(337)	(2,085)

Loss from continuing operations	(20,763)	(2,800)	(57,202)
Income and gain from discontinued operations, net of income tax	—	180,043	57,885

Net (loss) income	$(20,763)	$177,243	$683

Loss per common share - continuing operations Basic and Diluted	$(0.40)	$(0.05)	$(1.26)

Earnings per common share – discontinued operations Basic and Diluted	$—	$3.08	$1.28

(Loss) earnings per common share – net (loss) income Basic and Diluted	$(0.40)	$3.03	$0.02

Weighted average shares – basic and diluted	51,910	58,466	45,186

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-in Capital

	Number of Shares	Par Value			Accumulated Deficit
						Total

Balance, December 31, 2008	45,032	$450	$345,088	$(1,649)	$(302,228)	$41,661

Net income	—	—	—	—	683	683
Other comprehensive income:
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	3,247	—	3,247
Currency translation adjustment	—	—	—	730	—	730

Total comprehensive income	—	—	—	—	—	4,660
Exercises of stock options	9	—	56	—	—	56
Stock-based compensation	357	4	8,122	—	—	8,126
Issuance of stock for employee stock purchase plan	113	1	794	—	—	795
Repurchases of common stock	(193)	(2)	(2,013)	—	—	(2,015)

Balance, December 31, 2009	45,318	$453	$352,047	$2,328	$(301,545)	$53,283

Net income	—	—	—	—	177,243	177,243
Other comprehensive income:
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	(672)	—	(672)
Currency translation adjustment	—	—	—	(742)	—	(742)

Total comprehensive income	—	—	—	—	—	175,829

Conversion of notes payable	13,466	134	114,617	—	—	114,751
Exercises of stock options	4,147	41	31,710	—	—	31,751
Stock-based compensation	376	4	3,900	—	—	3,904
Issuance of stock for employee stock purchase plan	52	1	508	—	—	509
Repurchases of common stock	(4,541)	(45)	(48,125)	—	—	(48,170)

Balance, December 31, 2010	58,818	$588	$454,657	$914	$(124,302)	$331,857

Net loss	—	—	—	—	(20,763)	(20,763)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	(911)	—	(911)

Total comprehensive loss	—	—	—	—	—	(21,674)

Exercises of stock options	674	7	5,446	—	—	5,453
Stock-based compensation	191	2	1,916	—	—	1,918
Issuance of stock for employee stock purchase plan	41	—	420	—	—	420
Repurchases of common stock	(11,431)	(114)	(120,679)	—	—	(120,793)

Balance, December 31, 2011	48,293	$483	$341,760	$3	$(145,065)	$197,181

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2011	2010	2009

Cash flows from operating activities:
Net (loss) income	$(20,763)	$177,243	$683
Income and gain from discontinued operations	—	180,043	57,885

Loss from continuing operations	(20,763)	(2,800)	(57,202)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation	5,336	5,811	6,915
Amortization and write-off of debt issuance costs	567	576	1,364
Stock-based compensation and employee stock purchase plan	3,139	6,869	7,861
(Gain) loss on sale of marketable securities	(240)	(589)	11
Other	1,600	2,590	(1,086)
Write-down and sale of property and equipment	—	1,082	232
Other-than-temporary impairment loss on investment	—	896	—
Gain on redemption of notes payable	—	—	(4,848)
Changes in operating assets and liabilities:
Decrease (increase) in other assets	3,506	644	(2,785)
(Decrease) increase in accounts payable	(2,620)	2,801	(361)
(Decrease) increase in accrued expenses and other liabilities	(3,250)	4,299	(1,709)

Net cash (used in) provided by operating activities of continuing operations	(12,725)	22,179	(51,608)
Net cash provided by operating activities of discontinued operations	—	436	66,605

Net cash (used in) provided by operating activities	(12,725)	22,615	14,997

Cash flows from investing activities:
Purchases of property and equipment	(630)	(1,967)	(1,987)
Proceeds from sale of fixed assets	4	—	—
Purchases of marketable securities	(263,061)	(2,834)	(109,791)
Proceeds from sales and maturities of marketable securities	104,448	86,306	91,958
Proceeds from sale of business, net	—	262,581	—

Net cash (used in) provided by investing activities of continuing operations	(159,239)	344,086	(19,820)
Net cash used in investing activities of discontinued operations	—	(105)	(6,327)

Net cash (used in) provided by investing activities	(159,239)	343,981	(26,147)

Cash flows from financing activities:
Repurchases of common stock	(120,793)	(48,170)	(2,015)
Retirement of notes payable	(5,000)	—	(15,602)
Proceeds from issuance of common stock	5,873	32,260	852
Withholding taxes – stock-based compensation	(1,155)	(3,443)	(1,107)
Redemptions from employee stock purchase plan, net	(167)	(153)	(249)

Net cash used in financing activities	(121,242)	(19,506)	(18,121)

Net (decrease) increase in cash and cash equivalents	(293,206)	347,090	(29,271)
Cash and cash equivalents at beginning of year	397,530	50,440	79,711

Cash and cash equivalents at end of year	$104,324	$397,530	$50,440

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

          On January 29, 2010, Enzon Pharmaceuticals, Inc. and subsidiaries (Enzon or the Company) consummated the sale of its specialty pharmaceutical business, comprised principally of the Company’s products and contract manufacturing segments. These divested components are reflected in these consolidated financial statements as discontinued operations and historical information related to the divested components has been reclassified accordingly. As part of this transaction, the Company also divested an in-process research and development asset of the specialty pharmaceutical business and reported the proceeds in revenue from continuing operations. Subsequent to the sale of the specialty pharmaceutical business, the Company committed to performing certain research and development and general and administrative services to facilitate transition (see Note 22, Discontinued Operations).

          Following the sale of the specialty pharmaceutical business, Enzon is a biotechnology company dedicated to the research and development of innovative therapeutics for cancer patients with high unmet medical needs. The Company incurred workforce and facilities-related restructuring charges during 2011, 2010 and 2009 which reflected the transition from a fully integrated biopharmaceutical company with research, manufacturing and marketing operations to a biotechnology company dedicated to oncology research and development (see Note 13, Restructurings).

          Operations are funded in part by the receipt of royalty revenues from licensing arrangements with other companies related to sales of products developed using the Company’s proprietary Customized PEGylation Linker Technology (Customized Linker Technology®) – primarily PEGINTRON, marketed by Merck & Co., Inc. The Company operates in one business segment. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. As of December 31, 2011, the Company’s operations and assets resided exclusively in the United States.

          The Company’s pipeline drug development programs utilize two platforms – Customized Linker Technology and third-generation messenger ribonucleic acid (mRNA)-targeting agents utilizing the Locked Nucleic Acid (LNA) technology. The Company currently has four compounds in clinical development: PEG-SN38 and the mRNA antagonists targeting Hypoxia-Inducible Factor-1α (HIF-1α), Survivin and Androgen Receptor (AR). In addition, the Company has other novel LNA targets in various stages of preclinical research.

          The Company’s continuing business is subject to significant risks and uncertainties including, but not limited to:

  The risk that the Company will not achieve success in its research and development efforts, including clinical trials conducted by either the Company or its collaborative partners.
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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) Summary of Significant Accounting Policies

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation. Prior to the sale of the specialty pharmaceutical business, assets and liabilities of the Company’s Canadian subsidiary were translated into U.S. dollar equivalents at rates in effect at the balance sheet date. Currency translation adjustments were recorded in stockholders’ equity in accumulated other comprehensive income (loss). Subsequent to the sale, the net assets (primarily cash) of the subsidiary were converted into U.S. dollars at current rates with fluctuations recognized in earnings.

Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of investments, legal and contractual contingencies, stock-based compensation, and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Financial Instruments and Fair Value

          The carrying values of cash, cash equivalents, other current assets, accounts payable and accrued expenses in the Company’s consolidated balance sheets approximated their fair values at December 31, 2011 and 2010 due to their short-term nature. Marketable securities are carried on the consolidated balance sheets at fair value. Fair values and carrying amounts of the Company’s financial instruments at December 31, 2011 are indicated below (in thousands):

Description	Fair Value	Carrying Amount

Marketable securities (Note 4)	$218,967	$218,967

4% Convertible Notes Payable (Note 6)	$129,825	$129,499

Cash Equivalents

          The Company considers all highly liquid debt instruments purchased with remaining maturities of three months or less to be cash equivalents. As of December 31, 2011 and 2010, the Company held $98.1 million and $386.2 million of cash equivalents, respectively.

Marketable Securities

          The Company classifies its investments in debt and equity securities as either short-term or long-term based upon their stated maturities and the Company’s ability and intent to hold them. Debt securities with stated maturities of one year or less are classified as current assets. Debt securities with stated maturities greater than one year are classified as noncurrent assets when the Company has the ability and intent to hold them for at least one year. Investments in debt securities are classified as available-for-sale. Unrealized gains and losses (which are deemed to be temporary), net of related tax effect when appropriate, are included in the determination of other comprehensive income (loss) and reported in stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses, are included in investment income, net. The cost of securities is based on the specific identification method.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes Payable

          The carrying value of the Company’s 4% convertible senior unsecured notes outstanding at December 31, 2011 and 2010 was $129.5 million and $134.5 million, respectively, and the fair value of these notes was $129.8 million and $182.4 million at December 31, 2011 and 2010, respectively. Fair value of the Company’s notes payable is based on quoted market prices.

Property and Equipment

          Property and equipment are stated at cost. Depreciation of fixed assets is provided by the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease or the life of the asset, whichever is shorter. The costs of repairs and maintenance are charged to operations as incurred while significant improvements are capitalized.

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

          The Company does not routinely participate in research and licensing arrangements that have multiple deliverables. The sale of the specialty pharmaceutical business, however, did involve the application of the guidance regarding multiple deliverables in separating the revenues associated with the sale of in-process research and development from the other elements of the transaction, principally the assets sold as part of discontinued operations and the continuing involvement of the Company in contract research activities. The Company determined that the in-process research and development had value to the buyer of the specialty pharmaceutical business on a stand-alone basis and that there was objective and reliable evidence available to support the allocation of the total purchase price to the respective units of accounting (see Note 22, Discontinued Operations).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

          Substantial portions of the Company’s preclinical and clinical trial work are performed by third-party contract research organizations (CROs) and other vendors. The Company accrues expenses for costs for work performed by CROs based upon the estimated amount of the total effort completed on each study or project using factors such as the number of patients enrolled, the number of active clinical sites and the duration for which the patients will be enrolled in the study. Similar approaches are taken in estimating the percentage of completion in relation to contracts with contract manufacturing organizations. The Company bases the estimates on the information available at the time and records actual expenses as work is completed and invoiced.

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

Concentrations of Risk

          The Company’s holdings of financial instruments are comprised principally of money market funds and debt securities. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated securities while at the same time seeking to achieve a reasonable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings of debt securities also are exposed to the risks of changes in the credit quality of issuers. The Company typically invests the majority of its investments in the shorter-end of the maturity spectrum. At December 31, 2011 the portfolio had a weighted average effective maturity of just over a year and contained securities readily tradable in a market that enables flexibility in terms of timing of disposal. Cash equivalents are primarily held in a number of triple-A rated institutional money market funds as well as several corporate and U.S. government-sponsored entities’ debt securities.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock-Based Compensation Plans

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

Cash Flow Information

          Cash payments for interest on the Company’s 4% notes were approximately $5.4 million, $5.4 million, and $10.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. There were $0.2 million, $0.1 million, and $0.2 million of income tax payments made for the years ended December 31, 2011, 2010 and 2009, respectively.

          During the year ended December 31, 2010, the Company had a noncash conversion of $115.6 million principal amount of the 4% notes into approximately 13.5 million shares of its common stock.

(3) New Accounting Pronouncements

          In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220). Under the amendments of ASU 2011-05, an entity is required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of the requirement to present line items on the income statement for reclassification of items out of accumulated other comprehensive income until the FASB is able to reconsider that requirement. ASU 2011-05, as amended by ASU 2011-12, will become effective for the Company’s 2012 annual financial statements and for interim and annual financial statements thereafter. Other than the change in financial statement presentation, the adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to have a material effect on the Company’s consolidated financial statements.

          In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to clarify existing guidance and change wording to align U.S. GAAP with IFRS 13. The new standards do not extend the use of fair value, but rather provide guidance on how fair value should be applied where it is already required or permitted. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011, and early adoption is not permitted. In the period of adoption, the Company will be required to disclose any changes in valuation technique and related inputs that result from applying the ASU and to quantify the total effect, if practicable. The Company does not expect the adoption of the new guidance to have any effect on the consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$130,201	$175	$(168)	$130,208
Commercial paper	30,979	5	(3)	30,981
U.S. government agency	26,531	30	(19)	26,542
Variable rate demand notes	19,295	—	—	19,295
Municipal bonds	5,000	—	—	5,000
Non-U.S. government bonds	2,411	2	—	2,413
Certificates of deposit	2,000	—	—	2,000
Other	2,550	—	(22)	2,528

	$218,967	$212	$(212)	$218,967

* Included in current marketable securities of $58,188 and long-term marketable securities of $160,779 at December 31, 2011.

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$52,079	$738	$—	$52,817
U.S. government agency bonds	1,000	4	—	1,004
Non-U.S. government bonds	5,553	86	—	5,639
Other	3,019	111	(26)	3,104

	$61,651	$939	$(26)	$62,564

* Included in current marketable securities of $31,170 and long-term marketable securities of $31,394 at December 31, 2010.

          All marketable debt securities are classified as available-for-sale. Other securities are predominantly mutual fund shares belonging to participants in the Company’s Executive Deferred Compensation Plan totaling $2.5 million fair value as of December 31, 2011 (in current assets) and $3.1 million fair value as of December 31, 2010 (in long-term other assets). As of December 31, 2011, there is a current liability that offsets the aggregate deferred compensation plan current assets. As of December 31. 2010, the offsetting liability was included in other liabilities (long-term).

          Fair value is determined from readily available Level 2 vendor quoted prices utilizing observable inputs based on active markets. As of December 31, 2011 and 2010, the Company’s marketable securities are all valued based on Level 2 inputs.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Maturities of marketable debt securities, based on contractual maturity and excluding securities related to the Company’s Executive Deferred Compensation Plan, at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$55,616	$55,660
Due after one through three years	141,506	141,485
Due more than three years*	19,295	19,295

	$216,417	$216,440

* Securities maturing over three years based on contractual maturities are variable rate demand notes which contain a put feature allowing them to be put back to the issuer weekly.

          During the years ended December 31, 2011 and 2010, the Company realized gains from the sale of marketable securities of $0.2 million and $0.6 million, respectively. For 2009, there was an immaterial loss realized. During the quarter ended September 30, 2010, the Company recorded an other-than-temporary impairment loss of $0.9 million related to an auction rate security of a bankrupt issuer. The Company still holds this security but no longer expects to recover any of its cost. The Company will continue to monitor this instrument for any signs of recovery.

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of December 31, 2011, some of the Company’s investments were in an unrealized loss position. None of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred. The Company maintains a short-term liability for the fair value of the investments in the Executive Deferred Compensation Plan, and any losses ultimately realized related to these holdings are borne by the plan participants.

(5) Property and Equipment

          Property and equipment consist of the following (in thousands):

	December 31, 2011	December 31, 2010	Estimated Useful Lives

Leasehold improvements	$25,532	$27,034	2-14 years	*
Equipment	30,052	30,002	2-6 years
Furniture and fixtures and other	1,791	2,824	6 years

	57,375	59,860
Less: Accumulated depreciation	40,573	38,286

	$16,802	$21,574

          * Shorter of the lease term or lives indicated

          Depreciation charged to operations relating to property and equipment totaled $5.3 million, $5.8 million, and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          During 2011, the Company eliminated from its books and records fully-depreciated leasehold improvements of $1.2 million and fully-depreciated furniture and fixtures of $1.0 million at its former Bridgewater, New Jersey headquarters facility in connection with the lease terminations for the first and third floors (See Note 13, Restructurings and Note 20, Leases).

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

          During the fourth quarter of 2011, the Company repurchased $5.0 million principal amount of its 4% notes at par and wrote-off approximately $30,000 of deferred debt issuance costs. During the first quarter of 2009, the Company repurchased $20.5 million principal amount of its 4% notes at a discount to par, resulting in a gain of approximately $4.5 million, net of the write-off of $0.3 million of deferred debt issuance costs. As of December 31, 2011, the balance of unamortized deferred debt issuance costs is approximately $0.7 million.

          Interest on the 4% notes is payable on June 1 and December 1 of each year. Accrued interest on the 4% notes amounted to $0.4 million as of December 31, 2011 and 2010.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) Accrued Expenses and Other

          Accrued expenses and other current liabilities consists of the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010

Compensation	$2,634	$5,725
Severance benefits	3,843	3,623
Professional and consulting fees	658	667
Insurance and taxes	488	386
Interest	432	448
Deferred compensation plan liability	2,533	—
Other	3,104	3,346

	$13,692	$14,195

(8) Stockholders’ Equity

Preferred Stock

          The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 600,000 are designated as Series B in connection with the Rights Plan.

Common Stock

          As of December 31, 2011, the Company has reserved shares of its common stock for the purposes detailed below (in thousands):

Non-Qualified and Incentive Stock Plans	8,930
Shares issuable upon conversion of 4% Notes due 2013	13,560
Employee Stock Purchase Plan	600

23,090

Share Repurchase Programs

          On December 21, 2010, the Company announced a share repurchase program, under which management may use up to $200.0 million to purchase the Company’s outstanding common shares. Transactions in the Company’s stock are recorded on a settlement date basis. Through December 31, 2010, the Company paid approximately $0.4 million to repurchase and retire 30,000 shares at an average cost of $12.45 per share. Since the inception of the Company’s repurchase program, the cumulative number of shares repurchased and retired through September 30, 2011 amounts to 11,461,449 shares at a total cost of $121.5 million, or an average cost per share of approximately $10.60. During the third quarter of 2011, the Company decided to suspend the repurchase program.

          On December 3, 2009, the Company announced a share repurchase program under which management may use up to $50.0 million to purchase the Company’s outstanding common shares. During the fourth quarter of 2010, the Company completed the entire $50.0 million program, retiring approximately 4.7 million shares in total at an average cost of $10.63 per share. Approximately $48.0 million was paid in 2010 to purchase approximately 4.5 million shares at an average cost of $10.65 per share.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Rights Plan

          Holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. These rights currently entitle holders of our common stock to purchase one one-thousandth of a share of our Series B preferred stock for $190.00, except, in certain circumstances described below, holders may receive common stock. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15 percent or more of our common stock while the stockholder rights plan remains in place, then, unless (1) the rights are redeemed by us for $0.01 per right or (2) the board of directors determines that a tender or exchange offer for all of our outstanding common stock is in the best interest of the Company and the stockholders, the rights will become exercisable by all rights holders, except the acquiring person or group, for (i) shares of our common stock or (ii) in certain circumstances, shares of the third-party acquirer, each having a value of twice the right’s then-current exercise price. Pursuant to an amendment to the rights plan dated July 23, 2009, stockholders may beneficially own less than 19 percent of the outstanding shares of common stock of the Company without becoming an acquiring person and thereby triggering the rights under the plan. Prior to the amendment, stockholders who reported beneficial ownership of the common stock of the Company on Schedule 13G under the Securities Exchange Act of 1934, as amended, could beneficially own less than 20 percent of the outstanding shares of common stock of the Company without becoming an acquiring person, and all other stockholders could beneficially own less than 15 percent of the outstanding shares of common stock of the Company without becoming an acquiring person. The rights expire on May 16, 2012.

(9) Sale of In-Process Research and Development

          When the Company sold its specialty pharmaceutical business in January 2010, it retained its research and development organization. Prior to the sale, the Company’s research and development function was engaged in, among other things, studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceuticals business. The in-process research and development related to those two products was included in the sale. The $40.9 million selling price was management’s best estimate of its standalone fair value based on the stage of development and consideration of future milestone payments. All necessary technology and knowhow was transferred to the purchaser at the time of the sale, and the purchaser could resell the in-process research and development asset. The activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could be performed by the purchaser or others. No portion of the selling price was attributed to the transition services agreement referred to below in Note 22, Discontinued Operations, as that agreement represents an arm’s-length market rate of return for the services being provided and those services are completely separate from the in-process research and development.

          During 2011, the Company earned a $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar.

(10) Contract Research and Development Revenue and Miscellaneous Income

          Contract research and development is specific to the transition services agreement the Company entered into with the purchaser of the specialty pharmaceutical business. The transition services agreement was initiated in January 2010 at the time of the sale. It provides for a reimbursement for services provided by the Company plus a mark-up and totaled $1.4 million and $9.3 million in 2011 and 2010, respectively. These services could continue for up to three years after the sale, but diminished significantly during the course 2011.

          Miscellaneous income includes income received pursuant to the transition services agreement related to general and administrative support to the purchaser of the specialty pharmaceutical business and sublease revenues received by the Company from tenants under terms of sublease agreements. These

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transitional services were minimal in 2011 ($0.1 million) versus 2010 ($2.4 million) as the term of the agreement for other than research and development support activities was approximately one year from January 2010. Sublease revenues of $0.6 million and $0.3 million for 2011 and 2010, respectively, relate to the Company’s leased facility in South Plainfield, New Jersey, which commenced in 2009 and runs through October 2012, and excess leased office space in Bridgewater, New Jersey, which commenced in 2011 as a result of the first quarter relocation to Piscataway, New Jersey and will continue through January 2013 (see Note 20, Leases).

(11) Comprehensive (Loss) Income

          Comprehensive (loss) income consists primarily of net (loss) income and net unrealized gain (loss) on marketable securities available-for-sale and is presented in the consolidated statements of stockholders’ equity. The following table reconciles net (loss) income to comprehensive (loss) income (in thousands):

	Year Ended December 31,

	2011	2010	2009

Net (loss) income	$(20,763)	$177,243	$683

Other comprehensive (loss) income:
Unrealized (loss) gain on securities that arose during the year*	(671)	(979)	3,236
Currency translation adjustment*	—	(742)	730
Reclassification adjustments*:
Impairment loss included in net loss	—	896	—
(Gain) loss on sale of securities	(240)	(589)	11

Total other comprehensive (loss) income	(911)	(1,414)	3,977

Total comprehensive (loss) income	$(21,674)	$175,829	$4,660

* Information has not been tax-effected due to the establishment of a full allowance against any related net deferred tax asset.

(12) Loss Per Common Share

          Basic loss and earnings per common share is computed by dividing the loss from continuing operations, income from discontinued operations, and net loss and income by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

          The diluted loss and earnings per share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive. The denominator would include both the weighted average number of shares of common stock outstanding and common stock equivalents. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP), and the number of shares issuable upon conversion of the Company’s 4% convertible senior notes payable. In the case of notes payable, the diluted earnings per share calculation would be further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes were converted into common stock.

          In a period in which a loss from continuing operations is reported, all computations of diluted per-share amounts for that period must be made exclusive of potential dilutive shares and the add-back of interest. Accordingly, for each of the three years ended December 31, 2011, 2010 and 2009, diluted loss and earnings per share for discontinued operations and net loss and income are the same as the corresponding basic loss and earnings per share.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The following table illustrates the computation of basic and diluted loss and earnings per share for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,

	2011	2010	2009

(Loss) Earnings Per Common Share – Basic and Diluted:
Loss from continuing operations	$(20,763)	$(2,800)	$(57,202)

Income and gain from discontinued operations, net	$—	$180,043	$57,885

Net (loss) income	$(20,763)	$177,243	$683

Weighted average common shares outstanding	51,910	58,466	45,186

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.40)	$(0.05)	$(1.26)

Discontinued operations	$—	$3.08	$1.28

Net (loss) income	$(0.40)	$3.03	$0.02

          For the years ended December 31, 2011, 2010 and 2009, the Company had potentially dilutive common stock equivalents excluded from the computation of diluted earnings per share amounting to 17.4 million, 18.8 million, and 35.4 million shares, respectively.

(13) Restructurings

          The Company incurred the following charges in connection with its restructuring programs during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,

	2011	2010	2009

Employee separation benefits:
Fourth-quarter 2011	$1,485	$—	$—
Third-quarter 2011	2,835	—	—
Second-quarter 2011	734	—	—
Fourth-quarter 2010	(72)	2,974	—
First-quarter 2010	(60)	9,736	—
First-quarter 2009	—	—	693

	4,922	12,710	693
Other restructuring costs:	1,103	1,316	—

Total restructuring charges	$6,025	$14,026	$693

Employee Separation Benefits

          During the fourth quarter of 2011, the Company recorded total restructuring charges in the amount of $1.4 million, of which $1.1 million related to the departure of the Company’s Chief Operating Officer for severance payments and benefits that are payable under the terms of the Amended and Restated Severance Agreement. Additionally, there were several research and development positions identified for elimination resulting in a charge of approximately $0.3 million for separation benefits. As of December 31, 2011, there was approximately $1.2 million remaining to be paid in accrued expenses under current liabilities.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          During the third quarter of 2011, the Company announced a plan to reduce its workforce and operating costs to more closely align its resources and capital with the Company’s research and development activities. The reduction in force will reduce the number of employees by approximately 48 percent, to a total of approximately 47, by June 2012. Separation payments will be made for up to a year following the respective separations. In connection with this restructuring, the Company recorded in the third quarter of 2011 a charge of approximately $2.9 million for separation benefits. As of December 31, 2011, there was approximately $2.6 million remaining to be paid, of which approximately $2.0 is in accrued expenses under current liabilities.

          During the second quarter of 2011, the Company recorded a restructuring charge in the amount of $0.7 million related to the departure of the Company’s Executive Vice President, Human Resources & Administration for severance payments and benefits that are payable under the terms of the Severance and Release Agreement. As of December 31, 2011, there was approximately $0.3 million remaining to be paid in accrued expenses under current liabilities.

          There were two restructurings initiated during 2010, both of which reflected the transition of the Company from a fully integrated biopharmaceutical company with research, manufacturing and marketing operations to a biotechnology company focused primarily on research and development. The fourth-quarter 2010 restructuring program was part of the Company’s continued efforts to streamline corporate administrative operations and affected approximately 33 positions. Affected employees were notified in December 2010 and the majority of the terminations occurred during the first quarter of 2011. Separation payments will be made for up to a year following the respective separations. In connection with this restructuring, the Company recorded in the fourth quarter of 2010 a charge of approximately $3.0 million for separation benefits. As of December 31, 2011, there was approximately $0.4 million remaining to be paid in accrued expenses under current liabilities.

          During the first quarter of 2010, the Company recorded restructuring charges of $9.7 million, of which $6.1 million was for separation benefits resulting from a workforce reduction involving 64 employees. These actions related primarily to the sale of the specialty pharmaceutical business, including several employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods during which they assisted with an orderly transfer of activities and information to the purchaser. The Company also reassessed its staffing requirements subsequent to the sale of the specialty pharmaceutical business in light of the lessened demands on many of its general and administrative functions. Additionally, the Company’s former President and Chief Executive Officer resigned from the Company effective February 22, 2010, resulting in $3.6 million of expenses for severance payments and benefits that were payable per the terms of the individual’s employment agreement. Payments due pursuant to the termination agreement were made during the third quarter of 2010.

          The following table reflects the 2011 and 2010 restructuring accrual activity for separation benefits and the resulting liabilities as of December 31, 2011 and 2010 (in thousands):

	Employee Separation Benefits

	4Q-11	3Q-11	2Q-11	4Q-10	1Q-10	Total

Balance at December 31, 2009	$—	$—	$—	$—	$—	$—
2010 restructuring accruals	—	—	—	2,974	9,889	12,863
2010 payments made	—	—	—	—	(8,837)	(8,837)
2010 adjustments	—	—	—	—	(153)	(153)

Balance at December 31, 2010	$—	$—	$—	$2,974	$899	$3,873
2011 payments made	—	—	—	(2,544)	(839)	(3,383)
2011 adjustments	—	—	—	(72)	(60)	(132)
2011 restructuring accruals	1,485	2,872	662	—	—	5,019
2011 payments made	(301)	(205)	(350)	—	—	(856)
2011 adjustments	—	(37)	—	—	—	(37)

Balance at December 31, 2011	$1,184	$2,630	$312	$358	$—	$4,484

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Restructuring Costs

          During the third quarter of 2011, the Company recorded a restructuring charge in the amount of $0.7 million to terminate an operating lease related to the third and first floors of the its former Bridgewater, New Jersey headquarters facility, of which $0.2 million is reflected in accrued expenses under current liabilities as of December 31, 2011. Termination payments will be completed during the first quarter of 2012 (see Note 20, Leases).

          During the first quarter of 2011, the Company recorded a restructuring charge in the amount of $0.4 million related to the excess of committed lease costs over potential sublease income for office space in Bridgewater, New Jersey that was vacated during the quarter when the Company relocated its corporate headquarters to Piscataway, New Jersey.

          During the third quarter of 2010, the Company entered into a sublease for the second floor of its former Bridgewater, New Jersey headquarters facility. This space became unused as a result of the reductions in workforce stemming from earlier restructuring efforts related to the sale of the specialty pharmaceutical business. The $0.4 million charge represents the excess of the Company’s contractual lease commitment over the amount of cash to be received from the subtenant over the life of the sublease arrangement.

          During the second quarter of 2010, the Company recorded a restructuring charge in the amount of $0.9 million to write off certain leasehold improvements and furnishings located at its former Bridgewater, New Jersey headquarters facility that were determined to be excess and without future value as a result of the termination and relocation of several employees.

(14) Stock Options

          Through the Compensation Committee of the Board of Directors, the Company administers the 2011 Incentive Stock Plan, which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon and its subsidiaries. The 2011 Incentive Stock Plan was adopted by the Board of Directors in March 2011 and approved by the stockholders in May 2011. Prior to this, the Company administered the 2001 Incentive Stock Plan, which was adopted by the Board of Directors in October 2001 and approved by the stockholders in December 2001. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2011, approximately 528,000 shares of common stock were reserved for issuance pursuant to granted options and awards under the 2011 plan. Approximately 4.5 million shares remain available for grant. Option grants remain outstanding from previous awards under the 2001 Incentive Stock Plan and an earlier 1987 Non-Qualified Stock Option Plan; however, there will be no further grants made pursuant to those plans.

          In March 2011, the Board of Directors adopted a new compensation plan for non-employee directors, effective April 1, 2011. Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options (Annual Option Grant) on the first trading day of the calendar year with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of our common stock on the date of grant. The Annual Option Grant vests in one tranche on the first anniversary, provided that the recipient director remains on the Board, and expires on the tenth anniversary of the date of grant. In addition, upon the election of a new non-employee director to the Board, such newly elected director receives a Welcome Grant of stock options with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of our common stock on the date of grant. The Welcome Grant vests in three equal tranches on each of the first three anniversaries, provided that the recipient director remains on the Board, and expires on the tenth anniversary of the date of grant. Furthermore, for a non-employee Chairperson of the Board, the value of options covered by the Annual Option Grant and the Welcome Grant shall be twice the amounts mentioned above. For a non-employee Vice-Chairperson of the Board, the value of options covered by the Annual Option Grant and the Welcome Grant shall be one and a half times the amounts mentioned above. Options granted in accordance with the 2011 Outside Director Compensation Plan will be made under the 2011 Incentive Stock Plan.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Prior to April 1, 2011, under the 2007 Outside Director Compensation Plan, each non-employee director received an annual grant of stock options (Annual Option Grant) on the first trading day of the calendar year with a Black-Scholes value of $75,000 and an exercise price equal to the closing price of our common stock on the date of grant. The Annual Option Grant vested in one tranche on the first anniversary, provided that the recipient director remained on the Board, and expired on the tenth anniversary of the date of grant. In addition, upon the election of a new non-employee director, such newly elected director received a Welcome Grant of stock options with a Black-Scholes value of $75,000 and an exercise price equal to the closing price of our common stock on the date of grant. The Welcome Grant vested in three equal tranches on each of the first three anniversaries, provided that the recipient director remained on the Board, and expired on the tenth anniversary of the date of grant. Furthermore, for a non-employee Chairperson of the Board, the value of options covered by the Annual Option Grant and Welcome Grant were twice the amounts mentioned above. Options granted in accordance with the 2007 Outside Director Compensation Plan were made under the 2001 Incentive Stock Plan.

          The following is a summary of the activity in the Company’s outstanding Stock Option Plans, which include the 2011 Incentive Stock Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan (options in thousands):

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011	3,993	$13.21

Granted at exercise prices which equaled the fair value on the date of grant	311	$9.39
Exercised	(674)	$8.09
Forfeited	(17)	$12.40
Expired	(492)	$24.30

Outstanding at December 31, 2011	3,121	$12.19	3.45	$2,231

Vested and expected to vest at December 31, 2011	3,060	$12.27	3.33	$2,127

Exercisable at December 31, 2011	2,786	$12.55	2.74	$1,776

          As of December 31, 2011, there was $0.6 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 14 months. The Board of Directors of the Company elected to accelerate the vesting of certain stock options granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale of the specialty pharmaceutical business in January 2010. This acceleration affected outstanding options held by employees at the vice president level and below and resulted in an additional expense of $0.2 million in the first quarter of 2010 and $0.1 million in 2009. The charges primarily represented an acceleration of expense recognition pursuant to the original award and, to a lesser extent, an adjustment to recognize the modification of the award in contemplation of the sale.

          The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $3.29, $4.42, and $2.45, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.9 million, $11.8 million, and $26 thousand, respectively. During the year ended December 31, 2011, the grant-date fair value of options that vested was $1.2 million.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          In the years ended December 31, 2011, 2010 and 2009, the Company recorded stock-based compensation of $0.7 million, $2.2 million, and $3.2 million, respectively, related to stock options. The Company did not realize a net tax benefit related to stock-based compensation expense. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

          The breakdown of stock-based compensation expense by major line caption in the statements of operations is shown below (in thousands):

	Year Ended December 31,

	2011	2010	2009

Research and development	$26	$377	$804
General and administrative	684	1,787	2,394

	$710	$2,164	$3,198

          Cash received from exercises of stock options for the years ended December 31, 2011, 2010 and 2009, was $5.5 million, $31.8 million, and $0.1 million, respectively.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009

Expected volatility	42%	42%	41%
Expected term (in years)	4.1	5.4	5.4
Risk-free interest rate	1.5%	2.6%	1.7%

(15) Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

          The 2011 Incentive Stock Plan and, prior to that, the 2001 Incentive Stock Plan provide for the issuance of restricted stock awards and restricted stock units (collectively, nonvested shares) to employees, officers and directors. These awards are issued by the Company effective as of the grant date, in the case of restricted stock awards, or upon the vesting date, in the case of a restricted stock unit. The recipient pays no cash to receive the shares, other than the $0.01 par value in some cases. These awards have vesting periods of three to five years when based solely on service. Certain awards have performance goals which, if met, result in accelerated vesting that could be shorter than three years. If the performance goals are not met, the awards continue to vest over time. All nonvested shares are valued at fair value. The market price of the Company’s stock at grant date is factored by an expected vesting period forfeiture rate based on stratified historical data related to the assumed vesting period. This amount is then amortized over the vesting period on a straight-line basis for those awards that vest based solely on service. For awards subject to performance-based accelerated vesting, the Company monitors progress against performance goals and accelerates the compensation expense as appropriate.

          Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of restricted stock units (Annual Restricted Stock Grant) settled in shares of common stock on the first trading day after June 30 of each calendar year with a value of $75,000. The Annual Restricted Stock Grant vests in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remains on the Board. In addition, upon the election of a new non-employee director to the Board, such newly elected director receives a Welcome Grant of restricted stock units settled in shares of common stock with a value of $100,000. The Welcome Grant vests in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remains on the Board. Furthermore, for a non-employee Chairperson of the Board, the value of restricted stock units covered by the Annual Restricted Stock Grant and the Welcome Grant shall be twice the amounts mentioned above. For a non-employee Vice-Chairperson of the Board, the value of options covered by the Annual Restricted Stock Grant and the Welcome Grant shall be one and a half times the amounts mentioned above. Restricted stock units granted in accordance with the 2011 Outside Director Compensation Plan will be made under the 2011 Incentive Stock Plan.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Prior to April 1, 2011, under the 2007 Outside Director Compensation Plan, each non-employee director received an annual grant of restricted stock (Annual Restricted Stock Grant) settled in shares of common stock on the first trading day after June 30 of each calendar year with a value of $75,000. The Annual Restricted Stock Grant vested in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remained on the Board. In addition, upon the election of a new non-employee director, such newly elected director received a Welcome Grant of restricted stock with a value of $75,000. The Welcome Grant vested in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remained on the Board. Furthermore, for a non-employee Chairperson of the Board, the value of restricted stock covered by the Annual Restricted Stock Grant and Welcome Grant were twice the amounts mentioned above. Restricted stock units granted in accordance with the 2007 Outside Director Compensation Plan were made under the 2001 Incentive Stock Plan.

          A summary of nonvested shares as of December 31, 2011 and changes during the year ended December 31, 2011 is provided below (shares in thousands):

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at January 1, 2011	753	$10.41
Granted	393	$9.43
Vested	(342)	$10.44
Forfeited	(130)	$10.02

Nonvested at December 31, 2011	674	$10.14

          Of the total number of nonvested shares granted during the year, 203,000 are performance-based and had a grant date fair value of $10.53 per share. The total grant-date fair value of nonvested shares that vested during the year ended December 31, 2011 was $3.6 million.

          As of December 31, 2011, there was $4.6 million of total unrecognized compensation cost related to nonvested shares that the Company expects to be recognized over a weighted average period of 24 months, reflective of the blend of service and performance elements. The weighted average vesting period could be affected if the remaining performance goals become probable of being achieved and the related vesting period is shortened as a result.

          In the years ended December 31, 2011, 2010 and 2009, the Company recorded stock-based compensation expense of $2.4 million, $4.6 million, and $4.5 million related to nonvested share awards, which is included in the Company’s net income for each respective period. Of the 2010 expense, $1.2 million related to vesting of performance-based awards. The board of directors of the Company elected to accelerate the vesting of certain nonvested share awards granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale of the specialty pharmaceutical business in January 2010. This acceleration resulted in an estimated $0.8 million additional expense in the first quarter of 2010 and $0.5 million in 2009. The charges primarily represented an acceleration of expense recognition pursuant to the original award and, to a lesser extent, an adjustment, in certain cases, to recognize the modification of the award in contemplation of the sale. The Company’s policy is to use newly issued shares to satisfy nonvested share awards. There has been no tax benefit realized to date related to tax deductions for nonvested shares.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The breakdown of stock-based compensation expense by major line caption in the statements of operations is shown below (in thousands):

	Year Ended December 31,

	2011	2010	2009

Research and development	$1,281	$1,643	$1,223
General and administrative	1,082	2,963	3,268

	$2,363	$4,606	$4,491

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

          The initial assumptions used in the valuation for each offering period, April 1 and October 1, are reflected in the following table (no dividends were assumed):

	2011		2010		2009

	October	April	October	April	October	April

Expected volatility	32.02%	22.17%	30.31%	31.80%	39.52%	95.62%
Expected term (in years)	0.5	0.5	0.5	0.5	0.5	0.5
Risk-free interest rate	0.12%	0.20%	0.24%	0.19%	0.19%	0.39%

          Increases in individual withholding rates within the offering period could have the effect of establishing a new measurement date for that individual’s future contributions. Compensation expense recognized for the ESPP was approximately $66,000, $99,000, and $172,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. There were two stock purchases under the ESPP during the year ended December 31, 2011. Based upon the purchase price established as of March 31, 2011 and September 30, 2011, 41,346 shares were allocated under the plan in the year.

          Cash received from ESPP for the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.4 million, and $0.5 million, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          The breakdown of stock-based compensation expense by major line caption in the statement of operations is shown below (in thousands).

	Year Ended December 31,

	2011	2010	2009

Research and development	$36	$67	$43
General and administrative	30	32	129

	$66	$99	$172

(17) Income Taxes

          The components of the income tax provision related to continuing operations are summarized as follows (in thousands):

	Year Ended December 31,

	2011	2010	2009

Current:
Federal	$—	$(140)	$(2,195)
State and foreign	205	(197)	110

Total current	205	(337)	(2,085)

Deferred: Federal and State	—	—	—

Income tax provision (benefit)	$205	$(337)	$(2,085)

          The following table represents a reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income from continuing operations before taxes (in thousands):

	Year Ended December 31,

	2011	2010	2009

Income tax benefit computed at federal statutory rate	$(7,195)	$(1,098)	$(20,750)
Nondeductible expenses	205	2,348	699
Add (deduct) effect of:
Federal research and development tax credits	(1,339)	(2,662)	(1,625)
Tax on earnings of foreign subsidiary	174	826	—
State income taxes, net of federal tax	20	(199)	71
Effect of change in federal law	—	(140)	(2,195)
Increase in beginning of period valuation allowance	8,340	588	21,715

Income tax provision (benefit)	$205	$(337)	$(2,085)

          Income tax expense in 2011 was primarily comprised of Canadian withholding tax. No federal income tax expense was incurred in relation to normal operating results due either to current period operating losses or the utilization of deferred tax assets to offset taxes that would otherwise accrue to operating income.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

          The gain on the sale of the specialty pharmaceutical business, although taxable, did not result in a federal income tax liability due to the tax basis the Company had in the divested assets and the net operating loss generated in 2010. The utilization of related deferred tax assets associated with the sale and corresponding reversal of valuation allowances is reflected in the table that follows.

          As of December 31, 2011 and 2010, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2011	December 31, 2010

Deferred tax assets:
Federal and state net operating loss carryforwards	$61,213	$55,510
Research and development credits carryforward	27,647	26,353
Acquired in-process research and development	7,512	8,411
Capital loss carryforwards	3,165	3,165
Share-based compensation	2,554	719
Federal alternative minimum tax credits	1,530	1,530
Accrued compensation	1,035	1,214
Other	3,153	3,395

Total gross deferred tax assets	107,809	100,296
Less valuation allowance	(107,365)	(97,587)

	444	2,709

Deferred tax liabilities:
Book basis in excess of tax basis of acquired assets	(443)	(1,510)
Undistributed earnings of foreign subsidiary	—	(826)
Unrealized gain on investment securities	(1)	(373)

	(444)	(2,709)

Net deferred tax assets	$—	$—

          During the year ended December 31, 2010, the Company determined that it would no longer permanently reinvest any of the earnings of its foreign subsidiaries. As a result, the Company recorded a net deferred income tax liability of $0.8 million, with an offsetting valuation allowance, on approximately $2.4 million of accumulated earnings of its foreign subsidiaries. During the year ended December 31, 2011, the Company repatriated its earnings from its foreign subsidiaries due to the closure of the operations. As a result, the Company reduced the net deferred income tax liability of $0.8 million and eliminated the offsetting valuation allowance.

          A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $150.3 million that expire in the years 2020 through 2031 and New Jersey state net operating loss carryforwards of approximately $95.6 million that expire in the years 2012 through 2018. The Company also has federal research and development tax credit carryforwards of approximately $20.8 million for tax reporting purposes that expire in the years 2017 through 2031. In addition, the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company has $6.9 million of state research and development tax credit carryforwards that expire in the years 2015 through 2026. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

          As of December 31, 2011, management believes that it is more likely than not that the net deferred tax assets will not be realized, based on assumptions regarding future operations, consideration of tax strategies and the reversal of deferred tax liabilities. As of December 31, 2011 and 2010, the Company had deferred tax assets of $107.8 million and $100.3 million, respectively. The Company has maintained a valuation allowance of $107.4 million and $97.6 million at December 31, 2011 and 2010, respectively.

          The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company is currently not under examination by the U.S. Internal Revenue Service, however, the tax years 2008 through 2011 remain open to examination. State income tax returns for the states of New Jersey and Indiana are generally subject to examination for a period of 3-4 years after filing of the respective returns. These state income tax returns are not currently under examination. Income tax returns for Canada are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company’s income tax returns are currently not under examination by Revenue Canada.

(18) Significant Agreements

Sigma-Tau Group

          The Company sold its specialty pharmaceutical business to Klee Pharmaceuticals Inc. (now known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the sigma-tau Group) in January 2010. In addition to the initial sale of assets which has been reflected in the Company’s financial statements for the year ended December 31, 2010, there were certain potential future payments to Enzon that were contingent upon the achievement of stated milestones. During the first quarter of 2011, the Company earned a $5.0 million milestone payment resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar. Remaining potential milestone payments as of December 31, 2011 were estimated to be $17.0 million. In addition, there are royalties potentially due to Enzon of 5 to 10 percent on incremental net sales through 2014 by the sigma-tau Group above a 2009 baseline amount from the four marketed specialty pharmaceutical products Enzon sold to them. Approximately $0.5 million and $0.6 million of royalty revenue were recognized in 2011 and 2010, respectively, pursuant to this provision of the sale agreement. There can be no assurance that any of the remaining milestone payments or any future royalty revenues beyond that which has been recognized to date will accrue to the benefit of the Company.

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

Santaris Pharma A/S License Agreement

          In July 2006, the Company entered into a license agreement with Santaris Pharma A/S (Santaris) pursuant to which the Company obtained exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-1α and Survivin mRNA, as well as RNA antagonists directed against six additional gene targets selected by the Company. Since inception of the agreement, initial acquisition of in-process research and development and milestone payments have been made totaling $34.0 million, including milestone payments of $0.0 million, $7.0 million, and $3.0 million in 2011, 2010, and 2009, respectively, included in research and development expense in the accompanying statements of operations. The Company could pay an additional $142.0 million in milestone payments upon the successful completion of certain development and regulatory milestones. If the Company fails to make the requisite milestone payment for any particular target, Santaris has the right to recover that target for its own purposes. Santaris also is eligible to receive single-digit percentage royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the agreement in Europe. The royalty term expires on a country-by-country and product-by-product basis when the last valid LNA platform patent or LNA compound patent expires not to exceed 21 years with respect to any product.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Merck Agreement

          As a result of a November 1990 agreement, the Company’s PEGylation technology was used to develop an improved version of the product INTRON A, PEGINTRON. Merck is responsible for marketing and manufacturing PEGINTRON on an exclusive worldwide basis and the Company receives royalties on worldwide sales of PEGINTRON for all indications. The Company has no involvement in the selling or marketing of PEGINTRON. Merck’s obligation to pay the Company royalties on sales of PEGINTRON terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PEGINTRON expires in the country or 15 years after the first commercial sale of PEGINTRON in such country. Currently, expirations are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PEGINTRON where such third party is not Hoffmann-La Roche. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party. During the quarter ended September 30, 2007, the Company sold a 25-percent interest in future royalties payable to it by Merck on net sales of PEGINTRON occurring after June 30, 2007.

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

(19) Commitments and Contingent Liabilities

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

          The Company has non-cancelable lease obligations for certain office and production facilities that have been vacated and sublet. During the third quarter of 2011, the Company terminated the lease for the third floor of the former Bridgewater, New Jersey headquarters facility. During the fourth quarter of 2011, the Company terminated the lease for the first floor of the same facility.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20) Leases

          The Company has several leases for office, warehouse, production and research facilities and equipment. The non-cancelable lease terms for the operating leases expire at various dates between 2012 and 2021 and each agreement includes renewal options.

          Future minimum lease payments, for non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2011 are as follows (in thousands):

Year ending December 31,	Operating Leases

2012	$1,408
2013	753
2014	703
2015	703
2016	703
Thereafter	3,514

Total minimum lease payments	$7,784

          Minimum payments indicated above have not been reduced by future minimum rentals to be received under noncancelable subleases of approximately $0.2 million to be received in equal monthly installments through October 2012 nor approximately $0.4 million to be received in equal monthly installments through January 2013.

          Rent expense amounted to $1.6 million, $2.6 million, and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total rent expense, inclusive of scheduled increases and rent holidays, is recognized on a straight-line basis over the term of the lease.

          The Company’s use of leased office space at its former Bridgewater, New Jersey headquarters facility ended during the first quarter of 2011. As previously discussed, the Company terminated the third and first floor portions of the leased space during the third and fourth quarters of 2011, respectively. The second floor portion of the leased space has been sublet at a rate lower than the Company’s committed costs for that space. The lease related to this portion of the total leased facilities expires on January 31, 2013. The Company remains as the primary lessee with remaining rental payments, in the aggregate, amounting to $0.6 million and extending until January 31, 2013. No other costs related to termination of the lease or restoration of the facilities are anticipated.

          The Company’s use of the leased South Plainfield production facility has ended. While the Company continues to be obligated under the original lease for the facility, a sublease was entered into in January 2010 on favorable terms such that no liability needs to be accrued. The Company may incur charges associated with the lease or its termination prior to or upon the contractual expiration of the lease in October 2012; however, such exposure, if any, cannot be estimated at this time.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21) Retirement Plans

          The Company maintains a defined contribution 401(k) pension plan for substantially all of its full-time and part-time employees, as defined. The Company currently matches 50 percent of the employee’s contribution of up to 6 percent of compensation, as defined. The total Company contributions for the years ended December 31, 2011, 2010, and 2009, were $0.4 million, $0.7 million, and $1.0 million, respectively.

          In September 2011, the Board of Directors authorized and directed the Compensation Committee to terminate the Company’s Executive Deferred Compensation Plan. As required by Section 409A of the Internal Revenue Code, participants in the Plan will receive a payout of their accounts no earlier than 12 months after the termination of the Plan and no later than 24 months after such date. At December 31, 2011, $2.5 million of deferred compensation was included in other current liabilities. At December 31, 2010, $3.1 million of deferred compensation was included in other long-term liabilities. See Note 4, Marketable Securities relating to the investment of participants’ assets.

(22) Discontinued Operations

           On January 29, 2010, the Company consummated the sale to the Sigma-Tau Group of the specialty pharmaceutical business, comprised principally of the Company’s Products and Contract Manufacturing segments, in addition to certain in-process research and development. The Products and Contract Manufacturing segments constituted components of Enzon and qualified for treatment as discontinued operations upon consummation of the transaction. In-process research and development, which comprised part of the total transaction, did not constitute a component of Enzon and, accordingly, was treated as an asset sale and not as discontinued operations.

Terms of Sale

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

           During January 2011, the Company received notice that one of the milestones – the approval of an sBLA regarding a new API starting material for the manufacture of SS Oncaspar - was reached, resulting in Enzon being entitled to receive and recognize $5.0 million of milestone income in 2011. During the latter half of 2010, circumstances emerged making it unlikely that another of the milestones related to an expedited approval process in Europe would be achieved. This would have resulted in a $5.0 million payment to Enzon. Of the remaining $17.0 million of potential milestone payments, it is very unlikely that any will be received in 2012 and there can be no assurance that the Company will receive any such payments in the future.

          The receipt of milestone payments does not constitute continuing cash flows of the divested business. These payments are not contingent upon Enzon performing the research or development activity. Enzon would be entitled to receive the payments if the buyer utilized another research and development provider.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Royalties of 5 to 10 percent on incremental net sales above a 2009 baseline amount from what had been Enzon’s four marketed specialty pharmaceutical products through 2014.

          Sales of the four products during 2011 and 2010 outside the U.S. were sufficiently in excess of 2009 baseline amounts to enable Enzon to earn and recognize a nominal amount of royalty revenue related to this agreement. There can be no assurance that the Company will receive any additional royalty payments pursuant to this agreement.

          These royalties do not constitute a migration or continuation by Enzon of the activities that generate the payments. Enzon is no longer engaged in any manufacturing or marketing activities. Consequently, these cash flows are deemed to be indirect in nature.

  Transition services agreement - Enzon has performed product-support research and development and has provided various general and administrative functions for the purchasing parties during 2010 and 2011. In consideration for this work, Enzon is being compensated based upon costs incurred plus a mark-up defined in the transition services agreement.

          Revenues from and associated costs related to research and development transition services are reflected in the statements of operations as contract research and development and research and development – specialty and contracted services, respectively. Transition services revenues related to general and administrative efforts are reported in miscellaneous income and the associated costs are shown as general and administrative – contracted services. As of December 31, 2011, the Company’s involvement in general and administrative support efforts has essentially been concluded. Some diminishing level of research and development support will continue into 2012.

          The cash flows related to the transition services being provided to the buyer in connection with research and development activities represent a continuation of Enzon’s corporate research function. However, the cost-plus arrangement did not generate sufficient net cash flows during 2011 to be considered significant. These cash flows will be substantially lower in 2012. The services are performed at the request of the sigma-tau Group as a convenience to them. The services could have been performed by others.

Discontinued Operations Accounting Treatment

          While the sale of the specialty pharmaceutical business was initiated in November 2009, the assets were not considered to be held for sale as of December 31, 2009 due to the fact that the transaction was subject to shareholder approval. Such approval was obtained at a special meeting of shareholders on January 27, 2010. As a result, discontinued operations treatment began in the first quarter of 2010 for the Products and Contract Manufacturing segments whereby results of discontinued operations and net assets and liabilities are reported separately in the statements of operations and cash flows. The sale of in-process research and development associated with marketed products was treated as an asset sale and was not part of discontinued operations for accounting purposes due to the Company’s significant continuing involvement in research and development related to marketed products subsequent to the sale.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  in-process research and development related to the sourcing of Oncaspar and Adagen; and
  other assets and liabilities as specified in the asset purchase agreement.
  Assets and liabilities excluded from the sale of the specialty pharmaceutical business include:
  cash and cash equivalents;
  tax refunds and tax attributes related to assets, liabilities and past operations;
  royalties business with the exception of one contract related to Oncaspar;
  PEG-SN38 and Enzon’s LNA compounds and PEG technology platform;
  4% convertible senior notes due 2013;
  stock compensation arrangements;
  product claims, product return claims, environmental and tax liabilities arising prior to the closing date in excess of any reserves;
  lease related to South Plainfield, New Jersey facility; and
  other assets and liabilities as specified in the asset purchase agreement.

           Summary results of operations of the specialty pharmaceutical business through January 29, 2010 and for the year ended December 31, 2009 were as follows (in thousands):

	January 1, 2010 through January 29, 2010	December 31, 2009

Revenues	$8,720	$133,213

Income before income tax	$3,620	$57,661
Income tax benefit (provision)	—	224
Gain on sale of discontinued operations, net of income tax, as adjusted	176,423	—

Income and gain from discontinued operations, net of income tax, as adjusted	$180,043	$57,885

          The sale was a taxable transaction for federal income tax purposes. The Company did not, however, incur significant tax liabilities as a result of the transaction due to the tax basis it has in the disposed of assets and the current year net operating loss. The potential receipt of milestone and/or royalty payments will also be taxable events, but the tax consequences of these payments cannot be estimated at this time.

          The carrying amounts of major classes of assets and liabilities of the specialty pharmaceutical business were as follows (in thousands):

January 29,
2010

Trade accounts receivable, net	$11,886
Inventories	19,516
Other current assets	693

Current assets of discontinued operations	$32,095

Property and equipment, net	$12,621
Amortizable intangible assets, net	48,896

Non-current assets of discontinued operations	$61,517

Trade accounts payable	$700
Accrued expenses	5,763

Liabilities of discontinued operations	$6,463

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(23) Quarterly Results of Operations (Unaudited)

          The following tables present summarized unaudited quarterly financial data (in thousands, except per-share amounts):

	Three Months Ended

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Total revenues (1)	$18,022	$9,599	$10,440	$10,011
Income (loss) from continuing operations	431	(7,068)	(9,105)	(5,021)
Net income (loss)	$431	$(7,068)	$(9,105)	$(5,021)

Per-share information:
Income (loss) from continuing operations:
Basic and diluted	$0.01	$(0.13)	$(0.19)	$(0.10)

Net income (loss):
Basic and diluted	$0.01	$(0.13)	$(0.19)	$(0.10)

	Three Months Ended

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010

Total revenues (1)	$58,253	$13,766	$13,328	$12,518
Income (loss) from continuing operations	20,754	(5,571)	(8,354)	(9,629)
Income and gain from discontinued operations	179,053	(51)	—	1,041	(3)
Net income (loss)(2)	$199,807	$(5,622)	$(8,354)	$(8,588	)(3)(4)

Per-share information:
Income (loss) from continuing operations:
Basic	$0.40	$(0.09)	$(0.14)	$(0.16)
Diluted	$0.29	$(0.09)	$(0.14)	$(0.16)

Net income (loss):
Basic	$3.82	$(0.09)	$(0.14)	$(0.14)
Diluted	$2.70	$(0.09)	$(0.14)	$(0.14)

(1) Revenues are primarily royalties received on the sale of products by other companies utilizing Enzon’s Customized Linker Technology. First quarter 2011 and 2010 revenues include $5.0 million and $40.9 million, respectively, related to the sale of in-process research and development. Revenues from services in 2011 and 2010 are not material. Subsequent to the January 2010 sale of the specialty pharmaceutical business (reflected as discontinued operations), the Company is no longer involved in the manufacture and sale of products.

(2) As previously reported through September 30, 2010.

(3) The gain on the sale of the specialty pharmaceutical business was adjusted during the fourth quarter 2010 by $1.0 million to reflect the write-off of accumulated currency translation gains related to the Canadian subsidiary. This changed the previously reported income and gain from discontinued operations to $180.0 million or $3.08 per share versus the $179.0 million or $3.06 per share previously reported. Because the sale of substantially all of the net assets of the Canadian subsidiary constituted a substantial liquidation for accounting purposes, the accumulated currency translation adjustment should have been reported in earnings as part of the gain calculation during the first quarter of 2010. The fourth quarter correcting entry was not material to the first or fourth quarters nor to the full year 2010 results of operations.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Included in the fourth-quarter 2010 results is a correction of the accounting for the first-quarter 2010 conversion of a portion of the Company’s 4% notes. The net effect of the forgone interest and the write-off of a pro rata amount of deferred debt issuance costs amounted to $0.8 million and was charged to earnings during the first quarter of 2010 at the time of the notes conversion. The correcting adjustment was to credit interest expense for the $0.8 million and to charge additional paid-in capital reflective of the capital nature of the transaction. The noncash correcting entry was not material to the first or fourth quarters nor to the full year 2010 results of operations. See Note 6, Notes Payable.

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

(24) Subsequent Events

          In January 2012, the Company repurchased $3.75 million principal amount of its 4% notes above par and recorded approximately $0.1 million loss on early retirement of debt.