Form 10-Q
period 2012-03-31
ENZON PHARMACEUTICALS INC
filed 2012-05-02
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer  ☐          Accelerated filer ☒          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes ☐     No ☒

Shares of Common Stock outstanding as of April 25, 2012:          48,305,900

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$46,214	$104,324
Marketable securities	78,480	58,188
Other current assets	2,456	2,749

Total current assets	127,150	165,261
Property and equipment, net of accumulated depreciation of $41,869 at March 31, 2012 and $40,573 at December 31, 2011	15,506	16,802
Marketable securities	194,038	160,779
Other assets	252	367

Total assets	$336,946	$343,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,898	$1,572
Accrued expenses and other current liabilities	11,072	13,692

Total current liabilities	12,970	15,264

Notes payable	125,749	129,499
Other liabilities	1,081	1,265

Total liabilities	139,800	146,028

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 48,292,702 shares at March 31, 2012 and December 31, 2011	483	483
Additional paid-in capital	342,224	341,760
Accumulated other comprehensive income	575	3
Accumulated deficit	(146,136)	(145,065)

Total stockholders’ equity	197,146	197,181

Total liabilities and stockholders’ equity	$336,946	$343,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,

	2012	2011

Revenues:
Royalties	$10,321	$11,762
Sale of in-process research and development	—	5,000
Contract research and development	103	1,094
Miscellaneous income	177	166

Total revenues	10,601	18,022

Operating expenses:
Research and development - pipeline	6,914	10,548
Research and development – specialty and contracted services	85	647
General and administrative	3,675	5,086
General and administrative – contracted services	—	58
Restructuring charge	(37)	359

Total operating expenses	10,637	16,698

Operating (loss) income	(36)	1,324

Other income (expense):
Investment income, net	478	459
Interest expense	(1,417)	(1,480)
Other, net	(96)	128

Total other expense	(1,035)	(893)

(Loss) income before income tax expense	(1,071)	431
Income tax expense	—	—

Net (loss) income	$(1,071)	$431

(Loss) earnings per common share
Basic	$(0.02)	$0.01

Diluted	$(0.02)	$0.01

Weighted-average shares - basic	48,293	58,002

Weighted-average shares - diluted	48,293	58,736

Other comprehensive income (loss):
Available-for-sale marketable securities:
Unrealized holding gains (losses) arising during period	537	(125)
Reclassification adjustment for realized losses (gains) on sales included in net (loss) income	35	(22)

Total other comprehensive income (loss)	572	(147)

Comprehensive (loss) income	$(499)	$284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2012	2011

Cash flows from operating activities:
Net (loss) income	$(1,071)	$431
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,296	1,374
Amortization and write-off of debt issuance costs	147	135
Stock-based compensation and employee stock purchase plan discount	468	1,209
Losses (gains) on sales of marketable securities	35	(22)
Losses on early retirement of notes payable	113	—
Other	752	393
Changes in operating assets and liabilities	(2,236)	(2,474)

Net cash (used in) provided by operating activities	(496)	1,046

Cash flows from investing activities:
Purchases of property and equipment	—	(88)
Proceeds from sales and maturities of marketable securities	40,989	13,538
Purchases of marketable securities	(94,755)	(344)

Net cash (used in) provided by investing activities	(53,766)	13,106

Cash flows from financing activities:
Repurchases of common stock	—	(41,401)
Repurchases of notes payable	(3,863)	—
Proceeds from issuance of common stock	—	216
Withholding taxes – stock-based compensation	—	(684)
Proceeds from employee stock purchase plan	15	125

Net cash used in financing activities	(3,848)	(41,744)

Net decrease in cash and cash equivalents	(58,110)	(27,592)

Cash and cash equivalents at beginning of period	104,324	397,530

Cash and cash equivalents at end of period	$46,214	$369,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Description of Business

          Enzon Pharmaceuticals, Inc. and subsidiaries (Enzon or the Company) is a biotechnology company dedicated to the research and development of innovative therapeutics for cancer patients with high unmet medical needs. Operations are funded in part by the receipt of royalty revenues from licensing arrangements with other companies related to sales of products developed using the Company’s proprietary Customized PEGylation Linker Technology (Customized Linker Technology®) – primarily PEGINTRON, marketed by Merck & Co., Inc. The Company operates in one business segment. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s operations and assets reside exclusively in the United States.

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

(2) Basis of Presentation

Interim Financial Statements

          The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Principles of Consolidation

          The condensed consolidated financial statements include the accounts of Enzon Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

          The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of investments, legal and contractual contingencies, stock-based compensation, and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

(3) Financial Instruments and Fair Value

          The carrying values of cash, cash equivalents, other current assets, accounts payable, and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2012 and December 31, 2011 due to their short-term nature. Marketable securities are carried on the condensed consolidated balance sheets at fair value. Fair values and carrying amounts of the Company’s financial instruments are indicated below (in thousands):

Description	Fair Value	Carrying Amount

Marketable Securities (Note 4)	$272,518	$272,518

4% Convertible Notes Payable (Note 5)	$130,060	$125,749

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(4) Marketable Securities

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at March 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$166,084	$463	$(96)	$166,451
Commercial paper	49,933	7	(3)	49,937
U.S. government-sponsored agency	33,526	140	—	33,666
Variable rate demand notes	12,285	—	—	12,285
Municipal bonds	8,000	1	—	8,001
Other	2,117	61	—	2,178

	$271,945	$672	$(99)	$272,518

     *    Included in current marketable securities of $78,480 and long-term marketable securities of $194,038 at March 31, 2012.

          The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate debt	$130,201	$175	$(168)	$130,208
Commercial paper	30,979	5	(3)	30,981
U.S. government-sponsored agency	26,531	30	(19)	26,542
Variable rate demand notes	19,295	—	—	19,295
Municipal bonds	5,000	—	—	5,000
Non-U.S. government bonds	2,411	2	—	2,413
Certificates of deposit	2,000	—	—	2,000
Other	2,550	—	(22)	2,528

	$218,967	$212	$(212)	$218,967

     *    Included in current marketable securities of $58,188 and long-term marketable securities of $160,779 at December 31, 2011.

          Money market funds and marketable securities purchased with remaining maturities of three months or less of $27.7 million and $67.7 million at March 31, 2012 and December 31, 2011, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. All marketable debt securities are classified as available-for-sale. Other marketable securities in the above tables are predominantly mutual fund shares in the Company’s Executive Deferred Compensation Plan with a fair value totaling $2.2 million and $2.5 million as of March 31, 2012 and December 31, 2011, respectively. There is a current liability that offsets the aggregate deferred compensation plan current assets as of March 31, 2012 and December 31, 2011.

          With the exception of money market funds valued based on Level 1 inputs, fair value is determined based on Level 2 inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

          Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at March 31, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$76,282	$76,303
Due after one year through three years	181,261	181,752
Due more than three years	12,285	12,285

	$269,828	$270,340

          Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. The cost of securities is based on the specific-identification method. As of March 31, 2012 and December 31, 2011, some of the Company’s investments in marketable debt securities were in an unrealized loss position. None of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred. The Company maintains a short-term liability for the fair value of the investments in the Executive Deferred Compensation Plan, and any gains or losses ultimately realized related to these holdings are borne by the plan participants.

(5) Notes Payable

          The Company’s 4% convertible notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The notes are senior unsecured obligations and rank equal to all future senior unsecured debt of the Company. The notes are convertible at the option of the holders into the Company’s common stock at a conversion price of $9.55 per share (104.712 shares per $1,000 of principal amount). If the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140% of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the notes in whole or in part, at a redemption price in cash equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date. Upon occurrence of a “fundamental change,” as defined in the indenture governing the notes, holders of the notes may require the Company to redeem the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the transaction constituting the fundamental change.

          During the first quarter of 2012, notes totaling $3.75 million principal amount were repurchased above par, resulting in a loss on early retirement of debt of approximately $113,000 (included in other, net expense) and a write-off deferred debt issuance costs of approximately $20,000 (included in interest expense).

          Interest on the notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $1.7 million and $0.4 million as of March 31, 2012 and December 31, 2011, respectively.

(6) Stockholders’ Equity

          On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. This program was suspended during the third quarter of 2011. During the first quarter of 2012, the Company announced its plans to resume repurchasing its outstanding common stock, but no shares were actually repurchased during the quarter. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through March 31, 2012 amounted to 11,461,449 shares at a total cost of $121.5 million, or an average cost per share of approximately $10.60. The plan continues to be in effect.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(7) Supplemental Cash Flow Information

          The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the three months ended March 31, 2012, there were interest payments of $25,000 related to repurchases of the Company’s notes payable. During the three months ended March 31, 2011, there were no payments of interest related to the Company’s notes payable. There were no income tax payments made during the first quarter of 2012 and $34,000 of income tax payments made during the first quarter of 2011.

(8) Sale of In-Process Research and Development

          When the Company sold its specialty pharmaceutical business in January 2010, it retained its research and development organization. Prior to the sale, the Company’s research and development function was engaged in, among other things, studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceuticals business. The in-process research and development related to those two products was included in the sale. The selling price was management’s best estimate of its stand-alone fair value based on the stage of development and consideration of future milestone payments. During the first quarter of 2011, the Company earned the first $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar.

(9) Loss Per Common Share

          Basic loss and earnings per common share is computed by dividing the loss or income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Restricted stock units (nonvested shares) are not considered to be outstanding shares until the vesting criteria (service and/or performance) have been satisfied.

          For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest expense to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three months ended March 31,

	2012	2011

(Loss) Earnings Per Common Share – Basic:
Net (loss) income	$(1,071)	$431

Weighted-average common shares outstanding	48,293	58,002

Basic (loss) earnings per share	$(0.02)	$0.01

(Loss) Earnings Per Common Share – Diluted:
Net (loss) income	$(1,071)	$431
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	—	(1)

Adjusted net (loss) income	$(1,071)	$431

Weighted-average common shares outstanding	48,293	58,002
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	— (2)	734
Weighted-average incremental shares assuming conversion of outstanding notes payable	— (2)	—	(1)

Weighted-average common shares outstanding and common share equivalents	48,293	58,736

Diluted (loss) earnings per share	$(0.02)	$0.01

(1)

The assumed conversion of notes payable would be anti-dilutive because the add-back of interest expense to the numerator would have a greater effect on the calculation than would the incremental number of shares to the denominator. Accordingly, only the incremental shares related to the assumed exercise of stock options, vesting of nonvested shares, and ESPP are included the calculation. For the three months ended March 31, 2011, approximately 14.1 million potentially dilutive shares were anti-dilutive and excluded from the calculation.

(2)

For the three months ended March 31, 2012, the Company recorded a net loss which cannot be diluted. Shares issuable which could potentially dilute basic EPS in the future include 13.2 million shares for conversion of notes payable, 3.2 million shares for stock options exercised and 0.7 million shares for vesting of nonvested shares.

(10) Restructurings

          The Company has incurred costs from restructuring activities undertaken during 2010 and 2011 as part of the transition from a fully integrated biopharmaceutical company with research, manufacturing, and marketing operations to a biotechnology company focused primarily on research and development. During the second half of 2011, the Company incurred additional restructuring costs as part of a plan to more closely align its resources and capital with on-going research and development activities. Restructuring costs are charged to earnings and accrued as a liability at the time they are considered probable and reasonably estimable. Restructuring costs include employee separation benefits and lease termination costs for facilities that have been vacated.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

          The following table summarizes the changes in the Company’s accrued restructuring liabilities during first quarter of 2012 (in thousands):

	Balance at 12/31/11	Expense or (Adjustment)	(Payments)	Balance at 3/31/12	Cumulative Payments

Employee separation benefits	$4,484	$(37)	$(1,343)	$3,104	$4,790
Lease termination costs	$366	$—	$(269)	$97	$1,328

Total restructuring liability	$4,850	$(37)	$(1,612)	$3,201	$6,118

          During the first quarter of 2011, the Company incurred restructuring charges of $359,000 related to lease termination costs for the former Bridgewater, NJ headquarters facility. There were no restructuring charges incurred during the first quarter of 2012, and the Company does not currently expect to incur additional material restructuring charges during 2012. Future cash payments related to restructuring activities are estimated to be approximately $2.5 million over the remainder of 2012, $0.5 million in 2013 and $0.2 million in 2014.

(11) Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

          During the quarter ended March 31, 2012, the Company recognized stock-based compensation expense of $0.5 million. There were no shares withheld to pay taxes on behalf of employees because no stock options were exercised and no RSUs vested during the quarter. During the quarter ended March 31, 2011, the Company recognized stock-based compensation expense of $1.2 million. Shares were withheld to pay $0.7 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $0.5 million during the prior-year quarter.

          As of March 31, 2012, there was $0.8 million of total unrecognized compensation cost related to unvested stock options that the Company expects to recognize over a weighted-average period of 25 months and $4.6 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 27 months.

          The weighted-average grant price of stock options granted during the quarter ended March 31, 2012 was $6.79 per share and the fair value was $2.28 per share ($0.4 million fair value).

          Activity related to stock options and nonvested shares during the quarter ended March 31, 2012 and related balances outstanding as of that date are reflected below (in thousands):

	Stock Options	Nonvested Shares

Outstanding at January 1, 2012	3,121	674
Granted	175	118
Exercised and vested	—	—
Expired and forfeited	(101)	(64)

Outstanding at March 31, 2012	3,195	728

Options vested and expected to vest at March 31, 2012	3,120

Options exercisable at March 31, 2012	2,817

(12) Income Taxes

          During the three months ended March 31, 2012 and 2011, the Company recorded no income tax expense because the estimated annual effective tax rate was zero. As of March 31, 2012, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(13) Commitments and Contingent Liabilities

          The Company has employment and separation agreements with certain members of its management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

          We are a biotechnology company dedicated to the research and development of innovative therapeutics for cancer patients with high unmet medical needs. We are managed as a single operating unit. Our drug development programs utilize two platforms – Customized PEGylation Linker Technology (Customized Linker Technology®) and third-generation messenger ribonucleic acid (mRNA) antagonists utilizing the Locked Nucleic Acid (LNA) technology. We currently have four compounds in human clinical development: PEG-SN38, a PEGylated version of the active metabolite of the cancer drug irinotecan, and mRNA antagonists targeting Hypoxia-Inducible Factor-1α (HIF-1α), Survivin and the Androgen Receptor (AR). In addition, we have other novel LNA targets in various stages of preclinical research. We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary Customized Linker Technology – primarily PEGINTRON, marketed by Merck & Co., Inc. (Merck).

          We have completed enrollment in both of our Phase II PEG-SN38 trials in metastatic colorectal and metastatic breast cancer, our Phase I PEG-SN38 trial in pediatric patients, and our Phase I clinical trials for HIF-1α and Survivin. At this time, we do not intend to proceed with the clinical development of Survivin. We are currently enrolling for our Androgen Receptor mRNA antagonist Phase I trial in patients with castration-resistant prostate cancer. The enrollment of patients for clinical trials is an inherently uncertain process and there can be no assurance we will be able to complete the enrollment of patients for our clinical trials within the timeframe anticipated. We are currently seeking a strategic partner to further develop and commercialize PEG-SN38 in the breast cancer indication as well as in other malignancies, including pediatric neuroblastoma. Absent such a partnership, we do not intend to fund further development of PEG-SN38.

          Throughout Management’s Discussion and Analysis, the primary focus is on the results of operations, cash flows, financial condition and future outlook of our business. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars)

	Three Months Ended March 31,

	2012	% Change	2011

Royalty revenue	$10.3	(12)	$11.8

          We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PEGINTRON, marketed by Merck; Macugen, marketed by Pfizer, Inc. outside the U.S. and Eyetech, Inc. in the U.S.; and CIMZIA, marketed by UCB Pharma. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees, and royalty revenue is recognized, in the quarter subsequent to the period in which the sales occur. Royalty revenue for the three months ended March 31, 2012 decreased 12% to $10.3 million from $11.8 million for the three months ended March 31, 2011. The decline in royalty revenue was almost entirely attributable to lower sales of PEGINTRON, which continues to constitute the most significant source of our royalty revenues.

          During the three months ended March 31, 2012, we received royalties on export sales of $7.7 million, of which $1.9 million were sales in Japan and $2.7 million were sales in Europe. This compares to $9.1 million of royalties on export sales in the comparable three-month period of 2011, of which $3.3 million were sales in Japan and $2.9 million were sales in Europe.

Sale of In-process Research and Development

          When we sold our specialty pharmaceutical business in January 2010, we retained our research and development organization. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. The in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business, and the selling price represented management’s best estimate of its stand-alone fair value based on the stage of development and consideration of future milestone payments at that time potentially amounting to $27.0 million. All necessary technology and know-how was transferred to the purchaser at the time of the sale, and the purchaser could resell the in-process research and development asset. At the time of the sale, the activities necessary to complete the work on Oncaspar and Adagen next-generation formulas could have been performed by the purchaser or others.

          During the first quarter of 2011, the Company earned a $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar. This milestone payment relates to our transfer of technology that was included in the 2010 sale of in-process research and development. During the latter half of 2010, circumstances emerged that caused us to determine that it would be unlikely that we will be able to earn another of the milestones, valued at $5.0 million. Of the remaining $17.0 million of potential milestone payments, it is very unlikely that any will be received in 2012 and there can be no assurance that we will receive any such payments in the future.

Contract Research and Development

          During the three months ended March 31, 2012, $0.1 million was earned for contract research and development services. This compares to $1.1 million reported in the first quarter of 2011. Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting, and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations since they are consistent with our on-going research and development activities. We are being compensated at actual cost plus a mark-up per the terms of the transition services agreement. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although we anticipate the level of such activity to be minimal throughout the remainder of 2012.

Miscellaneous Income

          Miscellaneous revenue of $0.2 million in the first quarter of 2012 consists of rental receipts from the sublease of unused manufacturing and excess office space for which we have on-going lease commitments. The underlying lease expense is reflected in general and administrative expenses. Miscellaneous revenue of $0.2 million in the first quarter of 2011 consisted of $0.1 million of sublease income and $0.1 million of general and administrative transition services provided to the purchaser of the specialty pharmaceutical business. The expenses incurred in relation to these transition services are reported as general and administrative – contracted services.

Operating Expenses:

Research and Development (in millions of dollars)

	Three Months Ended March 31,

	2012	% Change	2011

Research and development – pipeline	$6.9	(34)	$10.5

Research and development – specialty and contracted services	$0.1	n.m.	$0.6

n.m. – not meaningful

Research and development – pipeline

          During the first quarter of 2012, total spending on our research and development programs decreased by $3.6 million, or 34%, to $6.9 million compared to $10.5 million for the first quarter of 2011. Salaries and benefits expenses declined by $2.1 million as a result of the restructuring implemented during the fourth quarter of 2011. In addition, clinical development expenses declined due to the completion of enrollment in both of our PEG-SN38 Phase II clinical trials, as well as our Phase I clinical trials for HIF-1α and Survivin.

Research and development – specialty and contracted services

          As a result of the sale of our specialty pharmaceutical business in January 2010, the programs related to the next-generation Oncaspar and Adagen formulations became the responsibility of the purchaser. We continue to assist in the development of these programs through a transition services arrangement. During 2011 and through the first three months of 2012, our efforts and spending related to these products decreased substantially, as expected, as the purchaser assumed greater control. These costs were minimal during the first quarter of 2012 and are not expected to be significant during the remainder of 2012. Our assistance is provided only on an as-needed basis.

General and Administrative (in millions of dollars)

	Three Months Ended March 31,

	2012	% Change	2011

General and administrative	$3.7	(28)	$5.1

          General and administrative expenses declined 28% in the first quarter of 2012 to $3.7 million compared to $5.1 million incurred in the first quarter of 2011. Several factors contributed to this $1.4 million decline in costs. By the second quarter of 2011, we completed the reduction in force announced in the fourth quarter of 2010. During the second and third quarters of 2011, we eliminated two executive-level positions included in general and administrative expenses. The compensation costs for these positions included in the first quarter of 2011 results are no longer incurred. At the end of the first quarter of 2011, we relocated our corporate headquarters from the former Bridgewater, New Jersey facility and consolidated our operations into our Piscataway, New Jersey research facility. The rent and related operating costs for the Bridgewater facility included in the first quarter of 2011 results are no longer incurred. The remainder of the period-to-period decrease in general and administrative expenses is attributable to our on-going efforts to reduce costs such as contracted services and consulting fees, accounting fees, and legal fees.

Restructuring

          During the first quarter of 2012, we adjusted previously estimated 2011 restructuring charges as more accurate information became available. During the first quarter of 2011, we completed the planned relocation of our corporate offices from Bridgewater, New Jersey to Piscataway, New Jersey. As a result of having vacated the excess office space in Bridgewater, we incurred a charge of approximately $0.4 million during the first quarter of 2011, which represented the excess of committed lease costs over potential sublease income.

Other Income (Expense) (in millions of dollars)

	Three Months Ended March 31,

	2012	% Change	2011

Other income (expense):
Investment income, net	$0.5	4	$0.5

Interest expense	$(1.4)	(4)	$(1.5)

Other, net	$(0.1)	n.m.	$0.1

n.m. – not meaningful

          Net investment income was approximately $0.5 million for the three months ended March 31, 2012 and relatively unchanged from the same period of 2011. During the fourth quarter of 2011, we began investing our excess cash on hand in marketable securities, although at much lower yields than the previous portfolio was earning due to the current historically low interest rate environment. While the invested balance has increased substantially, the interest income generated has remained flat.

          Interest expense was $1.4 million for the three months ended March 31, 2012, which represents a slight decrease from the $1.5 million incurred during the same period in 2011. We repurchased $5 million of our outstanding notes payable during the fourth quarter of 2011 and $3.75 million of our outstanding notes payable early in the first quarter of 2012. The $0.1 million decline in interest expense is the result of the lower principal amount outstanding during the first quarter of 2012 compared to the first quarter of 2011.

Liquidity and Capital Resources

          Total cash reserves, which consist of cash, cash equivalents and marketable securities, were $318.7 million as of March 31, 2012, as compared to $323.3 million as of December 31, 2011. The decrease was primarily attributable to $3.75 million of outstanding notes payable repurchased during the first quarter of 2012.

          For the three months ended March 31, 2012, net cash used in operating activities was $0.5 million versus $1.0 million of net cash provided in the first three months of 2011. The first quarter of 2011 revenue included a $5 million milestone payment related to divested in-process research and development and $1.0 million more of contract research and development revenue versus the first quarter of 2012. These revenues were partly offset by a decrease in operating expenses in the first quarter of 2012 as a result of lower spending related to clinical development and reduced salary and benefits expenses as a result of the restructuring programs that were implemented at the end of 2011.

          Net cash used in investing activities was approximately $53.8 million in the first quarter of 2012 as we continued to invest excess cash in marketable securities, a process we began during the fourth quarter of 2011. This compares to $13.1 million of cash provided by investing activities during the first quarter of 2011, which was primarily attributable to proceeds from maturities of marketable securities. During the first quarter of 2011, we chose to allow the previous portfolio of marketable debt securities to mature without reinvesting the proceeds.

          Net cash used in financing activities was $3.8 million in the first quarter of 2012 versus $41.7 million in the first quarter of 2011. During the first quarter of 2012, we repurchased $3.75 million principal amount of our outstanding notes payable. During the first quarter of 2011, we utilized $41.4 million to repurchase 3.9 million shares of our outstanding common stock under a $200.0 million share repurchase program initiated in December 2010. During the third quarter of 2011, we decided to suspend this program. During the first quarter of 2012, we announced our intention to resume repurchasing shares of outstanding common stock under our existing $200.0 million share repurchase program, but no shares were actually repurchased during the quarter.

Share repurchases under this program may be made through open market or privately negotiated transactions at such times and in such amounts as we deem appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. There can be no assurance as to the number of shares we will repurchase, if any. The share repurchase program may be modified, suspended or terminated at any time without prior notice.

          As of March 31, 2012, we had outstanding $125.7 million of convertible senior notes that mature on June 1, 2013 and bear interest at an annual rate of 4%. Interest is payable on June 1 and December 1 of each year. Accrued interest on the notes was $1.7 million and $0.4 million, respectively, as of March 31, 2012 and December 31, 2011.

          Our current sources of liquidity are our cash reserves, interest earned on such cash reserves and royalties - primarily those related to sales of PEGINTRON. In January 2011, we earned and received a $5.0 million milestone payment in connection with the sale of the specialty pharmaceutical business in January 2010. No further milestones related to the sale of the specialty pharmaceutical business are expected in 2012, and there can be no assurance that any of these milestones will be received in the future.

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

Off-Balance Sheet Arrangements

          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2012, we were not involved in any SPE transactions.

          Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. As of March 31, 2012, the maximum potential dilutive effect of conversion of the 4% notes is approximately 13.2 million shares using the conversion rate of 104.712 shares per $1,000 principal amount currently in effect. If we were to experience a fundamental change (as defined in the indenture agreement), the conversion rate could be enhanced for the benefit of the note holders which would yield greater dilution. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

          In addition, stock options to purchase 3.2 million shares of our common stock at a weighted average exercise price of $10.95 per share and 0.7 million restricted stock units (nonvested shares) were outstanding at March 31, 2012, which represent additional potential dilution.

Contractual Obligations

          Our major outstanding contractual obligations relate to our operating leases, convertible debt, and license agreements with collaborative partners. There have been no material changes since December 31, 2011 with respect to our contractual obligations.

Critical Accounting Policies and Estimates

          A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

          Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of March 31, 2012 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements.

          We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an on-going basis and make changes when necessary. Actual results could differ from our estimates.

Revenues

          Royalties under our license agreements with third-parties and pursuant to the sale of our specialty pharmaceutical business are recognized when reasonably determinable and earned through the sale of the product by the third-party and collection is reasonably assured. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees, and royalty revenue is recognized, in the quarter subsequent to the period in which the sales occur.

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

Research and Development Expenses

          We accrue expenses for the cost of work performed by contract research organizations, contract manufacturing organizations and others based upon the estimated amount of the total effort completed on each order, study or project using factors such as the number of lots produced, the number of patients enrolled, the number of active clinical sites and the duration for which the patients will be enrolled in the study. We base the estimates on the information available at the time. Additional information may become available at a later date that would enable us to develop a more accurate estimate. Such changes in estimate are generally recognized in the period when the information is first known.

Income Taxes

          Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, we believe, based on our projections, that it is more likely than not that our net deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

Stock-Based Compensation

          Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned. The impact that stock-based compensation awards will have on our results of operations is a function of the number of shares awarded, vesting and the trading price and fair value of our stock at the date of grant or modification. Fair value of stock-based compensation is determined using the Black-Scholes valuation model, which employs weighted-average assumptions for the expected volatility of our stock, the expected term until exercise of the stock options, the risk-free interest rate, and dividends, if any. Expected volatility is based on our historical stock price information.

Forward-Looking Information and Factors That May Affect Future Results

          This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the following risks and uncertainties:

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

          A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

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

          The table below presents the amortized cost, fair value and related weighted-average coupon rates by year of maturity for our available-for-sale marketable debt securities as of March 31, 2012 (twelve-month intervals ending March 31 of the year indicated; in thousands):

	Amortized Cost

	2013	2014	2015	Thereafter	Total	Fair Value

Fixed Rate Securities	$76,282	$86,131	$95,130	$—	$257,543	$258,055
Weighted-Average Coupon Rate	1.19%	3.20%	1.79%	—

Variable Rate Securities	$—	$—	$—	$12,285	$12,285	$12,285
Weighted-Average Coupon Rate	—	—	—	0.21%

					$269,828	$270,340

          Our convertible senior notes in the principal amount outstanding of $125.7 million at March 31, 2012 are due June 1, 2013 and have a fair value of $130.1 million at March 31, 2012. Our outstanding convertible notes have a fixed interest rate of 4%. The fair value of the convertible notes is affected by changes in market rates of interest and the price of our common stock.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

          Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 31, 2012. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

          On December 21, 2010, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. During the third quarter of 2011, we suspended this share repurchase program. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through March 31, 2012 amounts to 11,461,449 shares at a total cost of $121.5 million, or an average cost per share of approximately $10.60.

          During the first quarter of 2012, we announced our intention to resume repurchasing shares of outstanding common stock under this program; however, no shares were repurchased during the first quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2012	—	—	—	$78,490,135

February 1 – February 29, 2012	—	—	—	$78,490,135

March 1 – March 31, 2012	—	—	—	$78,490,135

Total	—	—	—	$78,490,135

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*

*          Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: May 2, 2012	/s/Ana I. Stancic

Ana I. Stancic
Principal Executive Officer,
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

Date: May 2, 2012	/s/Timothy G. Daly

Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101

The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*

*          Filed herewith.