Form 10-Q
period 2012-06-30
ENZON PHARMACEUTICALS INC
filed 2012-08-03
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐   No ☒

Shares of Common Stock outstanding as of July 31, 2012:  46,840,647

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$59,441	$104,324
Marketable securities	69,705	58,188
Other current assets	3,057	2,749
Total current assets	132,203	165,261
Property and equipment, net of accumulated depreciation of $43,136 at June 30, 2012 and $40,573 at December 31, 2011	14,240	16,802
Marketable securities	170,450	160,779
Other assets	156	367
Total assets	$317,049	$343,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$616	$1,572
Accrued expenses and other current liabilities	8,425	13,692
Notes payable	115,849	-
Total current liabilities	124,890	15,264

Notes payable	-	129,499
Other liabilities	640	1,265
Total liabilities	125,530	146,028

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 47,545,103 shares at June 30, 2012 and 48,292,702 shares at December 31, 2011	475	483
Additional paid-in capital	337,407	341,760
Accumulated other comprehensive income	502	3
Accumulated deficit	(146,865)	(145,065)
Total stockholders’ equity	191,519	197,181
Total liabilities and stockholders’ equity	$317,049	$343,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Royalties	$9,771	$9,172	$20,092	$20,934
Sale of in-process research and development	-	-	-	5,000
Contract research and development	33	231	136	1,325
Miscellaneous income	427	196	604	362
Total revenues	10,231	9,599	20,832	27,621

Operating expenses:
Research and development – pipeline	5,673	10,061	12,587	20,609
Research and development – specialty and contracted services	28	184	113	831
General and administrative	4,358	4,627	8,033	9,713
General and administrative – contracted services	-	54	-	112
Restructuring charges	(70)	674	(107)	1,033
Total operating expenses	9,989	15,600	20,626	32,298

Operating income (loss)	242	(6,001)	206	(4,677)

Other income (expense):
Investment income, net	523	386	1,001	845
Interest expense	(1,364)	(1,479)	(2,781)	(2,959)
Other, net	(97)	31	(193)	159
Total other expense	(938)	(1,062)	(1,973)	(1,955)

Loss before income tax expense	(696)	(7,063)	(1,767)	(6,632)
Income tax expense	33	5	33	5
Net loss	$(729)	$(7,068)	$(1,800)	$(6,637)

Loss per common share
Basic	$(0.02)	$(0.13)	$(0.04)	$(0.12)
Diluted	$(0.02)	$(0.13)	$(0.04)	$(0.12)

Weighted-average shares – basic	48,176	53,054	48,234	55,368
Weighted-average shares – diluted	48,176	53,054	48,234	55,368

Other comprehensive income (loss):
Available-for-sale marketable securities:
Unrealized holding gains (losses) arising during period	(57)	(153)	480	(278)
Reclassification adjustment for realized losses (gains) on sales included in net loss	(16)	(58)	19	(80)
Total other comprehensive income (loss)	(73)	(211)	499	(358)

Comprehensive loss	$(802)	$(7,279)	$(1,301)	$(6,995)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,800)	$(6,637)
Adjustments to reconcile net loss to net cash used in by operating activities:
Depreciation	2,568	2,555
Amortization and write-off of debt issuance costs	309	269
Stock-based compensation and employee purchase plan discount	982	1,965
Losses (gains) on sales of marketable securities	19	(80)
Loss on early retirement of notes payable	212	-
Other	1,556	664
Changes in operating assets and liabilities	(7,246)	(3,730)
Net cash used in by operating activities	(3,400)	(4,994)

Cash flows from investing activities:
Purchases of property and equipment	(4)	(530)
Proceeds from sales of fixed assets	-	4
Proceeds from sales and maturities of marketable securities	83,276	18,043
Purchases of marketable securities	(105,540)	(759)
Net cash (used in) provided by investing activities	(22,268)	16,758

Cash flows from financing activities:
Repurchases of common stock	(5,318)	(96,054)
Repurchases of notes payable	(13,862)	-
Proceeds from issuance of common stock	62	5,563
Withholding taxes – stock-based compensation	(76)	(894)
Redemptions from employee stock purchase plan, net	(21)	(42)
Net cash used in financing activities	(19,215)	(91,427)

Net decrease in cash and cash equivalents	(44,883)	(79,663)

Cash and cash equivalents at beginning of period	104,324	397,530

Cash and cash equivalents at end of period	$59,441	$317,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Description of Business

Enzon Pharmaceuticals, Inc. and subsidiaries (Enzon or the Company) is a biotechnology company dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. Operations are funded in part by the receipt of royalty revenues from licensing arrangements with other companies related to sales of products developed using the Company’s proprietary Customized PEGylation Linker Technology (Customized Linker Technology®) – primarily PEGINTRON, marketed by Merck & Co., Inc. The Company operates in one business segment. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s operations and assets reside exclusively in the United States.

The Company’s pipeline drug development programs utilize two platforms – Customized Linker Technology and third-generation messenger ribonucleic acid (mRNA)-targeting agents utilizing the Locked Nucleic Acid (LNA) technology. The Company currently has four compounds in clinical development: PEG-SN38 and the mRNA antagonists targeting Androgen Receptor (AR), Hypoxia-Inducible Factor-1α (HIF-1α) and Survivin. In addition, the Company has other novel LNA targets in various stages of preclinical research.

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

Reclassification

Certain prior-period amounts have been reclassified to conform to the current period presentation.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(3)	Financial Instruments and Fair Value

The carrying values of cash, cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2012 and December 31, 2011 due to their short-term nature. Marketable securities are carried on the condensed consolidated balance sheets at fair value. The fair values and carrying amounts of the Company’s financial instruments at June 30, 2012 are indicated below (in thousands):

Description	Fair Value	Carrying Amount
Marketable Securities (Note 4)	$240,155	$240,155

4% Convertible Notes Payable (Note 5)	$117,974	$115,849

(4)	Marketable Securities

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at June 30, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$164,868	$382	$(104)	$165,146
Commercial paper	37,973	12	-	37,985
U.S. government-sponsored agency	33,460	158	-	33,618
Municipal bonds	2,000	7	-	2,007
Other	1,352	47	-	1,399
	$239,653	$606	$(104)	$240,155

* Included in current marketable securities of $69,705 and long-term marketable securities of $170,450 at June 30, 2012.

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2011 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$130,201	$175	$(168)	$130,208
Commercial paper	30,979	5	(3)	30,981
U.S. government-sponsored agency	26,531	30	(19)	26,542
Variable rate demand notes	19,295	-	-	19,295
Municipal bonds	5,000	-	-	5,000
Non-U.S. government bonds	2,411	2	-	2,413
Certificates of deposit	2,000	-	-	2,000
Other	2,550	-	(22)	2,528
	$218,967	$212	$(212)	$218,967

*       Included in current marketable securities of $58,188 and long-term marketable securities of $160,779 at December 31, 2011.

Money market funds and marketable securities purchased with remaining maturities of three months or less of $42.9 million and $98.1 million at June 30, 2012 and December 31, 2011, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. All marketable debt securities are classified as available-for-sale. Other marketable securities in the above tables are predominantly mutual fund shares in the Company’s Executive Deferred Compensation Plan with a fair value totaling $1.4 million and $2.5 million as of June 30, 2012 and December 31, 2011, respectively. There is a current liability that offsets the aggregate deferred compensation plan current assets as of June 30, 2012 and December 31, 2011.

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

Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at June 30, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$68,262	$68,306
Due after one year through three years	170,039	170,450
	$238,301	$238,756

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its amortized cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. The cost of securities is based on the specific-identification method. As of June 30, 2012 and December 31, 2011, some of the Company’s investments in marketable debt securities were in an unrealized loss position. None of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred. The Company maintains a current liability for the fair value of the investments in the Executive Deferred Compensation Plan, and any gains or losses ultimately realized related to these holdings are borne by the plan participants.

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

During the second quarter of 2012, notes totaling $9.9 million principal amount were repurchased at $101, resulting in a loss on early retirement of debt of approximately $99,000 (included in other, net expense) and a write-off deferred debt issuance costs of approximately $42,000 (included in interest expense). During the first quarter of 2012, notes totaling $3.75 million principal amount were repurchased at $103, resulting in a loss on early retirement of debt of approximately $113,000 (included in other, net expense) and a write-off deferred debt issuance costs of approximately $20,000 (included in interest expense).

Interest on the notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $0.4 million as of June 30, 2012 and December 31, 2011.

(6)	Stockholders’ Equity

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. This program was suspended during the third quarter of 2011. During the first quarter of 2012, the Company announced its plans to resume repurchasing its outstanding common stock under this program, but no shares were actually repurchased during the first quarter. During the second quarter of 2012, the Company repurchased and retired 788,300 shares at a cost of $5.3 million, or an average cost of approximately $6.77 per share, under this program. Since the inception of this program, the cumulative number of shares repurchased and retired through June 30, 2012 amounted to 12,249,749 shares at a total cost of $126.8 million, or an average cost of approximately $10.36 per share. This program continues to be in effect.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(7)	Supplemental Cash Flow Information

The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the six months ended June 30, 2012 and 2011, there were interest payments of $2.5 million and $2.7 million, respectively, related to the Company’s notes payable. Income tax payments of $33,000 and $5,000 were made during the six months ended June 30, 2012 and 2011, respectively.

(8)	Sale of In-Process Research and Development

When the Company sold its specialty pharmaceutical business in January 2010, it retained its research and development organization. Prior to the sale, the Company’s research and development function was engaged in, among other things, studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceuticals business. The in-process research and development related to those two products was included in the sale. The selling price was management’s best estimate of its stand-alone fair value based on the stage of development and consideration of future milestone payments. During the first quarter of 2011, the Company earned the first $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of Oncaspar.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three months ended June 30,		Six months June 30,
	2012	2011	2012	2011
Loss Per Common Share – Basic:
Net loss	$(729)	$(7,068)	$(1,800)	$(6,637)

Weighted-average common shares outstanding	48,176	53,054	48,234	55,368

Basic loss per share	$(0.02)	$(0.13)	$(0.04)	$(0.12)

Loss Per Common Share – Diluted:
Net loss	$(729)	$(7,068)	$(1,800)	$(6,637)
Add-back of interest expense on outstanding convertible notes payable, net of tax	- (1)	- (1)	- (1)	- (1)
Adjusted net loss	$(729)	$(7,068)	$(1,800)	$(6,637)

Weighted-average common shares outstanding	48,176	53,054	48,234	55,368
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	- (1)	- (1)	- (1)	- (1)
Weighted-average incremental shares assuming conversion of outstanding notes payable	- (1)	- (1)	- (1)	- (1)
Weighted-average common shares outstanding and common share equivalents	48,176	53,504	48,234	55,368

Diluted loss per share	$(0.02)	$(0.13)	$(0.02)	$(0.12)

(1)	For the three and six months ended June 30, 2012 and 2011, the Company recorded a net loss which cannot be diluted. Shares issuable which could potentially dilute basic EPS in the future include 12.1 million shares for conversion of notes payable, 3.0 million shares for stock options exercised and 0.6 million shares for vesting of nonvested shares.

(10)	Restructurings

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

The following table summarizes the changes in the Company’s accrued restructuring liabilities during the first half of 2012 (in thousands):

	Balance at	Expense or		Balance at	Cumulative
	12/31/11	(Adjustment)	(Payments)	6/30/12	Payments
Employee separation benefits	$4,484	$(107)	$(2,344)	$2,033	$5,791
Lease termination costs	$366	$-	$(298)	$68	$1,357
Total restructuring liability	$4,850	$(107)	$(2,642)	$2,101	$7,149

During the second quarter of 2011, the Company incurred restructuring charges of $674,000 for employee separation benefits primarily related to the departure of the Company’s Executive Vice President, Human Resources and Administration pursuant to the terms of the Severance and Release Agreement. During the first quarter of 2011, the Company incurred restructuring charges of $359,000 related to lease termination costs for the former Bridgewater, NJ headquarters facility. There were no restructuring charges incurred during the first half of 2012. Future cash payments related to restructuring activities are estimated to be approximately $1.4 million over the remainder of 2012 and $0.7 million in 2013.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(11)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended June 30, 2012, the Company recognized stock-based compensation expense of $0.5 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $0.4 million. During the quarter ended June 30, 2011, the Company recognized stock-based compensation expense of $0.7 million. Shares were withheld to pay $0.2 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $0.5 million.

During the six months ended June 30, 2012, the Company recognized stock-based compensation expense of $1.0 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $0.9 million. During the six months ended June 30, 2011, the Company recognized stock-based compensation expense of $1.9 million. Shares were withheld to pay $0.9 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $1.0 million.

As of June 30, 2012, there was $0.3 million of total unrecognized compensation cost related to unvested stock options that the Company expects to recognize over a weighted-average period of 23 months and $3.4 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 25 months.

The weighted-average grant price of stock options granted during the six months ended June 30, 2012 was $6.79 per share and the fair value was $2.28 per share. The aggregate fair value of stock options granted during the six months ended June 30, 2012 was $0.4 million. The nonvested shares granted during the six months ended June 30, 2012 had a weighted-average grant date fair value of $6.95 per share for an aggregate fair value of $1.1 million. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the six months ended June 30, 2012 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2012	3,121	674
Granted	175	155
Exercised and vested	-	(45)
Expired and forfeited	(312)	(210)
Outstanding at June 30, 2012	2,984	574

Options vested and expected to vest at June 30, 2012	2,951

Options exercisable at June 30, 2012	2,789

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(12)	Income Taxes

During the three and six months ended June 30, 2012 and 2011, the Company recorded $33,000 and $5,000, respectively, of income tax expense related to foreign jurisdictions. The Company did not recognize a U.S. federal income tax provision for the first half of 2012 or 2011 because the estimated annual effective tax rate was zero. As of June 30, 2012, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

Overview

We are a biotechnology company dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. We are managed as a single operating unit. Our drug development programs utilize two platforms – Customized PEGylation Linker Technology (Customized Linker Technology®) and third-generation messenger ribonucleic acid (mRNA) antagonists utilizing the Locked Nucleic Acid (LNA) technology. We currently have four compounds in human clinical development: PEG-SN38, a PEGylated version of the active metabolite of the cancer drug irinotecan, and mRNA antagonists targeting Androgen Receptor (AR), Hypoxia-Inducible Factor-1α (HIF-1α) and Survivin. In addition, we have other novel LNA targets in various stages of preclinical research. We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary Customized Linker Technology – primarily PEGINTRON, marketed by Merck & Co., Inc. (Merck).

We have completed enrollment in both of our Phase II PEG-SN38 trials in metastatic colorectal and metastatic breast cancer, our Phase I PEG-SN38 trial in pediatric patients, and our Phase I clinical trials for HIF-1α and Survivin. At this time, we do not intend to proceed with the clinical development of Survivin. We are currently enrolling for our Androgen Receptor mRNA antagonist Phase I trial in patients with castration-resistant prostate cancer. The enrollment of patients for clinical trials is an inherently uncertain process and there can be no assurance we will be able to complete the enrollment of patients for our clinical trials within the timeframe anticipated. During the second quarter of 2012, we licensed PEG-SN38 to Zhejiang Hisun Pharmaceutical Co., Ltd. (Hisun) for development and commercialization in China. We are currently seeking strategic partners to further develop and commercialize PEG-SN38 in other territories. Absent such partnerships, we do not intend to fund further development of PEG-SN38.

Throughout Management’s Discussion and Analysis, the primary focus is on the results of operations, cash flows, financial condition and future outlook of our business. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Royalty revenue	$9.8	7	$9.2	$20.1	(4)	$20.9

We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PEGINTRON, marketed by Merck; Macugen, marketed by Pfizer, Inc. outside the U.S. and Valeant Pharmaceuticals International, Inc. in the U.S.; and CIMZIA, marketed by UCB Pharma. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees, and royalty revenue is recognized, in the quarter subsequent to the period in which the sales occur. Royalty revenue for the three months ended June 30, 2012 increased 7% to $9.8 million from $9.2 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, royalty revenue decreased 4% to $20.1 million from $20.9 million for the six months ended June 30, 2011. The decline in royalty revenue during the first half of 2012 versus 2011 was attributable to lower sales of PEGINTRON, which continues to constitute the most significant source of our royalty revenues.

During the three months ended June 30, 2012, we had royalties on export sales of $7.2 million, of which $1.9 million were sales in Japan and $2.6 million were sales in Europe. This compares to $8.1 million of royalties on export sales in the comparable three-month period of 2011, of which $2.9 million were sales in Japan and $2.7 million were sales in Europe. On a six-month basis, we had royalties on export sales in 2012 of $15.1 million, of which $3.7 million were sales in Japan and $5.5 were sales in Europe, and $17.2 million of royalties on export sales in 2011, of which $6.2 million were sales in Japan and $5.6 million were sales in Europe.

Sale of In-process Research and Development

When we sold our specialty pharmaceutical business in January 2010, we retained our research and development organization. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceutical business. The in-process research and development related to Oncaspar and Adagen was sold to the purchaser of the specialty pharmaceutical business, and the selling price represented management’s best estimate of its standalone fair value based on the stage of development and consideration of future milestone payments at that time potentially amounting to $27.0 million. All necessary technology and know-how was transferred to the purchaser at the time of the sale, and the purchaser could resell the in-process research and development asset. At the time of the sale, the activities necessary to complete the work on Oncaspar and Adagen next-generation formulas could have been performed by the purchaser or others.

During the first quarter of 2011, the Company earned a $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of Oncaspar. This milestone payment relates to our transfer of technology that was included in the 2010 sale of in-process research and development. During the latter half of 2010, circumstances emerged that caused us to determine that it would be unlikely that we will be able to earn another of the milestones, valued at $5.0 million. Of the remaining $17.0 million of potential milestone payments, it is very unlikely that any will be received in 2012 and there can be no assurance that we will receive any such payments in the future.

Contract Research and Development

During the three months ended June 30, 2012, minimal revenue was earned for contract research and development services. This compares to $0.2 million reported for second quarter of 2011. For the six month period ended June 30, 2012, $0.1 million was earned for contract research and development services, compared to $1.3 million reported for the first half of 2011. Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting, and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations since they are consistent with our on-going research and development activities. We are being compensated at actual cost plus a mark-up per the terms of the transition services agreement. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although we anticipate the level of such activity to be minimal throughout the remainder of 2012.

Miscellaneous Income

Miscellaneous income was $0.4 million for the three months ended June 30, 2012 and $0.6 million for the six months ended June 30, 2012. Miscellaneous income consists of rental receipts from the sublease of unused manufacturing and excess office space for which we have on-going lease commitments. The underlying lease expense is reflected in general and administrative expenses. In addition, during the second quarter of 2012, we received a non-refundable, non-creditable upfront payment specifically related to the licensing of PEG-SN38 as part of the Collaboration Agreement with Hisun.

Operating Expenses:

Research and Development (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Research and development – pipeline	$5.7	(44)	$10.1	$12.6	(39)	$20.6
Research and development – specialty and contracted services	$0.0	n.m.	$0.2	$0.1	n.m.	$0.8

n.m. – not meaningful

Research and development – pipeline

During the second quarter of 2012, total spending on our research and development programs decreased by $4.4 million, or 44%, to $5.7 million compared to $10.1 million for the second quarter of 2011. Salaries and benefits expenses declined by $1.6 million as a result of the restructuring implemented in the fourth quarter of 2011. During the first half of 2012, total spending on our research and development programs decreased by $8.0 million, or 39%, to $12.6 million compared to $20.6 million for the first half of 2011. Salaries and benefits expenses declined by $3.7 million as a result of the restructuring implemented in the fourth quarter of 2011. In addition, clinical development expenses declined in 2012 compared to the same three and six month periods of 2011 due to the completion of enrollment in both of our PEG-SN38 Phase II clinical trials, as well as our Phase I clinical trials for HIF-1α and Survivin.

Research and development – specialty and contracted services

As a result of the sale of our specialty pharmaceutical business in January 2010, the programs related to the next-generation Oncaspar and Adagen formulations became the responsibility of the purchaser.  We continue to assist in the development of these programs through a transition services arrangement.  During 2011 and through the first half of 2012, our efforts and spending related to these products decreased substantially, as expected, as the purchaser assumed greater control. These costs were minimal during the first half of 2012 and are not expected to be significant during the remainder of 2012. Our assistance is provided only on an as-needed basis.

General and Administrative (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
General and administrative	$4.4	(6)	$4.6	$8.0	(17)	$9.7

General and administrative expenses declined by $0.2 million, or 6%, to $4.4 million in the second quarter of 2012 from $4.6 million in the second quarter of 2011. The current year second quarter expenses include $0.8 million for severance payments and benefits related to the departure of the Company’s Principal Executive Officer that were payable under the terms of the Severance and Release Agreement. After considering this, general and administrative expenses declined by $1.0 million, or 22%, in the current year second quarter versus the prior-year second quarter.

For the six months ended June 30, 2012, general and administrative expenses declined by $1.7 million, or 17%, to $8.0 million from $9.7 million for the first half of 2011. After considering the aforementioned severance obligation, general and administrative expenses declined by $2.5 million, or 25%, in the first half of 2012 versus the first half of 2011.

Several factors contributed to the decline in costs in 2012 versus 2011. By the second quarter of 2011, we completed the reduction in force announced in the fourth quarter of 2010. During the third and fourth quarters of 2011, we eliminated two executives included in general and administrative expenses. The compensation costs for these positions included in the second quarter and first half of 2011 results are no longer incurred. At the end of the first quarter of 2011, we relocated our corporate headquarters from the former Bridgewater, New Jersey facility and consolidated our operations into our Piscataway, New Jersey research facility. The rent and related operating costs for the Bridgewater facility included in the first quarter of 2011 results are no longer incurred. The remainder of the period-to-period decrease in general and administrative expenses was attributable to our on-going efforts to reduce costs such as contracted services and consulting fees, accounting fees, and legal fees.

Restructurings

During the first and second quarters of 2012, we adjusted previously estimated 2011 restructuring charges as more accurate information became available. During the second quarter of 2011, we recorded a restructuring charge of $0.6 million primarily related to the severance payments and benefits due to the former Executive Vice President, Human Resources & Administration. During the first quarter of 2011, we completed the planned relocation of our corporate offices from Bridgewater, New Jersey to our Piscataway, New Jersey research facility. As a result of having vacated the excess office space in Bridgewater, we incurred a charge of approximately $0.4 million during the first quarter of 2011, which represented the excess of committed lease costs over potential sublease income.

Other Income (Expense) (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	% Change	2011	2012	% Change	2011
Other income (expense):
Investment income, net	$0.5	35	$0.4	$1.0	18	$0.8
Interest expense	(1.3)	(8)	(1.5)	(2.8)	(6)	(3.0)
Other, net	(0.1)	n.m.	-	(0.2)	n.m.	0.2
	$(0.9)	n.m.	$(1.1)	$(2.0)	n.m.	$(2.0)

n.m. – not meaningful

Net investment income was $0.5 million for the second quarter of 2012, as compared to $0.4 million for the second quarter of 2011. For the six months ended June 30, 2012, net investment income was $1.0 million versus $0.8 million for the first half of 2011. During the fourth quarter of 2011, we began investing our excess cash on hand in marketable securities, although at much lower yields than we were previously earning due to the current historically low interest rate environment. While the invested balance has increased substantially compared to the same period in 2011, the interest income generated has remained relatively flat.

Interest expense was $1.3 million for the second quarter of 2012, as compared to $1.5 million for the second quarter of 2011. Interest expense was $2.8 million for the first half of 2012 versus $3.0 million for the first half of 2011. From November 2011 to May 2012, we repurchased $18.7 million of our outstanding notes payable, and the declining interest costs are reflective of the lower principal amounts outstanding.

Liquidity and Capital Resources

Total cash reserves, which consist of cash, cash equivalents and marketable securities, were $299.6 million as of June 30, 2012, as compared to $323.3 million as of December 31, 2011. The decrease was primarily attributable to the repurchase of outstanding notes payable, the resumption of the share repurchase program and cash used in operations.

For the six months ended June 30, 2012, net cash used in operating activities was $3.4 million compared to $5.0 million of cash used in the first half of 2011. We incurred a net loss of $1.8 million in the first half of 2012 versus $6.6 million in the first half of 2011. Operating expenses declined by $11.7 million as a result of lower spending related to clinical development and reduced salary and benefits expenses as a result of the restructuring programs that were implemented at the end of 2011. However, revenue also declined by $6.8 million. The first half of 2011 revenue included a $5 million milestone payment related to divested in-process research and development, $1.2 million more of contract research and development revenue, and $0.8 million more of royalty revenue versus the first half of 2012.

Net cash used in investing activities was $22.3 million in the first half of 2012 as we continued to invest excess cash in marketable securities, a process we began during the fourth quarter of 2011. This compares to $16.8 million of cash provided by investing activities during the first half of 2011, which was primarily attributable to proceeds from maturities of marketable securities. During the first half of 2011, we chose to allow marketable debt securities to mature without reinvesting the proceeds.

Net cash used in financing activities was $19.2 million in the first half of 2012 versus $91.4 million used in the first half of 2011. During the first half of 2012, we utilized $13.9 million to repurchase $13.7 million principal amount of our outstanding notes payable and utilized $5.3 million to repurchase 0.8 million shares of our outstanding common stock under a $200.0 million share repurchase program initiated in December 2010, suspended during the third quarter of 2011, and resumed during the second quarter of 2012. During the first half of 2011, we utilized $96.3 million to repurchase 9.0 million shares of our outstanding common stock under this program. Fees incurred to purchase shares are included in cash flows from operating activities. Share repurchases under this program may be made through open market or privately negotiated transactions at such times and in such amounts as we deem appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. There can be no assurance as to the number of shares we will repurchase, if any. The share repurchase program may be modified, suspended or terminated at any time without prior notice.

As of June 30, 2012, we had outstanding $115.8 million of convertible senior notes that mature on June 1, 2013 and bear interest at an annual rate of 4%. Interest on these notes is payable on June 1 and December 1 of each year. Accrued interest on these notes was $0.4 million as of June 30, 2012 and December 31, 2011.

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

Based upon our current planned research and development activities and related costs, our current sources of liquidity, the expected cash outflows from operations and the repurchase of up to $73.2 million of our outstanding common stock remaining from the previously announced $200.0 million share repurchase program, we anticipate our current cash reserves, which were $299.6 million as of June 30, 2012, will be sufficient to meet our capital and operational requirements for the near future. We are currently considering options to address the June 1, 2013 maturity of our 4% convertible notes. We may decide to sell our marketable securities to repay these notes at maturity, seek to refinance these notes prior to their maturity or pursue other options. Our ability to sell marketable securities at favorable prices, our ability to refinance these notes or our ability to pursue other options cannot be predicted and will depend on future economic conditions and financial, business, market and other factors that may be beyond our control. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, it is likely that we will need to obtain additional financing or enter into a collaborative arrangement to sustain our research and development efforts prior to the time we are able to commercialize any of our product candidates. There can be no assurance, however, that we will be able to obtain additional funds or engage a collaborator on acceptable terms, if at all. If we are unable to obtain adequate financing or collaborative support, we may be required to curtail our research and development activities and/or license our product candidates to third parties.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2012, we were not involved in any SPE transactions.

Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. As of June 30, 2012, the maximum potential dilutive effect of conversion of the 4% notes is approximately 12.1 million shares using the conversion rate of 104.712 shares per $1,000 principal amount currently in effect. If we were to experience a fundamental change (as defined in the indenture agreement), the conversion rate could be enhanced for the benefit of the note holders which would yield greater dilution. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

In addition, stock options to purchase 3.0 million shares of our common stock at a weighted-average exercise price of $11.21 per share and 0.6 million restricted stock units (nonvested shares) were outstanding at June 30, 2012, which represent additional potential dilution.

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

Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of June 30, 2012 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012, we believe, based on our projections, that it is more likely than not that our net deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the following risks and uncertainties:

•	The uncertainty concerning our liquidity and capital resources, including our ability to address the pending June 1, 2013 maturity of our 4% convertible notes.

•	The risk that we will not achieve success in our research and development efforts, including clinical trials conducted by us or our collaborative partners.

•	The risk that we may be unable to recruit and qualify a sufficient number of patients for our trials and/or there may be the need to delay, suspend or terminate trials for various reasons.

•	The risk that we will experience operating losses for the next several years.

•	The risk that there will be a decline in sales of one or more of the products sold by others from which we derive royalty revenues.

•	Decisions by regulatory authorities regarding whether and when to approve our regulatory applications.

•	The risk that we will fail to obtain adequate financing to meet our future capital and financing needs.

•	The risk that key personnel will leave our company.

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

The table below presents the amortized cost, fair value and related weighted-average coupon rates by year of maturity for our available-for-sale marketable debt securities as of June 30, 2012 (twelve-month intervals ending June 30 of the year indicated; in thousands):

	Amortized Cost
	6/30/13	6/30/14	6/30/15	Total	Fair Value
Fixed Rate Securities	$68,261	$118,974	$51,066	$238,301	$238,756
Weighted-Average Coupon Rate	1.75%	2.76%	1.33%
				$238,301	$238,756

Our convertible senior notes in the principal amount outstanding of $115.8 million at June 30, 2012 are due June 1, 2013 and have a fair value of $118.0 million at June 30, 2012. Our outstanding convertible notes have a fixed interest rate of 4%. The fair value of the convertible notes is affected by changes in market rates of interest and the price of our common stock.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of June 30, 2012. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

On December 21, 2010, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. During the third quarter of 2011, we suspended this share repurchase program. During the first quarter of 2012, we announced our intention to resume repurchasing shares of outstanding common stock under this program; however, no shares were repurchased during the first quarter of 2012. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through June 30, 2012 amounts to 12,249,749 shares at a total cost of $126.8 million, or an average cost per share of approximately $10.36.

During the second quarter of 2012, we repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	-	-	-	$78,490,135

May 1 – May 31, 2012	50,000	$6.24	50,000	$78,178,167

June 1 – June 30, 2012	738,300	$6.81	738,300	$73,152,152

Total	788,300	$6.77	788,300	$73,152,152

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
10.1	Severance Agreement and Release of Claims, dated as of June 11, 2012, by and between Ana I. Stancic and Enzon Pharmaceuticals, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*       Filed herewith.

(1)     Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: August 3, 2012	/s/George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Date: August 3, 2012	/s/Timothy G. Daly
Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
10.1	Severance Agreement and Release of Claims, dated as of June 11, 2012, by and between Ana I. Stancic and Enzon Pharmaceuticals, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*         Filed herewith.

(1)       Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

