Form 10-Q/A
period 2012-06-30
ENZON PHARMACEUTICALS INC
filed 2012-08-21
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on August 3, 2012 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data File as Exhibit 101 to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

2

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
10.1	Severance Agreement and Release of Claims, dated as of June 11, 2012, by and between Ana I. Stancic and Enzon Pharmaceuticals, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	+

*	Previously filed or furnished as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 3, 2012.

+	Furnished herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: August 21, 2012	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Date: August 21, 2012	/s/Timothy G. Daly
Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

4