Form 10-Q
period 2012-09-30
ENZON PHARMACEUTICALS INC
filed 2012-11-09
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Shares of Common Stock outstanding as of October 24, 2012: 44,417,684

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$140,946	$104,324
Marketable securities – available-for-sale	137,492	58,188
Other current assets	2,236	2,749
Total current assets	280,674	165,261
Property and equipment, net of accumulated depreciation of $43,992 at September 30, 2012 and $40,573 at December 31, 2011	13,323	16,802
Marketable securities – available-for-sale	10,299	160,779
Other assets	172	367
Total assets	$304,468	$343,209

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,058	$1,572
Accrued expenses and other current liabilities	7,394	13,692
Notes payable	115,849	-
Total current liabilities	124,301	15,264

Notes payable	-	129,499
Other liabilities	452	1,265
Total liabilities	124,753	146,028

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 45,207,688 shares at September
30, 2012 and 48,292,702 shares at December 31, 2011	452	483
Additional paid-in capital	321,840	341,760
Accumulated other comprehensive income	113	3
Accumulated deficit	(142,690)	(145,065)
Total stockholders’ equity	179,715	197,181
Total liabilities and stockholders’ equity	$304,468	$343,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Royalties	$10,919	$10,207	$31,011	$31,141
Sale of in-process research and development	-	-	-	5,000
Contract research and development	-	54	136	1,379
Miscellaneous income	202	179	806	541
Total revenues	11,121	10,440	31,953	38,061

Operating expenses:
Research and development – pipeline	3,954	10,436	16,541	31,045
Research and development – specialty and contracted services	10	47	123	878
General and administrative	3,209	4,102	11,242	13,815
General and administrative – contracted services	-	2	-	114
Restructuring charges	(113)	3,616	(220)	4,649
Total operating expenses	7,060	18,203	27,686	50,501

Operating income (loss)	4,061	(7,763)	4,267	(12,440)

Other income (expense):
Investment income, net	1,386	407	2,387	1,252
Interest expense	(1,274)	(1,480)	(4,055)	(4,439)
Other, net	2	(69)	(191)	90
Total other income (expense)	114	(1,142)	(1,859)	(3,097)

Income (loss) before income tax expense	4,175	(8,905)	2,408	(15,537)
Income tax expense	-	200	33	205
Net income (loss)	$4,175	$(9,105)	$2,375	$(15,742)

Earnings (loss) per common share:
Basic	$0.09	$(0.19)	$0.05	$(0.30)
Diluted	$0.08	$(0.19)	$0.05	$(0.30)

Weighted-average shares outstanding – basic	46,387	48,729	47,614	53,131
Weighted-average shares outstanding – diluted	58,563	48,729	47,671	53,131

Other comprehensive income (loss):
Available-for-sale marketable securities:
Unrealized holding gains (losses) arising during period	590	(323)	1,070	(601)
Reclassification adjustment for realized gains on sales included in net income (loss)	(979)	(139)	(960)	(219)
Total other comprehensive income (loss)	(389)	(462)	110	(820)

Comprehensive income (loss)	$3,786	$(9,567)	$2,485	$(16,562)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$2,375	$(15,742)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,500	4,002
Amortization and write-off of debt issuance costs	425	404
Stock-based compensation and employee purchase plan discount	1,550	2,726
(Gains) on sales of marketable securities	(960)	(219)
Losses on early retirement of notes payable	212	-
Amortization of purchase premium on marketable securities	2,345	971
Other	(8)	61
Changes in operating assets and liabilities	(7,378)	(905)
Net cash provided by (used in) operating activities	2,061	(8,702)

Cash flows from investing activities:
Purchases of property and equipment	(23)	(557)
Proceeds from sales of fixed assets	9	4
Proceeds from sales and maturities of marketable securities	265,314	34,073
Purchases of marketable securities	(195,413)	(1,074)
Net cash provided by investing activities	69,887	32,446

Cash flows from financing activities:
Repurchases of common stock	(21,439)	(120,793)
Repurchases of notes payable	(13,862)	-
Proceeds from issuance of common stock	62	5,668
Withholding taxes – stock-based compensation	(102)	(1,155)
Proceeds from employee stock purchase plan, net	15	1
Net cash used in financing activities	(35,326)	(116,279)

Net increase (decrease) in cash and cash equivalents	36,622	(92,535)

Cash and cash equivalents at beginning of period	104,324	397,530

Cash and cash equivalents at end of period	$140,946	$304,995

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

The carrying values of cash, cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2012 and December 31, 2011 due to their short-term nature. Marketable securities are carried on the condensed consolidated balance sheets at fair value. The fair values and carrying amounts of the Company’s financial instruments at September 30, 2012 are indicated below (in thousands):

Description	Fair Value	Carrying Amount
Marketable Securities (Note 4)	$147,791	$147,791

4% Convertible Notes Payable (Note 5)	$118,166	$115,849

(4)	Marketable Securities

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at September 30, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$93,969	$130	$(27)	$94,072
Commercial paper	51,631	8	(2)	51,637
U.S. government-sponsored agency	2,078	4	-	2,082
	$147,678	$142	$(29)	$147,791

* Included in current marketable securities of $137,492 and long-term marketable securities of $10,299 at September 30, 2012.

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

Money market funds and marketable securities purchased with remaining maturities of three months or less of $115.2 million and $98.1 million at September 30, 2012 and December 31, 2011, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. All marketable debt securities are classified as available-for-sale. Other marketable securities in the above table as of December 31, 2011 were predominantly mutual fund shares in the Company’s Executive Deferred Compensation Plan with a fair value totaling $2.5 million. In September 2011, the Company’s Board of Directors terminated this deferred compensation plan. Internal Revenue Service (IRS) rules require a minimum twelve month waiting period to distribute the plan assets to the participants. As of September 30, 2012, all marketable securities in the plan have been sold and the plan holds only cash. The funds will be distributed to the participants during the fourth quarter of 2012. There is a current liability that offsets the aggregate deferred compensation plan current assets as of September 30, 2012 and December 31, 2011.

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

Maturities of marketable debt securities, excluding securities related to the Company’s Executive Deferred Compensation Plan, at September 30, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$137,396	$137,492
Due after one year through two years	10,282	10,299
	$147,678	$147,791

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its amortized cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. The cost of securities is based on the specific-identification method. As of September 30, 2012 and December 31, 2011, some of the Company’s investments in marketable debt securities were in an unrealized loss position. None of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

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

During the first three quarters of 2012, notes totaling $13.65 million principal amount were repurchased above par, resulting in a loss on early retirement of debt of approximately $212,000 (included in other, net expense) and a write-off of deferred debt issuance costs of approximately $62,000 (included in interest expense).

Interest on the notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $1.5 million and $0.4 million as of September 30, 2012 and December 31, 2011, respectively.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(6)	Stockholders’ Equity

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. This program was suspended during the third quarter of 2011. During the first quarter of 2012, the Company announced its plans to resume repurchasing its outstanding common stock under this program, but no shares were actually repurchased during the first quarter. During the second and third quarters of 2012, the Company repurchased and retired 3,160,326 shares at a cost of $21.5 million, or an average cost of approximately $6.81 per share, under this program. Since the inception of this program, the cumulative number of shares repurchased and retired through September 30, 2012 amounted to 14,621,775 shares at a total cost of $143.0 million, or an average cost of approximately $9.78 per share. This program continues to be in effect.

(7)	Supplemental Cash Flow Information

The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the nine months ended September 30, 2012 and 2011, there were interest payments of $2.5 million and $2.7 million, respectively, related to the Company’s notes payable. Income tax payments of $33,000 and $39,000 were made during the nine months ended September 30, 2012 and 2011, respectively.

(8)	Sale of In-Process Research and Development

When the Company sold its specialty pharmaceutical business in January 2010, it retained its research and development organization. Prior to the sale, the Company’s research and development function was engaged in, among other things, studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the specialty pharmaceuticals business. The in-process research and development related to those two products was included in the sale. The selling price was management’s best estimate of its stand-alone fair value based on the stage of development and consideration of future milestone payments. During the first quarter of 2011, the Company earned the first $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from FDA approval for SS Oncaspar.

(9)	Earnings Per Common Share

Basic earnings and loss per common share is computed by dividing the income or loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Restricted stock units (nonvested shares) are not considered to be outstanding shares until the vesting criteria (service and/or performance) have been satisfied.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest expense, net of tax, to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012		2011
Earnings (Loss) Per Common Share – Basic:
Net income (loss)	$4,175	$(9,105)	$2,375		$(15,742)

Weighted-average common shares outstanding	46,387	48,729	47,614		53,131

Basic earnings (loss) per share	$0.09	$(0.19)	$0.05		$(0.30)

Earnings (Loss) Per Common Share – Diluted:
Net income (loss)	$4,175	$(9,105)	$2,375		$(15,742)
Add-back interest expense on outstanding convertible notes payable, net of tax	753	- (1)	-	(2)	- (1)
Adjusted net income (loss)	$4,928	$(9,105)	$2,375		$(15,742)

Weighted-average common shares outstanding	46,387	48,729	47,614		53,131
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	45	- (1)	57		- (1)
Weighted-average incremental shares assuming conversion of outstanding notes payable	12,131	- (1)	-	(2)	- (1)
Weighted-average common shares outstanding and common share equivalents	58,563	48,729	47,671		53,131

Diluted earnings (loss) per share	$0.08	$(0.19)	$0.05		$(0.30)

(1)	For the three and nine months ended September 30, 2011, the Company recorded a net loss which cannot be diluted. As of September 30, 2011, shares issuable which could potentially dilute future earnings included 14.1 million shares for conversion of notes payable, 3.0 million shares for stock options exercised and 0.6 million shares for vesting of nonvested shares.
(2)	For the nine months ended September 30, 2012, the assumed conversion of notes payable is antidilutive due to the fact that the add-back of interest expense, net of tax, to the numerator has a greater effect on the result of the calculation than does the incremental 12.1 million shares added to the denominator upon assumed conversion.

(10)	Restructurings

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

The following table summarizes the changes in the Company’s accrued restructuring liabilities during the first three quarters of 2012 (in thousands):

	Balance at	Expense or		Balance at	Cumulative
	12/31/11	(Adjustment)	(Payments)	9/30/12	Payments
Employee separation benefits	$4,484	$(220)	$(3,078)	$1,186	$6,525
Lease termination costs	$366	$-	$(327)	$39	$1,387
Total restructuring liability	$4,850	$(220)	$(3,405)	$1,225	$7,912

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

There were no restructuring charges incurred during the first three quarters of 2012. During the third quarter of 2011, the Company incurred restructuring charges of $2.9 million for employee separation benefits as a result of a 48% reduction in force and $0.7 million for lease termination costs associated with the first and third floors of the Company’s former Bridgewater, NJ headquarters facility. During the second quarter of 2011, the Company incurred restructuring charges of $674,000 for employee separation benefits primarily related to the departure of the Company’s Executive Vice President, Human Resources and Administration pursuant to the terms of the Severance and Release Agreement. During the first quarter of 2011, the Company incurred restructuring charges of $359,000 related to lease termination costs for the former Bridgewater, NJ headquarters facility. Future cash payments related to restructuring activities are estimated to be approximately $0.5 million over the remainder of 2012 and $0.7 million in 2013.

(11)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended September 30, 2012, the Company recognized stock-based compensation expense of $0.6 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $0.5 million. During the quarter ended September 30, 2011, the Company recognized stock-based compensation expense of $0.7 million. Shares were withheld to pay $0.3 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $0.4 million.

During the nine months ended September 30, 2012, the Company recognized stock-based compensation expense of $1.5 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $1.4 million. During the nine months ended September 30, 2011, the Company recognized stock-based compensation expense of $2.6 million. Shares were withheld to pay $1.1 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $1.5 million.

As of September 30, 2012, there was $0.3 million of total unrecognized compensation cost related to unvested stock options that the Company expects to recognize over a weighted-average period of 23 months and $3.5 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 22 months.

The weighted-average exercise price of stock options granted during the nine months ended September 30, 2012 was $6.80 per share and the fair value was $2.29 per share. The aggregate fair value of stock options granted during the nine months ended September 30, 2012 was $0.4 million. The nonvested shares granted during the nine months ended September 30, 2012 had a weighted-average grant date fair value of $6.98 per share for an aggregate fair value of $1.7 million. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the nine months ended September 30, 2012 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2012	3,121	674
Granted	185	238
Exercised and vested	-	(83)
Expired and forfeited	(389)	(210)
Outstanding at September 30, 2012	2,917	619

Options vested and expected to vest at September 30, 2012	2,881

Options exercisable at September 30, 2012	2,712

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(12)	Income Taxes

During the three months ended September 30, 2012, the Company recorded no income tax expense. During the three months ended September 30, 2011, the Company recorded $200,000 of income tax expense primarily related to foreign withholding taxes. During the nine months ended September 30, 2012 and 2011, the Company recorded $33,000 and $205,000, respectively, of income tax expense primarily related to foreign withholding taxes. The Company did not recognize a U.S. federal income tax provision for the first three quarters of 2012 or 2011 because the estimated annual effective tax rate was zero. As of September 30, 2012, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percent Change	2011	2012	Percent Change	2011
Royalty revenue	$10.9	7%	$10.2	$31.0	0%	$31.1

We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PEGINTRON, marketed by Merck; Macugen, marketed by Pfizer, Inc. outside the U.S. and Valeant Pharmaceuticals International, Inc. in the U.S.; and CIMZIA, marketed by UCB Pharma. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees, and royalty revenue is recognized, in the quarter subsequent to the period in which the sales occur. Royalty revenue for the three months ended September 30, 2012 increased 7% to $10.9 million from $10.2 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, royalty revenue remained flat compared to the same period in 2011.

Sales of PEGINTRON by Merck continue to constitute the most significant source of our royalty revenues. The following table summarizes our PEGINTRON royalties earned:

	Three Months Ended				Nine Months Ended
(in millions of dollars)	September 30,		Dollar	Percent	September 30,		Dollar	Percent
PEGINTRON royalties from:	2012	2011	Change	Change	2012	2011	Change	Change
US sales	$1.78	$1.26	$0.52	41%	$5.75	$3.92	$1.83	47%
Foreign sales - Europe	3.48	2.50	0.98	39%	8.84	8.14	0.70	9%
Foreign sales - Japan	2.23	2.54	(0.31)	-12%	5.97	8.73	(2.76)	-32%
Foreign sales - Other	2.87	3.05	(0.18)	-6%	8.68	8.40	0.28	3%
Total	$10.36	$9.35	$1.01	11%	$29.24	$29.19	$0.05	0%

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

During the first quarter of 2011, the Company earned a $5.0 million milestone payment from the purchaser of the specialty pharmaceutical business resulting from FDA approval for SS Oncaspar. This milestone payment relates to our transfer of technology that was included in the 2010 sale of in-process research and development. In late 2010, circumstances emerged that made it unlikely that the $5.0 million due for accelerated EMA approval for SC Oncaspar would be achieved. The following are the remaining potential milestone payments:

•	$7.0 million due for FDA approval for SC Oncaspar; and

•	$10.0 million due for non-accelerated EMA approval for SC Oncaspar.

Of the remaining $17.0 million of potential milestone payments, it is very unlikely that any will be received in 2012 and there can be no assurance that we will receive any such payments in the future.

Contract Research and Development

There was no contract research and development revenue for the third quarter of 2012 and minimal revenue for the nine months ended September 30, 2012. Pursuant to a transition services agreement entered into at the time of the sale of the specialty pharmaceutical business, we began performing product-support research and development, consulting, and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations since they are consistent with our on-going research and development activities. We are being compensated at actual cost plus a mark-up per the terms of the transition services agreement. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although we do not anticipate any such activity over the remainder of 2012.

Miscellaneous Income

Miscellaneous income was $0.2 million for the third quarter of 2012 and $0.8 million for the nine months ended September 30, 2012. Miscellaneous income consists of rental receipts from the sublease of unused manufacturing and excess office space for which we have on-going lease commitments. The underlying lease expense is reflected in general and administrative expenses. In addition, during the second quarter of 2012, we received a non-refundable, non-creditable upfront payment specifically related to the licensing of PEG-SN38 as part of the Collaboration Agreement with Hisun.

Operating Expenses:

Research and Development (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percent Change	2011	2012	Percent Change	2011
Research and development – pipeline	$4.0	(62%)	$10.4	$16.5	(47%)	$31.0
Research and development – specialty and contracted services	$0.0	n.m.	$0.0	$0.1	n.m.	$0.9

n.m. – not meaningful

Research and development – pipeline

During the third quarter of 2012, total spending on our research and development programs decreased by $6.4 million, or 62%, to $4.0 million compared to $10.4 million for the third quarter of 2011. Clinical development expenses declined by $4.2 million, and salaries and benefits expenses declined by $1.7 million as a result of the restructuring implemented in the fourth quarter of 2011. During the first three quarters of 2012, total spending on our research and development programs decreased by $14.5 million, or 47%, to $16.5 million compared to $31.0 million for the first three quarters of 2011. Clinical development expenses declined by $7.5 million, and salaries and benefits expenses declined by $6.0 million as a result of the restructuring implemented in the fourth quarter of 2011. Clinical development expenses have declined for the three and nine months ended September 30, 2012 compared to the same three and nine month periods of 2011 due to the completion of enrollment in both of our PEG-SN38 Phase II clinical trials, as well as our Phase I clinical trials for the HIF-1α and Survivin mRNA antagonists.

Research and development – specialty and contracted services

As a result of the sale of our specialty pharmaceutical business in January 2010, the programs related to the next-generation Oncaspar and Adagen formulations became the responsibility of the purchaser.  We continue to assist in the development of these programs through a transition services arrangement.  During 2011 and through the first three quarters of 2012, our efforts and spending related to these products decreased substantially, as expected, as the purchaser assumed greater control. These costs were minimal during the first three quarters of 2012 and are not expected to be significant during the remainder of 2012. Our assistance is provided only on an as-needed basis.

General and Administrative (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percent Change	2011	2012	Percent Change	2011
General and administrative	$3.2	(22%)	$4.1	$11.2	(19%)	$13.8

General and administrative expenses declined by $0.9 million, or 22%, to $3.2 million for the third quarter of 2012 from $4.1 million for the third quarter of 2011. For the nine months ended September 30, 2012, general and administrative expenses declined by $2.6 million, or 19%, to $11.2 million from $13.8 million for the first three quarters of 2011. Several factors have contributed to this decline in costs. By the second quarter of 2011, we completed the reduction in force announced in the fourth quarter of 2010. During the third and fourth quarters of 2011, we eliminated two executives included in general and administrative expenses. The compensation costs for these positions included in the third quarter and first three quarters of 2011 results are no longer incurred. At the end of the first quarter of 2011, we relocated our corporate headquarters from the former Bridgewater, New Jersey facility and consolidated our operations into our Piscataway, New Jersey research facility. The rent and related operating costs for the Bridgewater facility included in the first quarter of 2011 results are no longer incurred. The remainder of the period-to-period decrease in general and administrative expenses was attributable to our on-going efforts to reduce costs such as contracted services and consulting fees, accounting fees, and legal fees.

Restructurings

During the first, second and third quarters of 2012, we adjusted previously estimated 2011 restructuring charges as more accurate information became available. During the third quarter of 2011, we incurred $3.6 million total of restructuring charges, made up of $2.9 million of employee separation benefits and $0.7 million of lease termination costs. During the second quarter of 2011, we recorded a restructuring charge of $0.6 million primarily related to the severance payments and benefits due to the former Executive Vice President, Human Resources & Administration. During the first quarter of 2011, we completed the planned relocation of our corporate offices from Bridgewater, New Jersey to our Piscataway, New Jersey research facility. As a result of having vacated the excess office space in Bridgewater, we incurred a charge of approximately $0.4 million during the first quarter of 2011, which represented the excess of committed lease costs over potential sublease income.

Other Income (Expense) (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Percent Change	2011	2012	Percent Change	2011
Other income (expense):
Investment income, net	$1.4	241%	$0.4	$2.4	91%	$1.2
Interest expense	(1.3)	(14%)	(1.5)	(4.1)	(9%)	(4.4)
Other, net	-	n.m.	-	(0.2)	n.m.	0.1
	$0.1	n.m.	$(1.1)	$(1.9)	n.m.	$(3.1)

n.m. – not meaningful

Net investment income was $1.4 million for the third quarter of 2012, as compared to $0.4 million for the third quarter of 2011. For the nine months ended September 30, 2012, net investment income was $2.4 million, as compared to $1.2 million for the first three quarters of 2011. During the third quarter of 2012, we sold long-term marketable securities in our portfolio and realized $0.9 million of gains. During the fourth quarter of 2011, we began investing our excess cash on hand in marketable securities, although at much lower yields than we were previously earning due to the current historically low interest rate environment. While the invested balance has increased substantially compared to the third quarter of 2011, the interest income generated has remained relatively flat.

Interest expense was $1.3 million for the third quarter of 2012, as compared to $1.5 million for the third quarter of 2011. Interest expense was $4.1 million for the first three quarters of 2012, as compared to $4.4 million for the first three quarters of 2011. From November 2011 to May 2012, we repurchased $18.7 million principal amount of our outstanding notes payable, and the declining interest costs are reflective of the lower principal amounts outstanding.

Liquidity and Capital Resources

Total cash reserves, which consist of cash, cash equivalents and marketable securities, were $288.7 million as of September 30, 2012, as compared to $323.3 million as of December 31, 2011. The decrease was primarily attributable to the resumption of the share repurchase program and the repurchase of outstanding notes payable.

For the nine months ended September 30, 2012, net cash provided by operating activities was $2.1 million compared to $8.7 million of cash used in the same period of 2011. We earned net income of $2.4 million through the first three quarters of 2012. Adjustments for non-cash expenses and changes in various working capital accounts comprised the offsetting $0.3 million.

Net cash provided by investing activities was $69.9 million for the first three quarters of 2012 as we sold marketable debt securities with a view toward shortening the duration of our portfolio. This compares to $32.4 million of cash provided by investing activities during the first three quarters of 2011, which was primarily attributable to proceeds from maturities of marketable debt securities we chose to allow to mature without reinvesting the proceeds.

Net cash used in financing activities was $35.3 million for the first three quarters of 2012 versus $116.3 million used in the first three quarters of 2011. During the first three quarters of 2012, we utilized $21.5 million to repurchase 3.2 million shares of our outstanding common stock under a $200.0 million share repurchase program initiated in December 2010, suspended during the third quarter of 2011, and resumed during the second quarter of 2012. In addition, we utilized $13.9 million to repurchase $13.7 million principal amount of our outstanding notes payable during the first three quarters of 2012. During the first three quarters of 2011, we utilized $121.1 million to repurchase 11.4 million shares of our outstanding common stock under the aforementioned share repurchase program. Fees incurred to purchase shares are included in cash flows from operating activities. Share repurchases under this program may be made through open market or privately negotiated transactions at such times and in such amounts as we deem appropriate, based on a variety of factors such as price, corporate and regulatory requirements and overall market conditions. There can be no assurance as to the number of shares we will repurchase, if any. The share repurchase program may be modified, suspended or terminated at any time without prior notice.

As of September 30, 2012, we had outstanding $115.8 million of convertible senior notes that mature on June 1, 2013 and bear interest at an annual rate of 4%. Interest on these notes is payable on June 1 and December 1 of each year. Accrued interest on these notes was $1.5 and $0.4 million as of September 30, 2012 and December 31, 2011, respectively.

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

Based upon our current planned research and development activities and related costs, our current sources of liquidity, the expected cash outflows from operations and the repurchase of up to $57.0 million of our outstanding common stock remaining from the previously announced $200.0 million share repurchase program, we anticipate our current cash reserves, which were $288.7 million as of September 30, 2012, will be sufficient to meet our capital and operational requirements for the near future. We intend to continually evaluate potential uses of our cash reserves. As part of this on-going evaluation, we may decide to use a portion of our cash reserves to return cash to our stockholders through additional repurchases under our share repurchase program or, subject to the discretion of our board of directors and applicable law, the declaration and payment of a dividend. Although we may decide to use our cash reserves to return cash to our stockholders, there can be no assurance that we will do so, and any such decision would depend on our actual and anticipated liquidity requirements, prevailing market conditions and other relevant factors. In addition, as part of this on-going evaluation, we intend to continually consider options to address the June 1, 2013 maturity of our 4% convertible notes, of which $115.8 million in principal amount was outstanding at September 30, 2012. We may decide to use our available cash and cash equivalents, of which we currently have $140.9 million, to repay all or a portion of the notes, or we may decide to seek to refinance these notes prior to their maturity or pursue other options. Our ability to refinance these notes or our ability to pursue other options cannot be predicted and will depend on future economic conditions and financial, business, market and other factors that may be beyond our control. While we believe that our current sources of liquidity will be adequate to satisfy our capital and operational needs for the near future, it is likely that we will need to obtain additional financing or enter into a collaborative arrangement to sustain our research and development efforts prior to the time we are able to commercialize any of our product candidates. There can be no assurance, however, that we will be able to obtain additional funds or engage a collaborator on acceptable terms, if at all. If we are unable to obtain adequate financing or collaborative support, we may be required to curtail our research and development activities and/or license our product candidates to third parties.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2012, we were not involved in any SPE transactions.

Our 4% notes payable are convertible into shares of our common stock at a conversion price of $9.55 per share and pose a reasonable likelihood of potential significant dilution. As of September 30, 2012, the maximum potential dilutive effect of conversion of the 4% notes is approximately 12.1 million shares using the conversion rate of 104.712 shares per $1,000 principal amount currently in effect. If we were to experience a fundamental change (as defined in the indenture agreement), the conversion rate could be enhanced for the benefit of the note holders which would yield greater dilution. Notes payable are discussed in greater detail in Liquidity and Capital Resources above and in the notes to our condensed consolidated financial statements.

In addition, stock options to purchase 2.9 million shares of our common stock at a weighted-average exercise price of $10.90 per share and 0.6 million restricted stock units (nonvested shares) were outstanding at September 30, 2012, which represent additional potential dilution.

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

Our condensed consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of September 30, 2012 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012, we believe, based on our projections, that it is more likely than not that our net deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

The table below presents the amortized cost, fair value and related weighted-average coupon rates by year of maturity for our available-for-sale marketable debt securities as of September 30, 2012 (twelve-month intervals ending September 30 of the year indicated; in thousands):

	Amortized Cost
	9/30/13	9/30/14	Total	Fair Value
Fixed Rate Securities	$142,395	$10,282	$152,677	$152,790
Weighted-Average Coupon Rate	2.13%	3.34%
			$152,677	$152,790

Our convertible senior notes in the principal amount outstanding of $115.8 million at September 30, 2012 are due June 1, 2013 and have a fair value of $118.2 million at September 30, 2012. Our outstanding convertible notes have a fixed interest rate of 4%. The fair value of the convertible notes is affected by changes in market rates of interest and the price of our common stock.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of September 30, 2012. Based on the evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

On December 21, 2010, we announced that our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. During the third quarter of 2011, we suspended this share repurchase program. During the first quarter of 2012, we announced our intention to resume repurchasing shares of outstanding common stock under this program; however, no shares were repurchased during the first quarter of 2012. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through September 30, 2012 amounts to 14,621,775 shares at a total cost of $143.0 million, or an average cost per share of approximately $9.78.

During the third quarter of 2012, we repurchased shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2012	741,731	$6.85	741,731	$68,070,420
August 1 – August 31, 2012	936,170	$6.73	936,170	$61,773,920
September 1 – September 30, 2012	694,125	$6.92	694,125	$56,972,434
Total	2,372,026	$6.82	2,372,026	$56,972,434

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
10.1	License and Collaboration Agreement dated July 26, 2006 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.2	Amendment No. 1 to License and Collaboration Agreement, dated June 13, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.3	Amendment No. 2 to License and Collaboration Agreement, dated June 25, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.4	Amendment No. 3 to License and Collaboration Agreement, dated December 21, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.5	Amendment No. 4 to License and Collaboration Agreement, dated July 8, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.6	Amendment No. 5 to License and Collaboration Agreement, dated October 2, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

* Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Date: November 9, 2012	/s/George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/Timothy G. Daly
Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
10.1	License and Collaboration Agreement dated July 26, 2006 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.2	Amendment No. 1 to License and Collaboration Agreement, dated June 13, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.3	Amendment No. 2 to License and Collaboration Agreement, dated June 25, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.4	Amendment No. 3 to License and Collaboration Agreement, dated December 21, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.5	Amendment No. 4 to License and Collaboration Agreement, dated July 8, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
10.6	Amendment No. 5 to License and Collaboration Agreement, dated October 2, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

* Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

