Form 10-K
period 2012-12-31
ENZON PHARMACEUTICALS INC
filed 2013-03-18
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 0-12957

Enzon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Kingsbridge Road, Piscataway, New Jersey	08854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 980-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

☐ Large accelerated filer   ☒ Accelerated filer   ☐ Non-accelerated filer   ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the Common Stock, $.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $325,136,875 as of June 30, 2012, based upon the closing sale price on the NASDAQ Global Market of $6.87 per share reported for the immediately prior trading day. Shares of Common Stock held by each executive officer and director of the registrant as of June 30, 2012 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 43,693,090 shares of Common Stock issued and outstanding as of March 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2013 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2012, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2012 Annual Report on Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K speaks only as of the date of the filing of this report, unless otherwise indicated. We do not intend to update this information to reflect events after the date of this report.

Our website is located at www.enzon.com. Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling (732) 980-4500, through an e-mail request to investor@enzon.com, through the SEC’s website by clicking the SEC Filings link from the Investors and Media page on our website at www.enzon.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

Our Company

We are a biotechnology company that had been dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary Customized PEGylation Linker Technology (Customized Linker Technology®). We receive royalties on seven marketed products that utilize our proprietary PEGylation platform, namely PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar and Adagen. The primary source of our royalty revenue is PegIntron, which is marketed by Merck & Co., Inc. (“Merck”).

In December 2012, we announced that our Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of our company and that our Board of Directors established a special committee to oversee our sale review process. In connection with our sale review process, we have substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. Our sale review process entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K. There can be no assurance that our sale review process will result in any transaction.

Prior to the substantial suspension of our clinical development activities, we (i) maintained drug development programs utilizing two platforms – Customized PEGylation Linker Technology (Customized Linker Technology®) and third-generation messenger ribonucleic acid (mRNA) antagonists utilizing the Locked Nucleic Acid (LNA) technology, (ii) had three compounds in human clinical development – a PEGylated version of the active metabolite of the cancer drug, irinotecan, PEG-SN38 and mRNA antagonists targeting Hypoxia-Inducible Factor-1α (HIF-1α) and the Androgen Receptor (AR), and (iii) had novel mRNA antagonist targets in various stages of preclinical research.

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

Prior to the substantial suspension of our clinical development activities, we were using LNA technology to develop mRNA antagonists against novel oncology targets. LNA technology allows the development of very selective antagonists that act through the antisense RNAase H principle. Drugs based on the antisense principle work by providing a synthetic strand of nucleic acid (in this case, a chemical analogue of DNA) that binds to the target mRNA and degrade it by endogenous RNAase H. Due to the elimination of mRNA, there is no mRNA template to produce the target protein. In pre-clinical studies, the LNA technology was shown to provide mRNA antagonists with significantly enhanced binding affinity to complementary RNA sequences, high potencies, long tissue half-lives, and improved therapeutic ratios over first- and second-generation antisense drugs.

Prior to January 29, 2010, we were a biopharmaceutical company involved in the development, manufacture and commercialization of medicines for patients with cancer and other life-threatening conditions and had operated in three business segments comprised of a products segment, a royalties segment and a contract manufacturing segment. On January 29, 2010, we consummated the sale of our former specialty pharmaceutical business comprised principally of our former products and the contract manufacturing segments. For financial reporting purposes, beginning in 2010, the operations and cash flows of our former products and contract manufacturing segments were eliminated from our continuing operations and classified as discontinued operations.

The following is a description of our development pipeline prior to the substantial suspension of our clinical development activities:

PEG-SN38

Through the use of our PEGylation technology, we designed PEG-SN38 (EZN-2208), a PEGylated conjugate of SN38, to offer therapeutic advantages over unmodified SN38 and existing therapies. The PEGylated version of SN38 allows parenteral delivery, increased solubility, higher exposure, more profound deoxyribonucleic acid (DNA) damage, inhibition of angiogenesis, and longer apparent half-life of SN38 as compared to irinotecan in preclinical models. We completed Phase I clinical trials in adults, Phase II clinical trials in adult patients with metastatic colorectal and breast cancer, as well as a Phase I trial for pediatric patients. In the Phase 1 study of PEG-SN38 in children with refractory solid malignancies, the product candidate demonstrated notable anti-tumor activity in patients with neuroblastoma. In May 2012, we licensed the development and commercialization rights to PEG-SN38 in China to Zhejiang Hisun Pharmaceuticals Co. Ltd.

mRNA Antagonists

We have licensed several mRNA antagonists directed against novel oncology targets. Our first antagonist to enter the clinic targeted the Hypoxia-Inducible Factor-1 alpha (HIF-1α) (EZN-2968). HIF-1α is over-expressed in several solid tumors. Drugs that selectively target HIF-1α have the potential to target multiple cancer processes due to their control of a large number of genes. We completed two Phase I studies with the HIF-1α mRNA antagonist in patients with solid tumors and lymphoma. A pilot study in patients with cancer in the liver remains open at the National Cancer Institute under an IND held by the National Cancer Institute.

Our second mRNA antagonist that entered the clinic targeted Survivin (EZN-3042), a compound that was licensed from Santaris Pharma A/S (“Santaris”). Survivin is over-expressed in many solid tumors and hematologic malignancies, but is almost absent in normal adult differentiated tissue. We completed a Phase I study of this compound in patients with solid tumors and lymphoma. In November 2012, we informed Santaris that we were discontinuing clinical development of this compound and returning it to Santaris.

In January 2011, we announced the acceptance by the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) for a Phase I study of a novel androgen receptor (AR) mRNA antagonist in patients with castration-resistant prostate cancer (CRPC) (EZN-4176). This was an open-label, Phase 1a/1b, non-randomized dose-escalation study for adult patients with CRPC, who received the drug as a weekly, one-hour intravenous infusion. In December 2012, we suspended clinical development of this program.

We also have rights to additional mRNA targets which were in various stages of preclinical research prior to the substantial suspension of our clinical development activities.

RESEARCH AND DEVELOPMENT

Prior to the substantial suspension of our clinical development activities, our drug-development program was focused on advancing novel compounds for the treatment of cancers for which there is an unmet medical need.

PEGYLATION TECHNOLOGY

Since our inception in 1981, our core expertise has been in engineering improved versions of injectable therapeutics through the chemical attachment of polyethylene glycol (PEG). In some cases, PEGylation can render a compound therapeutically effective, whereas the unmodified form had only limited clinical utility. Currently, twelve biologic products, eight of which are marketed, utilize our proprietary PEG platform. We continue to receive royalties for seven of these products: PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Adagen® and Oncaspar®. Another one of these products, PEGASYS®, also utilizes our PEG platform, but our right to receive royalties on sales of that product ended in 2009.

CUSTOMIZED LINKER TECHNOLOGY

PEG-SN38

SN38 is the active metabolite of the cancer drug irinotecan (CPT-11), a chemotherapeutic drug marketed as Camptosar® in the U.S. Unmodified SN38 is insoluble and can only be used to treat cancer by administering a pro-drug. A pro-drug is a compound that is converted into the active drug in the body. For irinotecan, the complexity of conversion and metabolism in each patient may result in a variable efficacy and safety profile. Through the use of our PEGylation technology, we designed PEG-SN38 (EZN-2208), a PEGylated conjugate of SN38, to offer therapeutic advantages over unmodified SN38 and existing therapies. The PEGylated version allows parenteral delivery, increased solubility, higher exposure, more profound deoxyribonucleic acid (DNA) damage, inhibition of angiogenesis, and longer apparent half-life of SN38 in preclinical models.

Preclinical data showed that PEG-SN38 demonstrated potent in vitro cytotoxicity against several human cancer cell lines, as well as antitumor activity in several xenograft models of solid tumors and non-Hodgkin lymphoma, including those in which CPT-11 has been shown to be ineffective. Treatment with a single dose or multiple small doses of PEG-SN38 led to complete cures of animals in the breast cancer, neuroblastoma and non-Hodgkin lymphoma models. In colorectal and pancreatic cancer preclinical models, PEG-SN38 demonstrated significantly better therapeutic efficacy than CPT-11, at their respective maximum tolerated doses and equivalent dose levels. Importantly, treatment with PEG-SN38 resulted in tumor growth inhibition in CPT-11–resistant tumors and outperformed CPT-11 when given as second-round therapy to animals initially responding to CPT-11. These preclinical studies also showed that PEG-SN38 provided a long circulation half-life and exposure to the parent drug, SN38, in mice. Finally, PEG-SN38 also induced more profound DNA damage and inhibition of angiogenesis than CPT-11.

In 2007, the FDA accepted our IND for the evaluation of PEG-SN38 in patients with cancer. We completed two Phase I studies evaluating the safety of two different dosing schedules of PEG-SN38 in adults. We also completed two Phase II clinical trials with PEG-SN38 in patients with metastatic colorectal and breast cancer, as well as one Phase I trial in pediatric patients with cancer.

In 2009, we opened our Phase II trial designed to evaluate patients with metastatic colorectal cancer who had failed oxaliplatin, irinotecan, and fluoropyrimidines, including patients with K-RAS mutated tumors and patients with K-RAS wild type tumors. In May 2011, we announced that, in light of evolving standards of care for the treatment of metastatic colorectal cancer (mCRC), we would discontinue our PEG-SN38 (EZN-2208) clinical program in this disease, following conclusion of its Phase II study. Data from that study were presented at ASCO GI in January 2012. Study investigators concluded the PEG-SN38 was active in combination with Erbitux® in patients with colorectal cancer.

In January 2010, we started enrolling patients in a Phase II trial for patients with metastatic breast cancer. The study was designed to evaluate the efficacy of single-agent PEG-SN38 in female patients who had previously been treated for metastatic breast cancer with either anthracycline and taxane (AT, up to 2 prior lines of therapy), or anthracycline, taxane and capecitabine (ATX, up to 4 prior lines of therapy) .  The primary objective of the study was to determine overall response; secondary objectives included duration of response, progression-free survival (PFS), overall survival (OS) and safety.

Data from this Phase II study were presented at the American Society of Clinical Oncology Meeting in Chicago, IL in 2012. Overall response rate was found to be meaningful in both the AT group (25%) and the ATX group (11%).  For the AT and ATX cohorts, the clinical benefit rate was 43% and 29%, respectively. Among AT triple negative breast cancer patients, the response rate and clinical benefit rate were 26% and 32%, respectively.  In patients who progressed during or within 30 days of prior platinum-containing regimens, the clinical benefit rate was 18%. For triple negative breast cancer patients with prior platinum-containing regimens, the clinical benefit rate was also 18%.  PEG-SN38 was generally well tolerated in these heavily pretreated patients, with neutropenia, diarrhea and leukopenia being the most common adverse events.  Investigators concluded that PEG-SN38 warrants further clinical study in metastatic breast cancer.

In February 2010, we started enrolling patients in a Phase I study of PEG-SN38 in children with solid tumors, including children with recurrent or refractory neuroblastoma. The study was designed to define the dose limiting toxicities (DLTs) and maximum tolerated dose (MTD) of PEG-SN38 in pediatric patients with neuroblastoma and other solid tumors, including sarcoma and central nervous system tumors.  Escalating doses of PEG-SN38 were administered on day 1 of a 21 day cycle.  Data from the study were reported at the 2012 Advances in Neuroblastoma Research Conference in Toronto, Ontario. The data showed that administration of PEG-SN38 at a dose of 24 mg/m2 every 3 weeks is safe, well tolerated, and is the recommended dose for pediatric patients.  Thrombocytopenia was dose-limiting when PEG-SN38 was given at a dose of 30 mg/m2.  Objective responses lasting > 10 months were seen among children with neuroblastoma, all of whom had undergone previous stem cell transplantation and had been previously treated with a camptothecin.  Cumulative toxicity was not observed.  Investigators concluded that PEG-SN38 warrants further clinical study in pediatric neuroblastoma.

Locked Nucleic Acid (LNA) Technology-Based Programs

Enzon has a license and collaboration agreement with Santaris for messenger ribonucleic acid (mRNA) antagonists. We hold rights worldwide, other than in Europe, to develop and commercialize mRNA antagonists based on LNA technology directed against the Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha) and Androgen Receptor (AR) mRNA targets and two additional targets. LNA Technology is based on Locked Nucleic Acid, a proprietary synthetic analog of ribonucleic acid (RNA). When incorporated into a short nucleic acid chain (both DNA and RNA are made up of chains of natural nucleic acids), the presence of LNA results in several potential therapeutic advantages. Because LNA resembles RNA but is more stable, LNA-containing antisense molecules have both very high binding affinity for mRNA and enhanced metabolic stability. Using the antisense principle to block the function of specific mRNAs within cells and tissues, such drugs may have enhanced potency and specificity, and may provide improved efficacy at lower doses than comparable drugs based on alternative chemistry. As a result, mRNA antagonists containing LNA have been demonstrated to be significantly more potent in vitro and in vivo than conventional antisense compounds. In particular, LNA-based mRNA antagonists can be used to switch off the synthesis of proteins believed to promote cancer, thereby leading to control or shrinkage of tumors.

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

In 2007, the FDA accepted our IND for the evaluation of the HIF-1 alpha antagonist in adult patients with solid tumors and lymphoma. We completed two Phase I studies to evaluate the safety of the HIF-1 alpha antagonist using two different dosing schedules. In general, HIF-1 alpha antagonist therapy was well tolerated. We observed stable disease in a number of patients treated with our HIF-1 alpha antagonist. Tumor shrinkage also was seen in patients with renal cell cancer, liver cancer, sarcoma, and cancer of the tonsil. A pilot study in patients with cancer in the liver remains open at the National Cancer Institute under an IND held by the National Cancer Institute.

Survivin Antagonist

Survivin plays a vital regulatory role in both apoptosis and cell division. Survivin is highly expressed in many cancers and in newly formed endothelial cells engaged in angiogenesis, with little expression in normal adult tissues. Resistance of cancer cells to radiotherapy and cytotoxic drugs (in particular, microtubule-interfering taxanes) is strongly correlated with expression levels of Survivin. Clinically, Survivin expression is associated with poor prognosis, increased cancer recurrence, and resistance to therapy. In January 2009, the FDA accepted our IND for the evaluation of our Survivin antagonist in patients with cancer. The same month, we opened and started enrolling patients in the Phase I study. The trial was designed to first treat patients with Survivin as a single agent; if the patient’s cancer progressed, the patient’s treatment was changed to Survivin in combination with Taxotere®. This allowed us to gain dose and safety information both as a single agent and in combination in a single Phase I study. The study was completed and the data were presented at the AACR-NCI-EORTC international conference in November 2011. Following the completion of this trial, we returned this project to Santaris in late 2012.

Androgen Receptor (AR) Antagonist

The AR is a validated target for the treatment of prostate cancer. Several agents preventing androgen binding to the AR or blocking androgen synthesis have demonstrated therapeutic benefits and have been approved. Nevertheless, prostate tumors typically develop resistance to currently approved agents. It is likely that the AR still continues to promote cancer growth in such patients. Therefore, our LNA-based AR mRNA antagonist, is a novel and innovative strategy for the treatment of prostate cancer. In preclinical studies, our mRNA antagonist down-regulated the AR and inhibited the growth of prostate cancer that expressed the AR. The FDA accepted our IND for a Phase I study of AR in patients with castration-resistant prostate cancer in the fourth quarter of 2010. This was an open-label, Phase 1a/1b, non-randomized dose-escalation study for adult patients with CRPC, who received the drug as a weekly, one-hour intravenous infusion. We decided to suspend clinical development of this program in December 2012.

Additional Gene Targets

Enzon has rights to two additional targets, a HER3 mRNA antagonist and a ß-catenin mRNA antagonist. We have worldwide rights, except in Europe, to develop and commercialize the compounds. Our license and collaboration agreement with Santaris provides that any one of these compounds could be returned to Santaris if the findings of our preclinical or clinical work do not support continued investment.

ROYALTIES

Our primary source of revenues is the royalties that we receive on third-party sales of marketed drug products that utilize our proprietary technology. We receive royalties on seven marketed products that utilize our proprietary PEGylation platform, namely PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar and Adagen, with PegIntron being the largest source of our royalty income.

DRUG PRODUCT	PRIMARY OR TARGET INDICATIONS	DRUG MARKETER	ROYALTY EXPIRATION
PegIntron (peginterferon alfa-2b) Sylatron (peginterferon alfa 2b)	Chronic hepatitis C Melanoma	Merck	U.S. - 2016 Europe - 2018 Japan – 2019 Rest of world – varies by country
Macugen (pegaptanib sodium injection)	Neovascular (wet) age-related macular degeneration	Valeant Pharmaceuticals Inc. (“Valeant”) and Pfizer Inc.	U.S. – 2014 Great Britain - 2014 Rest of world – 2018
CIMZIA (certolizumab pegol)	Crohn’s disease, rheumatoid arthritis	UCB Pharma	U.S. – 2014 Great Britain - 2014 Rest of world – 2018

Oncaspar (PEG-L- apsaraginase)	Acute lymphoblastic leukemia	Sigma Tau	2014
Adagen (PEG-adenosine deaminase)	Severe combined immunedeficiency	Sigma Tau	2014
OMONTYS (peginesatide)	Anemia in chronic kidney disease (CKD)	Affymax,Inc. (“Affymax”) and Takeda Pharmaceutical Company (“Takeda”)	U.S. – 2014 Great Britain - 2014 Rest of world – 2018

PegIntron is a PEG-enhanced version of Merck’s alpha interferon product, INTRON® A, which is used both as a monotherapy and in combination with REBETOL® (ribavirin) capsules for the treatment of chronic hepatitis C. Merck holds an exclusive worldwide license to PegIntron. We are entitled to receive royalties on Merck’s worldwide sales of PegIntron until certain expiration dates set forth in the license agreement which are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. Merck is responsible for all manufacturing, marketing, and development activities for PegIntron. We designed PegIntron to allow for less frequent dosing and to yield greater efficacy, as compared to INTRON® A.

Sales of PegIntron have been in decline since 2008. There are a number of new therapies in late stage development that could significantly erode the market for PEGylated interferon which, in combination with the generic antiviral pill, ribavirin, represents the current standard of care. The most advanced new therapies are protease inhibitors that work by blocking the action of the protease enzyme the hepatitis virus needs to replicate. The triple combination therapies (PEGylated interferon, ribavirin and protease inhibitor) that have recently been approved by the FDA are effective in significantly reducing the hepatitis virus load, and may allow shorter course of therapy, which may be better tolerated by patients. These therapies do not exclusively require PegIntron, however.

On March 29, 2011, the US Food and Drug Administration (FDA) approved peginterferon alfa-2b (Sylatron®) to treat melanoma with nodal involvement after surgical resection.

We have out-licensed our proprietary PEGylation and single-chain antibody, or SCA, technologies on our own and through agreements with Nektar Therapeutics, Inc. (“Nektar”) and Micromet AG (“Micromet”). Under our Cross-License and Option Agreement with Nektar, Nektar had the lead role in granting sublicenses for certain of our PEGylation patents and we receive royalties on sales of any approved product for which a sublicense has been granted. Effective in January 2007, Nektar’s right to grant additional sublicenses is limited to a certain class of our PEGylation patents. Existing sublicenses granted by Nektar prior to January 2007 were unaffected by this change in Nektar’s rights. Currently, we are aware of five third-party products for which Nektar has granted sublicenses to our PEGylation technology, including Astellas/Eyetech’s Macugen, UCB’s CIMZIA, Affymax and Takeda’s OMONTYS, Hoffmann-La Roche’s PEGASYS and an undisclosed Pfizer product. Our U.S. rights to receive royalties under our agreement with Nektar relating to CIMZIA, Macugen and OMONTYS expire in 2014. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by-product basis for up to twelve years from the date of first sale of these drugs.

CIMZIA was approved in April 2008 for the treatment of Crohn’s disease. In May 2009, CIMZIA was approved for adult patients suffering from moderate to severe rheumatoid arthritis. Macugen is being marketed by Valeant in the U.S. and by Pfizer in the rest of the world for the treatment of neovascular (wet) age-related macular degeneration, an eye disease associated with aging that destroys central vision. OMONTYS, which was approved on March 27, 2012, is a synthetic peptide-based erythropoiesis-stimulating agent marketed by Affymax and Takeda for the treatment of anemia in chronic kidney failure. On February 23, 2013, Affymax and Takeda announced a nationwide voluntary recall of all lots of OMONTYS (peginesatide) injection to the user level as a result of new postmarketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. This recall will negatively affect our future royalty revenues from OMONTYS.

We retain certain rights to use or grant licenses to our PEGylation technology, including for any proprietary products or those that may be developed by co-commercialization partners or for those that may be developed by third parties.

As part of the January 2010 sale of our former specialty pharmaceutical business, we are entitled to royalties of from 5 and 10 percent on net sales above certain baseline net sales of the four marketed products (Adagen®, Oncaspar®, Abelcet®, and DepoCyt®) until 2014.

DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

SANTARIS PHARMA A/S LICENSE AGREEMENT

We are party to a license and collaboration agreement with Santaris pursuant to which we hold exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha, and Androgen Receptor (AR) targets, as well as RNA antagonists directed against two additional gene targets selected by us which were HER3 and ß-catenin. During 2006, we made payments to Santaris totaling $11 million to acquire the rights to the HIF-1 alpha, Survivin (which was returned to Santaris in late 2012) and AR antagonists and for the identification of five additional gene targets. The $11 million was reported as acquired in-process research and development. As of December 31, 2012, we have paid an additional $23 million in milestone payments to Santaris. Milestone payments are charged to research and development expense. This agreement provides for up to an additional $115 million in milestone payments from us, upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. This agreement provides that any one of the compounds licensed by us from Santaris could be returned to Santaris if the findings of our preclinical or clinical work do not support our continued investment. We returned three of the targets to Santaris during 2011 and one target to Santaris during 2012. Santaris also is eligible to receive single-digit percentage royalties from any future product sales of products based on the licensed antagonists. The royalty term for the mRNA antagonist targeting Hypoxia-Inducible Factor-1 alpha will expire in 2023 in the U.S. and countries where patents have been issued or where patent applications are pending. The patents related to the mRNA antagonist targeting Hypoxia-Inducible Factor-1 alpha are expected to expire as late as 2026 in the U.S. (not including any patent term extensions) and internationally in 2025 (not including any patent term extensions). The royalty term for the mRNA antagonist targeting the androgen receptor will expire in 2028 in the U.S. and countries where patents have been issued or where patent applications are pending. The patents related to the mRNA antagonist targeting the androgen receptor are expected to expire as late as 2028 in the U.S. and internationally (not including any patent term extensions). Santaris retains the full right to develop and commercialize products developed under the agreement in Europe. The agreement terminates upon the earlier of the expiration of the last royalty term for an LNA compound or material breach by either party. The royalty term expires on a country-by-country and product-by-product basis when the last valid LNA platform patent or LNA compound patent expires not to exceed 21 years with respect to any product. Our license and collaboration agreement with Santaris provides that Santaris can terminate the agreement with respect to a specific LNA compound provided by Santaris if we do not achieve certain time-based development milestones for that product. These time-based development milestones had been achieved for the HIF-1 alpha, Survivin and AR antagonists, but have not been achieved for the other antagonists licensed under the license agreement.

MERCK AGREEMENT

Our PEGylation technology was used to develop an improved version of Merck’s product, INTRON A. Merck is responsible for marketing and manufacturing the product, PegIntron, worldwide on an exclusive basis and we receive royalties on worldwide sales of PegIntron for all indications. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron is first approved for commercial marketing in such country. Currently, expirations of our right to receive royalties are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which we are entitled may be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PegIntron where such third party is not Hoffmann-La Roche.

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

NEKTAR AGREEMENT

In January 2002, we entered into a Cross-License and Option Agreement with Nektar pursuant to which we and Nektar provided certain licenses to selected portions of each party’s PEGylation patent portfolio. Under this agreement, we granted Nektar the right to grant sub-licenses for a portion of our patents related to our PEGylation technology to third-parties. Effective in January 2007, Nektar’s right to grant additional sublicenses was limited to a certain class of our PEGylation technology. Existing sub-licenses granted by Nektar prior to January 2007 were not affected. We will receive a royalty or a share of Nektar’s profits for any products that utilize our patented PEGylation technology under a license granted by Nektar. The rights to receive royalties from Nektar agreements relating to CIMZIA, Macugen and OMONTYS expire in 2014 in the U.S. and as late as 2018 in countries outside the U.S. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by-product basis for up to twelve years from the date of first sale of these drugs. We retain certain rights to use or grant licenses to our PEGylation technology, including for any proprietary products or those that may be developed by co-commercialization partners or for those that may be developed by third parties.

ZHEJIANG HISUN PHARMACEUTICAL CO., LTD. (HISUN)

In May 2012, we entered into a Collaboration Agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") pursuant to which we licensed to Hisun exclusive development and commercialization rights for PEG-SN38 in China.  In consideration for the license, Enzon received an upfront fee of $0.2 million and will be entitled to (i) payments based upon the achievement of certain milestones and (ii) royalties based upon net sales for any PEG-SN38 product developed and commercialized in China.  Under the terms of this agreement, Enzon retains rights for PEG-SN38 outside of China.

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

Technology

Customized PEGylation Linker Technology (Customized Linker Technology®)

We are aware that other companies are conducting research on chemically modified therapeutic agents and that certain companies are modifying pharmaceutical products by attaching PEG. Our competitors include Nektar Pharmaceuticals, Inc., SunBio Corporation, Mountain View Pharmaceuticals, Inc., NOF Corporation and PolyTherics. There may be other chemical, biotechnology and pharmaceutical companies developing PEGylation linker technologies and applying such technologies to develop pharmaceutical product candidates. Some of these companies license or provide the technology to other companies, while others develop the technology for internal use. In addition, there are other delivery technologies (e.g. liposomal, nanoparticles, etc.) that may improve pharmaceutical properties of pharmaceutical compounds.

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

Androgen Receptor (AR) antagonist. There are a number of existing therapeutic regimens designed to treat the cancers that we may target with the AR antagonist. However, we are not aware of the development of another compound that would have a mechanism similar to our AR mRNA antagonist. This is because our AR mRNA antagonist uniquely targets AR mRNA, unlike the other compounds in the market or in development that we are aware of, and may complement other anti-androgen therapies.

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

PegIntron

PegIntron, marketed by Merck, competes directly with Hoffmann-La Roche’s PEGASYS. Merck and Hoffmann-La Roche have been the major competitors in the global interferon alfa market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively, and the PEGylated interferon-based combination therapy is a highly competitive market. Further, Merck has reported that the overall hepatitis C market has been contracting. Additionally, there is much research being conducted on various formulations of alpha interferon as well as many non-Interferon-based compounds being investigated for the treatment of hepatitis C. Two novel agents, protease inhibitors boceprevir (Merck) and Telaprevir (Vertex/Johnson & Johnson), were approved by the FDA in 2011. Boceprevir was studied in combination with PegIntron and Telaprevir was studied in combination with PEGASYS. Furthermore, there are several novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C which either include or eliminate combination with pegylated interferon. It is possible that this research could lead to a competing product or ultimately to interferon-free combination therapy in the future.

Sylatron

PegIntron was approved for melanoma in March 2011 under the brand name Sylatron®. Merck competes with marketed drugs sold by Bayer and by Bristol-Myers Squibb.

Macugen

Macugen, marketed by Valeant. and Pfizer Inc., on behalf of OSI Pharmaceuticals LLC, a subsidiary of Astellas Pharma Inc., currently competes against several other therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD). Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen.

CIMZIA

CIMZIA, which is marketed by UCB, currently competes against therapies for the treatment of moderate to severe rheumatoid arthritis and Crohn’s disease. CIMZIA is a biologic medicine that counteracts tumor necrosis factor (or TNF), which promotes inflammation of the joints in rheumatoid arthritis. Other TNF inhibitors approved for the treatment of rheumatoid arthritis include etanercept, infliximab, adalimumab, and golimumab. Infliximab and adalimumab are also used in the treatment of Crohn’s disease. Both diseases also have additional approved treatments that are not TNF inhibitors, as well as other treatments in various stages of preclinical or clinical testing. If approved, these treatments would also compete with CIMZIA.

OMONTYS

OMONTYS, co-developed and marketed by Takeda and Affymax, was approved in March 2012 for the treatment of anemia due to chronic kidney disease (CKD) in adult patients on dialysis. OMONTYS competes with erythropoiesis stimulating agents including Epogen and Aranesp which are marketed by Amgen, Inc. On February 23, 2013, Affymax and Takeda announced a nationwide voluntary recall of all lots of OMONTYS (peginesatide) injection to the user level as a result of new postmarketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. This recall will negatively affect our future royalty revenues from OMONTYS.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. Our executive management team has reinforced our organizational commitment to intellectual property. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. Under various license agreements, we have received exclusive licenses to patents that relate to certain of the products we or our partners have commercialized or that we had under development prior to the substantial suspension of our clinical development activities. We have exclusively licensed patents from Santaris Pharma related to our LNA clinical candidates and the other LNA compounds that we had in development prior to the substantial suspension of our clinical development activities. Of the patents owned or exclusively licensed by us, two relate to PegIntron, three relate to our HIF-1 alpha antagonist, and one relates to our AR antagonist. The patents related to PegIntron (peginterferon alfa-2b) are expected to expire in 2013 and 2015 in the U.S. and internationally in 2018 (including any patent term extensions). We have three patents that relate to our PEG-SN38 clinical candidate. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

The patent covering our original PEG technology, which we had licensed from Research Corporation Technologies, Inc., contained broad claims covering the attachment of PEG to polypeptides. However, this U.S. patent and its corresponding foreign patents have expired. Based upon the expiration of the Research Corporation patent, other parties may make, use, or sell products covered by the claims of the Research Corporation patent, subject to other patents, including those that we hold. We have obtained patents with claims covering improved methods of attaching or linking PEG to therapeutic compounds. We also have obtained patents relating to the specific composition of the PEG-modified compounds that we have identified or created. We cannot assure you that we will be able to prevent infringement by unauthorized third parties or that competitors will not develop competitive products outside the protection that may be afforded by our patents. We have three patents that relate to our PEG-SN38 clinical candidate.

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

As part of the January 2010 sale of our former specialty pharmaceutical business, we assigned to the purchaser the patents and patent applications which we owned that relate to current and new formulations of Oncaspar and Adagen and the licenses to patents that relate to Abelcet and DepoCyt. We also assigned all trademarks related to Abelcet, DepoCyt, Oncaspar and Adagen to the purchaser of our former specialty pharmaceutical business.

GOVERNMENT REGULATION

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state, local and foreign entities regulate research and development activities and the inspection, testing, manufacture, quality assurance, safety, effectiveness, labeling, packaging, storage, distribution, record-keeping, approval, and promotion of products. Drug products require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with post-approval requirements, could adversely affect the value of our clinical development platforms to potential acquirers and our ability to receive product or royalty revenues.

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

Even after FDA approval has been obtained, and often as a condition to expedited approval, further studies, including post-marketing studies, are typically required by the FDA. Results of post-marketing studies may limit or expand the further marketing of the products. If the developer of a product proposes any modifications to the product, including changes in indication, manufacturing or testing processes, manufacturing facility or labeling, an NDA or BLA supplement may be required to be submitted to and approved by the FDA.

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

PegIntron has been approved for treatment of hepatitis C in the European Union, the U.S., Japan and China, and for the treatment of hepatitis B in China. None of the product candidates we were developing prior to the substantial suspension of our clinical development activities were approved for marketing in the U.S. or elsewhere.

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

EMPLOYEES

As of December 31, 2012, we employed 43 persons. None of our employees is covered by a collective bargaining agreement.  All of our employees are covered by confidentiality agreements.  We consider our relations with our current employees to be good.

In December 2012, we made an announcement that contemplated a reduction in our workforce of approximately 15-20 employees. Following this reduction in force, as of March 8, 2013, we employed 21 persons.

Management Update

On May 16, 2012, the employment of Ana I. Stancic, who was then serving as our Principal Executive Officer, Executive Vice President, Chief Operating Officer and Chief Financial Officer, concluded.

Following Ms. Stancic’s departure, George W. Hebard III, who was appointed as a director in February 2012, was appointed as our Principal Executive Officer and Chief Operating Officer on an interim basis.

On February 28, 2013, the employment of Aby Buchbinder, who was then serving as our Vice President, Clinical Development, concluded.

Item 1A. Risk Factors

Throughout this Annual Report on Form 10-K, we have made forward-looking statements in an attempt to better enable the reader to understand our future prospects and make informed judgments. By their nature, forward-looking statements are subject to numerous factors that may influence outcomes or even prevent their eventual realization. Such factors may be external to our company and entirely outside our control.

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

Risks Relating to Our Review of a Possible Sale of Our Company or Our Assets

Our sale review process is uncertain and entails numerous significant risks and uncertainties.

As previously announced in December 2012, our Board of Directors retained Lazard to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of our company, and our Board of Directors has established a special committee to oversee our sale review process. In connection with our sale review process, we have substantially suspended all clinical development activities with a goal of conserving and maximizing value returned to our stockholders. Our sale review process entails numerous significant risks and uncertainties, including the following risks and uncertainties:

•	our sale review process involves significant management time, effort and associated expense and may disrupt our management team from its day-to-day responsibilities and perceived uncertainties as to our future direction may result in the loss of, or our inability to retain key employees or business partners;

•	there can be no assurance that our sale review process will result in any definitive offer to acquire our company or our assets, or if made what the terms thereof will be, or that any other transaction will be approved or consummated;

•	if any definitive offer to acquire our company or our assets is made, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated;

•	there can be no assurance that any transaction that is consummated would deliver the anticipated benefits or enhance stockholder value;

•	the timetable for our sale review process is uncertain;

•	the market price of our common stock may significantly fluctuate in response to developments in our sale review process or market speculation regarding such developments;

•	we expect to incur significant costs, expenses and fees in connection with our sale review process and any transaction that might result from our sale review process, including costs, expenses and fees for financial, legal and other professional advisors;

•	we may be subject to litigation or other claims related to our sale review process or any transaction that might result from our sale review process; and

•	we may decide to terminate our sale review process at any time without pursuing a transaction.

Any of these risks or uncertainties could cause the value of our company and our assets and the market price of our common stock to decline significantly. For example, if a transaction is not consummated, the market price of our common stock may decline to the extent that the market price reflects an expectation that a transaction will be consummated.

If our sale review process does not result in the sale of our company, our Board of Directors may decide to pursue a dissolution and liquidation of our company.

There can be no assurance that our sale review process will result in the sale of our company. If our sale review process does not result in the sale of our company, our Board of Directors may decide to pursue a dissolution and liquidation of our company. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and separation agreements with certain members of its management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company, (ii) various claims and legal actions arising in the ordinary course of business and (iii) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, if a dissolution and liquidation were pursued, we cannot be certain of the amount and/or timing of any distributions to our stockholders.

We may incur losses over the next several years and may never achieve or sustain profitability.

We have incurred losses in the past and have limited sources of revenues. We may incur losses in the future, including for the year ending December 31, 2013. We expect to continue to incur operating expenses and anticipate that we could have significant expenses in the foreseeable future involving the implementation of any transaction that might result from our sale review process, which could further reduce our existing capital, including legal and financial advisor fees. If we do not consummate a transaction that might result from our sale review process, we may still be responsible for the payment of substantial legal and financial advisor fees incurred in connection with our sale review process. These fees might result in an increase in our professional services expenses.

We have substantially suspended all clinical development activities and our review of a possible sale of one or more of our clinical development programs is uncertain.

In December 2012, we announced plans to suspend all clinical development activities. Consistent with this announcement, we have substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. As a result of our December 2012 announcement, we recorded $11.3 million of non-cash impairment charges related to our property and equipment. Our sale review process includes a review of the possible sale or disposition of one or more of our clinical development programs. There can be no assurance that our sale review process will result in any definitive offer to acquire our clinical development programs, or if made what the terms thereof will be or that any other transaction involving our clinical development programs will be approved or consummated. If any definitive offer to acquire our clinical development programs is made, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction involving our programs that is consummated would deliver the anticipated benefits or enhance stockholder value.

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

If we do not realize the expected benefits from the reduction in our workforce that was contemplated in our December 2012 announcement and from future cost savings initiatives that we may implement, the value of our company and our assets and the market price of our common stock could materially decline.

In December 2012, we made an announcement that contemplated a reduction in our workforce of approximately 15-20 employees. We cannot guarantee that we will be able to realize the cost savings and other anticipated benefits from this reduction in force, or that this reduction in force will not interfere with our ability to identify and consummate a transaction that might result from our sale review process. In addition, we expect that we will incur approximately $1.4 million in charges related to this reduction in force, all of which would result in cash expenditures for one-time employee termination benefits and associated costs, and these expenditures could cause the value of our company and our assets and the market price of our common stock to decline.

As part of the assessment of internal control over financial reporting, a material weakness was identified and our management has concluded that, as of December 31, 2012, our internal control over financial reporting and our disclosure controls and procedures were not effective. Any failure to maintain effective internal control over financial reporting or effective disclosure controls and procedures could adversely affect our ability to record, process, summarize and report financial information timely and accurately.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As disclosed in Item 9A. Controls and Procedures of this Annual Report on Form 10-K, a material weakness in our internal control over financial reporting was identified. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. This material weakness related to accounting for non-routine complex technical accounting matters. Our management concluded that as of December 31, 2012 our internal control over financial reporting was not effective because of the existence of this material weakness. In light of this material weakness, our principal executive officer and principal financial officer also concluded that, as of December 31, 2012, our disclosure controls and procedures were ineffective. In light of this material weakness, we have taken steps to remediate our review process related to accounting for non-routine complex technical accounting matters. While we believe these steps have improved the effectiveness of our internal control over financial reporting, our remediation efforts could be insufficient to address the material weakness and additional material weaknesses in our internal control over financial reporting could be identified in the future. Any failure to maintain effective internal control over financial reporting or effective disclosure controls and procedures could adversely affect our ability to record, process, summarize and report financial information timely and accurately, which could adversely affect our ability to identify and consummate a transaction that might result from our sale review process and could therefore cause the market price of our common stock to decline.

As a result of the reduction in our workforce that was contemplated in our December 2012 announcement, we are in the process of reallocating certain employment responsibilities and may outsource certain corporate functions which could make us more dependent on third-parties to perform these corporate functions.

As a result of the reduction in our workforce that was contemplated in our December 2012 announcement, we may be required to outsource certain corporate functions, which will make us more dependent on third-parties for the performance of these functions. In addition, this reduction in our workforce has had a negative impact on our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to identify and consummate a transaction that might result from our sale review process could be adversely affected.

We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

We may face liability claims related to the use or misuse of our product candidates in previously conducted clinical trials. These claims may be expensive to defend and may result in large judgments against us. Any such claims against us, regardless of their merit, might result in significant costs to defend or awards against us, and our insurance coverage and resources may not be sufficient to satisfy any liability resulting from such claims. A successful product liability or other claim brought against us could cause the market price of our common stock to decline and, if judgments exceed our insurance coverage, could decrease our cash and materially harm our business, financial condition or results of operations.

We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. If we are unable to obtain and enforce patent protection for our product candidates or to maintain the confidentiality of our trade secrets, the value of our intellectual property portfolio could be harmed and our ability to identify and consummate a transaction that might result from our sale review process could be adversely affected. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. In addition, under our license agreements, we have exclusively licensed patents related to our HIF-1 alpha, and AR antagonists and our other LNA compounds. Although we believe that our patents provide certain protection from competition, such patents may not provide substantial protection or commercial benefit to us, or afford us adequate protection from competing products, and may be challenged or declared invalid. In addition, U.S. patents or foreign patent equivalents may not be issued to us in the future.

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

We believe that our patent rights are enforceable. However, those rights may prove unenforceable or invalid, or will expire. If we are not able to protect our patent positions, our business and financial condition, as well as our ability to identify and consummate a transaction that might result from our sale review process could be adversely affected. We may become aware that certain organizations are engaging in activities that infringe certain of our patents, including our PEGylation technology patents. We may be unable to enforce our patents and other rights against such organizations.

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

We are party to license and other collaboration agreements that contain complex commercial terms that could result in disputes, litigation or indemnification liability that could cause the value of our company and our assets and the market price of our common stock to decline.

We are party to license, collaboration and other agreements with biotechnology and pharmaceutical companies. These agreements contain complex commercial terms, including royalties on drug sales based on a number of complex variables (including net sales calculations, geography, scope of patent claim coverage, patent life and other factors) and indemnification obligations. From time to time, we may have dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise or escalate in the future regarding our agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which could cause the value of our company and our assets and the market price of our common stock to decline.

Risks Relating to Our Common Stock and our Convertible Notes

The price of our common stock has been, and may continue to be, volatile, which also may significantly affect the trading price of our 4% convertible notes due 2013.

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

•	the status of our sale review process and our ability to identify and consummate a transaction that might result from our sale review process;
•	any announcement of a decision to pursue any specific transaction that might result from our sale review process or to terminate our sale review process without pursuing a transaction;
•	the level of revenues we generate from royalties we receive;
•	changes in our business strategy;
•	the losses we may incur;
•	developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;
•	the ability to partner, sell or out-license rights to our programs on favorable terms;
•	public concern as to the safety and efficacy of products developed by us or others; and
•	litigation.

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could materially decline. Volatility in the price of our common stock may significantly affect the trading price of our 4% convertible notes.

Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the market price of our common stock. As of December 31, 2012, we had 43,674,170 shares of common stock outstanding. As of that date, the following securities that may be exercised for, or are convertible into, shares of our common stock were outstanding:

•	4% convertible notes. As of December 31, 2012, our 4% convertible notes could be converted into 17.1 million shares of our common stock at a conversion price of $6.76 per share.

•	Options. Stock options to purchase 2.3 million shares of our common stock at a weighted average exercise price of approximately $8.93 per share.
•	Restricted stock units. Approximately 0.9 million shares of our common stock are issuable in respect of outstanding restricted stock units held by officers, employees and directors.

The shares of our common stock issuable upon the exercise of options, the settlement of restricted stock units and the conversion of our 4% convertible notes are currently registered under the Securities Act of 1933, as amended, and, therefore, once those shares of common stock are issued, they may be eligible for public resale. As a result, if a large number of shares of our common stock are sold into the public market, or if there is an expectation of such sales, these sales or expectations of these sales could cause the market price of our common stock to decline.

The conversion of some or all of our 4% convertible notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants which could depress the market price of our common stock.

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

The provisions described above and provisions of Delaware corporate law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price. We also have agreements with our executive officers that provide for change of control severance benefits which provides for cash severance, restricted stock, restricted stock units and option award vesting acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition or other change in control. These agreements could discourage a third party from acquiring us.

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

The market for unrated debt is subject to disruptions that could have an adverse effect on the market price of our 4% convertible notes, or a market for our notes may fail to develop or be sustained.

Our 4% convertible notes are not rated. As a result, holders of the notes have the risks associated with an investment in unrated debt. Historically, the market for unrated debt has been subject to disruptions that have caused substantial volatility in the prices of such securities and greatly reduced liquidity for the holders of such securities. When the notes are traded, they may trade at a discount from their initial offering price, depending on, among other things, prevailing interest rates, the markets for similar securities, general economic conditions and our financial condition, results of operations and prospects. The liquidity of, and trading markets for, the notes also may be adversely affected by general declines in the market for unrated debt. Such declines may adversely affect the liquidity of, and trading markets for, the notes, independent of our financial performance or prospects. In addition, certain regulatory restrictions prohibit certain types of financial institutions from investing in unrated debt, which may further suppress demand for such securities. We cannot assure you that the market for the notes will not be subject to similar disruptions or that any market for our notes will develop or be sustained. Any such disruptions may have an adverse effect on the holders of the notes.

Our 4% convertible notes mature on June 1, 2013 and the use of our cash to satisfy this debt will reduce our liquidity and capital resources.

As of December 31, 2012, we had $115.8 million in aggregate principal amount of our 4% convertible notes outstanding. On June 1, 2013, the outstanding aggregate principal amount of our 4% convertible notes will become due and payable and we will be required to use our cash, cash equivalents and/or marketable securities to repay the notes at maturity, which will reduce our liquidity and capital resources.

A small number of stockholders own a large percentage of our common stock and can influence the outcome of matters submitted to our stockholders for approval.

A small number of our stockholders own a large percentage of our common stock and can therefore influence the outcome of matters submitted to our stockholders for approval. Based on information known to us as of the date of this report, our five largest stockholders collectively control a majority of our outstanding common stock. As a result, these stockholders collectively have the ability to influence the outcome of matters submitted to our stockholders for approval, including any transaction that might result from our sale review process and submitted to our stockholders for approval. These stockholders may support proposals and actions with which you may disagree. The concentration of ownership could also delay or prevent a change in control of our company or otherwise discourage a potential acquirer from attempting to obtain control of our company, which in turn could cause the market price of our common stock to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease the following facility:

Location	Principal Operations	Approx. Square Footage	Approx. Annual Rent		Lease Expiration

20 Kingsbridge Road Piscataway, New Jersey	Executive offices	56,000	$703,000	(1)	July 31, 2021

(1)	Under the terms of the lease, annual rent increases over the remaining term of the lease from $703,000 to $773,000.

We believe that our facility is well maintained and generally adequate for our present and anticipated future needs.

We currently own no real property.

Item 3. Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of our business. There is currently no pending material litigation to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the trading symbol “ENZN”.

The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2012 and December 31, 2011 as reported by the Nasdaq Global Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2012
First Quarter	$7.87	$6.48
Second Quarter	7.17	5.79
Third Quarter	7.27	6.26
Fourth Quarter (1)	7.47	4.27

Year Ended December 31, 2011
First Quarter	$12.61	$10.00
Second Quarter	11.82	9.93
Third Quarter	10.46	7.03
Fourth Quarter	8.10	6.13

(1)	On December 21, 2012, we paid a special cash dividend of $2.00 per share of common stock.

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on our common stock for our fiscal years ended December 31, 2008 through December 31, 2012 with the cumulative total return over the same period of (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index.

Total Return To Shareholders

The comparison below displays the annual percentage return in an investment in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	12/08	12/09	12/10	12/11	12/12
Enzon Pharmaceuticals, Inc.	-38.82	80.62	15.48	-44.90	-4.03
Nasdaq Composite Index	-40.54	43.89	16.91	-1.80	15.91
Nasdaq Biotechnology Index	-12.63	15.63	15.01	11.81	31.91

The comparison below assumes $100 was invested on December 31, 2007 in our common stock, the Nasdaq Index and the Nasdaq Biotechnology Index, and assumes reinvestment of dividends, if any.   Historical stock prices are not indicative of future stock price performance.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/07	12/08	12/09	12/10	12/11	12/12
Enzon Pharmaceuticals, Inc.	100	61.18	110.49	127.60	70.30	67.47
Nasdaq Composite Index	100	59.46	85.55	100.02	98.22	113.85
Nasdaq Biotechnology Index	100	87.37	101.03	116.19	129.91	171.36

Holders

As of March 12, 2013, there were 1,087 holders of record of our common stock.

Dividends

On November 29, 2012, our Board of Directors declared a special cash dividend of $2.00 per share of common stock. This special cash dividend was paid on December 21, 2012 to stockholders of record as of December 10, 2012. Prior to this special cash dividend, we had never declared or paid any cash dividends on our common stock.

Repurchase of Equity Securities

Common Stock

In December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2012 amounts to 16,174,578 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

In light of our sale review process announced in 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program.

During the fourth quarter of 2012, we repurchased shares of our common stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	998,903	$6.84	998,903	$50,138,076
November 1, 2012 – November 30, 2012	553,900	$6.34	553,900	$46,628,428
December 1, 2012 – December 31, 2012	-	-	-	$46,628,428
Total	-	-	-	$46,628,428

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data: (1)
Total revenues (1)	$42,600	$48,072	$97,865	$51,408	$56,969
Research and development – pipeline	20,892	40,180	49,883	45,639	43,484
Other operating expenses	14,411	24,347	48,557	62,862	54,974
Impairment of property and equipment	11,263	-	-	-	-
Operating (loss)	(3,966)	(16,455)	(575)	(57,093)	(41,489)
Investment income, net	2,578	1,735	3,465	4,312	6,612
Interest expense	(5,330)	(5,929)	(6,315)	(11,514)	(12,681)
Other, net, including investment impairment	(200)	91	288	5,008	1,246
Income tax benefit (expense)	4,135	(205)	337	2,085	(255)
Loss from continuing operations	(2,783)	(20,763)	(2,800)	(57,202)	(46,567)
Income and gain from discontinued operations, net of income tax (1)	-	-	180,043	57,885	43,852
Net (loss) income	$(2,783)	$(20,763)	$177,243	$683	$(2,715)
(Loss) earnings per common share - continuing operations:
Basic	$(.06)	$(0.40)	$(0.05)	$(1.26)	$(1.05)
Diluted	$(.06)	$(0.40)	$(0.05)	$(1.26)	$(1.05)
Earnings per common share - discontinued operations:
Basic	$-	$-	$3.08	$1.28	$0.99
Diluted (3)	$-	$-	$3.08	$1.28	$0.99
(Loss) earnings per common share - net (loss) income :
Basic	$(.06)	$(0.40)	$3.03	$0.02	$(0.06)
Diluted (3)	$(.06)	$(0.40)	$3.03	$0.02	$(0.06)

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Total current assets (1)	$198,643	$165,261	$434,616	$145,212	$178,142
Total current liabilities (2)	122,313	15,264	18,387	24,997	36,094
Total assets (1)	199,781	343,209	488,857	332,749	349,253
Notes payable (2)	115,849	129,499	134,499	250,050	267,550
Total stockholders’ equity (3)	77,467	197,181	331,857	53,283	41,661

(1)	In January 2010, we sold our former specialty pharmaceutical business comprised principally of our former products and contract manufacturing segments. For financial reporting purposes, beginning in 2010, the operations and cash flows of our former products and contract manufacturing segments were eliminated from our continuing operations and classified as discontinued operations. Accordingly, prior-year statement of operations information has been reclassified to segregate the revenues and expenses of the divested business from our continuing operations. The sale generated net cash proceeds of approximately $308.0 million, including $40.9 million of revenues from the sale of in-process research and development (reported as revenues in continuing operations). The net gain on the sale, excluding the revenues from the sale of in-process research and development, was $176.4 million (reported as income and gain from discontinued operations). See Note 22 of the accompanying consolidated financial statements.

(2)	For 2012, notes payable is classified as current in the consolidated balance sheet in view of the repayment date of June 1, 2013.

(3)	In a period in which a loss from continuing operations is reported, all other computations of diluted per-share amounts for that period must be made exclusive of potential dilutive shares. For this reason diluted earnings per share for continuing and discontinued operations and net (loss) income are the same as basic (loss) earnings per share.

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

Overview

We are a biotechnology company that had been dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. We receive royalty revenues from licensing arrangements with other companies related to sales of products developed using our proprietary Customized PEGylation Linker Technology (Customized Linker Technology®). We receive royalties on seven marketed products that utilize our proprietary PEGylation platform, namely PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar and Adagen. The primary source of our royalty revenue is PegIntron, which is marketed by Merck.

In December 2012, we announced that our Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of our company and that our Board of Directors established a special committee to oversee our sale review process. In connection with our sale review process, we have substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. Our sale review process entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K. There can be no assurance that our sale review process will result in any transaction.

Prior to the substantial suspension of our clinical development activities, we (i) maintained drug development programs utilizing two platforms – Customized PEGylation Linker Technology (Customized Linker Technology®) and third-generation messenger ribonucleic acid (mRNA) antagonists utilizing the Locked Nucleic Acid (LNA) technology, (ii) had three compounds in human clinical development, a PEGylated version of the active metabolite of the cancer drug irinotecan, PEG-SN38, and mRNA antagonists targeting Hypoxia-Inducible Factor-1α (HIF-1α) and the Androgen Receptor (AR), and (iii) had novel mRNA antagonist targets in various stages of preclinical research.

Prior to January 29, 2010, we were a biopharmaceutical company involved in the development, manufacture, and commercialization of medicines for patients with cancer and other life-threatening conditions and had operated in three business segments comprised of a products segment, royalties segment, and a contract manufacturing segment. On January 29, 2010, we consummated the sale of our former specialty pharmaceutical business comprised principally of our former products and the contract manufacturing segments. For financial reporting purposes, beginning in 2010, the operations and cash flows of our former products and contract manufacturing segments were eliminated from our continuing operations and classified as discontinued operations.

The sale of our former specialty pharmaceutical business also involved the sale of certain in-process research and development associated with the divested products, which resulted in the potential receipt of certain contingent milestone payments, the potential receipt of certain royalties, and our provision of various transitional services to the purchaser.

Results of Continuing Operations (in millions of dollars):

	Year Ended December 31,
	2012	2011	2010
Revenues:
Royalties	$41.5	$40.9	$44.9
Sale of in-process research and development	-	5.0	40.9
Contract research and development	.1	1.5	9.3
Miscellaneous income	1.0	0.7	2.8
Total revenues	42.6	48.1	97.9
Operating expenses:
Research and development - pipeline	20.9	40.2	49.9
Research and development - specialty and contracted services	.1	1.0	7.2
General and administrative	14.5	17.3	25.4
General and administrative - contracted services	-	0.1	2.0
Impairment of property and equipment	11.3	-	-
Restructuring charges	(.2)	6.0	14.0
Operating loss	(4.0)	(16.5)	(0.6)
Other expense, net	(2.9)	(4.1)	(2.5)
Income tax (expense) benefit	4.1	(0.2)	0.3
Loss from continuing operations	$(2.8)	$(20.8)	$(2.8)

Overview

The sale of our former specialty pharmaceutical business in January 2010 had numerous effects on our financial results and makes year-to-year comparisons and inferences regarding future trends difficult. Even after reclassifying the majority of revenues and expenses of the divested business as discontinued operations, several large and unique items remain that are reported as part of continuing operations but that are not expected to be recurring events:

•	The sale of in-process research and development for $40.9 million in 2010 and the related $5.0 million milestone payment received in 2011 were part of the total sale of our former specialty pharmaceutical business but are reported as part of continuing operations because we had operated as a research and development organization.
•	Revenues from a transition services agreement entered into with the purchaser of our former specialty pharmaceutical business totaling $11.8 million in 2010 (contract research and development and the majority of miscellaneous income) diminished significantly in 2011 and 2012.
•	Operating expenses for research and development contracted services in 2010 largely represented the expenses incurred ($5.5 million) in support of the transition services revenues mentioned above and also diminished significantly in 2011 and 2012 to approximately $1.0 million and $0.1 million, respectively. Also in this caption are the expenses incurred by us prior to the sale of our former specialty pharmaceutical business in support of the products we owned at that time ($1.7 million in 2010).

In 2012, there was a reduction in our restructuring charge of $0.2 million. After taking the aforementioned items and the restructuring charges of $6.0 million and $14.0 million in 2011 and 2010, respectively, into account, visibility of the underlying trends we have experienced in royalty revenues, research and development spending and general and administrative expenses is enhanced. These and other elements of our statements of operations are discussed more fully in the below sections.

Royalty Revenues (in millions of dollars):

	Year Ended December 31,
		%		%
	2012	Change	2011	Change	2010

Royalty revenue	$41.5	1	$40.9	(9)	$44.9

The majority of royalty revenue relates to sales of PegIntron, a PEG-enhanced version of the alpha-interferon product, INTRON A, marketed by Merck, for the treatment of chronic hepatitis C. The following table summarizes our PegIntron royalties earned:

PegIntron royalties from (in millions of dollars):

	Year Ended December 31,
		%		%
	2012	Change	2011	Change	2010

U.S. sales	$7.1	34	$5.3	8	$4.9
Foreign sales – Europe	$10.9	(2)	$11.1	(14)	$12.9
Foreign sales – Japan	$8.4	(24)	$11.0	(9)	$12.1
Foreign sales – Other	$12.1	9	$11.1	(10)	$12.4
Total	$38.5		$38.5		$42.3

Other royalty revenues and certain licensing revenues relate to the application of our technology to third-party products including those under a cross-license agreement with Nektar Therapeutics, Inc. (Nektar) under which we receive a share of the royalties and licensing income received by Nektar. There are currently three third-party products for which Nektar has granted sublicenses to our PEGylation technology and for which we are participating in royalty and licensing income revenues: UCB’s CIMZIA for the treatment of Crohn’s disease and rheumatoid arthritis in the European Union, OSI and Pfizer’s Macugen for the treatment of neovascular (wet) age-related macular degeneration, and Takeda and Affymax’s OMONTYS for the treatment of anemia due to chronic kidney disease (CKD) in adult patients on dialysis. We are also entitled to royalties from the purchaser of our former specialty pharmaceutical business of 5 to 10 percent on incremental net sales above a 2009 baseline amount through 2014 from the four marketed products we sold to them.

Royalty revenue increased approximately 1 percent in 2012 compared to 2011. This was driven almost entirely by a 65% increase in royalties on CIMZIA compared to 2011. Royalties on PegIntron in 2012 were flat versus 2011. MACUGEN royalties in 2012 declined 28.7% compared to 2011. Royalty revenue for OMONTYS in the amount of $0.3 million was recorded for the first time in 2012. On February 23, 2013, Affymax and Takeda announced a nationwide-voluntary recall of all lots of OMONTYS (peginesatide) injection as a result of new postmarketing reports regarding serious hypersensitivity reactions, including anaphylaxis, which can be life-threatening or fatal. This recall will negatively affect our future royalty revenues from OMONTYS.

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

Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. We derive almost all of our royalties from sales of PegIntron, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron is first approved for commercial marketing in such country. Currently, expirations of our right to receive royalties are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan.

Other factors potentially affecting our royalty revenues include new or increased competition from products that may compete with the products for which we receive royalties, the effectiveness of marketing by our licensees, and new uses and geographies for PegIntron, CIMZIA, Macugen, and OMONTYS. Our rights to receive royalties on CIMZIA, Macugen, and OMONTYS will terminate in 2014. After the expiration of the patents and royalties, we are entitled to immunity fees on a country-by-country and product-by-product basis for up to twelve years from the date of first sale of these drugs.

Sale of In-Process Research and Development

When we sold our former specialty pharmaceutical business, we had retained our research and development organization. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of our former specialty pharmaceutical business. No revenue was recognized in 2012. The in-process research and development related to Oncaspar and Adagen was sold to the purchaser of our former specialty pharmaceutical business and, in connection with the sale, $40.9 million was recognized as revenue in the first quarter of 2010. During the first quarter of 2011, we earned and recognized an additional $5.0 million milestone payment related to divested in-process research and development. The selling price of the in-process research and development represented management’s best estimate of its standalone fair value based on the stage of development and future milestone payment consideration. All necessary technology and know-how were transferred to the purchaser at the time of the sale and the purchaser could resell the in-process research and development asset. At the time of the sale, the activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could have been performed by the purchaser or others.

Contract Research and Development Revenue

Pursuant to a transition services agreement entered into at the time of the sale of our former specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our ongoing involvement in the research and development related to the divested products. We are being compensated for this work at actual cost plus a mark-up per the terms of the transition services agreement. Revenue was generated from these services in the amount of $0.1 million, $1.5 million, and $9.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2011 and 2012. The transition services agreement was terminated by the purchaser on September 30, 2012.

Miscellaneous Income

Miscellaneous income includes rental receipts totaling approximately $0.6 million and $0.6 million in 2012 and 2011, respectively, in connection with the sublease of unused manufacturing and excess office facilities for which we have ongoing lease commitments. The underlying rental expense is reflected in general and administrative expense. In addition, during the second quarter of 2012, we received a non-refundable, non-creditable upfront payment of $0.2 million related to the licensing of PEG-SN38 as part of the Collaboration Agreement with Hisun. Also, as part of the transition services agreement referred to above, we were compensated for various general and administrative services provided to the purchaser of our former specialty pharmaceutical business. The compensation for this work includes reimbursement of costs incurred plus a mark-up defined in the agreement. Approximately $0.1 million and $0.1 million have been earned for the services in each of the years ended December 31, 2012 and 2011, respectively. The expenses incurred in relation to these services are reported as general and administrative – contracted services. Our involvement in the transitioning of general and administrative activities was essentially concluded during 2011.

Research and Development Expenses – Pipeline (in millions of dollars):

	Year Ended December 31,
		%		%
	2012	Change	2011	Change	2010

Research and development expenses	$20.9	(48)	$40.2	(19)	$49.9

The following table summarizes our major pipeline research and development projects, the costs incurred for the years ended December 31, 2012, 2011 and 2010 and the latest phases of development (millions of dollars):

	For the Years Ended December 31,
Category	2012	2011	2010	Latest Phase of Development
PEG-SN38	$4.4	$15.0	$18.7	Phase I and Phase II
HIF - 1a antagonist	0.6	2.6	3.4	Phase I
Survivin antagonist	0.3	1.0	1.7	Phase I, Returned to Santaris
Androgen Receptor antagonist	4.8	4.8	11.4	Phase I
Depreciation (1)	3.1	3.4	-
Additional LNA targets	0.2	0.9	12.1	Pre-clinical
PEGylation technology (2)	1.9	-	2.3	Pre-clinical
Other R&D costs - pipeline	5.6	12.5	0.3
Total R&D - pipeline	$20.9	$40.2	$49.9

(1)	In 2010, depreciation was allocated by project , but thereafter it was not.
(2)	In 2012 and 2010, expenses for PEGylation technology were allocated separately, while 2011 they were included in other R&D costs.

Research and development expenses consist primarily of contractor fees principally related to clinical projects; costs related to research and development collaborations or licenses; drug supplies for preclinical and clinical activities; salaries, stock-based compensation and benefits; other research supplies and facilities charges. Program costs are those research and development costs which are directly related to specific programs that are tracked and managed at the individual program level. Other research and development costs are those costs incurred related to the Company’s on-going research and development activities, such as some personnel and facilities-related expenses, which are not allocated to specific programs given their general nature.

For the year ended December 31, 2012, research and development expenses decreased 48 percent to $20.9 million. We invested in the following programs during 2012:

•	PEG-SN38 – Spending on PEG-SN38 decreased in 2012 as clinical activity decreased. Spending on PEG-SN38 increased in 2011 as clinical activity increased in the Phase II metastatic colorectal cancer study, the Phase II metastatic breast cancer study, and the Phase I pediatric study. Enrollment stopped in 2012 in the Phase I pediatric study, and stopped in the two Phase II studies in 2011.

Additionally, a Phase I study of PEG-SN38 and bevacizumab at the National Cancer Institute, Bethesda, MD, in patients who failed multiple prior chemotherapy regimens continued to enroll patients in 2012 under an IND held by the National Cancer Institute.

•	HIF-1α antagonist – Spending on the HIF-1α antagonist program decreased in 2012 versus 2011. Spending for 2012 was substantially lower than 2011 due to having completed enrollment in the two Phase I studies. A pilot study in patients with cancer in the liver remains open at the National Cancer Institute under an IND held by the National Cancer Institute.

•	Survivin antagonist – Spending on the Survivin mRNA antagonist program decreased in 2012 versus 2011due to having completed enrollment in the Phase I study. In late 2012, Enzon returned this project to Santaris.

•	Androgen Receptor (AR) antagonist – Spending on the AR mRNA antagonist program remained stable in 2012 versus 2011 as the Phase I study in patients with castrate resistant prostate cancer continued to accrue patients. In December 2012, Enzon decided to suspend clinical development of this program.

•	Additional LNA targets – Under our agreement with Santaris, we have the right to develop and commercialize RNA antagonists directed against additional novel oncology gene targets selected by us which were HER3 and ß-catenin. This agreement provides that any one of the compounds licensed by us could be returned to Santaris if the findings of our preclinical or clinical work do not support our continued investment we returned three of the targets to Santaris during 2011 and one target to Santaris during 2012. In 2010, we incurred milestone payments totaling $5.0 million for the commencement of preclinical studies for three of our targets (in addition to the $2.0 million milestone payment for the AR antagonist IND referred to above). In 2012 and 2011, there were no milestone payments made to Santaris on our remaining targets.

Research and Development Expenses – Specialty and Contracted Services

Expenses associated with generating contract research and development revenue amounted to $0.1 million and $1.0 million in 2012 and 2011, respectively. Also included in the 2010 line caption are the $1.6 million of costs for the period from January 1 through January 29, 2010 incurred in our research and development activities related to the marketed products we previously owned. This work was directed largely towards development of new formulations of Oncaspar and Adagen.

General and Administrative Expenses (in millions of dollars):

	Year Ended December 31,
		%		%
	2012	Change	2011	Change	2010

General and administrative expenses	$14.5	(17)	$17.3	(32)	$25.4

General and administrative expenses consist primarily of salaries and benefits for support functions; outside professional services for accounting, audit, tax, legal, and financing activities; depreciation; patent filing fees and facilities costs.

For the year ended December 31, 2012, general and administrative expenses were $14.5 million, down 17 percent from the prior year. The decline in 2012 from 2011 was largely the result of a continued restructuring program. Others factors included a reduction in force and lower contractor services, insurance, rent, stock compensation expense, depreciation, and auditing/accounting fees. In addition, during the second quarter of 2012, we recognized $0.8 million for severance payments and benefits related to the departure of our former Principal Executive Officer, Chief Operating Officer, Executive Vice President and Chief Financial Officer that were payable under the terms of her Severance and Release Agreement.

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

General and Administrative Expenses – Contracted Services

As part of the transition services agreement with the purchaser of our former specialty pharmaceutical business, we provided certain general, administrative, financial, legal, human resource and information technology services for a period of up to one year. We were compensated for these services based upon costs incurred plus a mark-up defined in the transition services agreement. During the years ended December 31, 2012, 2011, and 2010 expenses associated with generating this revenue were approximately $0.0 million, $0.1 million, and $2.0 million, respectively. This administrative support activity effectively concluded during 2011.

Impairment of Property and Equipment

We continually evaluate property and equipment, including leasehold improvements, to determine whether events or changes in circumstances have occurred that may warrant revision of the estimated useful life or whether the remaining balance should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in assessing whether an asset has been impaired. We measure impairment losses based upon the amount by which the carrying amount of the asset exceeds the fair value. See Note 2 of the Notes to Consolidated Financial Statements for information about our fair value of property and equipment. For the year ended December 31, 2012, we recorded $11.3 million of non-cash impairment charges related to our property and equipment to reduce the carrying value of these assets to fair market value. These charges mostly relate to leasehold improvements representing the Company’s process development laboratory and related equipment and were considered necessary in view of the Company’s announcement of plans to suspend all clinical development activities.

Restructuring

In December 2012, we made an announcement that contemplated a reduction in our workforce of approximately 15-20 employees. We expect that we will incur approximately $1.4 million in charges in 2013 related to this reduction in force, all of which would result in cash expenditures for one-time employee termination benefits and associated costs. These changes are not reflected in our consolidated financial statements for the fiscal year ended December 31,2012, included in this Annual Report on Form 10-K .

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

We incurred the following costs in connection with our restructuring programs during the years ended December 31, 2012, 2011 and 2010 (in thousands of dollars):

	Year Ended December 31,
	2012	2011	2010
Employee separation benefits:
Fourth-quarter 2011	$(19)	$1,485	$-
Third-quarter 2011	(200)	2,835	-
Second-quarter 2011	-	734	-
Fourth-quarter 2010	(20)	(72)	2,974
First-quarter 2010	-	(60)	9,736
	(239)	4,922	12,710
Other restructuring costs:	62	1,103	1,316
Total restructuring charges	$(177)	$6,025	$14,026

During 2012, a reversal of previously recognized expense of $0.2 million was recognized due to changes in estimates of employee separation costs previously recorded.

During the fourth quarter of 2011, we recorded total restructuring charges in the amount of $1.4 million, of which $1.1 million related to the departure of our former Chief Operating Officer and Principal Executive Officer, Ralph del Campo, for severance payments and benefits payable under the terms of his severance agreement then in effect. Additionally, there were several research and development positions identified for elimination resulting in a charge of approximately $0.3 million for separation benefits. Future cash payments related to restructuring activities are estimated to be approximately $0.8 million in 2013.

During the third quarter of 2011, the Company incurred restructuring charges of $2.9 million for employee separation benefits as a result of a 48% reduction in force and $0.7 million for lease termination costs associated with the first and third floors of the Company’s former Bridgewater, New Jersey headquarters facility. During the second quarter of 2011, the Company recorded a restructuring charge of $0.7 million related to the departure of the Company’s Executive Vice President, Human Resources and Administration pursuant to the terms of the Severance and Release Agreement. During the first quarter of 2011, the Company incurred restructuring charges of $0.4 million related to lease termination costs for the former Bridgewater, New Jersey headquarters facility.

During the third quarter of 2011, we announced a plan to reduce our workforce and operating costs to more closely align our resources and capital with our then on-going research and development activities. This reduction in force reduced the number of employees by approximately 48 percent. Separation payments were made for up to a year following the respective separations. In connection with this restructuring, we recorded a charge of approximately $2.9 million for separation benefits. Also during the third quarter of 2011, we recorded a restructuring charge in the amount of $0.7 million to terminate an operating lease related to the third and first floors of our former Bridgewater, New Jersey headquarters facility.

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

The fourth-quarter 2010 restructuring program was part of our continued efforts to streamline corporate administrative operations and affected approximately 33 employees. The majority of the terminations occurred during the first quarter of 2011, and separation payments were made for up to a year following the respective separations. In connection with this restructuring, the Company recorded a charge of approximately $3.0 million for separation benefits.

During the second quarter of 2010, we wrote off certain leasehold improvements and furnishings located at our former headquarters facility in Bridgewater, New Jersey that were determined to be excess and without future value as a result of the termination and relocation of several employees. The noncash charge related to this write off was approximately $0.9 million. During the third quarter of 2010, we entered into a sublease for a portion of our excess corporate facilities. These facilities became unused as a result of the reductions in workforce stemming from earlier restructuring efforts. The charge of approximately $0.4 million represents the excess of our contractual lease commitment over the amount of cash to be received from the subtenant over the life of the sublease arrangement

During the first quarter of 2010, we recorded restructuring charges of $9.7 million, of which $6.1 million was for separation benefits resulting from a workforce reduction involving 64 employees. These actions related primarily to the sale of our former specialty pharmaceutical business, including several employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods during which they assisted with an orderly transfer of activities and information to the purchaser. We also reassessed our staffing requirements subsequent to the sale of our former specialty pharmaceutical business in light of the lessened demands on many of our general and administrative functions. Additionally, our former President and Chief Executive Officer resigned from the Company effective February

22, 2010, resulting in $3.6 million of expenses for severance payments and benefits that were payable per the terms of the individual’s employment agreement.

Other Income (Expense) (in millions of dollars):

	Year Ended December 31,
		%		%
	2012	Change	2011	Change	2010
Other income (expense):
Investment income, net	$2.6	53	$1.7	(51)	$3.5
Interest expense	(5.3)	(10)	(5.9)	(6)	(6.3)
Other-than-temporary investment impairment loss	-	n.m.	-	n.m.	(0.9)
Other, net	(0.2)	(300)	0.1	(92)	1.2
Total other income (expense)	$(2.9)	(29)	$(4.1)	64	$(2.5)

n.m. – not meaningful

Net other expense for the three years ended December 31, 2012, 2011 and 2010 was $2.9 million, $4.1 million, and $2.5 million, respectively. The repurchase and conversion of a portion of our 4% convertible notes during the three-year period affected the year-to-year comparisons in a number of ways (See Liquidity and Capital Resources below). Also, in 2010, two significant items that tended to offset one another were the recognition of an impairment in an investment holding and recognition of an award of a government grant. Further discussion of each of the individual items follows.

Net investment income in 2012 was $2.6 million, which represents an increase of 53% versus net investment income in 2011. During 2012, we sold long-term marketable securities in our portfolio and realized $0.9 million of gains. Net investment income in 2011 was $1.7 million, which represents a decline of 51% versus $3.5 million in net investment income earned in 2010. For the first three quarters of 2011 and for all of 2010, as debt securities matured in our portfolio the proceeds were held in money market funds as opposed to being reinvested in additional debt securities. The maturing higher-yielding securities were purchased several years earlier when prevailing interest rates were higher for all classes of debt holdings. As they matured, the proceeds were reinvested in lower-yielding money market funds in a historically low interest rate environment. During the fourth quarter of 2011, we resumed investing excess cash in a portfolio of marketable debt securities, although at much lower rates than the previous portfolio was earning.

Interest expense includes amortization of deferred debt issuance cost and when debt is repurchased, the write-off of deferred debt issuance costs. Interest expense has continued to decline over the three-year period through 2012, from $6.3 million in 2010 to $5.9 million in 2011 to $5.3 million in 2012, due primarily to the conversion in the first quarter of 2010 of $115.6 million principal amount of our 4% convertible notes into shares of our common stock in connection with the sale of our former specialty pharmaceutical business. In the fourth quarter of 2011, we retired $5.0 million in principal amount of our 4% convertible notes at par. The write-off of deferred debt issuance costs was approximately $62,000 and $30,000 for the years ended December 31, 2012 and 2011, respectively. In 2012, the loss on early retirement of notes payable was $212,000. In 2012, we retired $13.6 million in principal amount of our outstanding 4% convertible notes, $3.7 million of which was retired in the first quarter of 2012 and $9.9 million of which was retired in the second quarter of 2012.

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

Other income in 2012 and 2011 was not material to our results of operations. Other income in 2010 is primarily the receipt of a $1.2 million federal government grant for qualifying therapeutic discovery investments made by us in 2009 and 2010.

 Discontinued Operations

The cash proceeds received from the sale of our former specialty pharmaceutical business, including a second-quarter 2010 working capital adjustment, amounted to approximately $308.0 million. Of this amount, $40.9 million was allocated to the sale of in-process research and development and included in continuing operations. The net proceeds then attributable to discontinued operations yielded a gain of $176.4 million. The results of operations of our former specialty pharmaceutical business for the period in January 2010 preceding the sale amounted to income of $3.6 million comprising the remainder of the $180.0 reported in 2010 as income and gain from discontinued operations. Although the sale was a taxable event, no tax liability arose due to the basis we had in the underlying assets and the 2010 net operating loss.

Under the terms of the asset purchase agreement, we also were entitled to receive up to an additional $27.0 million in milestone payments if certain conditions are met. Of this amount, we earned and received a $5.0 million milestone payment in the first quarter of 2011, and another $5.0 million is no longer considered likely to be received. There can be no assurance that we will receive any of the remaining $17.0 million in milestone payments. In addition, we may receive royalties of 5 to 10 percent on incremental net sales above a 2009 baseline amount of our former four marketed specialty pharmaceutical products through 2014. Revenue from these milestones and/or royalties is reflected as part of our continuing operations.

Income Taxes

Income tax expense in 2012 was primarily comprised of a state income tax benefit of $4.2 million related to the sale of New Jersey net operating losses and research and development credits. No federal income tax expense, other than $30,000 in alternative minimum tax, was incurred in relation to normal operating results due to the utilization of net operating losses to offset taxes that would otherwise accrue to operating income.

Income tax expense in 2011 was primarily comprised of foreign withholding taxes on repatriated funds.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities totaled $196.7 million as of December 31, 2012 and $323.3 million as of December 31, 2011. The decrease of $126.6 million was primarily attributable to $87.3 million used to pay the December 2012 special cash dividend, $31.9 million, inclusive of transaction costs, used to repurchase shares of common stock during 2012 and $13.9 million used to retire $13.6 million in principal amount of our outstanding 4% convertible notes during 2012.

Cash provided by (used in) operating activities of our continuing operations represents income (loss) from continuing operations as adjusted for certain non-cash items including depreciation, amortization, impairment and stock based compensation expense and the effect of changes in operating assets and liabilities. Cash provided by operating activities of our continuing operations during 2012 was $8.4 million, as compared to cash used in operating activities of $12.7 million in 2011. The increase was due to reduction of loss from continuing operations from $20.8 million in 2011 to $2.8 million in 2012 and increase in net charges related to non-cash items from $10.4 million in 2011 to $20.5 million in 2012, partially offset by changes in operating assets and liabilities.

Cash provided by investing activities amounted to $97.5 million in 2012 as compared to cash used in investing activities in 2011 which amounted to $159.2 million. We sold marketable debt securities in 2012 with a view toward shortening the duration of our portfolio, whereas we used cash proceeds generated from the sale of our former specialty pharmaceutical business in 2010 to purchase marketable debt securities in 2011.

Cash used in financing activities in 2012 amounted to $133.0 million with the most significant uses being the use of $87.3 million to pay the special cash dividend in December 2012 and the repurchase of our outstanding common stock which amounted to $31.7 million representing 4.7 million shares repurchased. The purchases were made pursuant to a $200.0 million share repurchase plan announced in December 2010 and, prior to that, a $50.0 million share repurchase plan announced in December 2009 and completed in the fourth quarter of 2010. During the third quarter of 2011, we decided to suspend the current $200.0 million share repurchase program. During the first quarter of 2012, we announced our intention to resume repurchasing shares of outstanding common stock under this program. During 2012, we retired $13.6 million in principal amount of our outstanding 4% convertible notes at a price above par. In light of our sale review process, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program.

As of December 31, 2012, the principal amount of our 4% convertible notes outstanding was $115.8 million. After giving effect to a required adjustment to the conversion price of our 4% convertible notes resulting from the December 2012 special cash dividend, our 4% convertible notes are currently convertible at the option of the holder into shares of our common stock at a conversion price of $6.76 per share. At December 31, 2012, the potential dilutive effect of conversion of the 4% convertible notes was 17.1 million shares using the conversion price of $6.76 per share or 147.8211 shares per $1,000 principal amount of notes.

Our current sources of liquidity are (i) our cash, (ii) our cash equivalents, (iii) our marketable securities, (iv) interest earned on our cash, cash equivalents and marketable securities and (v) royalties (primarily royalties related to sales of PegIntron). In January 2011, we earned and received a $5.0 million milestone payment in connection with the sale of our former specialty pharmaceutical business. No further milestone payments related to the sale of our former specialty pharmaceutical business are expected in 2013, and there can be no assurance that any of these milestone payments will be received in the future.

Based upon, our current sources of liquidity, we anticipate our cash, cash equivalents and marketable securities will be sufficient to meet our capital and operational requirements for the near future.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2012, we were not involved in any off-balance sheet special purpose entity transactions.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents our contractual cash obligations as of December 31, 2012 (in millions):

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 years
Notes payable due June 1, 2013	$115.8	$115.8	$-	$-	$-
Operating lease obligations (1)	6.4	.8	1.4	1.4	2.8
Interest due on notes payable	1.9	1.9	-	-	-
Totals	$124.1	$118.5	$1.4	$1.4	$2.8

(1) Does not include lease revenues to be received pursuant to certain subleased facilities.

As of December 31, 2012, we had $115.8 million of 4% convertible senior unsecured notes outstanding. These notes mature on June 1, 2013 unless earlier redeemed, repurchased or converted. The 4% convertible notes rank equal to all future senior unsecured debt. If the closing price of our common stock for at least 20 trading days in the 30 consecutive trading day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, we, at our option, may redeem the 4% convertible notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% convertible notes to be redeemed, plus accrued interest, if any, to the redemption date.

We currently lease a facility in New Jersey. As of December 31, 2012, we had two leased facilities in New Jersey. Future minimum lease payments and commitments for operating leases totaled $6.4 million at December 31, 2012. The lease for our former Bridgewater, New Jersey facility, which had been subleased to a third party, expired on January 31, 2013. The lease for our former South Plainfield, New Jersey facility, which had been subleased to a third party, expired on October 31, 2012. Our only remaining lease is for our Piscataway, New Jersey facility, which is currently scheduled to expire on July 31, 2021.

In July 2006, we entered into a license and collaboration agreement with Santaris pursuant to which we obtained exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-lα, Survivin and AR gene targets, as well as RNA antagonists directed against six additional gene targets selected by us. This agreement provides for up to an additional $115 million in milestone payments from us upon the successful completion of certain compound synthesis and selection, clinical development and regulatory milestones. Santaris also is eligible to receive royalties from any future product sales of products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the collaboration in Europe. This agreement provides that any one of the compounds licensed by us from Santaris could be returned to Santaris if the findings of our preclinical or clinical work do not support our continued investment. We returned three of the targets to Santaris during 2011 and one target to Santaris during 2012.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of December 31, 2012 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Revenues

Royalties under our license agreements with third-parties and pursuant to the sale of our former specialty pharmaceutical business are recognized when reasonably determinable and earned through the sale of the product by the third-party and collection is reasonably assured. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees in the quarter subsequent to the period in which the sales occur.

Contingent payments due under the asset purchase agreement related to the sale of our former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured. Such payments are non-refundable, and no further effort is required on the part of the Company or the other party to complete the earning process. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

The sale of our former specialty pharmaceutical business involved the application of guidance regarding multiple deliverables in separating the revenues associated with the sale of in-process research and development from the other elements of the transaction, namely the assets sold as part of discontinued operations and our continuing involvement in contract research activities. We determined that the in-process research and development had value to the buyer of our former specialty pharmaceutical business on a stand-alone basis and that there was objective and reliable evidence available to support the allocation of the total purchase price to the respective units of accounting.

Property and Equipment

Property and equipment are stated at cost (reduced for any impairment charges), net of accumulated depreciation. Depreciation of fixed assets is provided by the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease or the life of the asset, whichever is shorter. The costs of repairs and maintenance are charged to operations as incurred while significant improvements are capitalized.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a property and equipment or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that property and equipment or asset group to its carrying amount. If the carrying amount of the property and equipment or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Research and Development Expenses

We accrue expenses for the cost of work performed by contract research organizations, contract manufacturing organizations and others based upon the estimated amount of the total effort completed on each order, study or project using factors such as the number of lots produced, the number of patients enrolled, the number of active clinical sites and the duration for which the patients are enrolled in the study. We base the estimates on the information available at the time. Additional information may become available at a later date that would enable us to develop a more accurate estimate. Such changes in estimate are generally recognized in the period when the information is first known.

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2012, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

Stock-Based Compensation

Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned. The impact that stock-based compensation awards will have on our results of operations is a function of the number of shares awarded, vesting and the trading price and fair value of our stock at the date of grant or modification. Fair value of stock-based compensation is determined using the Black-Scholes valuation model, which employs weighted-average assumptions for the expected volatility of our stock, the expected term until exercise of the options, the risk-free interest rate, and dividends, if any. Expected volatility is based on our historical stock price information.

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

The table below presents the amortized cost, fair value and related weighted average interest rates by year of maturity for our available-for-sale securities, as of December 31, 2012 (in thousands):

	Amortized Cost
	2013	2014	2015	Thereafter	Total	Fair Value
Fixed Rate	$125,961	-	-	$-	$125,961	$126,043
Weighted Average Rate	2.62%	-	-	-
					$125,961	$126,043

Our 4% convertible senior unsecured notes in the principal amount of $115.8 million at December 31, 2012 are due June 1, 2013 and have a fair value of $117.1 million at December 31, 2012. Our 4% convertible notes have a fixed interest rate. The fair value of our 4% convertible notes is affected by changes in market rates of interest and the price of our common stock.

Item 8.     Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-34 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. During the evaluation of disclosure controls and procedures as of December 31, 2012 conducted during the preparation of the consolidated financial statements, a material weakness in internal control over financial reporting related to non-routine, complex technical accounting matters, specifically impairment analysis of property and equipment was identified. As a result of this material weakness, described more fully below, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were ineffective.

(b)	Changes in Internal Control Over Financial Reporting

In December 2012, Enzon announced its plans to suspend clinical development activities and to possibly dispose of assets or sell the company. In connection with its plans, the Company expected to reduce its workforce by as much as 45%. The Company experienced a reduction of two staff members within the finance organization relating to voluntary and involuntary terminations in the beginning of first quarter of 2013, which has impacted the internal control over financial reporting process as individual responsibilities were re-assigned to address financial reporting needs.

(c)	Management’s Report on Internal Control over Financial Reporting

It is the responsibility of the management of Enzon Pharmaceuticals, Inc. and subsidiaries to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Enzon; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Enzon are being made only in accordance with authorizations of management and directors of Enzon; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of Enzon’s assets that could have a material effect on the consolidated financial statements of Enzon.

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2012 our internal control over financial reporting was not effective based on those criteria because of the existence of the material weakness described below.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with management’s assessment of internal control over financial reporting, we have identified the following deficiency in our internal control over financial reporting that we deemed to be a material weakness.

The Company’s control requiring management review of the accounting for non-routine, complex technical accounting matters, to ensure proper application of generally accepted accounting principles was not operating effectively. As a result of the internal control deficiency, the Company failed to properly assess whether an impairment of property and equipment had occurred for the year ended December 31, 2012. This deficiency resulted in a material misstatement to property and equipment in the preliminary consolidated financial statements, which was corrected by management prior to the issuance of the consolidated financial statements.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on the effectiveness of internal control over financial reporting as of December 31, 2012, which is included herein.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

(e)	Management’s Remediation Initiatives

In light of the material weakness described above, we have taken steps to remediate our review process related to accounting for non-routine complex technical accounting matters. Management, with the input and oversight of the Audit Committee, implemented the following steps in March 2013: (i) enhancement of our controls related to the preparation of accounting position papers documenting our analysis and conclusions for all complex technical accounting matters and (ii) where appropriate, seeking the advice of qualified outside consultants on the application of U.S. GAAP for such matters.

/s/ George W. Hebard III	/s/ Timothy G. Daly
George W. Hebard III	Timothy G. Daly
Interim Principal Executive Officer and	Vice President, Controller and
Interim Chief Operating Officer	Chief Accounting Officer
(Principal Executive Officer)	(Principal Financial Officer and
Principal Accounting Officer)

March 18, 2013	March 18, 2013

(f)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzon Pharmaceuticals, Inc.:

We have audited Enzon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enzon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to management’s review of accounting for non-routine, complex technical accounting matters has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzon Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 18, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Enzon Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2012, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 18, 2013

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2013 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2012, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2013 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2012, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2013 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2012, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2013 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2012, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2013 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2012, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 13.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit			Reference
Number		Description	No.
2.	1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(18)
3.	1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.	2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	+
4.	1	Indenture, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(3)
4.	2	First Supplemental Indenture, dated August 25, 2008, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(4)
10.	1	Lease - 300-C Corporate Court, South Plainfield, New Jersey	(5)
10.	2	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(6)
10.	3	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(7)
10.	4	Lease 300A-B Corporate Court, South Plainfield, New Jersey	(8)
10.	5	Modification of Lease Dated May 14, 2003 – 300- C Corporate Court, South Plainfield, New Jersey	(9)
10.	6	Lease – 685 Route 202/206, Bridgewater, New Jersey	(10)
10.	7	First Amendment of Lease - 685 Route 202/206, Bridgewater, New Jersey	(11)
10.	8	Second Amendment to Lease - 685 Route 202/206, Bridgewater, New Jersey	(11)
10.	9	Third Amendment to Lease - 685 Route 202/206, Bridgewater, New Jersey	(11)
10.	10	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)

10.	11	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(12)
10.	12	2011 Outside Director Compensation Plan**	+
10.	13	2013 Outside Director Compensation Plan**	+
10.	14	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(14)
10.	15	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(14)
10.	16	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(15)
10.	17	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(13)
10.	18	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(13)
10.	19	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(13)
10.	20	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(17)
10.	21	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(17)
10.	22	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(17)
10.	23	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(17)
10.	24	2011 Stock Option and Incentive Plan**	(19)
10.	25	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(19)
10.	26	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(19)
10.	27	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(19)
10.	28	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(19)
10.	29	2007 Employee Stock Purchase Plan	(16)
10.	30	Offer Letter of Employment, dated May 26, 2011, by and between Enzon Pharmaceuticals, Inc. and Ana I. Stancic**	(20)
10.	31	Amended and Restated General Severance Agreement dated as of November 22, 2011, by and between Enzon Pharmaceuticals, Inc. and Ana I. Stancic**	(21)
10.	32	Offer Letter of Employment, dated November 23, 2011, by and between Enzon Pharmaceuticals, Inc. and Timothy G. Daly**	(22)
10.	33	General Severance Agreement dated as of February 12, 2013, by and between Timothy G. Daly and Enzon Pharmaceuticals, Inc.	(24)
10.	34	Severance Agreement and Release of Claims, dated February 28, 2013, by and between Aby Buchbinder and Enzon Pharmaceuticals, Inc.	(25)
10.	35	License and Collaboration Agreement dated July 26, 2006 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
10.	36	Amendment No.1 to License and Collaboration Agreement, dated June 13, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
10.	37	Amendment No. 2 to License and Collaboration Agreement, dated June 25, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
10.	38	Amendment No. 3 to License and Collaboration Agreement, dated December 21, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
10.	39	Amendment No. 4 to License and Collaboration Agreement, dated July 8, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
12.	1	Computation of Ratio of Earnings to Fixed Charges	+
21.	1	Subsidiaries of Registrant	+
23.	1	Consent of Independent Registered Public Accounting Firm	+

31.	1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.	2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.	1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.	2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
101		The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Filed herewith

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed May 19, 2006

(3)	Current Report on Form 8-K filed May 25, 2006

(4)	Current Report on Form 8-K filed August 25, 2008

(5)	Registration Statement on Form S-18 (File No. 2-88240-NY)

(6)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 filed May 12, 1995

(7)	Transition Report on Form 10-K for the six months ended December 31, 2005.

(8)	Annual Report on Form 10-K for the fiscal year ended June 30, 1993

(9)	Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed on September 29, 2003

(10)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002

(11)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed November 2, 2006

(12)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(13)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(14)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(15)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(16)	Registration Statement on Form S-8 (File No. 333-140282) filed January 29, 2007

(17)	Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009

(18)	Current Report on Form 8-K filed November 12, 2009

(19)	Registration Statement on Form S-8 (File No. 333-174099) filed May 10, 2011

(20)	Current Report on Form 8-K filed May 31, 2011

(21)	Current Report on Form 8-K filed November 23, 2011

(22)	Current Report on Form 8-K/A filed November 30, 2011

(23)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 9, 2012

(24)	Current Report on Form 8-K filed February 12, 2013

(25)	Current Report on Form 8-K filed February 28, 2013

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 18, 2013	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Dated: March 18, 2013	/s/ Timothy G. Daly
Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George W. Hebard III	Interim Principal Executive Officer,	March 18, 2013
George W. Hebard III	Interim Chief Operating Officer, and
Director
(Principal Executive Officer)

/s/ Timothy G. Daly	Vice President, Controller and	March 18, 2013
Timothy G. Daly	Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Alexander J. Denner	Chairman of the Board	March 18, 2013
Alexander J. Denner

/s/ Richard C. Mulligan	Vice Chairman of the Board	March 18, 2013
Richard C. Mulligan

/s/ Thomas F. Deuel	Director	March 18, 2013
Thomas F. Deuel

/s/ Robert LeBuhn	Director	March 18, 2013
Robert LeBuhn

/s/ Robert C. Salisbury	Director	March 18, 2013
Robert C. Salisbury

/s/ Richard A. Young	Director	March 18, 2013
Richard A. Young

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As stated in Note 1 to the consolidated financial statements, in December 2012, the Company announced that its Board of Directors has retained a financial advisor to assist in reviewing the possible sale or disposition of one or more corporate assets or a sale of the Company and established a special committee to oversee the Company’s sale review process. In connection with the sale review process, the Company has announced plans to suspend all clinical development activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzon Pharmaceuticals Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 18, 2013

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$77,348	$104,324
Marketable securities	119,391	58,188
Other current assets	1,904	2,749
Total current assets	198,643	165,261

Property and equipment, net	1,138	16,802
Marketable securities	-	160,779
Other assets	-	367
Total assets	$199,781	$343,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$776	$1,572
Accrued expenses and other current liabilities	5,688	13,692
Notes payable	115,849	-
Total current liabilities	122,313	15,264

Notes payable	-	129,499
Other liabilities	-	1,265
Total liabilities	122,313	146,028

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2012 and 2011	-	-
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 43,674,170 shares and 48,292,702 shares
at December 31, 2012 and 2011, respectively	437	483
Additional paid-in capital	224,796	341,760
Accumulated other comprehensive income	83	3
Accumulated deficit	(147,848)	(145,065)
Total stockholders’ equity	77,468	197,181
Total liabilities and stockholders’ equity	$199,781	$343,209

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Royalties	$41,504	$40,923	$44,940
Sale of in-process research and development	-	5,000	40,900
Contract research and development	126	1,431	9,273
Miscellaneous income	970	718	2,752
Total revenues	42,600	48,072	97,865

Operating expenses:
Research and development – pipeline	20,892	40,180	49,883
Research and development – specialty and contracted services	113	926	7,135
General and administrative	14,475	17,281	25,439
General and administrative – contracted services	-	115	1,957
Impairment of property and equipment	11,263	-	-
Restructuring charges	(177)	6,025	14,026
Total operating expenses	46,566	64,527	98,440

Operating loss	(3,966)	(16,455)	(575)

Other income (expense):
Investment income, net	2,578	1,735	3,465
Interest expense	(5,330)	(5,929)	(6,315)
Other-than-temporary impairment loss	-	-	(896)
Other, net	(200)	91	1,184

Loss from continuing operations before income tax (benefit) expense	(6,918)	(20,558)	(3,137)

Income tax (benefit) expense	(4,135)	205	(337)

Loss from continuing operations	(2,783)	(20,763)	(2,800)
Income and gain from discontinued operations, net of income tax	-	-	180,043
Net (loss) income	$(2,783)	$(20,763)	$177,243

Loss per common share – continuing operations
Basic and Diluted	$(0.06)	$(0.40)	$(0.05)
Earnings per common share – discontinued operations
Basic and Diluted	-	$-	$3.08
(Loss) earnings per common share – net (loss) income
Basic and Diluted	$(0.06)	$(0.40)	$3.03
Weighted average shares – basic and diluted	46,735	51,910	58,466
Special cash dividend paid per common share	$2.00	$-	$-

Other comprehensive income (loss):
Unrealized gain (loss) on securities that arose during the year*	1,037	(671)	(979)
Currency translation adjustment*	-	-	(742)
Reclassification adjustments*:
Impairment loss included in net loss	-	-	896
(Gain) on sale of securities	(957)	(240)	(589)
Total other comprehensive income (loss)	80	(911)	(1,414)
Total comprehensive income (loss)	$(2,703)	$(21,674)	$175,829

* Information has not been tax-effected due to the establishment of a full allowance against any related net deferred tax asset.

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other
	Number of	Par	Paid-in	Comprehensive	Accumulated
	Shares	Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2009	45,318	$453	$352,047	$2,328	$(301,545)	$53,283

Net income	-	-	-	-	177,243	177,243
Other comprehensive income	-	-	-	(1,414)	-	(1,414)
Conversion of notes payable	13,466	134	114,617	-	-	114,751
Exercises of stock options	4,147	41	31,710	-	-	31,751
Stock-based compensation	376	4	3,900	-	-	3,904
Issuance of stock for employee stock purchase plan	52	1	508	-	-	509
Repurchases of common stock	(4,541)	(45)	(48,125)	-	-	(48,170)
Balance, December 31, 2010	58,818	$588	$454,657	$914	$(124,302)	$331,857
Net loss					(20,763)	(20,763)
Other comprehensive income	-	-	-	(911)	-	(911)
Exercises of stock options	674	7	5,446	-	-	5,453
Stock-based compensation	191	2	1,916	-	-	1,918
Issuance of stock for employee stock purchase plan	41	-	420	-	-	420
Repurchases of common stock	(11,431)	(114)	(120,679)	-	-	(120,793)
Balance, December 31, 2011	48,293	$483	$341,760	$3	$(145,065)	$197,181

Net loss	-	-	-	-	(2,783)	(2,783)
Other comprehensive loss				80		80
Stock-based compensation	77	1	1,951	-	-	1,952
Issuance of stock for employee stock purchase plan	17	-	130	-	-	130
Repurchases of common stock	(4,713)	(47)	(31,697)	-	-	(31,744)
Common stock dividend			(87,348)			(87,348)
Balance, December 31, 2012	43,674	$437	$224,796	$83	$(147,848)	$77,468

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(2,783)	$(20,763)	$177,243
Income and gain from discontinued operations	-	-	180,043
Income (loss) from continuing operations	(2,783)	(20,763)	(2,800)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	4,263	5,336	5,811
Amortization and write-off of debt issuance costs	541	567	576
Impairment of property and equipment	11,263	-	-
Stock-based compensation and employee stock purchase plan	2,119	3,139	6,869
(Gain) loss on sale of marketable securities	(957)	(240)	(589)
Amortization of purchase premium on marketable securities	3,042	1,539	2,590
Other	265	61	-
Write-down and loss on sale of property and equipment	-	-	1,082
Other-than-temporary impairment loss on investment	-	-	896
Changes in operating assets and liabilities:
Decrease in other assets	671	3,506	644
(Decrease) increase in accounts payable	(796)	(2,620)	2,801
(Decrease) increase in accrued expenses and other liabilities	(9,176)	(3,250)	4,299
Net cash provided by (used in) operating activities of continuing operations	8,452	(12,725)	22,179
Net cash provided by operating activities of discontinued operations	-	-	436
Net cash provided by (used in) operating activities	8,452	(12,725)	22,615

Cash flows from investing activities:
Purchases of property and equipment	(23)	(630)	(1,967)
Proceeds from sale of fixed assets	9	4	-
Purchases of marketable securities	(208,267)	(263,061)	(2,834)
Proceeds from sales and maturities of marketable securities	305,838	104,448	86,306
Proceeds from sale of business, net	-	-	262,581
Net cash provided by (used in) investing activities of continuing operations	97,557	(159,239)	344,086
Net cash used in investing activities of discontinued operations	-	-	(105)
Net cash provided by (used in) investing activities	97,557	(159,239)	343,981

Cash flows from financing activities:
Common stock dividend	(87,348)	-	-
Repurchases of common stock	(31,744)	(120,793)	(48,170)
Retirement of notes payable	(13,862)	(5,000)	-
Proceeds from issuance of common stock	130	5,873	32,260
Withholding taxes – stock-based compensation	(137)	(1,155)	(3,443)
Redemptions from employee stock purchase plan, net	(24)	(167)	(153)
Net cash used in financing activities	(132,985)	(121,242)	(19,506)
Net (decrease) increase in cash and cash equivalents	(26,976)	(293,206)	347,090
Cash and cash equivalents at beginning of year	104,324	397,530	50,440
Cash and cash equivalents at end of year	$77,348	$104,324	$397,530

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) is a biotechnology company that had been dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. The Company receives royalty revenues from licensing arrangements with other companies related to sales of products developed using the Company’s proprietary Customized PEGylation Linker Technology (Customized Linker Technology®). The Company receives royalties on seven marketed products that utilize the Company’s proprietary PEGylation platform, namely PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar and Adagen. The primary source of the Company’s royalty revenue is PegIntron, which is marketed by Merck & Co., Inc. (“Merck”).

In December 2012, the Company announced that its Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of the Company and that the Company’s Board of Directors established a special committee to oversee the Company’s sale review process. In connection with Company’s sale review process, the Company has announced plans to suspend all clinical development activities. The Company’s sale review process entails numerous significant risks and uncertainties. There can be no assurance that the Company’s sale review process will result in any transaction.

Prior to the substantial suspension of the Company’s clinical development activities, the Company (i) maintained drug development programs utilizing two platforms – Customized PEGylation Linker Technology (Customized Linker Technology®) and third-generation messenger ribonucleic acid (mRNA) antagonists utilizing the Locked Nucleic Acid (LNA) technology, (ii) had three compounds in human clinical development, a PEGylated version of the active metabolite of the cancer drug irinotecan, PEG-SN38, and mRNA antagonists targeting Hypoxia-Inducible Factor-1α (HIF-1α) and the Androgen Receptor (AR), and (iii) had novel mRNA antagonist targets in various stages of preclinical research.

On January 29, 2010, the Company divested its former specialty pharmaceutical business comprised principally of the Company’s former products and contract manufacturing segments. These divested components are reflected in these consolidated financial statements as discontinued operations and historical information related to the divested components has been reclassified accordingly. As part of this transaction, the Company also divested an in-process research and development asset of the Company’s former specialty pharmaceutical business and reported the proceeds in revenue from continuing operations. Subsequent to the sale of the Company’s former specialty pharmaceutical business, the Company committed to performing certain research and development and general and administrative services to facilitate transition (see Note 22, Discontinued Operations). The Company incurred workforce and facilities-related restructuring charges during 2011 and 2010 which reflected the transition from a fully integrated biopharmaceutical company with research, manufacturing and marketing operations to a biotechnology company that had been dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs (see Note 13, Restructurings).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation. Prior to the sale of the Company’s former specialty pharmaceutical business, assets and liabilities of the Company’s Canadian subsidiary were translated into U.S. dollar equivalents at rates in effect at the balance sheet date. Currency translation adjustments were recorded in stockholders’ equity in accumulated other comprehensive income (loss). Subsequent to the sale, the net assets (primarily cash) of the subsidiary were converted into U.S. dollars at current rates with fluctuations recognized in earnings.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the carrying value of property and equipment, valuation of investments, legal and contractual contingencies, research and development expenses, stock-based compensation, and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Financial Instruments and Fair Value

The carrying values of cash, cash equivalents, other current assets, accounts payable and accrued expenses in the Company’s consolidated balance sheets approximated their fair values at December 31, 2012 and 2011 due to their short-term nature. Marketable securities are carried on the consolidated balance sheets at fair value. Fair values and carrying amounts of the Company’s financial instruments at December 31, 2012 are indicated below (in thousands):

Description	Fair Value	Carrying Amount

Marketable securities (Note 4)	$119,391	$119,391

4% Convertible Notes Payable (Note 6)	$117,079	$115,849

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2012 and 2011, the Company held $50.5 million and $98.1 million of cash equivalents, respectively.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maturity. The amortization and accretion, along with realized gains and losses, are included in investment income, net. The cost of securities is based on the specific identification method.

Notes Payable

The carrying value of the Company’s 4% convertible senior unsecured notes outstanding at December 31, 2012 and 2011 was $115.8 million and $129.5 million, respectively, and the fair value of these notes was $117.1 million and $129.8 million at December 31, 2012 and 2011, respectively. Fair value of the Company’s notes payable is based on quoted market prices.

Property and Equipment

Property and equipment are stated at cost (reduced for any impairment charges), net of accumulated depreciation. Depreciation of fixed assets is provided by the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease or the life of the asset, whichever is shorter. The costs of repairs and maintenance are charged to operations as incurred while significant improvements are capitalized.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a property and equipment or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that property and equipment or asset group to its carrying amount. If the carrying amount of the property and equipment or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Contingent payments due under the asset purchase agreement for the sale of the Company’s former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured. Such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not routinely participate in research and licensing arrangements that have multiple deliverables. The sale of the Company’s former specialty pharmaceutical business, however, did involve the application of the guidance regarding multiple deliverables in separating the revenues associated with the sale of in-process research and development from the other elements of the transaction, principally the assets sold as part of discontinued operations and the continuing involvement of the Company in contract research activities. The Company determined that the in-process research and development had value to the buyer of the Company’s former specialty pharmaceutical business on a stand-alone basis and that there was objective and reliable evidence available to support the allocation of the total purchase price to the respective units of accounting (see Note 22, Discontinued Operations).

Research and Development Expenses

All research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: preclinical research, clinical trials, clinical manufacturing costs, contract services, salaries, share-based compensation and benefits and administrative support costs. Non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in future periods are capitalized and amortized over the period of expected benefit. Costs to acquire in-process research and development projects and technologies that have no alternative future use at the date of acquisition are expensed as incurred.

Prior to the substantial suspension of the Company’s clinical development programs, substantial portions of the Company’s preclinical and clinical trial work were performed by third-party contract research organizations (CROs) and other vendors. The Company accrues expenses for costs for work performed by CROs based upon the estimated amount of the total effort completed on each study or project using factors such as the number of patients enrolled, the number of active clinical sites and the duration for which the patients will be enrolled in the study. Similar approaches are taken in estimating the percentage of completion in relation to contracts with contract manufacturing organizations. The Company bases the estimates on the information available at the time and records actual expenses as work is completed and invoiced.

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

Concentrations of Risk

The Company’s holdings of financial instruments are comprised principally of money market funds and debt securities. The Company does not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. The Company seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated securities while at the same time seeking to achieve a reasonable rate of return. The Company’s market risk exposure consists principally of exposure to changes in interest rates. The Company’s holdings of debt securities also are exposed to the risks of changes in the

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

credit quality of issuers. The Company typically invests the majority of its investments in the shorter-end of the maturity spectrum. At December 31, 2012 the portfolio had a weighted average effective maturity of less than a year and contained securities readily tradable in a market that enables flexibility in terms of timing of disposal. Cash equivalents are primarily held in a number of triple-A rated institutional money market funds as well as corporate debt securities.

Stock-Based Compensation Plans

The Company recognizes the cost of all share-based payment transactions at fair value. Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned.

The impact that share-based payment awards will have on the Company’s results of operations is a function of the number of shares awarded, the trading price of the Company’s stock at date of grant or modification and vesting, including the likelihood of achieving performance goals. Furthermore, the application of the Black-Scholes valuation model employs weighted average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any to determine fair value. Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

Cash Flow Information

Cash payments for interest on the Company’s 4% convertible notes were approximately $4.8 million, $5.4 million, and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were $6,000, $0.2 million, and $0.1 million of income tax payments made for the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2010, the Company had a noncash conversion of $115.6 million principal amount of the 4% convertible notes into approximately 13.5 million shares of its common stock.

(3)	Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of fair value measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements. On January 1, 2012, the Company adopted these amendments on a prospective basis and there was no impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, which requires entities to present items of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 was subsequently amended by ASU No. 2011-12, which deferred the requirement for companies to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements. On January 1, 2012, the Company adopted the effective portions of ASU No. 2011-05, which are reflected in these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)	Marketable Securities

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$86,769	$82	$(11)	$86,840
Commercial paper	30,482	8	-	30,490
U.S. government agency	2,057	4	-	2,061
	$119,308	$94	$(11)	$119,391

* Included in current marketable securities at December 31, 2012.

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

All marketable debt securities are classified as available-for-sale. Other securities are predominantly mutual fund shares belonging to participants in the Company’s Executive Deferred Compensation Plan totaling $2.5 million fair value as of December 31, 2011 (in current assets). As of December 31, 2011, there is a current liability that offsets the aggregate deferred compensation plan current assets. As of December 31, 2012, all marketable securities in the Company’s Executive Deferred Compensation Plan have been sold. The funds were distributed to the participants during the fourth quarter of 2012.

As of December 31, 2012 and 2011, the Company’s marketable securities are all valued based on Level 2 inputs. Fair value is determined from available Level 2 vendor quoted prices utilizing observable inputs based on active markets. The Company utilizes a financial institution to provide pricing for securities in the Company’s portfolio, and reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield and structure that were recently transacted. The Company continues to monitor any changes or modifications to their process by reviewing their documentation on internal controls for pricing and market reviews.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of marketable debt securities, based on contractual maturity, at December 31, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$119,308	$119,391
	$119,308	$119,391

During the years ended December 31, 2012 and 2011, the Company realized gains from the sale of marketable securities of $0.9 million and $0.2 million, respectively. During the year ended December 31, 2010, the Company recorded an other-than-temporary impairment loss of $0.9 million related to an auction rate security of a bankrupt issuer.

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of December 31, 2012, some of the Company’s investments were in an unrealized loss position. However, none of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

(5)	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,	December 31,	Estimated
	2012	2011	Useful Lives
Leasehold improvements	$1,095	$25,532	2-14 years*
Equipment	24,082	30,052	2-6 years
Furniture and fixtures and other	1,744	1,791	6 years
	26,921	57,375
Less: Accumulated depreciation	25,783	(40,573)
	$1,138	$16,802

* Shorter of the lease term or lives indicated

Depreciation charged to operations relating to property and equipment totaled $4.3 million, $5.3 million, and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

For the year ended December 31, 2012, the Company recorded $11.3 million of non-cash impairment charges related to property and equipment to reduce the carrying value of these assets to fair market value based on third-party independent appraisals. These charges mostly relate to leasehold improvements representing the Company’s process development laboratory and related equipment and were considered necessary in view of the Company’s announcement of plans to suspend all clinical development activities.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)	Notes Payable

The 4% convertible notes mature on June 1, 2013 unless earlier redeemed repurchased or converted. The 4% convertible notes are senior unsecured obligations and rank equal to all future senior unsecured debt of the Company. The 4% convertible notes are convertible at the option of the holders into the Company’s common stock at an initial conversion price of $6.76 per share (147.8211 shares per $1,000 principal amount). As of December 31, 2012, the principal amount of the Company’s 4% convertible notes outstanding was $115.8 million. After giving effect to a required adjustment to the conversion price of the Company’s 4% convertible notes resulting from the December 2012 special cash dividend, the Company’s 4% convertible notes are currently convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $6.76 per share. At December 31, 2012, the potential dilutive effect of conversion of the 4% convertible notes was 17.1 million shares using the conversion price of $6.76 per share or 147.8211 shares per $1,000 principal amount of notes.

If the closing price of the Company’s common stock for at least 20 trading days in the 30-consecutive-trading-day period ending on the date one day prior to the date of a notice of redemption is greater than 140 percent of the applicable conversion price on the date of such notice, the Company, at its option, may redeem the 4% convertible notes in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount of the 4% convertible notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date.

Upon occurrence of a fundamental change, as defined in the indenture governing the 4% convertible notes, holders of the notes may require the Company to redeem the notes at a price equal to 100 percent of the principal amount plus accrued and unpaid interest or, in certain cases, to convert the notes at an increased conversion rate based on the price paid per share of the Company’s common stock in the five-trading-day period prior to the transaction constituting the fundamental change.

During 2012, the Company retired $13.6 million in principal amount of its outstanding 4% convertible notes at a price above par and wrote-off approximately $62,000 of deferred debt issuance costs. During 2011, the Company retired $5.0 million in principal amount of its outstanding 4% convertible notes at par and wrote-off approximately $30,000 of deferred debt issuance costs. As of December 31, 2012 and 2011, the balance of unamortized deferred debt issuance costs is approximately $0.2 million and $0.7 million, respectively.

Interest on the 4% convertible notes is payable on June 1 and December 1 of each year. Accrued interest on the 4% convertible notes amounted to $0.4 million as of December 31, 2012 and 2011.

(7)	Accrued Expenses and Other

Accrued expenses and other current liabilities consist of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,	December 31,
	2012	2011
Compensation	$1,442	$2,634
Severance benefits	777	3,843
Professional and consulting fees	360	658
Insurance and taxes	321	488
Interest	386	432
Deferred compensation plan liability	-	2,533
Clinical Trial	671	1,941
Legal	409	184
Accrued Rent	324	-
Other	998	979
	$5,688	$13,692

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 600,000 had previously been designated as Series B in connection with the Rights Plan, which expired on May 16, 2012.

Common Stock

As of December 31, 2012, the Company reserved shares of its common stock for the purposes detailed below (in thousands):

Non-qualified and incentive stock plans	7,823
Shares issuable upon conversion of 4% convertible notes	17,125
Employee stock purchase plan	582
25,530

Share Repurchase Programs

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. This program was suspended during the third quarter of 2011. During the first quarter of 2012, the Company announced its plans to resume repurchasing its outstanding common stock under this program. During 2012, the Company repurchased and retired 4,713,129 shares at a cost of $31.7 million, or an average cost of approximately $6.76 per share, under this program. Since the inception of this program, the cumulative number of shares repurchased and retired through December 31, 2012 amounted to 16,174,578 shares at a total cost of $153.4 million, or an average cost of approximately $9.48 per share. In light of the Company’s sale review process, the Company has suspended repurchases under the share repurchase program and does not currently intend to resume repurchases under the share repurchase program

Rights Plan

The Company previously had a rights plan under which holders of the Company’s common stock owned one preferred stock purchase right for each share of common stock owned by such holder. The rights expired on May 16, 2012.

(9)	Sale of In-Process Research and Development

When the Company sold its former specialty pharmaceutical business in January 2010, it had retained its research and development organization. Prior to the sale, the Company’s research and development function was engaged in, among other things, studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of the Company’s former specialty pharmaceuticals business. The in-process research and development related to those two products was included in the sale. The $40.9 million selling price was management’s best estimate of its standalone fair value based on the stage of development and consideration of future milestone payments. All necessary technology and know-how was transferred to the purchaser at the time of the sale, and the purchaser could resell the in-process research and development asset. The activities necessary to complete the work on the Oncaspar and Adagen next-generation formulations could be performed by the purchaser or others. No portion of the selling price was attributed to the transition services agreement referred to below in Note 22, Discontinued Operations, as that agreement represents an arm’s-length market rate of return for the services being provided and those services are completely separate from the in-process research and development.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2011, the Company earned a $5.0 million milestone payment from the purchaser of the Company’s former specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar.

(10)	Contract Research and Development Revenue and Miscellaneous Income

Contract research and development is specific to the transition services agreement the Company entered into with the purchaser of the Company’s former specialty pharmaceutical business. The transition services agreement was initiated in January 2010 at the time of the sale. It provides for a reimbursement for services provided by the Company plus a mark-up and totaled $0.1 million, $1.5 million, and $9.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company’s contractual obligation is to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2011 and 2012. The transition services agreement was terminated by the purchaser on September 30, 2012.

Miscellaneous income includes income received pursuant to the transition services agreement related to general and administrative support to the purchaser of the Company’s former specialty pharmaceutical business and sublease revenues received by the Company from tenants under terms of sublease agreements. These transitional services were $0.1 million, $0.1 million, and $2.4 for 2012, 2011, and 2010, respectively. Sublease revenues of $0.7 million, $0.6 million, and $0.3 million for 2012, 2011, and 2010, respectively, relate to the Company’s leased facility in South Plainfield, New Jersey, which commenced in 2009 and ran through October 2012, and excess leased office space in Bridgewater, New Jersey, which commenced in 2011 as a result of the first quarter relocation to Piscataway, New Jersey and ran through January 2013 (see Note 20, Leases).

(11)	Cash Dividend

On November 29, 2012, the Company’s Board of Directors declared a special cash dividend of $2.00 per share of common stock. This special cash dividend was paid on December 21, 2012 to stockholders of record as of December 10, 2012.

(12)	Loss Per Common Share

Basic loss and earnings per common share is computed by dividing the income (loss) from continuing operations, income from discontinued operations, and net income (loss) by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted loss and earnings per share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive. The denominator would include both the weighted average number of shares of common stock outstanding and common stock equivalents. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP), and the number of shares issuable upon conversion of the Company’s 4% convertible notes payable. In the case of notes payable, the diluted earnings per share calculation would be further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes were converted into common stock.

In a period in which a loss from continuing operations is reported, all computations of diluted per-share amounts for that period must be made exclusive of potential dilutive shares and the add-back of interest. Accordingly, for each of the two years ended December 31, 2011 and 2010, diluted loss per share for loss from continuing operations, earnings from discontinued operations and net loss are the same as the corresponding basic loss and earnings per share.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31, 2012, 2011 and 2010, the Company had potentially dilutive common stock equivalents excluded from the computation of diluted earnings per share amounting to 17.1 million, 17.4 million, and 18.8 million shares, respectively.

(13)	Restructurings

The Company incurred the following charges in connection with its restructuring programs during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Employee separation benefits:
Fourth-quarter 2011	$(19)	$1,485	$-
Third-quarter 2011	(200)	2,835	-
Second-quarter 2011	-	734	-
Fourth-quarter 2010	(20)	(72)	2,974
First-quarter 2010	-	(60)	9,736
	(239)	4,922	12,710
Other restructuring costs:	62	1,103	1,316
Total restructuring charges	$(177)	$6,025	$14,026

Employee Separation Benefits

During 2012, prior accruals for certain benefits provided to existing employees were adjusted downward by $0.2 million based on accrual utilization.

During the fourth quarter of 2011, the Company recorded total restructuring charges in the amount of $1.4 million, of which $1.1 million related to the departure of the Company’s former Chief Operating Officer and Principal Executive Officer, for severance payments and benefits payable under the terms of his severance agreement then in effect. Additionally, there were several research and development positions identified for elimination resulting in a charge of approximately $0.3 million for separation benefits. As of December 31, 2012, these obligations were substantially completed.

During the third quarter of 2011, the Company announced a plan to reduce its workforce and operating costs to more closely align its resources and capital with the Company's research and development activities. The reduction in force reduced the number of employees to a total of approximately 47 by June 2012. Separation payments were made for up to a year following the respective separations. In connection with this restructuring, the Company recorded in the third quarter of 2011 a charge of approximately $2.9 million for separation benefits. As of December 31, 2012, there was approximately $0.8 million remaining to be paid

During the second quarter of 2011, the Company recorded a restructuring charge in the amount of $0.7 million related to the departure of the Company’s Executive Vice President, Human Resources & Administration for severance payments and benefits that are payable under the terms of the Severance and Release Agreement. As of December 31, 2012, these accrued liabilities were substantially completed.

There were two restructurings initiated during 2010. The fourth quarter 2010 restructuring program was part of the Company’s continued efforts to streamline corporate administrative operations and affected approximately 33 positions. Affected employees were notified in December 2010 and the majority of the terminations occurred during the first quarter of 2011. Separation payments were to be made for up to a year following the respective separations. In connection with this restructuring, the Company recorded in the fourth quarter of 2010 a charge of approximately $3.0 million for separation benefits. As of December 31, 2012, these accrued liabilities were fully completed.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the first quarter of 2010, the Company recorded restructuring charges of $9.7 million, of which $6.1 million was for separation benefits resulting from a workforce reduction involving 64 employees. These actions related primarily to the sale of the Company’s former specialty pharmaceutical business, including several employees who were previously engaged in activities related to the divested business but who did not transfer to the employment of the purchaser. These employees were provided with separation benefits after certain transition periods during which they assisted with an orderly transfer of activities and information to the purchaser. The Company also reassessed its staffing requirements subsequent to the sale of the Company’s former specialty pharmaceutical business in light of the lessened demands on many of its general and administrative functions. Additionally, the Company’s former President and Chief Executive Officer resigned from the Company effective February 22, 2010, resulting in $3.6 million of expenses for severance payments and benefits that were payable per the terms of the individual’s employment agreement. Payments due pursuant to the termination agreement were made during the third quarter of 2010.

The following table summarizes the changes in the Company’s accrued restructuring liabilities for the year ended December 31, 2012 and 2011 (in thousands):

Employee Separation Benefits

	4Q-11	3Q-11	2Q-11	4Q-10	1Q-10	Total

Balance at December 31, 2010	-	-	-	2,974	899	3,873
2011 Payment made	(301)	(205)	(350)	(2,544)	(839)	(4,239)
2011 adjustments	-	(37)		(72)	(60)	(169)
2011 Restructuring Accruals	1,485	2,872	662	-	-	5,019

Balance at December 31,2011	1,184	2,630	312	358	-	4,484
2011 Payment made	(1,158)	(1,667)	(311)	(332)	-	(3,468)
2011 adjustments	(20)	(207)	-	(26)	-	(252)
2011 Restructuring Accruals	-	13	-	-	-	13

Balance at December 31,2012	6	769	1	0	-	777

Other Restructuring Costs

During 2012, prior accruals for certain benefits provided to existing employees were adjusted downward by $0.2 million based on accrual utilization.

During the third quarter of 2011, the Company recorded a restructuring charge in the amount of $0.7 million to terminate an operating lease related to the third and first floors of the its former Bridgewater, New Jersey headquarters facility (see Note 20, Leases). As of December 31, 2012, these accrued liabilities were fully utilized.

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

During the third quarter of 2010, the Company entered into a sublease for the second floor of its former Bridgewater, New Jersey headquarters facility. This space became unused as a result of the reductions in workforce stemming from earlier restructuring efforts related to the sale of the Company’s former specialty pharmaceutical business. The $0.4 million charge represents the excess of the Company’s contractual lease commitment over the amount of cash to be received from the subtenant over the life of the sublease arrangement.

During the second quarter of 2010, the Company recorded a restructuring charge in the amount of $0.9 million to write off certain leasehold improvements and furnishings located at its former Bridgewater, New Jersey headquarters facility that were determined to be excess and without future value as a result of the termination and relocation of several employees.

(14)	Stock Options

Through the Compensation Committee of the Company’s Board of Directors, the Company administers the 2011 Stock Option and Incentive Plan, which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon and its subsidiaries. The 2011 Stock Option and Incentive Plan was adopted by the Board of Directors in March 2011 and approved by the stockholders in May 2011. Prior to this, the Company administered the 2001 Incentive Stock Plan, which was adopted by the Company’s Board of Directors in October 2001 and approved by the stockholders in December 2001. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2012, the 2011 plan authorized equity-based awards for 5 million common shares of which about 4.1 million shares remain available for grant. Option grants remain outstanding from previous awards under the 2001 Incentive Stock Plan and an earlier 1987 Non-Qualified Stock Option Plan; however, there will be no further grants made pursuant to those plans.

In March 2011, the Company’s Board of Directors adopted a new compensation plan for non-employee directors, effective April 1, 2011. Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options (Annual Option Grant) on the first trading day of the calendar year with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Annual Option Grant vests in one tranche on the first anniversary, provided that the recipient director remains on the Board, and expires on the tenth anniversary of the date of grant. In addition, upon the election of a new non-employee director to the Board, such newly elected director receives a Welcome Grant of stock options with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Welcome Grant vests in three equal tranches on each of the first three anniversaries, provided that the recipient director remains on the Board, and expires on the tenth anniversary of the date of grant. Furthermore, for a non-employee Chairperson of the Board, the value of options covered by the Annual Option Grant and the Welcome Grant shall be twice the amounts mentioned above. For a non-employee Vice-Chairperson of the Board, the value of options covered by the Annual Option Grant and the Welcome Grant shall be one and a half times the amounts mentioned above. Options granted in accordance with the 2011 Outside Director Compensation Plan will be made under the 2011 Stock Option and Incentive Plan.

Prior to April 1, 2011, under the 2007 Outside Director Compensation Plan, each non-employee director received an annual grant of stock options (Annual Option Grant) on the first trading day of the calendar year with a Black-Scholes value of $75,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Annual Option Grant vested in one tranche on the first anniversary, provided that the recipient director remained on the Board, and expired on the tenth

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

anniversary of the date of grant. In addition, upon the election of a new non-employee director, such newly elected director received a Welcome Grant of stock options with a Black-Scholes value of $75,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Welcome Grant vested in three equal tranches on each of the first three anniversaries, provided that the recipient director remained on the Board, and expired on the tenth anniversary of the date of grant. Furthermore, for a non-employee Chairperson of the Board, the value of options covered by the Annual Option Grant and Welcome Grant were twice the amounts mentioned above. Options granted in accordance with the 2007 Outside Director Compensation Plan were made under the 2001 Incentive Stock Plan.

On November 29, 2012, the Company’s Board of Directors declared a special cash dividend of $2.00 per share of common stock. This special cash dividend was paid on December 21, 2012 to stockholders of record as of December 10, 2012. In connection with this special cash dividend, the Compensation Committee of the Company’s Board of Directors approved equitable adjustments to the Company’s outstanding stock options and restricted stock units. The compensation cost recognized during 2012 relating to this modification was $41,000.

The following is a summary of the activity in the Company’s outstanding Stock Option Plans, which include the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan (options in thousands):

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	3,121	$10.88
Granted at exercise prices which equaled the fair value on the date of grant	258	$4.72
Exercised	-	$-
Forfeited	(167)	$7.08
Expired	(920)	$14.68
Outstanding at December 31, 2012	2,292	$8.93	3.85	$61
Vested and expected to vest at December 31, 2012	2,240	$9.02	3.73	$56
Exercisable at December 31, 2012	2,019	$9.49	3.12	$42

As of December 31, 2012, there was $0.4 million of total unrecognized compensation cost related to unvested options that the Company expects to recognize over a weighted-average period of 22 months. The Board of Directors of the Company elected to accelerate the vesting of certain stock options granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale of the Company’s former specialty pharmaceutical business in January 2010. This acceleration affected outstanding options held by employees at the vice president level and below and resulted in an additional expense of $0.2 million in the first quarter of 2010. The charges primarily represented an acceleration of expense recognition pursuant to the original award and, to a lesser extent, an adjustment to recognize the modification of the award in contemplation of the sale.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $2.08, $3.29, and $4.42, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0 million, $1.9 million, and $11.8 million, respectively

In the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation of $0.4 million, $0.7 million, and $2.2 million, respectively, related to stock options. The Company did not realize a net tax benefit related to stock-based compensation expense. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The breakdown of stock-based compensation expense related to stock options by major line caption in the statements of operations is shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development	$16	$26	$377
General and administrative	371	684	1,787
	$387	$710	$2,164

Cash received from exercises of stock options for the years ended December 31, 2012, 2011 and 2010, was $0 million, $5.5 million, and $31.8 million, respectively.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Expected volatility	40%	42%	42%
Expected term (in years)	4.0	4.1	5.4
Risk-free interest rate	0.8%	1.5%	2.6%

(15)	Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

The 2011 Stock Option and Incentive Plan and, prior to that, the 2001 Incentive Stock Plan provide for the issuance of restricted stock awards and restricted stock units (collectively, nonvested shares) to employees, officers and directors. These awards are issued by the Company effective as of the grant date, in the case of restricted stock awards, or upon the vesting date, in the case of a restricted stock unit. The recipient pays no cash to receive the shares, other than the $0.01 par value per share in some cases. These awards have vesting periods of three to five years when based solely on service. Certain awards have performance goals which, if met, result in accelerated vesting that could be shorter than three years. If the performance goals are not met, the awards continue to vest over time. All nonvested shares are valued at fair value. The market price of the Company’s stock at grant date is factored by an expected vesting period forfeiture rate based on stratified historical data related to the assumed vesting period. This amount is then amortized over the vesting period on a straight-line basis for those awards that vest based solely on service. For awards subject to performance-based accelerated vesting, the Company monitors progress against performance goals and accelerates the compensation expense as appropriate.

Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of restricted stock units (Annual Restricted Stock Grant) settled in shares of common stock on the first trading day after June 30 of each calendar year with a value of $75,000. The Annual Restricted Stock Grant vests in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remains on the Board. In addition, upon the election of a new non-employee director to the Board, such newly elected director receives a Welcome Grant of restricted stock units settled in shares of common stock with a value of $100,000. The Welcome Grant vests in three equal

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remains on the Board. Furthermore, for a non-employee Chairperson of the Board, the value of restricted stock units covered by the Annual Restricted Stock Grant and the Welcome Grant shall be twice the amounts mentioned above. For a non-employee Vice-Chairperson of the Board, the value of options covered by the Annual Restricted Stock Grant and the Welcome Grant shall be one and a half times the amounts mentioned above. Restricted stock units granted in accordance with the 2011 Outside Director Compensation Plan will be made under the 2011 Stock Option and Incentive Plan.

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

On November 29, 2012, the Company’s Board of Directors declared a special cash dividend of $2.00 per share of common stock. This special cash dividend was paid on December 21, 2012 to stockholders of record as of December 10, 2012. In connection with this special cash dividend, the Compensation Committee of the Company’s Board of Directors approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

A summary of nonvested shares as of December 31, 2012 and changes during the year ended December 31, 2012 is provided below (shares in thousands):

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at January 1, 2012	674	$10.14
Granted	263	$6.90
Vested	(99)	$9.25
Forfeited	(220)	$9.69
Adjustment pursuant to special dividend	250	$9.06
Nonvested at December 31, 2012	868	$9.06

The total grant-date fair value of nonvested shares that vested during the year ended December 31, 2012 was $0.9 million.

As of December 31, 2012, there was $3.1 million of total unrecognized compensation cost related to nonvested shares that the Company expects to be recognized over a weighted average period of 20 months, reflective of the blend of service and performance elements. The weighted average vesting period could be affected if the remaining performance goals become probable of being achieved and the related vesting period is shortened as a result.

In the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense of $1.7 million, $2.4 million, and $4.6 million related to nonvested share awards, which is included in the Company’s net income for each respective period. Shares withheld to pay $0.1 million of taxes on behalf of the employees resulted in a net incremental credit to additional paid in capital

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of $2.0 million. During 2011, shares were withheld to pay $1.1 million of taxes on behalf of employees resulted in a net incremental credit to additional paid in capital of $1.9 million. Of the 2010 expense, $1.2 million related to vesting of performance-based awards. The board of directors of the Company elected to accelerate the vesting of certain nonvested share awards granted under the Company’s 2001 Incentive Stock Plan as of the consummation of the sale of the Company’s former specialty pharmaceutical business in January 2010. This acceleration resulted in an estimated $0.8 million additional expense in the first quarter of 2010 and $0.5 million in 2009. The charges primarily represented an acceleration of expense recognition pursuant to the original award and, to a lesser extent, an adjustment, in certain cases, to recognize the modification of the award in contemplation of the sale. The Company’s policy is to use newly issued shares to satisfy nonvested share awards. There has been no tax benefit realized to date related to tax deductions for nonvested shares.

The breakdown of stock-based compensation expense related to nonvested shares by major line caption in the statements of operations is shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development	$737	$1,281	$1,643
General and administrative	965	1,082	2,963
	$1,702	$2,363	$4,606

(16)	Employee Stock Purchase Plan

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

The initial assumptions used in the valuation for each offering period, April 1 and October 1, are reflected in the following table (no dividends were assumed):

	2012		2011		2010
	October	April	October	April	October	April
Expected volatility	26.34%	36.28%	32.02%	22.17%	30.31%	31.80%
Expected term (in years)	0.5	0.5	0.5	0.5	0.5	0.5
Risk-free interest rate	0.15%	0.35%	0.12%	0.20%	0.24%	0.19%

Increases in individual withholding rates within the offering period could have the effect of establishing a new measurement date for that individual’s future contributions. Compensation expense recognized for the ESPP was approximately $24,000, $66,000, and $99,000 for the years ended December

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

31, 2012, 2011 and 2010, respectively. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. There were two stock purchases under the ESPP during the year ended December 31, 2012. Based upon the purchase price established as of March 31, 2012 and September 30, 2012, 17,339 shares were allocated under the plan in the year.

Cash received from ESPP for the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.3 million, and $0.4 million, respectively.

The breakdown of stock-based compensation expense by major line caption in the statement of operations is shown below (in thousands).

	Year Ended December 31,
	2012	2011	2010
Research and development	$17	$36	$67
General and administrative	12	30	32
	$29	$66	$99

(17)	Income Taxes

The components of the income tax provision related to continuing operations are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$30	$-	$(140)
State and foreign	(4,165)	205	(197)
Total current	(4,135)	205	(337)
Deferred: Federal and State	-	-	-
Income tax provision (benefit)	$(4,135)	$205	$(337)

The following table represents reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income from continuing operations before taxes (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax benefit computed at federal statutory rate	$(2,421)	$(7,195)	$(1,098)
Nondeductible expenses	119	205	2,348
Add (deduct) effect of:
Federal research and development tax credits	-	(1,339)	(2,662)
Tax on earnings of foreign subsidiary	(26)	174	826
State income taxes, net of federal tax	(2,672)	20	(199)
Effect of change in federal law	-	-	(140)
Increase (decrease) in beginning of period valuation allowance	865	8,340	588
Income tax provision (benefit)	$(4,135)	$205	$(337)

Income tax expense in 2012 was primarily comprised of a state income tax benefit of $4.2M related to the sale of New Jersey net operating losses and research and development credits. No federal

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

income tax expense was incurred in relation to normal operating results due to the utilization of deferred tax assets to offset taxes that would otherwise accrue to operating income.

Federal legislation, the American Recovery and Reinvestment Act of 2009, which allowed the Company to make an election to treat certain unused research and alternative minimum tax credit carryforwards as refundable in lieu of claiming bonus and accelerated depreciation for “eligible qualified property” placed in service through the end of 2009, was extended to 2010. This provided the Company with a $0.1 million benefit in 2010. The balance of the 2010 income tax benefit reflects a reduction of $0.2 million to state taxes payable.

As of December 31, 2012 and 2011, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Federal and state net operating loss carryforward	$56,329	$61,213
Research and development credits carryforward	25,379	27,647
Acquired in-process research and development	6,613	7,512
Basis Difference in Fixed Assets	4,264	-
Capital loss carryforwards	3,165	3,165
Share-based compensation	3,007	2,554
Federal alternative minimum tax credits	1,560	1,530
Write Down of carrying value of investment	613	-
Accrued Compensation	-	1,035
Other	1,167	3,153
Total gross deferred tax assets	102,097	107,809
Less valuation allowance	(102,063)	(107,365)
	34	444
Deferred tax liabilities:
Book basis in excess of tax basis of acquired assets	-	(443)
Undistributed earnings of foreign subsidiary	-	-
Unrealized gain on investment securities	(34)	(1)
	(34)	(444)
Net deferred tax assets	$-	$-

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

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012, the Company had federal net operating loss carryforwards of approximately $144.1 million that expire in the years 2020 through 2031 and New Jersey state net operating loss carryforwards of approximately $65.5 million that expire in the years 2029 through 2031. The Company also has federal research and development tax credit carryforwards of approximately $20.8 million for tax reporting purposes that expire in the years 2017 through 2031. In addition, the Company has $4.3 million of state research and development tax credit carryforwards that expire in the years 2015 through 2026. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2012, management believes that it is more likely than not that the net deferred tax assets will not be realized, based on assumptions regarding future operations, consideration of tax strategies and the reversal of deferred tax liabilities. As of December 31, 2012 and 2011, the Company had deferred tax assets of $102.1 million and $107.8 million, respectively. The Company has maintained a valuation allowance of $102.1 million and $107.4 million at December 31, 2012 and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company is currently not under examination by the U.S. Internal Revenue Service, however, the tax years 2008 through 2012 remain open to examination. State income tax returns for the states of New Jersey and Indiana are generally subject to examination for a period of 3-4 years after filing of the respective returns. These state income tax returns are not currently under examination. Income tax returns for Canada are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company’s income tax returns are currently not under examination by Revenue Canada.

(18)	Significant Agreements

Sigma-Tau Group

The Company sold its former specialty pharmaceutical business to Klee Pharmaceuticals Inc. (now known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the Sigma-Tau Group) in January 2010. In addition to the initial sale of assets which has been reflected in the Company’s financial statements for the year ended December 31, 2010, the sale agreement provides for certain potential future payments due to Enzon of up to $27.0 million contingent upon the achievement of the following regulatory approval-related milestones:

•	$5.0 million due for accelerated European Medicines Agency (EMA, formerly known as EMEA) approval, in addition to the amount due for non-accelerated EMA approval, for SC Oncaspar;

•	$5.0 million due for FDA approval for SS Oncaspar;

•	$7.0 million due for FDA approval for SC Oncaspar; and

•	$10.0 million due for non-accelerated EMA approval for SC Oncaspar.

In addition, the sale agreement provides for royalties potentially due to Enzon, beginning in 2010, of 5 to 10 percent on incremental net sales (net sales above a 2009 baseline amount) through 2014 of the Company’s former four marketed specialty pharmaceutical products sold to Sigma-Tau Group.

The Company has no direct involvement in, and no obligations to perform services or activities related to, obtaining the above regulatory approvals or achieving commercial sales for the four marketed products. The Company recognizes revenue only upon notification from Sigma-Tau Group that the conditions necessitating payment of the milestone or royalty were achieved. In the case of the royalty, revenue is recognized in the quarter following the quarter in which the sales occurred.

In late 2010, circumstances emerged that made it unlikely that the $5.0 million due for accelerated EMA approval for SC Oncaspar would be achieved. During the first quarter of 2011, the Company earned the $5.0 million due for FDA approval for SS Oncaspar. Approximately $0.5 million and $0.6 million of royalty revenue were recognized in 2011 and 2010, respectively, pursuant to this provision of the sale agreement. There can be no assurance that the Company will receive any of the remaining $17.0 million of milestone payments or any future royalty revenues beyond those recognized to date.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the time of the sale, the Company also entered into a transition services agreement with Sigma-Tau Group whereby Enzon would perform product-support research and development services for up to three years and provide various general and administrative functions for up to one year following the closing of the transaction. In consideration for this work, Enzon was being compensated based upon costs incurred plus a mark-up defined in the transition services agreement. The services were performed at the request of Sigma-Tau Group as a convenience to them and could have been performed by other companies in this industry with similar capabilities. The transition services agreement was terminated by the purchaser on September 30, 2012.

Santaris Pharma A/S License Agreement

In July 2006, the Company entered into a license agreement with Santaris Pharma A/S (Santaris) pursuant to which the Company obtained exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-1α and Survivin mRNA (which was returned to Santaris in late 2012), as well as RNA antagonists directed against six additional gene targets selected by the Company. Since inception of the agreement, initial acquisition of in-process research and development and milestone payments have been made totaling $34.0 million, including milestone payments of $0.0 million, $0.0 million, and $7.0 million in 2012, 2011, and 2010, respectively, included in research and development expense in the accompanying statements of operations. This agreement provides for up to an additional $115.0 million in milestone payments from the Company upon the successful completion of certain development and regulatory milestones. If the Company fails to make the requisite milestone payment for any particular target, Santaris has the right to recover that target for its own purposes. Santaris also is eligible to receive single-digit percentage royalties from any future product sales from products based on the licensed antagonists. Santaris retains the right to develop and commercialize products developed under the agreement in Europe. The royalty term expires on a country-by-country and product-by-product basis when the last valid LNA platform patent or LNA compound patent expires not to exceed 21 years with respect to any product. This agreement provides that any one of the compounds licensed by us from Santaris could be returned to Santaris if the findings of our preclinical or clinical work do not support our continued investment. We returned three of the targets to Santaris during 2011 and one target to Santaris during 2012.

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

Nektar Agreement

In January 2002, the Company entered into a PEGylation technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of its patents related to its PEGylation technology to third-parties. Nektar had the right to sub-license Enzon’s patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar’s profits for any products that utilize the Company’s patented PEGylation technology. The Company’s receipt of royalties related to Nektar licenses will end in 2014. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by-

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

product basis for up to twelve years from the date of first sale of these drugs. Effective in January 2007, Nektar’s right to grant additional sublicenses was limited to a certain class of the Company’s PEGylation technology. Existing sublicenses granted by Nektar prior to January 2007 were unaffected.

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

The Company has non-cancelable lease obligations for certain office and production facilities that have been vacated and sublet. During 2011, the Company terminated the lease for the first and the third floors of the former Bridgewater, New Jersey headquarters facility.

(20)	Leases

The future minimum lease payment, for the non-cancelable operating lease with initial or remaining lease term in excess of one year as of December 31, 2012 is as follows (in thousands):

Year ending December 31,	Operating Lease
2013	$753
2014	703
2015	703
2016	703
Thereafter	3,514
Total minimum lease payments	$6,376

Minimum payments indicated above have not been reduced by future minimum rentals to be received under noncancelable subleases of approximately $0.4 million to be received in equal monthly installments through January 2013.

Rent expense amounted to $1.2 million, $1.6 million, and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total rent expense, inclusive of scheduled increases and rent holidays, is recognized on a straight-line basis over the term of the lease.

The Company’s use of leased office space at its former Bridgewater, New Jersey headquarters facility ended during the first quarter of 2011. As previously discussed, the Company terminated the third and first floor portions of the leased space during the third and fourth quarters of 2011, respectively. The second floor portion of the leased space was sublet at a rate lower than the Company’s committed costs for that space. The prime lease related to this portion of the total leased facilities expired on January 31, 2013.

The company’s sublease agreement as well as the obligations associated with the leased South Plainfield facility ended upon expiration of the lease in October 2012.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)	Retirement Plans

The Company maintains a defined contribution 401(k) pension plan for substantially all of its full-time and part-time employees, as defined. The Company currently matches 50 percent of the employee’s contribution of up to 6 percent of compensation, as defined. The total Company contributions for the years ended December 31, 2012, 2011, and 2010, were $0.1 million, $0.4 million, and $.7 million, respectively.

In September 2011, the Board of Directors authorized and directed the Compensation Committee to terminate the Company’s Executive Deferred Compensation Plan. In accordance with Section 409A of the Internal Revenue Code, the participants in the Plan received their full account balance in October 2012 pursuant to the termination of the Plan. At December 31, 2011, $2.5 million of deferred compensation was included in other current liabilities. See Note 4, Marketable Securities relating to the investment of participants’ assets.

(22)	Discontinued Operations

On January 29, 2010, the Company consummated the sale to the Sigma-Tau Group of the Company’s former specialty pharmaceutical business comprised principally of the Company’s former Products and Contract Manufacturing segments, in addition to certain in-process research and development. The Products and Contract Manufacturing segments constituted components of Enzon and qualified for treatment as discontinued operations upon consummation of the transaction. In-process research and development, which comprised part of the total transaction, did not constitute a component of Enzon and, accordingly, was treated as an asset sale and not as discontinued operations.

Terms of Sale

The asset purchase agreement for the sale of the Company’s former specialty pharmaceutical business contained the following major provisions. Updated status regarding each element is also provided.

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

During January 2011, the Company received notice that one of the milestones – the approval of an sBLA regarding a new API starting material for the manufacture of SS Oncaspar - was reached, resulting in Enzon being entitled to receive and recognize $5.0 million of milestone income in 2011. During the latter half of 2010, circumstances emerged making it unlikely that another of the milestones related to an expedited approval process in Europe would be achieved. This would have resulted in a $5.0 million payment to Enzon. There can be no assurance that the Company will receive any of the remaining $17.0 million of milestone payments or any future royalty revenues beyond those recognized to date.

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

Sales of the four products during 2012, 2011, and 2010 outside the U.S. were sufficiently in excess of 2009 baseline amounts to enable Enzon to earn and recognize a nominal amount of royalty revenue related to this agreement. There can be no assurance that the Company will receive any additional royalty payments pursuant to this agreement.

These royalties do not constitute a migration or continuation by Enzon of the activities that generate the payments. Enzon is no longer engaged in any manufacturing or marketing activities. Consequently, these cash flows are deemed to be indirect in nature.

•	Transition services agreement - Enzon has performed product-support research and development and has provided various general and administrative functions for the purchasing parties during 2010 and 2011. In consideration for this work, Enzon was compensated based upon costs incurred plus a mark-up defined in the transition services agreement.

Revenues from and associated costs related to research and development transition services are reflected in the statements of operations as contract research and development and research and development – specialty and contracted services, respectively. Transition services revenues related to general and administrative efforts are reported in miscellaneous income and the associated costs are shown as general and administrative – contracted services. The Company’s contractual obligation was to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2011 and 2012. The transition services agreement was terminated by the purchaser on September 30, 2012. The Company does not expect any activity or revenue under this transaction services agreement in 2013.

The cash flows related to the transition services being provided to the buyer in connection with research and development activities represented a continuation of Enzon’s corporate research function. However, the cost-plus arrangement did not generate sufficient net cash flows during 2012 and 2011 to be considered significant. The Company does not expect any activity or revenue under this transaction services agreement in 2013. The services were performed at the request of the sigma-tau Group as a convenience to them. The services could have been performed by others.

Discontinued Operations Accounting Treatment

While the sale of the Company’s former specialty pharmaceutical business was initiated in November 2009, the assets were not considered to be held for sale as of December 31, 2009 due to the fact that the transaction was subject to shareholder approval. Such approval was obtained at a special meeting of shareholders on January 27, 2010. As a result, discontinued operations treatment began in the first quarter of 2010 for the Products and Contract Manufacturing segments whereby results of discontinued operations and net assets and liabilities are reported separately in the statements of operations and cash flows. The sale of in-process research and development associated with marketed products was treated as an asset sale and was not part of discontinued operations for accounting purposes due to the Company’s significant continuing involvement in research and development related to marketed products subsequent to the sale.

Assets and liabilities acquired by the Purchasing Parties include:

•	ownership of the four marketed products, Oncaspar, Adagen, Abelcet and DepoCyt and all related rights;
•	real estate, personal property and equipment of the business used in the manufacture of products and performance of the contract manufacturing operations, including the manufacturing facility in Indianapolis;
•	working capital, including accounts receivable, inventories, accounts payable and other prepaids and accruals;

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•	patents, trademarks, copyrights and other intangible properties related to the products and product-specific assets;
•	in-process research and development related to the sourcing of Oncaspar and Adagen; and
•	other assets and liabilities as specified in the asset purchase agreement.

Assets and liabilities excluded from the sale of the specialty pharmaceutical business include:

•	cash and cash equivalents;
•	tax refunds and tax attributes related to assets, liabilities and past operations;
•	royalties business with the exception of one contract related to Oncaspar;
•	PEG-SN38 and Enzon’s LNA compounds and PEG technology platform;
•	4% convertible notes due 2013;
•	stock compensation arrangements;
•	product claims, product return claims, environmental and tax liabilities arising prior to the closing date in excess of any reserves;
•	lease related to South Plainfield, New Jersey facility; and
•	other assets and liabilities as specified in the asset purchase agreement.

Summary results of operations of the Company’s former specialty pharmaceutical business for January 1 through January 29, 2010 included in the results for the year ended December 31, 2010 were as follows (in thousands):

Revenues	$8,720
Income before income tax	$3,620
Income tax benefit (provision)	-
Gain on sale of discontinued operations, net of income tax, as adjusted	176,423
Income and gain from discontinued operations, net of income tax, as adjusted	$180,043

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(23)	Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly financial data (in thousands, except per-share amounts):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues (1)	$10,601	$10,231	$11,121	$10,647
(Loss) income from continuing operations	(1,071)	(729)	4,175	(5,158)
Net (loss) income	$(1,071)	$(729)	$4,175	$(5,158)

(Loss) earnings per common share information:
(Loss) income from continuing operations:
Basic	$(0.02)	$(0.02)	$0.09	$(0.11)
Diluted	$(0.02)	$(0.02)	$0.08	$(0.11)

Net (loss) income:
Basic	$(0.02)	$(0.02)	$0.09	$(0.11)
Diluted	$(0.02)	$(0.02)	$0.08	$(0.11)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total revenues (1)	$18,022	$9,599	$10,440	$10,011
Income (loss) from continuing operations	431	(7,068)	(9,105)	(5,021)

Net income (loss)	$431	$(7,068)	$(9,105)	$(5,021)

Earnings (loss) per common share information:
Income (loss) from continuing operations:
Basic	$0.01	$(0.13)	$(0.19)	$(0.10)
Diluted	$0.01	$(0.13)	$(0.19)	$(0.10)

Net income (loss) :
Basic	$0.01	$(0.13)	$(0.19)	$(0.10)
Diluted	$0.01	$(0.13)	$(0.19)	$(0.10)

(1) Revenues are primarily royalties received on the sale of products by other companies utilizing Enzon’s Customized Linker Technology. First quarter 2011 revenues include $5.0 million related to the sale of in-process research and development. Revenues from services in 2012 and 2011 are not material.

