Form 10-K/A
period 2012-12-31
ENZON PHARMACEUTICALS INC
filed 2013-04-30
CIK 727510

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013 (the “Original 2012 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Except for Part III of the Original 2012 10-K, no other information included in the Original 2012 10-K is amended by this Form 10-K/A.

Unless the context requires otherwise, references in this Form 10-K/A to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Table of Contents

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	1
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 13.	Certain Relationships and Related Transactions, and Director Independence	29
Item 14.	Principal Accounting Fees and Services	29

PART IV

Item 15.	Exhibits, Financial Statement Schedules	30

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain biographical information regarding our directors as of April 18, 2013.

Alexander J. Denner, Ph.D. (age 43) – Dr. Denner has served as a director since May 2009 and Chairman of our Board of Directors since July 2009. Mr. Denner is a founding partner of Sarissa Capital. From 2006 to 2011, Dr. Denner served as a Senior Managing Director for Carl Icahn’s investment activities. Prior to that, he served as a portfolio manager at Viking Global Investors and Morgan Stanley Investment Management. Dr. Denner is a director of Biogen Idec Inc. During the past five years, Dr. Denner has served as a director of the following publicly-traded companies: Amylin Pharmaceuticals, Inc., ImClone Systems Incorporated (where he was Chairman of the Executive Committee), and Adventrx Pharmaceuticals, Inc. Dr. Denner received his S.B. degree from the Massachusetts Institute of Technology and his M.S., M.Phil. and Ph.D. degrees from Yale University.

Dr. Denner brings to our Board of Directors extensive experience gained from his background serving on the boards of several biotechnology and pharmaceutical companies. Moreover, Dr. Denner’s experience with private investment funds and as a portfolio manager of healthcare and biotechnology investments brings to our Board of Directors valuable and unique insights.

Richard C. Mulligan, Ph.D. (age 58) – Professor Mulligan has served as a director since May 2009 and vice-chairman of Enzon’s Board of Directors since March 2011. Dr. Mulligan was the Mallinckrodt Professor of Genetics at Harvard Medical School and Director of the Harvard Gene Therapy Initiative from 1996-2013. In 2013, Dr Mulligan became Senior Managing Director at Sarissa Capital Management LP, and Mallinckrodt Professor of Genetics, Emeritus, Harvard Medical School. Professor Mulligan received his B.S. degree from the Massachusetts Institute of Technology, and his Ph.D. from the Department of Biochemistry at Stanford University School of Medicine. After receiving postdoctoral training at the Center for Cancer Research at MIT, Dr. Mulligan joined the MIT faculty and subsequently was appointed professor of molecular biology and member of the Whitehead Institute for Biomedical Research before moving to Children’s Hospital and Harvard in 1996. His honors include the MacArthur Foundation Prize, the Rhodes Memorial Award of the American Association for Cancer Research, the ASMB-Amgen Award, and the Nagai Foundation International Prize. Professor Mulligan has been associated with a number of biotechnology companies, including DuPont (as consultant), Genetics Institute (as consultant), AMGEN (as consultant), Somatix Therapy Corporation (as founder, member of the Scientific Advisory Board and Board of Directors, and chief scientific officer), Cell Genesys, Inc. (as member of the Scientific Advisory Board), ImClone Systems Incorporated, a publicly traded biopharmaceutical company (as member of Scientific Advisory Board, Board of Directors and Executive Committee from 2006 until it was purchased in 2008), Cellectis SA, a publicly traded genome engineering company (as member of Board of Directors from 2007 until 2011), Biogen Idec Inc., a publicly traded biotechnology company (as member of the Board of Directors since 2009) and Kadmon Pharmaceuticals, a privately held company (as vice-chairman of the Board of Directors from 2010-2013). He has also served on the National Institutes of Health’s Recombinant DNA Advisory Committee and on the U.S Food and Drug Administration Biological Response Modifiers Advisory Committee.

A Professor of Genetics at Harvard Medical School for almost 15 years, Professor Mulligan’s deep knowledge in the genetics field provides our Board of Directors with an important understanding of the scientific issues that pharmaceutical companies face. His involvement in and connections with the academic and research communities provide our Board of Directors with a unique scientific perspective and with key access to other scholars and researchers in the field.

Thomas F. Deuel, M.D. (age 78) – Dr. Deuel has served as a director of the Company since April 2010. Dr. Deuel is currently a Professor of Molecular and Experimental Medicine and Cell Biology, Director of the Division of Molecular Oncology, Department of Molecular and Experimental Medicine, and Director of the Vascular Biology Affinity Group at The Scripps Research Institute and has served in such positions since February 2002. In addition, since 1998, Dr. Deuel has served as a Professor of Medicine at Harvard Medical School, where he is currently a Professor Emeritus. From 1996 to 2002, Dr. Deuel served as a Director, Division of Growth Regulation at Beth Israel Hospital, Boston, Massachusetts and, prior to that, was a Professor of Medicine and Biochemistry and the head of Oncology Services at the Washington University School of Medicine, St. Louis, Missouri. Dr. Deuel is a member of the Institute of Medicine at the National Academy of Sciences. Dr. Deuel is also President of the Edward R. Mallinckrodt Foundation, St. Louis, Missouri. He has served on various editorial boards, including the Journal of Clinical Investigation and Blood, and currently is on the Editorial Board of Current Opinion in Hematology and Section Editor for Vascular Biology. Dr. Deuel has served and continues to serve on numerous scientific advisory boards for various companies, including the scientific advisory board of ImClone Systems Incorporated, a publicly-traded biopharmaceutical company, during the existence of such board (from 1988 to 2001). From July 2007 to November 2008, Dr. Deuel served on ImClone’s board of directors. Dr. Deuel has earned many professional honors and awards and holds an M.D. from Columbia University and an A.B. from Princeton University.

Dr. Deuel, a professor at both The Scripps Research Institute and Harvard Medical School, brings to our Board of Directors many years of experience with scientific and medical research, particularly in the areas of molecular medicine and oncology. A noted researcher, Dr. Deuel’s involvement in and connections with the academic and research communities provide our Board of Directors with a unique scientific perspective and key access to other scholars and researchers in the field.

George W. Hebard III (age 40) – Mr. Hebard has served as our Interim Principal Executive Officer and Interim Chief Operating Officer since May 2012. Mr. Hebard was appointed as a director of the Company on February 27, 2012. From September 2011 to April 2012, Mr. Hebard was a Managing Director at Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. Prior to joining Mr. Icahn, from 2005 to 2011, Mr. Hebard served as a Managing Director at Blue Harbour Group, an investment firm in Greenwich, Connecticut. Prior to Blue Harbour Group, Mr. Hebard served as a Managing Director at Ranger Partners from 2002 to 2003, and prior to Ranger Partners, Mr. Hebard was an Associate at Icahn Associates Corp. from 1998 to 2002. He has an MBA from INSEAD and an A.B. in Economics from Princeton University.

Mr. Hebard brings to our Board of Directors 15 years of experience working in finance and investment management, including a strong record as a financial sophisticated investor and a broad understanding of the operational, financial and strategic issues facing public and private companies.

Robert LeBuhn (age 80) – Mr. LeBuhn has served as a director of the Company since August 1994. Mr. LeBuhn is a private investor and has served on a number of corporate and non-profit boards. Mr. LeBuhn has been a Trustee of the Geraldine R. Dodge Foundation since 1980. The Foundation is one of the largest supporters of the arts in the state of New Jersey while also funding other areas of special interest to Mrs. Dodge: public issues, secondary education and animal welfare. He serves on the Investment Committee of the Board of the New Jersey Performing Arts Center. In 2011, Mr. LeBuhn became a trustee of the New Jersey Symphony Orchestra. Mr. LeBuhn is an investment advisor to the Sidney E. Frank Foundation. Mr. LeBuhn was Chairman (1992-1994) and President (1984-1992) of Investor International (U.S.), Inc. New York, a subsidiary of Investor AB of Stockholm, Sweden. Investor AB is part of the Wallenberg Group of Swedish companies, the most notable of which are: ABB, ASTRA-ZENECA, Atlas-Copco, Scania, Electrolux and L. M. Ericsson. Mr. LeBuhn began his investment career at Cyrus J. Lawrence & Sons, in New York in 1957 and served with the Rothschild Inc. group (formerly New Court Securities Inc.) from 1981-1984. He also was an investment advisor to the Sid W. Richardson/Perry R. Bass interests of Fort Worth from 1962-1972. Mr. LeBuhn also served on the Board of US Airways, Inc. and its predecessor airlines for over 37 years, retiring in 2002. Mr. LeBuhn is a director of Fiberforge, a developer of lightweight advanced composite parts.

Mr. LeBuhn’s extensive experience as an investor has provided him with a valuable knowledge of the complex financial issues faced by entities such as the Company. Appointed to our Board of Directors in 1994, Mr. LeBuhn is also the longest-serving Company director, which enables him to provide a deep institutional knowledge of the Company.

Robert C. Salisbury (age 69) – Mr. Salisbury has served as a director of the Company since May 2005. In 1998, Mr. Salisbury retired from Pharmacia & Upjohn, Inc., where he had most recently served as Executive Vice President and Chief Financial Officer. Previously, Mr. Salisbury served as Executive Vice President, Finance and Chief Financial Officer at The Upjohn Company. Mr. Salisbury first joined The Upjohn Company in 1974 and over a career of more than 20 years, he served in various management posts in finance and strategic planning. Mr. Salisbury also serves as a director of Asterand plc, a publicly- traded supplier of human tissue and human tissue-based research services. From 1998 to 2007, Mr. Salisbury was a director of Viragen, Inc., a publicly-traded biopharmaceutical company.

Mr. Salisbury brings wide-ranging experience to our Board of Directors, including 20 years of corporate service with two pharmaceutical companies. From this experience, Mr. Salisbury developed an array of skills, specifically in the areas of strategic and financial planning, which he draws upon in his roles as a member of our Board of Directors and as an audit committee financial expert on the Finance and Audit Committee of our Board of Directors.

Richard A. Young, Ph.D. (age 59) – Dr. Young has served as a director of the Company since April 2010. Dr. Young is a member of the Whitehead Institute and a Professor of Biology at the Massachusetts Institute of Technology. Dr. Young has been a member of the Whitehead Institute since 1984. In 2006, Scientific American recognized Dr. Young as one of the top 50 leaders in science, technology and business. His other awards include a Burroughs Wellcome Scholarship, the Chiron Corporation Biotechnology Research Award and Yale’s Wilbur Cross Medal. Dr. Young has served as an advisor to Science magazine, the National Institutes of Health and the World Health Organization and received his Ph.D. from Yale University in 1975.

Dr. Young, whose research focuses on the regulatory circuitry that controls gene expression programs in cells, brings to our Board of Directors valuable knowledge in disease mechanisms and the development of new diagnostics and therapeutics. His involvement in and connections with the academic and research communities provide our Board of Directors with a unique scientific perspective and with key access to other scholars and researchers in the field.

There are no family relationships among any of our directors or executive officers.

EXECUTIVE OFFICERS

Set forth below is certain biographical information regarding our executive officers as of April 18, 2013.

George W. Hebard III – For certain biographical information regarding Mr. Hebard, see “Directors” above.

Timothy G. Daly (age 41) – Mr. Daly has served as our Vice President, Controller and Chief Accounting Officer since December 2011. Prior to joining the Company, Mr. Daly served as Director, Finance of ImClone Systems, a wholly owned subsidiary of Eli Lilly and Company, during which he served in various operational finance roles. Mr. Daly holds a B.A.S. in Accounting from Rider University.

Andrew Rackear (age 59) – Mr. Rackear has served as our General Counsel and Secretary since April 2010, and also as Chief Compliance Officer since September 2010. Since July 2011, Mr. Rackear has also served as head of Human Resources. Prior to joining our company, Mr. Rackear served as Senior Vice President and General Counsel for NPS Pharmaceuticals, and Vice President and General Counsel for Chugai Pharma USA and Amersham Biosciences Corp, where he also served as president of North American operations. Prior to that, Mr. Rackear engaged in litigation and commercial law practice at Marks & Murase (now Bingham McCutchen) and served as associate general counsel at Sharp Electronics Corp. Mr. Rackear holds a J.D. from New York University School of Law.

CORPORATE GOVERNANCE

Standing Committees of our Board of Directors

Our Board of Directors currently has the following standing committees: Finance and Audit Committee, Compensation Committee and Governance and Nominating Committee.

Finance and Audit Committee. The Finance and Audit Committee currently consists of Mr. Salisbury (Chairman), Mr. LeBuhn and Dr. Young. The Finance and Audit Committee is independent as defined by the listing standards of The NASDAQ Stock Market (“NASDAQ”), and Messrs. Salisbury and Lebuhn each satisfy the definition of audit committee financial expert as determined by the Securities and Exchange Commission (the “SEC”). The primary purpose of the Finance and Audit Committee is to assist our Board of Directors in its oversight responsibilities by monitoring the integrity of our company’s financial reporting process and financial statements, the systems of internal controls and controls over financial reporting, our company’s compliance with legal and regulatory requirements, and the performance and independence of our company’s independent registered public accounting firm. The Finance and Audit Committee meets periodically with management to consider the adequacy of our company’s internal controls and the financial reporting process. The Finance and Audit Committee also discusses these matters with our company’s independent registered public accounting firm. The Finance and Audit Committee reviews our financial statements and discusses them with management and our company’s independent registered public accounting firm before those financial statements are filed with the SEC. The charter of the Finance and Audit Committee may be found on our website at www.enzon.com. The Finance and Audit Committee held six meetings during the fiscal year ended December 31, 2012.

Compensation Committee. The Compensation Committee currently consists of Mr. LeBuhn (Chairman), Dr. Deuel and Dr. Young. Each member of the Compensation Committee is independent as defined by NASDAQ listing standards. The primary duties and responsibilities of the Compensation Committee are to oversee our overall compensation structure, policies and programs, and assess whether our compensation structure establishes appropriate incentives for management and employees, to administer our incentive-compensation and equity-based compensation plans, to review and approve corporate goals and objectives relevant to the compensation of our Principal Executive Officer and set the compensation of other executive officers based upon the recommendation of our Principal Executive Officer, and to review and recommend employment agreements and severance arrangements for senior officers, including change of control provisions, plans or agreements, among other things.

During a portion of 2012, Ms. Stancic, our former Principal Executive Officer, Executive Vice President, Chief Operating Officer and Chief Financial Officer, in such capacity, conducted performance reviews of members of executive management and made recommendations to the Compensation Committee on compensation, including salary increases, bonuses and equity grants, based on her assessment of the individual’s performance as measured against that individual’s targeted performance goals. Upon Ms. Stancic’s departure in May 2012, Mr. Hebard was appointed as our Interim Principal Executive Officer and Interim Chief Operating Officer and, in such capacity, conducted these performance reviews. The Compensation Committee, in consultation with Radford and our other independent directors, reviewed these recommendations and approved, with any modifications it considered appropriate, the compensation.

The Compensation Committee has the authority to retain, at our expense, such outside counsel, experts and other advisors as it determines appropriate to assist it in the performance of its functions, including the sole authority to retain and terminate any compensation consultant and to approve the consultant’s fees and other retention terms. In September 2011, the Compensation Committee retained Radford, an Aon Hewitt Consulting Company (“Radford”) to assist the Compensation Committee with its responsibilities for 2012 compensation decisions. Neither Radford nor its affiliates performed services unrelated to executive compensation that exceeded $120,000 in 2012.

The charter of the Compensation Committee may be found on our website at www.enzon.com. There were seven meetings of the Compensation Committee during the fiscal year ended December 31, 2012.

Governance and Nominating Committee. The Governance and Nominating Committee currently consists of Professor Mulligan (Chairman), Dr. Denner and Messrs. Salisbury and LeBuhn. Each member of the Governance and Nominating Committee is independent as defined by NASDAQ listing standards. The committee reviews and sets corporate governance policy and is responsible for making recommendations to our Board of Directors on organization and procedures, performance evaluation of our Board of Directors and individual directors, and nomination of directors. The Governance and Nominating Committee’s Charter may be found on our website at www.enzon.com. There were five meetings of the Governance and Nominating Committee during the fiscal year ended December 31, 2012.

Code of Conduct

Our Board of Directors has adopted a Code of Conduct that is applicable to all of our directors, officers and employees. Any material changes made to the Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed on our website at www.enzon.com within four business days of such material change or waiver. A copy of our Code of Conduct is available on the Corporate Governance page of our website at www.enzon.com or upon request, without charge, by contacting our Investor Relations Department by calling (732) 980-4500 or through an e-mail request to investor@enzon.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in Common Stock by our executive officers and directors and owners of 10% or more of outstanding Common Stock are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based solely on our review of these reports and written representations from certain reporting persons, during the fiscal year ended December 31, 2012, all such reports were filed in a timely manner.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee, in consultation with our other independent directors, determines all compensation paid or awarded to our executive officers. The following discussion describes the objectives of our compensation programs, including the philosophy and policies behind the programs, the elements of our compensation programs, and the impact of regulatory requirements on our compensation decisions and programs. The following discussion focuses on compensation relating to the following individuals, who were our named executive officers for fiscal year 2012 and whom we refer to in this Form 10-K/A as our named executive officers:

•	George W. Hebard III, our current Interim Principal Executive Officer and Interim Chief Operating Officer since May 2012;

•	Timothy G. Daly, our current Vice President, Controller and Chief Accounting Officer;

•	Andrew Rackear, our current Vice President and General Counsel;

•	Ana I. Stancic, our former Principal Executive Officer, Executive Vice President, Chief Operating Officer and Chief Financial Officer, whose employment ceased in May 2012;

•	Aby Buchbinder, our former Vice President, Clinical Development, whose employment ceased in February 2013; and

•	Charles Conover, our former Senior Vice President of Research & Development, Program Management, whose employment ceased in March 2013.

Objectives of Our Compensation Program

Compensation Philosophy and Policies

The philosophy of our compensation programs has been to enhance our performance and stockholder value by aligning the financial interests of our senior managers with those of our stockholders, while keeping the overall compensation package competitive. The compensation package for officers has included a number of components. The combination of base salary, annual incentives and incentives that we have provided to our executives has been designed to be competitive with those of comparable companies and to align executive performance with the interests of our stockholders. The package has been designed to align individual compensation with our performance based on the following principles:

•	pay for the achievement of business and strategic objectives as well as individual strategic, management and development goals;

•	pay competitively, with compensation set at levels that will retain key employees; and

•	align the compensation of executive officers with the interests of stockholders through equity.

The Compensation Committee has focused on our strategic objectives and the need to retain unique talent to achieve those objectives. In addition to reviewing the competitive landscape of the biotechnology industry, the Compensation Committee has considered, through strategic analysis, our specific needs to enhance stockholder value. Along those lines, the Compensation Committee has periodically monitored its compensation philosophy and objectives with a view toward making changes as appropriate in light of our company’s strategic objectives.

Compensation Consultant; Compensation Peer Group

For 2012 compensation decisions, the Compensation Committee engaged Radford, an Aon Hewitt company, as its outside compensation consultant to assist the Compensation Committee with determinations concerning compensation levels and mix for our named executive officers. As part of its engagement, Radford analyzed data from, and identified, a peer group for 2012 compensation decisions focusing primarily on companies that operated in the biotechnology and pharmaceutical industries and were comparable to Enzon in terms of stage of development, number of employees, market capitalization and potential for growth. In November 2011, Radford presented the Compensation Committee with this peer group. The Compensation Committee considered and discussed this peer group and determined that this peer group was an appropriate peer group to be used for purposes of determining 2012 executive compensation.

This peer group consisted of the following 23 companies:

Achillion Pharmaceuticals, Inc.	Ardea Biosciences, Inc.

ARIAD Pharmaceuticals, Inc.	ArQule, Inc.

Astex Pharmaceuticals, Inc.	AVEO Pharmaceuticals, Inc.

Cell Therapeutics, Inc.	Celldex Therapeutics, Inc.

Exelixis, Inc.	ImmunoGen, Inc.

Infinity Pharmaceuticals, Inc.	Inhibitex, Inc.

Keryx Biopharmaceuticals, Inc.	Maxygen, Inc.

Medivation, Inc.	Micromet, Inc.

NPS Pharmaceuticals, Inc.	Novavax, Inc.

Oncothyreon Inc.	Pharmacyclics, Inc.

Sangamo BioSciences, Inc.	Synta Pharmaceuticals Corp.

ZIOPHARM Oncology, Inc.

Radford’s presentation to our Compensation Committee noted that our market capitalization as of October 21, 2011 ranked in the 57th percentile of companies comprising the peer group used for 2012 executive compensation decisions.

Based on this peer group, the Compensation Committee, in consultation with our other independent directors, set 2012 target compensation for our executive officers at the 50th percentile of compensation paid to similarly situated executives of the companies comprising this peer group. The Compensation Committee believed that setting 2012 target compensation at the 50th percentile provided competitive overall compensation targets to retain experienced executive talent, drive their performance and reward the achievement of challenging goals. For comparison purposes, 2011 target compensation for our executive officers was set between the 50th and 75th percentiles of compensation paid to similarly situated executives of the companies that comprised the peer group for 2011 compensation decisions.

For 2013 compensation decisions, the Compensation Committee again engaged Radford as its outside compensation consultant to assist the Compensation Committee with determinations concerning compensation levels and mix for our named executive officers. As part of its engagement, Radford analyzed data from, and identified, a peer group for 2013 compensation decisions focusing primarily on companies that operated in the biotechnology and pharmaceutical industries and were comparable to Enzon in terms of stage of development, number of employees, market capitalization and potential for growth. In identifying this peer group, Radford recommended maintaining approximately the same selection criteria as was used to select the peer group for 2012 compensation decisions. This peer group consists of the following 17 companies:

Achillion Pharmaceuticals, Inc.	Ardea Biosciences, Inc.

ArQule, Inc.	AVEO Pharmaceuticals, Inc.

Cell Therapeutics, Inc.	Celldex Therapeutics, Inc.

Exelixis, Inc.	Infinity Pharmaceuticals, Inc.

Keryx Biopharmaceuticals, Inc.	NPS Pharmaceuticals, Inc.

Novavax, Inc.	Oncothyreon Inc.

Sangamo BioSciences, Inc.	Sarepta Therapeutics, Inc.

Tangacept, Inc.	Synta Pharmaceuticals Corp.

ZIOPHARM Oncology, Inc.

In September 2012, Radford presented the Compensation Committee with this new peer group. The Compensation Committee considered and discussed this new peer group and determined that this new peer group was an appropriate peer group to be used for purposes of determining 2013 executive compensation.

Radford’s presentation to our Compensation Committee noted that our market capitalization as of September 20, 2012 ranked in the 26th percentile of companies comprising the peer group used for 2013 executive compensation decisions.

Based on this peer group, the Compensation Committee, in consultation with our other independent directors, generally set 2013 target compensation for our executive officers at around the 50th percentile of compensation paid to similarly situated executives of the companies comprising this new peer group.

Role of Stockholder Advisory Vote to Approve Compensation of Named Executive Officers

At our 2012 annual meeting of stockholders, over 97% of the votes cast on a proposal to approve, on an advisory basis, the compensation of our named executive officers voted in favor of that proposal. The Compensation Committee believes this affirms our stockholders’ support of our approach to executive compensation and did not substantially change its approach for fiscal year 2012.

Compensation Consultant and Conflict of Interest Analysis

The Compensation Committee has considered the relationships that Radford has had with our company, the members of the Compensation Committee and our executive officers, as well as the policies that Radford has in place to maintain its independence and objectivity, and has determined that the work performed by Radford did not raise any conflict of interest.

Components of the Compensation Package

For fiscal year 2012, the compensation package for each of our named executive officers consisted of the following elements:

•	base salary;

•	annual performance-based incentive;

•	stock incentive programs;

•	change of control and severance benefits; and

•	various other benefits.

In addition, most of our named executive officers are or were parties to severance agreements providing for change of control and severance payments.

For fiscal year 2012, there was no pre-established policy or target for the allocation between either cash or non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee, in consultation with Radford and our other independent directors, determined the appropriate level and mix of incentive compensation.

The elements of the compensation package were determined and allocated with consideration of comparisons to the peer group. Each element of the compensation package and the allocation of such elements were proposed by management and reviewed and approved by the Compensation Committee, in consultation with Radford and our other independent directors.

Base Salary

For fiscal year 2012, the Compensation Committee aimed to set base salaries at levels that were competitive with those paid to senior executives at companies included in the peer group. The Compensation Committee believed that this would allow us to retain the executive talent required to lead our company, since we competed with a large number of companies in the biopharmaceutical industry, including large pharmaceutical companies, for executive talent. Salaries have been reviewed annually and in connection with promotions. The peer group was considered in making salary determinations to align our pay practices with other companies in the biotechnology industry. Individual job performance was also considered in setting salaries. During a portion of 2012, Ms. Stancic, our former Principal Executive Officer, Executive Vice President, Chief Operating Officer and Chief Financial Officer, in such capacity, conducted performance reviews of members of executive management and made recommendations to the Compensation Committee on salary, including salary increases, based on her judgment of the individual’s performance, using the following criteria for evaluation: attainment of job accountabilities and functional goals, achievement of corporate objectives, individual performance, leadership qualities, strategic contribution and adoption of our corporate values. Following Ms. Stancic’s departure in May 2012, Mr. Hebard was appointed as our Interim Principal Executive Officer and Interim Chief Operating Officer and, in such capacity, conducted these performance reviews. The Compensation Committee, in consultation with Radford and our other independent directors, reviewed these recommendations and approved the annual salary and salary increases, with any modifications it considered appropriate based on its own interaction with executive management and review of accomplishments.

The following discussion provides information concerning the base salaries for our named executive officers.

George W. Hebard III. Mr. Hebard, who was appointed as our Interim Principal Executive Officer and Interim Chief Operating Officer in May 2012, began with an annual base salary of $395,000 commencing as of the date of his appointment. The Compensation Committee, in consultation with our other independent directors, approved a 8.9% increase in Mr. Hebard’s 2013 annual base salary from Mr. Hebard’s 2012 annual base salary.

Timothy G. Daly. Mr. Daly began fiscal year 2012 with an annual base salary of $215,000. The Compensation Committee, in consultation with our other independent directors, approved a 3% increase in Mr. Daly’s 2013 annual base salary from Mr. Daly’s 2012 annual base salary.

Andrew Rackear. Mr. Rackear began fiscal year 2012 with an annual base salary of $339,500. The Compensation Committee, in consultation with our other independent directors, approved a 2.5% increase in Mr. Rackear’s 2013 annual base salary from Mr. Rackear’s 2012 annual base salary.

Ana I. Stancic. Ms. Stancic began fiscal year 2012 with an annual base salary of $482,000 until her departure in May 2012.

Aby Buchbinder. Dr. Buchbinder began fiscal year 2012 with an annual base salary of $350,181. The Compensation Committee, in consultation with our other independent directors, approved a 2.5% increase in Dr. Buchbinder’s 2013 annual base salary from Dr. Buchbinder’s 2012 annual base salary.

Charles Conover. Dr. Conover began fiscal year 2012 with an annual base salary of $300,000. The Compensation Committee, in consultation with our other independent directors, approved a 2.5% increase in Dr. Conover’s 2013 annual base salary from Dr. Conover’s 2012 annual base salary.

Annual Performance-Based Incentive Compensation

We maintain an incentive program that provides an opportunity for officers and employees to earn annual cash incentive awards based upon corporate performance and their individual performance. The incentive potential is stated as a percentage of the officer’s or employee’s base salary and varies by position. Actual incentives are calculated after the end of the fiscal year based on a review of corporate performance achievements and individual performance achievements.

Set forth below are the fiscal year 2012 target bonuses and the fiscal year 2012 actual bonuses that we made to our named executive officers with respect to fiscal year 2012 performance. We paid the fiscal year 2012 actual bonuses in March 2013.

Name and Title of Executive Officer	2012 Target Cash Bonus (as % of base salary)	2012 Cash Bonus Range (as % of base salary)	2012 Actual Cash Bonus Award ($)	2012 Actual Cash Bonus Award (as a % of base salary)
George W. Hebard III, Interim Principal Executive Officer and Interim Chief Operating Officer(1)	50%	0-50%	$—	—%
Timothy G. Daly Vice President, Controller and Chief Accounting Officer	25%	0-25%	$39,775	19%
Andrew Rackear Vice President and General Counsel	35%	0-35%	$87,633	26%
Ana I. Stancic Former Principal Executive Officer, Executive Vice President, Chief Operating Officer and Chief Financial Officer(2)	—%	—%	$—	—%
Aby Buchbinder Former Vice President of Clinical Development	35%	0-35%	$85,794	25%
Charles Conover Former Senior Vice President of Research & Development, Program Management	35%	0-35%	$72,450	24%

(1)	Mr. Hebard was appointed as our Interim Principal Executive Officer and Interim Chief Operating Officer in May 2012. Mr. Hebard did not receive a cash bonus award for fiscal year 2012.

(2)	Ms. Stancic was not eligible for a fiscal year 2012 cash incentive award as her employment ceased in May 2012.

Corporate performance goals and weightings for our fiscal year 2012 annual incentives were proposed by our management and reviewed and discussed by the Compensation Committee. Our Board of Directors approved these corporate performance goals and weightings in January 2012. For fiscal year 2012, all of the named executive officers had the same corporate performance goals upon which fiscal year 2012 cash incentive awards were based. These corporate performance goals included the following clinical, operational/financial, business development and compliance goals:

Clinical Goals

•	completing dose escalation portion of Phase 1a AR protocol by the end of fiscal year 2012 (including enrollment of up to 3 patients in Cohort H *(18mg/kg), assuming no DLTs are observed in Cohort E, F, and G (6.5, 10, 14 mg/kg)

•	obtaining clinical efficacy data (PSA drop) for AR Phase 1a go/no-go by the end of fiscal year 2012

Operational/Financial Goals

•	operating within budgetary guidelines and continue to assess opportunities to further reduce our operating expenses

•	building, retaining and developing key personnel in alignment with our strategy

Business Development Goals

•	executing strategic opportunities as approved by our Board of Directors

•	completing a Neuroblastoma briefing document by the end of the first quarter of fiscal year 2012 and having a term sheet in place for PEG-SN38 by the end of fiscal year 2012

•	entering into at least one external collaboration for Pegylation technology

Compliance Goals

•	continuously striving for 100% compliance with policies, regulations & code of conduct

•	conducting a risk assessment to ensure proper corporate and governance processes and procedures are in place

Our Board of Directors reviewed and discussed corporate performance achievements in fiscal year 2012 relative to fiscal year 2012 corporate performance goals. Overall, our Board of Directors determined that we achieved approximately 65% of fiscal year 2012 corporate performance goals, taking into account the weightings assigned to each corporate performance goal. These achievements included the following:

•	partial achievement of clinical goals;

•	achievement of operational/financial goals;

•	achievement of business development goals (in particular, we entered into a strategic research, development and licensing collaboration with Zhejiang Hisun Pharmaceuticals Co. Ltd for PEG-SN38 in China); and

•	achievement of compliance goals.

Individual goals and weightings for our named executive officers and employees were established in alignment with overall corporate performance goals. In addition, a majority of our named executive officers had specific functional goals set at the start of the fiscal year that are based on business criteria. Individual goals and weightings for each participant varied, depending on the participant’s position and areas of responsibility and the participant’s effect on our corporate performance. As with evaluating salary increases, the evaluation considered the individual’s performance using the following criteria for evaluation: attainment of job accountabilities and functional goals, achievement of corporate objectives, individual performance, leadership qualities, strategic contribution and adoption of our corporate values. Targets were developed with the expectation that their achievement would be attainable but ambitious and that there would be a meaningful risk that targets would not be achieved and payments would not be made at all or would be made at less than 100%. This uncertainty helped to ensure that any payments made to named executive officers who had pre-established individual performance goals under this program were performance-based. Achievement of the individual goals is reviewed in consideration of our management’s cash incentive for fiscal year 2012. Set forth below is a description of the 2012 individual performance goals applicable to our named executive officers, as well as the assessment by the Compensation Committee, in consultation with our other independent directors, of how each officer performed with respect to any applicable goals.

George W. Hebard III. Mr. Hebard, who was appointed as our Interim Principal Executive Officer and Interim Chief Operating Officer in May 2012, had a pre-established target bonus of 50% of his base salary, but did not have pre-established individual performance goals for fiscal year 2012. The Compensation Committee, in consultation with our other independent directors, reviewed and discussed Mr. Hebard’s fiscal year 2012 individual achievements, including the following achievements:

2012 Performance Achievements
•	on-plan enrollment in AR study through the occurrence of dose limiting toxicity
•	initiation of wind-down of clinical development operations.
•	execution of $2.00 per share special dividend
•	review of strategic alternatives and engagement of financial advisor for review of a possible sale of the company
•	initiation of significant cost reduction plans

While the Compensation Committee and our other independent directors recognized Mr. Hebard’s fiscal year 2012 achievements, they did not approve a fiscal year 2012 cash incentive award for Mr. Hebard because they believed that his existing overall compensation package was already competitive in light of the fact that Mr. Hebard’s employment did not begin until May 2012.

Timothy G. Daly. Mr. Daly, who was appointed as our Vice President, Controller and Chief Accounting Officer in December 2011, had a pre-established target bonus of 25% of his base salary, but did not have pre-established individual performance goals for fiscal year 2012. Nevertheless, the Compensation Committee, in consultation with our other independent directors, reviewed and discussed Mr. Daly’s fiscal year 2012 individual achievements, including the following achievements:

2012 Performance Achievements
•	execution of $2.00 per share special dividend
•	initiation of significant cost reduction plans
•	completion of sale of net operating losses in the State of New Jersey, pursuant to its technology business tax certificate transfer program

In recognition of, among other things, our achievement of approximately 65% of our corporate performance goals and Mr. Daly’s fiscal year 2012 individual achievements, the Compensation Committee, in consultation with our other independent directors, reviewed and approved a fiscal year 2012 cash incentive award for Mr. Daly equal to 19% of his fiscal year 2012 base salary.

Andrew Rackear. Mr. Rackear’s individual performance goals and weightings for his fiscal year 2012 cash incentive potential were established by our former principal executive officer. Mr. Rackear had a pre-established target bonus of 35% of his base salary. Mr. Rackear’s fiscal year 2012 individual performance goals and his fiscal year 2012 individual performance achievements relative to these goals included the following:

2012 Performance Goals		2012 Performance Achievements
•	ensure compliance with U.S. securities laws, rules and regulations	•	goal was achieved
•	ensure compliance with internal policies, code of conduct
•	provide effective legal support for all business development and strategic initiatives approved by our Board of Directors	•	goal was achieved
•	develop and implement appropriate programs and incentives to attract and retain highly qualified and motivated employees	•	goal was achieved
•	transition patent portfolios in a cost effective manner that protects our key intellectual property	•	goal was largely achieved
•	provide timely, effective and pragmatic legal support of business functions within approved budget parameters	•	goal was achieved

Mr. Hebard reviewed Mr. Rackear’s 2012 individual performance achievements relative to his fiscal year 2012 individual performance goals with the Compensation Committee and our other independent directors for purposes of assessing his fiscal year 2012 cash incentive award. In recognition of, among other things, our achievement of approximately 65% of our corporate performance goals and Mr. Rackear’s fiscal year 2012 individual performance achievements, the Compensation Committee, in consultation with our other independent directors, approved a fiscal year 2012 cash incentive award for Mr. Rackear equal to 26% of his fiscal year 2012 base salary.

Ana I. Stancic. Ms. Stancic was not eligible for a fiscal year 2012 cash incentive award as her employment ceased in May 2012.

Aby Buchbinder. Dr. Buchbinder’s individual performance goals and weightings for his fiscal year 2012 cash incentive potential were established by our former principal executive officer. Dr. Buchbinder had a pre-established target bonus of 35% of his base salary. Dr. Buchbinder’s fiscal year 2012 individual performance goals and his fiscal year 2012 individual performance achievements relative to these goals included the following:

2012 Performance Goals		2012 Performance Achievements
•	AR – Conduct and supervise medical monitoring of Phase 1 study	•	goal was largely achieved
•	PEG-SN38 – Write medical and technical component of Neuroblastoma briefing document by end of 1Q	•	goal was achieved
•	HIF-1a – Draft and review data and study reports for the Phase 1 studies by end of 3Q	•	goal was achieved
•	Survivin – Review data and study report for the Phase 1 studies by end of 4Q	•	goal was achieved
•	Pegylation – Provide clinical input for the ongoing internal and external program	•	goal was achieved
•	Business Development – present clinical and preclinical data for EZN programs as required	•	goal was achieved

Mr. Hebard reviewed Dr. Buchbinder’s 2012 individual performance achievements relative to his fiscal year 2012 individual performance goals with the Compensation Committee and our other independent directors for purposes of assessing his fiscal year 2012 cash incentive award. In recognition of, among other things, our achievement of approximately 65% of our corporate performance goals and Dr. Buchbinder’s fiscal year 2012 individual performance achievements, the Compensation Committee, in consultation with our other independent directors, approved a fiscal year 2012 cash incentive award for Dr. Buchbinder equal to 25% of his fiscal year 2012 base salary.

Charles Conover. Dr. Conover’s individual performance goals and weightings for his fiscal year 2012 cash incentive potential were established by our former principal executive officer. Dr. Conover had a pre-established target bonus of 35% of his base salary. Dr. Conover’s fiscal year 2012 individual performance goals and his fiscal year 2012 individual performance achievements relative to these goals included the following:

2012 Performance Goals		2012 Performance Achievements
•	chair R&D Monthly Review Committee meeting to align priorities and resources across the portfolio to achieve Company goals	•	goal was achieved
•	monitor clinical operation activities to ensure progression of clinical trials	•	goal was largely achieved
•	lead business development and technical team to continue engagement of potential external PEG collaborations	•	goal was largely achieved
•	oversee PEGylation initiative to deliver lead compound candidates for one internal program	•	goal was largely achieved
•	oversee program management activities to ensure completion on clinical study reports	•	goal was achieved
•	liaise with Hisun on Joint Steering Committee to ensure collaborative relationship on PEG-SN38/PEG-paclitaxel tech transfer and initiation on a new program	•	goal was achieved
•	liaise with Santaris as Joint Steering Committee co-chair to ensure collaborative relationship on science and CMC in line with contractual responsibilities	•	goal was achieved
•	ensure GXP compliance	•	goal was achieved

Mr. Hebard reviewed Dr. Conover’s 2012 individual performance achievements relative to his fiscal year 2012 individual performance goals with the Compensation Committee and our other independent directors for purposes of assessing his fiscal year 2012 cash incentive award. In recognition of, among other things, our achievement of approximately 65% of our corporate performance goals and Dr. Conover’s fiscal year 2012 individual performance achievements, the Compensation Committee, in consultation with our other independent directors, approved a fiscal year 2012 cash incentive award for Dr. Conover equal to 24% of his fiscal year 2012 base salary.

No corporate or individual performance goals for fiscal year 2013 have been established.

Stock Incentive Programs

The Compensation Committee believes that stock incentive programs directly link the amounts earned by officers with the amount of appreciation realized by our stockholders. Equity-based awards also serve as a critical retention incentive. Stock incentive programs have always been viewed as a major means to retain highly qualified executives and key personnel and have always been a major component of the compensation package, consistent with practices throughout the pharmaceutical and biotechnology industries. Our stock incentive programs are structured to encourage key employees to continue in our employ and motivate performance that will meet the expectations of stockholders. In determining the size of any option or restricted stock or restricted stock unit award, the Compensation Committee considers the individual’s position, past performance and potential, the desired retention incentive, and market practices and levels.

The Compensation Committee generally considers and makes grants of equity-based awards, such as stock options and restricted stock units, to executive officers once a year coinciding with annual performance reviews. Equity-based awards may also be granted at other times during the year in connection with promotions or for new hires or as special performance awards. Equity-based awards to members of executive management have been made under our 2001 Incentive Stock Plan and 2011 Stock Option and Incentive Plan (which replaced the 2001 Incentive Stock Plan in May 2011). Options are granted with the exercise price equal to the last reported sale price of our Common Stock on the date of grant and expire ten years after the date of the grant. Restricted stock units represent full value shares of our common stock. Vesting on most equity-based awards occurs over a three to four year period, which is designed to encourage retention. The amount and combination of equity grants, as well as the vesting period, is determined by the Compensation Committee with the intention of providing performance incentive and retention.

Change of Control and Severance Benefits

In January 2013, Radford reviewed the change of control and severance benefits then in effect with respect to key employees (other than our Principal Executive Officer) with a view toward recommending changes as appropriate in light of our then strategic objectives in connection with the sale review process that we had announced in December 2012 and which we recently concluded. The Compensation Committee, in consultation with Radford and our other independent directors, reviewed these recommendations and approved these changes, with any modifications it considered appropriate. A discussion of change of control and severance benefits with respect to our named executive officers are described below under “Executive Officer Severance Agreements.”

Other Benefits

We previously maintained the 2007 Employee Stock Purchase Plan, pursuant to which all eligible employees (including our executive officers) who choose to participate in the plan have deductions made by us from their compensation to purchase our Common Stock semi-annually on March 31 and September 30 of each year, at a purchase price equal to 85% of the reported last sale price of our Common Stock on either the first or last day of each six-month offering period, whichever is less. Our executive officers have participated in this plan. Our Board of Directors has approved termination of this plan, with termination to be effective on June 28, 2013.

We previously maintained the Enzon Pharmaceuticals Savings and Investment Plan, a tax-qualified defined contribution plan for the benefit of all of our employees (including our executive officers) that also provided for a discretionary matching contribution by our company. Our executive officers have participated in this plan. Our Board of Directors has approved termination of this plan, with termination to be effective on June 28, 2013.

Executive officers participate in various medical, dental, life, disability and benefit programs that are generally made available to all employees. Certain of our executive officers also receive reimbursement for tax and financial planning services. The Compensation Committee has a policy in place providing that we will not make any additional payments to executive officers to make them whole with respect to taxes incurred in connection with any perquisites.

Executive Officer Severance Agreements

George W. Hebard III

Mr. Hebard is not covered by a severance or change in control agreement.

Timothy G. Daly

In February 2013, we entered into a severance agreement with Mr. Daly. Mr. Daly’s severance agreement provides that, in the event we terminate Mr. Daly’s employment without “Cause,” or in the event of a termination by Mr. Daly for “Good Reason,” and either such termination occurs within the period that commences 90 days before and ends one year after a “Change in Control,” then Mr. Daly will be entitled to receive: (i) his base salary through the date of termination; (ii) a pro-rated portion of his target bonus which would have been payable to him for the fiscal year in which termination occurs; (iii) a cash payment equal to one times his base salary at the time of termination; (iv) any deferred compensation and other unpaid amounts and benefits earned and vested prior to termination; (v) reimbursement for the total applicable premium cost for continued medical and dental coverage under COBRA for Mr. Daly and his family for a period of up to 12 months following termination; and (vi) executive outplacement assistance, as determined by us in our discretion. Mr. Daly’s severance agreement also provides that in the event of a “Change in Control,” all options, restricted stock and restricted stock units held by Mr. Daly will become fully vested and, if applicable, exercisable immediately prior to the effective date of the “Change in Control”.

Andrew Rackear

In September 2010, we entered into a severance agreement with Mr. Rackear. Under Mr. Rackear’s severance agreement, if we experience a change of control and Mr. Rackear’s employment is terminated without cause (as defined in the severance agreement) or for good reason (as defined in the severance agreement) within the period commencing 90 days before such change of control and ending one year after the change of control, Mr. Rackear will be entitled to receive: (i) a cash payment equal to any unpaid base salary through the date of termination, (ii) a cash payment equal to a prorated portion of the target bonus which would be payable for the fiscal year during which such termination occurs, (iii) a cash payment equal to one times the sum of his annual base salary and the target bonus which would be payable for the fiscal year in which such termination occurs, (iv) any deferred compensation or other unpaid amounts and benefits earned and vested prior to termination, (v) reimbursement for any medical and dental coverage available to Mr. Rackear and any family members for a period of up to 12 months commencing on the date of termination, (vi) all options to acquire shares of Common Stock shall fully vest prior to the effective date of the change in control, and any options not exercised prior to the effective date of the change in control shall terminate as of the effective date, and (vii) all shares of restricted stock and/or restricted stock units will fully vest.

Departure of Ana I. Stancic

In June 2012, we entered into a severance agreement and release of claims with Ms. Stancic in connection with her departure in May 2012. Pursuant to her severance agreement, Ms. Stancic received (i) a severance payment in the amount of $771,200, which equaled Ms. Stancic’s base salary and target bonus for fiscal year 2012 and (ii) a payment in the amount of $108,450, representing the prorated amount of Ms. Stancic’s target bonus for fiscal year 2012 for the period through the end of her employment. In addition, Ms. Stancic received or is entitled to receive $16,276 in reimbursement for the total applicable premium cost for medical, dental and vision continuation coverage for her and her family for a period of 13 months. We also provided Ms. Stancic with $7,600 in outplacement assistance. None of her then outstanding stock options or restricted stock units were accelerated in connection with her separation. Ms. Stancic agreed to release our company from any and all claims, including any and all claims arising from or during her employment or as a result of the end of her employment.

Departure of Aby Buchbinder

In February 2013, we entered into a severance agreement and release of claims with Dr. Buchbinder in connection with his departure in February 2013. Pursuant to his severance agreement, Dr. Buchbinder received (i) a payment in the amount of $20,307, representing the prorated amount of Dr. Buchbinder’s target bonus for fiscal year 2013 for the period through the end of his employment, (ii) a severance payment in the amount of $358,936, and (iii) a payment of $4,000 to assist Dr. Buchbinder with outplacement. In addition, Dr. Buchbinder is entitled to receive $15,024 in reimbursement for the total applicable premium cost for medical, dental and vision continuation coverage for him and his family for a period of 12 months. Pursuant to his severance agreement, the remaining restricted stock units granted to Dr. Buchbinder on September 22, 2010 will continue to vest such that he will become vested in such restricted stock units on the original vesting date (i.e. September 22, 2013) or, if earlier, the date a change in control occurs. In consideration for such continued vesting, Dr. Buchbinder has agreed to provide services as a consultant through December 31, 2013 at a rate of $175 per hour. Dr. Buchbinder agreed to release our company from any and all claims, including any and all claims arising from or during his employment or as a result of the end of his employment.

Departure of Charles Conover

In April 2013, we entered into a severance agreement and release of claims with Dr. Conover in connection with his departure on March 29, 2013. Pursuant to his severance agreement, Dr. Conover will be entitled to receive (i) a payment in the amount of $25,948, representing the prorated amount of Dr. Conover’s target bonus for fiscal year 2013 for the period through the end of his employment, (ii) a severance payment in the amount of $307,500, and (iii) a payment of $4,000 to assist Dr. Conover with outplacement. In addition, Dr. Conover will be entitled to receive $15,024 in reimbursement for the total applicable premium cost for medical, dental and vision continuation coverage for him and his family for a period of 12 months. Pursuant to his severance agreement, the remaining restricted stock units granted to Dr. Conover on September 22, 2010 will continue to vest such that he will become vested in such restricted stock units on the original vesting date (i.e. September 22, 2013) or, if earlier, the date a change in control occurs. In consideration for such continued vesting, Dr. Conover has agreed to provide services as a consultant through December 31, 2013, at such times as may be reasonably requested by the Company at a rate of $150 per hour. Dr. Conover agreed to release our company from any and all claims, including any and all claims arising from or during his employment or as a result of the end of his employment.

Share Ownership Guidelines for Senior Management

Our Board of Directors have share ownership guidelines for our senior management. These guidelines are applicable to our Principal Executive Officer, executive officers and other Vice President level employees. Under the share ownership guidelines, members of senior management are encouraged to acquire and maintain share holdings in our Common Stock in amounts expressed as a multiple of base salary. The guidelines provide for a four-year window within which the share ownership level is to be achieved, starting when the member first becomes subject to the guidelines. These ownership guidelines are designed to further align executive ownership, strategic thinking and compensation programs to our performance and the interests of our stockholders.

The following multiples of base salary apply:

•	three times base salary for the Principal Executive Officer; and

•	two times base salary for other executive officers and Vice President level employees.

The following are counted in determining share ownership:

•	shares purchased on the open market;

•	shares owned jointly with or separately by spouse and/or children;

•	shares held by the individual in our 401(k) plan;

•	restricted stock or restricted stock units;

•	vested and “in the money” unexercised options, provided that these shares may not exceed 50% of the requirement total; and

•	shares purchased pursuant to our 2007 Employee Stock Purchase Plan or other employee purchase plans.

Impact of Tax and Accounting Treatment on Compensation

The accounting and tax treatment of compensation generally has not been an important factor in determining the amounts of compensation for our executive officers. However, the Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to us with the benefit/value to the executive.

Conclusion

We believe our compensation policies and practices have been reasonable and appropriate and have aligned the financial interests of our senior managers with those of our stockholders, while keeping the overall compensation package competitive. The Compensation Committee, which generally reviews risks relating to our compensation practices and policies, also believes that the compensation package rewards strong performance without encouraging excessive risk-taking.

Historical Compensation of our Executive Officers

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to us by our named executive officers for fiscal year 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)	Total ($)
George W. Hebard III	2012	226,365	151,410	131,602	—		5,127	514,504
Interim Principal Executive Officer and Interim Chief Operating Officer(4)
Timothy G. Daly	2012	215,000	57,040	—	64,775	(6)	5,706	342,521
Vice President, Controller and Chief Accounting Officer(5)	2011	—	151,525	46,200	—		—	197,725
Andrew Rackear	2012	338,738	151,525	56,538	87,633		9,790	644,224
Vice President and General Counsel(7)	2011	329,231	252,850	—	95,000		7,350	684,431

Ana I. Stancic	2012	341,909	—	—	—		911,026	1,252,935
Former Principal Executive Officer, Executive Vice President, Chief Operating Officer and Chief Financial Officer(8)	2011	201,462	542,150	376,914	117,000		6,044	1,243,569
Aby Buchbinder	2012	350,181	111,385	27,138	85,794		10,045	584,543
Former Vice President, Clinical Development(9)	2011	349,789	179,140	—	95,000		10,596	634,525

Charles Conover	2012	297,118	151,525	56,538	72,450		7,500	585,130
Former Senior Vice President of Research & Development, Program Management(10)

(1)	Dollar value of stock awards and option awards shown in this table is the aggregate grant date fair value of such awards calculated in accordance with FASB ASC Topic 718 without regard to forfeitures. Assumptions used in the calculations are included in our audited financial statements for the fiscal year ended December 31, 2012 included in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

(2)	Includes cash bonus payments.

(3)	All Other Compensation for fiscal year 2012 includes the following:

•	For Mr. Hebard, matching contribution to 401(k) plan of $5,127.

•	For Mr. Daly, matching contribution to 401(k) plan of $5,706.

•	For Mr. Rackear, matching contribution to executive deferred compensation plan (earned in 2012) of $2,290 and matching contribution to 401(k) plan of $7,500.

•	For Ms. Stancic, matching contribution to 401(k) plan of $7,500, severance (including bonus) of $879,650, outplacement assistance of $7,600 and reimbursement of $16,276 for the total applicable premium cost for medical, dental and vision continuation coverage for her and her family for a period of 13 months.

•	For Dr. Buchbinder, matching contribution to 401(k) plan of $7,500 and discount to market price for purchases under the 2007 Employee Stock Purchase Plan of $2,545.

•	For Dr. Conover, matching contribution to 401(k) plan of $7,500.

(4)	Mr. Hebard was appointed as our Interim Principal Executive Officer and Interim Chief Operating Officer in May 2012. Mr. Hebard was not a named executive officer for fiscal year 2011 or 2010 and therefore no information is presented for fiscal year 2011 or 2010.

(5)	Mr. Daly was appointed as our Vice President, Controller and Chief Accounting Officer in December 2011. Mr. Daly was not a named executive officer for fiscal year 2010 and therefore no information is presented for fiscal year 2010.

(6)	Includes (i) a $25,000 sign-on bonus received by Mr. Daly on January 6, 2012 and (ii) a fiscal year 2012 cash incentive award of $39,775.

(7)	Mr. Rackear was not a named executive officer for fiscal year 2010 and therefore no information is presented for fiscal year 2010.

(8)	Ms. Stancic’s employment ceased in May 2012. Ms. Stancic was not a named executive officer for fiscal year 2010 and therefore no information is presented for fiscal year 2010.

(9)	Dr. Buchbinder’s employment ceased in February 2013. Dr. Buchbinder continues to provide services as a consultant to our company. Dr. Buchbinder was not a named executive officer for fiscal year 2010 and therefore no information is presented for fiscal year 2010.

(10)	Dr. Conover’s employment ceased in March 2013. Dr. Conover continues to provide services as a consultant to our company. Dr. Conover was not a named executive officer for fiscal year 2011 or 2010 and therefore no information is presented for fiscal year 2011 or 2010.

Grants of Plan-Based Awards for Fiscal Year 2012

The following table shows the equity and non-equity awards granted to our named executive officers under our equity and non-equity incentive plans as well all other stock and option awards during the fiscal year ended December 31, 2012. All of the information set forth in the following table reflects equitable adjustments that were approved by the Compensation Committee and made to then outstanding stock options and restricted stock units in connection with the special cash dividend of $2.00 per share of common stock that we paid on December 21, 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or		All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(2)		Options (#)		Awards ($/Sh)	Awards ($)
George W. Hebard III	—	—	215,000	215,000	—	—	—	—		—		—	—
	11/7/2012	—	—	—	—	—	—	34,440		—		—	151,410
	11/7/2012	—	—	—	—	—	—	—		73,500		4.18	131,602
	2/27/2012	—	—	—	—	—	—	19,310	(3)	—		—	100,005
	2/27/2012	—	—	—	—	—	—	—		10,297	(4)	5.28	25,005
Timothy G. Daly	—	—	55,363	55,363	—	—	—	—		—		—	—
	3/28/2012	—	—	—	—	—	—	11,245		—		—	57,040
Andrew Rackear	—	—	121,796	121,796	—	—	—	—		—		—	—
	1/17/2012	—	—	—	—	—	—	14,057		—		—	66,900
	1/17/2012	—	—	—	—	—	—	—		25,000		4.69	56,538
	6/7/2012	—	—	—	—	—	—	17,571		—		—	84,625
Ana I. Stancic	—	—	—	—	—	—	—	—		—		—	—
Aby Buchbinder	—	—	20,307	20,307	—	—	—	—		—		—	—
	1/17/2012	—	—	—	—	—	—	5,623		—		—	26,760
	1/17/2012	—	—	—	—	—	—	—		12,000		4.69	27,138
	6/7/2012	—	—	—	—	—	—	17,571		—		—	84,625
Charles Conover	—	—	25,948	25,948	—	—	—	—		—		—	—
	1/17/2012	—	—	—	—	—	—	14,057		—		—	66,900
	1/17/2012	—	—	—	—	—	—	—		25,000		4.69	56,538
	6/7/2012	—	—	—	—	—	—	17,571		—		—	84,625

(1)	The actual amounts of the Non-Equity Incentive Plan Awards paid to our named executive officers are as reported in the Summary Compensation Table column entitled “Non-Equity Incentive Plan Compensation.” For a description of the incentive program pursuant to which these awards were made, please see “Compensation Discussion and Analysis—Components of the Compensation Package—Annual Performance-Based Incentive Compensation.”

(2)	Information relates to restricted stock units granted to our named executive officers in 2012. All restricted stock units were granted under our 2011 Stock Option and Incentive Plan. One-third of the restricted stock units granted on January 17, 2012 vested on January 17, 2013, and an additional one-third of such restricted stock units will vest on each of January 17, 2014 and January 17, 2015, in each case provided that the named executive officer remains employed by us on that date. One-third of the restricted stock units granted to Mr. Hebard on February 27, 2012 vested on February 27, 2013, and an additional one-third of such restricted stock units will vest on each of February 27, 2014 and February 27, 2015, provided that Mr. Hebard remains on our Board of Directors on that date. One-third of the restricted stock units granted to Mr. Daly on March 28, 2012 vested on March 28, 2013, and an additional one-third of such restricted stock units will vest on each of March 28, 2014 and March 28, 2015, in each case provided that Mr. Daly remains employed by us on that date. The restricted stock units granted to Mr. Hebard on November 7, 2012 will vest in three equal tranches on November 7, 2013, November 7, 2014 and November 7, 2015, in each case provided that Mr. Hebard remains employed by us on that date. The restricted stock units granted on June 7, 2012 to Messrs. Rackear, Buchbinder and Conover were subject to both time- and performance-based vesting conditions. One-third of such restricted stock units were to vest upon the completion of each of the following three goals, provided that none of such restricted stock units were to vest before June 7, 2013: (i) the beginning of a Phase 2 study for an Androgen Receptor antagonist or the signing of a definitive agreement with a third party to partner with respect to an Androgen Receptor antagonist, in each case before June 7, 2014; (ii) the monetization of royalty payments or other material assets of the Company in an amount in excess of $100 million by June 7, 2014; and (iii) the entry into PEGylation-related R&D or licensing transactions having upfront and potential future milestone payments in excess of $35 million.

(3)	Represents restricted stock units granted to Mr. Hebard on February 27, 2012 in his capacity as a director of the Company. Mr. Hebard was not an officer of the Company at the time of such grant.

(4)	Represents stock options granted to Mr. Hebard on February 27, 2012 in his capacity as a director of the Company. Mr. Hebard was not an officer of the Company at the time of such grant.

Outstanding Equity Awards at December 31, 2012

The following table sets forth information with respect to unexercised options, and restricted stock awards and restricted stock units that have not vested for each of our named executive officers as of December 31, 2012. All of the information set forth in the following table reflects equitable adjustments that were approved by the Compensation Committee and made to then outstanding stock options and restricted stock units in connection with the special cash dividend of $2.00 per share of common stock that we paid on December 21, 2012.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
George W. Hebard III(2)	—	73,500	73,500	4.18	11/7/2022	—	—	—	—
	—	—	—	—	—	34,440	152,568	34,440	152,568
	3,432	6,865	6,865	5.28	2/27/2022	—	—	—	—
	—	—	—	—	—	12,874	57,032	12,874	57,032
Timothy G. Daly(3)	5,000	15,000	15,000	4.50	12/19/2021	—	—	—	—
	—	—	—	—	—	11,246	49,818	11,246	49,818
Andrew Rackear(4)	—	25,000	25,000	4.49	1/17/2022	—	—	—	—
	—	—	—	—	—	32,801	145,307	32,801	145,307
	—	—	—	—	—	17,571	77,841	17,571	77,841
	—	—	—	—	—	14,057	62,273	14,057	62,273
	—	—	—	—	—	14,057	62,273	14,057	62,273
	—	—	—	—	—	17,571	77,841	17,571	77,841
Ana I. Stancic(5)	—	—	—	—	—	—	—	—	—
Aby Buchbinder(6)	50,000	—	—	5.50	1/9/2016	—	—	—	—
	—	12,000	12,000	4.49	1/17/2022	—	—	—	—
	—	—	—	—	—	46,858	207,579	46,858	207,579
	—	—	—	—	—	11,714	51,892	11,714	51,892
	—	—	—	—	—	11,246	49,818	11,246	49,818
	—	—	—	—	—	5,623	24,909	5,623	24,909
	—	—	—	—	—	17,571	77,841	17,571	77,841
Charles Conover(7)	2,500	—	—	9.37	8/29/2013	—	—	—	—
	6,000	—	—	12.15	2/6/2014	—	—	—	—
	3,000	—	—	13.13	3/26/2014	—	—	—	—
	—	25,000	25,000	4.69	1/17/2022	—	—	—	—
	—	—	—	—	—	32,801	145,307	32,801	145,307
	—	—	—	—	—	11,714	51,892	11,714	51,892
	—	—	—	—	—	7,029	31,136	7,029	31,136
	—	—	—	—	—	14,057	62,273	14,057	62,273
	—	—	—	—	—	17,571	77,841	17,571	77,841

(1)	Calculated by multiplying the number of shares or units by the closing price of our common stock on December 31, 2012, which was $4.43.

(2)	Of Mr. Hebard’s unvested option awards: (i) 3,342 options will vest on February 27, 2014 and an additional 3,342 options will vest on February 27, 2015, in each case if Mr. Hebard remains on our Board of Directors on such date (such options having been granted to Mr. Hebard in his capacity as a director of the Company, prior to his appointment as an officer of the Company); and (ii) 73,500 options will vest in tranches of 18,375 options on each of November 7, 2013, November 7, 2014, November 7, 2015 and November 7, 2016, in each case if Mr. Hebard remains employed by us on such date. Of Mr. Hebard’s unvested restricted stock units: (i) 4,579 restricted stock units will vest on each of February 27, 2014 and February 27, 2015, in each case if Mr. Hebard remains on our Board of Directors on such date (such restricted stock units having been granted to Mr. Hebard in his capacity as a director of the Company, prior to his appointment as an officer of the Company); and (ii) 11,466 restricted stock units will vest on November 7, 2013 and an additional 11,467 restricted stock units will vest on each of November 7, 2014 and November 7, 2015, in each case if Mr. Hebard remains employed by us on such date.

(3)	Of Mr. Daly’s unvested option awards, 15,000 options will vest in tranches of 5,000 options on each of December 19, 2013, December 19, 2014 and December 19, 2015, in each case if Mr. Daly remains employed by us on such date. Of Mr. Daly’s unvested restricted stock units, 3,748 restricted stock units will vest on March 28, 2013 and 3,749 restricted stock units will vest on each of March 28, 2014 and March 28, 2015, in each case if Mr. Daly remains employed by us on such date.

(4)	Of Mr. Rackear’s unvested option awards, 25,000 options vest in tranches of 6,250 options on each of January 17, 2013, January 17, 2014, January 17, 2015 and January 17, 2016. Of Mr. Rackear’s unvested restricted stock units: 32,801 restricted stock units vest on September 22, 2013; 17,571 restricted stock units vest on May 11, 2014; 4,685 restricted stock units vest on January 17, 2013 and 4,686 restricted stock units vest each on January 17, 2014 and January 17, 2015. On January 23, 2012, 4,685 restricted stock units originally granted to Mr. Rackear on August 12, 2011 were accelerated. The August 12, 2011 grant consisted of 14,057 restricted stock units, which vest in full on August 12, 2014 if Mr. Rackear remains employed by the Company on such date, provided that 50% of the restricted stock units are subject to accelerated vesting upon the achievement of certain performance milestones. Certain of the performance milestones applicable to the grant were achieved, resulting in the accelerated vesting of 4,685 of the restricted stock units on January 23, 2013.

(5)	Ms. Stancic’s employment ceased in May 2012.

(6)	Of Dr. Buchbinder’s unvested option awards, 3,000 options vested on January 17, 2013; 9,000 options were cancelled on February 28, 2013. Of Dr. Buchbinder’s unvested restricted stock units, 1,874 vest on January 17, 2013 and 46,858 restricted stock units vest on September 22, 2013. Dr. Buchbinder’s employment ceased in February 2013. On January 23, 2012, 3,748 restricted stock units originally granted to Dr. Buchbinder on August 12, 2011 were accelerated. The August 12, 2011 grant consisted of 11,246 restricted stock units of which 7,498 restricted stock units were cancelled on February 28, 2013. Certain of the performance milestones applicable to the grant were achieved, resulting in the accelerated vesting of 3,748 of the restricted stock units on January 23, 2013. On February 28, 2013, the following awards were also cancelled: 11,714 restricted stock units originally granted on May 11, 2011; 3,749 of the 5,623 restricted stock units originally granted on January 17, 2012 and 17,571 restricted stock units originally granted on June 7, 2012.

(7)	Of Dr. Conover’s unvested option awards, 25,000 options vest in tranches of 6,250 options each on January 17, 2013, January 17, 2014, January 17, 2015 and January 17, 2016. Of Dr. Conover’s unvested restricted stock units,4,685 vest on January 17, 2013 and 32,801 restricted stock units vest on September 22, 2013.On January 23, 2012, 2,343 restricted stock units originally granted to Dr. Conover on August 12, 2011 were accelerated. The August 12, 2011 grant consisted of 7,029 restricted stock units of which 4,686 restricted stock units were cancelled on March 29, 2013. Certain of the performance milestones applicable to the grant were achieved, resulting in the accelerated vesting of 2,343 of the restricted stock units on January 23, 2013. On February 28, 2013, 17,571 restricted stock units originally granted on June 7, 2012 were cancelled. On March 29, 2013, the following awards were also cancelled: 18,750 options, 11,714 restricted stock units originally granted on May 11, 2011 and 9,371 of the 14,057 restricted stock units originally granted on January 17, 2012.

Option Exercises and Stock Vested for Fiscal Year 2012

The following table sets forth the information with respect to our named executive officers concerning option exercises and stock vested on an aggregated basis for the fiscal year ended December 31, 2012. All of the information set forth in the following table reflects equitable adjustments that were approved by the Compensation Committee and made to then outstanding stock options and restricted stock units in connection with the special cash dividend of $2.00 per share of common stock that we paid on December 21, 2012.

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
George W. Hebard III	—	—	—	—
Timothy G. Daly	—	—	—	—
Andrew Rackear	—	—	2,500	15,225
Ana I. Stancic	—	—	—	—
Aby Buchbinder	—	—	1,667	10,152
Charles Conover	—	—	1,667	10,152

(1)	Calculated by multiplying the number of shares or units by the closing price of our Common Stock on the date of vesting.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

For part of 2011, we maintained an Executive Deferred Compensation Plan, which provided a select group of our management or highly compensated employees with the opportunity to defer the receipt of certain compensation. The plan provided our executives with the opportunity to defer up to 100% of their regular base salary earnings and up to 100% of annual bonus earnings into the plan. Our obligation for compensation deferred under the plan is that of an unfunded and unsecured promise to pay money in the future to participating eligible employees in accordance with the terms of the plan from the general assets of our company, and those obligations rank pari passu with other unsecured and unsubordinated indebtedness of our company from time to time outstanding. The plan also provided for payments of certain amounts that would have been contributed by us under our 401(k) plan as well as non-elective deferred compensation credits, in each case subject to vesting conditions. The Compensation Committee terminated the plan effective September 22, 2011. Participants in the plan received a payout to the participants’ accounts on October 12, 2012.

The following table sets forth the information with respect to our named executive officers concerning compensation deferred under the Executive Deferred Compensation Plan for the fiscal year ended December 31, 2012.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
George W. Hebard III	—	—	—	—	—
Timothy G. Daly	—	—	—	—	—
Andrew Rackear	86,226	2,290	6,358	94,874	—
Ana I. Stancic	—	—	—	—	—
Aby Buchbinder	—	—	3,268	72,234	—
Charles Conover	—	—	293	2,440	—

(1) Amount disclosed for Mr. Rackear represents our matching amount based upon executive contributions in accordance with guidelines under our Executive Deferred Compensation Plan. This amount is disclosed in the Summary Compensation Table under All Other Compensation in 2012.

Potential Payments Upon Termination or Change in Control

The potential termination and change in control-related payments described below were calculated in accordance with the terms of the individual’s employment or severance agreements with us described above under “Executive Officer Severance Agreements.” In accordance with SEC rules, the amounts below have all been calculated as of December 31, 2012 using, where applicable, the closing price of the Common Stock as of such date.

George W. Hebard III

As Mr. Hebard is not covered by a severance or change in control agreement, he would not have been entitled to receive any termination or change in control-related payments as of December 31, 2012.

Timothy G. Daly

As Mr. Daly was not covered by a severance agreement until February 2013, he would not have been entitled to receive any termination or change in control-related payments as of December 31, 2012.

Andrew Rackear

As of December 31, 2012, in the absence of a change in control, Mr. Rackear would not have been entitled to receive any termination payments if his employment had been terminated without cause or for good reason.

As of December 31, 2012, if a change in control were to have occurred and his employment had been terminated without cause or for good reason as provided in his severance agreement, the total payments that would have been due to Mr. Rackear are cash payments totaling $605,980 and 121,056 restricted stock units having a value of $688,778, respectively, would have become vested.

Actual Payments Upon Termination

Departure of Ana I. Stancic

Ms. Stancic’s employment as our Principal Executive Officer, Executive Vice President, Chief Operating Officer and Chief Financial Officer ceased as of May 2012. On June 5, 2012, we entered into a severance agreement and release of claims, pursuant to which Ms. Stancic received (i) a severance payment in the amount of $771,200, which equaled Ms. Stancic’s base salary and target bonus for fiscal year 2012 and (ii) a payment in the amount of $108,450, representing the prorated amount of Ms. Stancic’s target bonus for fiscal year 2012 for the period through the end of her employment. In addition, Ms. Stancic received $16,276 in reimbursement for the total applicable premium cost for medical, dental and vision continuation coverage for her and her family for a period of 13 months. We also provided Ms. Stancic with $7,600 in outplacement assistance. None of her then outstanding stock options or restricted stock units were accelerated in connection with her separation.

Departure of Aby Buchbinder

Dr. Buchbinder’s employment as our Vice President of Clinical Development ceased as of February 2013. On February 28, 2013, we entered into a severance agreement and release of claims with Dr. Buchbinder, pursuant to which he received (i) a payment in the amount of $20,307, representing the prorated amount of Dr. Buchbinder’s target bonus for fiscal year 2013 for the period through the end of his employment, (ii) a severance payment in the amount of $358,936, and (iii) a payment of $4,000 to assist Dr. Buchbinder with outplacement. In addition, Dr. Buchbinder is entitled to receive $15,024 in reimbursement for the total applicable premium cost for medical, dental and vision continuation coverage for him and his family for a period of 12 months. Pursuant to his severance agreement, the remaining restricted stock units granted to Dr. Buchbinder on September 22, 2010 will continue to vest such that he will become vested in such restricted stock units on the original vesting date (i.e. September 22, 2013) or, if earlier, the date a change in control occurs.

Departure of Charles Conover

Dr. Conover’s employment as our Senior Vice President of Research & Development, Program Management ceased on March 29, 2013. On April 25, 2013, we entered into a severance agreement and release of claims with Dr. Conover, which remains subject to revocation by Dr. Conover for seven days following such date, pursuant to which Dr. Conover will be entitled to receive (i) a payment in the amount of $25,948, representing the prorated amount of Dr. Conover’s target bonus for fiscal year 2013 for the period through the end of his employment, (ii) a severance payment in the amount of $307,500, and (iii) a payment of $4,000 to assist Dr. Conover with outplacement. In addition, Dr. Conover will be entitled to receive $15,024 in reimbursement for the total applicable premium cost for medical, dental and vision continuation coverage for him and his family for a period of 12 months. Pursuant to his severance agreement, the remaining restricted stock units granted to Dr. Conover on September 22, 2010 will continue to vest such that he will become vested in such restricted stock units on the original vesting date (i.e. September 22, 2013) or, if earlier, the date a change in control occurs.

DIRECTOR COMPENSATION

Director Compensation for Fiscal Year 2012

A summary of compensation paid to each of our directors during fiscal year ended December 31, 2012 is set forth below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Total ($)
Alexander J. Denner	72,196	150,006	50,005	272,207
Thomas F. Deuel	76,000	75,003	25,003	176,006
George W. Hebard III	13,280	100,005	25,005	138,291
Robert LeBuhn.	89,000	75,003	25,003	189,006
Richard C. Mulligan	72,598	131,250	43,756	247,604
Robert C. Salisbury	85,598	75,003	25,003	185,603
Richard A. Young	90,000	75,003	25,003	190,006

(1)	Dollar value of stock awards and option awards shown in this table is the aggregate grant date fair value of such awards calculated in accordance with FASB ASC Topic 718 without regard to forfeitures. Assumptions used in the calculations are included in our audited financial statements for the fiscal year ended December 31, 2012 included in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013.

(2)	As of December 31, 2012, each of the individuals listed in this table held the following aggregate number of outstanding unvested restricted stock units after giving effect to equitable adjustments that were approved by the Compensation Committee and made to then outstanding restricted stock units in connection with the special cash dividend of $2.00 per share of common stock that we paid on December 21, 2012: Dr. Denner: 50,430, Dr. Deuel: 28,561, Mr. Hebard: 19,310, Mr. LeBuhn: 25,217, Professor Mulligan: 41,652, Mr. Salisbury: 25,217 and Dr. Young: 28,561.

(3)	As of December 31, 2012, each of the individuals listed in this table held the following number of outstanding stock options after giving effect to equitable adjustments that were approved by the Compensation Committee and made to then outstanding stock options in connection with the special cash dividend of $2.00 per share of common stock that we paid on December 21, 2012: Dr. Denner: 115,442, Dr. Deuel: 45,663, Mr. Hebard 10,297, Mr. LeBuhn: 154,457, Professor Mulligan: 78,912, Mr. Salisbury: 149,457 and Dr. Young: 45,663.

2011 Outside Director Compensation Plan

In March 2011, our Board of Directors adopted a compensation plan for non-employee directors, effective April 1, 2011. Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options on the first trading day of the calendar year with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of our Common Stock on the date of grant (the “2011 Plan Annual Option Grant”) and an annual grant of restricted stock units settled in shares of Common Stock on the first trading day after June 30 of each calendar year with a value of $75,000 (the “2011 Plan Annual Restricted Stock Grant”). These grants are made under the 2011 Stock Option and Incentive Plan. The 2011 Plan Annual Option Grant vests in one tranche on the first anniversary of the date of grant if the recipient director remains on our board on that date. Once vested, options granted pursuant to the 2011 Plan Annual Option Grant expire on the 10th anniversary of the date of grant. The number of shares issued in the 2011 Plan Annual Restricted Stock Grant will be equal to $75,000 divided by the closing price of our Common Stock on the date of grant. The shares covered by the 2011 Plan Annual Restricted Stock Grant vest in three equal tranches on each of the first three anniversaries of the date of grant if the recipient director remains on our board on each such date. Upon the election of a new non-employee director to our Board, such newly elected director will receive a grant of stock options with a Black-Scholes value of $25,000 (the exercise price of which will be equal to the closing price of our Common Stock on the date of grant) and a grant of restricted stock units settled in shares of Common Stock with a value of $100,000 (the number of shares covered by such grant being equal to $100,000 divided by the closing price of our Common Stock on the date of grant) (the “2011 Plan Welcome Grant”). The options and restricted stock units included in the 2011 Plan Welcome Grant vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on our Board of Directors on each such date. For the Chairperson of our Board, if such Chairperson is not an employee of our company, the value of the options and restricted stock units covered by the 2011 Plan Annual Option Grant, 2011 Plan Annual Restricted Stock Grant and 2011 Plan Welcome Grant are twice the amounts mentioned above. In addition, under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual cash retainer of $50,000. Non-employee directors also receive an additional annual cash retainer of $18,000 for service as chair of the Finance and Audit Committee and $8,000 for service as chair of any other committee. Non-employee directors receive an additional annual cash retainer of $8,000 for service as members of the Audit and Finance Committee, an annual cash retainer of $4,000 for each other committee on which they serve but do not chair and $1,000 for each committee meeting attended.

2013 Outside Director Compensation Plan

In January 2013, the Governance and Nominating Committee reviewed director compensation in view of changes in the size and direction of our company and trends in director compensation at peer group companies. The Governance and Nominating Committee recommended changes that would place a greater emphasis on retainer fees and provide a larger percentage of the retainer in full-value equity awards rather than stock options. In March 2011, our Board of Directors adopted a compensation plan for non-employee directors, effective April 1, 2011. Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options on the first trading day of the calendar year with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of our Common Stock on the date of grant (the “Annual Option Grant”) and an annual grant of restricted stock units settled in shares of Common Stock on the first trading day after June 30 of each calendar year with a value of $50,000 (the “Annual Restricted Stock Grant”). These grants are made under the 2011 Stock Option and Incentive Plan. The Annual Option Grant vests in one tranche on the first anniversary of the date of grant if the recipient director remains on our board on that date. Once vested, options granted pursuant to the Annual Option Grant expire on the 10th anniversary of the date of grant. The number of shares issued in the Annual Restricted Stock Grant will be equal to $50,000 divided by the closing price of our Common Stock on the date of grant. The shares covered by the Annual Restricted Stock Grant vest in three equal tranches on each of the first three anniversaries of the date of grant if the recipient director remains on our board on each such date. Upon the election of a new non-employee director to our Board, such newly elected director will receive a grant of stock options with a Black-Scholes value of $25,000 (the exercise price of which will be equal to the closing price of our Common Stock on the date of grant) and a grant of restricted stock units settled in shares of Common Stock with a value of $50,000 (the number of shares covered by such grant being equal to $50,000 divided by the closing price of our Common Stock on the date of grant) (the “Welcome Grant”). The options and restricted stock units included in the Welcome Grant vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on our Board of Directors on each such date. For the Chairperson of our Board, if such Chairperson is not an employee of our company, the value of the options and restricted stock units covered by the Annual Option Grant, Annual Restricted Stock Grant and Welcome Grant are twice the amounts mentioned above. For the Vice-Chairperson of our Board, if such Vice-Chairperson is not an employee of our company, the value of the options and restricted stock units covered by the Annual Option Grant, Annual Restricted Stock Grant and Welcome Grant are 1.75 times the amounts mentioned above. In addition, under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual cash retainer of $30,000. Non-employee directors also receive an additional annual cash retainer of $18,000 for service as chair of the Finance and Audit Committee and $8,000 for service as chair of any other committee. Non-employee directors receive an additional annual cash retainer of $8,000 for service as members of the Audit and Finance Committee, an annual cash retainer of $4,000 for each other committee on which they serve but do not chair.

Directors who are also employees of our company do not receive compensation for their service on our Board of Directors.

Directors’ Stock Ownership Program

The directors’ stock ownership program requires each of the outside directors to own and maintain shares of our Common Stock with a market value of five times their annual cash board retainer within five years after the director first joins our Board of Directors. Currently, the minimum market value requirement is $250,000, representing five times the $50,000 annual cash board retainer. The determination of whether the shares owned by a director meet the current $250,000 minimum market value requirement will be based on the higher of the highest average trading price of our Common Stock over any consecutive twenty trading days (after the director acquires the applicable shares), or the price paid for the Common Stock by the director. For the purposes of these guidelines the following will be counted in determining stock ownership: (i) shares purchased on the open market, (ii) shares owned jointly with or separately by spouse and/or children, (iii) shares obtained through stock option exercise, (iv) restricted stock or restricted stock units and (v) vested and “in the money” unexercised options, provided that the shares underlying such options may not exceed 50% of the requirement total. Our Board of Directors may waive this requirement under certain circumstances.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with management, and based on these reviews and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

THE COMPENSATION COMMITTEE
Robert LeBuhn, Chairman
Thomas Deuel
Richard Young

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee was an officer or employee of our company during the last fiscal year, was formerly an officer of our company, or had any relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2012 regarding shares of common stock that may be issued under our equity compensation plans consisting of the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders:	3,160,732	$	8.97	4,666,840
Equity compensation plans not approved by security holders:	—		—	—
Total	3,160,732	$	8.97	4,666,840

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the close of business on April 15, 2013 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each current director, (iii) each of our named executive officers and (iv) all of our current directors and executive officers as a group. Information set forth in this table as to our directors, named executive officers and all directors and executive officers as a group is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules.

Name and Address of Beneficial Owner or Identity of Group(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Voting Stock Outstanding(3)

Alexander J. Denner	140,186	(4)	*	%
Richard C. Mulligan	98,345	(5)	*	%
Thomas F. Deuel	60,992	(6)	*	%
George W. Hebard III	17,368	(7)	*	%
Robert LeBuhn	227,633	(8)	*	%
Robert C. Salisbury	199,225	(9)	*	%
Richard A. Young	58,922	(10)	*	%
Timothy G. Daly	7,187	(11)	*	%
Andrew Rackear	11,720	(12)	*	%
Ana I. Stancic	0		*	%
Aby Buchbinder	89,535	(13)	*	%
Charles Conover	33,458	(14)	*	%
Group comprised of The Baupost Group, L.L.C., Baupost Value Partners, L.P. – IV, SAK Corporation and Seth A. Klarman	7,850,368	(15)	17.96%
Group comprised of Carl C. Icahn and affiliated entities	5,904,863	(16)	13.51%
BlackRock Inc.	5,163,077	(17)	11.81%
Group comprised of Steelhead Partners, LLC, James Michael Johnston, Brian Katz Klein and Steelhead Pathfinder Master, L.P.	2,722,512	(18)	6.23%
The Vanguard Group	2,243,129	(19)	5.13%
All Executive Officers and Directors as a group (12 persons)	930,766	(20)	*	%

*	Less than one percent

(1)	The addresses of all executive officers and directors listed in this table is c/o Enzon Pharmaceuticals, Inc., 20 Kingsbridge Road, Piscataway, New Jersey 08854.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. With respect to each person set forth in the table, shares subject to stock options held by such person that were exercisable as of April 15, 2013 or will become exercisable within 60 days after April 15, 2013, restricted stock units held by such person that vest within 60 days of April 15, 2013 and shares issuable upon conversion of 4% convertible senior notes due 2013 held by such person as of April 15, 2013 are deemed to be outstanding and to be beneficially owned by such person for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

(3)	Based on 43,722,272 shares of common stock which were issued and outstanding as of the close of business on April 15, 2013. Each share of common stock is entitled to one vote. The percentage of voting stock outstanding for each person set forth in the table is calculated by dividing (i) the number of shares of common stock deemed to be beneficially held by such person as of April 15, 2013 by (ii) the sum of (A) the number of shares of common stock outstanding as of April 15, 2013, plus (B) the number of shares of common stock subject to stock options held by such person that were exercisable as of April 15, 2013 or will become exercisable within 60 days after April 15, 2013, plus (C) restricted stock units held by such person that vest within 60 days of April 15, 2013, plus (D) shares issuable upon conversion of 4% convertible senior notes due 2013 held by such person as of April 15, 2013.

(4)	Includes 115,442 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(5)	Includes 78,912 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(6)	Includes (i) 45,663 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013 and (ii) 3,346 restricted stock units which shall vest within 60 days after April 15, 2013.

(7)	Includes 3,433 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(8)	Includes 149,457 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(9)	Includes 149,457 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(10)	Includes (i) 45,663 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013 and (ii) 3,346 restricted stock units which shall vest within 60 days after April 15, 2013.

(11)	Includes 5,000 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(12)	Includes 6,250 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(13)	Includes 53,000 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(14)	Includes 17,750 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013.

(15)	Information concerning stock ownership was obtained from Amendment No. 4 to the Schedule 13G filed with the SEC on February 13, 2013. The address for The Baupost Group, L.L.C., Baupost Value Partners, L.P. – IV, SAK Corporation and Seth A. Klarman is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116. The Baupost Group, L.L.C., SAK Corporation and Seth A. Klarman each reported shared voting and dispositive power with respect to all 7,850,368 shares of common stock and Baupost Value Partners, L.P. – IV reported shared voting and dispositive power with respect to 3,151,881 of such shares of common stock. The Baupost Group, L.L.C. is a registered investment adviser and acts as an investment advisor and general partner to certain investment limited partnerships, including Baupost Value Partners, L.P. – IV. SAK Corporation is the Manager of The Baupost Group, L.L.C. Seth A. Klarman, as the sole director and sole officer of SAK Corporation and a controlling person of The Baupost Group, L.L.C., may be deemed to have beneficial ownership of the shares of common stock beneficially owned by The Baupost Group, L.L.C., including securities purchased on behalf of various investment partnerships, including Baupost Value Partners, L.P. – IV.

(16)	Information concerning stock ownership was obtained from Amendment No. 6 to the Schedule 13D filed with the SEC on November 13, 2012 by Carl C. Icahn and various entities affiliated with him. Mr. Icahn and entities affiliated with him have reported sole voting and dispositive power over all 5,904,863 shares of Common Stock.

(17)	Information concerning stock ownership was obtained from Amendment No. 4 to the Schedule 13G filed with the SEC on February 11, 2013. BlackRock, Inc. reported sole voting and dispositive power with respect to all 5,163,077 shares of common stock.

(18)	Information concerning stock ownership was obtained from the Schedule 13G filed with the SEC on January 2, 2013. The principal business office for Steelhead Partners, LLC, James Michael Johnston and Brian Katz Klein is 333 108th Avenue NE, Suite 2010, Bellevue, WA 98004. The principal business office for Steelhead Pathfinder Master, L.P. is c/o Citco Fund Services (Bermuda) Limited Mintflower Place, 4th Floor, 8 Par-La-Ville Road, Hamilton, HM 08 Bermuda. Steelhead Partners, LLC reported sole voting power with respect to 2,617,800 shares of common stock and sole dispositive power with respect to 2,722,512 shares of common stock. James Michael Johnston and Brian Katz Klein each reported shared voting power with respect to 2,617,800 shares of common stock and shared dispositive power with respect to 2,722,512 shares of common stock. Steelhead Pathfinder Master, L.P. reported sole voting power with respect to 2,617,800 shares of common stock and sole dispositive power with respect to 2,617,800 shares of common stock.

(19)	Information concerning stock ownership was obtained from the Schedule 13G filed with the SEC on February 12, 2013. The principal business office for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. The Vanguard Group reported sole voting with respect to 70,023 shares of common stock, sole dispositive power with respect to 2,175,806 shares of common stock and shared dispositive power with respect to 67,323 shares of common stock.

(20)	Includes (i) 670,027 shares subject to options which were exercisable as of April 15, 2013 or which will become exercisable within 60 days after April 15, 2013 and (ii) 10,440 restricted stock units which shall vest within 60 days after April 15, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Our Board of Directors has adopted a formal written policy that we will not enter into any “related party transaction” (defined consistent with Item 404 of Regulation S-K under the Exchange Act) unless the Finance and Audit Committee or a comparable committee of disinterested directors approves such transaction. No member of the Finance and Audit Committee or comparable committee shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Finance and Audit Committee or comparable committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to our company. Since January 1, 2012, there have been no such related party transactions.

DIRECTOR INDEPENDENCE

All directors other than Mr. Hebard (who serves as our Interim Principal Executive Officer and Interim Chief Operating Officer) meet the listing standards of NASDAQ for independence. The independent directors of our Board of Directors hold at least two executive sessions each year at which only the independent directors are present. In 2012, the independent directors held two such executive sessions. Dr. Denner presided at these executive sessions.

Item 14. Principal Accounting Fees and Services

Pre-Approval Policies and Procedures

The Finance and Audit Committee is required to pre-approve the audit and non-audit services performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services does not impair the accountants’ independence. The Finance and Audit Committee specifically pre-approves all audit fees, audit related fees, tax service fees and all other fees. The Finance and Audit Committee has delegated authority to the Chair of the Finance and Audit Committee to approve any services not specifically pre-approved by the Finance and Audit Committee provided that disclosure of such services and fees is made to the Finance and Audit Committee at the next scheduled meeting following such approval.

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by our independent registered public accounting firm, KPMG LLP, for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit Fees(1)	$378,000	$506,850
All Other Fees(2)	$52,858	$1,650
Total Fees	$430,858	$508,500

(1)	For the fiscal years ended December 31, 2012 and 2011, “Audit Fees” included services relating to the audit of our annual consolidated financial statements and management effectiveness of internal controls over financial reporting, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.

(2)	For the fiscal year ended December 31, 2012, “All Other Fees” consisted of fees related to an enterprise risk assessment and subscription fees for an online accounting research tool. For the fiscal year ended December 31, 2011, “All Other Fees” consisted of subscription fees for an online accounting research tool.

The Finance and Audit Committee has considered whether the provision of services by KPMG LLP is compatible with maintaining KPMG LLP’s independence and concluded that KPMG LLP is “independent.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 has been submitted as a separate section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Reference No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(18)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	+
4.1	Indenture, dated May 23, 2006, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(3)
4.2	First Supplemental Indenture, dated August 25, 2008, between Enzon Pharmaceuticals, Inc. and Wilmington Trust Company	(4)
10.1	Lease - 300-C Corporate Court, South Plainfield, New Jersey	(5)
10.2	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(6)
10.3	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(7)
10.4	Lease 300A-B Corporate Court, South Plainfield, New Jersey	(8)
10.5	Modification of Lease Dated May 14, 2003 – 300- C Corporate Court, South Plainfield, New Jersey	(9)
10.6	Lease – 685 Route 202/206, Bridgewater, New Jersey	(10)
10.7	First Amendment of Lease - 685 Route 202/206, Bridgewater, New Jersey	(11)
10.8	Second Amendment to Lease - 685 Route 202/206, Bridgewater, New Jersey	(11)
10.9	Third Amendment to Lease - 685 Route 202/206, Bridgewater, New Jersey	(11)
10.10	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.11	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(12)

10.12	2011 Outside Director Compensation Plan **	+
10.13	2013 Outside Director Compensation Plan**	+
10.14	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(14)
10.15	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(14)
10.16	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(15)
10.17	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(13)
10.18	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(13)
10.19	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(13)
10.20	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(17)
10.21	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(17)
10.22	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(17)
10.23	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(17)
10.24	2011 Stock Option and Incentive Plan**	(19)
10.25	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(19)
10.26	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(19)
10.27	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(19)
10.28	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(19)
10.29	2007 Employee Stock Purchase Plan	(16)
10.30	Offer Letter of Employment, dated May 26, 2011, by and between Enzon Pharmaceuticals, Inc. and Ana I. Stancic**	(20)
10.31	Amended and Restated General Severance Agreement dated as of November 22, 2011, by and between Enzon Pharmaceuticals, Inc. and Ana I. Stancic**	(21)
10.32	Offer Letter of Employment, dated November 23, 2011, by and between Enzon Pharmaceuticals, Inc. and Timothy G. Daly**	(22)
10.33	General Severance Agreement dated as of February 12, 2013, by and between Timothy G. Daly and Enzon Pharmaceuticals, Inc.	(24)
10.34	Severance Agreement and Release of Claims, dated February 28, 2013, by and between Aby Buchbinder and Enzon Pharmaceuticals, Inc.	(25)
10.35	License and Collaboration Agreement dated July 26, 2006 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
10.36	Amendment No.1 to License and Collaboration Agreement, dated June 13, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
10.37	Amendment No. 2 to License and Collaboration Agreement, dated June 25, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
10.38	Amendment No. 3 to License and Collaboration Agreement, dated December 21, 2007 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
10.39	Amendment No. 4 to License and Collaboration Agreement, dated July 8, 2009 by and between Santaris Pharma A/S and Enzon Pharmaceuticals, Inc.***	(23)
12.1	Computation of Ratio of Earnings to Fixed Charges	+
21.1	Subsidiaries of Registrant	+
23.1	Consent of Independent Registered Public Accounting Firm	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+++
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+++
101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+++

+	Previously filed as an exhibit to the Company’s original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013.

++	Filed herewith

+++	Previously furnished as an exhibit to the Company’s original Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013.

Referenced exhibit was previously filed with the Securities and Exchange Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 29, 2013	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Dated: April 29, 2013	/s/ Timothy G. Daly
Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George W. Hebard III	Interim Principal Executive Officer,	April 29, 2013
George W. Hebard III	Interim Chief Operating Officer and
Director
(Principal Executive Officer)

/s/ Timothy G. Daly	Vice President, Controller and	April 29, 2013
Timothy G. Daly	Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Alexander J. Denner	Chairman of the Board	April 19, 2013
Alexander J. Denner

/s/ Richard C. Mulligan	Vice Chairman of the Board	April 19, 2013
Richard C. Mulligan

/s/ Thomas F. Deuel	Director	April 22, 2013
Thomas F. Deuel

/s/ Robert LeBuhn	Director	April 29, 2013
Robert LeBuhn

/s/ Robert C. Salisbury	Director	April 22, 2013
Robert C. Salisbury

/s/ Richard A. Young	Director	April 22, 2013
Richard A. Young

