Form 10-Q
period 2013-03-31
ENZON PHARMACEUTICALS INC
filed 2013-05-10
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Shares of Common Stock outstanding as of May 2, 2013: 43,729,062

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$121,742	$77,348
Marketable securities	77,566	119,391
Other current assets	1,949	1,904
Total current assets	201,257	198,643

Property and equipment, net	1,041	1,138

Total assets	$202,298	$199,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$673	$776
Accrued expenses and other current liabilities	6,320	5,688
Notes payable	115,849	115,849
Total current liabilities	122,842	122,313

Total liabilities	122,842	122,313

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock - $.01 par value, authorized 170,000,000 shares;issued and outstanding 43,715,451 shares at March 31,2013 and 43,674,170 shares at December 31, 2012	437	437
Additional paid-in capital	224,436	224,796
Accumulated other comprehensive income	39	83
Accumulated deficit	(145,456)	(147,848)
Total stockholders’ equity	79,456	77,468
Total liabilities and stockholders’ equity	$202,298	$199,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Royalties	$9,564	$10,321
Contract research and development	-	103
Miscellaneous income	619	177
Total revenues	10,183	10,601

Operating expenses:
Research and development – pipeline	1,579	6,914
Research and development – specialty and contracted services	-	85
General and administrative	2,949	3,675
Restructuring charges	2,505	(37)
Total operating expenses	7,033	10,637

Operating income (loss)	3,150	(36)

Other income (expense):
Investment income, net	427	478
Interest expense	(1,274)	(1,417)
Other, net	220	(96)
Total other (expense)	(627)	(1,035)

Income (loss) before income tax expense	2,523	(1,071)
Income tax expense	133	-
Net income (loss)	$2,390	$(1,071)

Earnings (loss) per common share:
Basic	$0.05	$(0.02)
Diluted	$0.05	$(0.02)

Weighted-average shares outstanding – basic	43,693	48,293
Weighted-average shares outstanding – diluted	61,118	48,293

Other comprehensive income (loss):
Available-for-sale marketable securities:
Unrealized holding gains arising during period	39	537
Reclassification adjustment for realized (gains) losses on sales included in net income (loss)	(281)	35
Total other comprehensive (loss) income	(242)	572

Comprehensive income (loss)	$2,148	$(499)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$2,390	$(1,071)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	80	1,296
Amortization and write-off of debt issuance costs	116	147
Stock-based compensation and employee purchase plan discount	(257)	468
(Gain) loss on sales of marketable securities	(281)	35
Losses on early retirement of notes payable	-	113
Amortization of purchase premium on marketable securities	536	752
(Gain) loss on disposal of fixed assets	(219)	-

Changes in operating assets and liabilities	388	(2,236)
Net cash provided by (used in) operating activities	2,753	(496)

Cash flows from investing activities:
Proceeds from sales of fixed assets	235	-
Proceeds from sales and maturities of marketable securities	41,526	40,989
Purchases of marketable securities	-	(94,755)
Net cash provided by (used in ) investing activities	41,761	(53,766)

Cash flows from financing activities:
Repurchases of notes payable	-	(3,863)
Withholding taxes – stock based compensation	(106)	-
Withdrawals/proceeds from employee stock purchase plan	(14)	15
Net cash used in financing activities	(120)	(3,848)

Net increase (decrease) in cash and cash equivalents	44,394	(58,110)

Cash and cash equivalents at beginning of period	77,348	104,324

Cash and cash equivalents at end of period	$121,742	$46,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Description of Business

Enzon Pharmaceuticals, Inc. and its subsidiaries (“Enzon” or the “Company”) previously was dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. The Company currently receives royalty revenues from licensing arrangements with other companies related to sales of seven marketed products, namely, PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar and Adagen. The primary source of the Company’s royalty revenue is PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company operates in one business segment. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s operations and assets reside exclusively in the United States.

In December 2012, the Company announced that its Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of the Company and that the Board of Directors established a special committee to oversee the sale review process. In connection with the sale review process, the Company substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to the Company’s stockholders.

In April 2013, the Company announced that it had concluded a thorough review of the possible sale or disposition of one or more corporate assets, or a sale of the Company. The review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets. In the same announcement, the Company also announced that its Board of Directors approved a $1.60 special dividend per share (which would result in an aggregate distribution to stockholders of approximately $70 million) and intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

Additionally, on April 30, 2013, pursuant to the terms of an asset purchase agreement entered into on the same date (the “Belrose APA”), the Company completed the sale of all of its right, title and interest in its Customized PEGylation Linker Technology platform and related assets to Belrose Pharma Inc. (“Belrose”). The assets sold include (i) intellectual property and know-how associated with the PEGylation platform (including certain patents), (ii) patents and know-how related to PEG-SN38, (iii) patents and know-how associated with certain of the Company’s internal clinical programs and (iv) certain related supplies and equipment. In addition, the Company assigned to Belrose the Company’s existing license agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. Under the Belrose APA, the Company also agreed to sell all of its right, title and interest in the Locked Nucleic Acid (LNA) Technology platform and related assets to Belrose at a second closing, provided that prior to July 15, 2013, the Company enters into an agreement with Santaris Pharma A/S (“Santaris”) to resolve any contractual obligations that the parties may have under the Company’s license agreement with Santaris and an agreement with Santaris and Belrose providing for Belrose’s assumption of such license agreement.

The aggregate upfront consideration for the assets is $800,000, $700,000 of which the Company received at closing and $100,000 of which was placed into escrow and is to be released to the Company if the Company consummates the sale of its right, title and interest in the LNA Technology platform and related assets to Belrose. The Belrose APA also entitles the Company to receive from Belrose additional potential payments, including a share of net revenues that may be received from Hisun related to PEG-SN38 rights in China as well as a share of other potential partnering revenues. The achievement of any of these potential payments is uncertain.

The assets sold to Belrose did not include any of the Company’s existing rights to receive royalties on PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar or Adagen.

In light of the sale of assets pursuant to the Belrose APA, the Company does not intend to resume any clinical development activities. Currently, the Company’s business is focused solely on the management of its existing royalties.

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

(3)	New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  An entity is required to provide this information together, in one location, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material impact on the financial position or results of operations.

The FASB recently issued ASU “Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting” (ASU 2013-07) that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in the ASU. The ASU’s objective is to eliminate diverse practices by providing guidance about when and how to apply the model. The guidance applies to all entities except for investment companies regulated under the Investment Company Act of 1940.

The ASU is effective for both public and nonpublic entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. An entity preparing its financial statements on a going-concern basis at the effective date that is required to use the liquidation basis of accounting is required to account for any differences between its existing measurements and the measurements under the ASU through a cumulative-effect adjustment. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash, cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2013 and December 31, 2012 due to their short-term nature. Marketable securities are carried on the condensed consolidated balance sheets at fair value. The fair values and carrying amounts of the Company’s financial instruments at March 31, 2013 are indicated below (in thousands):

Description	Fair Value	Carrying Amount
Marketable Securities (Note 5)	$77,567	$77,567

4% Convertible Notes Payable (Note 6)	$116,212	$115,849

(5)	Marketable Securities

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at March 31, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$66,494	$49	$(16)	$66,527
Commercial paper	8,997	2	-	8,999
U.S. government-sponsored agency	2,037	4	-	2,041
	$77,528	$55	$(16)	$77,567

* Included in current marketable securities at March 31, 2013.

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$86,769	$82	$(11)	$86,840
Commercial paper	30,482	8	-	30,490
U.S. government-sponsored agency	2,057	4	-	2,061
	$119,308	$94	$(11)	$119,391

* Included in current marketable securities at December 31, 2012.

All marketable securities are classified as available-for-sale.

Maturities of marketable debt securities, based on contractual maturity, at March 31, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$77,528	$77,567

	$77,528	$77,567

For the quarter months ended March 31, 2013, the Company realized gains from the sale of marketable securities of $0.3 million, related to the sale of an auction rate security of a bankrupt issuer. The Company includes realized gain and losses, if any, in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss), in Interest and Other Income. For the quarter ended March 31, 2012, the Company realized a loss from the sale of marketable securities of $35,000.

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of March 31, 2013 and December 31, 2012, marketable securities with fair value of $34.1 million and $38.1 million respectively were in an unrealized loss position. However, none of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

As of March 31, 2013 and December 31, 2012, the Company’s marketable securities are all valued based on Level 2 inputs. Fair value is determined from available Level 2 vendor quoted prices utilizing observable inputs based on active markets. The Company utilizes a financial institution to provide pricing for securities in the Company’s portfolio, and reviews documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determines if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield and structure that were recently transacted. The Company continues to monitor any changes or modifications to their process by reviewing their documentation on internal controls for pricing and market reviews.

(6)	Notes Payable

The 4% convertible notes mature on June 1, 2013 unless earlier redeemed repurchased or converted. The 4% convertible notes are senior unsecured obligations and rank equal to all future senior unsecured debt of the Company. As of March 31, 2013, the principal amount of the Company’s 4% convertible notes outstanding was $115.8 million. After giving effect to a required adjustment to the conversion price of the Company’s 4% convertible notes resulting from the December 2012 special cash dividend, the Company’s 4% convertible notes are currently convertible until maturity at the option of the holder into shares of the Company’s common stock at a conversion price of $6.76 per share (or a conversion rate of 147.8211 shares per $1,000 principal amount). At March 31, 2013, the potential dilutive effect of conversion of the 4% convertible notes was 17.1 million shares using the conversion price of $6.76 per share.

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

During 2012, the Company retired $13.6 million in principal amount of its outstanding 4% convertible notes at a price above par and wrote-off approximately $62,000 of deferred debt issuance costs. As of March 31, 2013 and December 31, 2012, the balance of unamortized deferred debt issuance costs is approximately $77,000 and $0.2 million, respectively.

Interest on the notes is payable on June 1 and December 1 of each year. Accrued interest amounted to $1.5 million and $0.4 million as of March 31, 2013 and December 31, 2012, respectively, and is included in accrued expenses.

As of March 31, 2013, the Company’s 4% convertible notes are all valued based on Level 2 inputs.

(7)	Stockholders’ Equity

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. The Company has suspended repurchases under the share repurchase program and does not currently intend to resume repurchases under the share repurchase program. No shares were purchased during the first quarter of 2013 and 2012.

(8)	Supplemental Cash Flow Information

The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the three months ended March 31, 2013, there was no interest payment made related to the Company’s notes payable. During the first quarter of 2012, there was an interest payment of $25,000 related to the Company’s notes payable. There were no income tax payments made during the three months ended March 31, 2013 and 2012.

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

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP) and the number of shares issuable upon conversion of the Company’s convertible notes payable. In the case of notes payable, the diluted earnings per share calculation is further affected by an add-back of interest expense, net of tax, to the numerator under the assumption that the interest would not have been incurred if the notes payable were converted into common stock. Earnings per common share information as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2013	2012
Earnings (Loss) Per Common Share – Basic:
Net income (loss)	$2,390	$(1,071)

Weighted-average common shares outstanding	43,693	48,293

Basic earnings (loss) per share	$0.05	$(0.02)

Earnings (Loss) Per Common Share – Diluted:
Net income (loss)	$2,390	$(1,071)
Add-back interest expense on outstanding convertible notes payable, net of tax	754	-
Adjusted net income (loss)	$3,144	$(1,071)

Weighted-average common shares outstanding	43,693	48,293
Weighted-average incremental shares related to vesting of nonvested shares	300	(1)
Weighted-average incremental shares assuming conversion of outstanding notes payable	17,125	(1)
Weighted-average common shares outstanding and common share equivalents	61,118	48,293

Diluted earnings (loss) per share	$0.05	$(0.02)

(1)	For the three months ended March 31, 2012, the Company recorded a net loss which could not be diluted.

Shares issuable which could potentially dilute basic EPS in the future include 13.2 million shares for conversion of notes payable, 3.2 million shares for stock options exercised, and 0.7 million shares for vesting of nonvested shares.

(10)	Restructurings

In December 2012, the Company announced a plan to reduce its workforce by approximately 15-20 employees. In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. During the first quarter of 2013, the Company incurred restructuring charges of $2.5 million, of which $1.6 million resulted in cash expenditures paid and expensed during the quarter and $0.9 million remained to be paid for one-time employee termination benefits and associated costs.

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

The following table summarizes the changes in the Company’s accrued restructuring liabilities during the first quarter of 2013 (in thousands) based on the quarter in which the related restructuring measures were initiated:

	1Q-13	4Q-11	3Q-11	2Q-11	4Q-10	Total

Balance at December 31, 2011	-	1,184	2,630	312	358	4,484

2012 Payment made	-	(1,158)	(1,667)	(311)	(332)	(3,468)
2012 Adjustments	-	(20)	(207)	-	(26)	(252)
2012 Restructuring Accruals	-	-	13	-	-	13

Balance at December 31, 2012	-	6	769	1	-	777

1Q2013 Payment made	(1,583)	(4)	(254)	(1)	-	(1,842)
1Q2013 Adjustments	-	-	(23)	-	-	(23)
1Q2013 Restructuring Accruals	2,505	-	29	-	-	2,534

Balance at March 31, 2013	922	2	521	-	-	1,446

(11)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended March 31, 2013, the Company reversed stock-based compensation expense of $0.3 million related to unvested shares of terminated employees and changes in the status of certain employees. Shares were withheld to pay $0.1 million of taxes on behalf of employees because restricted stock units (RSUs) vested during the quarter, resulting in a debit to additional paid-in capital of $0.3 million. During the quarter ended March 31, 2012, the Company recognized stock-based compensation expense of $0.5 million. No shares were withheld to pay taxes on behalf of employees during the quarter ended March 31, 2012, because no stock options were exercised and no RSUs vested during such quarter.

As of March 31, 2013, there was $0.4 million of total unrecognized compensation cost related to unvested stock options that the Company expects to recognize over a weighted-average period of 17 months and $1.5 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 16 months.

The weighted-average exercise price of stock options granted during the three months ended March 31, 2013 was $4.54 per share and the fair value was $1.24 per share. The aggregate fair value of stock options granted during the three months ended March 31, 2013 was $0.2 million. There were no nonvested shares granted during the three months ended March 31, 2013. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the three months ended March 31, 2013 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2013	2,292	868
Granted	156	-
Exercised and vested	-	65
Expired and forfeited	78	261
Outstanding at March 31, 2013	2,370	542

Options vested and expected to vest at March 31, 2013	2,326

Options exercisable at March 31, 2013	2,090

(12)	Income Taxes

During the three months ended March 31, 2013, the Company recorded $133,000 of income tax expense for U.S. federal income tax provision for the first quarter of 2013 and amounts due to a foreign jurisdiction. During the three months ended March 31, 2012, the Company recorded no income tax expense because the estimated annual effective tax rate was zero.

As of March 31, 2013, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

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

The Company had a non-cancelable lease obligation for certain office and production facilities that had been vacated and sublet. During 2013, the Company terminated the lease of the South Plainfield, New Jersey facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We are a biotechnology company that previously was dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. We currently receive royalty revenues from licensing arrangements with other companies related to sales of seven marketed products, namely PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar and Adagen. The primary source of our royalty revenue is PegIntron, which is marketed by Merck.

In December 2012, we announced that our Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of our company and that our Board of Directors established a special committee to oversee our sale review process. In connection with our sale review process, we substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders.

In April 2013, the Company announced that it had concluded a thorough review of the possible sale or disposition of one or more corporate assets, or a sale of the Company. The review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets. The Company also announced that its Board of Directors approved a $1.60 special dividend per share (which would result in a distribution to stockholders of approximately $70 million) and intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders. The record date of the $1.60 special dividend will be May 7, 2013, and the payment date will be June 4, 2013.

Additionally, on April 30, 2013, pursuant to the terms of an asset purchase agreement entered into on the same date (the “Belrose APA”), we completed the sale of all of our right, title and interest in our Customized PEGylation Linker Technology platform and related assets to Belrose Pharma Inc. (“Belrose”). The assets sold include (i) intellectual property and know-how associated with the PEGylation platform (including certain patents), (ii) patents and know-how related to PEG-SN38, (iii) patents and know-how associated with certain of our internal clinical programs and (iv) certain related supplies and equipment. In addition, we assigned to Belrose our existing license agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. Under the Belrose APA, we also agreed to sell all of our right, title and interest in the Locked Nucleic Acid (LNA) Technology platform and related assets to Belrose at a second closing, provided that prior to July 15, 2013, we enter into an agreement with Santaris Pharma A/S (“Santaris”) to resolve any contractual obligations that the parties may have under our license agreement with Santaris and an agreement with Santaris and Belrose providing for Belrose’s assumption of such license agreement.

The aggregate upfront consideration for the assets is $800,000, $700,000 of which we received at closing and $100,000 of which was placed into escrow and is to be released to us if we consummate the sale of our right, title and interest in the LNA Technology platform and related assets to Belrose. The Belrose APA also entitles us to receive from Belrose additional potential payments, including a share of net revenues that may be received from Hisun related to PEG-SN38 rights in China as well as a share of other potential partnering revenues. The achievement of any of these potential payments is uncertain.

The assets sold to Belrose did not include any of the Company’s existing rights to receive royalties on PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar or Adagen.

In light of our sale of assets pursuant to the Belrose APA, we have no intention of resuming any clinical development activities. Currently, our business is focused solely on the management of our existing royalties.

Throughout Management’s Discussion and Analysis, the primary focus is on the results of operations, cash flows, financial condition and future outlook of our business. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended March 31,
	2013	Percent Change	2012
Royalty revenue	$9.6	(12)%	$10.9

We receive income from royalties on sales of seven marketed products, including PegIntron, marketed by Merck; Macugen, marketed by Pfizer, Inc. outside the U.S. and Valeant Pharmaceuticals International, Inc. in the U.S.; and CIMZIA, marketed by UCB Pharma. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees, and royalty revenue is recognized, in the quarter subsequent to the period in which the sales occur. Royalty revenue for the three months ended March 31, 2013 decreased 12% to $9.6 million from $10.9 million for the three months ended March 31, 2012.

Sales of PegIntron by Merck continue to constitute the most significant source of our royalty revenues. The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended
	March 31,		Dollar	Percent
PegIntron royalties from:	2013	2012	Change	Change
US sales	$1.07	$2.09	$(1.02)	(49)%
Foreign sales - Europe	1.98	2.75	(.77)	(28)%
Foreign sales - Japan	2.17	1.87	.3	16%
Foreign sales - Other	3.06	3.11	(.05)	(2)%
Total	$8.28	$9.82

Contract Research and Development

Pursuant to a transition services agreement entered into at the time of the sale of our former specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our ongoing involvement in the research and development related to the divested products. No revenue was generated from these services for the three months ended March 31, 2013, and we will not generate any such revenue in the future. This compares to $0.1 million reported for the first quarter of 2012. Our contractual obligation was to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2012. The transition services agreement was terminated by the purchaser on September 30, 2012.

Miscellaneous Income

Miscellaneous income was $0.55 million for the three months ended March 31, 2013 representing a milestone event related to the licensing of PEG-SN38 as part of the Collaboration Agreement with Hisun. In addition, miscellaneous income consists of rental receipts from the sublease of unused manufacturing and excess office space for which we no longer have lease commitments. The underlying lease expense is reflected in general and administrative expenses.

Operating Expenses:

Research and Development (in millions of dollars):

	Three Months Ended March 31,
	2013	Percent Change	2012
Research and development – pipeline	$1.7	(75)%	$6.9
Research and development – specialty and contracted services	$0.0	(100)%	$0.1

Research and development – pipeline

During the first quarter of 2013, total spending on our research and development programs decreased by $5.2 million, or 75%, to $1.7 million compared to $6.9 million for the first quarter of 2012. Clinical development expenses declined by $4.3 million and salaries and benefits expenses declined by $0.9 million as a result of the restructuring implemented in the first quarter of 2013. Clinical development expenses have declined for the three months ended March 31, 2013 compared to the same three month period of 2012 due to the Company substantially suspending all clinical development activities.

Research and development – specialty and contracted services

There were no expenses associated with generating contract research and development revenue during the first three months of 2013.

General and Administrative (in millions of dollars):

	Three Months Ended March 31,
	2013	Percent Change	2012
General and administrative	$2.9	(22)%	$3.7

General and administrative expenses declined by $0.8 million, or 22%, to $2.9 million for the first quarter of 2013 from $3.7 million for the first quarter of 2012. Salaries and benefits expenses declined by $0.4 million as a result of the restructuring implemented in the first quarter of 2013. The remainder of the decrease in general and administrative expenses was attributable to reduced costs for insurance and depreciation.

Restructurings

In December 2012, we announced a plan to reduce our workforce by approximately 15-20 employees. In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. During the first quarter of 2013, we incurred restructuring charges of $2.5 million, of which $1.6 million resulted in cash expenditures paid and expensed during the quarter and $0.9 million remained to be paid for one-time employee termination benefits and associated costs.

Other Income (Expense) (in millions of dollars):

	Three Months Ended March 31,
	2013	Percent Change	2012
Other income (expense):
Investment income, net	$0.4	(20)%	$0.5
Interest expense	(1.3)	(7)%	(1.4)
Other, net	0.2	n.m.	(0.1)
Total other income(expense)	$(0.7)	(30)%	$(1.0)

n.m. – not meaningful

Net investment income was $0.4 million for the first quarter of 2013, as compared to $0.5 million for the first quarter of 2012. The short-term marketable securities continue to mature in our portfolio to provide liquidity for the upcoming special dividend payment.

Interest expense was $1.3 million for the first quarter of 2013, as compared to $1.4 million for the first quarter of 2012. From November 2011 to May 2012, we repurchased $18.7 million in principal amount of our 4% convertible notes, and the declining interest costs are reflective of the lower principal amounts outstanding.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities, were $199.3 million as of March 31, 2013, as compared to $196.7 million as of December 31, 2012. The increase was primarily attributable to net cash provided by operating activities.

Net cash provided by investing activities was $41.8 million for the first quarter of 2013 as we sold marketable debt securities with a view toward shortening the duration of our portfolio. In the first quarter of 2012, the net cash used in investing activities was $53.8 million as we continued to invest excess cash in marketable securities, a process which began in the fourth quarter of 2011.

Net cash used in financing activities was $0.1 million for the first quarter of 2013 versus $3.8 million used in the first quarter of 2012. During the first quarter of 2012, we utilized $3.9 million to repurchase $3.7 million in principal amount of our 4% convertible notes.

As of March 31, 2013, we had outstanding $115.8 million of 4% convertible notes. Accrued interest on these notes was $1.5 million and $0.4 million as of March 31, 2013 and December 31, 2012, respectively. After giving effect to a required adjustment to the conversion price of our 4% convertible notes resulting from the December 2012 special cash dividend, our 4% convertible notes are currently convertible until maturity at the option of the holder into shares of our common stock at a conversion price of $6.76 per share (or a conversion rate of 147.8211 shares per $1,000 principal amount). At March 31, 2013, the potential dilutive effect of conversion of the 4% convertible notes was 17.1 million shares using the conversion price of $6.76 per share. On June 1, 2013, our 4% convertible notes will become due and payable, and on June 4, 2013, we will pay a special dividend aggregating approximately $70 million. We will be required to use our cash, cash equivalents and/or marketable securities to repay the notes at maturity and pay the special dividend, which will reduce our liquidity and capital resources.

Our current sources of liquidity are our (i) cash, (ii) our cash equivalents, (iii) marketable securities, (iv) interest earned on such cash, cash equivalents and marketable securities and (v) royalties (primarily those related to sales of PegIntron).

Based upon our current sources of liquidity and our planned use of $115.8 million of cash, cash equivalents and/or marketable securities to repay our 4% convertible notes on June 1, 2013 and pay the special dividend on June 4, 2013, we anticipate our cash, cash equivalents and marketable securities will be sufficient to meet our capital and operational requirements for the near future.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2013, we were not involved in any SPE transactions.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases, convertible debt, and license agreements with collaborative partners. There have been no material changes since December 31, 2012 with respect to our contractual obligations.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of March 31, 2013 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Research and Development Expenses

We accrued expenses for the cost of work performed by contract research organizations, contract manufacturing organizations and others based upon the estimated amount of the total effort completed on each order, study or project using factors such as the number of lots produced, the number of patients enrolled, the number of active clinical sites and the duration for which the patients are enrolled in the study. We base the estimates on the information available at the time. Additional information may become available at a later date that would enable us to develop a more accurate estimate. Such changes in estimate are generally recognized in the period when the information is first known.

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2013, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	We have limited sources of revenue and there can be no assurance that we will be able to sustain profitability in the future.

•	Our financial results are heavily dependent on continued sales of PegIntron and if revenues from these royalties or royalties from the sales of other products materially decline, our results of operations and financial position could be materially harmed.

•	The discretion of our Board of Directors to declare dividends and uncertainty regarding the amount and/or timing of excess cash, if any, that will actually be distributed to stockholders.

•	Costs associated with workforce reductions and the risk that we may not be able to realize the expected benefits from our recent reductions in our workforce.

•	We may outsource certain corporate functions, which could make us more dependent on third-parties to perform these corporate functions.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

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

The Company’s fixed-rate securities all mature within 2013.

Our 4% convertible notes in the principal amount outstanding of $115.8 million at March 31, 2013 are due June 1, 2013 and have a fair value of $116.2 million at March 31, 2013. Our outstanding convertible notes have a fixed interest rate of 4%. The fair value of the convertible notes is affected by changes in market rates of interest and the price of our common stock.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. During the evaluation of disclosure controls and procedures as of December 31, 2012 conducted during the preparation of the consolidated financial statements, a material weakness in internal control over financial reporting related to non-routine, complex technical accounting matters, specifically impairment analysis of property and equipment, was identified. Following the remediation of our review process related to accounting for non-routine complex technical accounting matters, as described more fully below, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

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

Based upon these steps taken and our testing and evaluation of the effectiveness of our internal controls, we have concluded the material weakness related to controls over the period-end financial reporting process no longer existed as of March 31, 2013.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

The following are material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 18, 2013 (“2012 Form 10-K”).

The risk factor entitled “Our sale review process is uncertain and entails numerous significant risks and uncertainties” in our 2012 Form 10-K is deleted.

The risk factor entitled “If our sale review process does not result in a sale of our company, our Board of Directors may decide to pursue a dissolution and liquidation of our company” is replaced with the following risk factor:

“Our Board of Directors could determine in the future to pursue a dissolution and liquidation of our company.

Our sale review process, which recently concluded, did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets. Our Board of Directors could determine in the future that a dissolution and liquidation would be in the best interests of the Company and its stockholders. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and separation agreements with certain members of its management that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company, (ii) various claims and legal actions arising in the ordinary course of business and (iii) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, if a dissolution and liquidation were pursued, we cannot be certain of the amount and/or timing of any distributions to our stockholders.”

The risk factor entitled “We may incur losses over the next several years and may never achieve or sustain profitability” is replaced with the following risk factor:

“We have incurred losses in the past, and there can be no assurance that we will be able to sustain profitability in the future.

We have incurred losses in the past and have limited sources of revenues. Our revenues consist almost entirely of royalty revenues from existing licensing arrangements with other companies related to sales of seven marketed products, with the majority of revenues coming from PegIntron. We do not intend on acquiring new sources of royalty revenues. While we have been able to reduce our operating expenses and achieved net income of $2.4 million for the first quarter of 2013, our revenues from existing royalties are expected to continue to decline there can be no assurance that we will be able to sustain profitability in the future. While we will seek to continue to minimize our operating expenses in the future, we expect to continue to incur operating expenses. In addition, we have incurred financial advisor and legal fees in connection with our sale review process, which recently concluded. These fees might result in an increase in our operating expenses.”

The risk factor entitled “We have substantially suspended all clinical development activities and our review of a possible sale of one or more of our clinical development programs is uncertain” in our 2012 Form 10-K is deleted.

The risk factor entitled “If we do not realize the expected benefits from the reduction in our workforce that was contemplated in our December 2012 announcement and from future cost savings initiatives that we may implement, the value of our company and our assets and the market price of our common stock could materially decline” in our 2012 Form 10-K is replaced with the following risk factor:

“If we do not realize the expected benefits from recent reductions in our workforce and from future cost savings initiatives that we may implement, the value of our company and our assets and the market price of our common stock could materially decline.

In December 2012, we announced a plan to reduce our workforce by approximately 15-20 employees, and in March 2012, we announced a plan to further reduce our workforce from 19 employees to 12 employees. As of the date of this Quarterly Report on Form 10-Q, we have ten employees. We cannot guarantee that we will be able to realize the cost savings and other anticipated benefits from our recent reductions in force. Further, we have in the past incurred, and may in the future incur, cash expenditures for one-time employee termination benefits and associated costs. These expenditures could cause the value of our company and our assets and the market price of our common stock to decline.”

The risk factor entitled “As a result of the reduction in our workforce that was contemplated in our December 2012 announcement, we are in the process of reallocating certain employment responsibilities and may outsource certain corporate functions which could make us more dependent on third-parties to perform these corporate functions” in our 2012 Form 10-K is replaced with the following risk factor:

“As a result of recent reductions in our workforce, we are in the process of reallocating certain employment responsibilities and may outsource certain corporate functions. As a result, we may be more dependent on third-parties to perform these corporate functions than we have been in the past.

As a result of the recent reductions in our workforce, we have been required to outsource certain corporate functions. This has made us more dependent on third-parties for the performance of these functions. In addition, these reductions in our workforce have had a negative impact on our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures. Our ongoing results of operations could be adversely affected to the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, and effectively manage the work performed by any retained third-party contractors.”

The risk factor entitled “The price of our common stock has been, and may continue to be, volatile, which also may significantly affect the trading price of our 4% convertible notes due 2013” in our 2012 Form 10-K is replaced with the following risk factor:

“The price of our common stock has been, and may continue to be, volatile, which also may significantly affect the trading price of our 4% convertible notes due 2013.

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

•	the level of revenues we generate from royalties we receive;
•	changes in our business strategy;
•	any special or periodic cash dividends or other distributions that we may make;
•	the losses we may incur;
•	developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;
•	public concern as to the safety and efficacy of products developed by us or others; and
•	litigation.

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could materially decline. Volatility in the price of our common stock may significantly affect the trading price of our 4% convertible notes.”

The following risk factor is added to our 2012 Form 10-K:

“The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease over time, as well as our ability to manage expenses, including costs relating to our ongoing operations and the wind down of our previous clinical development operations.

We announced in April 2013 that our Board of Directors approved a $1.60 special dividend per share (payable on June 4, 2013 to stockholders of record on May 7, 2013) and intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, and therefore our Board of Directors could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and our ability to manage expenses, including costs relating to our ongoing operations and the wind down of our previous clinical development operations. Our future revenues from existing royalties are expected to decrease over time (and eventually cease altogether) due to future expirations over time of our right to receive royalties under the terms of our existing licensing arrangements. Future revenues from existing royalties may also decline due to decreases in the sales of the products for which we have the right to receive royalties. There is no assurance that we will have sufficient royalty revenues to be able to pay dividends in the future. Any inability to pay dividends could cause the market price of our common stock to decline significantly.”

The following risk factor is added to our 2012 Form 10-K:

“Our common stock may lose value and our common stock could be delisted from NASDAQ due to several factors or a combination of such factors.

Any continued payment of dividends to our stockholders, together with future expirations over time of our right to receive royalties under the terms of our existing licensing arrangements, may result in a reduction over time in the price per share of our common stock. If the price per share of our common stock were to fall below NASDAQ listing standards, our common stock may be delisted. If our common stock were delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell securities in the secondary market could be limited. Delisting from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the loss of institutional investor interest.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through March 31, 2013 amounts to 16,174,568 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

We have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program.

During the first quarter of 2013, we did not repurchase any shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	-	-	-	$46,628,428
February 1 – February 28, 2013	-	-	-	$46,628,428
March 1 – March 31, 2013	-	-	-	$46,628,428
Total	-	-	-	$46,628,428

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

* Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 10, 2013	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Dated: May 10, 2013	/s/ Timothy G. Daly
Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

* Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
25