Form 10-Q
period 2013-06-30
ENZON PHARMACEUTICALS INC
filed 2013-08-06
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Shares of Common Stock outstanding as of August 1, 2013: 43,909,951

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$11,456	$77,348
Marketable securities	3,001	119,391
Other current assets	1,290	1,904
Total current assets	15,747	198,643

Property and equipment, net	902	1,138

Total assets	$16,649	$199,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$596	$776
Accrued expenses and other current liabilities	2,004	5,688
Notes payable	-	115,849
Total current liabilities	2,600	122,313

Total liabilities	2,600	122,313

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 43,731,646 shares at June 30, 2013 and 43,674,170 shares at December 31, 2012	437	437
Additional paid-in capital	154,354	224,796
Accumulated other comprehensive income	(3)	83
Accumulated deficit	(140,739)	(147,848)
Total stockholders’ equity	14,049	77,468
Total liabilities and stockholders’ equity	$16,649	$199,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Royalties	$8,044	$9,771	$17,608	$20,092
Contract research and development	-	33	-	136
Miscellaneous income	12	427	631	604
Total revenues	8,056	10,231	18,239	20,832

Operating expenses:
Research and development – pipeline	294	5,673	1,872	12,587
Research and development – specialty and contracted services	-	28	-	113
General and administrative	2,398	4,358	5,347	8,033
Restructuring charges	464	(70)	2,970	(107)
Total operating expenses	3,156	9,989	10,189	20,626

Operating income	4,900	242	8,050	206

Other income (expense):
Investment income, net	103	523	530	1,001
Interest expense	(850)	(1,364)	(2,124)	(2,781)
Other, net	646	(97)	866	(193)
Total other expense	(101)	(938)	(728)	(1,973)

Income (loss) before income tax expense	4,799	(696)	7,322	(1,767)
Income tax expense	80	33	213	33
Net income (loss)	$4,719	$(729)	$7,109	$(1,800)

Earnings (loss) per common share
Basic	$0.11	$(0.02)	$0.16	$(0.04)
Diluted	$0.09	$(0.02)	$0.14	$(0.04)

Weighted-average shares – basic	43,729	48,176	43,711	48,234
Weighted-average shares – diluted	55,272	48,176	58,197	48,234
Special cash dividend paid per common share	$1.60	-	$1.60	-

Other comprehensive income (loss):
Available-for-sale marketable securities:
Unrealized holding gains (losses) arising during period	(3)	(57)	234	480
Reclassification adjustment for realized losses (gains) on sales included in net income (loss)	(39)	(16)	(320)	19
Total other comprehensive income (loss)	(42)	(73)	(86)	499

Comprehensive income (loss)	$4,677	$(802)	$7,023	$(1,301)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$7,109	$(1,800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	159	2,568
Amortization and write-off of debt issuance costs	193	309
Stock-based compensation and employee purchase plan discount	(366)	982
(Gain) loss on sales of marketable securities	(320)	19
Losses on early retirement of notes payable	-	212
Amortization of purchase premium on marketable securities	731	1,556
(Gain) on sale of assets	(865)	-
Changes in operating assets and liabilities	(3,406)	(7,246)
Net cash provided by (used in) operating activities	3,235	(3,400)

Cash flows from investing activities:
Purchases of property and equipment	-	(4)
Proceeds from sale of assets	942	-
Proceeds from sales and maturities of marketable securities	115,894	83,276
Purchases of marketable securities	-	(105,540)
Net cash provided by (used in) investing activities	116,836	(22,268)

Cash flows from financing activities:

Common stock dividend	(69,970)	-
Repurchase of common stock	-	(5,318)
Retirement of notes payable	(115,849)	-
Repurchases of notes payable	-	(13,862)
Proceeds from issuance of common stock	12	62
Withholding taxes – stock based compensation	(123)	(76)
Withdrawals/proceeds from employee stock purchase plan	(33)	(21)
Net cash used in financing activities	(185,963)	(19,215)

Net increase (decrease) in cash and cash equivalents	(65,892)	(44,883)

Cash and cash equivalents at beginning of period	77,348	104,324

Cash and cash equivalents at end of period	$11,456	$59,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed products, namely, PegIntron®, Sylatron®, Macugen®, CIMZIA®, Oncaspar and Adagen. The Company currently has few employees and limited operations. The Company operates in one business segment. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s operations and assets reside exclusively in the United States.

The Company was previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. In December 2012, the Company announced that its Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of the Company and that the Board of Directors established a special committee to oversee the sale review process. In connection with the sale review process, the Company substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to the Company’s stockholders. In April 2013, the Company announced that it had concluded a thorough review of the possible sale or disposition of one or more corporate assets, or a sale of the Company. The review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets. In the same announcement, the Company also announced that its Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

On April 30, 2013, pursuant to the terms of an asset purchase agreement entered into on the same date (the “Belrose APA”), the Company completed the sale of all of its right, title and interest in its Customized PEGylation Linker Technology platform and related assets to Belrose Pharma Inc. (“Belrose”) for aggregate consideration of $700,000. The assets sold include (i) intellectual property and know-how associated with the PEGylation platform (including certain patents), (ii) patents and know-how related to PEG-SN38, (iii) patents and know-how associated with certain of the Company’s internal clinical programs and (iv) certain related supplies and equipment. In addition, the Company assigned to Belrose the Company’s existing license agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. The Belrose APA had also provided for the sale by the Company of its interest in the Locked Nucleic Acid (LNA) Technology platform and related assets for $100,000 at a second closing; however, the conditions to the second closing were not satisfied and the Company continues to retain its interest in such assets. The Belrose APA also entitles the Company to receive from Belrose additional potential payments, including a share of net revenues that may be received from Hisun related to PEG-SN38 rights in China as well as a share of other potential partnering revenues. The achievement of any of these potential payments is uncertain. The assets sold to Belrose did not include any of the Company’s existing rights to receive royalties on PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar or Adagen. The Company has no intention of resuming any clinical development activities.

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The carrying values of cash, cash equivalents, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2013 and December 31, 2012 due to their short-term nature. Marketable securities are carried on the condensed consolidated balance sheets at fair value. The fair values and carrying amounts of the Company’s financial instruments at June 30, 2013 are indicated below (in thousands):

Description	Fair Value	Carrying Amount
Marketable Securities (Note 5)	$3,001	$3,001

(5)	Marketable Securities

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at June 30, 2013 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$3,004	-	$(3)	$3,001
	$3,004	-	$(3)	$3,001

* Included in current marketable securities at June 30, 2013.

The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$86,769	$82	$(11)	$86,840
Commercial paper	30,482	8	-	30,490
U.S. government-sponsored agency	2,057	4	-	2,061
	$119,308	$94	$(11)	$119,391

* Included in current marketable securities at December 31, 2012.

All marketable securities are classified as available-for-sale.

Maturities of marketable debt securities, based on contractual maturity, at June 30, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$3,004	$3,001

	$3,004	$3,001

For the three months and six months ended June 30, 2013, the Company realized gains from the sale of marketable securities of $39,000 and approximately $0.3 million, respectively. For the three months ended June 30, 2012, the Company realized net gains from the sale of marketable securities of $16,000. For the six months ended June 30, 2012, the Company realized net losses from the sale of marketable securities of $19,000. The Company includes realized gain and losses, if any, in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss), in Interest and Other Income.

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of June 30, 2013 and December 31, 2012, marketable securities with fair value of $3.0 million and $38.1 million respectively were in an unrealized loss position. However, none of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

As of June 30, 2013 and December 31, 2012, the Company’s marketable securities are all valued based on Level 2 inputs. Fair value is determined from available Level 2 vendor quoted prices utilizing observable inputs based on active markets. The Company utilizes a financial institution to provide pricing for securities in the Company’s portfolio, and reviews documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determines if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield and structure that were recently transacted. The Company continues to monitor any changes or modifications to their process by reviewing their documentation on internal controls for pricing and market reviews.

(6)	Notes Payable

The Company’s 4% convertible notes matured on June 1, 2013, and the Company repaid in full the outstanding principal amount of $115.8 million, together with accrued interest thereon. As of December 31, 2012, the principal amount of the convertible notes outstanding was $115.8 million.

During 2012, the Company retired $13.6 million in principal amount of its then outstanding 4% convertible notes at a price above par and wrote-off approximately $62,000 of deferred debt issuance costs. As of December 31, 2012, the balance of unamortized deferred debt issuance costs was approximately $0.2 million.

Accrued interest (included in accrued expenses) on the Company’s 4% convertible notes amounted to $0.4 million as of December 31, 2012.

(7)	Stockholders’ Equity

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. The Company has suspended repurchases under the share repurchase program. No shares were purchased during the first six months of 2013. During the second quarter of 2012, the Company repurchased and retired 788,300 shares at a cost of $5.3 million under this program.

(8)	Supplemental Cash Flow Information

The Company considers all highly liquid investment securities with original maturities of three months or less to be cash equivalents. During the six months ended June 30, 2013 and 2012, there were interest payments of $2.3 million and $2.5 million, respectively, related to the Company’s notes payable. Income tax payments of $213,000 and $33,000 were made during the six months ended June 30, 2013 and 2012, respectively.

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

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and the number of shares issuable upon conversion of the Company’s convertible notes payable for the period that they were outstanding. As of June 30, 2013, shares issuable under the employee stock purchase plan (ESPP) no longer have a dilutive effect due to the plan termination. Earnings per common share information as follows (in thousands, except per share amounts):

	Three months ended June 30,			Six months ended June 30,
	2013		2012	2013		2012
Income (loss) Per Common Share – Basic:
Net income (loss)	$4,719		$(729)	$7,109		$(1,800)

Weighted-average common shares outstanding	43,729		48,176	43,711		48,234

Basic income (loss) per share	$0.11		$(0.02)	$0.16		$(0.04)

Income (loss) Per Common Share – Diluted:
Net income (loss)	$4,719		$(729)	$7,109		$(1,800)
Add-back of interest expense on outstanding convertible notes payable, net of tax	$457		- (1)	$1,142		- (1)
Adjusted net income (loss)	$5,176		$(729)	$8,251		$(1,800)

Weighted-average common shares outstanding	43,729		48,176	43,711		48,234
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	126		- (1)	215		- (1)
Weighted-average incremental shares assuming conversion of outstanding notes payable	11,417	(2)	- (1)	14,271	(2)	- (1)
Weighted-average common shares outstanding and common share equivalents	55,272		48,176	58,197		48,234

Diluted income (loss) per share	$0.09		$(0.02)	$0.14		$(0.04)

(1)	For the three and six months ended June 30, 2012, the Company recorded a net loss which could not be diluted.
(2)	Dilutive convertible notes payable, which were retired on June 1, 2013, were included in the denominator of diluted EPS for the period that they were outstanding.

Shares issuable which could potentially dilute basic EPS in the future include 2.4 million shares for stock options exercised and 0.9 million shares for vesting of nonvested shares.

(10)	Restructurings

In December 2012, the Company announced a plan to reduce its workforce by approximately 15-20 employees. In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. The Company continued to reduce its workforce during the second quarter of 2013 from 12 to 5 employees.

During the first quarter of 2013, the Company incurred restructuring charges of $2.5 million, of which $1.6 million resulted in cash expenditures paid during the first quarter.

During the second quarter of 2013, the Company incurred restructuring charges of $596,000, of which $501,000 resulted in cash expenditures paid during the second quarter and $95,000 remained to be paid for one-time employee termination benefits and associated costs. The Company also reversed previously recognized expense of $132,000 due to changes in estimates of employee separation costs.

The Company has incurred costs from restructuring activities undertaken during 2011 as part of the transition from a fully integrated biopharmaceutical company with research, manufacturing, and marketing operations to a biotechnology company focused primarily on research and development. During the second half of 2011, the Company incurred additional restructuring costs as part of a plan to more closely align its resources and capital with on-going research and development activities. Restructuring costs are charged to earnings and accrued as a liability at the time they are considered probable and reasonably estimable. Restructuring costs include employee separation benefits and lease termination costs for facilities that have been vacated.

The following table summarizes the changes in the Company’s accrued restructuring liabilities during the first and second quarter of 2013 (in thousands) based on the quarter in which the related restructuring measures were initiated:

	2Q-13	1Q-13	4Q-11	3Q-11	2Q-11	Total
Balance at December 31, 2012	-	-	6	769	1	776
1Q2013 Payment made	-	(1,583)	(4)	(254)	(1)	(1,842)
1Q2013 Adjustments	-	-	-	(23)	-	(23)
1Q2013 Restructuring Accruals	-	2,505	-	29	-	2,534

Balance at March 31, 2013	-	922	2	521	-	1,445
2Q2013 Payment made	(501)	(757)	(2)	(460)	-	(1,720)
2Q2013 Adjustments	-	(103)	-	(29)	-	(132)
2Q2013 Restructuring Accruals	596	-	-	-	-	596
Balance at June 30, 2013	95	62	-	32	-	189

(11)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended June 30, 2013, the Company reversed stock-based compensation expense of $0.2 million related to unvested shares of terminated employees and changes in the status of certain employees. Shares were withheld to pay $17,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the quarter, resulting in a debit to additional paid-in capital of $0.1 million. During the quarter ended June 30, 2012, the Company recognized stock-based compensation expense of $0.5 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees during the quarter ended June 30, 2012, resulting in a net incremental credit of additional paid in capital of $0.4 million.

During the six months ended June 30, 2013, the Company reversed stock-based compensation expense of $0.4 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees, resulting in a net incremental debit to additional paid-in capital of $0.5 million. During the six months ended June 30, 2012, the Company recognized stock-based compensation expense of $1.0 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $0.9 million.

As of June 30, 2013, there was $0.3 million of total unrecognized compensation cost related to unvested stock options that the Company expects to recognize over a weighted-average period of 16 months and $1.1 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 16 months.

During the six months ended June 30, 2013, the Company granted 156,000 stock options, all of which were granted during the first quarter. The aggregate fair value of stock options granted during the six months ended June 30, 2013 was $0.2 million. There were no nonvested shares granted during the six months ended June 30, 2013. The Company uses historical data to estimate forfeiture rates.

On April 23, 2013, the Company’s Board of Directors declared a special cash dividend of $1.60 per share of common stock. This special cash dividend was paid on June 4, 2013 to stockholders of record as of May 7, 2013. In connection with this special cash dividend, the Compensation Committee of the Company’s Board of Directors approved equitable adjustments to the Company’s outstanding stock options and restricted stock units. The compensation cost recognized during 2013 relating to this modification was $4,000.

Activity related to stock options and nonvested shares during the six months ended June 30, 2013 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2013	2,292	868
Granted	156	-
Exercised and vested	-	(83)
Expired and forfeited	(92)	(363)
Adjustment pursuant to special dividend	-	438
Outstanding at June 30, 2013	2,356	860

Options vested and expected to vest at June 30, 2013	2,313

Options exercisable at June 30, 2013	2,086

(12) Income Taxes

During the three months ended June 30, 2013, the Company recorded $80,000 of income tax expense for U.S. federal income tax provision. During the three months ended June 30, 2012, the Company recorded $33,000 of income tax expense related to foreign jurisdictions. During the three months ended June 30, 2012, the Company recorded no income tax expense because the estimated annual effective tax rate was zero.

During the six months ended June 30, 2013 and 2012, the Company recorded income tax expense of $213,000 and $33,000, respectively.

As of June 30, 2013, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The Company had a non-cancelable lease obligation for certain office and production facilities that had been vacated and sublet. During 2013, the Company terminated the lease of the Bridgewater, New Jersey facility.

(14) Cash Dividend

On April 23, 2013, the Company’s Board of Directors declared a special cash dividend of $1.60 per share of common stock. This special cash dividend was paid on June 4, 2013 to stockholders of record as of May 7, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive revenues from existing licensing arrangements with other companies primarily related to sales of six marketed products, namely, PegIntron®, Sylatron®, Macugen®, CIMZIA®, Oncaspar and Adagen. The primary source of our royalty revenue is PegIntron, which is marketed by Merck. We currently have few employees and limited operations.

We were previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. In December 2012, we announced that our Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of our company and that our Board of Directors established a special committee to oversee our sale review process. In connection with our sale review process, we substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. In April 2013, the Company announced that it had concluded a thorough review of the possible sale or disposition of one or more corporate assets, or a sale of the Company. The review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets. In the same announcement, the Company also announced that its Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

On April 30, 2013, pursuant to the terms of an asset purchase agreement entered into on the same date (the “Belrose APA”), we completed the sale of all of our right, title and interest in our Customized PEGylation Linker Technology platform and related assets to Belrose Pharma Inc. (“Belrose”) for aggregate consideration of $700,000. The assets sold include (i) intellectual property and know-how associated with the PEGylation platform (including certain patents), (ii) patents and know-how related to PEG-SN38, (iii) patents and know-how associated with certain of our internal clinical programs and (iv) certain related supplies and equipment. In addition, we assigned to Belrose our existing license agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. The Belrose APA had also provided for the sale by us of our interest in the Locked Nucleic Acid (LNA) Technology platform and related assets for $100,000 at a second closing; however, the conditions to the second closing were not satisfied and we continue to retain our interest in such assets. The Belrose APA also entitles us to receive from Belrose additional potential payments, including a share of net revenues that may be received from Hisun related to PEG-SN38 rights in China as well as a share of other potential partnering revenues. The achievement of any of these potential payments is uncertain. The assets sold to Belrose did not include any of the Company’s existing rights to receive royalties on PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar or Adagen. We have no intention of resuming any clinical development activities.

Throughout Management’s Discussion and Analysis, the primary focus is on the results of operations, cash flows, financial condition and future outlook of our business. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Royalty revenue	$8.0	(18)	$9.8	$17.6	(12)	$20.1

We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PegIntron, marketed by Merck; Macugen, marketed by Pfizer, Inc. outside the U.S. and Valeant Pharmaceuticals International, Inc. in the U.S.; and CIMZIA, marketed by UCB Pharma. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees, and royalty revenue is recognized, in the quarter subsequent to the period in which the sales occur. Royalty revenue for the three months ended June 30, 2013 decreased 18% to $8.0 million from $9.8 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, royalty revenue decreased 12% to $17.6 million from $20.1 million for the six months ended June 30, 2012.

Sales of PegIntron by Merck continue to constitute the most significant source of our royalty revenue. The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Six Months Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
PEGINTRON royalties from:	2013	2012	Change	Change	2013	2012	Change	Change
US sales	$0.90	$1.89	$(0.99)	-52%	$1.97	$3.98	$(2.01)	-51%
Foreign sales - Europe	2.48	2.63	(0.15)	-6%	4.46	5.38	(0.92)	-17%
Foreign sales - Japan	1.34	1.86	(0.52)	-28%	3.51	3.74	(0.23)	-6%
Foreign sales - Other	2.59	2.68	(0.09)	-3%	5.65	5.79	(0.14)	-2%
Total	$7.31	$9.06	$(1.75)	-19%	$15.59	$18.89	$(3.30)	-17%

Contract Research and Development

Pursuant to a transition services agreement entered into at the time of the sale of our former specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development were reported in continuing operations due to our ongoing involvement in the research and development related to the divested products. No revenue was generated from these services for the three and six months ended June 30, 2013, and we will not generate any such revenue in the future. This compares to minimal revenue reported for the three and six months ended June 30, 2012. Our contractual obligation was to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2012. The transition services agreement was terminated by the purchaser on September 30, 2012.

Miscellaneous Income

Miscellaneous income was $0.6 million for the six months ended June 30, 2013. In 2013, we recorded a milestone event related to the licensing of PEG-SN38 as part of the Collaboration Agreement with Hisun.  In addition, miscellaneous income consists of rental receipts from the sublease of unused manufacturing and excess office space for which we no longer have lease commitments. The underlying lease expense is reflected in general and administrative expenses.

Operating Expenses:

Research and Development (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Research and development – pipeline	$0.3	(95)	$5.7	$1.9	(85)	$12.6
Research and development – specialty and contracted services	$0.0	n.m.	$0.0	$0.0	n.m.	$0.1

n.m. – not meaningful

Research and development – pipeline

During the second quarter of 2013, total spending on our research and development programs decreased by $5.4 million, or 95%, to $0.3 million compared to $5.7 million for the second quarter of 2012. Clinical development expenses declined by $3.9 million and salaries and benefits expenses declined by $1.5 million as a result of the restructuring implemented in the first half of 2013. Clinical development expenses have declined for the three months ended June 30, 2013 compared to the same three month period of 2012 due to the Company substantially suspending all clinical development activities.

During the first half of 2013, total spending on our research and development programs decreased by $10.7 million, or 85%, to $1.9 million compared to $12.6 million for the first half of 2012. Salaries and benefits expenses declined by $2.4 million as a result of the restructuring implemented in the fourth quarter of 2011 and the first quarter of 2013. Clinical development expenses have declined for the six months ended June 30, 2013 compared to the same six month period of 2012 due to the Company substantially suspending all clinical development activities.

Research and development – specialty and contracted services

There were no expenses associated with generating contract research and development revenue during the first six months of 2013.

General and Administrative (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
General and administrative	$2.4	(45)	$4.4	$5.3	(34)	$8.0

General and administrative expenses declined by $2.0 million, or 45%, to $2.4 million for the second quarter of 2013 from $4.4 million for the second quarter of 2012. Salaries and benefits expenses declined by $0.2 million as a result of the restructuring implemented in the first quarter of 2013. The remainder of the decrease in general and administrative expenses was attributable to reduced costs for insurance and depreciation.

For the six months ended June 30, 2013, general and administrative expenses declined by $2.7 million, or 34%, to $5.3 million from $8.0 million for the first half of 2012. Salaries and benefits expenses declined by $0.6 million as a result of the restructuring implemented in the first quarter of 2013. The remainder of the decrease in general and administrative expenses was attributable to reduced costs for insurance and depreciation.

Restructurings

In December 2012, we announced a plan to reduce our workforce by approximately 15-20 employees. In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. The Company continued to reduce its workforce during the second quarter of 2013 from 12 to 5 employees. During the first quarter of 2013, we incurred restructuring charges of $2.5 million, of which $1.6 million resulted in cash expenditures paid and expensed during the quarter and $0.9 million remained to be paid for one-time employee termination benefits and associated costs. During the second quarter of 2013, the Company incurred restructuring charges of $596,000 for one-time employee termination benefits and associated costs.

Other Income (Expense) (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	% Change	2012	2013	% Change	2012
Other income (expense):
Investment income, net	$0.1	(80)	$0.5	$0.5	(50)	$1.0
Interest expense	(0.8)	(38)	(1.3)	(2.1)	(25)	(2.8)
Other, net	0.6	n.m.	(0.1)	0.9	n.m.	(0.2)
	$(0.1)	(55)	$(0.9)	$(0.7)	(45)	$(2.0)

n.m. – not meaningful

Net investment income was $0.1 million for the second quarter of 2013, as compared to $0.5 million for the second quarter of 2012. For the six months ended June 30, 2013, net investment income was $0.5 million versus $1.0 million for the first half of 2012. Substantially all short-term marketable securities matured or were sold to provide liquidity for the special dividend payment and retirement of the notes payable during the second quarter of 2013.

Interest expense was $0.8 million for the second quarter of 2013, as compared to $1.3 million for the second quarter of 2012. Interest expense was $2.1 million for the first half of 2013 versus $2.8 million for the first half of 2012. From November 2011 to May 2012, we repurchased $18.7 million in principal amount of our 4% convertible notes, and the declining interest costs are reflective of the lower principal amounts outstanding. Additionally, the Company retired the 4% convertible notes during the quarter.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities were $14.5 million as of June 30, 2013, as compared to $196.7 million as of December 31, 2012. The decrease was primarily attributable to net cash used in financing activities of $186.0 million, which was attributable to $70.0 million used to pay the June 2013 special cash dividend and $115.8 million used to retire the principal amount of our outstanding 4% convertible notes which matured during June 2013.

For the six months ended June 30, 2013, net cash provided by operating activities was $3.2 million compared to $3.4 million of cash used in the six months ended June 30, 2012.

In the first half of 2013, the net cash provided by investing activities was $116.8 million. We sold marketable debt securities to provide liquidity for the special dividend payment and retirement of the notes payable during the second quarter of 2013.

Net cash used in investing activities was $22.3 million in the first half of 2012 as we continued to invest excess cash in marketable securities, a process we began during the fourth quarter of 2011.

Net cash used in financing activities was $186.0 million for the first half of 2013 versus $19.2 million used in the first half of 2012. During the first half of 2013, we utilized $70.0 million to pay the special cash dividend in June 2013 and $115.8 million to retire the principal amount of our outstanding 4% convertible notes which matured during June 2013.

Our current sources of liquidity are our (i) cash, (ii) our cash equivalents, (iii) marketable securities, (iv) interest earned on such cash, cash equivalents and marketable securities and (v) royalties (primarily those related to sales of PegIntron).

Based upon our current sources of liquidity, we anticipate our cash, cash equivalents and marketable securities will be sufficient to meet our capital and operational requirements for the near future.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2013, we were not involved in any SPE transactions.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases and license agreements with collaborative partners. There have been no material changes since December 31, 2012 with respect to our contractual obligations, except for the repayment of the Company’s 4% convertible notes during the quarter.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of June 30, 2013 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2013, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in “Item 1A. Risk Factors” of our subsequent quarterly reports on Form 10-Q. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

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

The Company’s fixed-rate securities will mature within 2013.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. During the evaluation of disclosure controls and procedures as of December 31, 2012 conducted during the preparation of the consolidated financial statements, a material weakness in internal control over financial reporting related to non-routine, complex technical accounting matters, specifically impairment analysis of property and equipment was identified. Following the remediation of our review process related to accounting for non-routine complex technical accounting matters, as described more fully below, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

The following are material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 18, 2013 (“2012 Form 10-K”), as may have been amended in our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 filed on May 10, 2013 (“Q1 2013 Form 10-Q”).

The risk factor entitled “As a result of the reduction in our workforce that was contemplated in our December 2012 announcement, we are in the process of reallocating certain employment responsibilities and may outsource certain corporate functions which could make us more dependent on third-parties to perform these corporate functions” in our 2012 Form 10-K, as amended in our Q1 2013 Form 10-Q is replaced with the following risk factor:

“As a result of recent reductions in our workforce, we are in the process of reallocating certain employment responsibilities and may outsource certain corporate functions. As a result, we may be more dependent on third-parties to perform these corporate functions than we have been in the past.

As a result of the recent reductions in our workforce, we have been required to outsource certain corporate functions. This has made us more dependent on third-parties for the performance of these functions. In addition, these reductions in our workforce have had a negative impact on our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures. On July 22, 2013, Timothy G. Daly informed us that he will be resigning, effective August 9, 2013, as our Vice President, Controller and Chief Accounting Officer. This resignation may have a further negative impact on the Company’s ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures. Our ongoing results of operations could be adversely affected to the extent that we are unable to effectively reallocate employee responsibilities, retain key employees, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, and effectively manage the work performed by any retained third-party contractors.”

The risk factor entitled “The price of our common stock has been, and may continue to be, volatile, which also may significantly affect the trading price of our 4% convertible notes due 2013” in our 2012 Form 10-K, as amended in our Q1 2013 Form 10-Q is replaced with the following risk factor:

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

In addition, due to one or more of the foregoing factors in one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could materially decline.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

In December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through June 30, 2013 amounts to 16,174,568 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

We have suspended repurchases under the share repurchase program.

During the second quarter of 2013, we did not repurchase any shares of our Common Stock as set forth in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2013	-	-	-	$46,628,428
May 1 – May 31, 2013	-	-	-	$46,628,428
June 1 – June 30, 2013	-	-	-	$46,628,428
Total	-	-	-	$46,628,428

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
10.1	Amended and Restated 2013 Outside Director Compensation Plan*	**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	**

*	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

**	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 6, 2013	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Dated: August 6, 2013	/s/ Timothy G. Daly
Timothy G. Daly
Vice President, Controller and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
10.1	Amended and Restated 2013 Outside Director Compensation Plan*	**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	**

*	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

**	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

