Form 10-Q
period 2013-09-30
ENZON PHARMACEUTICALS INC
filed 2013-11-12
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Shares of Common Stock outstanding as of November 1, 2013: 44,068,299

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$21,691	$77,348
Marketable securities	-	119,391
Other current assets	642	1,904
Assets held for sale	529	-
Total current assets	22,862	198,643

Property and equipment	-	1,138

Total assets	$22,862	$199,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$201	$776
Accrued expenses and other current liabilities	2,286	5,688
Notes payable	-	115,849
Total current liabilities	2,487	122,313
Accrued rent liability	596	-
Total liabilities	3,083	122,313

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,068,299 shares at September 30, 2013 and 43,674,170 shares at December 31, 2012	441	437
Additional paid-in capital	154,515	224,796
Accumulated other comprehensive income	-	83
Accumulated deficit	(135,177)	(147,848)
Total stockholders’ equity	19,779	77,468
Total liabilities and stockholders’ equity	$22,862	$199,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Royalties	$8,828	$10,919	$26,436	$31,011
Contract research and development	-	-	-	136
Miscellaneous revenue	-	202	631	806
Total revenues	8,828	11,121	27,067	31,953

Operating expenses:
Research and development – pipeline	653	3,954	2,525	16,541
Research and development – specialty and contracted services	-	10	-	123
General and administrative	2,259	3,209	7,606	11,242
Restructuring charges	794	(113)	3,764	(220)
Total operating expenses	3,706	7,060	13,895	27,686

Operating income	5,122	4,061	13,172	4,267

Other income (expense):
Investment income, net	4	1,386	534	2,387
Interest expense	-	(1,274)	(2,124)	(4,055)
Other income (expense), net	195	2	1,061	(191)
Total other income (expense)	199	114	(529)	(1,859)

Income before income tax expense	5,321	4,175	12,643	2,408
Income tax (benefit) expense	(241)	-	(28)	33
Net income	$5,562	$4,175	$12,671	$2,375

Earnings per common share
Basic	$0.13	$0.09	$0.29	$0.05
Diluted	$0.13	$0.08	$0.26	$0.05

Weighted-average shares – basic	43,921	46,387	43,782	47,614
Weighted-average shares – diluted	44,137	58,563	53,468	47,671
Special cash dividend paid per common share	-	-	$1.60	-

Other comprehensive income (loss):
Net income	$5,562	$4,175	$12,671	$2,375
Available-for-sale marketable securities:
Unrealized holding gains arising during period	4	590	238	1,070
Reclassification adjustment for realized gains on sales included in net income	-	(979)	(320)	(960)

Total other comprehensive income (loss)	4	(389)	(82)	110

Comprehensive income	$5,566	$3,786	$12,589	$2,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,671	$2,375
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	218	3,500
Amortization and write-off of debt issuance costs	193	425
Stock-based compensation and employee purchase plan discount	(54)	1,550
Gain on sales of marketable securities	(320)	(960)
Loss on early retirement of notes payable	-	212
Amortization of purchase premium on marketable securities	735	2,345
Gain on sale of assets	(1,060)	(8)
Changes in operating assets and liabilities	(2,276)	(7,378)
Net cash provided by operating activities	10,107	2,061

Cash flows from investing activities:
Purchases of property and equipment	-	(23)
Proceeds from sale of assets	1,451	9
Proceeds from sales and maturities of marketable securities	118,894	265,314
Purchases of marketable securities	-	(195,413)
Net cash provided by investing activities	120,345	69,887

Cash flows from financing activities:
Common stock dividend	(69,970)	-
Repurchase of common stock	-	(21,439)
Retirement of notes payable	(115,849)	-
Repurchases of notes payable	-	(13,862)
Proceeds from issuance of common stock	12	62
Withholding taxes – stock based compensation	(269)	(102)
Withdrawals/proceeds from employee stock purchase plan	(33)	15
Net cash used in financing activities	(186,109)	(35,326)

Net (decrease) increase in cash and cash equivalents	(55,657)	36,622

Cash and cash equivalents at beginning of period	77,348	104,324

Cash and cash equivalents at end of period	$21,691	$140,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)   Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed products, namely, PegIntron®, Sylatron®, Macugen®, CIMZIA®, Oncaspar and Adagen.  The Company currently has no clinical operations and limited corporate operations.  The Company operates in one business segment. The Company’s Principal Executive Officer (chief operating decision maker) reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating unit. The Company’s operations and assets reside exclusively in the United States.

The Company was previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs.  In December 2012, the Company announced that its Board of Directors retained Lazard Frères & Co. LLC to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of the Company and that the Board of Directors established a special committee to oversee the sale review process. In connection with the sale review process, the Company substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to the Company’s stockholders.  In April 2013, the Company announced that it had concluded a thorough review of the possible sale or disposition of one or more corporate assets, or a sale of the Company.  The review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets.  In the same announcement, the Company also announced that its Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

On April 30, 2013, pursuant to the terms of an asset purchase agreement entered into on the same date (the “Belrose APA”), the Company completed the sale of all of its right, title and interest in its Customized PEGylation Linker Technology platform and related assets to Belrose Pharma Inc. (“Belrose”) for aggregate consideration of $700,000.  The assets sold included (i) intellectual property and know-how associated with the PEGylation platform (including certain patents), (ii) patents and know-how related to PEG-SN38, (iii) patents and know-how associated with certain of the Company’s internal clinical programs and (iv) certain related supplies and equipment.  In addition, the Company assigned to Belrose the Company’s existing license agreement with Zhejiang Hisun Pharmaceutical Co., Ltd.  The Belrose APA had also provided for the sale by the Company of its interest in the Locked Nucleic Acid (LNA) Technology platform and related assets for $100,000 at a second closing; however, the conditions to the second closing were not satisfied.  The Belrose APA also entitles the Company to receive from Belrose additional potential payments, including a share of net revenues that may be received from Hisun related to PEG-SN38 rights in China as well as a share of other potential partnering revenues.  The achievement of any of these potential payments is uncertain.  The assets sold to Belrose did not include any of the Company’s existing rights to receive royalties on PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar or Adagen.

On October 21, 2013, the Company terminated its License and Collaboration Agreement with Santaris Pharma A/S (“Santaris”) whereby the Company will return to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.  See Note 15, “Subsequent Event” for further details.

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

(3)  New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to provide this information together, in one location, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position or results of operations.

The FASB recently issued ASU “Presentation of Financial Statements (Topic 205) Liquidation Basis of Accounting” (ASU 2013-07) that requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in ASU 2013-7. ASU 2013-7’s objective is to eliminate diverse practices by providing guidance about when and how to apply the model. The guidance applies to all entities except for investment companies regulated under the Investment Company Act of 1940.

ASU 2013-7 is effective for both public and nonpublic entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. An entity preparing its financial statements on a going-concern basis at the effective date that is required to use the liquidation basis of accounting is required to account for any differences between its existing measurements and the measurements under ASU 2013-7 through a cumulative-effect adjustment. Early adoption is permitted. The Company has evaluated the impact of ASU 2013-7 on the Company’s consolidated financial statements, and has determined that it does not currently have an impact on Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update amends ASC 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company is currently evaluating the impact this update will have on its financial statements.

(4)  Financial Instruments and Fair Value

The carrying values of cash, cash equivalents, marketable securities, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2013 and December 31, 2012 due to their short-term nature.

(5)  Marketable Securities

The Company held no marketable securities at September 30, 2013. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2012 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value*

Corporate bonds	$86,769	$82	$(11)	$86,840
Commercial paper	30,482	8	-	30,490
U.S. government-sponsored agency	2,057	4	-	2,061
	$119,308	$94	$(11)	$119,391

*     Included in current marketable securities at December 31, 2012.

All marketable securities at December 31, 2012 were classified as available-for-sale.

For the three months ended September 30, 2013, the Company did not realize any gains from the sale of marketable securities.  For the nine months ended September 30, 2013, the Company realized gains from the sale of marketable securities of $0.3 million. For the three months ended September 30, 2012, the Company realized net gains from the sale of marketable securities of $1.0 million. For the nine months ended September 30, 2012, the Company realized net gains from the sale of marketable securities of $1.0 million. The Company includes realized gain and losses, if any, in the accompanying Condensed Consolidated Statements of Comprehensive Income, in Interest and Other Income.

Impairment assessments are made at the individual security level each reporting period. When the fair value of an investment is less than its cost at the balance sheet date, a determination is made as to whether the impairment is other-than-temporary and, if it is other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s amortized cost and fair value at such date. As of December 31, 2012, marketable securities with fair value of $38.1 million were in an unrealized loss position. However, none of the underlying investments has been in a continuous loss position longer than twelve months, and no other-than-temporary impairment is deemed to have occurred.

As of December 31, 2012, the Company’s marketable securities are all valued based on Level 2 inputs. Fair value is determined from available Level 2 vendor quoted prices utilizing observable inputs based on active markets. The Company utilizes a financial institution to provide pricing for securities in the Company’s portfolio, and reviews documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determines if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield and structure that were recently transacted. The Company continues to monitor any changes or modifications to their process by reviewing their documentation on internal controls for pricing and market reviews.

(6)  Property and Equipment and Assets Held for Sale

In connection with the sublease of a portion of its headquarters as discussed in Note 14, the Company plans to sell a portion of its property and equipment to Axcellerate and to sell its remaining property and equipment through a third party liquidator.  As such, the Company has classified its property and equipment as Assets Held for Sale as of September 30, 2013. The Company reduced the carrying value of its property and equipment to estimated fair market value based on third-party independent appraisals as of December 31, 2012.

(7)  Notes Payable

The Company’s 4% convertible notes matured on June 1, 2013, and the Company repaid in full at maturity the outstanding principal amount of $115.8 million, together with accrued interest thereon. As of December 31, 2012, the principal amount of the convertible notes outstanding was $115.8 million.

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

(8)  Stockholders’ Equity

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. The Company has suspended repurchases under the share repurchase program. No shares were purchased during the first nine months of 2013. During the second quarter of 2012, the Company repurchased and retired 788,300 shares at a cost of $5.3 million under this program.

(9)  Supplemental Cash Flow Information

The Company considers all highly liquid investment securities with maturities when purchased of three months or less to be cash equivalents. During the nine months ended September 30, 2013 and 2012, there were interest payments of $2.3 million and $4.8 million, respectively, related to the Company’s notes payable. Income tax payments of $158,000 and $33,000 were made during the nine months ended September 30, 2013 and 2012, respectively.

(10)  Earnings Per Common Share

Basic earnings per common share is computed by dividing the income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Restricted stock units (nonvested shares) are not considered to be outstanding shares until the vesting criteria (service and/or performance) have been satisfied.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and the number of shares issuable upon conversion of the Company’s convertible notes payable for the period that they were outstanding.  As of September 30, 2013, shares issuable under the employee stock purchase plan (ESPP) no longer have a dilutive effect due to the plan termination. Earnings per common share information as follows (in thousands, except per share amounts):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012		2013		2012
Income Per Common Share – Basic:
Net income	$5,562	$4,175		$12,671		$2,375

Weighted-average common shares outstanding	43,921	46,387		43,782		47,614

Basic income per share	$0.13	$0.09		$0.29		$0.05

Income Per Common Share – Diluted:
Net income	$5,562	$4,175		$12,671		$2,375
Add-back of interest expense on outstanding convertible notes payable, net of tax	-	753		1,142		-
Adjusted net income	$5,562	$4,928		$13,813		$2,375

Weighted-average common shares outstanding	43,921	46,387		43,782		47,614
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	216	45		172		57
Weighted-average incremental shares assuming conversion of outstanding notes payable	-	12,131	(1)	9,514	(1)	-
Weighted-average common shares outstanding and common share equivalents	44,137	58,563		53,468		47,671

Diluted income per share	$0.13	$$0.08		$0.26		$0.05

(1)   Dilutive convertible notes payable, which were retired on June 1, 2013, were included in the denominator of diluted EPS for the period that they were outstanding.

(11)  Restructurings

In December 2012, the Company announced a plan to reduce its workforce by approximately 15-20 employees.  In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. The Company continued to reduce its workforce during the second quarter of 2013 from 12 to 5 employees.  The Company had 4 employees at the end of the third quarter of 2013.

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

During the third quarter of 2013, the Company incurred restructuring charges of $794,000, primarily related to the sublease of 30,000 square feet of space in its headquarters, representing the present value of future lease obligations in excess of future sublease income.  The Company has classified $503,000 of the charge as current and $291,000 as non-current.

The Company has also incurred costs from restructuring activities undertaken during 2011 as part of the transition from a fully integrated biopharmaceutical company with research, manufacturing, and marketing operations to a biotechnology company focused primarily on research and development. During the second half of 2011, the Company incurred additional restructuring costs as part of a plan to more closely align its resources and capital with on-going research and development activities.

Restructuring costs are charged to earnings and accrued as a liability at the time they are considered probable and reasonably estimable. Restructuring costs include employee separation benefits and lease termination costs for facilities that have been vacated and are included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes the changes in the Company’s accrued restructuring liabilities during the first three quarters of 2013 (in thousands) based on the quarter in which the related restructuring measures were initiated:

	3Q-13	2Q-13	1Q-13	4Q-11	3Q-11	2Q-11	Total
Balance at December 31, 2012	-	-	-	6	769	1	776
1Q2013 Payment made	-	-	(1,583)	(4)	(254)	(1)	(1,842)
1Q2013 Adjustments	-	-	-	-	(23)	-	(23)
1Q2013 Restructuring Accruals	-	-	2,505	-	29	-	2,534
Balance at March 31, 2013	-	-	922	2	521	-	1,445
2Q2013 Payment made	-	(501)	(757)	(2)	(460)	-	(1,720)
2Q2013 Adjustments	-	-	(103)	-	(29)	-	(132)
2Q2013 Restructuring Accruals	-	596	-	-	-	-	596
Balance at June 30, 2013	-	95	62	-	32	-	189
3Q2013 Payment made	-	(82)	(32)	-	(15)	-	(129)
3Q2013 Adjustments	-	-	-	-	-	-	-
3Q2013 Restructuring Accruals	794	-	-	-	-	-	794
Balance at September 30, 2013	794	13	30	-	17	-	854

(12) Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended September 30, 2013, the Company recognized stock-based compensation expense of $0.3 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees whose restricted stock units (RSUs) vested during the quarter, resulting in a credit to additional paid-in capital of $0.2 million. During the quarter ended September 30, 2012, the Company recognized stock-based compensation expense of $0.6 million.  Shares were withheld to pay $0.1 million of taxes on behalf of employees during the quarter ended September 30, 2012, resulting in a net incremental credit of additional paid in capital of $0.5 million.

During the nine months ended September 30, 2013, the Company reversed stock-based compensation expense of $50,000. Shares were withheld to pay $0.3 million of taxes on behalf of employees, resulting in a net incremental debit to additional paid-in capital of $0.3 million. During the nine months ended September 30, 2012, the Company recognized stock-based compensation expense of $1.5 million. Shares were withheld to pay $0.1 million of taxes on behalf of employees, resulting in a net incremental credit to additional paid-in capital of $1.4 million.

As of September 30, 2013, there was $0.2 million of total unrecognized compensation cost related to unvested stock options that the Company expects to recognize over a weighted-average period of 11 months and $0.8 million of total unrecognized compensation cost related to nonvested shares to be recognized over a weighted-average period of 14 months.

During the nine months ended September 30, 2013, the Company granted 156,000 stock options, all of which were granted during the first quarter. The aggregate fair value of stock options granted during the nine months ended September 30, 2013 was $0.2 million. There were no nonvested shares granted during the nine months ended September 30, 2013. The Company uses historical data to estimate forfeiture rates.

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

Activity related to stock options and nonvested shares during the nine months ended September 30, 2013 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2013	2,292	868
Granted	156	-
Exercised and vested	-	(507)
Expired and forfeited	(159)	(378)
Adjustment pursuant to special dividend	-	438
Outstanding at September 30, 2013	2,289	421

Options vested and expected to vest at September 30, 2013	2,250

Options exercisable at September 30, 2013	2,034

(13)  Income Taxes

During the three months ended September 30, 2013, the Company reversed $186,000 of income tax expense for U.S. federal income tax provision related to alternative minimum taxes, and reversed $55,000 of income tax expense related to foreign jurisdictions due to a provision for bad debts related to Hisun. During the three months ended September 30, 2012, the Company recorded no income tax expense because the estimated annual effective tax rate was zero.

During the nine months ended September 30, 2013 and 2012, the Company recorded an income tax benefit of $28,000 and income tax expense of $33,000, respectively.  The Company’s expected tax rate for 2013 is zero.

As of September 30, 2013, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized within the next twelve months.

(14)  Commitments and Contingent Liabilities

On September 27, 2013, the Company entered into a separation agreement with Andrew Rackear, the Company’s Vice President and General Counsel, that provides for severance payments and payments following a termination of employment, which is scheduled to occur during the fourth quarter.  The separation agreement provides that, upon termination of Mr. Rackear’s employment with the Company, Mr. Rackear will be entitled to receive a severance payment in cash equal to $835,000 plus other benefits.  The Company expects to record a charge related to this agreement during the fourth quarter of 2013.

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

On September 26, 2013, the Company entered into an Agreement of Sublease with Axcellerate Pharma, LLC (“Axcellerate”), pursuant to which the Company will sublease to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas (the “Sublease”). The Company’s premises located at 20 Kingsbridge Road, Piscataway, New Jersey are currently leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended by that certain First Amendment to Lease dated as of November 13, 2001 (the “Prime Lease”), with BDG Kingsbridge L.L.C., predecessor-in-interest to Kingsbridge 2005, LLC (“Prime Landlord”). The Sublease is subject to the Company’s receipt of the Prime Landlord’s consent to the Sublease. The term of the Sublease will commence on the date that the Company has received the Prime Landlord’s consent to the Sublease and will expire on July 30, 2021, which is one day prior to the expiration of the Prime Lease. The rights of Axcellerate under the Sublease will be subject to the terms of the Prime Lease. The monthly fixed rent payable by Axcellerate under the Sublease will be as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The Sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

Below is a table showing the projected sublease rent payments as well as the Company’s projected lease payments related to the subleased premises (in thousands of dollars):

	2013	2014	2015	2016	2017	Thereafter	Total
Projected sublease rent payments	22	135	198	267	362	1,505	2,489
Lease payments related to subleased premises	65	373	374	374	394	1,472	3,052

(15)  Subsequent Event

On October 21, 2013, the Company terminated its License and Collaboration Agreement with Santaris whereby Enzon will return to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin. The termination includes the return of certain product inventory and a net cash payment to Santaris of approximately $450,000 as well as certain transition expenses to be borne by Enzon of up to $50,000. The Company and Santaris each agreed to release any and all claims it may have against the other in connection with the License and Collaboration Agreement. The Company accrued a charge of $500,000 during the three months ended September 30, 2013 for the termination of the Santaris Agreement, included within research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive revenues from existing licensing arrangements with other companies primarily related to sales of six marketed products, namely, PegIntron®, Sylatron®, Macugen®, CIMZIA®, Oncaspar and Adagen.  The primary source of our royalty revenue is PegIntron, which is marketed by Merck.  We currently have no clinical operations and limited corporate operations.

We were previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs.  In December 2012, we announced that our Board of Directors retained Lazard Frères & Co. LLC to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of our company and that our Board of Directors established a special committee to oversee our sale review process.  In connection with our sale review process, we substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders.  In April 2013, the Company announced that it had concluded a thorough review of the possible sale or disposition of one or more corporate assets, or a sale of the Company.  The review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets.  In the same announcement, the Company also announced that its Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

On April 30, 2013, pursuant to the terms of an asset purchase agreement entered into on the same date (the “Belrose APA”), we completed the sale of all of our right, title and interest in our Customized PEGylation Linker Technology platform and related assets to Belrose Pharma Inc. (“Belrose”) for aggregate consideration of $700,000.  The assets sold included (i) intellectual property and know-how associated with the PEGylation platform (including certain patents), (ii) patents and know-how related to PEG-SN38, (iii) patents and know-how associated with certain of our internal clinical programs and (iv) certain related supplies and equipment.  In addition, we assigned to Belrose our existing license agreement with Zhejiang Hisun Pharmaceutical Co., Ltd.  The Belrose APA had also provided for the sale by us of our interest in the Locked Nucleic Acid (LNA) Technology platform and related assets for $100,000 at a second closing; however, the conditions to the second closing were not satisfied.  The Belrose APA also entitles us to receive from Belrose additional potential payments, including a share of net revenues that may be received from Hisun related to PEG-SN38 rights in China as well as a share of other potential partnering revenues.  The achievement of any of these potential payments is uncertain.  The assets sold to Belrose did not include any of the Company’s existing rights to receive royalties on PegIntron®, Sylatron®, Macugen®, CIMZIA®, OMONTYS®, Oncaspar or Adagen.

On September 26, 2013, the Company entered into an Agreement of Sublease with Axcellerate Pharma, LLC (“Axcellerate”), pursuant to which the Company will sublease to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas (the “Sublease”). The Company’s premises located at 20 Kingsbridge Road, Piscataway, New Jersey are currently leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended by that certain First Amendment to Lease dated as of November 13, 2001 (the “Prime Lease”), with BDG Kingsbridge L.L.C., predecessor-in-interest to Kingsbridge 2005, LLC (“Prime Landlord”). The Sublease is subject to the Company’s receipt of the Prime Landlord’s consent to the Sublease. The term of the Sublease will commence on the date that the Company has received the Prime Landlord’s consent to the Sublease and will expire on July 30, 2021, which is one day prior to the expiration of the Prime Lease. The rights of Axcellerate under the Sublease will be subject to the terms of the Prime Lease. The monthly fixed rent payable by Axcellerate under the Sublease will be as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The Sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

On October 21, 2013, the Company terminated its License and Collaboration Agreement with Santaris whereby Enzon will return to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.  The termination includes the return of certain product inventory, mutual releases, and a net cash payment to Santaris of approximately $450,000 as well as certain transition expenses to be borne by Enzon of up to $50,000.

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

Results of Operations

Revenues:

Royalties  (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Royalty revenue	$8.8	(19)	$10.9	$26.4	(15)	$31.0

We receive income from royalties on sales of products by other companies that use our proprietary PEGylation technology, including PegIntron, marketed by Merck; Macugen, marketed by Pfizer, Inc. outside the U.S. and Valeant Pharmaceuticals International, Inc. in the U.S.; and CIMZIA, marketed by UCB Pharma. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees, and royalty revenue is recognized, in the quarter subsequent to the period in which the sales occur. Royalty revenue for the three months ended September 30, 2013 decreased 19% to $8.8 million from $10.9 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, royalty revenue decreased 15% to $26.4 million from $31.0 million for the nine months ended September 30, 2012, primarily due to declining sales of PegIntron related to changes in the hepatitis market. The Company believes that the sales declines are attributable in part to patient treatment being delayed by health care providers in anticipation of new therapeutic options becoming available.

Sales of PegIntron by Merck continue to constitute the most significant source of our royalty revenue. The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
PEGINTRON royalties from:	2013	2012	Change	Change	2013	2012	Change	Change
US sales	$0.90	$1.78	$(0.88)	-49%	$2.87	$5.75	$(2.88)	-50%
Foreign sales - Europe	2.74	3.48	(0.74)	-21%	7.20	8.84	(1.64)	-19%
Foreign sales - Japan	1.22	2.23	(1.01)	-45%	4.73	5.97	(1.24)	-21%
Foreign sales - Other	2.98	2.87	0.11	4%	8.63	8.68	(0.05)	0%
Total	$7.84	$10.36	$(2.52)	-24%	$23.43	$29.24	$(5.81)	-20%

Contract Research and Development

Pursuant to a transition services agreement entered into at the time of the sale of our former specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development were reported in continuing operations due to our ongoing involvement in the research and development related to the divested products. No revenue was generated from these services for the three and nine months ended September 30, 2013, and we will not generate any such revenue in the future.  This compares to minimal revenue reported for the three and nine months ended September 30, 2012. Our contractual obligation was to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2012. The transition services agreement was terminated by the purchaser on September 30, 2012.

Miscellaneous Revenue

Miscellaneous revenue was $0.6 million for the nine months ended September 30, 2013.  In the three months ended March 31, 2013, the Company recorded miscellaneous revenue of $0.55 million representing a milestone event related to the licensing of PEG-SN38 as part of the Collaboration Agreement with Hisun.  Hisun has not paid this milestone payment and the Company has determined that there is substantial doubt as to whether it will be paid, resulting in the $0.55 million provision for bad debts.  The Company is continuing to negotiate with Hisun to reach a resolution to this matter.

In addition, miscellaneous revenue consists of rental receipts from the sublease of unused manufacturing and excess office space for which we no longer have lease commitments. The underlying lease expense is reflected in general and administrative expenses.

Operating Expenses:

Research and Development (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Research and development – pipeline	$0.6	(84)	$3.9	$2.5	(85)	$16.5
Research and development – specialty and contracted services	$0.0	n.m.	$0.0	$0.0	n.m.	$0.1

n.m. – not meaningful

Research and development – pipeline

During the third quarter of 2013, total spending on our research and development programs decreased by $3.3 million, or 84%, to $0.6 million compared to $3.9 million for the third quarter of 2012. Research and development expense in the third quarter primarily comprised the $0.5 million charge related to the Santaris termination. Clinical development expenses declined by $0.5 million and salaries and   benefits expenses declined by $1.5 million as a result of the restructuring implemented in the first half of 2013. Clinical development expenses have declined for the three months ended September 30, 2013 compared to the same three month period of 2012 due to the Company substantially suspending all clinical development activities.

During the first nine months of 2013, total spending on our research and development programs decreased by $14.0 million, or 85%, to $2.5 million compared to $16.5 million for the first nine months of 2012. Salaries and benefits expenses declined by $3.5 million as a result of the restructuring implemented in the fourth quarter of 2011 and the first half of 2013. Clinical development expenses have declined for the nine months ended September 30, 2013 compared to the same nine month period of 2012 due to the Company substantially suspending all clinical development activities.

Research and development – specialty and contracted services

There were no expenses associated with generating contract research and development revenue during the first nine months of 2013.

General and Administrative (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
General and administrative	$2.3	(30)	$3.2	$7.6	(32)	$11.2

General and administrative expenses declined by $1.0 million, or 30%, to $2.3 million for the third quarter of 2013 from $3.2 million for the third quarter of 2012.  Salaries and benefits expenses declined by $0.4 million as a result of the restructuring implemented in the first half of 2013. The remainder of the decrease in general and administrative expenses was primarily attributable to reduced legal costs and depreciation.

For the nine months ended September 30, 2013, general and administrative expenses declined by $3.6 million, or 32%, to $7.6 million from $11.2 million for the first nine months of 2012. Salaries and benefits expenses declined by $1.8 million as a result of the restructuring implemented in the first half of 2013. The remainder of the decrease in general and administrative expenses was primarily attributable to reduced legal costs and depreciation.

Restructurings

In December 2012, we announced a plan to reduce our workforce by approximately 15-20 employees.  In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. The Company continued to reduce its workforce during the second quarter of 2013 from 12 to 5 employees. During the first quarter of 2013, we incurred restructuring charges of $2.5 million, of which $1.6 million resulted in cash expenditures paid and expensed during the quarter and $0.9 million remained to be paid for one-time employee termination benefits and associated costs. During the second quarter of 2013, the Company incurred restructuring charges of $0.6 million for one-time employee termination benefits and associated costs. During the third quarter of 2013, the Company incurred restructuring charges of $0.8 million, primarily related to the sublease of a portion of its headquarters.

Other Income (Expense) (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	% Change	2012	2013	% Change	2012
Other income (expense):
Investment income, net	$0.0	(100)	$1.4	$0.5	(79)	$2.4
Interest expense	0.0	(100)	(1.3)	(2.1)	(48)	(4.1)
Other, net	0.2	n.m.	0.0	1.1	n.m.	(0.2)
	$0.2	100	$0.1	$(0.5)	(74)	$(1.9)

n.m. – not meaningful

We had no net investment income for the third quarter of 2013, as compared to $1.4 million for the third quarter of 2012. For the nine months ended September 30, 2013, net investment income was $0.5 million versus $2.4 million for the first nine months of 2012.  Substantially all short-term marketable securities matured or were sold to provide liquidity for the special dividend payment and retirement of the notes payable during the second quarter of 2013.

There was no interest expense for the third quarter of 2013, as compared to $1.3 million for the third quarter of 2012. Interest expense was $2.1 million for the first nine months of 2013 versus $4.1 million for the first nine months of 2012. From November 2011 to May 2012, we repurchased $18.7 million in principal amount of our 4% convertible notes, and the declining interest costs are reflective of the lower principal amounts outstanding. Additionally, the Company retired the 4% convertible notes during the second quarter of 2013.

Liquidity and Capital Resources

We had cash and cash equivalents of $21.7 million and no marketable securities as of September 30, 2013, as compared to cash, cash equivalents and marketable securities of $196.7 million as of December 31, 2012. The decrease in cash, cash equivalents and marketable securities was primarily attributable to net cash used in financing activities of $186 million, which was attributable to $70.0 million used to pay the June 2013 special cash dividend and $115.8 million used to retire the outstanding principal amount of our 4% convertible notes which matured during June 2013.

For the nine months ended September 30, 2013, net cash provided by operating activities was $10.1 million compared to $2.0 million of net cash provided by operating activities for the nine months ended September 30, 2012.

In the first nine months of 2013, the net cash provided by investing activities was $120.3 million. We sold marketable debt securities to generate cash to pay the June 2013 special cash dividend and to retire the outstanding principal amount of our 4% convertible notes during the second quarter of 2013.

Net cash provided in investing activities was $69.9 million in the first nine months of 2012 as we sold marketable debt securities with a view toward shortening the duration of our portfolio.

Net cash used in financing activities was $186.0 million for the first nine months of 2013 versus $35.3 million net cash used in financing activities for the first nine months of 2012. During the first nine months of 2013, we utilized $70.0 million to pay the special cash dividend in June 2013 and $115.8 million to retire the principal amount of our outstanding 4% convertible notes which matured during June 2013.

In December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through September 30, 2013 amounts to 16,174,568 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.  We have suspended repurchases under the share repurchase program.

Our current sources of liquidity are (i) cash, (ii) cash equivalents and (iii) royalties (primarily those related to sales of PegIntron).

Based upon our current sources of liquidity, we anticipate our cash and cash equivalents will be sufficient to meet our capital and operational requirements for the near future.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2013, we were not involved in any SPE transactions.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases and license agreements with collaborative partners. The Company retired its 4% convertible notes during the second quarter of 2013.

On October 21, 2013, the Company terminated its License and Collaboration Agreement with Santaris whereby Enzon will return to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.  The termination includes the return of certain product inventory, mutual releases, and a net cash payment to Santaris of approximately $450,000 as well as certain transition expenses to be borne by Enzon of up to $50,000.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of September 30, 2013 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2013, we believe that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized within the next twelve months. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents are primarily held in a number of triple-A rated institutional money market funds. We do not invest in commodities or use financial derivatives for trading purposes. Our market risk exposure consists principally of exposure to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Interim Principal Executive Officer and Interim Chief Operating Officer, acting in his capacity as our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including our Interim Principal Executive Officer and Interim Chief Operating Officer, acting in his capacity as our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. During the evaluation of disclosure controls and procedures as of December 31, 2012 conducted during the preparation of the consolidated financial statements, a material weakness in internal control over financial reporting related to non-routine, complex technical accounting matters, specifically impairment analysis of property and equipment was identified.  Following the remediation of our review process related to accounting for non-routine complex technical accounting matters, as described more fully below, our Interim Principal Executive Officer and Interim Chief Operating Officer, acting in his capacity as our Principal Executive Officer and Principal Financial Officer, concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

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

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through September 30, 2013 amounts to 16,174,568 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.  Since December 2012, repurchases under the share repurchase program have been suspended.  During the third quarter of 2013, we did not repurchase any shares of our Common Stock.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
10.1	Agreement of Sublease, dated as of September 26, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	*
10.2	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear†	*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101
The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.
*

†              Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

*             Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 12, 2013	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
10.1	Agreement of Sublease, dated as of September 26, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	*
10.2	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear†	*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101
The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)
*

†              Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

*             Filed herewith.

