Form 10-K
period 2013-12-31
ENZON PHARMACEUTICALS INC
filed 2014-03-14
CIK 727510

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

☐  Large accelerated filer    ☒  Accelerated filer    ☐  Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the Common Stock, $.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $86,914,342 as of June 30, 2013, based upon the closing sale price on The NASDAQ Stock Market of $2.00 per share reported for the immediately prior trading day. Shares of Common Stock held by each executive officer and director of the registrant as of June 30, 2013 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,093,515 shares of Common Stock issued and outstanding as of March 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2014 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2013, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2013 Annual Report on Form 10-K

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

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed drug products, namely, PegIntron®, Sylatron®, Macugen®, CIMZIA®, Oncaspar and Adagen. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of our total royalty revenues in 2013, 2012 and 2011, respectively.

We were previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. In December 2012, we announced that our Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of our Company and that our Board of Directors established a special committee to oversee our sale review process. In connection with our sale review process, we substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. In April 2013, we announced that we had concluded a review of the sale or disposition of one or more corporate assets or a sale of our Company. The review did not result in a definitive offer to acquire our Company or all or substantially all of our Company’s assets. In the same announcement, we also announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

In April 2013, pursuant to the terms of an asset purchase agreement, we sold to Belrose Pharma, Inc. (“Belrose”) all right, title and interest to our Customized PEGylation platform and related assets.  The assets included (i) intellectual property and know-how associated with the PEGylation platform, (ii) patents and know-how related to PEG SN-38, (iii) patents and know-how associated with certain of our internal clinical programs and (iv) certain related supplies and equipment.

In September 2013, we entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate Pharma, LLC (“Axcellerate”), pursuant to which we sublease to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The term of the sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to us under the sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

In October 2013, we terminated our License and Collaboration Agreement with Santaris Pharma A/S (“Santaris”) whereby we returned to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.

We wound down our remaining research and development activities during 2013. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

ROYALTIES

Our primary source of revenues is the royalties that we receive on third-party sales of marketed drug products that utilize our proprietary technology. We receive royalties on six marketed drug products that utilize our proprietary PEGylation platform, namely PegIntron®, Sylatron®, Macugen®, CIMZIA®, Oncaspar and Adagen, with PegIntron being the largest source of our royalty income. Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of our total royalty revenues in 2013, 2012 and 2011, respectively.

DRUG PRODUCT	PRIMARY OR TARGET INDICATIONS	DRUG MARKETER	ROYALTY EXPIRATION
PegIntron (peginterferon alfa-2b) Sylatron (peginterferon alfa 2b)	Chronic hepatitis C Melanoma	Merck	U.S. - 2016 Europe - 2018 Japan – 2019 Rest of world – varies by country
Macugen (pegaptanib sodium injection)	Neovascular (wet) age-related macular degeneration	Valeant Pharmaceuticals Inc. (“Valeant”) and Pfizer Inc.	U.S. – 2014 Great Britain - 2014 Rest of world – 2018
CIMZIA (certolizumab pegol)	Crohn’s disease, rheumatoid arthritis	UCB Pharma	U.S. – 2014 Great Britain - 2014 Rest of world – 2018
Oncaspar (PEG-L-apsaraginase)	Acute lymphoblastic leukemia	Sigma Tau	2014
Adagen (PEG-adenosine deaminase)	Severe combined immunedeficiency	Sigma Tau	2014

PegIntron is a PEG-enhanced version of Merck’s alpha interferon product, INTRON ® A, which is used both as a monotherapy and in combination with REBETOL ® (ribavirin) capsules for the treatment of chronic hepatitis C. Merck holds an exclusive worldwide license to PegIntron. We are entitled to receive royalties on Merck’s worldwide sales of PegIntron until certain expiration dates set forth in the license agreement which are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. Merck is responsible for all manufacturing, marketing, and development activities for PegIntron. We designed PegIntron to allow for less frequent dosing and to yield greater efficacy, as compared to INTRON ® A. On March 29, 2011, the United States Food and Drug Administration (FDA) approved peginterferon alfa-2b (Sylatron®) to treat melanoma with nodal involvement after surgical resection.

Sales of PegIntron have been in decline since 2008. Products that compete with PegIntron have been and potentially will be introduced by other drug manufacturers. Hoffmann-La Roche’s PEGASYS, a competing PEGylated interferon alfa, has resulted in significant competitive pressure on PegIntron sales in the U.S. and all international markets. PEGASYS has taken market share away from PegIntron and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PegIntron in certain markets where it competes with PEGASYS and the royalties we receive on those sales have declined. On December 6, 2013, the U.S. Food and Drug Administration (FDA) approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. We expect that the adoption of Sovaldi will have a negative impact on PegIntron revenues. Furthermore, there are several other novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C which either include or eliminate combination with pegylated interferon. It is possible that this research could lead to other competing products.

We have out-licensed our proprietary PEGylation and single-chain antibody, or SCA, technologies on our own and through agreements with Nektar Therapeutics, Inc. (“Nektar”) and Micromet AG (“Micromet”). Under our Cross-License and Option Agreement with Nektar, Nektar had the lead role in granting sublicenses for certain of our PEGylation patents and we receive royalties on sales of any approved product for which a sublicense has been granted. Effective in January 2007, Nektar’s right to grant additional sublicenses is limited to a certain class of PEGylation patents. Existing sublicenses granted by Nektar prior to January 2007 were unaffected by this change in Nektar’s rights. Currently, we are aware of five third-party products for which Nektar has granted sublicenses to our PEGylation technology, including Valeant/Pfizer’s Macugen, UCB’s CIMZIA, Affymax and Takeda’s OMONTYS, Hoffmann-La Roche’s PEGASYS and an undisclosed Pfizer product. Our U.S. rights to receive royalties under our agreement with Nektar relating to CIMZIA, Macugen and OMONTYS expire in 2014. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by-product basis for up to twelve years from the date of first sale of these drugs.

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

As part of the January 2010 sale of our former specialty pharmaceutical business, we are entitled to royalties of from 5 and 10 percent on net sales above certain baseline net sales of the four marketed drug products (Adagen®, Oncaspar®, Abelcet®, and DepoCyt®) through 2014.

DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

MERCK AGREEMENT

Our PEGylation technology was used to develop an improved version of Merck’s product, INTRON A. Merck is responsible for marketing and manufacturing the product, PegIntron, worldwide on an exclusive basis and we receive royalties on worldwide sales of PegIntron for all indications. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Currently, expirations of our right to receive royalties are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which we are entitled may be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PegIntron where such third party is not Hoffmann-La Roche.

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

SANTARIS PHARMA A/S LICENSE AGREEMENT

We were party to a license and collaboration agreement with Santaris pursuant to which we held exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-1 alpha, and Androgen Receptor (AR) targets, as well as RNA antagonists directed against two additional gene targets selected by us which were HER3 and ß-catenin. This agreement provided that any one of the compounds licensed by us from Santaris could be returned to Santaris if the findings of our preclinical or clinical work did not support our continued investment. We returned three of the targets to Santaris during 2011 and one target to Santaris during 2012. The remaining targets were returned to Santaris in October 2013 and the license and collaboration agreement with Santaris was terminated.

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

ZHEJIANG HISUN PHARMACEUTICAL CO., LTD. (HISUN)

In May 2012, we entered into a Collaboration Agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") pursuant to which we licensed to Hisun exclusive development and commercialization rights for PEG-SN38 in China.  In consideration for the license, Enzon received an upfront fee of $0.2 million and was entitled to (i) payments based upon the achievement of certain milestones and (ii) royalties based upon net sales for any PEG-SN38 product developed and commercialized in China.  Under the terms of this agreement, Enzon retained rights for PEG-SN38 outside of China. The Hisun agreement was assigned to Belrose in April 2013 as part of an asset purchase agreement we entered into with Belrose (see below).

BELROSE

In April 2013, pursuant to the terms of an asset purchase agreement, we sold to Belrose for the sale of all right, title and interest to our Customized PEGylation platform and related assets.  The assets included (i) intellectual property and know-how associated with the PEGylation platform, (ii) patents and know-how related to PEG SN-38, (iii) patents and know-how associated with certain of the Company’s internal clinical programs and (iv) certain related supplies and equipment. In addition, the Company assigned to Belrose the Company’s existing license agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. The asset purchase agreement also entitles the Company to receive from Belrose additional potential payments, including a share of net revenues that may be received from Hisun related to PEG-SN38 rights in China as well as a share of other potential partnering revenues. The achievement of any of these potential payments is uncertain.

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

PegIntron

PegIntron, marketed by Merck, competes directly with Hoffmann-La Roche’s PEGASYS. Merck and Hoffmann-La Roche have been the major competitors in the global interferon alfa market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively, and the PEGylated interferon-based combination therapy is a highly competitive market. On December 6, 2013, the U.S. Food and Drug Administration (FDA) approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. We expect that the adoption of Sovaldi will have a negative impact on PegIntron revenues. Furthermore, there are several other novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C which either include or eliminate combination with pegylated interferon. It is possible that this research could lead to other competing products.

Sylatron

PegIntron was approved for melanoma in March 2011 under the brand name Sylatron®. Merck competes with marketed drugs sold by Bayer and by Bristol-Myers Squibb.

Macugen

Macugen, marketed by Valeant and Pfizer Inc., currently competes against several other therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD). Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen.

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

PEG-SN38

There are a number of drugs in various stages of preclinical and clinical development from companies exploring cancer therapies or improved chemotherapeutic agents to potentially treat the same cancer indications that our PEG-SN38 may be developed to treat. Additionally, there are a number of drugs in development based on the active metabolite SN38. If these drugs are approved, they could compete directly with PEG-SN38. These include products in development from Bristol-Myers Squibb Company, Pfizer Inc., GlaxoSmithKline plc, Antigenics Inc., Hoffman-La Roche Ltd., Novartis AG, Cell Therapeutics, Inc., Neopharm, Inc., Meditech Research Limited and others. Nektar Therapeutics is also developing a PEGylated form of irinotecan. Irinotecan is a pro-drug of SN38. Nektar has reported that this product candidate is currently in Phase III trials.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. Of the patents owned or exclusively licensed by us, one relates to PegIntron. The patent related to PegIntron (peginterferon alfa-2b) is expected to expire in 2015 in the U.S. and internationally in 2018 (including any patent term extensions). Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

As part of our sale of assets to Belrose, we assigned our patents relating to PEG technology and our PEG-SN38 clinical candidate to Belrose. As part of our agreement with Santaris, we assigned our rights to our LNA clinical candidates and other LNA compounds to Santaris.

In the field of SCA proteins, we have several U.S. and foreign patents and pending patent applications.

GOVERNMENT REGULATION

Although we are no longer engaged in clinical activities, our patent assignees are subject to various government regulatory processes.  The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state, local and foreign entities regulate research and development activities and the inspection, testing, manufacture, quality assurance, safety, effectiveness, labeling, packaging, storage, distribution, record-keeping, approval, and promotion of products. Drug products require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by us or our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with post-approval requirements, could adversely affect the value of our clinical development platforms to potential acquirers and our ability to receive product or royalty revenues.

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

Any products manufactured or distributed by our licensees pursuant to FDA approvals are subject to extensive continuing regulation by the FDA, including record-keeping requirements and a requirement to report adverse experiences with the product. In addition to continued compliance with standard regulatory requirements, the FDA also may require post-marketing testing and surveillance to monitor the safety and efficacy of the marketed drug product. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product are discovered following approval.

The Federal Food, Drug, and Cosmetic Act mandates that drug products be manufactured consistent with cGMP. In complying with the FDA’s regulations on cGMP, manufacturers must continue to spend time, money and effort in production, record-keeping, quality control, quality assurance, and auditing to ensure that the marketed drug product meets applicable specifications and other requirements. The FDA periodically inspects drug product manufacturing facilities to ensure compliance with cGMP. Failure to comply with cGMP or other FDA requirements subjects the manufacturer to possible FDA action, such as:

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

We cannot predict the extent of government regulation that might result from current or future legislation or administrative action. Moreover, we anticipate that the presidential administration, Congress, state legislatures and the private sector will continue to review and assess controls on health care spending. Any such proposed or actual changes could cause our collaborators to limit or eliminate spending on development projects and may otherwise impact us. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might result from current or future legislative or administrative action, either in the U.S. or abroad. Additionally, in both domestic and foreign markets, sales of our proposed products will depend, in part, upon the availability of reimbursement from third-party payors, such as government health administration authorities, managed care providers, private health insurers and other organizations. Significant uncertainty often exists as to the reimbursement status of newly approved health care products. In addition, third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services.

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

EMPLOYEES

As of December 31, 2013 and as of the date of this report, we had one employee. Our sole employee is not covered by a collective bargaining agreement. Our sole employee is covered by a confidentiality agreement.  We consider our relations with our sole employee to be good. Our executive officers provide services to us on a consulting basis.

Management Update

On February 28, 2013, the employment of Aby Buchbinder, who was then serving as our Vice President, Clinical Development, concluded.

On August 9, 2013, the employment of Timothy G. Daly, who was then serving as our Vice President, Controller and Chief Accounting Officer, concluded.

On November 30, 2013, the employment of Andrew Rackear, who was then serving as our Vice President & General Counsel and Corporate Secretary, concluded. Mr. Rackear entered into a separation agreement, pursuant to which he continues to provide consulting services to the Company.

On December 13, 2013, our Board of Directors approved, and the Company and Richard L. Feinstein entered into, an independent contractor agreement, pursuant to which Mr. Feinstein was appointed to serve as the Company’s Vice President - Finance and Principal Financial Officer, as an independent contractor.

On December 31, 2013, George W. Hebard III ceased to be an employee of the Company.  Pursuant to the terms of a separation agreement that was entered into on December 13, 2013, Mr. Hebard continues to serve as our Interim Principal Executive Officer and Interim Chief Operating Officer on a consulting basis.

Item 1A. Risk Factors

Throughout this Annual Report on Form 10-K, we have made forward-looking statements in an attempt to better enable the reader to understand our future prospects and make informed judgments. By their nature, forward-looking statements are subject to numerous factors that may influence outcomes or even prevent their eventual realization. Such factors may be external to the Company and entirely outside our control.

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

Risks Relating to the Company and its Operations

Our Board of Directors may decide in the future to pursue a dissolution and liquidation of the Company.

As previously announced in April 2013, our sale review process did not result in the sale of the Company. Our Board of Directors could decide in the future that a dissolution and liquidation of the Company would be in the best interests of the Company and its stockholders. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) various claims and legal actions arising in the ordinary course of business and (ii) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, if a dissolution and liquidation were pursued, we cannot be certain of the amount and/or timing of any distributions to our stockholders. In addition, if a dissolution and liquidation were pursued, our common stock would cease to trade on the effective date of the filing of the certificate of dissolution and we would close our stock transfer books and discontinue recording transfers of our common stock at that time. Accordingly, if a dissolution and liquidation were pursued, the price and liquidity of our common stock may be adversely affected.

We derive most of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

We derive most of our royalty revenues from continued sales of PegIntron, which is marketed by Merck.  Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of our total royalty revenues in 2013, 2012 and 2011, respectively. Sales of PegIntron have been in decline since 2008. As a consequence, a continued decline in the sales of PegIntron could adversely affect our operating results and financial position. Merck reported that worldwide sales of PegIntron declined 24% to $496 million in 2013 compared with 2012 reflecting declines in all regions and that it believes the sales declines are attributable in part to patient treatment being delayed by health care providers in anticipation of new therapeutic options becoming available. We cannot assure you that Merck will continue to generate sales of PegIntron at levels that would enable us to receive royalties in amounts that are comparable with the amounts of royalties that we have received in recent years. The amount and timing of resources dedicated by Merck to the marketing of PegIntron is not within our control. Our royalty revenues will be negatively affected if sales of PegIntron are limited for any reason, including if Merck cannot market PegIntron effectively as a result of competitive, manufacturing, regulatory or other issues.

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

On December 6, 2013, the FDA approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. We expect that the adoption of Sovaldi will have a negative impact on PegIntron revenues. There are several novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C, which either include or eliminate combination with pegylated interferon-based therapies. It is possible that this research could lead to a competing product or ultimately to interferon-free combination therapy in the future.

We may not be able to sustain profitability and we may incur losses over the next several years.

We have incurred losses in the past and have limited sources of revenues. Our revenues and operating results will likely fluctuate in future periods due to variations in our royalty revenues. We expect to continue to incur operating expenses and anticipate that we could have significant expenses in the foreseeable future. In addition, if our Board of Directors decides in the future to pursue a dissolution and liquidation of the Company, the implementation of any transaction that might result from any such dissolution or liquidation process, which could further reduce our existing capital, including legal and financial advisor fees or related actions could involve incurring material expenses.

Our rights to receive royalties on sales of PegIntron and sales of other drug products will eventually expire and we currently do not intend on acquiring new sources of royalty revenues.

Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country.  Currently, expirations of our right to receive royalties on sales of PegIntron are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan.  Our rights to receive royalties under our agreement with Nektar relating to CIMZIA and Macugen expire in 2014 in the U.S. and as late as 2018 in countries outside the U.S.  We currently do not intend on acquiring new sources of royalty revenues.  As a result, following expirations of our rights to receive royalties on sales of PegIntron and sales of other drug products, we may not have sufficient revenues to continue operations.

If we do not realize the expected benefits from the reduction in our workforce that was completed in 2013 and from future cost savings initiatives that we may implement, the value of the Company and our assets and the market price of our common stock could materially decline.

In December 2012, we announced a plan to reduce our workforce by approximately 15-20 employees, and in March 2013, we announced a plan to further reduce our workforce from 19 employees to 12 employees. As of the date of this report, we have one employee. We cannot guarantee that we will be able to realize additional cost savings and other anticipated benefits from our recent reductions in force.

As a result of the reduction in our workforce that was completed in 2013, we have reallocated certain employment responsibilities and outsourced certain corporate functions, which make us more dependent on third-parties to perform these corporate functions.

As a result of the reduction in our workforce that was completed in 2013, we have outsourced certain corporate functions, which make us more dependent on third-parties for the performance of these functions. In addition, this reduction in our workforce has had a negative impact on our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures. To the extent that we are unable to effectively reallocate employee responsibilities, retain key employees as consultants, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to manage the operations of our business effectively could be compromised.

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

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. If we are unable to obtain and enforce patent protection for our product candidates or to maintain the confidentiality of our trade secrets, the value of our intellectual property portfolio could be harmed. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. Although we believe that our patents provide certain protection from competition, such patents may not provide substantial protection or commercial benefit to us, or afford us adequate protection from competing products, and may be challenged or declared invalid. In addition, U.S. patents or foreign patent equivalents may not be issued to us in the future.

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

We believe that our patent rights are enforceable. However, those rights may prove unenforceable or invalid, or will expire. If we are not able to protect our patent positions, our financial condition and results of operations could be adversely affected, which could adversely affect the market value of our common stock. We may become aware that certain organizations are engaging in activities that infringe certain of our patents. We may be unable to enforce our patents and other rights against such organizations.

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

We are party to license and other collaboration agreements that contain complex commercial terms that could result in disputes, litigation or indemnification liability that could cause the value of the Company and our assets and the market price of our common stock to decline.

We are party to license, collaboration and other agreements with biotechnology and pharmaceutical companies. These agreements contain complex commercial terms, including royalties on drug sales based on a number of complex variables (including net sales calculations, geography, scope of patent claim coverage, patent life and other factors) and indemnification obligations. From time to time, we may have dispute resolution discussions with third parties regarding the appropriate interpretation of the complex commercial terms contained in our agreements. One or more disputes may arise or escalate in the future regarding our agreements that may ultimately result in costly litigation and unfavorable interpretation of contract terms, which could cause the value of the Company and our assets and the market price of our common stock to decline.

 We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

Our licensees may be unable to maintain regulatory approvals for currently licensed products or obtain regulatory approvals for new products. Safety issues could also result in the failure to maintain regulatory approvals or decrease revenues.

Risks Relating to Our Common Stock

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

The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease over time, as well as our ability to manage expenses, including costs relating to our ongoing operations.

In April 2013, we announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. In June and December 2013, respectively, the Company paid special dividends of $1.60 and $0.45 per share. The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, and therefore our Board of Directors could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and our ability to manage expenses, including costs relating to our ongoing operations. Our future revenues from existing royalties are expected to decrease over time (and eventually cease altogether) due to eventual expirations over time of our right to receive royalties under the terms of our existing licensing arrangements. Future revenues from existing royalties may also decline due to decreases in the sales of the drug products for which we have the right to receive royalties. There is no assurance that we will have sufficient royalty revenues to be able to pay dividends in the future. Any inability to pay dividends could cause the market price of our common stock to decline significantly

Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the market price of our common stock. As of December 31, 2013, we had 44,085,870 shares of common stock outstanding. As of that date, the following securities that may be exercised for, or are convertible into, shares of our common stock were outstanding:

•	Options. Stock options to purchase 2.1 million shares of our common stock at a weighted average exercise price of approximately $6.90 per share.
•	Restricted stock units. Approximately 0.2 million shares of our common stock are issuable in respect of outstanding restricted stock units held by officers, employees and directors.

The shares of our common stock issuable upon the exercise of options and the settlement of restricted stock are currently registered under the Securities Act of 1933, as amended, and, therefore, once those shares of common stock are issued, they may be eligible for public resale. As a result, if a large number of shares of our common stock are sold into the public market, or if there is an expectation of such sales, these sales or expectations of these sales could cause the market price of our common stock to decline.

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

A small number of our stockholders own a large percentage of our common stock and can therefore influence the outcome of matters submitted to our stockholders for approval. Based on information known to us as of the date of this report, our four largest stockholders collectively control approximately 37.8% of our outstanding common stock. As a result, these stockholders collectively have the ability to influence the outcome of matters submitted to our stockholders for approval. These stockholders may support proposals and actions with which you may disagree. The concentration of ownership could also delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could cause the market price of our common stock to decline.

If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and our common stock could be delisted from NASDAQ due to several factors or a combination of such factors. While our common stock is currently listed on The NASDAQ Stock Market, there can be no assurance that we will be able to maintain such listing. To maintain the listing of our common stock on The NASDAQ Stock Market, we are required to meet certain listing requirements, including, among others, a requirement to maintain a minimum closing bid price of $1.00 per share. If our common stock trades below the $1.00 minimum closing bid price requirement for 30 consecutive business days or if we do not meet other listing requirements, we may be notified by NASDAQ of non-compliance. Our common stock recently closed below $1.00 per share on January 27, 2014 and has been closing at or below $1.00 per share since that date. In addition, the payment of future dividends, if any, to our stockholders, together with eventual expirations over time of our right to receive royalties under the terms of our existing licensing arrangements, would be expected to result in a reduction over time in the per-share trading price of our common stock. If the price per share of our common stock were to fall below NASDAQ listing standards, our common stock may be delisted. If we are notified by NASDAQ of non-compliance with the $1.00 minimum closing bid price requirement, we would regain compliance if our common stock trades above $1.00 per share for ten consecutive business days during the 180 days following notice of non-compliance. To increase the per share trading price of our common stock, we may decide to seek to implement a reverse stock split. However, there can be no assurance that we would pursue a reverse stock split or be able to obtain the approvals necessary to effect a reverse stock split. In addition, there can be no assurance that, following any reverse stock split, the per share trading price of our common stock would remain above $1.00 per share or that we would be able to continue to meet other listing requirements. If our common stock is delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell their shares of our common stock could be limited. In addition, our common stock could be subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact our market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock. Accordingly, a delisting of our common stock from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the loss of institutional investor interest.

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

In September 2013, we entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate, pursuant to which we sublease to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The term of the sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to us under the sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

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

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the trading symbol “ENZN”.

The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2013 and December 31, 2012 as reported by The NASDAQ Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2013
First Quarter	$4.99	$3.79
Second Quarter (1)	3.95	1.60
Third Quarter	2.08	1.68
Fourth Quarter (2)	1.75	1.15

Year Ended December 31, 2012
First Quarter	$7.87	$6.48
Second Quarter	7.17	5.79
Third Quarter	7.27	6.26
Fourth Quarter (3)	7.47	4.27

(1)         On June 4, 2013, we paid a special cash dividend of $1.60 per share of common stock.
(2)         On December 23, 2013, we paid a special cash dividend of $0.45 per share of common stock.
(3)         On December 21, 2012, we paid a special cash dividend of $2.00 per share of common stock.

Performance Graph

The following graph compares the percentage change in cumulative total stockholder return on our common stock for our fiscal years ended December 31, 2009 through December 31, 2013 with the cumulative total return over the same period of (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index.

Total Return To Shareholders

The comparison below displays the annual percentage return in an investment in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index, and assumes reinvestment of dividends, if any. Historical stock prices are not indicative of future stock price performance.

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	12/09	12/10	12/11	12/12	12/13
Enzon Pharmaceuticals, Inc.	80.62	15.48	-44.90	-4.03	-50.32
Nasdaq Composite Index	43.89	16.91	-1.80	15.91	38.32
Nasdaq Biotechnology Index	15.63	15.01	11.81	31.91	65.61

The comparison below assumes $100 was invested on December 31, 2008 in our common stock, the Nasdaq Index and the Nasdaq Biotechnology Index, and assumes reinvestment of dividends, if any.   Historical stock prices are not indicative of future stock price performance.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/08	12/09	12/10	12/11	12/12	12/13
Enzon Pharmaceuticals, Inc.	100	180.64	208.58	114.92	110.29	55.06
Nasdaq Composite Index	100	143.89	168.22	165.19	191.47	264.84
Nasdaq Biotechnology Index	100	115.63	132.98	148.69	196.12	324.80

Holders

As of March 6, 2014, there were 1,091 holders of record of our common stock.

Dividends

In April 2013, we announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, and therefore our Board of Directors could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and our ability to manage expenses, including costs relating to our ongoing operations.

On April 23, 2013, our Board of Directors declared a special cash dividend of $1.60 per share of common stock. This special cash dividend was paid on June 4, 2013 to stockholders of record as of May 7, 2013.

On December 5, 2013, our Board of Directors declared a special cash dividend of $0.45 per share of common stock. This special cash dividend was paid on December 23, 2013 to stockholders of record as of December 16, 2013.

Repurchase of Equity Securities

Common Stock

In December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2013 amounts to 16,174,578 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased in 2013.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 are derived from our audited consolidated financial statements. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Year Ended December 31,
	2013		2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data: (1)
Total revenues (1)		$34,493	$42,600	$48,072	$97,865	$51,408
Research and development – pipeline		2,715	20,892	40,180	49,883	45,639
Other operating expenses		13,619	14,411	24,347	48,557	62,862
Impairment of property and equipment		-	11,263	-	-	-
Operating income (loss)		18,159	(3,966)	(16,455)	(575)	(57,093)
Investment income, net		534	2,578	1,735	3,465	4,312
Interest expense		(2,124)	(5,330)	(5,929)	(6,315)	(11,514)
Other, net, including investment impairment		1,553	(200)	91	288	5,008
Income tax benefit (expense)		28	4,135	(205)	337	2,085
Income (loss) from continuing operations		18,150	(2,783)	(20,763)	(2,800)	(57,202)
Income and gain from discontinued operations, net of income tax (1)		-	-	-	180,043	57,885
Net income (loss) income		$18,150	$(2,783)	$(20,763)	$177,243	$683
Income (loss) per common share - continuing operations:
Basic	$	..41	$(.06)	$(.40)	$(.05)	$(1.26)
Diluted	$	..38	$(.06)	$(.40)	$(.05)	$(1.26)
Income per common share - discontinued operations:
Basic		$-	$-	$-	$3.08	$1.28
Diluted (3)		$-	$-	$-	$3.08	$1.28
Income (loss) per common share
Basic	$	..41	$(.06)	$(.40)	$3.03	$0.02
Diluted (3)	$	..38	$(.06)	$(.40)	$3.03	$0.02

Special cash dividend paid per common share		$2.05	$2.00	$-	$-	$-

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Total current assets (1)	$7,121	$198,643	$165,261	$434,616	$145,212
Total current liabilities (2)	1,308	122,313	15,264	18,387	24,997
Total assets (1)	7,121	199,781	343,209	488,857	332,749
Notes payable (2)	-	-	129,499	134,499	250,050
Total stockholders’ equity (3)	5,255	77,467	197,181	331,857	53,283

(1)	In January 2010, we sold our former specialty pharmaceutical business comprised principally of our former products and contract manufacturing segments. For financial reporting purposes, beginning in 2010, the operations and cash flows of our former products and contract manufacturing segments were eliminated from our continuing operations and classified as discontinued operations. Accordingly, prior-year statement of operations information has been reclassified to segregate the revenues and expenses of the divested business from our continuing operations. The sale generated net cash proceeds of approximately $308.0 million, including $40.9 million of revenues from the sale of in-process research and development (reported as revenues in continuing operations). The net gain on the sale, excluding the revenues from the sale of in-process research and development, was $176.4 million (reported as income and gain from discontinued operations).

(2)	For 2012, notes payable of $115,849 is classified as current in the consolidated balance sheet in view of the repayment date of June 1, 2013.

(3)	In a period in which a loss from continuing operations is reported, all other computations of diluted per-share amounts for that period must be made exclusive of potential dilutive shares. For this reason diluted earnings per share for continuing and discontinued operations and net (loss) income are the same as basic (loss) earnings per share.

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

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed drug products, namely, PegIntron®, Sylatron®, Macugen®, CIMZIA®, Oncaspar and Adagen. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations.  Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of our total royalty revenues in 2013, 2012 and 2011, respectively.

We were previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. In December 2012, we announced that our Board of Directors retained Lazard to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of our company and that our Board of Directors established a special committee to oversee our sale review process. In connection with our sale review process, we substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. In April 2013, we announced that we had concluded a review of the sale or disposition of one or more corporate assets or a sale of our company. The review did not result in a definitive offer to acquire our company or all or substantially all of our assets. In the same announcement, we also announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

In April 2013, we entered into an asset purchase agreement with Belrose  for the sale of all right, title and interest to our Customized PEGylation platform and related assets.  The assets included (i) intellectual property and know-how associated with the PEGylation platform, (ii) patents and know-how related to PEG SN-38, (iii) patents and know-how associated with certain of our internal clinical programs and (iv) certain related supplies and equipment.
In September 2013, we entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate, pursuant to which we sublease to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The term of the sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to us under the sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

In October 2013, we terminated our License and Collaboration Agreement with Santaris  whereby we returned to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.

We wound down our remaining research and development activities during 2013. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

Results of Continuing Operations (in millions of dollars):

	For the Year Ended December 31,
	2013	2012	2011
Revenues:
Royalties	$33.8	$41.5	$40.9
Sale of in-process research and development	-	-	5.0
Contract research and development	-	..1	1.5
Miscellaneous income	..7	1.0	0.7
Total revenues	34.5	42.6	48.1
Operating expenses:
Research and development - pipeline	2.7	20.9	40.2
Research and development - specialty and contracted services	-	..1	1.0
General and administrative	8.8	14.5	17.3
General and administrative - contracted services	-	-	0.1
Impairment of property and equipment	-	11.3	-
Restructuring charges	4.8	(.2)	6.0
Operating income (loss)	18.2	(4.0)	(16.5)
Other expense, net	-	(2.9)	(4.1)
Income tax (expense) benefit	-	4.1	(0.2)
Net income (loss)	$18.2	$(2.8)	$(20.8)

Overview

The sale of our former specialty pharmaceutical business in January 2010 had numerous effects on our financial results. The sale of in-process research and development for $40.9 million in 2010 and the related $5.0 million milestone payment received in 2011 were part of the total sale of our former specialty pharmaceutical business but are reported as part of continuing operations because we had operated as a research and development organization.

Royalty Revenues (in millions of dollars):

	For the Year Ended December 31,
		%		%
	2013	Change	2012	Change	2011

Royalty revenue	$33.8	(18)	$41.5	1	$40.9

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of our total royalty revenues in 2013, 2012 and 2011, respectively. The following table summarizes our PegIntron royalties earned in 2013, 2012 and 2011:

PegIntron royalties from (in millions of dollars):

	For the Year Ended December 31,
		%		%
	2013	Change	2012	Change	2011

U.S. sales	$3.4	(52)	$7.1	34	$5.3

Foreign sales – Europe	8.9	(18)	10.9	(2)	11.1

Foreign sales – Japan	5.8	(31)	8.4	(24)	11.0

Foreign sales – Other	11.2	(7)	12.1	9	11.1

Total	$29.3		$38.5		$38.5

Other royalty revenues and certain licensing revenues relate to the application of our technology to third-party products including those under a cross-license agreement with Nektar Therapeutics, Inc. (Nektar) under which we receive a share of the royalties and licensing income received by Nektar. There are currently three third-party products for which Nektar has granted sublicenses to our PEGylation technology and for which we are participating in royalty and licensing income revenues: UCB’s CIMZIA for the treatment of Crohn’s disease and rheumatoid arthritis in the European Union and Valeant and Pfizer’s Macugen for the treatment of neovascular (wet) age-related macular degeneration. As part of the January 2010 sale of our former specialty pharmaceutical business, we are also entitled to royalties from the purchaser of such  business of 5 to 10 percent on incremental net sales above a 2009 baseline amount through 2014 from the four marketed drug products we sold to them, namely, Adagen®, Oncaspar®, Abelcet®, and DepoCyt®.

Royalty revenues decreased approximately 18% in 2013 compared to 2012. This was driven by a 24% decrease in royalties on PegIntron, partially offset by an increase in royalties from Nektar and Sigma Tau. Merck reported that worldwide sales of PegIntron declined 24% to $496 million in 2013 compared with 2012 reflecting declines in all regions and that it believes the sales declines are attributable in part to patient treatment being delayed by health care providers in anticipation of new therapeutic options becoming available.

Royalty revenues increased approximately 1% in 2012 compared to 2011. This was driven almost entirely by a 65% increase in royalties on CIMZIA compared to 2011. Royalties on PegIntron in 2012 were flat versus 2011. MACUGEN royalties in 2012 declined 28.7% compared to 2011. Royalty revenues for OMONTYS in the amount of $0.3 million was recorded for the first time in 2012.

Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. We derive most of our royalty revenues  from sales of PegIntron, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Currently, expirations of our right to receive royalties are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan.

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

Sale of In-Process Research and Development

When we sold our former specialty pharmaceutical business in January 2010, we had retained our research and development organization. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of our former specialty pharmaceutical business. No revenue was recognized in 2013 or 2012. During the first quarter of 2011, we earned and recognized a $5.0 million milestone payment related to divested in-process research and development. The selling price of the in-process research and development represented management’s best estimate of its standalone fair value based on the stage of development and future milestone payment consideration.

Contract Research and Development Revenue

Pursuant to a transition services agreement entered into at the time of the sale of our former specialty pharmaceutical business, we began performing product-support research and development, consulting and technology transfer functions for the purchaser effective with the close of the sale transaction on January 29, 2010. The transition services associated with product-support research and development are being reported in continuing operations due to our ongoing involvement in the research and development related to the divested products. We were being compensated for this work at actual cost plus a mark-up per the terms of the transition services agreement. Revenue was generated from these services in the amount of $0, $0.1 million and $1.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Our contractual obligation was to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2011 and 2012. The transition services agreement was terminated by the purchaser on September 30, 2012.

Other Revenue

Under the terms of the asset purchase agreement for the sale of our former specialty pharmaceutical business (which was completed in January 2010), we were entitled to receive up to an additional $27.0 million in milestone payments if certain conditions are met. Of this amount, we earned and received a $5.0 million milestone payment in the first quarter of 2011, and another $5.0 million is no longer considered likely to be received. There can be no assurance that we will receive any of the remaining $17.0 million in milestone payments. In addition, we may receive royalties of 5 to 10 percent on incremental net sales above a 2009 baseline amount of our former four marketed specialty pharmaceutical products through 2014.

Miscellaneous Income

Miscellaneous income includes rental receipts totaling approximately $0.1 million, $0.6 million and $0.6 million in 2013, 2012 and 2011, respectively, in connection with the sublease of unused manufacturing and excess office facilities for which we have ongoing lease commitments. The underlying rental expense is reflected in general and administrative expense. On September 26, 2013 and as restated and amended on November 13, 2013, we entered into an Agreement of Sublease with Axcellerate  pursuant to which we sublet to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The underlying rental payments are reflected in miscellaneous income.

In addition, during the second quarter of 2012, we received a non-refundable, non-creditable upfront payment of $0.2 million related to the licensing of PEG-SN38 as part of the Collaboration Agreement with Hisun. Also, as part of the transition services agreement referred to above, we were compensated for various general and administrative services provided to the purchaser of our former specialty pharmaceutical business. The compensation for this work includes reimbursement of costs incurred plus a mark-up defined in the agreement. Miscellaneous revenue was $0.6 million for the year ended December 31, 2013, representing a milestone event as part of the agreement with Hisun.   Hisun has not paid this milestone payment and the Company has determined that there is substantial doubt as to whether it will be paid, resulting in the $0.6 million provision for bad debts.   The Company is continuing to negotiate with Hisun to reach a resolution to this matter. Approximately $0.1 million has been earned for the transition services in each of the years ended December 31, 2012 and 2011. The expenses incurred in relation to these services are reported as general and administrative – contracted services. Our involvement in the transitioning of general and administrative activities was essentially concluded during 2011.

Research and Development Expenses – Pipeline (in millions of dollars)

The Company was previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. Substantially all of our research and development activities were halted in 2012, and we wound down our remaining research and development activities during 2013. We have no intention of resuming any clinical development activities.

	For the Year Ended December 31,
		%		%
	2013	Change	2012	Change	2011

Research and development expenses	$2.7	(87)	$20.9	(48)	$40.2

The following table summarizes our major pipeline research and development projects, the costs incurred for the years ended December 31, 2013, 2012 and 2011 and the latest phases of development (millions of dollars):

	For the Years Ended December 31,
Category	2013	2012	2011	Latest Phase of Development
PEG-SN38	$0.8	$4.4	$15.0	Phase I and Phase II, Transferred to Belrose
HIF - 1a antagonist	-	0.6	2.6	Phase I, Returned to Santaris
Survivin antagonist	-	0.3	1.0	Phase I, Returned to Santaris
Androgen Receptor antagonist	0.1	4.8	4.8	Phase I, Returned to Santaris
Depreciation	-	3.1	3.4
Additional LNA targets	-	0.2	0.9	Pre-clinical, Returned to Santaris
PEGylation technology (1)	-	1.9	-	Pre-clinical, Transferred to Belrose
Other R&D costs - pipeline	1.8	5.6	12.5
Total R&D - pipeline	$2.7	$20.9	$40.2

(1)	In 2012, expenses for PEGylation technology were allocated separately, while in 2011 they were included in other R&D costs.

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

For the year ended December 31, 2013, research and development expenses decreased 87% to $2.7 million.  The Company was primarily engaged in winding down its research and development activities in 2013.

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

•	HIF-1α antagonist – Spending on the HIF-1α antagonist program decreased in 2012 versus 2011. Spending for 2012 was substantially lower than 2011 due to having completed enrollment in the two Phase I studies. In late 2013, Enzon returned this project to Santaris.

•	Survivin antagonist – Spending on the Survivin mRNA antagonist program decreased in 2012 versus 2011 due to having completed enrollment in the Phase I study. In late 2012, Enzon returned this project to Santaris.

•	Androgen Receptor (AR) antagonist – Spending on the AR mRNA antagonist program remained stable in 2012 versus 2011 as the Phase I study in patients with castrate resistant prostate cancer continued to accrue patients. In December 2012, Enzon decided to suspend clinical development of this program. In late 2013, Enzon returned this project to Santaris.

•	Additional LNA targets – Under our agreement with Santaris, we had the right to develop and commercialize RNA antagonists directed against additional novel oncology gene targets selected by us, which were HER3 and ß-catenin. This agreement provided that any one of the compounds licensed by us could be returned to Santaris if the findings of our preclinical or clinical work did not support our continued investment. We returned three of the targets to Santaris during 2011 and one target to Santaris during 2012 and our remaining targets to Santaris during 2013. In 2013, 2012 and 2011, there were no milestone payments made to Santaris on our remaining targets.

Research and Development Expenses – Specialty and Contracted Services

Expenses associated with generating contract research and development revenue amounted to $0.1 million and $1.0 million in 2012 and 2011, respectively.

General and Administrative Expenses (in millions of dollars):

	For the Year Ended December 31,
		%		%
	2013	Change	2012	Change	2011

General and administrative expenses	$8.8	(39)	$14.5	(17)	$17.3

General and administrative expenses consist primarily of salaries and benefits for support functions; outside professional services for accounting, audit, tax, legal, and financing activities; depreciation; patent filing fees and facilities costs.

For the year ended December 31, 2013, general and administrative expenses were $8.8 million, down 39% from the prior year. The change in 2013 from 2012 was largely the result of a continued restructuring program. Other factors included a reduction in force and lower contractor services, insurance, rent, stock compensation expense, depreciation, and auditing/accounting fees.

For the year ended December 31, 2012, general and administrative expenses were $14.5 million, down 17% from the prior year. The decline in 2012 from 2011 was largely the result of a continued restructuring program. Others factors included a reduction in force and lower contractor services, insurance, rent, stock compensation expense, depreciation, and auditing/accounting fees. In addition, during the second quarter of 2012, we recognized $0.8 million for severance payments and benefits related to the departure of our former Principal Executive Officer, Chief Operating Officer, Executive Vice President and Chief Financial Officer that were payable under the terms of her Severance and Release Agreement.

For the year ended December 31, 2011, general and administrative expenses were $17.3 million, down 32% from the prior year. The decline from the preceding year was largely the result of a restructuring program implemented in the fourth quarter of 2010, which reduced the number of employees and therefore the associated payroll costs, as well as the effects of our on-going cost containment efforts, including consolidation of facilities into the Piscataway, New Jersey location from our former Bridgewater, New Jersey headquarters facility.

General and Administrative Expenses – Contracted Services

As part of the transition services agreement with the purchaser of our former specialty pharmaceutical business, we provided certain general, administrative, financial, legal, human resource and information technology services for a period of up to one year. We were compensated for these services based upon costs incurred plus a mark-up defined in the transition services agreement. This administrative support activity effectively concluded in 2011, during which we received approximately $2 million.

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

Restructuring

In December 2012, we made an announcement that contemplated a reduction in our workforce of approximately 15-20 employees and in March 2013, we announced a plan to further reduce our workforce from 19 employees to 12 employees.

As a result of our transition from a fully integrated biopharmaceutical company with research, manufacturing and marketing operations to a biotechnology company dedicated to oncology research and development, we undertook reductions in our workforce during 2011. In connection with our decision to exit our former headquarters facility in Bridgewater, New Jersey, we also incurred lease-related charges and wrote-off certain furnishings and leasehold improvements in 2011.

We incurred the following costs in connection with our restructuring programs during the years ended December 31, 2013, 2012 and 2011 (in thousands of dollars):

	For the Year Ended December 31,
	2013	2012	2011
Employee separation benefits:
Fourth-quarter 2013	$1,018	$-	$-
Third-quarter 2013	25	-	-
Second-quarter 2013	596	-	-
First-quarter 2013	2,394	-	-
Fourth-quarter 2011	-	(19)	1,485
Third-quarter 2011	(32)	(200)	2,835
Second-quarter 2011	-	-	734
Fourth-quarter 2010	-	(20)	(72)
First-quarter 2010	-	-	(60)
	4,001	(239)	4,922
Other restructuring costs:	775	62	1,103
Total restructuring charges	$4,776	$(177)	$6,025

During 2013, separation expenses of $4.0 million were incurred in connection with terminating employees.

During 2013 and 2012, reversals of previously recognized expense of $32,000 and $200,000, respectively, were recognized due to changes in estimates of employee separation costs previously recorded.

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

Other Income (Expense) (in millions of dollars):

	For the Year Ended December 31,
		%		%
	2013	Change	2012	Change	2011
Other income (expense):
Investment income, net	$0.5	(80)	$2.6	53	$1.7
Interest expense	(2.1)	(61)	(5.3)	(10)	(5.9)
Other, net	1.6	(111)	(0.2)	(300)	0.1
Total other income (expense)	$-	(100)	$(2.9)	(29)	$(4.1)

Net other expense for the three years ended December 31, 2013, 2012 and 2011 was $0, $2.9 million, and $4.1 million, respectively. The repurchase and conversion of a portion of our 4% convertible notes during the three-year period affected the year-to-year comparisons in a number of ways (See Liquidity and Capital Resources below). Further discussion of each of the individual items follows.

Net investment income was $0.5 million for the year ended December 31, 2013, as compared to $2.6 million for the prior year. All short-term marketable securities matured or were sold to provide liquidity for the special dividend payments and retirement of the notes payable during 2013.

Interest expense was $2.1 million for the year ended December 31, 2013, as compared to $5.3 million for 2012. In June 2013, we retired the remaining principal balance of our 4% convertible notes and the declining interest costs are reflective of the retired notes.

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

Interest expense includes amortization of deferred debt issuance cost and when debt is repurchased, the write-off of deferred debt issuance costs. Interest expense has continued to decline over the three-year period through 2013, from $5.9 million in 2011 to $5.3 million in 2012 to $2.1 million in 2013. In June 2013, we retired the remaining outstanding principal balance of our 4% convertible notes at par. In the fourth quarter of 2011, we retired $5.0 million in principal amount of our 4% convertible notes at par. The write-off of deferred debt issuance costs was approximately $62,000 and $30,000 for the years ended December 31, 2012 and 2011, respectively. In 2012, the loss on early retirement of notes payable was $212,000. In 2012, we retired $13.6 million in principal amount of our outstanding 4% convertible notes, $3.7 million of which was retired in the first quarter of 2012 and $9.9 million of which was retired in the second quarter of 2012.

Other income in 2013 was related, primarily, to sales of assets held for sale for $1.2 million and the sale of Peg Technology to Belrose. Other income in 2012 and 2011 was not material to our results of operations.

Income Taxes

Income tax benefit of $28,000 in 2013 was recorded due to 2012 AMT tax payment which will be refunded.

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

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand, (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron) and (iii) anticipated rental income from our sublease to Axcellerate. While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron, together with our anticipated rental income from our sublease to Axcellerate, will be sufficient to fund our operations, at least, through March 31, 2015. However, there can be no assurance that we will receive amounts of royalty revenues or rental income as anticipated.

Cash provided by operating activities represents net income, as adjusted for certain non-cash items including depreciation, amortization, impairment and stock based compensation expense and the effect of changes in operating assets and liabilities. Cash provided by operating activities during 2013 was $14.0 million, as compared to cash provided by operating activities of $8.4 million in 2012. The increase was due to a $20.9 million change in net income, from a loss of $2.8 million in 2012 to a net profit of $18.1 million in 2013, and a decrease in net charges related to non-cash items from $20.5 million in 2012 to $(0.9) million in 2013 and by changes in operating assets and liabilities of $6.1 million.

Cash provided by investing activities amounted to $121.1 million in 2013 as compared to cash provided by investing activities in 2012 of $97.5 million. We sold marketable securities in 2013 to generate cash necessary to pay the special dividends in June and December 2013, as well as to retire the $115.8 million outstanding principal balance of our convertible 4% notes payable.

Cash used in financing activities in 2013 amounted to $206.0 million with the most significant uses being the use of $89.8 million to pay the special cash dividends in June and December 2013 and the retirement of the entire $115.8 million outstanding principal balance of our convertible 4% notes payable.

The net effect of the foregoing was a reduction of cash and cash equivalents of $70.8 million, from $77.3 million at December 31, 2012 to $6.5 million at December 31, 2013.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2013, we were not involved in any off-balance sheet special purpose entity transactions.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents our contractual cash obligations as of December 31, 2013 (in millions):

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year		2 – 3 Years		4 – 5 Years		More than 5 years

Operating lease obligations	$5.6	$	..7		$1.4		$1.5	$2.0

Sublease lease revenues	$2.4	$	..1	$	..5	$	..8	$1.0

We currently lease a facility in Piscataway, New Jersey, which is currently scheduled to expire on July 31, 2021.

In September 2013, we entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate, pursuant to which we sublease to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The term of the sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to us under the sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of December 31, 2013 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Property and Equipment and Assets Held for Sale

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

Because we plan to sell all of our remaining property and equipment through a third-party liquidator, we have reduced the carry value of such property and equipment to its estimated fair market value and classified it as Assets Held for Sale as of December 31, 2013.

Research and Development Expenses

We no longer perform research and development activities. In prior periods, we accrued expenses for the cost of work performed by contract research organizations, contract manufacturing organizations and others based upon the estimated amount of the total effort completed on each order, study or project using factors such as the number of lots produced, the number of patients enrolled, the number of active clinical sites and the duration for which the patients were enrolled in the study. We based the estimates on the information available at the time. Additional information may have become available at a later date that would enable us to develop a more accurate estimate. Such changes in estimate would generally be recognized in the period when the information is first known.

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

None.

Item 8.     Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-33 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 As previously disclosed in our Current Report on Form 8-K filed on August 12, 2013, on August 7, 2013, the Finance and Audit Committee of our Board of Directors dismissed KPMG LLP as our independent registered public accounting firm and appointed EisnerAmper LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2013. There were no disagreements or reportable events in connection with the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

In December 2012, Enzon announced its plans to suspend clinical development activities and to possibly dispose of assets or sell the company. In connection with its plans, the Company expected to reduce its workforce by as much as 45%. The Company experienced a reduction of two staff members within the finance organization relating to voluntary and involuntary terminations in the beginning of first quarter of 2013, which has impacted the internal control over financial reporting process as individual responsibilities were re-assigned to address financial reporting needs. By December 31, 2013, the Company had no employees within the financial organization. However, internal controls were transitioned and maintained by the engagement of a third-party accounting firm to take on the accounting department functions. The accounting firm is being supervised by Richard L. Feinstein, a consultant, as principal accounting and financial officer.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2013 our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, EisnerAmper LLP, has issued an unqualified report on the effectiveness of internal control over financial reporting as of December 31, 2013, which is included herein.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

/s/ George W. Hebard III	/s/ Richard L. Feinstein
George W. Hebard III	Richard L. Feinstein
Interim Principal Executive Officer and	Vice President-Finance and
Interim Chief Operating Officer	Principal Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

March 14, 2014	March 14, 2014

(f)	Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc. and Subsidiaries

We have audited Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Enzon Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enzon Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 14, 2014

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2014 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2013, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2014 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2013, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2014 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2013, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2014 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2013, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2014 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2013, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 14.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit			Reference
Number		Description	No.
2.	1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(11)
3.	1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.	2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(15)
10.	1	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(3)
10.	2	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(4)

10.	3	Agreement of Sublease, dated as of September 26, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	(16)
10.	4	Amended and Restated Agreement of Sublease, dated as of November 13, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	+
10.	5	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.	6	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(5)
10.	7	2011 Outside Director Compensation Plan**	(15)
10.	8	2013 Outside Director Compensation Plan**	(15)
10.	9	Amended and Restated 2013 Outside Director Compensation Plan**	(16)
10.	10	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(7)
10.	11	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(7)
10.	12	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(8)
10.	13	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(6)
10.	14	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(6)
10.	15	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(6)
10.	16	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(10)
10.	17	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(10)
10.	18	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(10)
10.	19	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(10)
10.	20	2011 Stock Option and Incentive Plan**	(12)
10.	21	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(12)
10.	22	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(12)
10.	23	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(12)
10.	24	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(12)
10.	25	2007 Employee Stock Purchase Plan	(9)
10.	26	General Severance Agreement dated as of February 12, 2013, by and between Timothy G. Daly and Enzon Pharmaceuticals, Inc.	(13)
10.	27	Severance Agreement and Release of Claims, dated February 28, 2013, by and between Aby Buchbinder and Enzon Pharmaceuticals, Inc.	(14)
10.	28	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(17)
10.	29	Separation Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and George W. Hebard III**	+
10.	30	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	+
16.	1	Letter of KPMG LLP dated August 12, 2013	(18)
21.	1	Subsidiaries of Registrant	+
23.	1	Consent of EisnerAmper LLP	+
23.	2	Consent of KPMG LLP	+
31.	1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.	2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.	1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
32.	2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101
The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.

			+

+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed May 19, 2006

(3)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 filed May 12, 1995

(4)	Transition Report on Form 10-K for the six months ended December 31, 2005.

(5)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(6)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(7)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(8)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(9)	Registration Statement on Form S-8 (File No. 333-140282) filed January 29, 2007

(10)	Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009

(11)	Current Report on Form 8-K filed November 12, 2009

(12)	Registration Statement on Form S-8 (File No. 333-174099) filed May 10, 2011

(13)	Current Report on Form 8-K filed February 12, 2013

(14)	Current Report on Form 8-K filed February 28, 2013

(15)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013

(16)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(17)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 12, 2013

(18)	Current Report on Form 8-K filed August 12, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 14, 2014	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer and
Interim Chief Operating Officer
(Principal Executive Officer)

Dated: March 14, 2014	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance
Principal Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George W. Hebard III	Interim Principal Executive Officer and	March 14, 2014
George W. Hebard III	Interim Chief Operating Officer
(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President,- Finance	March 14, 2014
Richard L. Feinstein	Principal Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	March 14, 2014
Jonathan Christodoro

/s/ Odysseas Kostas	Director	March 14, 2014
Odysseas Kostas

/s/ Jennifer McNealey	Director	March 14, 2014
Jennifer McNealey

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

F- 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzon Pharmaceuticals, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

Iselin, New Jersey
March 14, 2014

F- 2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enzon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheet of Enzon Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enzon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Short Hills, New Jersey
March 18, 2013

F- 3

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$6,520	$77,348
Marketable securities	-	119,391
Other current assets	511	1,904
Assets held for sale	90	-
Total current assets	7,121	198,643

Property and equipment	-	1,138

Total assets	$7,121	$199,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$93	$776
Accrued expenses and other current liabilities	1,215	5,688
Notes payable	-	115,849
Total current liabilities	1,308	122,313
Accrued rent liability	558	-
Total liabilities	1,866	122,313

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2013 and December 31, 2012	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,085,870 shares at December 31, 2013 and 43,674,170 shares at December 31, 2012	441	437
Additional paid-in capital	134,512	224,796
Accumulated other comprehensive income	-	83
Accumulated deficit	(129,698)	(147,848)
Total stockholders’ equity	5,255	77,468
Total liabilities and stockholders’ equity	$7,121	$199,781

The accompanying notes are an integral part of these consolidated financial statements.

F- 4

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Royalties	$33,846	$41,504	$40,923
Sale of in-process research and development	-	-	5,000
Contract research and development	-	126	1,431
Miscellaneous income	647	970	718
Total revenues	34,493	42,600	48,072

Operating expenses:
Research and development – pipeline	2,715	20,892	40,180
Research and development – specialty and contracted services	-	113	926
General and administrative	8,843	14,475	17,281
General and administrative – contracted services	-	-	115
Impairment of property and equipment	-	11,263	-
Restructuring charges	4,776	(177)	6,025
Total operating expenses	16,334	46,566	64,527

Operating income (loss)	18,159	(3,966)	(16,455)

Other income (expense):
Investment income, net	534	2,578	1,735
Interest expense	(2,124)	(5,330)	(5,929)
Other, net, primarily gain on sale of assets in 2013	1,553	(200)	91

Income (loss) before income tax (benefit) expense	18,122	(6,918)	(20,558)

Income tax (benefit) expense	(28)	(4,135)	205

Net income (loss)	$18,150	$(2,783)	$(20,763)

Income (loss) per common share
Basic	$0.41	$(0.06)	$(0.40)
Diluted	0.38	$(0.06)	$(0.40)
Weighted average number of shares
Basic	43,782	46,735	51,910
Diluted	51,045	46,735	51,910
Special cash dividend paid per common share	$2.05	$2.00	$-

F- 5

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Continued)
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Other comprehensive income (loss):
Unrealized gain (loss) on securities that arose during the year*	237	1,037	(671)
Reclassification adjustments*:
(Gain) on sale of securities	(320)	(957)	(240)
Total other comprehensive income (loss)	(83)	80	(911)
Total comprehensive income (loss)	$18,067	$(2,703)	$(21,674)

* Information has not been tax-effected due to the establishment of a full allowance against any related net deferred tax asset.

The accompanying notes are an integral part of these consolidated financial statements.

F- 6

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other
	Number of	Par	Paid-in	Comprehensive	Accumulated
	Shares	Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2010	58,818	$588	$454,657	$914	$(124,302)	$331,857
Net loss					(20,763)	(20,763)
Other comprehensive loss	-	-	-	(911)	-	(911)
Exercises of stock options	674	7	5,446	-	-	5,453
Stock-based compensation	191	2	1,916	-	-	1,918
Issuance of stock for employee stock purchase plan	41	-	420	-	-	420
Repurchases of common stock	(11,431)	(114)	(120,679)	-	-	(120,793)
Balance, December 31, 2011	48,293	$483	$341,760	$3	$(145,065)	$197,181
Net loss	-	-	-	-	(2,783)	(2,783)
Other comprehensive income				80		80
Stock-based compensation	77	1	1,951	-	-	1,952
Issuance of stock for employee stock purchase plan	17	-	130	-	-	130
Repurchases of common stock	(4,713)	(47)	(31,697)	-	-	(31,744)
Common stock dividend	-	-	(87,348)	-	-	(87,348)
Balance, December 31, 2012	43,674	$437	$224,796	$83	$(147,848)	$77,468
Net income	-	-	-	-	18,150	18,150
Other comprehensive loss				(83)		(83)
Stock-based compensation	409	4	(488)	-	-	(484)
Issuance of stock for employee stock purchase plan	3	-	12	-	-	12
Common stock dividend	-	-	(89,808)	-	-	(89,808)
Balance, December 31, 2013	44,086	$441	$134,512	$-	$(129,698)	$5,255

The accompanying notes are an integral part of these consolidated financial statements.

F- 7

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$18,150	$(2,783)	$(20,763)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	232	4,263	5,336
Amortization and write-off of debt issuance costs	193	541	567
Impairment of property and equipment	-	11,263	-
Stock-based compensation and employee stock purchase plan discount	(205)	2,119	3,139
Gain on sale of marketable securities	(320)	(957)	(240)
Gain on sale of assets	(1,554)	-	-
Amortization of purchase premium on marketable securities	735	3,042	1,539
Other	-	265	61
Changes in operating assets and liabilities:
Decrease in other current assets	1,334	671	3,506
Decrease in accounts payable	(683)	(796)	(2,620)
Decrease in accrued expenses and other current liabilities	(3,877)	(9,176)	(3,250)
Net cash provided by (used in) operating activities	14,005	8,452	(12,725)

Cash flows from investing activities:
Purchases of property and equipment	-	(23)	(630)
Proceeds from sale of fixed assets	2,234	9	4
Purchases of marketable securities	-	(208,267)	(263,061)
Proceeds from sales and maturities of marketable securities	118,894	305,838	104,448

Net cash provided by (used in) investing activities	121,128	97,557	(159,239)

Cash flows from financing activities:
Common stock dividend	(89,808)	(87,348)	-
Repurchases of common stock	-	(31,744)	(120,793)
Retirement of notes payable	(115,849)	(13,862)	(5,000)
Proceeds from issuance of common stock	12	130	5,873
Withholding taxes – stock-based compensation	(283)	(137)	(1,155)
Redemptions from employee stock purchase plan, net	(33)	(24)	(167)
Net cash used in financing activities	(205,961)	(132,985)	(121,242)
Net decrease in cash and cash equivalents	(70,828)	(26,976)	(293,206)
Cash and cash equivalents at beginning of year	77,348	104,324	397,530
Cash and cash equivalents at end of year	$6,520	$77,348	$104,324

The accompanying notes are an integral part of these consolidated financial statements.

F- 8

 ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed drug products, namely, PegIntron®, Sylatron®, Macugen®, CIMZIA®, Oncaspar and Adagen. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company operates in one business segment. Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of the Company’s total royalty revenues in 2013, 2012 and 2011, respectively.

The Company was previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs.   In December 2012, the Company announced that the Company’s  Board of Directors retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of the Company and that the Company’s Board of Directors established a special committee to oversee the Company’s sale review process. In connection with the Company’s sale review process, the Company substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to the Company’s stockholders.   In April 2013, the Company announced that it had concluded a review of the sale or disposition of one or more corporate assets, or a sale of the Company.   The review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets.   In the same announcement, the Company also announced that its Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

In April 2013, pursuant to the terms of an asset purchase agreement, the Company sold to Belrose Pharma, Inc. (“Belrose”), all right, title and interest to the Company’s Customized PEGylation platform and related assets. The assets included (i) intellectual property and know-how associated with the PEGylation platform, (ii) patents and know-how related to PEG- SN-38, (iii) patents and know-how associated with certain of the Company’s internal clinical programs and (iv) certain related supplies and equipment.

In September 2013, the Company entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate Pharma, LLC (“Axcellerate”), pursuant to which the Company subleases to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The term of the sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to us under the sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

In October 2013, the Company terminated its License and Collaboration Agreement with Santaris Pharma A/S (“Santaris”) whereby Enzon returned to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.

The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

F- 9

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

Financial Instruments and Fair Value

The carrying values of cash, cash equivalents, marketable securities and other current assets, accounts payable and accrued expenses in the Company’s consolidated balance sheets approximated their fair values at December 31, 2013 and 2012 due to their short-term nature. As of December 31, 2013, the Company held no cash equivalents or marketable securities.

The Company’s 4% Convertible Notes Payable (Note 6) at December 31, 2012 had a fair value of $117,079 and a carrying value of $115,849.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2012, the Company held $50.5 million of cash equivalents. As of December 31, 2013, the Company held no cash equivalents.

Marketable Securities

At December 31, 2013, the Company had no marketable securities.

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

F- 10

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes Payable

The carrying value of the Company’s 4% convertible senior unsecured notes outstanding at December 31, 2012 was $115.8 million and the fair value of these notes was $117.1 million. Fair value of the Company’s notes payable is based on quoted market prices. In June 2013, all of the notes were paid in full.

Property and Equipment and Assets Held for Sale

In connection with the sublease of a portion of its headquarters as discussed in Note 14, the Company plans to sell a portion of its property and equipment to Axcellerate and to sell its remaining property and equipment through a third party liquidator.   As such, the Company has classified its property and equipment as Assets Held for Sale as of December 31, 2013. The Company reduced the carrying value of its property and equipment to its estimated fair market value based on third-party independent appraisals as of December 31, 2012.

Deferred Debt Issuance Costs

Costs incurred in issuing the Company’s notes payable have been recorded as deferred debt issuance costs and are included within the balances of other assets and other current assets in the accompanying consolidated balance sheets. Such amounts were being amortized using the straight-line method, which approximated the effective interest method, over the terms of the related financing. The amortization of deferred debt issuance costs is included in interest expense in the accompanying consolidated statements of operations. At the time of repurchase or other extinguishment of notes, a pro rata amount of deferred debt issuance costs is written off to interest expense. Upon conversion of notes, a pro rata amount of deferred issuance costs is written off against additional paid-in capital. With the repayment of all outstanding notes in 2013, all remaining deferred debt issuance costs were written off.

Revenue Recognition

Royalty revenues from the Company’s agreements with third parties is recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically during the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties. No provision for uncollectible accounts is established upon recognition of revenues.

Contingent payments due under the asset purchase agreement for the sale of the Company’s former specialty pharmaceutical business are recognized as income when the milestone has been achieved and collection is assured. Such payments are non-refundable and no further effort is required on the part of the Company or the other party to complete the earning process.

F- 11

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has discontinued all research and development activities. Previously, it did not routinely participate in research and licensing arrangements that had multiple deliverables. The sale of the Company’s former specialty pharmaceutical business, however, did involve the application of the guidance regarding multiple deliverables in separating the revenues associated with the sale of in-process research and development from the other elements of the transaction, principally the assets sold as part of discontinued operations and the continuing involvement of the Company in contract research activities. The Company determined that the in-process research and development had value to the buyer of the Company’s former specialty pharmaceutical business on a stand-alone basis and that there was objective and reliable evidence available to support the allocation of the total purchase price to the respective units of accounting.

Research and Development Expenses

All research and development costs are expensed as incurred. These include the following types of costs incurred in performing research and development activities: preclinical research, clinical trials, clinical manufacturing costs, contract services, salaries, share-based compensation and benefits and administrative support costs. Non-refundable advance payments to acquire goods or pay for services that were expected to be consumed or performed in future periods were capitalized and amortized over the period of expected benefit. Costs to acquire in-process research and development projects and technologies that had no alternative future use at the date of acquisition were expensed as incurred.

Prior to the substantial suspension of the Company’s clinical development programs, substantial portions of the Company’s preclinical and clinical trial work were performed by third-party contract research organizations (CROs) and other vendors. The Company accrued expenses for costs for work performed by CROs based upon the estimated amount of the total effort completed on each study or project using factors such as the number of patients enrolled, the number of active clinical sites and the duration for which the patients were to be enrolled in the study. Similar approaches were taken in estimating the percentage of completion in relation to contracts with contract manufacturing organizations. The Company based the estimates on the information available at the time and recorded actual expenses as work was completed and invoiced.

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

Concentrations of Risk

At December 31, 2013, the Company had invested none of its cash in financial instruments, nor does it anticipate holding such instruments in the future. In prior periods, holdings of financial instruments, were comprised, principally, of money market funds and debt securities.

F- 12

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

Cash Flow Information

Cash payments for interest on the Company’s 4% convertible notes were approximately $2.3 million, $4.8 million, and $5.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. There were approximately $186,000 (for which a refund request was submitted), $6,000 and $200,000 of income tax payments made for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to provide this information together, in one location, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

ASU 2013-7 is effective for both public and nonpublic entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. An entity preparing its financial statements on a going-concern basis at the effective date that is required to use the liquidation basis of accounting is required to account for any differences between its existing measurements and the measurements under ASU 2013-7 through a cumulative-effect adjustment. Early adoption is permitted. The Company has evaluated the impact of ASU 2013-7 on the Company’s consolidated financial statements, and has determined that it does not currently have an impact on Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update amends ASC 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

F- 13

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)	Marketable Securities

The Company held no marketable securities at December 31, 2013. The amortized cost, gross unrealized holding gains or losses, and fair value of the Company’s marketable securities by major security type at December 31, 2012 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value*

Corporate bonds	$86,769	$82	$(11)	$86,840
Commercial paper	30,482	8	-	30,490
U.S. government agency	2,057	4	-	2,061
	$119,308	$94	$(11)	$119,391

* Included in current marketable securities at December 31, 2012.

 All marketable securities at December 31, 2012 were classified as available-for-sale.

As of December 31, 2012, the Company’s marketable securities are all valued based on Level 2 inputs. Fair value is determined from available Level 2 vendor quoted prices utilizing observable inputs based on active markets. The Company utilizes a financial institution to provide pricing for securities in the Company’s portfolio, and reviewed documentation from the sources that detailed the pricing techniques and methodologies used by these sources and determined if their policies adequately considered market activity, either based on specific transactions for the particular security type or based on modeling of securities with similar credit quality, duration, yield and structure that were recently transacted. At December 31, 2013, the Company held no marketable securities.

For the years ended December 31, 2013, 2012 and 2011, the Company realized net gains from the sale of marketable securities of $0.3 million, $0.9 million and $0.2 million, respectively. The Company includes realized gains and losses, if any, in the accompanying Consolidated Statements of Operations and Comprehensive Income, in Investment Income.

F- 14

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Maturities of marketable debt securities, based on contractual maturity, at December 31, 2012 were as follows (in thousands):

	Amortized	Fair
	Cost	Value

Due in one year or less	$119,308	$119,391
	$119,308	$119,391

As of December 31, 2012, some of the Company’s investments, with fair value of $38.1 million, were in an unrealized loss position. However, none of the underlying investments had been in a continuous loss position longer than twelve months and no other-than-temporary impairment was deemed to have occurred.

(5)	Property and Equipment

All of the Company’s property and equipment has been reclassified as Assets Held for Sale, aggregating approximately $90,000 at December 31, 2013. Property and equipment at December 31, 2012 consisted of the following (in thousands):

	December 31,	Estimated
	2012	Useful Lives
Leasehold improvements	$1,095	2-14 years*
Equipment	24,082	2-6 years
Furniture and fixtures and other	1,744	6 years
	26,921
Less: Accumulated depreciation	25,783
	$1,138

* Shorter of the lease term or lives indicated

Depreciation charged to operations relating to property and equipment totaled $0.2 million, $4.3 million, and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

F- 15

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)	Notes Payable

The Company’s 4 % convertible notes matured on June 1, 2013, and the Company repaid in full at maturity the outstanding principal amount of $115.8 million, together with accrued interest of approximately $2.1 million, thereon. As of December 31, 2012, the principal amount of the convertible notes outstanding was $115.8 million.

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

(7)	Accrued Expenses and Other

Accrued expenses and other current liabilities consist of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,	December 31,
	2013	2012
Compensation	$85	$1,442
Severance benefits	332	777
Professional and consulting fees	150	360
Insurance and taxes	7	321
Interest	-	386
Clinical Trial	-	671
Legal	160	409
Rent	239	324
Other	242	998
	$1,215	$5,688

F- 16

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 600,000 had previously been designated as Series B in connection with the Rights Plan, which expired on May 16, 2012.

Common Stock

As of December 31, 2013, the Company reserved 7,189,876 shares of its common stock for the non-qualified and incentive stock plans.

Share Repurchase Programs

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. During the first quarter of 2012, the Company announced its plans to resume repurchasing its outstanding common stock under this program. During 2012, the Company repurchased and retired 4,713,129 shares at a cost of $31.7 million, or an average cost of approximately $6.76 per share, under this program. No shares were repurchased during the year ended December 31, 2013. Since the inception of this program, the cumulative number of shares repurchased and retired through December 31, 2013 amounted to 16,174,578 shares at a total cost of $153.4 million, or an average cost of approximately $9.48 per share. Since the third quarter of 2012, the Company has suspended repurchases under the share repurchase program and does not currently intend to resume repurchases under the share repurchase program.

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

F- 17

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2011, the Company earned a $5.0 million milestone payment from the purchaser of the Company’s former specialty pharmaceutical business resulting from the approval of a supplemental Biologic License Application (sBLA) for the manufacture of SS Oncaspar.

The Company has no research and development operations, currently, nor does it plan to conduct any such operations in the future.

(10)	Contract Research and Development Revenue and Miscellaneous Income

Contract research and development is specific to the transition services agreement the Company entered into with the purchaser of the Company’s former specialty pharmaceutical business. The transition services agreement was initiated in January 2010 at the time of the sale. It provided for a reimbursement for services provided by the Company plus a mark-up and totaled $0.1 million and $1.5 million for the years ended December 31, 2012 and 2011, respectively. The Company’s contractual obligation was to assist with these transition services for a period of up to three years subsequent to the date of the sale, although the level of such activity declined significantly during 2011 and 2012. The transition services agreement was terminated by the purchaser on September 30, 2012.

Miscellaneous income includes income received pursuant to the transition services agreement related to general and administrative support to the purchaser of the Company’s former specialty pharmaceutical business and sublease revenues received by the Company from tenants under terms of sublease agreements. These transitional services were $0.1 million for each of the years ended December 31, 2012 and 2011, respectively. Sublease revenues of $0.7 million and $0.6 million for 2012 and 2011, respectively, relate to the Company’s leased facility in South Plainfield, New Jersey, which commenced in 2009 and ran through October 2012, and excess leased office space in Bridgewater, New Jersey, which commenced in 2011 as a result of the first quarter relocation to Piscataway, New Jersey and ran through January 2013. Sublease income in 2013, aggregated approximately $87,000, with approximately $16,000 relating to Axcellerate Pharma, LLC, the Company's subtenant at its Piscataway, New Jersey facility. (See Note 20, Leases.)

(11)	Cash Dividend

On April 23, 2013, the Company’s Board of Directors declared a special cash dividend of $1.60 per share of common stock. This special cash dividend was paid on June 4, 2013 to stockholders of record as of May 7, 2013.

On December 5, 2013, the Company’s Board of Directors declared a special cash dividend of $0.45 per share of common stock. This special cash dividend was paid on December 23, 2013 to stockholders of record as of December 16, 2013.

On November 29, 2012, the Company’s Board of Directors declared a special cash dividend of $2.00 per share of common stock. This special cash dividend was paid on December 21, 2012 to stockholders of record as of December 10, 2012.

(12)	Income (Loss) Per Common Share

Basic income and loss per common share is computed by dividing the income (loss) from continuing operations and net income (loss) by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted income and loss per share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive. The denominator would include both the weighted average number of shares of common stock outstanding and common stock equivalents. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method, shares issuable under the employee stock purchase plan (ESPP), and the number of shares issuable upon conversion of the Company’s 4% convertible notes payable. In the case of notes payable, the diluted earnings per share calculation would be further affected by an add-back of interest to the numerator under the assumption that the interest would not have been incurred if the notes were converted into common stock.

In a period in which a loss from continuing operations is reported, all computations of diluted per-share amounts for that period must be made exclusive of potential dilutive shares and the add-back of interest. Accordingly, for each of the two years ended December 31, 2012 and 2011, diluted loss per share for loss from continuing operations and net loss are the same as the corresponding basic loss per share.

F- 18

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the year ended December 31, 2013, stock options to purchase approximately 22,000 shares of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. For the years ended December 31, 2012 and 2011, the Company had potentially dilutive common stock equivalents excluded from the computation of diluted earnings per share amounting to 17.1 million and 17.4 million, shares, respectively.

(13)	Restructurings

The Company incurred the following charges in connection with its restructuring programs during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee separation benefits:
Fourth-quarter 2013	$1,018	$-	$-
Third-quarter 2013	25	-	-
Second-quarter 2013	596	-	-
First-quarter 2013	2,394	-	-
Fourth-quarter 2011	-	(19)	1,485
Third-quarter 2011	(32)	(200)	2,835
Second-quarter 2011	-	-	734
Fourth-quarter 2010	-	(20)	(72)
First-quarter 2010	-	-	(60)
	4,001	(239)	4,922
Other restructuring costs:	775	62	1,103
Total restructuring charges	$4,776	$(177)	$6,025

Employee Separation Benefits

During 2013, the Company incurred separation costs of $4.0 million relating to terminating employees. During 2013 and 2012, prior accruals for certain benefits provided to existing employees were adjusted downward by $32,000 and $0.2 million, respectively, based on accrual utilization.

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

F- 19

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the changes in the Company’s accrued restructuring liabilities for the year ended December 31, 2013 and 2012 (in thousands):

Employee Separation Benefits

	2013	2012

Balance, beginning of year	$777	$4,484
Payments made	(4,648)	(3,468)
Adjustments	(167)	(252)
Restructuring accruals	4,943	13

Balance, end of year	$905	$777

Other Restructuring Costs

During the third quarter of 2011, the Company recorded a restructuring charge in the amount of $0.7 million to terminate an operating lease related to the third and first floors of the its former Bridgewater, New Jersey headquarters facility. As of December 31, 2012, these accrued liabilities were fully utilized.

F- 20

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

2013 Outside Director Compensation Plan

In January 2013, the Governance and Nominating Committee reviewed director compensation in view of changes in the size and direction of the Company and trends in director compensation at peer group companies. In January 2013, the Board of Directors adopted the 2013 Outside Director Compensation Plan, which remained in effect until the Amended and Restated 2013 Outside Director Compensation Plan (described below) became effective on July 1, 2013. Under the 2013 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options on the first trading day of the calendar year with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of the Company’s Common Stock on the date of grant (the “2013 Plan Annual Option Grant”) and an annual grant of restricted stock units settled in shares of Common Stock on the first trading day after June 30 of each calendar year with a value of $50,000 (the “2013 Plan Annual Restricted Stock Grant”). These grants are made under the Company’s equity compensation plans. The 2013 Plan Annual Option Grant vests in one tranche on the first anniversary of the date of grant if the recipient director remains on the Company’s Board of Directors on that date. Once vested, options granted pursuant to the 2013 Plan Annual Option Grant expire on the 10th anniversary of the date of grant. The number of shares issued in the 2013 Plan Annual Restricted Stock Grant will be equal to $50,000 divided by the closing price of the Company’s Common Stock on the date of grant. The shares covered by the 2013 Plan Annual Restricted Stock Grant vest in three equal tranches on each of the first three anniversaries of the date of grant if the recipient director remains on the Company’s Board of Directors on each such date. Upon the election of a new non-employee director to the Board of Directors , such newly elected director will receive a grant of stock options with a Black-Scholes value of $25,000 (the exercise price of which will be equal to the closing price of our Common Stock on the date of grant) and a grant of restricted stock units settled in shares of Common Stock with a value of $50,000 (the number of shares covered by such grant being equal to $50,000 divided by the closing price of our Common Stock on the date of grant) (the “2013 Plan Welcome Grant”). The options and restricted stock units included in the 2013 Plan Welcome Grant vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the Board of Directors on each such date. For the Chairperson of the Board of Directors, if such Chairperson is not an employee of the Company, the value of the options and restricted stock units covered by the 2013 Plan Annual Option Grant, Annual Restricted Stock Grant and 2013 Plan Welcome Grant are twice the amounts mentioned above. For the Vice-Chairperson of the Board of Directors, if such Vice-Chairperson is not an employee of the Company, the value of the options and restricted stock units covered by the 2013 Plan Annual Option Grant, 2013 Plan Annual Restricted Stock Grant and 2013 Plan Welcome Grant are 1.75 times the amounts mentioned above. In addition, under the 2013 Outside Director Compensation Plan, each non-employee director receives an annual cash retainer of $30,000. Non-employee directors also receive an additional annual cash retainer of $18,000 for service as chair of the Finance and Audit Committee and $8,000 for service as chair of any other committee. Non-employee directors receive an additional annual cash retainer of $8,000 for service as members of the Audit and Finance Committee, an annual cash retainer of $4,000 for each other committee on which they serve but do not chair.

Amended and Restated 2013 Outside Director Compensation Plan

In June 2013, the Governance and Nominating Committee further reviewed director compensation in view of changes in the size and direction of our company. The Governance and Nominating Committee recommended further changes to eliminate equity grants and reduce cash compensation to non-employee directors. Based upon these recommendations, in June 2013, the Board adopted the Amended and Restated 2013 Outside Director Compensation Plan, which became effective on July 1, 2013. Under the Amended and Restated 2013 Outside Director Compensation Plan, each non-employee director (i) receives an annual cash retainer of $30,000, (ii) for service as chair of the Finance and Audit Committee receives an additional annual cash retainer of $10,000 and (iii) for service as a member of the Finance and Audit Committee receives an additional annual cash retainer of $5,000. These annual cash retainers are payable quarterly at the end of each quarter, beginning with the third quarter of the fiscal year ending December 31, 2013.

F- 21

Directors who are employees of our company do not receive compensation for their service on the Board.

 In March 2011, the Company’s Board of Directors adopted a new compensation plan for non-employee directors, effective April 1, 2011. Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options (Annual Option Grant) on the first trading day of the calendar year with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Annual Option Grant vests in one tranche on the first anniversary, provided that the recipient director remains on the Board, and expires on the tenth anniversary of the date of grant. In addition, upon the election of a new non-employee director to the Board, such newly elected director receives a Welcome Grant of stock options with a Black-Scholes value of $25,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Welcome Grant vests in three equal tranches on each of the first three anniversaries, provided that the recipient director remains on the Board, and expires on the tenth anniversary of the date of grant. Furthermore, for a non-employee Chairperson of the Board, the value of options covered by the Annual Option Grant and the Welcome Grant shall be twice the amounts mentioned above. For a non-employee Vice-Chairperson of the Board of Directors, the value of options covered by the Annual Option Grant and the Welcome Grant shall be one and a half times the amounts mentioned above. Options granted in accordance with the 2011 Outside Director Compensation Plan will be made under the 2011 Stock Option and Incentive Plan.

Prior to April 1, 2011, under the 2007 Outside Director Compensation Plan, each non-employee director received an annual grant of stock options (Annual Option Grant) on the first trading day of the calendar year with a Black-Scholes value of $75,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Annual Option Grant vested in one tranche on the first anniversary, provided that the recipient director remained on the Board, and expired on the tenth anniversary of the date of grant. In addition, upon the election of a new non-employee director, such newly elected director received a Welcome Grant of stock options with a Black-Scholes value of $75,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Welcome Grant vested in three equal tranches on each of the first three anniversaries, provided that the recipient director remained on the Board of Directors and expired on the tenth anniversary of the date of grant. Furthermore, for a non-employee Chairperson of the Board of Directors, the value of options covered by the Annual Option Grant and Welcome Grant were twice the amounts mentioned above. Options granted in accordance with the 2007 Outside Director Compensation Plan were made under the 2001 Incentive Stock Plan.

On April 23, 2013, the Company’s Board of Directors declared a special cash dividend of $1.60 per share of common stock. This special cash dividend was paid on June 4, 2013 to stockholders of record as of May 7, 2013. On December 5, 2013, the Company’s Board of Directors declared a special cash dividend of $0.45 per share of common stock. This special cash dividend was paid on December 23, 2013 to stockholders of record as of December 16, 2013. In connection with these two special cash dividends, the Compensation Committee of the Company’s Board of Directors approved equitable adjustments to the Company’s outstanding stock options and restricted stock units. The compensation cost recognized during 2013 relating to these modifications was approximately $4,000.

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

F- 22

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the activity in the Company’s outstanding Stock Option Plans, which include the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)

Outstanding at January 1, 2013	2,292	$6.99
Granted at exercise prices which equaled the fair value on the date of grant	156	$2.94
Exercised	-	$-

Forfeited	(221)	$3.03
Expired	(102)	$10.86

Outstanding at December 31, 2013	2,125	$6.90	2.85	$-

Vested and expected to vest at December 31, 2013	2,125	$6.90	2.85	$-

Exercisable at December 31, 2013	2,051	$7.06	2.64	$-

As of December 31, 2013, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $1.24, $2.08 and $3.29, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0, $0  and $1.9 million, respectively

In the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation of $0.1 million, $0.4 million and $0.7 million, respectively, related to stock options. The Company did not realize a net tax benefit related to stock-based compensation expense. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

F- 23

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The breakdown of stock-based compensation expense related to stock options by major line caption in the statements of operations is shown below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$5	$16	$26
General and administrative	75	371	684
	$80	$387	$710

Cash received from exercises of stock options for the years ended December 31, 2013, 2012 and 2011, was $0, $0 and $5.5 million, respectively.

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

	Year Ended December 31,
	2013	2012	2011
Expected volatility	34.3%	40%	42%
Expected term (in years)	4.0%	4.0%	4.1%
Risk-free interest rate	0.8%	0.8%	1.5%

(15)         Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

The 2011 Stock Option and Incentive Plan and, prior to that, the 2001 Incentive Stock Plan provide for the issuance of restricted stock awards and restricted stock units (collectively, nonvested shares) to employees, officers and directors. These awards are issued by the Company effective as of the grant date, in the case of restricted stock awards, or upon the vesting date, in the case of a restricted stock unit. The recipient pays no cash to receive the shares, other than the $0.01 par value per share in some cases. These awards have vesting periods of three to five years when based solely on service. Certain awards have performance goals, which, if met, result in accelerated vesting that could be shorter than three years. If the performance goals are not met, the awards continue to vest over time. All nonvested shares are valued at fair value. The market price of the Company’s stock at grant date is factored by an expected vesting period forfeiture rate based on stratified historical data related to the assumed vesting period. This amount is then amortized over the vesting period on a straight-line basis for those awards that vest based solely on service. For awards subject to performance-based accelerated vesting, the Company monitors progress against performance goals and accelerates the compensation expense as appropriate.

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

F- 24

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

In connection with the Company’s special cash dividends of $1.60 per share of common stock paid on June 4, 2013 and $0.45 per share of common stock paid on December 23, 2013 (See Note 11) the Company’s Board of Directors approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

A summary of nonvested shares as of December 31, 2013 and changes during the year ended December 31, 2013 is provided below (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Nonvested	Fair Value
	Shares	Per Share
Nonvested at January 1, 2013	868	$9.06
Granted	-	$-
Vested	(534)	$9.47
Forfeited	(655)	$8.77
Adjustment pursuant to special dividend	487	$8.77
Nonvested at December 31, 2013	166	$8.13

The total grant-date fair value of nonvested shares that vested during the year ended December 31, 2013 was $2.0 million.

As of December 31, 2013 there was no unrecognized compensation cost related to nonvested shares that the Company expects to be recognized.

In 2013, the Company reversed stock-based compensation costs based on revised estimates. Accordingly, for the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of $(0.3) million, $1.7 million and $2.4 million, respectively, related to nonvested share awards, which is included in the Company’s net income for each respective period.

F- 25

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shares withheld to pay $0.3 million of taxes on behalf of the employees resulted in a net incremental charge to additional paid in capital of $0.5 million in 2013. Shares withheld to pay $0.1 million of taxes on behalf of the employees resulted in a net incremental charge to additional paid in capital of $2.0 million in 2012. During 2011, shares were withheld to pay $1.1 million of taxes on behalf of employees resulted in a net incremental credit to additional paid in capital of $1.9 million. There has been no tax benefit realized to date related to tax deductions for nonvested shares.

The breakdown of stock-based compensation expense related to nonvested shares by major line caption in the statements of operations is shown below (in thousands):

	Year Ended December 31,
	2013	2012	2011

Research and development	$210	$737	$1,281

General and administrative	(491)	965	1,082

	$(281)	$1,702	$2,363

(16)	Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase common stock through payroll deductions which may not exceed 15 percent of the employee’s compensation, as defined, at a price equal to 85 percent of the fair market value of the shares at the beginning of the offering period (grant date) or at the end of the offering period (purchase date), whichever is lower. There are two six-month offering periods in each plan fiscal year, beginning April 1 and October 1. The ESPP is intended to qualify under section 423 of the Internal Revenue Code. Individual participant purchases within a given calendar year are limited to $25,000 ($21,250 based on the 15-percent discount) and no more than 2,500 shares on any single purchase date. An additional one million shares were reserved for issuance under the plan. All benefit-eligible employees of the Company may participate in the ESPP other than those who own shares or hold options or nonvested shares representing a combined 5 percent or more of the voting power of the Company’s outstanding stock. The ESPP was terminated on April 1, 2013.
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

The initial assumptions used in the valuation for each offering period, April 1 and October 1, are reflected in the following table (no dividends were assumed):

	2013		2012		2011
	October	April	October	April	October	April

Expected volatility	N/A	26.34%	26.34%	36.28%	32.02%	22.17%
Expected term (in years)	N/A	0.5	0.5	0.5	0.5	0.5
Risk-free interest rate	N/A	0.15%	0.15%	0.35%	0.12%	0.20%

F- 26

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Increases in individual withholding rates within the offering period could have the effect of establishing a new measurement date for that individual’s future contributions. In 2013, in connection with the termination of the ESPP, the Company recorded income of approximately $4,000 as the reversal of previously accrued expense. Compensation expense recognized for the ESPP was approximately $0, $24,000 and $66,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. There were no stock purchases under the ESPP during the year ended December 31, 2013. There were two stock purchases under the ESPP during the year ended December 31, 2012. Based upon the purchase price established as of March 31, 2012 and September 30, 2012, 17,339 shares were allocated under the plan in the year.

Cash received from ESPP for the years ended December 31, 2012, and 2011 was $0 and $0.1 million, respectively. In 2013, in connection with the termination of the ESPP, the Company refunded $14,000.

The categorization of stock-based compensation expense by major line caption in the statement of operations is shown below (in thousands).

	Year Ended December 31,
	2013	2012	2011
Research and development	$(3)	$17	$36
General and administrative	(1)	12	30
	$(4)	$29	$66

(17)	Income Taxes

The components of the income tax provision related to continuing operations are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(30)	$30	$-
State and foreign	2	(4,165)	205
Total current	(28)	(4,135)	205
Deferred: Federal and State	-	-	-

Income tax provision (benefit)	$(28)	$(4,135)	$205

The following table represents reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income from continuing operations before taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax benefit computed at federal statutory rate	$6,313	$(2,421)	$(7,195)
Nondeductible expenses	183	119	205
Add (deduct) effect of:
Federal research and development tax credits	-	-	(1,339)
Tax on earnings of foreign subsidiary	-	(26)	174
State income taxes, net of federal tax	2	(2,672)	20

Effect of change in federal law	-	-	-
Increase (decrease) in beginning of period valuation allowance	(6,526)	865	8,340

Income tax provision (benefit)	$(28)	$(4,135)	$205

Income tax expense in 2012 was primarily comprised of a state income tax benefit of $4.2 million related to the sale of New Jersey net operating losses and research and development credits. No federal income tax expense was incurred in relation to normal operating results due to the utilization of deferred tax assets to offset taxes that would otherwise accrue to operating income.

F- 27

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2013 and 2012, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carryforward	$56,198	$56,329
Research and development credits carryforward	25,379	25,379
Acquired in-process research and development	-	6,613
Basis difference in fixed Assets	3,526	4,264
Capital loss carryforwards	3,663	3,165
Share-based compensation	2,518	3,007
Federal alternative minimum tax credits	1,530	1,560
Writedown of carrying value of investment	-	613
Accrued compensation	84	-
Other	1,537	1,167
Total gross deferred tax assets	94,435	102,097
Less valuation allowance	(94,435)	(102,063)
	-	34
Deferred tax liabilities:
Unrealized gain on investment securities	-	(34)
	-	(34)
Net deferred tax assets	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013, the Company had federal net operating loss carryforwards of approximately $144.0 million that expire in the years 2020 through 2031 and New Jersey state net operating loss carryforwards of approximately $65.2 million that expire in the years 2029 through 2031. The Company also has federal research and development tax credit carryforwards of approximately $20.8 million for tax reporting purposes that expire in the years 2017 through 2031. In addition, the Company has $4.3 million of state research and development tax credit carryforwards that expire in the years 2015 through 2026. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

F- 28

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2013, management believes that it is more likely than not that the net deferred tax assets will not be realized, based on assumptions regarding future operations, consideration of tax strategies and the reversal of deferred tax liabilities. As of December 31, 2013 and 2012, the Company had deferred tax assets of $94.4 million and $102.1 million, respectively. The Company has maintained a valuation allowance of $94.4 million and $102.1 million at December 31, 2013 and 2012, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. The Company is currently under examination by the U.S. Internal Revenue Service, with the tax years 2010 through 2011 remaining open to examination. State income tax returns for the states of New Jersey and Indiana are generally subject to examination for a period of 3-4 years after filing of the respective returns. These state income tax returns are not currently under examination. Income tax returns for Canada are generally subject to examination for a period of 3-5 years after filing of the respective return. The Company’s income tax returns are currently not under examination by Revenue Canada.

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

Sigma-Tau Group

The Company sold its former specialty pharmaceutical business to Klee Pharmaceuticals Inc. (now known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the Sigma-Tau Group) in January 2010. In addition to the initial sale of assets which has been reflected in the Company’s financial statements for the year ended December 31, 2010, the sale agreement provides for certain potential future payments due to Enzon of up to $27.0 million contingent upon the achievement of the following regulatory approval-related milestones:

⋅	$5.0 million due for accelerated European Medicines Agency (EMA, formerly known as EMEA) approval, in addition to the amount due for non-accelerated EMA approval, for SC Oncaspar;

⋅	$5.0 million due for FDA approval for SS Oncaspar;

⋅	$7.0 million due for FDA approval for SC Oncaspar; and

⋅	$10.0 million due for non-accelerated EMA approval for SC Oncaspar.

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

During the first quarter of 2011, the Company earned the $5.0 million due for FDA approval for SS Oncaspar. Approximately $0.5 million of royalty revenues were recognized in 2011 pursuant to this provision of the sale agreement. No additional revenue from this source was received, subsequently. There can be no assurance that the Company will receive any of the remaining $17.0 million of milestone payments or any future royalty revenues beyond those recognized to date.

F- 29

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

Santaris Pharma A/S License Agreement

In July 2006, the Company entered into a license agreement with Santaris Pharma A/S (Santaris) pursuant to which the Company obtained exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-1α and Survivin mRNA (which was returned to Santaris in late 2012), as well as RNA antagonists directed against six additional gene targets selected by the Company. Since inception of the agreement, initial acquisition of in-process research and development and milestone payments have been made totaling $34.0 million, including milestone payments of $0.0 million, $0.0 million, and $7.0 million in 2013, 2012, and 2011, respectively, included in research and development expense in the accompanying statements of operations. This agreement provided that any one of the compounds licensed by us from Santaris could be returned to Santaris if the findings of our preclinical or clinical work do not support our continued investment. We returned three of the targets to Santaris during 2011, one target to Santaris during 2012 and the remaining targets to Santaris during 2013.

Nektar Agreement

In January 2002, the Company entered into a PEGylation technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of its patents related to its PEGylation technology to third-parties. Nektar had the right to sub-license Enzon’s patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar’s profits for any products that utilize the Company’s patented PEGylation technology. The Company’s receipt of royalties related to Nektar licenses will end in 2014. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by- product basis for up to twelve years from the date of first sale of these drugs. Effective in January 2007, Nektar’s right to grant additional sublicenses was limited to a certain class of the Company’s PEGylation technology. Existing sublicenses granted by Nektar prior to January 2007 were unaffected.

F- 30

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(20)	Leases

On November 13, 2013, the Company and Axcellerate Pharma, LLC (“Axcellerate”) entered into an amendment and restatement of the previously announced Agreement of Sublease, dated as of September 26, 2013, between the Company and Axcellerate (the “Amended and Restated Sublease Agreement”) to incorporate certain amendments requested by the Company’s landlord, BDG Kingsbridge L.L.C., predecessor-in-interest to Kingsbridge 2005, LLC (the “Prime Landlord”), as a condition to providing its consent to the sublease contemplated by the Amended and Restated Sublease Agreement (the “Sublease”). On November 14, 2013, the Company received the Prime Landlord’s consent to the Sublease. Accordingly, the term of the Sublease commenced on November 14, 2013 and will expire on July 30, 2021, which is one day prior to the expiration of the lease under which the Company currently leases its premises from the Prime Landlord. Pursuant to the Amended and Restated Sublease Agreement, the Company sublet to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas (the “Sublease”). The Company’s premises located at 20 Kingsbridge Road, Piscataway, New Jersey are currently leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended by that certain First Amendment to Lease dated as of November 13, 2001 (the “Prime Lease”), with the Prime Landlord. The rights of Axcellerate under the Sublease will be subject to the terms of the Prime Lease. The monthly fixed rent payable by Axcellerate under the Sublease will be as follows on a straight-line basis: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The Sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

The future minimum lease payment, for the Company’s non-cancelable operating lease as of December 31, 2013 is as follows (in thousands):

Year ending December 31,	Operating Lease
2014	$703
2015	703
2016	703
2017	742
Thereafter	2,772
Total minimum lease payments	$5,623

Minimum payments indicated above have not been reduced by future minimum rentals to be received under the noncancelable sublease of approximately, as follows (in thousands):

Year ending December 31,	Operating Sublease

2014	$130
2015	193
2016	258
2017	356
Thereafter	1,505
Total minimum sublease payments	$2,442

F- 31

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)	Retirement Plans

The Company’s defined contribution 401(k) pension plan was terminated on June 30, 2013. The Company matched 50 percent of the employee’s contribution of up to 6 percent of compensation, as defined. The total Company contributions for the years ended December 31, 2013, 2012, and 2011, were $56,000, $0.1 million, and $.4 million, respectively.

In September 2011, the Board of Directors authorized and directed the Compensation Committee to terminate the Company’s Executive Deferred Compensation Plan. In accordance with Section 409A of the Internal Revenue Code, the participants in the Plan received their full account balance in October 2012 pursuant to the termination of the Plan.

F- 32

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(22)	Quarterly Results of Operations (Unaudited)

The following tables present summarized unaudited quarterly financial data (in thousands, except per-share amounts):

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$10,183	$8,056	$8,828	$7,426

Net income	$2,390	$4,719	$5,562	$5,479

Earnings per common share information:

Net income (loss):

Basic	$0.05	$0.11	$0.13	$0.12

Diluted	$0.05	$0.09	$0.13	$0.12

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$10,601	$10,231	$11,121	$10,647
Net (loss) income	$(1,071)	$(729)	$4,175	$(5,158)

(Loss) earnings per common share information:

Net (loss) income:
Basic	$(0.02)	$(0.02)	$0.09	$(0.11)
Diluted	$(0.02)	$(0.02)	$0.08	$(0.11)

F-33