Form 10-Q
period 2014-03-31
ENZON PHARMACEUTICALS INC
filed 2014-05-09
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Shares of Common Stock outstanding as of May 1, 2014: 44,093,827

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash	$14,863	$6,520
Other current assets	299	511
Assets held for sale	55	90
Total assets	$15,217	$7,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$188	$93
Accrued expenses and other current liabilities	744	1,215
Total current liabilities	932	1,308

Accrued rent liability	512	558

Total liabilities	1,444	1,866

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,093,827 shares at March 31, 2014 and 44,085,870 shares at December 31, 2013	441	441
Additional paid-in capital	134,506	134,512
Accumulated deficit	(121,174)	(129,698)
Total stockholders’ equity	13,773	5,255
Total liabilities and stockholders’ equity	$15,217	$7,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues:
Royalties	$8,944	$9,564
Miscellaneous income	31	619
Total revenues	8,975	10,183

Operating expenses:
Research and development – pipeline	-	1,579
General and administrative	508	2,949
Restructuring charges	-	2,505
Total operating expenses	508	7,033

Operating income	8,467	3,150

Other income (expense):
Investment income, net	-	427
Interest expense	-	(1,274)
Other, net	109	220
Total other (expense)	109	(627)

Income before income tax expense	8,576	2,523
Income tax expense	55	133
Net income	$8,521	$2,390

Earnings per common share:
Basic	$0.19	$0.05
Diluted	$0.19	$0.05

Weighted-average shares outstanding – basic	44,092	43,693
Weighted-average shares outstanding – diluted	44,253	61,118

Other comprehensive income:
Available-for-sale marketable securities:
Unrealized holding gains arising during period	-	39
Reclassification adjustment for realized losses on sales included in net income	-	(281)
Total other comprehensive loss		(242)

Comprehensive income	$8,521	$2,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$8,521	$2,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	80
Amortization and write-off of debt issuance costs	-	116
Stock-based compensation and employee purchase plan discount	-	(257)
Loss on sales of marketable securities	-	(281)
Amortization of purchase premium on marketable securities	-	536
Gain on disposal of fixed assets	(109)	(219)

Changes in operating assets and liabilities	(208)	388
Net cash provided by operating activities	8,204	2,753

Cash flows from investing activities:
Proceeds from sales of fixed assets	146	235
Proceeds from sales and maturities of marketable securities	-	41,526
Net cash provided by investing activities	146	41,761

Cash flows from financing activities:
Withholding taxes – stock-based compensation	(7)	(106)
Withdrawals/proceeds from employee stock purchase plan	-	(14)
Net cash used in financing activities	(7)	(120)

Net increase in cash and cash equivalents	8,343	44,394

Cash and cash equivalents at beginning of period	6,520	77,348

Cash and cash equivalents at end of period	$14,863	$121,742

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed drug products, namely, PegIntron ® , Sylatron ® , Macugen ® , CIMZIA ® , Oncaspar and Adagen. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company operates in one business segment. Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of our total royalty revenues in 2013, 2012 and 2011, respectively, and approximately 76%, and 87% of the Company’s total royalty revenues in the three months ended March 31, 2014 and 2013, respectively.

The Company was previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs.   In December 2012, the Company announced that the Company’s Board of Directors (the “Board”) retained Lazard Frères & Co. LLC (“Lazard”) to act as financial advisor in a review of the possible sale or disposition of one or more corporate assets or a sale of the Company and that the Company’s Board of Directors established a special committee to oversee the Company’s sale review process. In connection with the Company’s sale review process, the Company substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to the Company’s stockholders.   In April 2013, the Company announced that it had concluded a review of the sale or disposition of one or more corporate assets, or a sale of the Company.   The review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets.   In the same announcement, the Company also announced that its Board intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

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

In March 2014, the Company entered into a novation agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") and Belrose (the “Novation Agreement”), pursuant to which the parties confirmed the novation of the Company’s Collaboration Agreement with Hisun to Belrose. As a consequence of the Novation Agreement agreement, the Company received a gross amount of $550,000 from Hisun, the amount of a receivable previously written off, and paid $249,565 to Belrose. The recording of these transactions resulted in a net reduction of general and administrative expense of $300,435.

The Company wound down its remaining research and development activities during 2013 and has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective prospectively for reporting periods beginning after December 15, 2014 and early adoption is permitted. The Company is currently evaluating the impact adoption will have on its financial statements.

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

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2014 and December 31, 2013 due to their short-term nature.

The Company held no marketable securities at March 31, 2014 and December 31, 2013. For the quarter ended March 31, 2013, the Company realized gains from the sale of marketable securities of $0.3 million, related to the sale of an auction rate security of a bankrupt issuer. The Company includes realized gain and losses, if any, in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss), in Interest and Other Income.

(5)	Stockholders’ Equity

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. The Company has suspended repurchases under the share repurchase program and does not currently intend to resume repurchases under the share repurchase program. No shares were purchased during the first quarter of 2014 and 2013.

(6)	Supplemental Cash Flow Information

There were no income tax or interest payments made during the three months ended March 31, 2014 and 2013.

(7)	Earnings Per Common Share

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

	Three months ended March 31,
	2014	2013
Earnings Per Common Share – Basic:
Net income	$8,521	$2,390

Weighted-average common shares outstanding	44,092	43,693

Basic earnings per share	$0.19	$0.05

Earnings Per Common Share – Diluted:
Net income	$8,521	$2,390
Add-back interest expense on outstanding convertible notes payable, net of tax	-	754
Adjusted net income	$8,521	$3,144

Weighted-average common shares outstanding	44,092	43,693
Weighted-average incremental shares related to vesting of nonvested shares	161	300
Weighted-average incremental shares assuming conversion of outstanding notes payable	-	17,125
Weighted-average common shares outstanding and common share equivalents	44,253	61,118

Diluted earnings per share	$0.19	$0.05

Shares issuable which could potentially dilute basic EPS in the future include 0.2 million shares for vesting of nonvested shares.

(8)	Restructurings

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

The following table summarizes the changes in the Company’s accrued restructuring liabilities for the three months ended March 31, 2014 and the year ended December 31, 2013 (in thousands):

Employee Separation Benefits

	Three Months Ended March 31, 2014	Year Ended December 31, 2013

Balance, beginning of period	$905	$777
Payments made	(219)	(4,648)
Adjustments	-	(167)
Restructuring accruals	-	4,943

Balance, end of period	$686	$905

(9)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended March 31, 2014, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $7,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the quarter, which had a minimal effect on additional paid-in capital. During the quarter ended March 31, 2013, the Company reversed stock-based compensation expense of $0.3 million related to unvested shares of terminated employees and changes in the status of certain employees. Shares were withheld to pay $0.1 million of taxes on behalf of employees because restricted stock units (RSUs) vested during the quarter, resulting in a debit to additional paid-in capital of $0.3 million.

There were no options granted during the three months ended March 31, 2014 and no nonvested shares granted during the three months ended March 31, 2014. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the three months ended March 31, 2014 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2014	2,125	166
Granted	-	-
Exercised and vested	-	(14)
Expired and forfeited	(237)	-
Outstanding at March 31, 2014	1,888	152

Options vested and expected to vest at March 31, 2014	1,888

Options exercisable at March 31, 2014	1,820

(10)	Income Taxes

During the three months ended March 31, 2014, the Company recorded $55,000 of income tax expense for U.S. federal income tax provision for the first quarter of 2014, related to minimum tax requirements, and amounts due to a foreign jurisdiction. During the three months ended March 31, 2013, the Company recorded $133,000 of income tax expense for U.S. federal income tax provision for the first quarter of 2013 and amounts due to a foreign jurisdiction.

As of March 31, 2014, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its deferred tax assets will not be realized.

(11)	Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

On November 13, 2013, the Company and Axcellerate Pharma, LLC (“Axcellerate”) entered into an amendment and restatement of the previously announced Agreement of Sublease, dated as of September 26, 2013, between the Company and Axcellerate (the “Amended and Restated Sublease Agreement”) to incorporate certain amendments requested by the Company’s landlord, BDG Kingsbridge L.L.C., predecessor-in-interest to Kingsbridge 2005, LLC (the “Prime Landlord”), as a condition to providing its consent to the sublease contemplated by the Amended and Restated Sublease Agreement (the “Sublease”). On November 14, 2013, the Company received the Prime Landlord’s consent to the Sublease. Accordingly, the term of the Sublease commenced on November 14, 2013 and will expire on July 30, 2021 , which is one day prior to the expiration of the lease under which the Company currently leases its premises from the Prime Landlord. Pursuant to the Amended and Restated Sublease Agreement, the Company sublet to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas (the “Sublease”). The Company’s premises located at 20 Kingsbridge Road, Piscataway, New Jersey are currently leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended by that certain First Amendment to Lease dated as of November 13, 2001 (the “Prime Lease”), with the Prime Landlord. The rights of Axcellerate under the Sublease will be subject to the terms of the Prime Lease. The monthly fixed rent payable by Axcellerate under the Sublease will be as follows and is recognized on a straight-line basis: (i) in year one, $ 10,417 , (ii) in year two, $ 15,625 , (iii) in year three, $ 20,833 , (iv) in year four, $ 26,042 and (v) in each of years five through eight, $ 35,000 . The Sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

(12)  Subsequent Event

The Company has been under an Internal Revenue Service (“IRS”) audit, and although not finalized, on April 23, 2014 received a Notice of Proposed Adjustment from the IRS relating to the disallowance of the write-off of goodwill and other intangible assets in connection with a business that the Company sold in 2010. While the Company disagrees with the proposed adjustment and is currently in the process of providing more facts and information to the IRS, the Company is planning on appealing this adjustment, if needed. If the IRS position is upheld, the result could have a materially adverse effect on the Company’s financial position.

On April 30, 2014 the Company’s Board adopted a stockholder rights plan (the “Rights Plan”).

In connection with the adoption of the Rights Plan, on April 30, 2014, the Company’s Board declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock to the Company’s stockholders of record as of the close of business on May 14, 2014. After the Rights Plan takes effect, any person or group that acquires beneficial ownership of 4.99% or more of the Company’s common stock without approval from the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who currently own 4.99% or more of the outstanding shares of the Company’s common stock will not trigger the preferred share purchase rights unless they acquire shares representing a percentage of common stock that exceeds by 0.5% or more the lowest percentage of common stock that such stockholder had at any time since April 30, 2014. In addition, in its discretion, the Board may exempt certain persons from acquisition of securities and may also exempt certain transactions.

The Rights will expire on the earliest of (i) the close of business on April 30, 2017 (unless that date is advanced or extended by the Board), (ii) the time at which the Rights are redeemed or exchanged under the Rights Plan, (iii) the repeal of Section 382 or any successor statute or (iv) the beginning of a taxable year of the Company to which the Board determines that no net operating loss carryforward (“NOL”) may be carried forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed drug products, namely, PegIntron ® , Sylatron ® , Macugen ® , CIMZIA ® , Oncaspar and Adagen. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations.  Royalty revenues from sales of PegIntron accounted for approximately 76%, 87% and 93% of our total royalty revenues in 2014, 2013 and 2012, respectively.

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

In April 2013, we entered into an asset purchase agreement with Belrose Pharma, Inc. (“Belrose”), for the sale of all right, title and interest to our Customized PEGylation platform and related assets.   The assets included (i) intellectual property and know-how associated with the PEGylation platform, (ii) patents and know-how related to PEG SN-38, (iii) patents and know-how associated with certain of our internal clinical programs and (iv) certain related supplies and equipment.

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

In October 2013, we terminated our License and Collaboration Agreement with Santaris Pharma A/S (“Santaris”), whereby we returned to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.

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

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended March 31,
	2014	Percent Change	2013
Royalty revenue	$8.9	(7)%	$9.6

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for approximately 76% and 87% of our total royalty revenues for the three months ended March 31, 2014 and 2013, respectively. Royalty revenues from Merck have been declining and this trend is expected to continue. Merck has announced that its sales of PegIntron in the first quarter of 2014 decreased 11% to $112 million from $126 million in the prior year’s comparable period.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended
	March 31,		Dollar	Percent
PegIntron royalties from:	2014	2013	Change	Change
US sales	$0.73	$1.07	$(0.34)	(32)%
Foreign sales - Europe	1.91	1.98	(0.07)	(4)%
Foreign sales - Japan	0.89	2.17	(1.28)	(59)%
Foreign sales - Other	3.27	3.06	0.21	7%
Total	$6.80	$8.28

Miscellaneous Income

Miscellaneous income was $31,000 during the first quarter of 2014 and related, primarily, to sublease income.

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

Operating Expenses:

Research and Development

During the first quarter of 2014 we incurred no research and development expenses, a decrease of $1.6 million from the first quarter of the prior year, as a result of our withdrawal from research and development activities.

General and Administrative (in millions of dollars):

	Three Months Ended March 31,
	2014	Percent Change	2013
General and administrative	$0.5	(83)%	$2.9

General and administrative expenses declined by $2.4 million, or 83%, to $508,000 for the first quarter of 2014 from $2.9 million for the first quarter of 2013. Salaries and benefits expenses declined by $0.6 million as a result of the restructuring implemented in the first quarter of 2013. Additionally, during the first quarter of 2014, in connection with an agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") and Belrose Pharma, Inc. (“Belrose”), pursuant to which the parties confirmed the novation of the Company’s Collaboration Agreement with Hisun to Belrose (the “Novation Agreement”), we received $550,000 that was a receivable previously written off from Hisun. Of this amount, $259,565 was paid to Belrose. The recording of both this receipt and the related payment, resulted in a net decrease to general and administrative expense of $300,000. There was no comparable amount in the corresponding quarter in the prior year. The remainder of the decrease in general and administrative expenses was primarily attributable to reduced costs for stock-based compensation, legal expense and accounting fees. These decreases were the result of specific cost-cutting and cost-containment efforts by management and the ability to lower overhead by outsourcing all critical administrative functions.

Restructurings

In December 2012, we announced a plan to reduce our workforce by approximately 15-20 employees. In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. During the first quarter of 2013, we incurred restructuring charges of $2.5 million, of which $1.6 million resulted in cash expenditures paid and expensed during the quarter. The remaining $0.9 million was substantially paid during the second quarter of 2013. There were no similar costs in the comparable 2014 quarter as we have outsourced substantially all of our executive and administrative functions and, since January 1, 2014, we have only one employee.

Other Income (Expense) (in millions of dollars):

	Three Months Ended March 31,
	2014	Percent Change	2013
Other income (expense):
Investment income, net	$-	(100)%	$0.4
Interest expense	-	(100)%	(1.3)
Other, net	0.1	150%	0.2
Total other income(expense)	$0.1	190%	$(0.7)

There was no net investment income during the three months ended March 31, 2014, inasmuch as we had no marketable securities during that period. Net investment income was $0.4 million for the first quarter of 2013.

We incurred no interest expense during the three months ended March 31, 2014, because in June 2013, we retired the remaining outstanding principal balance of our 4% convertible notes at par. Interest expense related to this debt was $1.3 million for the first quarter of 2013.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand, (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron) and (iii) anticipated rental income from our sublease to Axcellerate. While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron, together with our anticipated rental income from our sublease to Axcellerate and our cash on hand, will be sufficient to fund our operations, at least, through June 30, 2015. However, there can be no assurance that we will receive amounts of royalty revenues or rental income as anticipated.

Cash was $14.9 million as of March 31, 2014, as compared to $6.5 million as of December 31, 2013. The increase was primarily attributable to net cash provided by operating activities.

In the first quarter of 2014, our net income provided substantially all of the $8.3 million of our net cash increase since December 31, 2013.

Net cash provided by investing activities was $146,000 from sales of fixed assets as compared with $41.8 million for the first quarter of 2013, as we sold marketable debt securities with a view toward shortening the duration of our portfolio.

Net cash used in financing activities was $7,000 for the first quarter of 2014 versus $120,000 used in the first quarter of 2014 with both primarily attributable to withholding taxes related to stock-based compensation...

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2014, we were not involved in any SPE transactions.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases. There have been no material changes since December 31, 2013 with respect to our contractual obligations.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of March 31, 2014 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Contingent payments due under the asset purchase agreement related to the sale of our former specialty pharmaceutical business will be recognized as income if and when the milestone has been achieved and collection is assured. Such payments are non-refundable, and no further effort is required on the part of the Company or the other party to complete the earning process. Non-refundable payments received upon entering into license and other collaborative agreements where we have continuing involvement are recorded as deferred revenue and recognized ratably over the estimated service period.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2014, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	Our Board of Directors may decide in the future to pursue a dissolution and liquidation of the Company.

•	We derive most of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

•	We may not be able to sustain profitability and we may incur losses over the next several years.

•	If we do not continue to realize the expected benefits from the reduction in our workforce that was completed in 2013 and from future cost savings initiatives that we may implement, the value of the Company and our assets and the market price of our common stock could materially decline.

•	As a result of the reduction in our workforce that was completed in 2013, we have reallocated certain employment responsibilities and outsourced certain corporate functions, which make us more dependent on third-parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license and other collaboration agreements that contain complex commercial terms that could result in disputes, litigation or indemnification liability that could cause the value of the Company and our assets and the market price of our common stock to decline.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease over time, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	A small number of stockholders own a large percentage of our common stock and can influence the outcome of matters submitted to our stockholders for approval.

•	If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

•	We received a Notice of Proposed Adjustment from the Internal Revenue Service. We disagree with such proposed adjustment and we are currently in the process of providing more facts and documentation to support our position and we will appeal this adjustment, if necessary. However, if the IRS position is upheld, the result could have a materially adverse effect on our financial position.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013, as updated in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently have no financial instruments. Historically, our financial instruments were principally comprised of money market funds and marketable debt securities classified as available-for-sale. We did not invest in commodities or use financial derivatives for trading purposes. We sought reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consisted principally of exposure to changes in interest rates. Our holdings also were exposed to the risks of changes in the credit quality of issuers. All issuers were rated A1 or better at the time of purchase. We typically invested the majority of our investments in the shorter-end of the maturity spectrum. Cash equivalents were primarily held in a number of triple-A rated institutional money market funds as well as corporate and municipal entities’ debt securities.

We currently have no outstanding debt.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

We may not realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a valuation allowance against our deferred income tax assets. The valuation allowance may fluctuate as conditions change. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOL carryforwards. We have not experienced an ownership change as defined by Section 382. To preserve our ability to utilize NOLs in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities. There can be no assurance that we will not undergo an ownership change within the meaning of Section 382.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through March 31, 2014 amounts to 16,174,568 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased in 2013 or during the three months ended March 31, 2014.

During the first quarter of 2014, we did not repurchase any shares of our Common Stock.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

* Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 9, 2014	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer,
Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

Dated: May 9, 2014	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

* Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

