Form 10-Q
period 2014-09-30
ENZON PHARMACEUTICALS INC
filed 2014-11-06
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Shares of Common Stock outstanding as of October 31, 2014: 44,142,340

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash	$28,993	$6,520
Other current assets	329	511
Assets held for sale	-	90
Total assets	$29,322	$7,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$151	$93
Accrued expenses and other current liabilities	529	1,215
Total current liabilities	680	1,308

Accrued rent liability	422	558

Total liabilities	1,102	1,866

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,142,340 shares at September 30, 2014 and 44,085,870 shares at December 31, 2013	441	441
Additional paid-in capital	134,482	134,512
Accumulated deficit	(106,703)	(129,698)
Total stockholders’ equity	28,220	5,255
Total liabilities and stockholders’ equity	$29,322	$7,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Royalties	$8,133	$8,828	$24,811	$26,436
Miscellaneous income	31	-	94	631
Total revenues	8,164	8,828	24,905	27,067

Operating expenses:
Research and development – pipeline	-	653	-	2,525
General and administrative	571	2,259	1,915	7,606
Restructuring charges	-	794	-	3,764
Total operating expenses	571	3,706	1,915	13,895

Operating income	7,593	5,122	22,990	13,172

Other income (expense):
Investment income, net	-	4	-	534
Interest expense	-	-	-	(2,124)
Other, net	-	195	61	1,061
Total other income (expense)	-	199	61	(529)

Income before income tax expense	7,593	5,321	23,051	12,643
Income tax expense (benefit)	1	(241)	56	(28)
Net income	$7,592	$5,562	$22,995	$12,671

Other comprehensive income (loss):
Available-for-sale marketable securities:
Unrealized holding gains arising during period	-	4	-	238
Reclassification adjustment for realized gains on sales included in net income	-	-	-	(320)
Total other comprehensive loss	-	4	-	(82)
Comprehensive income	$7,592	$5,566	$22,995	$12,589

Earnings per common share
Basic	$0.17	$0.13	$0.52	$0.29
Diluted	$0.17	$0.13	$0.52	$0.26

Weighted-average shares – basic	44,131	43,921	44,109	43,782
Weighted-average shares – diluted	44,239	44,137	44,254	53,468

Special cash dividend paid per common share	$-	$-	$-	$1.60

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$22,995	$12,671
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	218
Amortization and write-off of debt issuance costs	-	193
Stock-based compensation and employee purchase plan discount	-	(54)
Loss on sales of marketable securities	-	(320)
Amortization of purchase premium on marketable securities	-	735
Gain on sale of assets	(61)	(1,060)
Changes in operating assets and liabilities	(583)	(2,276)
Net cash provided by operating activities	22,351	10,107

Cash flows from investing activities:
Proceeds from sale of assets	152	1,451
Proceeds from sales and maturities of marketable securities	-	118,894
Net cash provided by investing activities	152	120,345

Cash flows from financing activities:

Common stock dividend	-	(69,970)
Retirement of notes payable	-	(115,849)
Proceeds from issuance of common stock	-	12
Withholding taxes – stock based compensation	(30)	(269)
Withdrawals/proceeds from employee stock purchase plan	-	(33)
Net cash used in financing activities	(30)	(186,109)

Net increase (decrease) in cash and cash equivalents	22,473	(55,657)

Cash and cash equivalents at beginning of period	6,520	77,348

Cash and cash equivalents at end of period	$28,993	$21,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Description of Business

 Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed drug products, namely, PegIntron ® , Sylatron ® , Macugen ® , CIMZIA ® , Oncaspar and Adagen. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company operates in one business segment. Royalty revenues from sales of PegIntron accounted for approximately 77% and 91% of our total royalty revenues for the three months ended September 30, 2014 and 2013, respectively, and approximately 79% and 89% of the Company’s total royalty revenues in the nine months ended September 30, 2014 and 2013, respectively. Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of our total royalty revenues in 2013, 2012 and 2011.

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

On July 16, 2014, Belrose provided written notice to Hisun asserting multiple breaches by Hisun of the Collaboration Agreement including failure to pay $450,000 of milestone payments. Belrose provided Hisun up to 60 days to cure the breaches. On September 16, Belrose notified Hisun and Enzon that it was terminating the Collaboration Agreement and demanded the return of material related to PEG-SN38 and a royalty-free right to any Hisun patents related to PEG-SN38. Hisun responded on September 16 that they rejected Belrose’s assertion that Hisun had committed multiple breaches and requested that Belrose continue its performance of technology transfer under the Collaboration Agreement. Enzon has received no further update on the status of this matter.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) . The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU provides for one of two methods of transition: retrospective application to each prior period presented; or, recognition of the cumulative effect of retrospective application of the new standard in the period of initial application. This ASU is effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. Management currently believes the adoption this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in this ASU require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 and can be either applied prospectively or retrospectively. Earlier adoption is permitted. Management currently believes the adoption this ASU will not have a material impact on the Company’s operating results, financial position or cash flows.

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2014 and December 31, 2013 due to their short-term nature.

The Company held no marketable securities at September 30, 2014 and December 31, 2013. For the three months and nine months ended September 30, 2014, the Company realized no gains or losses from the sale of marketable securities For the three months and nine months ended September 30, 2013, the Company realized gains from the sale of marketable securities of $39,000 and approximately $0.3 million, respectively, including a realized gain of $0.3 million, related to the sale of an auction rate security of a bankrupt issuer.

(5)	Stockholders’ Equity

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $200.0 million of the Company’s outstanding common stock. The Company suspended repurchases under the share repurchase program in December 2012 and has not made any repurchases under the share repurchase program since such suspension.

(6)	Earnings Per Common Share

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income Per Common Share – Basic:
Net income	$7,592	$5,562	$22,995	$12,671

Weighted-average common shares outstanding	44,131	43,921	44,109	43,782

Basic income per share	$0.17	$0.13	$0.52	$0.29

Income Per Common Share – Diluted:
Net income	$7,592	$5,562	$22,995	$12,671
Add-back of interest expense on outstanding convertible notes payable, net of tax	$-	-	$-	1,142
Adjusted net income	$7,592	$5,562	$22,995	$13,813

Weighted-average common shares outstanding	44,131	43,921	44,109	43,782
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	108	216	145	172
Weighted-average incremental shares assuming conversion of outstanding notes payable	-	-	-	9,514	(1)
Weighted-average common shares outstanding and common share equivalents	44,239	44,137	44,254	53,468

Diluted income per share	$0.17	$0.13	$0.52	$0.26

(1)	Dilutive convertible notes payable, which were retired on June 1, 2013, were included in the denominator of diluted EPS for the period that they were outstanding.

Shares issuable which could potentially dilute basic EPS in the future include approximately 104,000 shares for vesting of nonvested shares.

(7)	Restructurings

In December 2012, the Company announced a plan to reduce its workforce by approximately 15-20 employees. In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. During the first nine months of 2014, the Company incurred no restructuring charges and had cash expenditures of approximately $479,000 paid for one-time employee termination benefits and associated costs.

During the first quarter of 2013, the Company incurred restructuring charges of $ 2.5 million, of which $ 1.6 million resulted in cash expenditures paid during the first quarter.

During the second quarter of 2013, the Company incurred restructuring charges of $ 596,000, of which $ 501,000 resulted in cash expenditures paid during the second quarter and $ 95,000 remained to be paid for one-time employee termination benefits and associated costs. The Company also reversed previously recognized expense of $ 132,000 due to changes in estimates of employee separation costs.

During the third quarter of 2013, the Company incurred restructuring charges of $ 794,000, primarily related to the sublease of 30,000 square feet of space in its headquarters, representing the present value of future lease obligations in excess of future sublease income.   The Company has classified $ 503,000 of the charge as current and $ 291,000 as non-current.

Restructuring costs are charged to earnings and accrued as a liability at the time they are considered probable and reasonably estimable. Restructuring costs include employee separation benefits and lease termination costs for facilities that have been vacated.

The Company had approximately $ 425,000 of accrued restructuring liabilities, primarily related to subleasing costs, including demising costs, at September 30, 2014.

(8)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended September 30, 2014, the Company incurred no stock-based compensation expense. During the quarter ended September 30, 2013, the Company recognized stock-based compensation expense of $ 0.3 million. Shares were withheld to pay approximately $0.1 million of taxes on behalf of employees because restricted stock units (RSUs) vested during the 2013 third quarter, which had a minimal effect on additional paid-in capital. During the quarter ended September 30, 2013, the Company reversed stock-based compensation expense of $0.2 million related to unvested shares of terminated employees and changes in the status of certain employees.

There were no options granted during the nine months ended September 30, 2014 and no nonvested shares were granted during the nine months ended September 30, 2014. The Company uses historical data to estimate forfeiture rates.

As of September 30, 2014, there was no unrecognized compensation cost related to unvested stock options that the Company expects to recognize and no unrecognized compensation cost related to nonvested shares.

 During the nine months ended September 30, 2014, the Company recognized no stock-based compensation expense. During the nine months ended September 30, 2013, the Company reversed stock-based compensation expense of $ 50,000. Shares were withheld to pay $ 0.3 million of taxes on behalf of employees, resulting in a net incremental debit to additional paid-in capital of $ 0.3 million.

During the nine months ended September 30, 2013, the Company granted 156,000 stock options, all of which were granted during the first quarter. The aggregate fair value of stock options granted during the nine months ended September 30, 2013 was $ 0.2 million. There were no nonvested shares granted during the nine months ended September 30, 2014 and 2013. The Company uses historical data to estimate forfeiture rates.

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

Activity related to stock options and nonvested shares during the nine months ended September 30, 2014 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2014	2,125	166
Granted	-	-
Exercised and vested	-	(89)
Expired and forfeited	(321)	-
Outstanding at September 30, 2014	1,804	77

Options vested and expected to vest at September 30, 2014	1,804

Options exercisable at September 30, 2014	1,737

(9) Income Taxes

During the three months ended September 30, 2014, the Company recorded approximately $1,000 in income tax expense. During the three months ended September 30, 2013, the Company reversed $ 186,000 of income tax expense for U.S. federal income tax provision related to alternative minimum taxes, and reversed $ 55,000 of income tax expense related to foreign jurisdictions due to a provision for bad debts related to Hisun.

During the nine months ended September 30, 2014 and 2013, the Company recorded income tax expense of $55,500 and an income tax benefit of $ 28,000, respectively.

As of September 30, 2014, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

(10) Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

On November 13, 2013, the Company and Axcellerate entered into an amendment and restatement of the previously announced Agreement of Sublease, dated as of September 26, 2013, between the Company and Axcellerate (the “Amended and Restated Sublease Agreement”) to incorporate certain amendments requested by the Company’s landlord, BDG Kingsbridge L.L.C., predecessor-in-interest to Kingsbridge 2005, LLC (the “Prime Landlord”), as a condition to providing its consent to the sublease contemplated by the Amended and Restated Sublease Agreement (the “Sublease”). On November 14, 2013, the Company received the Prime Landlord’s consent to the Sublease. Accordingly, the term of the Sublease commenced on November 14, 2013 and will expire on July 30, 2021 , which is one day prior to the expiration of the lease under which the Company currently leases its premises from the Prime Landlord. Pursuant to the Amended and Restated Sublease Agreement, the Company sublet to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The Company’s premises located at 20 Kingsbridge Road, Piscataway, New Jersey are currently leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended by that certain First Amendment to Lease dated as of November 13, 2001 (the “Prime Lease”), with the Prime Landlord. The rights of Axcellerate under the Sublease will be subject to the terms of the Prime Lease. The monthly fixed rent payable by Axcellerate under the Sublease will be as follows and is recognized on a straight-line basis: (i) in year one, $ 10,417, (ii) in year two, $ 15,625 , (iii) in year three, $ 20,833 , (iv) in year four, $ 26,042 and (v) in each of years five through eight, $ 35,000 . The Sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

  The Company has been under an Internal Revenue Service (“IRS”) audit, and although not finalized, on April 23, 2014 received a Notice of Proposed Adjustment from the IRS relating to the disallowance of the write-off of goodwill and other intangible assets in connection with a business that the Company sold in 2010. While the Company disagrees with the proposed adjustment and believes that its position will, substantially, prevail, the Company is currently in discussion with the IRS. If, after providing more facts and information to the IRS, they disagree with the Company’s position, the Company is planning on appealing any material proposed adjustment. If the IRS position is upheld, the result could have a materially adverse effect on the Company’s financial position.

(11) Rights Plan

On April 30, 2014 the Company’s Board adopted a stockholder rights plan (the “Rights Plan”).

In connection with the adoption of the Rights Plan, on April 30, 2014, the Company’s Board declared a non-taxable dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock to the Company’s stockholders of record as of the close of business on May 14, 2014. After the Rights Plan takes effect, any person or group that acquires beneficial ownership of 4.99% or more of the Company’s common stock without approval from the Board would be subject to significant dilution in the ownership interest of that person or group. Stockholders who currently own 4.99% or more of the outstanding shares of the Company’s common stock will not trigger the preferred share purchase rights unless they acquire shares representing a percentage of common stock that exceeds by 0.5% or more of the lowest percentage of common stock that such stockholder had at any time since April 30, 2014. In addition, in its discretion, the Board may exempt certain persons from acquisition of securities and may also exempt certain transactions.

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

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of six marketed drug products, namely, PegIntron ® , Sylatron ® , Macugen ® , CIMZIA ® , Oncaspar and Adagen. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations.  Royalty revenues from sales of PegIntron accounted for approximately 77% and 91% of our total royalty revenues for the three months ended September 30, 2014 and 2013, respectively, and approximately 79% and 89% of the Company’s total royalty revenues for the nine months ended September 30, 2014 and 2013, respectively. Royalty revenues from sales of PegIntron accounted for approximately 87%, 93% and 94% of our total royalty revenues in 2013, 2012 and 2011.

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

On July 16, 2014, Belrose provided written notice to Hisun asserting multiple breaches by Hisun of the Collaboration Agreement including failure to pay $450,000 of milestone payments.  Belrose provided Hisun up to 60 days to cure the breaches.  On September 16, Belrose notified Hisun and Enzon that it was terminating the Collaboration Agreement and demanded the return of material related to PEG-SN38 and a royalty-free right to any Hisun patents related to PEG-SN38.  Hisun responded on September 16 that they rejected Belrose’s assertion that Hisun had committed multiple breaches and requested that Belrose continue its performance of technology transfer under the Collaboration Agreement.

We wound down our remaining research and development activities during 2013. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Royalty revenue	$8.1	(8)	$8.8	$24.8	(6)	$26.4

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for approximately 77% and 91% of our total royalty revenues for the three months ended September 30, 2014 and 2013, respectively, and approximately 79% and 89% of our total royalty revenues for the nine months ended September 30, 2014 and 2013, respectively. Royalty revenues from Merck have been declining and this trend is expected to continue. Merck has announced that its sales of PegIntron in the first half of 2014 decreased 19% to $216 million from $268 million in the first half of 2013.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
PEGINTRON royalties from:	2014	2013	Change	Change	2014	2013	Change	Change
US sales	$1.05	$0.90	$0.15	17%	$2.41	$2.87	$(0.46)	-16%
Foreign sales - Europe	1.43	2.74	(1.31)	-48%	5.35	7.20	(1.85)	-26%
Foreign sales - Japan	1.51	1.22	0.29	24%	3.31	4.73	(1.42)	-30%
Foreign sales - Other	2.31	2.98	(0.67)	-22%	8.61	8.63	0.02	0%
Total	$6.30	$7.84	$(1.54)	-20%	$19.68	$23.43	$(3.75)	-16%

Miscellaneous Income

Miscellaneous income was $93,750 and $31,250 for the nine months and three months ended September 30, 2014, respectively, and related, primarily, to sublease income.

Miscellaneous income was $631,000 and $0 for the nine months and three months ended September 30, 2013, respectively. In the first quarter of 2013, we recorded a milestone event related to the licensing of PEG-SN38 as part of the Collaboration Agreement with Hisun.  In addition, miscellaneous income consists of rental receipts from the sublease of unused manufacturing and excess office space for which we no longer have lease commitments. The underlying lease expense is reflected in general and administrative expenses.

Operating Expenses:

Research and Development

During the first nine months of 2014 we incurred no research and development expenses, a decrease of $2.5 million from the nine months of the prior year and a decrease of $0.7 million from the third quarter of 2013, as a result of our withdrawal from research and development activities.

General and Administrative (in millions of dollars):

	Three Months Ended September 30,			Nine months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
General and administrative	$0.6	(74)	$2.3	$2.0	(74)	$7.6

General and administrative expenses declined by $1.7 million, or 74%, to $0.6 million for the third quarter of 2014 from $2.3 million for the third quarter of 2013. Salaries and benefits expenses declined by $0.7 million as a result of the restructuring implemented in the first quarter of 2013. The remainder of the decrease in general and administrative expenses was attributable to reduced costs for insurance and depreciation.

General and administrative expenses declined by $5.6 million, or 74%, to $2.0 million for the first nine months of 2014 from $7.6 million for the first nine months of 2013. Salaries and benefits expenses declined by $1.6 million as a result of the restructuring implemented in the first half of 2013. Additionally, during the first half of 2014, in connection with an agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") and Belrose Pharma, Inc. (“Belrose”), pursuant to which the parties confirmed the novation of the Company’s Collaboration Agreement with Hisun to Belrose (the “Novation Agreement”), we received $0.6 million that was a receivable previously written off from Hisun. Of this amount, $0.3 million was paid to Belrose. The recording of both this receipt and the related payment resulted in a net decrease to general and administrative expense of $0.3 million. There was no comparable amount in the corresponding period in the prior year. The remainder of the decrease in general and administrative expenses was primarily attributable to reduced costs for stock-based compensation, legal expense and accounting fees. These decreases were the result of specific cost-cutting and cost-containment efforts by management and the ability to lower overhead by outsourcing all critical administrative functions.

Restructurings

In March 2013, in an effort to continue to cut ongoing operating expenses, the Company committed to a plan to reduce its workforce from 19 employees to 12 employees. During the first quarter of 2013, we incurred restructuring charges of $2.5 million, of which $1.6 million resulted in cash expenditures paid and expensed during the quarter. The remaining $0.9 million was substantially paid during the second quarter of 2013. During the third quarter of 2013, the Company incurred restructuring charges of $0.8 million, primarily related to the sublease of a portion of its headquarters. There were no similar costs in the comparable 2014 quarters as we have outsourced substantially all of our executive and administrative functions and, since January 1, 2014, we have only one employee.

Other Income (Expense) (in millions of dollars):

	Three Months Ended September 30,			Nine months Ended September 30,
	2014	% Change	2013	2014	% Change	2013
Other income (expense):
Investment income, net	$-	-	$-	$-	(100)	$0.5
Interest expense	-	-	-	-	(100)	(2.1)
Other, net	-	(100)	0.2	0.1	(91)	1.1
	$-	(100)	$0.2	$0.1	120	$(0.5)

 There was no net investment income during the nine and three-month periods ended September 30, 2014, inasmuch as we had no marketable securities during that period. We had no net investment income for the third quarter of 2013. For the nine months ended September 30, 2013, net investment income was $0.5 million. Substantially all short-term marketable securities matured or were sold to provide liquidity for the special dividend payment and retirement of the notes payable during the second quarter of 2013.

We incurred no interest expense during the three and nine-month periods ended September 30, 2014, because in June 2013, we retired the remaining outstanding principal balance of our 4% convertible notes at par. Interest expense related to this debt was $0 for the third quarter of 2013, as compared to $2.1 million for the first nine months of 2013.

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

Cash was $28.9 million as of September 30, 2014, as compared to $6.5 million as of December 31, 2013. The increase was almost totally attributable to our operating activities, which provided $22.4 million, of which $23.0 million was our net income for the nine-month period, as partially offset by other changes, primarily, changes in operating assets and liabilities.

In the first nine months of 2014, the net cash provided by investing activities was $152,000 from proceeds from the sale of assets as compared with proceeds from sales of assets and proceeds from sales of marketable securities of approximately $1.5 million and $118.9 million, respectively, in the comparable prior period.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2014, we were not involved in any SPE transactions.

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

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of September 30, 2014 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2014, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 14, 2014 (“2013 Form 10-K”), as may have been amended in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 filed on May 9, 2014 (“Q1 2014 Form 10-Q”) and in our Quarterly Report on Form 10-Q for the six months ended June 30, 2014 filed on August 8, 2014 (“Q2 2014 Form 10-Q”)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 6, 2014	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer,
Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

Dated: November 6, 2014	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

