Form 10-K
period 2014-12-31
ENZON PHARMACEUTICALS INC
filed 2015-03-05
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 0-12957

Enzon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Kingsbridge Road , Piscataway, New Jersey	08854
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 980-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	The NASDAQ Stock Market LLC

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

☐  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the Common Stock, $.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $45,195,458 as of June 30, 2014, based upon the closing sale price on The NASDAQ Stock Market of $1.04 per share reported for such date. Shares of Common Stock held by each executive officer and director of the registrant as of June 30, 2014 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,182,102 shares of Common Stock issued and outstanding as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2015 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2014, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2014 Annual Report on Form 10-K

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

Our website is located at www.enzon.com . Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling (732) 980-4500, through an e-mail request to investor@enzon.com , through the SEC’s website by clicking the SEC Filings link from the Investors and Media page on our website at www.enzon.com or directly from the SEC’s website at www.sec.gov . Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 79% and 87% of our total royalty revenues in 2014 and 2013, respectively.

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

In April 2013, we entered into an asset purchase agreement with Belrose Pharma, Inc. (“Belrose”) for the sale of all right, title and interest to our Customized PEGylation platform and related assets.   The assets included (i) intellectual property and know-how associated with the PEGylation platform, (ii) patents and know-how related to PEG SN-38, (iii) patents and know-how associated with certain of our internal clinical programs and (iv) certain related supplies and equipment.

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

In March 2014, we entered into a novation agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. and Belrose, pursuant to which the parties confirmed the novation of our Collaboration Agreement with Hisun to Belrose. As a consequence of entering into the Novation Agreement, we received a gross amount of $550,000 from Hisun, the amount of a receivable previously written off, and paid $249,565 to Belrose. The recording of these transactions resulted in a net reduction of general and administrative expense of $300,435 during the first quarter of 2014.

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

ROYALTIES

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangement related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. PegIntron has been the largest source of our royalty income. Royalty revenues from sales of PegIntron accounted for approximately 79% and 87% of our total royalty revenues in 2014 and 2013, respectively. In 2014, royalties from Oncaspar and Adagen expired.

DRUG PRODUCT	PRIMARY OR TARGET INDICATIONS	DRUG MARKETER	ROYALTY EXPIRATION
PegIntron (peginterferon alfa-2b) Sylatron (peginterferon alfa 2b)	Chronic hepatitis C Melanoma	Merck	U.S. - 2016 Europe - 2018 Japan – 2019 Rest of world – varies by country
Macugen (pegaptanib sodium injection)	Neovascular (wet) age-related macular degeneration	Valeant Pharmaceuticals Inc. (“Valeant”) and Pfizer Inc.	Expired in U.S. – 2014 Great Britain - 2014 Rest of world – 2018
CIMZIA (certolizumab pegol)	Crohn’s disease, rheumatoid arthritis	UCB Pharma	Expired in U.S. – 2014 Great Britain - 2014 Rest of world – 2018
Oncaspar (PEG-L-apsaraginase)	Acute lymphoblastic leukemia	Sigma Tau	Expired in 2014
Adagen (PEG-adenosine deaminase)	Severe combined immunedeficiency	Sigma Tau	Expired in 2014

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

Sales of PegIntron have been in decline since 2008. Products that compete with PegIntron have been and potentially will be introduced by other drug manufacturers. Hoffmann-La Roche’s PEGASYS, a competing PEGylated interferon alfa, has resulted in significant competitive pressure on PegIntron sales in the U.S. and all international markets. PEGASYS has taken market share away from PegIntron and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PegIntron in certain markets where it competes with PEGASYS and the royalties we receive on those sales have declined. On December 6, 2013, the U.S. Food and Drug Administration (FDA) approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. On October 10, 2014, the FDA approved Gilead’s Harvoni (ledipasvir/sofosbuvir), the first once-daily single tablet regimen for the treatment of geotype 1 chronic hepatitis C infection, eliminating the need for interferon and ribavirin. On November 18, 2014, the European Commission granted marketing authorization for Harvoni. On December 19, 2014, the FDA approved Abbvie’s all-oral treatment for hepatitis C, and on January 16, 2015, the European Commission granted marketing authorization for this treatment. We expect that the adoption of oral treatments for hepatitis C will have a negative impact on PegIntron revenues. The adoption of Sovaldi has had a negative impact on PegIntron revenues. Furthermore, there are several other novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C which either include or eliminate combination with pegylated interferon. It is possible that this research could lead to other competing products.

We have out-licensed our proprietary PEGylation and single-chain antibody, or SCA, technologies on our own and through agreements with Nektar Therapeutics, Inc. (“Nektar”) and Micromet AG (“Micromet”). Under our Cross-License and Option Agreement with Nektar, Nektar had the lead role in granting sublicenses for certain of our PEGylation patents and we receive royalties on sales of any approved product for which a sublicense has been granted. Effective in January 2007, Nektar’s right to grant additional sublicenses is limited to a certain class of PEGylation patents. Existing sublicenses granted by Nektar prior to January 2007 were unaffected by this change in Nektar’s rights. Currently, we are aware of five third-party products for which Nektar has granted sublicenses to our PEGylation technology, including Valeant/Pfizer’s Macugen, UCB’s CIMZIA, Affymax and Takeda’s OMONTYS, Hoffmann-La Roche’s PEGASYS and an undisclosed Pfizer product. Our U.S. rights to receive royalties under our agreement with Nektar relating to CIMZIA, Macugen and OMONTYS expired in 2014. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by-product basis for up to twelve years from the date of first sale of these drugs.

As part of the January 2010 sale of our former specialty pharmaceutical business, we are entitled to royalties of from 5 and 10 percent on net sales above certain baseline net sales of the four marketed drug products (Adagen ® , Oncaspar ® , Abelcet ® , and DepoCyt ® ) through 2014.

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

NEKTAR AGREEMENT

In January 2002, we entered into a Cross-License and Option Agreement with Nektar pursuant to which we and Nektar provided certain licenses to selected portions of each party’s PEGylation patent portfolio. Under this agreement, we granted Nektar the right to grant sub-licenses for a portion of our patents related to our PEGylation technology to third-parties. Effective in January 2007, Nektar’s right to grant additional sublicenses was limited to a certain class of our PEGylation technology. Existing sub-licenses granted by Nektar prior to January 2007 were not affected. We will receive a royalty or a share of Nektar’s profits for any products that utilize our patented PEGylation technology under a license granted by Nektar. The rights to receive royalties from Nektar agreements relating to CIMZIA, Macugen and OMONTYS expired in 2014 in the U.S. and Great Britain and will expire as late as 2018 in other countries. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by-product basis for up to twelve years from the date of first sale of these drugs.

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

BELROSE

In April 2013, pursuant to the terms of an asset purchase agreement, we sold to Belrose all right, title and interest to our Customized PEGylation platform and related assets.   The assets included (i) intellectual property and know-how associated with the PEGylation platform, (ii) patents and know-how related to PEG SN-38, (iii) patents and know-how associated with certain of the Company’s internal clinical programs and (iv) certain related supplies and equipment. In addition, the Company assigned to Belrose the Company’s existing license agreement with Hisun. The asset purchase agreement also entitles the Company to receive from Belrose additional potential payments, including a share of net revenues that may be received from Hisun related to PEG-SN38 rights in China as well as a share of other potential partnering revenues. The achievement of any of these potential payments is uncertain.

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

PegIntron

PegIntron, marketed by Merck, competes directly with Hoffmann-La Roche’s PEGASYS. Merck and Hoffmann-La Roche have been the major competitors in the global interferon alfa market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively, and the PEGylated interferon-based combination therapy is a highly competitive market. On December 6, 2013, the U.S. Food and Drug Administration (FDA) approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. On October 10, 2014, the FDA approved Gilead’s Harvoni (ledipasvir/sofosbuvir), the first once-daily single tablet regimen for the treatment of geotype 1 chronic hepatitis C infection, eliminating the need for interferon and ribavirin. On November 18, 2014, the European Commission granted marketing authorization for Harvoni. On December 19, 2014, the FDA approved Abbvie’s all-oral treatment for hepatitis C, and on January 16, 2015, the European Commission granted marketing authorization for this treatment. We expect that the adoption of oral treatments for hepatitis C will have a negative impact on PegIntron revenues. Furthermore, there are several other novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C, which either include or eliminate combination with pegylated interferon. It is possible that this research could lead to other competing products.

Sylatron

PegIntron was approved for melanoma in March 2011 under the brand name Sylatron®. Merck competes with marketed drugs sold by Bayer and by Bristol-Myers Squibb.

Macugen

Macugen, marketed by Valeant and Pfizer Inc., currently competes against several other therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD). Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Our rights to receive royalties on sales of Macugen expired in the U.S. and Great Britain in 2014.

CIMZIA

CIMZIA, which is marketed by UCB, currently competes against therapies for the treatment of moderate to severe rheumatoid arthritis and Crohn’s disease. CIMZIA is a biologic medicine that counteracts tumor necrosis factor (or TNF), which promotes inflammation of the joints in rheumatoid arthritis. Other TNF inhibitors approved for the treatment of rheumatoid arthritis include etanercept, infliximab, adalimumab, and golimumab. Infliximab and adalimumab are also used in the treatment of Crohn’s disease. Both diseases also have additional approved treatments that are not TNF inhibitors, as well as other treatments in various stages of preclinical or clinical testing. If approved, these treatments would also compete with CIMZIA. Our rights to receive royalties on sales of CIMZIA expired in the U.S. and Great Britain in 2014.

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

EMPLOYEES

As of December 31, 2014 and as of the date of this report, we had one employee. Our sole employee is not covered by a collective bargaining agreement. Our sole employee is covered by a confidentiality agreement.  We consider our relations with our sole employee to be good. Our executive officers provide services to us on a consulting basis.

There were no changes in management during 2014. Our Interim Principal Executive Officer and Principal Financial Officer provide their services as consultants.

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

In December 2012, we announced a review of the possible sale or disposition of one or more corporate assets or a sale of our company. In April 2013, our sale review process concluded and did not result in a definitive offer to acquire our company or all or substantially all of our company’s assets. Our Board of Directors could decide in the future that a dissolution and liquidation of the Company would be in the best interests of the Company and its stockholders. If our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) various claims and legal actions arising in the ordinary course of business and (ii) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of the Company. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, if a dissolution and liquidation were pursued, we cannot be certain of the amount and/or timing of any distributions to our stockholders. In addition, if a dissolution and liquidation were pursued, our common stock would cease to trade on the effective date of the filing of the certificate of dissolution and we would close our stock transfer books and discontinue recording transfers of our common stock at that time. Accordingly, if a dissolution and liquidation were pursued, the price and liquidity of our common stock may be adversely affected.

We derive most of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

We derive most of our royalty revenues from continued sales of PegIntron, which is marketed by Merck.   Royalty revenues from sales of PegIntron accounted for approximately 79% and 87% of our total royalty revenues in 2014 and 2013, respectively. Sales of PegIntron have been in decline since 2008. As a consequence, a continued decline in the sales of PegIntron could adversely affect our operating results and financial position. Merck reported that its worldwide sales of PegIntron declined 23% to $381 million in 2014 compared with 2013, driven by lower volumes in most regions as the availability of new therapeutic options has resulted in loss of market share or led to patient treatment delays in markets anticipating the availability of new therapeutic options. We cannot assure you that Merck will continue to generate sales of PegIntron at levels that would enable us to receive royalties in amounts that are comparable with the amounts of royalties that we have received in recent years. The amount and timing of resources dedicated by Merck to the marketing of PegIntron is not within our control. Our royalty revenues will be negatively affected if sales of PegIntron are limited for any reason, including if Merck cannot market PegIntron effectively as a result of competitive, manufacturing, regulatory or other issues.

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

On December 6, 2013, the FDA approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. On October 10, 2014, the FDA approved Gilead’s Harvoni (ledipasvir/sofosbuvir), the first once-daily single tablet regimen for the treatment of geotype 1 chronic hepatitis C infection, eliminating the need for interferon and ribavirin. On November 18, 2014, the European Commission granted marketing authorization for Harvoni. On December 19, 2014, the FDA approved Abbvie’s all-oral treatment for hepatitis C, and on January 16, 2015, the European Commission granted marketing authorization for this treatment. We expect that the adoption of oral treatments for hepatitis C will have a negative impact on PegIntron revenues. There are several novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C, which either include or eliminate combination with pegylated interferon-based therapies. It is possible that this research could lead to other competing products.

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

Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country.   Currently, expirations of our right to receive royalties on sales of PegIntron are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan.   Our rights to receive royalties under our agreement with Nektar relating to CIMZIA and Macugen expired in 2014 in the U.S. and Great Britain and will expire as late as 2018 in other countries outside the U.S. In addition, our rights to receive royalties on sales of Oncaspar and Adagen expired in 2014. We currently do not intend on acquiring new sources of royalty revenues.   As a result, following expirations of our rights to receive royalties on sales of PegIntron and sales of other drug products, we may not have sufficient revenues to continue operations.

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

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOL carryforwards. To preserve our ability to utilize NOLs in the future without a Section 382 limitation, we adopted a shareholder rights plan on May 1, 2014, which would be triggered upon certain transfers of our securities. There can be no assurance that we will not undergo an ownership change within the meaning of Section 382..

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

In April 2013, we announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. In June and December 2013, respectively, the Company paid special dividends of $1.60 and $0.45 per share. On December 5, 2014, our Board of Directors declared a special cash dividend of $0.10 per share, ,which was paid on January 28, 2015. The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, and therefore our Board of Directors could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and our ability to manage expenses, including costs relating to our ongoing operations. Our future revenues from existing royalties are expected to decrease over time (and eventually cease altogether) due to eventual expirations over time of our right to receive royalties under the terms of our existing licensing arrangements. Future revenues from existing royalties may also decline due to decreases in the sales of the drug products for which we have the right to receive royalties. There is no assurance that we will have sufficient royalty revenues to be able to pay dividends in the future. Any inability to pay dividends could cause the market price of our common stock to decline significantly

Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the market price of our common stock. As of December 31, 2014, we had 44,174,456 shares of common stock outstanding. As of that date, the following securities that may be exercised for, or are convertible into, shares of our common stock were outstanding:

•	Options. Stock options to purchase 0.5 million shares of our common stock at a weighted average exercise price of approximately $4.08 per share.
•	Restricted stock units. Approximately 45,000 shares of our common stock are issuable in respect of outstanding restricted stock units held by officers, employees and directors.

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

Further, we have in place a stockholder rights plan, commonly known as a “poison pill”, that our board of directors adopted in May 2014 in an effort to preserve the value of our net operating loss carryforwards. The provisions described above, our stockholder rights plan and provisions of Delaware corporate law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price. We also have agreements with our executive officers that provide for change of control severance benefits which provides for cash severance, restricted stock, restricted stock units and option award vesting acceleration and other benefits in the event our employees are terminated (or, in some cases, resign for specified reasons) following an acquisition or other change in control. These agreements could discourage a third party from acquiring us.

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

A small number of our stockholders own a large percentage of our common stock and can therefore influence the outcome of matters submitted to our stockholders for approval. Based on information known to us as of the date of this report, our four largest stockholders collectively control approximately 33.9% of our outstanding common stock. As a result, these stockholders collectively have the ability to influence the outcome of matters submitted to our stockholders for approval. These stockholders may support proposals and actions with which you may disagree. The concentration of ownership could also delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could cause the market price of our common stock to decline.

If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and our common stock could be delisted from NASDAQ due to several factors or a combination of such factors. While our common stock is currently listed on The NASDAQ Stock Market, there can be no assurance that we will be able to maintain such listing. To maintain the listing of our common stock on The NASDAQ Stock Market, we are required to meet certain listing requirements, including, among others, a requirement to maintain a minimum closing bid price of $1.00 per share. If our common stock trades below the $1.00 minimum closing bid price requirement for 30 consecutive business days or if we do not meet other listing requirements, we may be notified by NASDAQ of non-compliance. In July 2014, we received notice from NASDAQ that our common stock price failed to meet the minimum closing bid price requirement for 30 consecutive business day and that, as such, the Company faced the prospect of being delisted. In July 2014, however, the Company regained its compliance with the minimum closing bid price requirement. Our common stock has recently been fluctuating at or below $1.00 per share. In addition, the payment of future dividends, if any, to our stockholders, together with eventual expirations over time of our right to receive royalties under the terms of our existing licensing arrangements, would be expected to result in a reduction over time in the per-share trading price of our common stock. If the price per share of our common stock were to fall below NASDAQ listing standards, our common stock may be delisted. If we are notified by NASDAQ of non-compliance with the $1.00 minimum closing bid price requirement, we would regain compliance if our common stock trades above $1.00 per share for ten consecutive business days during the 180 days following notice of non-compliance. To increase the per share trading price of our common stock, we may decide to seek to implement a reverse stock split. However, there can be no assurance that we would pursue a reverse stock split or be able to obtain the approvals necessary to effect a reverse stock split. In addition, there can be no assurance that, following any reverse stock split, the per share trading price of our common stock would remain above $1.00 per share or that we would be able to continue to meet other listing requirements. If our common stock is delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell their shares of our common stock could be limited. In addition, our common stock could be subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact our market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock. Accordingly, a delisting of our common stock from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the loss of institutional investor interest.

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

The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2014 and December 31, 2013 as reported by The NASDAQ Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2014
First Quarter	$1.29	$0.78
Second Quarter	1.18	0.80
Third Quarter	1.83	1.02
Fourth Quarter	1.22	0.86

Year Ended December 31, 2013
First Quarter	$4.99	$3.79
Second Quarter (1)	3.95	1.60
Third Quarter	2.08	1.68
Fourth Quarter (2)	1.75	1.15

(1)          On June 4, 2013, we paid a special cash dividend of $1.60 per share of common stock.

(2)          On December 23, 2013, we paid a special cash dividend of $0.45 per share of common stock.

Holders

As of February 23, 2015, there were 1,047 holders of record of our common stock.

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

On December 5, 2014, our Board of Directors declared a special cash dividend of $0.10 per share of common stock. This special cash dividend was paid on January 28, 2015 to stockholders of record as of January 12, 2015.

Repurchase of Equity Securities

Common Stock

In December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2014 amounts to 16,174,578 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased in 2014.

Item 6.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this item.

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

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 79% and 87% of our total royalty revenues in 2014 and 2013, respectively.

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

In March 2014, we entered into a novation agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") and Belrose (the “Novation Agreement”), pursuant to which the parties confirmed the novation of our Collaboration Agreement with Hisun to Belrose. As a consequence of entering into the Novation Agreement, we received a gross amount of $550,000 from Hisun, the amount of a receivable previously written off, and paid $249,565 to Belrose. The recording of these transactions resulted in a net reduction of general and administrative expense of $300,435 during the first quarter of 2014.

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

Results of Operations (in millions of dollars):

	For the Year Ended December 31,
	2014	2013
Revenues:
Royalties	$31.0	$33.8
Miscellaneous income	.2	.7
Total revenues	31.2	34.5
Operating expenses:
Research and development - pipeline	-	2.7
General and administrative	2.4	8.8
Restructuring charges	-	4.8
Operating income	28.8	18.2
Other income (expense), net	.1	-
Income tax expense (benefit)	(.1)	-
Net income	$28.8	$18.2

Overview

The following table summarizes our royalties earned in 2014 and 2013:

Royalty Revenues (in millions of dollars):

	For the Year Ended December 31,
		%
	2014	Change	2013

Royalty revenue	$31.0	(8)	$33.8

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron accounted for approximately 79%, and 87% of our total royalty revenues in 2014 and 2013, respectively. The following table summarizes our PegIntron royalties earned in 2014 and 2013:

PegIntron royalties from (in millions of dollars):

	For the Year Ended December 31,
		%
	2014	Change	2013

U.S. sales	$3.0	(12)	$3.4

Foreign sales – Europe	6.5	(27)	8.9

Foreign sales – Japan	4.7	(19)	5.8

Foreign sales – Other	10.5	(6)	11.2

Total	$24.7		$29.3

Other royalty revenues and certain licensing revenues relate to the application of our technology to third-party products including those under a cross-license agreement with Nektar Therapeutics, Inc. (Nektar) under which we receive a share of the royalties and licensing income received by Nektar. There are currently three third-party products for which Nektar has granted sublicenses to our PEGylation technology and for which we are participating in royalty and licensing income revenues: UCB’s CIMZIA for the treatment of Crohn’s disease and rheumatoid arthritis in the European Union and Valeant and Pfizer’s Macugen for the treatment of neovascular (wet) age-related macular degeneration. The U. S. royalty rights to Macugen and CIMZIA expired in 2014. As part of the January 2010 sale of our former specialty pharmaceutical business, we were also entitled to royalties from the purchaser of such  business of 5 to 10 percent on incremental net sales above a 2009 baseline amount through 2014 from the four marketed drug products we sold to them, namely, Adagen ® , Oncaspar ® , Abelcet ® , and DepoCyt ® . The royalty rights to Adagen ® and Oncaspar ® expired in 2014.

Royalty revenues decreased approximately 8% in 2014 compared to 2013. This was driven by a 16% decrease in royalties on PegIntron, partially offset by an increase in royalties from Nektar and Sigma Tau. Merck reported that its worldwide sales of PegIntron declined 23% to $381 million in 2014 compared with 2013, driven by lower volumes in most regions as the availability of new therapeutic options has resulted in loss of market share or led to patient treatment delays in markets anticipating the availability of new therapeutic options.

Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. We derive most of our royalty revenues from sales of PegIntron, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Currently, our right to receive royalties from sales of PegIntron are scheduled to expire in 2016 in the U.S., 2018 in Europe and 2019 in Japan.

Other factors potentially affecting our royalty revenues include new or increased competition from products that may compete with the products for which we receive royalties, the effectiveness of marketing by our licensees, and new uses and geographies for PegIntron, CIMZIA and Macugen. Our rights to receive royalties on Oncaspar and Adagen terminated in 2014. Our rights to receive royalties on OMONTYS, CIMZIA and Macugen terminated in the U. S. and Great Britain in 2014. After the expiration of the patents and royalties, we are entitled to immunity fees on a country-by-country and product-by-product basis for up to twelve years from the date of first sale of these drugs.

Sale of In-Process Research and Development

When we sold our former specialty pharmaceutical business in January 2010, we had retained our research and development organization. We had been engaged in studies oriented towards the next-generation formulations of Oncaspar and Adagen, two products that were among those sold as part of our former specialty pharmaceutical business. No revenue was recognized in 2014 or 2013. During the first quarter of 2011, we earned and recognized a $5.0 million milestone payment related to divested in-process research and development. The selling price of the in-process research and development represented management’s best estimate of its standalone fair value based on the stage of development and future milestone payment consideration.

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

Miscellaneous Income

Miscellaneous income includes rental receipts totaling approximately $0.1 million and $0.1 million in 2014 and 2013, respectively, in connection with the sublease of unused manufacturing and excess office facilities for which we have ongoing lease commitments. The underlying rental expense is reflected in general and administrative expense. On September 26, 2013 and as restated and amended on November 13, 2013, we entered into an Agreement of Sublease with Axcellerate pursuant to which we sublet to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The underlying rental payments are reflected in miscellaneous income.

Miscellaneous revenue was $0.6 million for the year ended December 31, 2013, representing a milestone event as part of the agreement with Hisun.   Hisun had not paid this milestone payment and the Company had determined that there was substantial doubt as to whether it would be paid, resulting in the $0.6 million provision for bad debts in 2013.   In 2014, the milestone payment was received and the Company reversed the provision for bad debts.

Research and Development Expenses

The Company was previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. Substantially all of our research and development activities were halted in 2012, and we wound down our remaining research and development activities during 2013. Research and development costs incurred in 2013 aggregated approximately $2.7 million. There were no research and development costs incurred in 2014. We have no intention of resuming any clinical development activities.

General and Administrative Expenses (in millions of dollars):

	For the Year Ended December 31,
		%
	2014	Change	2013

General and administrative expenses	$2.4	(73)	$8.8

General and administrative expenses consist primarily of salaries and benefits for support functions; outside professional services for accounting, audit, tax, legal, and financing activities; depreciation; patent filing fees and facilities costs.

For the year ended December 31, 2014, general and administrative expenses were $2.4 million, down 73% from the prior year. The change in 2014 from 2013 was due to the reduction in force and lower contractor services, insurance, rent, stock compensation expense, depreciation, and auditing/accounting fees.

For the year ended December 31, 2013, general and administrative expenses were $8.8 million, down 39% from the prior year. The change in 2013 from 2012 was largely the result of a continued restructuring program. Other factors included a reduction in force and lower contractor services, insurance, rent, stock compensation expense, depreciation, and auditing/accounting fees.

Impairment of Property and Equipment

Since 2013, when we reclassified all of our property and equipment to assets held for sale, we have had no property and equipment. In 2014 we sold all of our remaining assets held for sale.

Restructuring

In December 2012, we made an announcement that contemplated a reduction in our workforce of approximately 15-20 employees and in March 2013, we announced a plan to further reduce our workforce from 19 employees to 12 employees. By December 31, 2013, we had one employee.

During 2014, we incurred no restructuring charges and had cash expenditures of approximately $555,000 paid for sublease payments and severance payments to two employees.

We incurred approximately $4,776 million in restructuring costs in 2013.

Other Income (Expense) (in millions of dollars):

	For the Year Ended December 31,
		%
	2014	Change	2013
Other income (expense):
Investment income, net	$-	(100)	$0.5
Interest expense	-	100	(2.1)
Other, net	.1	(94)	1.6
Total other income (expense)	$.1	100	$-)

Net other expense for each of the years ended December 31, 2014 and 2013 was $0.1 million and $0, respectively. The repurchase and conversion of a portion of our 4% convertible notes during the period affected the year-to-year comparisons in a number of ways (See Liquidity and Capital Resources below). Further discussion of each of the individual items follows.

Net investment income was $0.5 million for the year ended December 31, 2013. All short-term marketable securities matured or were sold to provide liquidity for the special dividend payments and retirement of the notes payable during 2013. Accordingly, there was no investment income or expense in 2014.

There was no interest expense in 2014, as we retired the remaining principal balance of our 4% convertible notes in June 2013. Interest expense was $2.1 million for the year ended December 31, 2013.

Other income in 2014 was $0.1 million, which was related primarily to rental income. Other income in 2013 was related, primarily, to sales of assets held for sale for $1.2 million and the sale of Peg Technology to Belrose.

Income Taxes

Income tax expense in 2014 was $56,000.

Income tax benefit of $28,000 in 2013 was recorded due to 2012 AMT tax payment which will be refunded.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand, (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron) and (iii) anticipated rental income from our sublease to Axcellerate. While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron, together with our anticipated rental income from our sublease to Axcellerate, will be sufficient to fund our operations, at least, through March 31, 2016. However, there can be no assurance that we will receive amounts of royalty revenues or rental income as anticipated.

Cash provided by operating activities represents net income, as adjusted for certain non-cash items including depreciation, amortization, impairment and stock based compensation expense and the effect of changes in operating assets and liabilities. Cash provided by operating activities during 2014 was $32.3 million, as compared to cash provided by operating activities of $14.0 million in 2013. The increase was due, primarily to the net profit of $28.8 million in 2014.

Cash provided by investing activities amounted to $0.2 million in 2014 as compared to cash provided by investing activities in 2013 of $121.1 million. We sold marketable securities in 2013 to generate cash necessary to pay the special dividends in June and December 2013, as well as to retire the $115.8 million outstanding principal balance of our convertible 4% notes payable.

Cash used in financing activities in 2014 amounted to $4.4 million compared with $206 million in 2013. This increase was primarily attributable to the accrual of approximately $4.4 million of dividends on our common stock that were declared in December 2014 and paid in January 2015. In the earlier year the most significant uses were of $89.8 million to pay the special cash dividends in June and December 2013 and the retirement of the entire $115.8 million outstanding principal balance of our convertible 4% notes payable.

The net effect of the foregoing was an increase of cash and cash equivalents of $28.1 million, from $6.5 million at December 31, 2013 to $34.6 million at December 31, 2014.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2014, we were not involved in any off-balance sheet special purpose entity transactions.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents our contractual cash obligations as of December 31, 2014 (in millions):

	Payments Due By Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 years

Operating lease obligations	$4.8	$.7	$1.4	$1.5	$1.2

Sublease lease revenues	$2.3	$.2	$.6	$.8	$.7

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

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of December 31, 2014 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Assets Held for Sale

Because we planned to sell all of our remaining property and equipment through a third-party liquidator, we reduced the carry value of such property and equipment to its estimated fair market value and classified it as Assets Held for Sale as of December 31, 2013. All such assets held for sale at December 31, 2013 were sold in 2014 and resulted in a net gain of approximately $61,000.

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2014, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.     Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-30 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2014 our internal control over financial reporting was effective based on those criteria.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

/s/ George W. Hebard III	/s/ Richard L. Feinstein
George W. Hebard III	Richard L. Feinstein
Interim Principal Executive Officer,	Vice President-Finance and
Interim Chief Operating Officer and Secretary	Principal Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

March 5, 2015	March 5, 2015

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 10 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 12 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 13 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2015 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2014, the information required by this Item 14 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than the end of such 120-day period to include the information required by this Item 14.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit			Reference
Number		Description	No.
2.	1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(11)
3.	1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.	2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(15)
3.	3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(20)
4.	1	Section 382 Rights Agreement, dated as of May 1, 2014, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(20)
10.	1	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(3)
10.	2	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(4)

10.	3	Agreement of Sublease, dated as of September 26, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	(16)
10.	4	Amended and Restated Agreement of Sublease, dated as of November 13, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	(19)
10.	5	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.	6	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(5)
10.	7	2011 Outside Director Compensation Plan**	(15)
10.	8	2013 Outside Director Compensation Plan**	(15)
10.	9	Amended and Restated 2013 Outside Director Compensation Plan**	(16)
10.	10	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(7)
10.	11	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(7)
10.	12	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(8)
10.	13	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(6)
10.	14	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(6)
10.	15	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(6)
10.	16	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(10)
10.	17	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(10)
10.	18	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(10)
10.	19	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(10)
10.	20	2011 Stock Option and Incentive Plan**	(12)
10.	21	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(12)
10.	22	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(12)
10.	23	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(12)
10.	24	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(12)
10.	25	2007 Employee Stock Purchase Plan	(9)
10.	26	General Severance Agreement dated as of February 12, 2013, by and between Timothy G. Daly and Enzon Pharmaceuticals, Inc.	(13)
10.	27	Severance Agreement and Release of Claims, dated February 28, 2013, by and between Aby Buchbinder and Enzon Pharmaceuticals, Inc.	(14)
10.	28	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(17)
10.	29	Separation Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and George W. Hebard III**	(19)
10.	30	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(19)
16.	1	Letter of KPMG LLP dated August 12, 2013	(18)
21.	1	Subsidiaries of Registrant	+
23.	1	Consent of EisnerAmper LLP	+
31.	1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.	2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.	1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
32.	2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101

The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.

			+
40

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

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed May 19, 2006

(3)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 filed May 12, 1995

(4)	Transition Report on Form 10-K for the six months ended December 31, 2005.

(5)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(6)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(7)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(8)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(9)	Registration Statement on Form S-8 (File No. 333-140282) filed January 29, 2007

(10)	Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009

(11)	Current Report on Form 8-K filed November 12, 2009

(12)	Registration Statement on Form S-8 (File No. 333-174099) filed May 10, 2011

(13)	Current Report on Form 8-K filed February 12, 2013

(14)	Current Report on Form 8-K filed February 28, 2013

(15)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013

(16)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(17)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 12, 2013

(18)	Current Report on Form 8-K filed August 12, 2013

(19)	Annual Report on Form 10-K for the year ended December 31, 2013 filed March 14, 2014

(20)	Current Report on Form 8-K filed May 1, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 5, 2015	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer,
Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

Dated: March 5, 2015	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance
Principal Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George W. Hebard III	Interim Principal Executive Officer,	March 5, 2015
George W. Hebard III	Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and	March 5, 2015
Richard L. Feinstein	Principal Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	March 5, 2015
Jonathan Christodoro

/s/ Odysseas Kostas	Director	March 5, 2015
Odysseas Kostas

/s/ Jennifer McNealey	Director	March 5, 2015
Jennifer McNealey

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enzon Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzon Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

 /s/ EisnerAmper LLP

Iselin, New Jersey

March 5, 2015

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$34,562	$6,520
Other current assets	478	511
Assets held for sale	-	90

Total assets	$35,040	$7,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$181	$93
Accrued expenses and other current liabilities	458	1,215
Accrued dividends payable	4,417	-
Total current liabilities	5,056	1,308
Accrued rent liability	381	558
Total liabilities	5,437	1,866

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2014 and December 31, 2013	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,174,456 shares at December 31, 2014 and 44,085,870 shares at December 31, 2013	441	441
Additional paid-in capital	130,065	134,512
Accumulated deficit	(100,903)	(129,698)
Total stockholders’ equity	29,603	5,255
Total liabilities and stockholders’ equity	$35,040	$7,121

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Revenues:
Royalties	$31,038	$33,846
Miscellaneous income	135	647
Total revenues	31,173	34,493

Operating expenses:
Research and development	-	2,715
General and administrative	2,383	8,843
Restructuring charges	-	4,776
Total operating expenses	2,383	16,334

Operating income	28,790	18,159

Other income (expense):
Investment income, net	-	534
Interest expense	-	(2,124)
Other, net, primarily gain on sale of assets in 2014	61	1,553

Income before income tax expense (benefit)	28,851	18,122

Income tax expense (benefit)	56	(28)

Net income	$28,795	$18,150

Income per common share
Basic	$0.65	$0.41
Diluted	0.65	$0.38
Weighted average number of shares
Basic	44,125	43,782
Diluted	44,245	51,045
Special cash dividend paid per common share	$-	$2.05

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Continued)
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013
Net income	$28,795	$18,150
Other comprehensive income:
Unrealized gain on securities that arose during the year*	-	237
Reclassification adjustments*:
Gain on sale of securities	-	(320)
Total other comprehensive (loss)	-	(83)
Total comprehensive income	$28,795	$18,067

* Information has not been tax-effected due to the establishment of a full allowance against any related net deferred tax asset.

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other
	Number of	Par	Paid-in	Comprehensive	Accumulated
	Shares	Value	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2012	43,674	$437	$224,796	$83	$(147,848)	$77,468
Net income	-	-	-	-	18,150	18,150
Other comprehensive loss				(83)		(83)
Stock-based compensation - withholding taxes	409	4	(488)	-	-	(484)
Issuance of stock for employee stock purchase plan	3	-	12	-	-	12
Common stock dividend	-	-	(89,808)	-	-	(89,808)
Balance, December 31, 2013	44,086	$441	$134,512	$-	$(129,698)	$5,255
Net income	-	-	-	-	28,795	28,795
Stock-based compensation - withholding taxes	89	-	(30)	-	-	(30)
Common stock dividend	-	-	(4,417)	-	-	-
Balance, December 31, 2014	44,175	$441	$130,065	$-	$(100,903)	$29,603

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$28,795	$18,150
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	-	232
Amortization and write-off of debt issuance costs	-	193
Impairment of property and equipment	-	-
Stock-based compensation and employee stock purchase plan discount	-	(205)
Gain on sale of marketable securities	-	(320)
Gain on sale of assets	(61)	(1,554)
Amortization of purchase premium on marketable securities	-	735
Changes in operating assets and liabilities:
Decrease in other current assets	33	1,334
Decrease in accounts payable	88	(683)
Decrease in accrued expenses and other current liabilities	(934)	(3,877)
Increase in accrued dividends payable	4,417	-
Net cash provided by operating activities	32,338	14,005

Cash flows from investing activities:
Proceeds from sale of fixed assets	151	2,234
Proceeds from sales and maturities of marketable securities	-	118,894

Net cash provided by investing activities	151	121,128

Cash flows from financing activities:
Common stock dividend	(4,417)	(89,808)
Retirement of notes payable	-	(115,849)
Proceeds from issuance of common stock	-	12
Withholding taxes – stock-based compensation	(30)	(283)
Redemptions from employee stock purchase plan, net	-	(33)
Net cash used in financing activities	(4,447)	(205,961)
Net increase (decrease) in cash and cash equivalents	28,042	(70,828)
Cash and cash equivalents at beginning of year	6,520	77,348
Cash and cash equivalents at end of year	$34,562	$6,520

The accompanying notes are an integral part of these consolidated financial statements.

  ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The Company had previously received royalty revenues from licensing arrangement related to sales of Oncaspar and Adagen until the Company’s rights to receive royalties on sales of these products expired in 2014. In addition, the Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 79% and 87% of the Company’s total royalty revenues in 2014 and 2013, respectively.

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

In September 2013, the Company entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate Pharma, LLC (“Axcellerate”), pursuant to which the Company subleases to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The term of the sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to us under the sublease is as follows: (i) in year one, $ 10,417, (ii) in year two, $ 15,625, (iii) in year three, $ 20,833, (iv) in year four, $ 26,042 and (v) in each of years five through eight, $ 35,000. The sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U. S. requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the carrying value of property and equipment, valuation of investments, legal and contractual contingencies, research and development expenses, stock-based compensation, and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Financial Instruments and Fair Value

The carrying values of cash, cash equivalents, marketable securities and other current assets, accounts payable and accrued expenses in the Company’s consolidated balance sheets approximated their fair values at December 31, 2014 and 2013 due to their short-term nature. As of December 31, 2014, the Company held no cash equivalents or marketable securities.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2014 and 2013, the Company held no cash equivalents.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Concentrations of Risk

At December 31, 2014 and 2013, the Company had invested none of its cash in financial instruments, nor does it anticipate holding such instruments in the future. In prior periods, holdings of financial instruments, were comprised, principally, of money market funds and debt securities.

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

Cash Flow Information

Cash payments for interest on the Company’s 4% convertible notes were approximately $2.3 million for the year ended December 31, 2013. There were approximately $55,500 and $186,000 (for which a refund request was submitted) of income tax payments made for the years ended December 31, 2014 and 2013, respectively.

(3)	Recently Adopted Accounting Pronouncements

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

At December 31, 2014 and 2013, the Company held no marketable securities.

For the year ended December 31, 2013, the Company realized a net gain from the sale of marketable securities of $0.3 million. The Company includes realized gains and losses, if any, in the accompanying Consolidated Statements of Income and Comprehensive Income, in Investment Income.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Accrued Expenses and Other

Accrued expenses and other current liabilities consist of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,	December 31,
	2014	2013
Compensation	$5	$85
Severance benefits	-	332
Professional and consulting fees	88	150
Legal	-	160
Rent	171	239
Other	194	249
	$458	$1,215

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 600,000 had previously been designated as Series B in connection with the Rights Plan, which expired on May 16, 2012.

Common Stock

As of December 31, 2014, the Company reserved 7,097,697 shares of its common stock for the non-qualified and incentive stock plans.

Share Repurchase Programs

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $ 200.0 million of the Company’s outstanding common stock. During the first quarter of 2012, the Company announced its plans to resume repurchasing its outstanding common stock under this program. No shares were repurchased during the years ended December 31, 2014 and 2013. Since the inception of this program, the cumulative number of shares repurchased and retired through December 31, 2014 amounted to 16,174,578 shares at a total cost of $153.4 million, or an average cost of approximately $ 9.48 per share. Since the third quarter of 2012, the Company has suspended repurchases under the share repurchase program and does not currently intend to resume repurchases under the share repurchase program.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)	Miscellaneous Income

Sublease income in 2014 and 2013, aggregated approximately $135,000 and $87,000, respectively, relating, primarily, to Axcellerate Pharma, LLC, the Company's subtenant at its Piscataway, New Jersey facility. (See Note 20, Leases.)

(10)	Cash Dividend

On December 5, 2014, the Company’s Board of Directors declared a special cash dividend of $.10 per share of common stock. This special cash dividend was paid on January 28, 2015 to stockholders of record as of January 12, 2015.

On April 23, 2013, the Company’s Board of Directors declared a special cash dividend of $ 1.60 per share of common stock. This special cash dividend was paid on June 4, 2013 to stockholders of record as of May 7, 2013.

On December 5, 2013, the Company’s Board of Directors declared a special cash dividend of $ 0.45 per share of common stock. This special cash dividend was paid on December 23, 2013 to stockholders of record as of December 16, 2013.

(11)	Income Per Common Share

Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted income per share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive. The denominator would include both the weighted average number of shares of common stock outstanding and common stock equivalents. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP) interest would not have been incurred if the notes were converted into common stock.

In a period in which a loss from continuing operations is reported, all computations of diluted per-share amounts for that period must be made exclusive of potential dilutive shares and the add-back of interest.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31, 2014 and 2013, stock options to purchase approximately 0 and 22,000 shares, respectively, of common stock were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

(12)	Restructurings

The Company incurred charges aggregating approximately $4.8 million in connection with its restructuring programs during the year ended December 31, 2013. No such charges were incurred in 2014.

Employee Separation Benefits

No employee separation costs were incurred in 2014, as all such costs were previously accrued. During 2013, the Company incurred separation costs of $4.0 million relating to terminating employees. During 2013, prior accruals for certain benefits provided to existing employees were adjusted downward by $32,000, based on accrual utilization.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the changes in the Company’s accrued restructuring liabilities for the year ended December 31, 2014 and 2013 (in thousands):

	2014	2013

Balance, beginning of year	$905	$777
Payments made	(555)	(4,648)
Adjustments	(82)	(167)
Restructuring accruals	-	4,943

Balance, end of year	$268	$905

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13)	Stock Options

Through the Compensation Committee of the Company’s Board of Directors, the Company administers the 2011 Stock Option and Incentive Plan, which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon and its subsidiaries. The 2011 Stock Option and Incentive Plan was adopted by the Board of Directors in March 2011 and approved by the stockholders in May 2011. Prior to this, the Company administered the 2001 Incentive Stock Plan, which was adopted by the Company’s Board of Directors in October 2001 and approved by the stockholders in December 2001. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2014, the 2011 plan authorized equity-based awards for 5 million common shares of which about 4.4 million shares remain available for grant. Option grants remain outstanding from previous awards under the 2001 Incentive Stock Plan and an earlier 1987 Non-Qualified Stock Option Plan; however, there will be no further grants made pursuant to those plans.

2013 Outside Director Compensation Plan

In January 2013, the Governance and Nominating Committee reviewed director compensation in view of changes in the size and direction of the Company and trends in director compensation at peer group companies. In January 2013, the Board of Directors adopted the 2013 Outside Director Compensation Plan, which remained in effect until the Amended and Restated 2013 Outside Director Compensation Plan (described below) became effective on July 1, 2013. Under the 2013 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options on the first trading day of the calendar year with a Black-Scholes value of $ 25,000 and an exercise price equal to the closing price of the Company’s Common Stock on the date of grant (the “2013 Plan Annual Option Grant”) and an annual grant of restricted stock units settled in shares of Common Stock on the first trading day after June 30 of each calendar year with a value of $ 50 ,000 (the “2013 Plan Annual Restricted Stock Grant”). These grants are made under the Company’s equity compensation plans. The 2013 Plan Annual Option Grant vests in one tranche on the first anniversary of the date of grant if the recipient director remains on the Company’s Board of Directors on that date. Once vested, options granted pursuant to the 2013 Plan Annual Option Grant expire on the 10th anniversary of the date of grant. The number of shares issued in the 2013 Plan Annual Restricted Stock Grant will be equal to $ 50,000 divided by the closing price of the Company’s Common Stock on the date of grant. The shares covered by the 2013 Plan Annual Restricted Stock Grant vest in three equal tranches on each of the first three anniversaries of the date of grant if the recipient director remains on the Company’s Board of Directors on each such date. Upon the election of a new non-employee director to the Board of Directors , such newly elected director will receive a grant of stock options with a Black-Scholes value of $ 25 ,000 (the exercise price of which will be equal to the closing price of our Common Stock on the date of grant) and a grant of restricted stock units settled in shares of Common Stock with a value of $ 50,000 (the number of shares covered by such grant being equal to $ 50,000 divided by the closing price of our Common Stock on the date of grant) (the “2013 Plan Welcome Grant”). The options and restricted stock units included in the 2013 Plan Welcome Grant vest in three equal tranches on each of the first three anniversaries of the date of grant, if the recipient director remains on the Board of Directors on each such date. For the Chairperson of the Board of Directors, if such Chairperson is not an employee of the Company, the value of the options and restricted stock units covered by the 2013 Plan Annual Option Grant, Annual Restricted Stock Grant and 2013 Plan Welcome Grant are twice the amounts mentioned above. For the Vice-Chairperson of the Board of Directors, if such Vice-Chairperson is not an employee of the Company, the value of the options and restricted stock units covered by the 2013 Plan Annual Option Grant, 2013 Plan Annual Restricted Stock Grant and 2013 Plan Welcome Grant are 1.75 times the amounts mentioned above. In addition, under the 2013 Outside Director Compensation Plan, each non-employee director receives an annual cash retainer of $ 30,000. Non-employee directors also receive an additional annual cash retainer of $ 18,000 for service as chair of the Finance and Audit Committee and $ 8,000 for service as chair of any other committee. Non-employee directors receive an additional annual cash retainer of $ 8,000 for service as members of the Audit and Finance Committee, an annual cash retainer of $ 4,000 for each other committee on which they serve but do not chair.

Amended and Restated 2013 Outside Director Compensation Plan

In June 2013, the Governance and Nominating Committee further reviewed director compensation in view of changes in the size and direction of our company. The Governance and Nominating Committee recommended further changes to eliminate equity grants and reduce cash compensation to non-employee directors. Based upon these recommendations, in June 2013, the Board adopted the Amended and Restated 2013 Outside Director Compensation Plan, which became effective on July 1, 2013. Under the Amended and Restated 2013 Outside Director Compensation Plan, each non-employee director (i) receives an annual cash retainer of $ 30,000, (ii) for service as chair of the Finance and Audit Committee receives an additional annual cash retainer of $ 10,000 and (iii) for service as a member of the Finance and Audit Committee receives an additional annual cash retainer of $ 5,000. These annual cash retainers are payable quarterly at the end of each quarter, beginning with the third quarter of the fiscal year ending December 31, 2013.

Directors who are employees of the Company do not receive compensation for their service on the Board.

  In March 2011, the Company’s Board of Directors adopted a new compensation plan for non-employee directors, effective April 1, 2011. Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of stock options (Annual Option Grant) on the first trading day of the calendar year with a Black-Scholes value of $ 25,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Annual Option Grant vests in one tranche on the first anniversary, provided that the recipient director remains on the Board, and expires on the tenth anniversary of the date of grant. In addition, upon the election of a new non-employee director to the Board, such newly elected director receives a Welcome Grant of stock options with a Black-Scholes value of $ 25,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Welcome Grant vests in three equal tranches on each of the first three anniversaries, provided that the recipient director remains on the Board, and expires on the tenth anniversary of the date of grant. Furthermore, for a non-employee Chairperson of the Board, the value of options covered by the Annual Option Grant and the Welcome Grant shall be twice the amounts mentioned above. For a non-employee Vice-Chairperson of the Board of Directors, the value of options covered by the Annual Option Grant and the Welcome Grant shall be one and a half times the amounts mentioned above. Options granted in accordance with the 2011 Outside Director Compensation Plan will be made under the 2011 Stock Option and Incentive Plan.

Prior to April 1, 2011, under the 2007 Outside Director Compensation Plan, each non-employee director received an annual grant of stock options (Annual Option Grant) on the first trading day of the calendar year with a Black-Scholes value of $ 75,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Annual Option Grant vested in one tranche on the first anniversary, provided that the recipient director remained on the Board, and expired on the tenth anniversary of the date of grant. In addition, upon the election of a new non-employee director, such newly elected director received a Welcome Grant of stock options with a Black-Scholes value of $ 75,000 and an exercise price equal to the closing price of the Company’s common stock on the date of grant. The Welcome Grant vested in three equal tranches on each of the first three anniversaries, provided that the recipient director remained on the Board of Directors and expired on the tenth anniversary of the date of grant. Furthermore, for a non-employee Chairperson of the Board of Directors, the value of options covered by the Annual Option Grant and Welcome Grant were twice the amounts mentioned above. Options granted in accordance with the 2007 Outside Director Compensation Plan were made under the 2001 Incentive Stock Plan.

On December 5, 2014, the Company’s Board of Directors declared a special cash dividend of $ .10 per share of common stock. This special cash dividend was paid on January 28, 2015 to stockholders of record as of January 12, 2015. In connection with this special cash dividend, the Compensation Committee of the Company’s Board of Directors approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

On April 23, 2013, the Company’s Board of Directors declared a special cash dividend of $ 1.60 per share of common stock. This special cash dividend was paid on June 4, 2013 to stockholders of record as of May 7, 2013. On December 5, 2013, the Company’s Board of Directors declared a special cash dividend of $ 0.45 per share of common stock. This special cash dividend was paid on December 23, 2013 to stockholders of record as of December 16, 2013. In connection with these two special cash dividends, the Compensation Committee of the Company’s Board of Directors approved equitable adjustments to the Company’s outstanding stock options and restricted stock units. The compensation cost recognized during 2013 relating to these modifications was approximately $4,000.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the activity in the Company’s outstanding Stock Option Plans, which include the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)

Outstanding at January 1, 2014	2,125	$6.90
Granted at exercise prices which equaled the fair value on the date of grant	-	$-
Exercised	-	$-

		$-
Expired and Forfeited	(1,606)	$7.64

Outstanding at December 31, 2014	519	$4.08	2.53	$-

Vested and expected to vest at December 31, 2014	519	$4.08	2.53	$-

Exercisable at December 31, 2014	470	$4.51	2.26	$-

As of December 31, 2014, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014 and 2013 was $ 0 and $ 1.24, respectively. The total intrinsic value of options exercised during each of the years ended December 31, 2014 and 2013 was $ 0.

In the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation of $ 0 and $ 0.1 million, respectively, related to stock options. The Company did not realize a net tax benefit related to stock-based compensation expense. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The breakdown of stock-based compensation expense related to stock options by major line caption in the statements of income is shown below (in thousands):

	Year Ended December 31,
	2014	2013
Research and development	$-	$5
General and administrative	-	75
	$-	$80

The Company received no cash from exercises of stock options in either of the years ended for the years ended December 31, 2014 and 2013.

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

Year Ended December 31,
2013
Expected volatility	34.3%
Expected term (in years)	4.0%
Risk-free interest rate	0.8%

(14)          Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

The 2011 Stock Option and Incentive Plan and, prior to that, the 2001 Incentive Stock Plan provide for the issuance of restricted stock awards and restricted stock units (collectively, nonvested shares) to employees, officers and directors. These awards are issued by the Company effective as of the grant date, in the case of restricted stock awards, or upon the vesting date, in the case of a restricted stock unit. The recipient pays no cash to receive the shares, other than the $ 0.01 par value per share in some cases. These awards have vesting periods of three to five years when based solely on service. Certain awards have performance goals, which, if met, result in accelerated vesting that could be shorter than three years. If the performance goals are not met, the awards continue to vest over time. All nonvested shares are valued at fair value. The market price of the Company’s stock at grant date is factored by an expected vesting period forfeiture rate based on stratified historical data related to the assumed vesting period. This amount is then amortized over the vesting period on a straight-line basis for those awards that vest based solely on service. For awards subject to performance-based accelerated vesting, the Company monitors progress against performance goals and accelerates the compensation expense as appropriate.

Under the 2011 Outside Director Compensation Plan, each non-employee director receives an annual grant of restricted stock units (Annual Restricted Stock Grant) settled in shares of common stock on the first trading day after June 30 of each calendar year with a value of $ 75,000. The Annual Restricted Stock Grant vests in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remains on the Board. In addition, upon the election of a new non-employee director to the Board, such newly elected director receives a Welcome Grant of restricted stock units settled in shares of common stock with a value of $ 100,000. The Welcome Grant vests in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remains on the Board. Furthermore, for a non-employee Chairperson of the Board, the value of restricted stock units covered by the Annual Restricted Stock Grant and the Welcome Grant shall be twice the amounts mentioned above. For a non-employee Vice-Chairperson of the Board, the value of options covered by the Annual Restricted Stock Grant and the Welcome Grant shall be one and a half times the amounts mentioned above. Restricted stock units granted in accordance with the 2011 Outside Director Compensation Plan will be made under the 2011 Stock Option and Incentive Plan.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Prior to April 1, 2011, under the 2007 Outside Director Compensation Plan, each non-employee director received an annual grant of restricted stock (Annual Restricted Stock Grant) settled in shares of common stock on the first trading day after June 30 of each calendar year with a value of $ 75,000. The Annual Restricted Stock Grant vested in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remained on the Board. In addition, upon the election of a new non-employee director, such newly elected director received a Welcome Grant of restricted stock with a value of $ 75,000. The Welcome Grant vested in three equal tranches on each of the first three anniversaries of the date of grant, provided that the recipient director remained on the Board. Furthermore, for a non-employee Chairperson of the Board, the value of restricted stock covered by the Annual Restricted Stock Grant and Welcome Grant were twice the amounts mentioned above. Restricted stock units granted in accordance with the 2007 Outside Director Compensation Plan were made under the 2001 Incentive Stock Plan.

In connection with the Company’s special cash dividends of $ 1.60 per share of common stock paid on June 4, 2013 and $ 0.45 per share of common stock paid on December 23, 2013 (See Note 11) the Company’s Board of Directors approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

A summary of nonvested shares as of December 31, 2014 and changes during the year ended December 31, 2014 is provided below (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Nonvested	Fair Value
	Shares	Per Share
Nonvested at January 1, 2014	166	$8.13
Granted	-	$-
Vested	(121)	$8.77
Forfeited	-	$-
Adjustment pursuant to special dividend	-	$-
Nonvested at December 31, 2014	45	$6.33

The total grant-date fair value of nonvested shares that vested during the year ended December 31, 2014 was $ .2 million.

As of December 31, 2014 there was no unrecognized compensation cost related to nonvested shares that the Company expects to be recognized.

In 2013, the Company reversed stock-based compensation costs based on revised estimates. Accordingly, for the years ended December 31, 2014 and 2013, the Company recorded stock-based compensation expense of $0.01 million and $(0.3) million, respectively, related to nonvested share awards, which is included in the Company’s net income for each respective period.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Shares were withheld to pay $ 0.03 million of taxes on behalf of the employees and resulted in a net incremental charge to additional paid in capital of $ 0.03 million in 2014. Shares were withheld to pay $ 0.3 million of taxes on behalf of the employees and resulted in a net incremental charge to additional paid in capital of $ 0.5 million in 2013. There has been no tax benefit realized to date related to tax deductions for nonvested shares.

The breakdown of stock-based compensation expense related to nonvested shares by major line caption in the statements of income is shown below (in thousands):

	Year Ended December 31,
	2014	2013

Research and development	$-	$210

General and administrative	-	(491)

	$-	$(281)

(15)	Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase common stock through payroll deductions which may not exceed 15 percent of the employee’s compensation, as defined, at a price equal to 85 percent of the fair market value of the shares at the beginning of the offering period (grant date) or at the end of the offering period (purchase date), whichever is lower. There are two six-month offering periods in each plan fiscal year, beginning April 1 and October 1. The ESPP is intended to qualify under section 423 of the Internal Revenue Code. Individual participant purchases within a given calendar year are limited to $ 25,000 ($ 21,250 based on the 15 -percent discount) and no more than 2,500 shares on any single purchase date. An additional one million shares were reserved for issuance under the plan. All benefit-eligible employees of the Company may participate in the ESPP other than those who own shares or hold options or nonvested shares representing a combined 5 percent or more of the voting power of the Company’s outstanding stock. The ESPP was terminated on April 1, 2013.

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

The initial assumptions used in the valuation for each offering period, April 1 and October 1, are reflected in the following table (no dividends were assumed):

	2014		2013
	October	April	October	April

Expected volatility	N/A	N/A	N/A	26.34%
Expected term (in years)	N/A	N/A	N/A	0.5
Risk-free interest rate	N/A	N/A	N/A	0.15%

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Increases in individual withholding rates within the offering period could have the effect of establishing a new measurement date for that individual’s future contributions. In 2013, in connection with the termination of the ESPP, the Company recorded income of approximately $ 4,000 as the reversal of previously accrued expense. There was no compensation expense recognized for the ESPP in 2014 and 2013. Amounts withheld from participants are classified as cash from financing activities in the cash flow statement and as a liability in the balance sheet until such time as shares are purchased. There were no stock purchases under the ESPP during the year ended December 31, 2014 and 2013.

There was no cash received from ESPP for the years ended December 31, 2014. In 2013, in connection with the termination of the ESPP, the Company refunded $ 14,000 .

The categorization of stock-based compensation expense by major line caption in the statement of operations is shown below (in thousands).

	Year Ended December 31,
	2014	2013
Research and development	$-	$(3)
General and administrative	-	(1)
	$-	$(4)

(16)	Income Taxes

The components of the income tax provision (benefit) are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013
Current:
Federal	$-	$(30)
State and foreign	56	2
Total current	56	(28)
Deferred: Federal and State	-	-

Income tax provision (benefit)	$56	$(28)

The following table represents reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate ( 35%) to income from continuing operations before taxes (in thousands):

	Year Ended December 31,
	2014	2013
Income tax expense computed at federal statutory rate	$10,097	$6,313
Nondeductible expenses	-	183
Add (deduct) effect of:
Tax on earnings of foreign subsidiary	56	-
State income taxes, net of federal tax	-	2

Increase (decrease) in beginning of period valuation allowance	(10,097)	(6,526)

Income tax provision (benefit)	$56	$(28)

No federal income tax expense was incurred in relation to normal operating results due to the utilization of deferred tax assets to offset taxes that would otherwise accrue to operating income.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014 and 2013, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforward	$45,221	$56,198
Research and development credits carryforward	19,911	25,379
Basis difference in fixed Assets	2,915	3,526
Capital loss carryforwards	3,647	3,663
Share-based compensation	2,518	2,518
Federal alternative minimum tax credits	1,530	1,530
Writedown of carrying value of investment	-	-
Accrued compensation	43	84
Other	1,109	1,537
Total gross deferred tax assets	76,894	94,435
Less valuation allowance	(76,894)	94,935
Net deferred tax assets	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2014, the Company had federal net operating loss carryforwards of approximately $117.4 million that expire in the years 2020 through 2031 and New Jersey state net operating loss carryforwards of approximately $45.7 million that expire in the years 2029 through 2031. Moreover, the Company has federal and New Jersey capital loss carryforwards of approximately $8.9 million that expire in 2016 through 2019. The Company also has federal research and development tax credit carryforwards of approximately $16.6 million for tax reporting purposes that expire in the years 2017 through 2031. In addition, the Company has $3.3 million of state research and development tax credit carryforwards that expire in the years 2015 through 2026. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014, management believes that it is more likely than not that the net deferred tax assets will not be realized, based on assumptions regarding future operations, consideration of tax strategies and the reversal of deferred tax liabilities. Inasmuch as the Company has had net income only in each of the last two years and future earnings are not reasonably assured, management of the Company believes that a valuation allowance remains appropriate at this time. The valuation allowance will be reviewed and evaluated on a quarterly and annual basis. As of December 31, 2014 and 2013, the Company had deferred tax assets of $ 76.9 million and $ 94.4 million, respectively. The Company has maintained a valuation allowance of $ 76.9 million and $ 94.4 million at December 31, 2014 and 2013, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. In January 2015, the Company concluded an examination by the U.S. Internal Revenue Service, in connection with the tax years 2010 through 2011. The result of such examination was the reduction of federal net operating loss carryforwards aggregating approximately $1.8 million. State income tax returns for the states of New Jersey and Indiana are generally subject to examination for a period of 3-4 years after filing of the respective returns. Income tax returns for Canada are generally subject to examination for a period of 3-5 years after filing of the respective return. For federal purposes, tax years 2011 through 2013 are open and for New Jersey purposes, tax years 2011 through 2013 are currently open for examination. No tax return in any jurisdiction is currently under audit.

(17)	Significant Agreements

Merck Agreement

As a result of a November 1990 agreement, the Company’s PEGylation technology was used to develop an improved version of the product INTRON A, PegIntron. Merck is responsible for marketing and manufacturing PegIntron on an exclusive worldwide basis and the Company receives royalties on worldwide sales of PegIntron for all indications. The Company has no involvement in the selling or marketing of PegIntron. Merck’s obligation to pay the Company royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the first commercial sale of PegIntron in such country. Currently, expirations are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PegIntron where such third party is not Hoffmann-La Roche. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party. During the quarter ended September 30, 2007, the Company sold a 25 -percent interest in future royalties payable to it by Merck on net sales of PegIntron occurring after June 30, 2007.

Sigma-Tau Group

The Company sold its former specialty pharmaceutical business to Klee Pharmaceuticals Inc. (now known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the Sigma-Tau Group) in January 2010. In addition to the initial sale of assets which has been reflected in the Company’s financial statements for the year ended December 31, 2010, the sale agreement provides for certain potential future payments due to Enzon of up to $ 27.0 million contingent upon the achievement of the following regulatory approval-related milestones:

⋅	$ 5.0 million due for accelerated European Medicines Agency (EMA, formerly known as EMEA) approval, in addition to the amount due for non-accelerated EMA approval, for SC Oncaspar;

⋅	$ 5.0 million due for FDA approval for SS Oncaspar;

⋅	$ 7.0 million due for FDA approval for SC Oncaspar; and

⋅	$ 10.0 million due for non-accelerated EMA approval for SC Oncaspar.

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

During the first quarter of 2011, the Company earned the $ 5.0 million due for FDA approval for SS Oncaspar. Approximately $ 0.5 million of royalty revenues were recognized in 2011 pursuant to this provision of the sale agreement. No additional revenue from this source was received, subsequently. There can be no assurance that the Company will receive any of the remaining $ 17.0 million of milestone payments or any future royalty revenues beyond those recognized to date. Our rights to receive royalties on sales of Oncaspar expired in 2014.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Santaris Pharma A/S License Agreement

In July 2006, the Company entered into a license agreement with Santaris Pharma A/S (Santaris) pursuant to which the Company obtained exclusive rights worldwide, other than in Europe, to develop and commercialize RNA antagonists directed against the HIF-1α and Survivin mRNA (which was returned to Santaris in late 2012), as well as RNA antagonists directed against six additional gene targets selected by the Company. Since inception of the agreement, initial acquisition of in-process research and development and milestone payments have been made totaling $ 34.0 million. This agreement provided that any one of the compounds licensed by us from Santaris could be returned to Santaris if the findings of our preclinical or clinical work do not support our continued investment. By September 2013, we returned all of the targets to Santaris.

Nektar Agreement

In January 2002, the Company entered into a PEGylation technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of its patents related to its PEGylation technology to third-parties. Nektar had the right to sub-license Enzon’s patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar’s profits for any products that utilize the Company’s patented PEGylation technology. The Company’s receipt of royalties related to Nektar licenses ended in 2014. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by- product basis for up to twelve years from the date of first sale of these drugs. Effective in January 2007, Nektar’s right to grant additional sublicenses was limited to a certain class of the Company’s PEGylation technology. Existing sublicenses granted by Nektar prior to January 2007 were unaffected.

In March 2014, the Company entered into a novation agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") and Belrose (the “Novation Agreement”), pursuant to which the parties confirmed the novation of our Collaboration Agreement with Hisun to Belrose. As a consequence of entering into the Novation Agreement, the Company received a gross amount of $550,000 from Hisun, the amount of a receivable previously written off, and paid $249,565 to Belrose. The recording of these transactions resulted in a net reduction of general and administrative expense of $300,435 during the first quarter of 2014.

On July 16, 2014, Belrose provided written notice to Hisun asserting multiple breaches by Hisun of the Collaboration Agreement including failure to pay $450,000 of milestone payments. Belrose provided Hisun up to 60 days to cure the breaches. On September 16, Belrose notified Hisun and the Company that it was terminating the Collaboration Agreement and demanded the return of material related to PEG-SN38 and a royalty-free right to any Hisun patents related to PEG-SN38. Hisun responded on September 16 that they rejected Belrose’s assertion that Hisun had committed multiple breaches and requested that Belrose continue its performance of technology transfer under the Collaboration Agreement.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18)	Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(19)	Leases

On November 13, 2013, the Company and Axcellerate Pharma, LLC (“Axcellerate”) entered into an amendment and restatement of the previously announced Agreement of Sublease, dated as of September 26, 2013, between the Company and Axcellerate (the “Amended and Restated Sublease Agreement”) to incorporate certain amendments requested by the Company’s landlord, BDG Kingsbridge L.L.C., predecessor-in-interest to Kingsbridge 2005, LLC (the “Prime Landlord”), as a condition to providing its consent to the sublease contemplated by the Amended and Restated Sublease Agreement (the “Sublease”). On November 14, 2013, the Company received the Prime Landlord’s consent to the Sublease. Accordingly, the term of the Sublease commenced on November 14, 2013 and will expire on July 30, 2021, which is one day prior to the expiration of the lease under which the Company currently leases its premises from the Prime Landlord. Pursuant to the Amended and Restated Sublease Agreement, the Company sublet to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas (the “Sublease”). The Company’s premises located at 20 Kingsbridge Road, Piscataway, New Jersey are currently leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended by that certain First Amendment to Lease dated as of November 13, 2001 (the “Prime Lease”), with the Prime Landlord. The rights of Axcellerate under the Sublease will be subject to the terms of the Prime Lease. The monthly fixed rent payable by Axcellerate under the Sublease will be as follows on a straight-line basis: (i) in year one, $ 10,417, (ii) in year two, $ 15,625, (iii) in year three, $ 20,833, (iv) in year four, $ 26,042 and (v) in each of years five through eight, $ 35,000. The Sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

The future minimum lease payment, for the Company’s non-cancelable operating lease as of December 31, 2013 is as follows (in thousands):

Year ending December 31,	Operating Lease
2015	$703
2016	703
2017	742
2018	774
Thereafter	1,998
Total minimum lease payments	$4,920

Minimum payments indicated above have not been reduced by future minimum rentals to be received under the noncancelable sublease of approximately, as follows (in thousands):

Year ending December 31,	Operating Sublease

2015	$193
2016	258
2017	356
2018	420
Thereafter	1085
Total minimum sublease payments	$2,312

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20)	Retirement Plans

The Company’s defined contribution 401(k) pension plan was terminated on June 30, 2013. The Company matched 50 percent of the employee’s contribution of up to 6 percent of compensation, as defined. The total Company contributions for the years ended December 31, 2014 and 2013 were $0 and $56,000, respectively.

