Form 10-K/A
period 2014-12-31
ENZON PHARMACEUTICALS INC
filed 2015-04-24
CIK 727510

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 5, 2015 (the “Original 2014 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Except for Part III of the Original 2014 10-K, no other information included in the Original 2014 10-K is amended by this Form 10-K/A.

Unless the context requires otherwise, references in this Form 10-K/A to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain biographical information regarding our current directors.

Jonathan Christodoro (age 39) – Mr. Christodoro was appointed as a director of our company on October 7, 2013 and as Chairman of our Board of Directors on November 20, 2013. Mr. Christodoro has served as a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds, since July 2012. Mr. Christodoro is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital LP. Prior to joining Icahn Capital LP, Mr. Christodoro served in various investment and research roles at P2 Capital Partners, LLC, Prentice Capital Management, LP, and S.A.C. Capital Advisors, LP. Mr. Christodoro began his career as an investment banking analyst at Morgan Stanley, where he focused on merger and acquisition transactions across a variety of industries. Mr. Christodoro has been a director of Hologic, Inc., a medical devices company, since December 2013, a director of Talisman Energy, Inc., a global oil and gas company, since December 2013, a director of Herbalife Ltd., a global nutrition company, since April 2013 and a director of eBay Inc., a global commerce and payments company, since March 2015. Mr. Christodoro received an M.B.A. from the University of Pennsylvania’s Wharton School of Business with Distinction, majoring in Finance and Entrepreneurial Management. Mr. Christodoro received a B.S. in Applied Economics and Management Magna Cum Laude with Honors Distinction in Research from Cornell University. Mr. Christodoro also served in the United States Marine Corps.

Odysseas Kostas, M.D. (age 40) – Dr. Kostas was appointed as a director of our company on September 25, 2013. Since 2011, Dr. Kostas has been an associate analyst covering the biotechnology and pharmaceutical industries at Evercore ISI (formerly known as International Strategy & Investment), a full service broker-dealer that provides macro and fundamental research, sales, and trading services to customers. Prior to that, Dr. Kostas was a consultant - senior associate analyst covering the biotechnology industry at Sanford C. Bernstein and Co. from May 2011 to August 2011. Prior to that, Dr. Kostas worked at the Greenwich Hospital/Yale New Haven Health as hospitalist from 2008 to 2011 and was member of hospital committees from 2003 to 2011. Dr. Kostas was also a member of the board of directors at Mast Therapeutics (then known as ADVENTRX Pharmaceuticals) from February 2010 to May 2011, and a strategy consultant at Mast Therapeutics from December 2008 to January 2009. Dr. Kostas has an M.D. from the University of Texas Southwestern Medical School, and a B.S. from Massachusetts Institute of Technology.

Jennifer I. McNealey (age 41) – Ms. McNealey was appointed as a director of our company on September 25, 2013. Since February 2015, Ms. McNealey has been Senior Director Investor Relations at Calithera Biosciences Inc. Prior to joining Calithera Biosciences Inc., in 2005, Ms. McNealey founded Laurient LLC, a market research company focused on the biotechnology and pharmaceutical industries, where she worked until 2012. Prior to founding Laurient LLC, Ms. McNealey served as a portfolio manager and biotechnology analyst at various firms, including Paramount Capital, Franklin Templeton, Amerindo Investment Advisors and Morgan Stanley Dean Witter Advisors. Ms. McNealey has a B.A. and an M.H.A. from Cornell University.

There are no family relationships among any of our directors or executive officers.

EXECUTIVE OFFICERS

Set forth below is certain biographical information regarding our current executive officers.

George W. Hebard III (age 41) – Mr. Hebard has served as our Interim Principal Executive Officer and Interim Chief Operating Officer since May 2012 and our Secretary since November 2013. Mr. Hebard was appointed as a director of our company on February 27, 2012. Mr. Hebard ceased to be an employee of our company on December 31, 2013, and he continues to serve as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis. Mr. Hebard is currently a Managing Director of Barington Capital Group, a New York investment firm. Mr. Hebard has been a director of Ebix, Inc., a leading international supplier of software and e-commerce solutions to the insurance industry, since March 2015. From September 2011 to April 2012, Mr. Hebard was a Managing Director at Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds. Prior to joining Mr. Icahn, from 2005 to 2011, Mr. Hebard served as a Managing Director at Blue Harbour Group, an investment firm in Greenwich, Connecticut. Prior to Blue Harbour Group, Mr. Hebard served as a Managing Director at Ranger Partners from 2002 to 2003, and prior to Ranger Partners, Mr. Hebard was an Associate at Icahn Associates Corp. from 1998 to 2002. He has an MBA from INSEAD and an A.B. in Economics from Princeton University.

Richard L. Feinstein (age 71) – Mr. Feinstein has served as our Vice President - Finance and Principal Financial Officer since December 13, 2013. Mr. Feinstein is a retired partner of KPMG LLP and currently a private consultant providing management and financial advice to clients in a variety of industries. From September 2010 to July 2013, as a consultant, he was the Chief Financial Officer of Ameritrans Capital Corporation. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Mr. Feinstein previously served as a board member and chair of the audit committee of MKTG, Inc.; a board member and chief financial officer of the not-for-profit USA Fitness Corps.; a board member and chair of the audit committee of EDGAR Online, Inc., a board member and chair of the finance committee of the New York Road Runners and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University. Mr. Feinstein also served in the United States Marine Corps.

CORPORATE GOVERNANCE

Standing Committees of our Board of Directors (our “Board”)

Finance and Audit Committee

All three current members of our Board were appointed to the Finance and Audit Committee on October 14, 2013 and currently constitute the Finance and Audit Committee. Accordingly, our entire Board currently acts as the Finance and Audit Committee. When our Board acts as the Finance and Audit Committee, Mr. Christodoro acts as the Chairman of the Finance and Audit Committee. The Finance and Audit Committee held 4 meetings during the fiscal year ended December 31, 2014.

In evaluating the composition of our Board when acting as the Finance and Audit Committee, our Board has determined that each current member of our Board is independent as defined by the listing standards of The NASDAQ Stock Market (“NASDAQ”). Our Board has determined that Mr. Christodoro satisfies the definition of “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

The primary purpose of the Finance and Audit Committee is to monitor the integrity of our company’s financial reporting process and financial statements, the systems of internal controls and controls over financial reporting, our company’s compliance with legal and regulatory requirements, and the performance and independence of our company’s independent registered public accounting firm. The Finance and Audit Committee is responsible for discussing with management to consider the adequacy of our company’s internal controls and the financial reporting process. The Finance and Audit Committee also is responsible for discussing these matters with our company’s independent registered public accounting firm. In addition, the Finance and Audit Committee is responsible for reviewing our financial statements and discussing them with management and our company’s independent registered public accounting firm before those financial statements are filed with the SEC. The charter of the Finance and Audit Committee may be found on our website at www.enzon.com.

Compensation Committee

All three current members of our Board were appointed to the Compensation Committee on November 20, 2013 and currently constitute the Compensation Committee. Accordingly, our entire Board currently acts as the Compensation Committee. When our Board acts as the Compensation Committee, Ms. McNealey acts as the Chairwoman of the Compensation Committee. Our Board acting as the Compensation Committee held one meeting during the fiscal year ended December 31, 2014.

In evaluating the composition of our Board when acting as the Compensation Committee, our Board has determined that each current member of our Board is independent as defined by the listing standards of NASDAQ.

The primary duties and responsibilities of the Compensation Committee are to oversee our overall compensation structure, policies and programs, and assess whether our compensation structure establishes appropriate incentives for management and employees, to administer our incentive-compensation and equity-based compensation plans, to review and approve corporate goals and objectives, if any, relevant to the compensation of our Principal Executive Officer and set the compensation of other executive officers based upon the recommendation of our Principal Executive Officer, and to review and recommend employment agreements and severance arrangements, if any, for senior officers, including change of control provisions, plans or agreements, among other things.

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

Governance and Nominating Committee

All three current members of our Board were appointed to the Governance and Nominating Committee on November 20, 2013 and currently constitute the Governance and Nominating Committee. Accordingly, our entire Board currently acts as the Governance and Nominating Committee. When our Board acts as the Governance and Nominating Committee, Dr. Kostas acts as the Chairman of the Governance and Nominating Committee. Our Board acting as the Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2014.

In evaluating the composition of our Board when acting as the Governance and Nominating Committee, our Board has determined that each current member of our Board is independent as defined by the listing standards of NASDAQ.

The Governance and Nominating Committee is responsible for reviewing and setting corporate governance policy and is responsible for making recommendations on organization and procedures, performance evaluation of our Board and individual directors, and nomination of directors. The Governance and Nominating Committee’s Charter may be found on our website at www.enzon.com.

Code of Conduct

Our Board has adopted a Code of Conduct that is applicable to all of our directors, officers and employees. Any material changes made to the Code of Conduct or any waivers granted to any of our directors and executive officers will be publicly disclosed on our website at www.enzon.com within four business days of such material change or waiver. A copy of our Code of Conduct is available on the Corporate Governance page of our website at www.enzon.com or upon request, without charge, by contacting us at (732) 980-4500 or through an e-mail request to investor@enzon.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in our common stock by our executive officers and directors and owners of 10% or more of outstanding our common stock are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based solely on our review of these reports and written representations from certain reporting persons, during the fiscal year ended December 31, 2014, all such reports were filed in a timely manner.

Item 11. Executive Compensation

Named Executive Officers

The following individuals were our named executive officers for 2014, whom we refer to in this Form 10-K/A as our named executive officers:

George W. Hebard III serves as our current Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis at a rate of $250 per hour for each hour or portion of an hour worked, together with reimbursement for reasonable expenses incurred by him in performing his services pursuant to the terms of a separation agreement that was entered into on December 13, 2013.

Richard L. Feinstein serves as our current Vice President - Finance and Principal Financial Officer on a consulting basis at a rate of $225 per hour for each hour worked, together with reimbursement for reasonable out-of-pocket expenses incurred by him in performing his services pursuant to the terms of an independent contractor agreement that was entered into on December 13, 2013.

Historical Compensation of our Named Executive Officers

The following table sets forth information concerning compensation earned for services rendered to us by our named executive officers for fiscal year 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
George W. Hebard III	2014	—	—	—	—	64,708	64,708
Interim Principal	2013	428,519	—	—	—	3,825	432,344
Executive Officer,
Interim Chief Operating
Officer and Secretary
Richard L. Feinstein	2014	—	—	—	—	138,094	138,094
Vice President -	2013	—	—	—	—	6,637	6,637
Finance and Principal
Financial Officer

 __________________

(1)	Neither Mr. Hebard nor Mr. Feinstein received a base salary for fiscal year 2014. See the “All Other Compensation” column for information regarding the fees and expenses that each of them received for services rendered as an executive officer on a consulting basis for fiscal year 2014.

(2)	All Other Compensation for fiscal year 2014 comprises the following:

•

For Mr. Hebard, $28,836 relates to CTO amounts paid out following cessation of his employment and the remaining $35,872 relates to fees and expenses for services rendered as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis pursuant to the terms of his December 13, 2013 separation agreement.

•	For Mr. Feinstein, $138,094 in fees and expenses for services rendered as our Vice President - Finance and Principal Financial Officer pursuant to the terms of his December 13, 2013 independent contractor agreement.

Outstanding Equity Awards at December 31, 2014

The following table sets forth information with respect to unexercised options, and restricted stock awards and restricted stock units that have not vested for each of our named executive officers as of December 31, 2014. All of the information set forth in the following table reflects equitable adjustments that were approved by the Compensation Committee and made to then outstanding stock options and restricted stock units in connection with the special cash dividend of $1.60 per share of common stock that we paid on June 4, 2013, the special cash dividend of $0.45 per share of common stock that we paid on December 23, 2013 and the special cash dividend of $0.10 per share of common stock that we paid on January 28, 2015.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
George W. Hebard III(2)	36,750	36,750	36,750	2.13	11/7/2022	—	—	—	—
	3,432	—	—	3.23	2/27/2022	—	—	—	—
	—	—	—	—	—	32,116	35,006	—	—
Richard L. Feinstein	—	—	—	—	—	—	—	—	—

__________________

  (1) Calculated by multiplying the number of shares or units by the closing price of our common stock on December 31, 2014, which was $1.09.

  (2) Of Mr. Hebard’s unvested option awards, 18,375 options will vest on November 7, 2015 and 18,375 options will vest on November 7, 2016 pursuant to his separation agreement. Of Mr. Hebard’s unvested restricted stock units, 35,393 restricted stock units will vest on November 7, 2015 pursuant to his separation agreement.

Potential Payments Upon Termination or Change in Control

None of our named executive officers is covered by a severance or change in control agreement and, accordingly, none of our named executive officers would have been entitled to receive any termination or change in control-related payments as of December 31, 2014.

DIRECTOR COMPENSATION

Amended and Restated 2013 Outside Director Compensation Plan

Under the Amended and Restated 2013 Outside Director Compensation Plan, which became effective on July 1, 2013, each non-employee director (i) receives an annual cash retainer of $30,000, (ii) for service as chair of the Finance and Audit Committee receives an additional annual cash retainer of $10,000 and (iii) for service as a member of the Finance and Audit Committee receives an additional annual cash retainer of $5,000. These annual cash retainers became payable quarterly at the end of each quarter, beginning with the third quarter of the fiscal year ended December 31, 2013.

Total Director Compensation

A summary of compensation earned by each of our directors during fiscal year ended December 31, 2014 is set forth below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Jonathan Christodoro(4)	40,000	—	—	40,000
Odysseas Kostas(5)	35,000	—	—	35,000
Jennifer I. McNealey(6)	35,000	—	—	35,000

 __________________

(1)	As of December 31, 2014, none of our directors held any outstanding unvested restricted stock units.

(2)	As of December 31, 2014, none of our directors held any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2014 regarding shares of Common Stock that may be issued under our equity compensation plans consisting of the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	564,000	$4.08	3,836,000
Equity compensation plans not approved by security holders:	—	—	—
Total	564,000	$4.08	3,836,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the close of business on March 31, 2015 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each current director, (iii) each of our named executive officers and (iv) all of our current directors and current executive officers as a group. Information set forth in this table as to our directors, named executive officers and all directors and executive officers as a group is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules.

Name and Address of Beneficial Owner or Identity of Group(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Voting Stock Outstanding(3)

Jonathan Christodoro	—		—
Odysseas Kostas	—		—
Jennifer I. McNealey	—		—
George W. Hebard III	101,155	(4)	*
Richard L. Feinstein	—		—
Group comprised of Carl C. Icahn and affiliated entities	5,904,863	(5)	13.36%
BlackRock, Inc..	3,861,315	(6)	8.74%
Group comprised of Stonepine Capital, L.P., Stonepine Capital Management, LLC, Jon M. Plexico and Timothy P. Lynch	3,401,783	(7)	7.70%
All Current Directors and Current Executive Officers as a group (5 persons)	101,155	(8)	*

__________________

*	Less than one percent

(1)	The address for each of the executive officers and directors listed in this table is c/o Enzon Pharmaceuticals, Inc., 20 Kingsbridge Road, Piscataway, New Jersey 08854.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. With respect to each person set forth in the table, shares subject to stock options held by such person that were exercisable as of March 31, 2015 or will become exercisable within 60 days after March 31, 2015 and restricted stock units held by such person that vest within 60 days of March 31, 2015 are deemed to be outstanding and to be beneficially owned by such person for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

(3)	Based on 44,182,407 shares of common stock which were issued and outstanding as of the close of business on March 31, 2015. Each share of common stock is entitled to one vote. The percentage of voting stock outstanding for each person set forth in the table is calculated by dividing (i) the number of shares of common stock deemed to be beneficially held by such person as of March 31, 2015 by (ii) the sum of (A) the number of shares of common stock outstanding as of March 31, 2015, plus (B) the number of shares of common stock subject to stock options held by such person that were exercisable as of March 31, 2015 or will become exercisable within 60 days after March 31, 2015, plus (C) restricted stock units held by such person that vest within 60 days of March 31, 2015.

(4)	Includes 40,182 shares subject to options which were exercisable as of March 31, 2015 or which become exercisable within 60 days after March 31, 2015.

(5)	Information concerning stock ownership was obtained from Amendment No. 6 to the Schedule 13D filed with the SEC on November 13, 2012 by Carl C. Icahn and various entities affiliated with him. The address for Carl C. Icahn and entities affiliated with him is 767 Fifth Avenue, 47th Floor, New York, New York 10153. Mr. Icahn and entities affiliated with him have reported sole voting and dispositive power over all 5,904,863 shares.

(6)	Information concerning stock ownership was obtained from Amendment No. 6 to the Schedule 13G filed with the SEC on January 22, 2015. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. BlackRock, Inc. reported sole voting and dispositive power with respect to all 3,861,315 shares.

(7)	Information concerning stock ownership was obtained from Amendment No. 1 to the Schedule 13G filed with the SEC on February 5, 2015. The address for Stonepine Capital, L.P., Stonepine Capital Management, LLC, Jon M. Plexico and Timothy P. Lynch is c/o Stonepine Capital Management, LLC, 475 Gate Five Road, Suite 324, Sausalito CA 94965. Stonepine Capital, L.P., Stonepine Capital Management, LLC, Jon M. Plexico and Timothy P. Lynch each reported shared voting and dispositive power with respect to all 3,401,783 shares. Stonepine Capital Management, LLC is the general partner of Stonepine Capital, L.P., and therefore may be deemed to be the beneficial owner of the shares beneficially owned by Stonepine Capital, L.P. Jon M. Plexico and Timothy P. Lynch are the managing members of Stonepine Capital Management and may be deemed to be the beneficial owners of the shares held by Stonepine Capital, L.P. as they may direct the vote and disposition of such shares. Each of Messrs. Plexico and Lynch disclaim beneficial ownership of the shares except to the extent of their respective pecuniary interest therein.

(8)	Includes 40,182 shares subject to options which were exercisable as of March 31, 2015 or which become exercisable within 60 days after March 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Our Board has adopted a formal written policy that we will not enter into any “related party transaction” (defined consistent with Item 404 of Regulation S-K under the Exchange Act) unless the Finance and Audit Committee or a comparable committee of disinterested directors approves such transaction. No member of the Finance and Audit Committee or comparable committee shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Finance and Audit Committee or comparable committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to our company. Since January 1, 2014, there have been no such related party transactions.

DIRECTOR INDEPENDENCE

All of our current directors meet the listing standards of NASDAQ for independence.

Item 14. Principal Accounting Fees and Services

Pre-Approval Policies and Procedures

The Finance and Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the accountants’ independence. The Finance and Audit Committee specifically pre-approves all audit fees, audit related fees, tax service fees and all other fees. The Finance and Audit Committee has delegated authority to the Chair of the Finance and Audit Committee to approve any services not specifically pre-approved by the Finance and Audit Committee provided that disclosure of such services and fees is made to the Finance and Audit Committee at the next scheduled meeting following such approval.

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by EisnerAmper LLP for professional services rendered for the fiscal years ended December 31, 2014 and 2013. Our Board, acting as the Finance and Audit Committee, considered whether the provision of these services by EisnerAmper LLP was compatible with maintaining each firm’s independence and concluded that EisnerAmper LLP was “independent.”

	EisnerAmper LLP
	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Audit Fees(1)	$80,000	$60,000
Audit-Related Fees(2)	$8,000	$19,000
All Other Fees(3)	$30,430	$10,000
Total Fees	$118,430	$89,000

__________________

(1)	For the fiscal year ended December 31, 2014, “Audit Fees” paid or payable to EisnerAmper LLP consisted of services relating to the audit of our annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations. For the fiscal year ended December 31, 2013, “Audit Fees” paid or payable to EisnerAmper LLP included services relating to the audit of our annual consolidated financial statements and management effectiveness of internal controls over financial reporting, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.

(2)	For the fiscal year ended December 31, 2014, “Audit-Related Fees” paid or payable to EisnerAmper LLP consisted of fees related to an audit of the employee benefit plan of our company. For the fiscal year ended December 31, 2013, “Audit-Related Fees” paid or payable to EisnerAmper LLP consisted of fees related to an audit of the employee benefit plan of our company.

(3)	For the fiscal year ended December 31, 2014, “All Other Fees” paid or payable to EisnerAmper LLP consisted of fees related to tax preparation services and tax consulting services. For the fiscal year ended December 31, 2013, “All Other Fees” paid or payable to EisnerAmper LLP consisted of tax preparation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 has been submitted as a separate section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 5, 2015.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(11)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(15)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(20)
4.1	Section 382 Rights Agreement, dated as of May 1, 2014, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(20)
10.1	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(3)
10.2	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(4)
10.3	Agreement of Sublease, dated as of September 26, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	(16)
10.4	Amended and Restated Agreement of Sublease, dated as of November 13, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	(19)
10.5	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.6	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(5)
10.7	2011 Outside Director Compensation Plan**	(15)
10.8	2013 Outside Director Compensation Plan**	(15)
10.9	Amended and Restated 2013 Outside Director Compensation Plan**	(16)
10.10	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(7)
10.11	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(7)
10.12	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(8)
10.13	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(6)
10.14	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(6)

10.15	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(6)
10.16	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(10)
10.17	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(10)
10.18	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(10)
10.19	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(10)
10.20	2011 Stock Option and Incentive Plan**	(12)
10.21	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(12)
10.22	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(12)
10.23	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(12)
10.24	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(12)
10.25	2007 Employee Stock Purchase Plan	(9)
10.26	General Severance Agreement dated as of February 12, 2013, by and between Timothy G. Daly and Enzon Pharmaceuticals, Inc.	(13)
10.27	Severance Agreement and Release of Claims, dated February 28, 2013, by and between Aby Buchbinder and Enzon Pharmaceuticals, Inc.	(14)
10.28	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(17)
10.29	Separation Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and George W. Hebard III**	(19)
10.30	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(19)
16.1	Letter of KPMG LLP dated August 12, 2013	(18)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+++
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+++
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

		+++

+	Previously filed as an exhibit to the Company’s original Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 5, 2015.

++	Filed herewith

+++	Previously furnished as an exhibit to the Company’s original Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 5, 2015.

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 24, 2015	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer,
Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

Dated: April 24, 2015	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President - Finance and
Principal Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George W. Hebard III	Interim Principal Executive Officer,	April 24, 2015
George W. Hebard III	Interim Chief Operating Officer and
Secretary
(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and	April 24, 2015
Richard L. Feinstein	Principal Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	April 24, 2015
Jonathan Christodoro

/s/ Odysseas Kostas	Director	April 20, 2015
Odysseas Kostas

/s/ Jennifer McNealey	Director	April 10, 2015
Jennifer McNealey

