Form 10-Q
period 2015-03-31
ENZON PHARMACEUTICALS INC
filed 2015-05-13
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Shares of Common Stock outstanding as of May 6, 2015: 44,182,407

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$34,804	$34,562
Other current assets	483	478
Total current assets	35,287	35,040
Deferred tax assets	2,543	-
Total assets	$37,830	$35,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$241	$181
Accrued expenses and other current liabilities	468	458
Accrued dividends payable	-	4,417
Total current liabilities	709	5,056

Accrued rent liability	351	381

Total liabilities	1,060	5,437

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,182,414 shares at March 31, 2015 and 44,174,456 shares at December 31, 2014	441	441
Additional paid-in capital	130,059	130,065
Accumulated deficit	(93,730)	(100,903)
Total stockholders’ equity	36,770	29,603
Total liabilities and stockholders’ equity	$37,830	$35,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Revenues:
Royalties	$5,205	$8,944
Miscellaneous income	56	31
Total revenues	5,261	8,975

Operating expenses:
General and administrative	583	508
Total operating expenses	583	508

Operating income	4,678	8,467

Other income:
Other, net	-	109
Total other income	-	109

Income before income tax expense	4,678	8,576
Income tax (benefit) expense	(2,495)	55
Net income	$7,173	$8,521

Earnings per common share:
Basic	$0.16	$0.19
Diluted	$0.16	$0.19

Weighted-average shares outstanding – basic	44,181	44,092
Weighted-average shares outstanding – diluted	44,227	44,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net income	$7,173	$8,521
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of fixed assets	-	(109)

Deferred tax benefit	(2,498)	-
Changes in operating assets and liabilities	(10)	(208)
Net cash provided by operating activities	4,665	8,204

Cash flows from investing activities:
Proceeds from sales of fixed assets	-	146
Net cash provided by investing activities	-	146

Cash flows from financing activities:
Withholding taxes – stock-based compensation	(6)	(7)
Common stock dividend	(4,417)	-
Net cash used in financing activities	(4,423)	(7)

Net increase in cash and cash equivalents	242	8,343

Cash and cash equivalents at beginning of period	34,562	6,520

Cash and cash equivalents at end of period	$34,804	$14,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The Company also had previously received royalty revenues from licensing arrangement related to sales of Oncaspar and Adagen until the Company’s rights to receive royalties on sales of these products expired in 2014. In addition, the Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 90% and 76% of the Company’s total royalty revenues for the three months ended March 31, 2015 and 2014, respectively, and approximately 79% and 87% of the Company’s total royalty revenues for fiscal years 2014 and 2013, respectively.

The Company was previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs.   Beginning in December 2012, the Company’s Board of Directors (the “Board”), with outside consultants, began a review of the possible sale or disposition of one or more corporate assets or a sale of the Company. At that time, the Company suspended substantially all clinical development activities with a goal of conserving capital and maximizing value returned to the Company’s stockholders.   By April 2013, the review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets.   At the same time, the Company announced that its Board intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

Subsequently, the following significant events occurred:

In April 2013, pursuant to the terms of an asset purchase agreement, the Company sold to Belrose Pharma, Inc. (“Belrose”), all right, title and interest to the Company’s Customized PEGylation platform and related assets.

In September 2013, the Company entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate Pharma, LLC (“Axcellerate”), pursuant to which the Company subleases to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The term of the sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to the Company under the sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

In October 2013, the Company terminated its License and Collaboration Agreement with Santaris Pharma A/S (“Santaris”) whereby Enzon returned to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.

In March 2014, the Company entered into a novation agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") and Belrose (the “Novation Agreement”), pursuant to which the parties confirmed the novation of the Company’s Collaboration Agreement with Hisun to Belrose. As a consequence of the Novation Agreement , the Company received a gross amount of $550,000 from Hisun, the amount of a receivable previously written off, and paid $249,565 to Belrose. The recording of these transactions resulted in a net reduction of general and administrative expense of $300,435.

On July 16, 2014, Belrose provided written notice to Hisun asserting multiple breaches by Hisun of the Collaboration Agreement including failure to pay $450,000 of milestone payments. Belrose provided Hisun up to 60 days to cure the breaches. On September 16, Belrose notified Hisun and the Company that it was terminating the Collaboration Agreement and demanded the return of material related to PEG- SN38 and a royalty-free right to any Hisun patents related to PEG-SN38. Hisun responded on September 16 that they rejected Belrose’s assertion that Hisun had committed multiple breaches and requested that Belrose continue its performance of technology transfer under the Collaboration Agreement.

The Company wound down its remaining research and development activities during 2013 and has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures f Disposals of Components of an Entity. The update changes the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business or a major equity method investment. Additionally, the update requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. This update is effective prospectively for reporting periods beginning after December 15, 2014 and early adoption is permitted. The Company is currently evaluating the impact adoption will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating its existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. The Company will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. However, on April 1, 2015, the FASB proposed a deferral of the effective date of ASU 2014-09 by one year. This would make ASU 2014-09 effective for the Company on January 1, 2018. If this proposal is approved, early adoption of ASU 2014-09 would be permitted effective January 1, 2017. ASU 2014-09 allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management currently believes that this ASU will not have a material impact on the Company’s operating results, financial position or cash flow.

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

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2015 and December 31, 2014 due to their short-term nature.

(5)	Supplemental Cash Flow Information

There were no income tax or interest payments made during the three months ended March 31, 2015 and 2014.

(6)	Earnings Per Common Share

Basic earnings per common share is computed by dividing the income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Restricted stock units (nonvested shares) are not considered to be outstanding shares until the vesting criteria (service and/or performance) have been satisfied.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Earnings per common share information as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Earnings Per Common Share – Basic:
Net income	$7,173	$8,521

Weighted-average common shares outstanding	44,181	44,092

Basic earnings per share	$0.16	$0.19

Earnings Per Common Share – Diluted:
Net income	$7,173	$8,521

Weighted-average common shares outstanding	44,181	44,092
Weighted-average incremental shares related to vesting of nonvested shares	46	161
Weighted-average common shares outstanding and common share equivalents	44,227	44,253

Diluted earnings per share	$0.16	$0.19

Shares issuable which could potentially dilute basic EPS in the future include 0.2 million shares for vesting of nonvested shares.

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended March 31, 2015, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $6,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the quarter, which had a minimal effect on additional paid-in capital. During the quarter ended March 31, 2014, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $7,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the quarter, which had a minimal effect on additional paid-in capital.

There were no options granted during the three months ended March 31, 2015 and no nonvested shares granted during the three months ended March 31, 2015. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the three months ended March 31, 2015 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2015	519	46
Granted	-	-
Exercised and vested	-	(14)
Expired and forfeited	(35)	-
Outstanding at March 31, 2015	484	32

Options vested and expected to vest at March 31, 2015	484

Options exercisable at March 31, 2015	441

(8)	Income Taxes

During the three months ended March 31, 2015, the Company recorded $2,495,000 of income tax benefit for U.S. federal income tax provision for the first quarter of 2015, substantially all of which related to a reduction of a valuation allowance against the Company’s net deferred tax assets (see below) with a minimal offset attributable to minimum tax requirements and amounts due to a foreign jurisdiction. During the three months ended March 31, 2014, the Company recorded $55,000 of income tax expense for U.S. federal income tax provision for the first quarter of 2014 related to minimum tax requirements and amounts due to a foreign jurisdiction.

After reducing its valuation allowance by approximately $2.5 million during the three months ended March 31, 2015, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its remaining deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

(9)	Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(10)	Subsequent Event

 The Company received a letter dated April 13, 2015, from counsel for Sigma Tau Pharma Ltd regarding the agreement dated November 9, 2009 (the “Agreement”) between the Company and Sigma-Tau Pharmaceuticals, Inc,, Defiante Farmaceutica, S.A. and Sigma-Tau Finanzaria, S.P.A. (collectively “Sigma-Tau”). In its letter, Sigma-Tau alleges that it is entitled to offset $826,128.01 in rebate payments that would otherwise be due the Company as royalty payments under the Agreement. Sigma-Tau claims that the offset represents the amount by which the net rebate exceeds the reserve for such payments on the balance sheet and is allowed pursuant to the Indemnity provisions of the Agreement. By letter dated April 28, 2015, the Company replied that the offset was not allowed under the Agreement, and that in any event, it was time-barred. Sigma-Tau is not asserting that there is any liability beyond an offset against royalties that are otherwise due. The Company believes that the offset is without merit and intends to vigorously contest the offset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 90% and 76% of our total royalty revenues for the three months ended March 31, 2015 and 2014, respectively, and approximately 79% and 87% of our total royalty revenues for fiscal years 2014 and 2013, respectively.

We were previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs.   Beginning in December 2012, our Board of Directors (the “Board”), with outside consultants, began a review of the possible sale or disposition of one or more corporate assets or a sale of our company. At that time, we suspended substantially all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders.   By April 2013, the review did not result in a definitive offer to acquire us or all or substantially all of our assets.   At the same time, we announced that our Board intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

Subsequently, the following significant events occurred:

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

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended March 31,
	2015	Percent Change	2014
Royalty revenue	$5.2	(42)%	$8.9

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for approximately 90% and 76% of our total royalty revenues for the three months ended March 31, 2015 and 2014, respectively. Royalty revenues from Merck have been declining and this trend is expected to continue. Merck has announced that its sales of PegIntron in the first quarter of 2015 decreased 50% to $56 million from $112 million in the prior year’s comparable period.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended
	March 31,		Dollar	Percent
PegIntron royalties from:	2015	2014	Change	Change
US sales	$0.29	$0.73	$(0.44)	(60)%
Foreign sales - Europe	1.10	1.91	(0.81)	(42)%
Foreign sales - Japan	0.84	0.89	(0.05)	(6)%
Foreign sales - Other	2.44	3.27	(0.83)	(25)%
Total	$4.67	$6.80

Miscellaneous Income

Miscellaneous income was $56,000 during the first quarter of 2015 and related, primarily, to sublease income.

Miscellaneous income was $31,000 during the first quarter of 2014 and related, primarily, to sublease income.

Operating Expenses:

General and Administrative (in millions of dollars):

	Three Months Ended March 31,
	2015	Percent Change	2014
General and administrative	$583,000	15%	$508,000

General and administrative expenses increased by approximately $75,000, or 15%, to approximately $583,000 for the first quarter of 2015 from approximately $503,000 for the first quarter of 2014. This increase in expense is substantially attributable to the receipt in the 2014 period of $550,000 that was a receivable previously written off, which had the effect of reducing general and administrative expenses during the first quarter of 2014. There was no comparable amount in the first quarter of 2015. However, this increase in expense was partially offset by reductions of insurance expense of approximately $151,000 and consulting and contracted services fees aggregating approximately $311,000 in the 2015 period.

Tax Benefit:

We realized a tax benefit of approximately $2.5 million from the partial reversal of a valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand, (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron) and (iii) anticipated rental income from our sublease to Axcellerate. While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron, together with our anticipated rental income from our sublease to Axcellerate and our cash on hand, will be sufficient to fund our operations, at least, through June 30, 2016. However, there can be no assurance that we will receive amounts of royalty revenues or rental income as anticipated.

Cash was $34.8 million as of March 31, 2015, as compared to $34.6 million as of December 31, 2014. The increase of approximately $200,000 was primarily attributable to net cash provided by operating activities of approximately $4,665,000, as substantially offset by cash used in financing activities of $4,423,000, of which $4,417,000 related to a dividend paid to shareholders in January 2015.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2015, we were not involved in any SPE transactions.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases and license agreements with collaborative partners. There have been no material changes since December 31, 2014 with respect to our contractual obligations, except as follows:

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of March 31, 2015 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on a portion of our net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2015, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	Our Board of Directors may decide in the future to pursue a dissolution and liquidation of the Company.

•	We derive most of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

•	We may not be able to sustain profitability and we may incur losses over the next several years.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our past clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license and other collaboration agreements that contain complex commercial terms that could result in disputes, litigation or indemnification liability that could cause the value of the Company and our assets and the market price of our common stock to decline.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease over time, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	A small number of stockholders own a large percentage of our common stock and can influence the outcome of matters submitted to our stockholders for approval.

•	If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Interim Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 5, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through March 31, 2015 amounts to 16,174,568 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased at any time since 2012.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 13, 2015	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer,
Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

Dated: May 13, 2015	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	*

* Filed herewith.

