Form 10-Q
period 2015-06-30
ENZON PHARMACEUTICALS INC
filed 2015-08-07
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Shares of Common Stock outstanding as of July 31, 2015: 44,182,414

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$38,993	$34,562
Other current assets	613	478
Total current assets	39,606	35,040
Deferred tax assets	1,682	-
Total assets	$41,288	$35,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$48	$181
Accrued expenses and other current liabilities	367	458
Accrued dividends payable	22,091	4,417
Total current liabilities	22,506	5,056

Accrued rent liability	322	381

Total liabilities	22,828	5,437

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,182,414 shares at June 30, 2015 and 44,174,456 shares at December 31, 2014	441	441
Additional paid-in capital	107,968	130,065
Accumulated deficit	(89,949)	(100,903)
Total stockholders’ equity	18,460	29,603
Total liabilities and stockholders’ equity	$41,288	$35,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Royalties	$5,097	$7,735	$10,302	$16,678
Miscellaneous income	95	31	151	63
Total revenues	5,192	7,766	10,453	16,741

Operating expenses:
General and administrative	516	836	1,099	1,344
Total operating expenses	516	836	1,099	1,344

Operating income	4,676	6,930	9,354	15,397

Other income (expense):
Other, net	-	(48)	-	61
Total other income (expense)	-	(48)	-	61

Income before income tax expense	4,676	6,882	9,354	15,458
Income tax (benefit) expense	894	-	(1,600)	55
Net income	$3,782	$6,882	$10,954	$15,403

Earnings per common share
Basic	$0.09	$0.16	$0.25	$0.35
Diluted	$0.09	$0.16	$0.25	$0.35

Weighted-average shares – basic	44,182	44,112	44,182	44,102
Weighted-average shares – diluted	44,215	44,253	44,228	44,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$10,954	$15,403
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of fixed assets	-	(60)
Deferred tax benefit	(1,682)	-
Changes in operating assets and liabilities	(418)	(516)
Net cash provided by operating activities	8,854	14,827

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	152
Net cash provided by investing activities	-	152

Cash flows from financing activities:
Withholding taxes – stock-based compensation	(6)	(22)
Common stock dividend	(4,417)	-
Net cash used in financing activities	(4,423)	(22)

Net increase in cash	4,431	14,957

Cash at beginning of period	34,562	6,520

Cash at end of period	$38,993	$21,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The Company also had previously received royalty revenues from licensing arrangement related to sales of Oncaspar and Adagen until the Company’s rights to receive royalties on sales of these products expired in 2014. In addition, the Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 71% and 85% of the Company’s total royalty revenues for the three months ended June 30, 2015 and 2014, respectively, and approximately 80% of the Company’s total royalty revenues in each of the six-month periods ended June 30, 2015 and 2014 and approximately 79% and 87% of the Company’s total royalty revenues for fiscal years 2014 and 2013, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is carefully evaluating its existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. The Company will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. However, on July 9, 2015, the FASB agreed to delay the effective date of ASU 2014-09 by one year. This would make ASU 2014-09 effective for the Company on January 1, 2018. If this proposal is approved, early adoption of ASU 2014-09 would be permitted effective January 1, 2017. ASU 2014-09 allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Management currently believes that this ASU will not have a material impact on the Company’s operating results, financial position or cash flow.

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

On February 18, 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

On April 7, 2015, the FASB issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of related debt liability, consistent with debt discounts. Under current accounting standards, such costs are recorded as an asset. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2015 and December 31, 2014 due to their short-term nature.

(5)	Supplemental Cash Flow Information

There were no income tax or interest payments made during the six months ended June 30, 2015 and 2014.

On June 30, 2015, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of the Company’s common stock. Accordingly, the Company accrued approximately $22.1 million at June 30, 2015 as a liability for this dividend. This dividend is payable on August 12, 2015.

(6)	Earnings Per Common Share

Basic earnings per common share is computed by dividing the income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Restricted stock units (nonvested shares) are not considered to be outstanding shares until the vesting criteria (service and/or performance) have been satisfied.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Earnings per common share information is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income Per Common Share – Basic:
Net income	$3,782	$6,882	$10,954	$15,403

Weighted-average common shares outstanding	44,182	44,112	44,182	44,102

Basic income per share	$0.09	$0.16	$0.25	$0.35

Income Per Common Share – Diluted:
Net income	$3,782	$6,882	$10,954	$15,403

Weighted-average common shares outstanding	44,182	44,112	44,182	44,102
Weighted-average incremental shares related to vesting of nonvested shares	33	141	46	154
Weighted-average common shares outstanding and common share equivalents	44,215	44,253	44,228	44,256

Diluted income per share	$0.09	$0.16	$0.25	$0.35

Shares issuable which could potentially dilute basic EPS in the future include approximately 200,000 shares for vesting of nonvested shares.

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended June 30, 2015, the Company incurred no stock-based compensation expense. No shares were withheld to pay taxes on behalf of employees because no restricted stock units (RSUs) vested during the quarter. During the quarter ended June 30, 2014, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $16,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the quarter, which had a minimal effect on additional paid-in capital.

During the six months ended June 30, 2015, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $6,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the period, which had a minimal effect on additional paid-in capital. During the six months ended June 30, 2014, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $23,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the period, which had a minimal effect on additional paid-in capital.

There were no options granted during the six months ended June 30, 2015 and no nonvested shares granted during the six months ended June 30, 2015. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the six months ended June 30, 2015 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2015	519	46
Granted	-	-
Exercised and vested	-	(14)
Expired and forfeited	(87)	-
Outstanding at June 30, 2015	432	32

Options vested and expected to vest at June 30, 2015	432

Options exercisable at June 30, 2015	389

(8)	Income Taxes

During the three months ended June 30, 2015, the Company recorded a tax provision of $894,000 for U.S. federal income tax provision for the second quarter of 2015. During the three months ended June 30, 2014, the Company recorded no income tax expense.

During the six months ended June 30, 2015, the Company recorded $1,600,000 of net income tax benefit for U.S. federal income tax provision. This was substantially attributable to a reduction of a valuation allowance against the Company’s net deferred tax assets of approximately $2.5 million in the first quarter of 2015 (see below), as partially offset by the tax provision of $894,000 recorded in the second quarter of 2015. During the six months ended June 30, 2014, the Company recorded income tax expense of $55,000.

After reducing its valuation allowance by approximately $2.5 million during the six months ended June 30, 2015, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its remaining deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

(9)	Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

 The Company received a letter dated April 13, 2015, from counsel for Sigma Tau Pharma Ltd regarding the agreement dated November 9, 2009 (the “Agreement”) between the Company and Sigma-Tau Pharmaceuticals, Inc., Defiante Farmaceutica, S.A. and Sigma-Tau Finanzaria, S.P.A. (collectively “Sigma-Tau”). In its letter, Sigma-Tau alleges that it is entitled to offset $826,128 (the “Claim”) in rebate payments earned in the fourth quarter of 2014 and paid in the first quarter of 2015 that would otherwise be due the Company as royalty payments under the Agreement. Sigma-Tau claims that the offset represents the amount by which the net rebate exceeds the reserve for such payments on the balance sheet and is allowed pursuant to the Indemnity provisions of the Agreement. By letter dated April 28, 2015, the Company replied that the offset was not allowed under the Agreement, and that in any event, it was time-barred. Sigma-Tau is not asserting that there is any liability beyond an offset against royalties that are otherwise due.

Effective June 25, 2015, the Company and Sigma-Tau agreed to settle the Claim for $526,128. Sigma-Tau retained an amount equal to $826,128 that would, but for the Claim, be due and owing to the Company under the Agreement in the second quarter of 2015, but under the terms of the settlement agreed to pay to the Company $300,000 (the “Settlement Amount”), which is included in other current assets in the accompanying balance sheet. The Company agreed that upon receipt of such amount, it would not have a claim for $826,128 in royalties earned for the fourth quarter of 2014, provided that the Company maintains its right, upon written request to Sigma-Tau and through an independent accounting firm, to inspect the relevant records of Sigma-Tau at any time within the three-year period following the close of each calendar year for the purpose of verifying the accuracy of all payments or charges used to calculate royalties payable under the Agreement for such calendar year and to make a claim as a result of such inspection. The Company recorded the $300,000 as royalty revenue during the second quarter of 2015 and received such Settlement Amount on July 13, 2015.

On June 30, 2015, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of the Company’s common stock, payable on August 12, 2015 to stockholders of record as of July 21, 2015. Accordingly, the Company accrued approximately $22.1 million at June 30, 2015 as a liability for this dividend. On July 6, 2015, the Company was advised by NASDAQ that an ex-dividend date of August 13, 2015 has been established for this special cash dividend.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 71% and 85% of our total royalty revenues for the three months ended June 30, 2015 and 2014, respectively, and approximately 80% of the Company’s total royalty revenues for each of the six- month periods ended June 30, 2015 and 2014 and approximately 79% and 87% of the Company’s total royalty revenues for fiscal years 2014 and 2013, respectively.

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

Effective June 25, 2015, we settled a claim asserted by Sigma-Tau Pharmaceuticals, Inc,, Defiante Farmaceutica, S.A. and Sigma-Tau Finanzaria, S.P.A. (collectively “Sigma-Tau”) that it was entitled to offset $826,128 in rebate payments (the “Claim”) that would otherwise be due us as royalty payments under the agreement with Sigma-Tau, dated November 9, 2009 (the “Agreement”). Under the terms of the settlement, Sigma-Tau retained an amount equal to $826,128 that would, but for the Claim, be due and owing to us under the Agreement in the second quarter of 2015, but under the terms of the settlement agreed to pay us $300,000 (the “Settlement Amount”), which is included in other assets in our balance sheet at June 30, 2015. We agreed that upon receipt of such amount, we would not have a claim for $826,128 in royalties earned for the fourth quarter of 2014, provided that we maintains our right, upon written request to Sigma-Tau and through an independent accounting firm, to inspect the relevant records of Sigma-Tau at any time within the three-year period following the close of each calendar year for the purpose of verifying the accuracy of all payments or charges used to calculate royalties payable under the Agreement for such calendar year. We retained the right to make a claim as a result of such inspection. We recorded the $300,000 as royalty revenue during the second quarter of 2015 and received the Settlement Amount on July 13, 2015.

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to us under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  While we believe that an immunity fee is currently due and payable by Nektar and intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar.

We wound down our remaining research and development activities during 2013. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows, financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
Royalty revenue	$5.1	(34)	$7.7	$10.3	(38)	$16.7

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for approximately 71% and 85% of our total royalty revenues for the three months ended June 30, 2015 and 2014, respectively, and 80% of our total royalty revenues for each of the six-month periods ended June 30, 2015 and 2014. Royalty revenues from Merck have been declining and this trend is expected to continue. Merck has announced that its sales of PegIntron in the first half of 2015 decreased 50% to $108 million from $216 million in the first half of 2014.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Six Months Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
PEGINTRON royalties from:	2015	2014	Change	Change	2015	2014	Change	Change
US sales	$0.21	$0.63	$(0.42)	-67%	$0.50	$1.36	$(0.86)	-63%
Foreign sales - Europe	0.79	2.01	(1.22)	-61%	1.89	3.92	(2.03)	-52%
Foreign sales - Japan	0.43	0.91	(0.48)	-53%	1.27	1.80	(0.53)	-29%
Foreign sales - Other	1.99	3.04	(1.05)	-35%	4.43	6.30	(1.87)	-30%
Total	$3.42	$6.59	$(3.17)	-48%	$8.09	$13.38	$(5.29)	-40%

Miscellaneous Income

Miscellaneous income was $151,000 and $95,000 for the six-month and three-month periods ended June 30, 2015, respectively, and related, primarily, to sublease income.

Miscellaneous income was $63,000 and $31,000 for the six-month and three-month periods ended June 30, 2014, respectively, and related, primarily, to sublease income.

Operating Expenses:

 General and Administrative (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	% Change	2014	2015	% Change	2014
General and administrative	$0.52	(38)	$0.84	$1.11	(17)	$1.34

General and administrative expenses declined by $0.32 million, or 38%, to $0.52 million for the second quarter of 2015 from $0.84 million for the second quarter of 2014. The decrease in general and administrative expenses was, primarily, attributable to reduced costs for utilities and insurance.

General and administrative expenses decreased by approximately $.23 million or 17%, to approximately $1.11 million for the first half of 2015 from approximately $1.34 million for the first half of 2014. The decrease in expense is substantially attributable to the reduction in cost for utilities, consulting fees and contracted services, aggregating approximately $730,000. In the comparable period in the prior year, the Company had a one-time reduction in general and administrative expenses of $550,000, representing a recovery of a receivable previously written off, which had the effect of reducing general and administrative expenses during the first half of 2014. In addition, in the first half of 2014, the Company had a gain on the sale of fixed assets of $50,000, which reduced general and administrative expenses during that period. There was no comparable amounts in the first half of 2015.

Tax Benefit:

We incurred a tax expense of approximately $894,000 and realized a tax benefit of approximately $1.6 million, respectively, for the three and six-month periods ended June 30, 2015. This resulted from the partial reversal of a valuation allowance against our deferred tax assets, which provided approximately $2.5 million in tax benefit during the first quarter of 2015, as partially offset by a tax provision of approximately $900,000 in the second quarter of 2015. There were no corresponding amounts in the prior year’s comparable periods.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand, (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron) and (iii) anticipated rental income from our sublease to Axcellerate. While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron, together with our anticipated rental income from our sublease to Axcellerate and our cash on hand, after payment of the special dividend of approximately $22.1 million on August 13, 2015, will be sufficient to fund our operations, at least, through September 30, 2016. However, there can be no assurance that we will receive amounts of royalty revenues or rental income as anticipated.

Cash was $39.0 million as of June 30, 2015, as compared to $34.6 million as of December 31, 2014. The increase of approximately $4.4 million was primarily attributable to net cash provided by operating activities of approximately $8.9 million, as partially offset by cash used in financing activities of $4.4 million, almost all of which related to a dividend paid to shareholders in January 2015.

On July 6, 2015, NASDAQ advised us that an ex-dividend date of August 13, 2015 has been established for the $0.50 special cash dividend per share that was approved by the Company’s Board of Directors on June 30, 2015 and announced by the Company on July 2, 2015. The $0.50 special cash dividend per share is payable on August 12, 2015 to stockholders of record as of July 21, 2015. The amount of such dividend is expected to aggregate approximately $22.1 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2015, we were not involved in any SPE transactions.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases and license agreements with collaborative partners. There have been no material changes since December 31, 2014 with respect to our contractual obligations.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of June 30, 2015 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on a portion of our net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2015, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

·	Our Board of Directors may decide in the future to pursue a dissolution and liquidation of the Company.

·	We derive most of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

·	We may not be able to sustain profitability and we may incur losses over the next several years.

·	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our past clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

·	We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

·	We are party to license and other collaboration agreements that contain complex commercial terms that could result in disputes, litigation or indemnification liability that could cause the value of the Company and our assets and the market price of our common stock to decline.

·	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

·	The price of our common stock has been, and may continue to be, volatile.

·	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease over time, as well as our ability to manage expenses, including costs relating to our ongoing operations.

·	Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

·	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

·	The issuance of preferred stock may adversely affect rights of our common stockholders.

·	A small number of stockholders own a large percentage of our common stock and can influence the outcome of matters submitted to our stockholders for approval.

·	If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

·	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014, as updated in “Item 1A. Risk Factors” of our subsequent quarterly reports on Form 10-Q. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently hold no financial instruments.

We currently have no outstanding debt.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 5, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 7, 2015	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer,
Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

Dated: August 7, 2015	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

