Form 10-Q
period 2015-09-30
ENZON PHARMACEUTICALS INC
filed 2015-11-06
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Shares of Common Stock outstanding as of October 30, 2015: 44,182,407

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$20,255	$34,562
Other current assets	304	478
Total current assets	20,559	35,040
Deferred tax assets	848	-
Total assets	$21,407	$35,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$74	$181
Accrued expenses and other current liabilities	135	458
Accrued lease termination costs	4,552	-
Accrued dividends payable	-	4,417
Total current liabilities	4,761	5,056

Accrued rent liability	-	381

Total liabilities	4,761	5,437

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock - $.01 par value, authorized 170,000,000 shares; issued and outstanding 44,182,414 shares at September 30, 2015 and 44,174,456 shares at December 31, 2014	441	441
Additional paid-in capital	107,968	130,065
Accumulated deficit	(91,763)	(100,903)
Total stockholders’ equity	16,646	29,603
Total liabilities and stockholders’ equity	$21,407	$35,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Royalties	$3,766	$8,133	$14,068	$24,811
Miscellaneous income	73	31	224	94
Total revenues	3,839	8,164	14,292	24,905

Operating expenses:
General and administrative	213	571	1,312	1,915
Lease termination costs	4,552	-	4,552	-

Total operating expenses	4,765	571	5,864	1,915

Operating income (loss)	(926)	7,593	8,428	22,990

Other income (expense):
Other, net	-	-	-	61
Total other income	-	-	-	61

Income (expense) before income tax expense	(926)	7,593	8,428	23,051
Income tax expense (benefit)	888	1	(712)	56
Net income (loss)	$(1,814)	$7,592	$9,140	$22,995

Earnings (loss) per common share
Basic	$(0.04)	$0.17	$0.21	$0.52
Diluted	$(0.04)	$0.17	$0.21	$0.52

Weighted-average shares – basic	44,182	44,131	44,182	44,109
Weighted-average shares – diluted	44,182	44,239	44,214	44,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net income	$9,140	$22,995
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on disposal of fixed assets	-	(61)
Deferred tax benefit	(848)	-
Changes in operating assets and liabilities	3,915	(583)
Net cash provided by operating activities	12,207	22,351

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	152
Net cash provided by investing activities	-	152

Cash flows from financing activities:

Withholding taxes – stock based compensation	(6)	(30)
Common stock dividend	(26,508)	-
Net cash used in financing activities	(26,514)	(30)

Net (decrease) increase in cash and cash equivalents	(14,307)	22,473

Cash and cash equivalents at beginning of period	34,562	6,520

Cash and cash equivalents at end of period	$20,255	$28,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The Company also had previously received royalty revenues from licensing arrangement related to sales of Oncaspar and Adagen until the Company’s rights to receive royalties on sales of these products expired in 2014. In addition, the Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 83% and 77% of the Company’s total royalty revenues for the three months ended September 30, 2015 and 2014, respectively, and approximately80% and 79% of the Company’s total royalty revenues in each of the nine-month periods ended September 30, 2015 and 2014 and approximately 79% and 87% of the Company’s total royalty revenues for fiscal years 2014 and 2013, respectively.

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

In September 2013, the Company entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate Pharma, LLC (“Axcellerate”) (the “Sublease”), pursuant to which the Company subleases to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey (the “Premises”) and a share of related parking areas. The term of the Sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to the Company under the Sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The Sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

The Company’s premises located at 20 Kingsbridge Road, Piscataway, New Jersey (the “Premises”) are currently leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended, with the Landlord (the “Lease”). On September 11, 2015, the Company entered into an Assignment, Assumption and Release Agreement (the "Assignment Agreement") with Kingsbridge 2005, LLC (the "Landlord"), pursuant to which (i) the Company will assign to the Landlord all of the Company's right, title and interest in and all of its obligations under the Lease and the Sublease (the "Assignment") and (ii) the Landlord will accept the Assignment and will release the Company from all obligations (other than certain obligations for which the Company has received written notice of a claim from the Landlord within 90 days after the effectiveness of the Assignment) under the Lease, the Sublease (including the letter of credit held as security for the Sublease) and the Premises (the "Release") in exchange for the Company's payment of $4.5 million to the Landlord (the "Release Payment"). The amount of Release Payment has been accrued in the Company’s financial statements as of September 30, 2015.

The effectiveness of the Assignment Agreement is subject to the consent of the Landlord's mortgage lender. Accordingly, the Assignment, the Release and the Company's obligation to make the Release Payment will not become effective unless and until the Landlord's mortgage lender has provided its written consent to the Assignment Agreement. If the Landlord's mortgage lender does not provide its written consent on or before December 31, 2015, either the Company or the Landlord may terminate the Assignment Agreement and, upon such termination, neither party shall have any rights or obligations under the Assignment Agreement. Because management of the Company believes that it is probable that the Landlord’s mortgage lender’s approval will be obtained prior to the deadline, the Company has accrued the Release Payment, currently.

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

On July 16, 2014, Belrose provided written notice to Hisun asserting multiple breaches by Hisun of the Collaboration Agreement including failure to pay $450,000 of milestone payments. Belrose provided Hisun up to 60 days to cure the breaches. On September 16, 2014, Belrose notified Hisun and the Company that it was terminating the Collaboration Agreement and demanded the return of material related to PEG- SN38 and a royalty-free right to any Hisun patents related to PEG-SN38. Hisun responded on September 16, 2014 that they rejected Belrose’s assertion that Hisun had committed multiple breaches and requested that Belrose continue its performance of technology transfer under the Collaboration Agreement.

The Company received a letter dated April 13, 2015, from counsel for Sigma Tau Pharma Ltd regarding the agreement dated November 9, 2009 (the “Agreement”) between the Company and Sigma-Tau Pharmaceuticals, Inc., Defiante Farmaceutica, S.A. and Sigma-Tau Finanzaria, S.P.A. (collectively “Sigma-Tau”). In its letter, Sigma-Tau alleged that it was entitled to offset $826,128 (the “Claim”) in rebate payments earned in the fourth quarter of 2014 and paid in the first quarter of 2015 that would otherwise have been due the Company as royalty payments under the Agreement. Sigma-Tau claimed that the offset represented the amount by which the net rebate exceeded the reserve for such payments on the balance sheet and was allowed pursuant to the Indemnity provisions of the Agreement. By letter dated April 28, 2015, the Company replied that the offset was not allowed under the Agreement, and that in any event, it was time-barred. Sigma-Tau did not assert that there was any liability beyond an offset against royalties that were otherwise due.

Effective June 25, 2015, the Company and Sigma-Tau agreed to settle the Claim for $526,128. Sigma-Tau retained an amount equal to $826,128 that would, but for the Claim, be due and owing to the Company under the Agreement in the second quarter of 2015, but under the terms of the settlement agreed to pay to the Company $300,000 (the “Settlement Amount”). The Company agreed that upon receipt of such amount, it would not have a claim for $826,128 in royalties earned for the fourth quarter of 2014, provided that the Company maintains its right, upon written request to Sigma-Tau and through an independent accounting firm, to inspect the relevant records of Sigma-Tau at any time within the three-year period following the close of each calendar year for the purpose of verifying the accuracy of all payments or charges used to calculate royalties payable under the Agreement for such calendar year and to make a claim as a result of such inspection. The Company recorded the $300,000 as royalty revenue during the second quarter of 2015 and received such Settlement Amount on July 13, 2015.

In June 2015, the Company delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that the Company believes became payable to it under such agreement with respect to certain of the Company’s patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed the Company’s claim to an immunity fee.  On August 14, 2015, the Company filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. The motion is presently pending. While the Company believes that an immunity fee is currently due and payable by Nektar and intends to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that the Company will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of September 30, 2015.

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

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2015 and December 31, 2014 due to their short-term nature.

(5)	Supplemental Cash Flow Information

During the nine months ended September 30, 2015, the Company made federal income tax payments of $137,000 and no interest payments. There were no income tax or interest payments made during the nine months ended September 30, 2014.

(6)	Earnings (Loss) Per Common Share

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income (Loss) Per Common Share – Basic:
Net income (loss)	$(1,814)	$7,592	$9,140	$22,995

Weighted-average common shares outstanding	44,182	44,131	44,182	44,109

Basic income (loss) per share	$(0.04)	$0.17	$0.21	$0.52

Income (Loss) Per Common Share – Diluted:
Net income (loss)	$(1,814)	$7,592	$9,140	$22,995

Weighted-average common shares outstanding	44,182	44,131	44,182	44,109
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	-	108	32	145
Weighted-average common shares outstanding and common share equivalents	44,182	44,239	44,214	44,254

Diluted income (loss) per share	$(0.04)	$0.17	$0.21	$0.52

Shares issuable which could potentially dilute basic EPS in the future include approximately 32,000 shares for vesting of nonvested shares as of September 30, 2015.

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended September 30, 2015, the Company incurred no stock-based compensation expense. No shares were withheld to pay taxes on behalf of employees because no restricted stock units (RSUs) vested during the quarter. During the quarter ended September 30, 2014, the Company incurred no stock-based compensation expense. No shares were withheld to pay taxes on behalf of employees because restricted stock units (RSUs) vested during the quarter, which had a minimal effect on additional paid-in capital.

During the nine months ended September 30, 2015, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $6,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the period, which had a minimal effect on additional paid-in capital. During the nine months ended September 30, 2014, the Company incurred no stock-based compensation expense.

There were no options granted during the nine months ended September 30, 2015 and no nonvested shares granted during the nine months ended September 30, 2015. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the nine months ended September 30, 2015 and related balances outstanding as of that date are reflected below (in thousands):

	Stock	Nonvested
	Options	Shares
Outstanding at January 1, 2015	519	46
Granted	-	-
Exercised and vested	-	(14)
Expired and forfeited	(121)	-
Outstanding at September 30, 2015	398	32

Options vested and expected to vest at September 30, 2015	398

Options exercisable at September 30, 2015	356

(8)	Income Taxes

During the three months ended September 30, 2015, the Company recorded a tax provision of $888,000 for U.S. federal income tax provision for the third quarter of 2015. During the three months ended September 30, 2014, the Company recorded no income tax expense.

During the nine months ended September 30, 2015, the Company recorded $712,000 of net income tax benefit for U.S. federal income tax provision. This was substantially attributable to a reduction of a valuation allowance against the Company’s net deferred tax assets of approximately $2.5 million in the first quarter of 2015 (see below), as partially offset by the tax provision of $1.78 million recorded in the second and third quarters of 2015. During the nine months ended September 30, 2014, the Company recorded income tax expense of $56,000.

After reducing its valuation allowance by approximately $1.78 million during the nine months ended September 30, 2015, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its remaining deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

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

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 83% and 77% of our total royalty revenues for the three months ended September 30, 2015 and 2014, respectively, and approximately 80% and 79% of the Company’s total royalty revenues for each of the nine-month periods ended September 30, 2015 and 2014 and approximately 79% and 87% of our total royalty revenues for fiscal years 2014 and 2013, respectively.

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

In September 2013, we entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate Pharma, LLC (“Axcellerate”) (the “Sublease”), pursuant to which we sublease to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey (the “Premises”) and a share of related parking areas. The term of the Sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to us under the Sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The Sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

On September 11, 2015, we entered into an Assignment, Assumption and Release Agreement (the "Assignment Agreement") with Kingsbridge 2005, LLC (the "Landlord"), pursuant to which (i) we will assign to the Landlord all of the our right, title and interest in and all of our obligations under the Lease (as defined herein) and the Sublease (the "Assignment") and (ii) the Landlord will accept the Assignment and will release us from all obligations (other than certain obligations for which the we have received written notice of a claim from the Landlord within 90 days after the effectiveness of the Assignment) under the Lease, the Sublease (including the letter of credit held as security for the Sublease) and the Premises (the "Release") in exchange for our payment of $4.5 million to the Landlord (the "Release Payment"). The amount of Release Payment has been accrued in our financial statements as of September 30, 2015.

The effectiveness of the Assignment Agreement is subject to the consent of the Landlord's mortgage lender. Accordingly, the Assignment, the Release and the Company's obligation to make the Release Payment will not become effective unless and until the Landlord's mortgage lender has provided its written consent to the Assignment Agreement. If the Landlord's mortgage lender does not provide its written consent on or before December 31, 2015, either the Company or the Landlord may terminate the Assignment Agreement and, upon such termination, neither party shall have any rights or obligations under the Assignment Agreement. Because our management believes that it is probable that the Landlord’s mortgage lender’s approval will be obtained prior to the deadline, we have accrued the Release Payment, currently.

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

We received a letter dated April 13, 2015, from counsel for Sigma Tau Pharma Ltd regarding the agreement dated November 9, 2009 (the “Agreement”) between us and Sigma-Tau Pharmaceuticals, Inc., Defiante Farmaceutica, S.A. and Sigma-Tau Finanzaria, S.P.A. (collectively “Sigma-Tau”). In its letter, Sigma-Tau alleged that it was entitled to offset $826,128 (the “Claim”) in rebate payments earned in the fourth quarter of 2014 and paid in the first quarter of 2015 that would otherwise have been due to us as royalty payments under the Agreement. Sigma-Tau claimed that the offset represented the amount by which the net rebate exceeded the reserve for such payments on the balance sheet and was allowed pursuant to the Indemnity provisions of the Agreement. By letter dated April 28, 2015, we replied that the offset was not allowed under the Agreement, and that in any event, it was time-barred. Sigma-Tau did not assert that there was any liability beyond an offset against royalties that were otherwise due.

Effective June 25, 2015, we and Sigma-Tau agreed to settle the Claim, Pursuant to the terms of the settlement, Sigma-Tau retained an amount equal to $826,128 that would, but for the Claim, be due and owing to us under the Agreement in the second quarter of 2015, but under the terms of the settlement agreed to pay us $300,000 (the “Settlement Amount”). We agreed that upon receipt of such amount, we would not have a claim for $826,128 in royalties earned for the fourth quarter of 2014, provided that we maintain our right, upon written request to Sigma-Tau and through an independent accounting firm, to inspect the relevant records of Sigma-Tau at any time within the three-year period following the close of each calendar year for the purpose of verifying the accuracy of all payments or charges used to calculate royalties payable under the Agreement for such calendar year. We retained the right to make a claim as a result of such inspection. We recorded the $300,000 as royalty revenue during the second quarter of 2015 and received the Settlement Amount on July 13, 2015.

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to us under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, the we filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. The motion is presently pending. While we believe that an immunity fee is currently due and payable by Nektar and intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of September 30, 2015.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows, financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
Royalty revenue	$3.8	(53)	$8.1	$14.1	(43)	$24.8

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for approximately 83% and 77% of our total royalty revenues for the three months ended September 30, 2015 and 2014, respectively, and approximately 80% and 79% of our total royalty revenues for the nine months ended September 30, 2015 and 2014, respectively. Royalty revenues from Merck have been declining and this trend is expected to continue. Merck has announced that its sales of PegIntron in the first nine months of 2015 decreased 51% to $148 million from $300 million in the first nine months of 2014.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
PegIntron royalties from:	2015	2014	Change	Change	2015	2014	Change	Change
US sales*	$0.24	$1.05	$(0.81)	(77)%	$0.74	$2.41	$(1.67)	(69)%
Foreign sales - Europe	0.72	1.43	(0.71)	(50)%	2.61	5.35	(2.74)	(51)%
Foreign sales - Japan	0.38	1.51	(1.13)	(75)%	1.62	3.31	(1.69)	(51)%
Foreign sales - Other	1.83	2.31	(0.48)	(21)%	6.30	8.61	(2.31)	(27)%
Total	$3.17	$6.30	$(3.13)	(50)%	$11.27	$19.68	$(8.41)	(43)%

*	Our right to receive royalties on U.S. sales of PegIntron expires in 2016.

Miscellaneous Income

Miscellaneous income was $224,000 and $73,000 for the nine months and three months ended September 30, 2015, respectively, and related, primarily, to sublease income.

Miscellaneous income was $93,750 and $31,250 for the nine months and three months ended September 30, 2014, respectively, and related, primarily, to sublease income.

Operating Expenses:

General and Administrative (in millions of dollars):

	Three Months Ended September 30,			Nine months Ended September 30,
	2015	% Change	2014	2015	% Change	2014
General and administrative	$0.2	(67)	$0.6	$1.3	(32)	$1.9

General and administrative expenses decreased by $.4 million, or 67%, to $0.2 million for the third quarter of 2015 from $0.6 million for the third quarter of 2014. This decrease is primarily attributable to the write-off of accrued rent in connection with our lease termination.

General and administrative expenses decreased by approximately $.6 million or 32%, to approximately $1.3 million for the first nine months of 2015 from approximately $1.9 million for the first nine months of 2014. The decrease in expense is primarily attributable to the write-off of accrued rent in connection with our lease termination and, to a lesser extent, a decrease in utility costs. In the comparable period in the prior year, the Company had a one-time reduction in general and administrative expenses of $550,000, representing a recovery of a receivable previously written off, which had the effect of reducing general and administrative expenses during the first nine months of 2014. In addition, in the first nine months of 2014, the Company had a gain on the sale of fixed assets of $61,000, which reduced general and administrative expenses during that period. There were no comparable amounts in the first nine months of 2015.

Lease Termination Costs

In connection with the termination of our lease for our 20 Kingsbridge Road property, the effectiveness of which remains subject to the consent of the Landlord's mortgage lender, which we believe is probable, we accrued an aggregate of approximately $4,552,000 in the third quarter, primarily attributable to the one-time lump sum termination fee of $4.5 million agreed upon in assignment, assumption, and release agreement between us and Kingsbridge 2005, LLC and a severance payment of approximately $52,000.

Tax Benefit:

We incurred a tax expense of approximately $888,000 and realized a tax benefit of approximately $712,000, respectively, for the three and nine-month periods ended September 30, 2015. This resulted from the partial reversal of a valuation allowance against our deferred tax assets, which provided approximately $2.5 million in tax benefit during the first quarter of 2015, as partially offset by an aggregate tax provision of approximately $1,700,000 in the second and third quarters of 2015. There were no corresponding amounts in the prior year’s comparable periods.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron). While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron and our cash on hand, will be sufficient to fund our operations, at least, through December 31, 2016. However, there can be no assurance that we will receive amounts of royalty revenues as anticipated.

Cash was $20.3 million as of September 30, 2015, as compared to $34.6 million as of December 31, 2014. The decrease of approximately $14.3 million was primarily attributable to net cash provided by operating activities of approximately $12.2 million and cash used in financing activities of $26.6 million, almost all of which related to dividends paid to shareholders in January and August 2015.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2015, we were not involved in any SPE transactions.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases and license agreements with collaborative partners. Other than the the expected termination of our lease for our 20 Kingsbridge Road property, there have been no material changes since December 31, 2014 with respect to our contractual obligations.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of September 30, 2015 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on a portion of our net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2015, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain

Forward-Looking Information and Factors That May Affect Future Results

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 Legal Proceedings.

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to us under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, the we filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. The motion is presently pending. While we believe that an immunity fee is currently due and payable by Nektar and intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of September 30, 2015.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 5, 2015 (“2014 Form 10-K”).

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
10.1	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, by and among Enzon Pharmaceuticals, Inc. and Kingsbridge 2005, LLC	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 6, 2015	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer,
Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

Dated: November 6, 2015	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
10.1	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, by and among Enzon Pharmaceuticals, Inc. and Kingsbridge 2005, LLC	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

