Form 10-K
period 2015-12-31
ENZON PHARMACEUTICALS, INC.
filed 2016-03-21
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 0-12957

Enzon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Commerce Drive (Suite 135), Cranford, New Jersey	07016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 980-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
Senior A Junior Participating Preferred Stock Purchase Rights

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

☐  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the Common Stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $52,970,808 as of June 30, 2015, based upon the closing sale price on The NASDAQ Stock Market of $1.20 per share reported for such date. Shares of Common Stock held by each executive officer and director of the registrant as of June 30, 2015 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,214,603 shares of Common Stock issued and outstanding as of March 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than 120 days after December 31, 2015 to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2015 Annual Report on Form 10-K

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

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “we” or “us”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangement related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 80% of our total royalty revenues for each of the years ended December 31, 2015 and 2014.

We were previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs.   Beginning in December 2012, our Board of Directors, with outside consultants, began a review of the possible sale or disposition of one or more corporate assets or a sale of the Company. At that time, we suspended substantially all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders.   By April 2013, the review did not result in a definitive offer to acquire us or all or substantially all of our assets.   At the same time, we announced that our Board of Directors intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

Subsequently, the following significant events occurred:

In April 2013, pursuant to the terms of an asset purchase agreement, we sold to Belrose Pharma, Inc. (“Belrose”), all right, title and interest to our Customized PEGylation platform and related assets.

In October 2013, we terminated our License and Collaboration Agreement with Santaris Pharma A/S (“Santaris”) whereby we returned to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.

In March 2014, we entered into a novation agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") and Belrose (the “Novation Agreement”), pursuant to which the parties confirmed the novation of our Collaboration Agreement with Hisun to Belrose. As a consequence of the Novation Agreement, we received a gross amount of $550,000 from Hisun, the amount of a receivable previously written off, and paid $249,565 to Belrose. The recording of these transactions resulted in a net reduction of general and administrative expense of $300,435 in 2014.

We received a letter dated April 13, 2015, from counsel for Sigma Tau Pharma Ltd regarding the agreement dated November 9, 2009 (the “Agreement”) between us and Sigma-Tau Pharmaceuticals, Inc., Defiante Farmaceutica, S.A. and Sigma-Tau Finanzaria, S.P.A. (collectively “Sigma-Tau”). In its letter, Sigma-Tau alleged that it was entitled to offset $826,128 (the “Claim”) in rebate payments earned in the fourth quarter of 2014 and paid in the first quarter of 2015 that would otherwise have been due us as royalty payments under the Agreement. Sigma-Tau claimed that the offset represented the amount by which the net rebate exceeded the reserve for such payments on the balance sheet and was allowed pursuant to the Indemnity provisions of the Agreement. By letter dated April 28, 2015, we replied that the offset was not allowed under the Agreement, and that in any event, it was time-barred. Sigma-Tau did not assert that there was any liability beyond an offset against royalties that were otherwise due.

Effective June 25, 2015, Sigma-Tau and we agreed to settle the Claim for $526,128. Sigma-Tau retained an amount equal to $826,128 that would, but for the Claim, be due and owing to us under the Agreement in the second quarter of 2015, but under the terms of the settlement agreed to pay to us $300,000 (the “Settlement Amount”). We agreed that upon receipt of such amount, we would not have a claim for $826,128 in royalties earned for the fourth quarter of 2014, provided that we maintain our right, upon written request to Sigma-Tau and through an independent accounting firm, to inspect the relevant records of Sigma-Tau at any time within the three-year period following the close of each calendar year for the purpose of verifying the accuracy of all payments or charges used to calculate royalties payable under the Agreement for such calendar year and to make a claim as a result of such inspection. We recorded the $300,000 as royalty revenue during the second quarter of 2015 and received such Settlement Amount on July 13, 2015.

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. The Company currently intends to appeal this dismissal. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of December 31, 2015.

On February 4, 2016, we entered into (i) an agreement (the “Surrender and Release Agreement”) with Kingsbridge 2005, LLC (the “Landlord”) and Axcellerate Pharma, LLC (the “Subtenant”) and (ii) a letter agreement with the Landlord (the “Letter Agreement”). Pursuant to the Surrender and Release Agreement, (i) the Company’s lease agreement with the Landlord, dated as of April 1, 1995, as amended (the “Prime Lease”), terminated effective as of February 4, 2016 (the “Termination Date”) and (ii) the Company’s amended and restated sublease agreement with the Subtenant, dated as of November 13, 2013 (the “Sublease”) became a direct lease between the Landlord and the Subtenant effective as of the Termination Date. Pursuant to the Letter Agreement, from and after the Termination Date, the Landlord has agreed to perform all of the Company’s obligations under the Sublease, the Landlord has waived all claims against the Company in connection with the Prime Lease, the Sublease or the premises at 20 Kingsbridge Road, Piscataway, New Jersey (the “Premises”) and the Landlord has released us from all liability in connection with the Prime Lease and the Sublease and, in exchange therefor, on the Termination Date, we paid $4.25 million to the Landlord’s mortgage lender and approximately $204,000 to the Landlord (together, the “Release Payments”).

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The term of the agreement will continue until February 28, 2017. Under the agreement, in exchange for our right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209.

We wound down our remaining research and development activities during 2013 and we have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

Plan of Dissolution

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company does not currently believe that the SEC is likely to grant such relief to the Company this year. Accordingly, after further consideration, our Board of Directors has determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect the Company’s corporate existence to continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. Our future royalty revenues are forecasted to aggregate approximately $29 million from the beginning of 2016 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

ROYALTIES

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangement related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. PegIntron has been the largest source of our royalty income. Royalty revenues from sales of PegIntron accounted for approximately 80% of our total royalty revenues in each of the years ended December 31, 2015 and 2014.

DRUG PRODUCT	PRIMARY OR TARGET INDICATIONS	DRUG MARKETER	ROYALTY EXPIRATION
PegIntron (peginterferon alfa-2b) Sylatron (peginterferon alfa 2b)	Chronic hepatitis C Melanoma	Merck	U.S.– 2016 Europe – 2018 Japan – 2021 Rest of world – varies by country

Macugen (pegaptanib sodium injection)	Neovascular (wet) age-related macular degeneration	Valeant Pharmaceuticals Inc. (“Valeant”) and Pfizer Inc.	Expired in U.S. – 2014 Great Britain – 2014 Rest of world – 2018

CIMZIA (certolizumab pegol)	Crohn’s disease, rheumatoid arthritis	UCB Pharma	Expired in U.S. – 2014 Great Britain – 2014 Rest of world – 2018

Oncaspar (PEG-L-apsaraginase)	Acute lymphoblastic leukemia	Sigma Tau	Expired in 2014

Adagen (PEG-adenosine deaminase)	Severe combined immunedeficiency	Sigma Tau	Expired in 2014

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

Sales of PegIntron have been in decline since 2008. Products that compete with PegIntron have been and potentially will be introduced by other drug manufacturers. Hoffmann-La Roche’s PEGASYS, a competing PEGylated interferon alfa, has resulted in significant competitive pressure on PegIntron sales in the U.S. and all international markets. PEGASYS has taken market share away from PegIntron and the overall market for PEGylated alpha-interferon for the treatment of hepatitis C has been contracting. As a result, sales of PegIntron in certain markets where it competes with PEGASYS and the royalties we receive on those sales have declined. On December 6, 2013, the U.S. Food and Drug Administration (FDA) approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. On October 10, 2014, the FDA approved Gilead’s Harvoni (ledipasvir/sofosbuvir), the first once-daily single tablet regimen for the treatment of genotype 1 chronic hepatitis C infection, eliminating the need for interferon and ribavirin. On November 18, 2014, the European Commission granted marketing authorization for Harvoni. On December 19, 2014, the FDA approved Abbvie’s all-oral treatment for hepatitis C, and on January 16, 2015, the European Commission granted marketing authorization for this treatment. The adoption of Sovaldi and other oral treatments for hepatitis C has had a negative impact on PegIntron revenues and we expect continued declines in PegIntron revenues. Furthermore, there are several other novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C, which either include or eliminate combination with pegylated interferon. It is possible that this research could lead to other competing products.

We have out-licensed our proprietary PEGylation and single-chain antibody, or SCA, technologies on our own and through agreements with Nektar and Micromet AG (“Micromet”). Micromet was acquired by Amgen in 2012. Under our Cross-License and Option Agreement with Nektar, Nektar had the lead role in granting sublicenses for certain of our PEGylation patents and we receive royalties on sales of any approved product for which a sublicense has been granted. Effective in January 2007, Nektar’s right to grant additional sublicenses is limited to a certain class of PEGylation patents. Existing sublicenses granted by Nektar prior to January 2007 were unaffected by this change in Nektar’s rights. Currently, we are aware of five third-party products for which Nektar has granted sublicenses to our PEGylation technology, including Valeant/Pfizer’s Macugen, UCB’s CIMZIA, Affymax and Takeda’s OMONTYS, Hoffmann-La Roche’s PEGASYS and an undisclosed Pfizer product. Our U.S. rights to receive royalties under our agreement with Nektar relating to CIMZIA, Macugen and OMONTYS expired in 2014. After the expiration of our sublicensed patents, we believe we are entitled to lesser immunity fees on a country-by-country and product-by-product basis for up to twelve years from the date of first sale of these drugs. Nektar has contested our right to receive an immunity fee and we are currently in litigation in connection in connection with this issue.

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

PegIntron

PegIntron, marketed by Merck, competes directly with Hoffmann-La Roche’s PEGASYS. Merck and Hoffmann-La Roche have been the major competitors in the global interferon alfa market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively, and the PEGylated interferon-based combination therapy is a highly competitive market. On December 6, 2013, the U.S. Food and Drug Administration (FDA) approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. On October 10, 2014, the FDA approved Gilead’s Harvoni (ledipasvir/sofosbuvir), the first once-daily single tablet regimen for the treatment of genotype 1 chronic hepatitis C infection, eliminating the need for interferon and ribavirin. On November 18, 2014, the European Commission granted marketing authorization for Harvoni. On December 19, 2014, the FDA approved Abbvie’s all-oral treatment for hepatitis C, and on January 16, 2015, the European Commission granted marketing authorization for this treatment. We expect that the adoption of oral treatments for hepatitis C will have a negative impact on PegIntron revenues. Furthermore, there are several other novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C, which either include or eliminate combination with pegylated interferon. It is possible that this research could lead to other competing products.

Sylatron

PegIntron was approved for melanoma in March 2011 under the brand name Sylatron®. Merck competes with marketed drugs sold by Bayer and by Bristol-Myers Squibb.

Macugen

Macugen, marketed by Valeant and Pfizer Inc., currently competes against several other therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD). Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Our rights to receive royalties on sales of Macugen expired in the U.S. and Great Britain in 2014. We believe we continue to be entitled to receive an immunity fee for sales of Macugen.

CIMZIA

CIMZIA, which is marketed by UCB, currently competes against therapies for the treatment of moderate to severe rheumatoid arthritis and Crohn’s disease. CIMZIA is a biologic medicine that counteracts tumor necrosis factor (or TNF), which promotes inflammation of the joints in rheumatoid arthritis. Other TNF inhibitors approved for the treatment of rheumatoid arthritis include etanercept, infliximab, adalimumab, and golimumab. Infliximab and adalimumab are also used in the treatment of Crohn’s disease. Both diseases also have additional approved treatments that are not TNF inhibitors, as well as other treatments in various stages of preclinical or clinical testing. If approved, these treatments would also compete with CIMZIA. Our rights to receive royalties on sales of CIMZIA expired in the U.S. and Great Britain in 2014. We believe we continue to be entitled to receive an immunity fee for sales of Cimzia.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have an extensive portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. Of the patents owned or exclusively licensed by us, one relates to PegIntron. The patent related to PegIntron (peginterferon alfa-2b) expired in 2015 in the U.S. and internationally in 2018 (including any patent term extensions). Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

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

EMPLOYEES AND EXECUTIVE OFFICERS

As of December 31, 2015, we had one employee. As of the date of this report we have no employees. Our former sole employee was not covered by a collective bargaining agreement. Our former sole employee is covered by a confidentiality agreement.  We consider our relations with our former sole employee to be good. Our executive officers provide services to us on a consulting basis.

There were no changes in management during 2015. Our Interim Principal Executive Officer and Principal Financial Officer provide their services as consultants.

On March 18, 2016, George W. Hebard III tendered his resignation as Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary of the Company effective March 31, 2016.

On March 18, 2016, the Board of Directors of the Company appointed Andrew Rackear as Chief Executive Officer and Secretary of the Company effective March 31, 2016.

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

Risks Relating to the Proposed Dissolution and Liquidation

The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution, pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company does not currently believe that the SEC is likely to grant such relief to the Company this year. Accordingly, after further consideration, our Board of Directors has determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

The amount we distribute to our stockholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be substantially less than estimated.

At present, we cannot determine with certainty the amount of any liquidating distribution to our stockholders if the Plan of Liquidation and Dissolution is implemented. The amount of cash ultimately distributed to our stockholders in any liquidating distribution pursuant to the Plan of Liquidation and Dissolution depends on, among other things, the amount of our liabilities, obligations and expenses and claims against us, and the amount of the reserves that we establish during the liquidation process. Estimates of these amounts may be inaccurate. Factors that could impact these estimates include the following: (i) if any of the estimates regarding the Plan of Liquidation and Dissolution, including the expenses to satisfy outstanding obligations, liabilities and claims during the liquidation process, are inaccurate, (ii) if litigation is brought against us or our directors and officers, if unforeseen claims are asserted against us, we will have to defend or resolve such claims or establish a reasonable reserve before making distributions to our stockholders, (iii) if the estimates regarding the expenses to be incurred in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are inaccurate and (iv) if we continue to incur significant expenses related to ongoing reporting obligations.

Risks Relating to the Company and its Operations

We derive most of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

We derive most of our royalty revenues from continued sales of PegIntron, which is marketed by Merck.   Royalty revenues from sales of PegIntron accounted for approximately 80% of our total royalty revenues in each of the years ended December 31, 2015 and 2014. Sales of PegIntron have been in decline since 2008. As a consequence, a continued decline in the sales of PegIntron could adversely affect our operating results and financial position. Merck reported that its worldwide sales of PegIntron declined 52% to $182 million in 2015 compared with to $381 million in 2014, driven by lower volumes in most regions as the availability of new therapeutic options has resulted in loss of market share or led to patient treatment delays in markets anticipating the availability of new therapeutic options. We cannot assure you that Merck will continue to generate sales of PegIntron at levels that would enable us to receive royalties in amounts that are comparable with the amounts of royalties that we have received in recent years. The amount and timing of resources dedicated by Merck to the marketing of PegIntron is not within our control. Our royalty revenues will be negatively affected if sales of PegIntron are limited for any reason, including if Merck cannot market PegIntron effectively as a result of competitive, manufacturing, regulatory or other issues.

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

On December 6, 2013, the FDA approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. On October 10, 2014, the FDA approved Gilead’s Harvoni (ledipasvir/sofosbuvir), the first once-daily single tablet regimen for the treatment of genotype 1 chronic hepatitis C infection, eliminating the need for interferon and ribavirin. On November 18, 2014, the European Commission granted marketing authorization for Harvoni. On December 19, 2014, the FDA approved Abbvie’s all-oral treatment for hepatitis C, and on January 16, 2015, the European Commission granted marketing authorization for this treatment. The adoption of Sovaldi and other oral treatments for hepatitis C has had a negative impact on PegIntron revenues and we expect continued declines in PegIntron revenues. There are several novel agents in various stages of preclinical and clinical development for the treatment of hepatitis C, which either include or eliminate combination with pegylated interferon-based therapies. It is possible that this research could lead to other competing products.

We may not receive an Immunity Fee from Nektar for the sale of certain products

In June 2015, we delivered notice to Nektar that it had breached our Cross-License and Option Agreement with us by failing to pay an immunity fee that we believe is due and payable under the Agreement. On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. We currently intend to appeal this dismissal. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar.

We may not be able to sustain profitability and we may incur losses over the next several years.

We have incurred losses in the past and have limited sources of revenues. Our revenues and operating results will likely fluctuate in future periods due to variations in our royalty revenues, which are expected to decline rapidly. We expect to continue to incur operating expenses.

Our rights to receive royalties on sales of PegIntron and sales of other drug products will eventually expire and we currently do not intend on acquiring new sources of royalty revenues.

Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country.   Currently, expirations of our right to receive royalties on sales of PegIntron are expected to occur in 2016 in the U.S., 2018 in Europe and 2019 in Japan.   Other than our rights to received immunity fees, our rights to receive royalties under our agreement with Nektar relating to CIMZIA and Macugen expired in 2014 in the U.S. and Great Britain and will expire as late as 2018 in other countries outside the U.S. In addition, our rights to receive royalties on sales of Oncaspar and Adagen expired in 2014. We currently do not intend to acquire new sources of royalty revenues.   As a result, following expirations of our rights to receive royalties on sales of PegIntron and sales of other drug products, we may not have sufficient revenues to continue operations.

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

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOL carryforwards. To preserve our ability to utilize NOLs in the future without a Section 382 limitation, our Board of Directors adopted a Section 382 rights plan on April 30, 2014, which would be triggered upon certain transfers of our securities. There can be no assurance that we will not undergo an ownership change within the meaning of Section 382. See Note 16 to our Financial Statements, included in Item 8 in this document.

We have reallocated certain employment responsibilities and outsourced certain corporate functions, which make us more dependent on third-parties to perform these corporate functions.

We have outsourced certain corporate functions, which make us more dependent on third-parties for the performance of these functions. In addition, this reduction in our workforce has had a negative impact on our ability to maintain effective internal control over financial reporting and effective disclosure controls and procedures. To the extent that we are unable to effectively reallocate employee responsibilities, retain key officers and employees as consultants, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to manage the operations of our business effectively could be compromised.

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

The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease sharply over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

In April 2013, we announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. In June and December 2013, respectively, the Company paid special dividends of $1.60 and $0.45 per share. On December 5, 2014, our Board of Directors declared a special cash dividend of $0.10 per share, which was paid on January 28, 2015. In addition our Board of Directors declared dividends of $0.50 and $0.25 per share on July 2, 2015 and December 2, 2015, respectively. Such dividends were paid on August 12, 2015 and December 14, 2015, respectively. The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, and therefore our Board of Directors could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and our ability to manage expenses, including costs relating to our ongoing operations. Our future revenues from existing royalties are expected to decrease sharply over the next several years (and eventually cease altogether) due to eventual expirations over time of our right to receive royalties under the terms of our existing licensing arrangements. Future revenues from existing royalties may also decline due to decreases in the sales of the drug products for which we have the right to receive royalties. There is no assurance that we will have sufficient royalty revenues to be able to pay dividends in the future. Moreover, if we file a Plan of Dissolution, the applicable Delaware court may impose limitations on our ability to declare dividends prior to the final dissolution of the Company. Any inability to pay dividends could cause the market price of our common stock to decline significantly

Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the market price of our common stock. As of December 31, 2015, we had 44,214,603 shares of common stock outstanding. As of that date, the following securities that may be exercised for, or are convertible into, shares of our common stock were outstanding:

•	Options. Stock options to purchase 0.5 million shares of our common stock at a weighted average exercise price of approximately $3.65 per share.

•	Restricted stock units. Approximately 45,000 shares of our common stock are issuable in respect of outstanding restricted stock units held by officers, employees and directors.

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

Further, we have in place a Section 382 rights plan, commonly known as a “poison pill”, that our Board of Directors adopted in April 2014 in an effort to preserve the value of our net operating loss carryforwards. The provisions described above, our Section 382 rights plan and provisions of Delaware corporate law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities, or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price.  (See Note 16 to our financial statements, included in Item 8, in this document.)

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

A small number of our stockholders own a large percentage of our common stock and can therefore influence the outcome of matters submitted to our stockholders for approval. Based on information known to us as of the date of this report, our four largest stockholders collectively control approximately 32.7% of our outstanding common stock. As a result, these stockholders collectively have the ability to influence the outcome of matters submitted to our stockholders for approval. These stockholders may support proposals and actions with which you may disagree. The concentration of ownership could also delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could cause the market price of our common stock to decline.

If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock may lose value and our common stock could be delisted from NASDAQ due to several factors or a combination of such factors. While our common stock is currently listed on The NASDAQ Stock Market, there can be no assurance that we will be able to maintain such listing. To maintain the listing of our common stock on The NASDAQ Stock Market, we are required to meet certain listing requirements, including, among others, a requirement to maintain a minimum closing bid price of $1.00 per share. If our common stock trades below the $1.00 minimum closing bid price requirement for 30 consecutive business days or if we do not meet other listing requirements, we may be notified by NASDAQ of non-compliance. On November 11, 2015, we received a notice from Nasdaq, indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer meet the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until May 9, 2016, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our common stock will be subject to delisting.

The Notice does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market. The Company intends to monitor the closing bid price of the Company’s common stock and consider its available options in the event that the closing bid price of the Company’s common stock remains below $1 per share. There can be no assurance that the Company will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other listing requirements. As of the date of this report we have not regained compliance. There can be no assurance that we would pursue a reverse stock split or be able to obtain the approvals necessary to effect a reverse stock split. In addition, there can be no assurance that, following any reverse stock split, the per share trading price of our common stock would remain above $1.00 per share or that we would be able to continue to meet other listing requirements. If our common stock is delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell their shares of our common stock could be limited. In addition, our common stock could be subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact our market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock. Accordingly, a delisting of our common stock from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the loss of institutional investor interest.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Effective March 1, 2016, pursuant to an office service agreement, we occupy the following office space:

Location	Principal Use	Approx. Square Footage	Approx. Annual Rent	Expiration

20 Commerce Drive (Suite 135), Cranford, NJ	Executive offices	500	$15,000	February 28, 2017

We believe that the above office space is generally adequate for our present and anticipated future needs.

In February 2016, we terminated our Prime Lease and Sublease and, effective March 1, 2016, we entered into an office service agreement for new office space, as shown, above. See Item 1. Business.

We currently own no real property.

Item 3. Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of our business. Other than as described below, there is currently no pending material litigation to which we are a party or to which any of our property is subject.

In June 2015, we delivered notice to Nektar asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to us under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the complaint. The Company currently intends to appeal this dismissal. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of December 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the trading symbol “ENZN”.

The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2015 and December 31, 2014 as reported by The NASDAQ Stock Market. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2015
First Quarter (1)	$1.25	$0.90
Second Quarter	1.88	1.04
Third Quarter(2)	1.82	0.91
Fourth Quarter (3)	1.10	0.57

Year Ended December 31, 2014
First Quarter	$1.29	$0.78
Second Quarter	1.18	0.80
Third Quarter	1.83	1.02
Fourth Quarter	1.22	0.86

(1)	On January 28, 2015, we paid a special cash dividend of $0.10 per share of common stock.
(2)	On August 12, 2015, we paid a special cash dividend of $0.50 per share of common stock.
(3)	On December 29, 2015, we paid a special cash dividend of $0.25 per share of common stock.

Holders

As of March 11, 2016, there were 1,023 holders of record of our common stock.

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

On December 8, 2014, we were advised by NASDAQ that an ex-dividend date of January 8, 2015 had been established for the $0.10 special cash dividend per share that was announced by the Company on December 5, 2014. This special cash dividend per share was paid on January 28, 2015 to stockholders of record as of January 12, 2015.

On July 6, 2015, we were advised by NASDAQ that an ex-dividend date of August 13, 2015 had been established for the $0.50 special cash dividend per share that was announced by the Company on July 2, 2015. This special cash dividend was paid on August 12, 2015 to stockholders of record as of July 21, 2015.

On December 2, 2015, the Board declared a special cash dividend of $0.25 per share of common stock. This special cash dividend was paid on December 29, 2015 to stockholders of record as of December 14, 2015.

Repurchase of Equity Securities

Common Stock

In December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2015 amounts to 16,174,578 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased in 2015 and 2014.

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

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 80% of our total royalty revenues in each of the years ended December 31, 2015 and 2014.

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

In September 2013, we entered into a sublease agreement, which was amended and restated in November 2013, with Axcellerate, pursuant to which we sublease to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The term of the sublease commenced on November 14, 2013 and will expire on July 30, 2021. The monthly fixed rent payable by Axcellerate to us under the sublease is as follows: (i) in year one, $10,417, (ii) in year two, $15,625, (iii) in year three, $20,833, (iv) in year four, $26,042 and (v) in each of years five through eight, $35,000. The sublease also provides for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate

In October 2013, we terminated our License and Collaboration Agreement with Santaris, whereby we returned to Santaris the rights to molecules utilizing LNA technology including the mRNA antagonists targeting Hypoxia-Inducible Factor-1 alpha (HIF-1 alpha), the Androgen Receptor (AR), HER3, and Beta-catenin.

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

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to it under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the complaint. The Company currently intends to appeal this dismissal. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of December 31, 2015.

On February 4, 2016, we entered into (i) an agreement (the “Surrender and Release Agreement”) with Kingsbridge 2005, LLC (the “Landlord”) and Axcellerate Pharma, LLC (the “Subtenant”) and (ii) a letter agreement with the Landlord (the “Letter Agreement”). Pursuant to the Surrender and Release Agreement, (i) the Company’s lease agreement with the Landlord, dated as of April 1, 1995, as amended (the “Prime Lease”), terminated effective as of February 4, 2016 (the “Termination Date”) and (ii) the Company’s amended and restated sublease agreement with the Subtenant, dated as of November 13, 2013 (the “Sublease”) became a direct lease between the Landlord and the Subtenant effective as of the Termination Date. Pursuant to the Letter Agreement, from and after the Termination Date, the Landlord has agreed to perform all of the Company’s obligations under the Sublease, the Landlord has waived all claims against the Company in connection with the Prime Lease, the Sublease or the premises at 20 Kingsbridge Road, Piscataway, New Jersey (the “Premises”) and the Landlord has released us from all liability in connection with the Prime Lease and the Sublease and, in exchange therefor, on the Termination Date, we paid $4.25 million to the Landlord’s mortgage lender and approximately $204,000 to the Landlord (together, the “Release Payments”). The Release Payments were recorded in 2015.

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The term of the agreement will continue until February 28, 2017. Under the agreement, in exchange for our right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209.

We wound down our remaining research and development activities during 2013. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

Plan of Dissolution

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution, pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company does not currently believe that the SEC is likely to grant such relief to the Company this year. Accordingly, after further consideration, our Board of Directors has determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect the Company’s corporate existence to continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. The Company’s future royalty revenues are forecasted to aggregate approximately $29 million from the beginning of 2016 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

Results of Operations (in millions of dollars):

	For the Year Ended December 31,
	2015	2014
Revenues:
Royalties	$17.3	$31.0
Miscellaneous income	.2	.2
Total revenues	17.5	31.2
Operating expenses:
General and administrative	2.2	2.4
Lease termination	4.5	-
Operating income	10.8	28.8
Other income, net	-	.1
Income tax (expense) benefit	10.8	(.1)
Net income	$21.6	$28.8

Overview

The following table summarizes our royalties earned in 2015 and 2014:

Royalty Revenues (in millions of dollars):

	For the Year Ended December 31,
		%
	2015	Change	2014

Royalty revenue	$17.3	(44)	$31.0

PegIntron royalties from (in millions of dollars):

 Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron accounted for approximately 80% of our total royalty revenues in both 2015 and 2014. The following table summarizes our PegIntron royalties earned in 2015 and 2014:

	For the Year Ended December 31,
		%
	2015	Change	2014

U.S. sales	$1.2	(60)	$3.0

Foreign sales – Europe	3.2	(51)	6.5

Foreign sales – Japan	1.8	(62)	4.7

Foreign sales – Other	7.7	(27)	10.5

Total	$13.9		$24.7

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

Royalty revenues decreased approximately 43% in 2015 compared to 2014. This was driven by a 44% decrease in royalties on PegIntron and smaller decreases in royalties from Nektar and Sigma Tau. Merck reported that its worldwide sales of PegIntron declined 52% to $182 million in 2015 compared with 2014, driven by lower volumes in most regions as the availability of new therapeutic options has resulted in loss of market share or led to patient treatment delays in markets anticipating the availability of new therapeutic options.

Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. We derive most of our royalty revenues from sales of PegIntron, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Currently, our rights to receive royalties from sales of PegIntron are scheduled to expire in 2016 in the U.S., 2018 in Europe and 2019 in Japan.

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

Miscellaneous Income

Miscellaneous income includes rental receipts totaling approximately $0.2 million and $0.1 million in 2015 and 2014, respectively, in connection with the sublease of unused manufacturing and excess office facilities for which we had ongoing lease commitments. The underlying rental expense is reflected in general and administrative expense. On September 26, 2013 and as restated and amended on November 13, 2013, we entered into an Agreement of Sublease with Axcellerate Pharma, LLC (“Axcellerate”) pursuant to which we sublet to Axcellerate a portion of our premises consisting of approximately 30,000 rentable square feet of the building located at 20 Kingsbridge Road, Piscataway, New Jersey and a share of related parking areas. The underlying rental payments are reflected in miscellaneous income. In February 2016, we terminated this sublease and the related prime lease after paying lease termination fees aggregating approximately $4.5 million.

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

General and Administrative Expenses (in millions of dollars):

	For the Year Ended December 31,
		%
	2015	Change	2014

General and administrative expenses	$2.2	(8.3)	$2.4

For the year ended December 31, 2015, general and administrative expenses were $2.2 million, down 8% from $2.4 million in the prior year. The change in 2015 from 2014 was primarily from reductions in consulting fees.

For the year ended December 31, 2014, general and administrative expenses were $2.4 million, down 73% from the prior year. The change in 2014 from 2013 was due to the reduction in force and lower contractor services, insurance, rent, stock compensation expense, depreciation, and auditing/accounting fees.

Lease Termination Costs

In 2015, included in general and administrative expenses, is an accrual of an aggregate of approximately $4,506,000, primarily attributable to the one-time lump sum termination fee of approximately $4.5 million agreed upon in assignment, assumption, and release agreement between us and Kingsbridge 2005, LLC and a severance payment of approximately $52,000 in connection with the termination of our lease for our 20 Kingsbridge Road property that was concluded in February 2016. There was no comparable expense in 2014. Other general and administrative expenses consist primarily of consulting fees, salaries and benefits for support functions; outside professional services for accounting, audit, tax, legal, and financing activities; patent filing fees and facilities costs in 2015 and 2014.

Restructuring

In December 2012, we made an announcement that contemplated a reduction in our workforce of approximately 15-20 employees and in March 2013, we announced a plan to further reduce our workforce from 19 employees to 12 employees. By December 31, 2014, we had one employee.

During 2015 and 2014, we incurred no restructuring charges. In 2014, we had cash expenditures of approximately $555,000 paid for sublease payments and severance payments to two employees in 2014.

Other Income

There was no other income for the year ended December 31, 2015. In 2014 other income, net, was $61,000 and related to a gain on sale of assets.

Income Taxes

We incurred a tax expense of approximately $274,000 and realized a tax benefit of approximately $10.8 million for the year ended December 31, 2015. This resulted from the partial reversal of a valuation allowance against our deferred tax assets, which provided approximately $11.1 million in tax benefit during 2015, as partially offset by an aggregate tax provision of approximately $300,000 in 2015. At the end of 2015, the Company has decided to reduce its valuation allowance based on the Company’s taxable income projections and assumptions. Specifically, the Company has projected income of approximately $29.4 million related to receipt of royalty revenue. The Company believes that its expenses will be minimal and the receipt of such revenue is likely.

These projections and beliefs are based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which these forecasts and beliefs are based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

Income tax expense in 2014 was $56,000.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron). While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron will be sufficient to fund our operations, at least, through March 31, 2017. However, our future royalty revenues are expected to decrease sharply over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

Cash provided by operating activities represents net income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during 2015 was $14.7 million, as compared to cash provided by operating activities of $32.3 million in 2014. The decrease was due, primarily to the $7.2 million decrease in net income as adjusted by the non-cash deferred tax benefit of $11.1 million as partially offset by an increase of lease termination costs of $4.5 million.

Cash provided by investing activities amounted to $0 in 2015 as compared to cash provided by investing activities in 2014 of $151,000.

Cash used in financing activities in 2015 amounted to $37.6 million compared with $4.4 million in 2014. This increase was almost entirely attributable to the payments of approximately $37.6 million of dividends on our common stock that were paid in January, August and December 2015. In the earlier year the most significant use was the accrual of approximately $4.4 million of dividends on our common stock that were declared in December 2014 and paid in January 2015.

The net effect of the foregoing was a decrease of cash of $22.9 million, from $34.6 million at December 31, 2014 to $11.7 million at December 31, 2015.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2015, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S, GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2015 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2015, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Item 8. Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-27 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2015 our internal control over financial reporting was effective based on those criteria.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

/s/ George W. Hebard III	/s/ Richard L. Feinstein
George W. Hebard III	Richard L. Feinstein
Interim Principal Executive Officer,	Vice President-Finance and
Interim Chief Operating Officer and Secretary	Principal Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

March 21, 2016	March 21, 2016

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

We will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2015 to include the information required by this Item 10.

Item 11. Executive Compensation

We will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2015 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2015 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2015 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

We will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2015 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(11)
2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(22)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(15)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(20)
4.1	Section 382 Rights Agreement, dated as of May 1, 2014, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(20)
4.2	First Amendment to Section 382 Rights Agreement, dated as of February 22, 2016, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	+
10.1	Lease dated April 1, 1995 regarding 20 Kingsbridge Road, Piscataway, New Jersey	(3)
10.2	First Amendment to Lease regarding 20 Kingsbridge Road, Piscataway, New Jersey, dated as of November 13, 2001	(4)
10.3	Agreement of Sublease, dated as of September 26, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	(16)
10.4	Amended and Restated Agreement of Sublease, dated as of November 13, 2013, between Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC	(19)
10.5	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.6	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(5)
10.7	Amended and Restated 2013 Outside Director Compensation Plan**	(16)
10.8	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(7)
10.9	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(7)
10.10	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(8)
10.11	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(6)
10.12	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(6)
10.13	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(6)

10.14	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(10)
10.15	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(10)
10.16	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(10)
10.17	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(10)
10.18	2011 Stock Option and Incentive Plan**	(12)
10.19	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(12)
10.20	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(12)
10.21	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(12)
10.22	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(12)
10.23	2007 Employee Stock Purchase Plan	(9)
10.24	Separation Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and George W. Hebard III**	(19)
10.25	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(19)
10.26	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(21)
10.27	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	+
10.28	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	+
10.29	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	+
16.1	Letter of KPMG LLP dated August 12, 2013	(18)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed May 19, 2006

(3)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 filed May 12, 1995

(4)	Transition Report on Form 10-K for the six months ended December 31, 2005.

(5)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(6)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(7)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(8)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(9)	Registration Statement on Form S-8 (File No. 333-140282) filed January 29, 2007

(10)	Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009

(11)	Current Report on Form 8-K filed November 12, 2009

(12)	Registration Statement on Form S-8 (File No. 333-174099) filed May 10, 2011

(13)	Current Report on Form 8-K filed February 12, 2013

(14)	Current Report on Form 8-K filed February 28, 2013

(15)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013

(16)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(17)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 12, 2013

(18)	Current Report on Form 8-K filed August 12, 2013

(19)	Annual Report on Form 10-K for the year ended December 31, 2014 filed March 14, 2014

(20)	Current Report on Form 8-K filed May 1, 2014

(21)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 6, 2015

(22)	Current Report on Form 8-K filed February 9, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 21, 2016	/s/ George W. Hebard III
George W. Hebard III
Interim Principal Executive Officer,
Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

Dated: March 21, 2016	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance
Principal Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ George W. Hebard III	Interim Principal Executive Officer,	March 21, 2016
George W. Hebard III	Interim Chief Operating Officer and Secretary
(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and	March 21, 2016
Richard L. Feinstein	Principal Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	March 21, 2016
Jonathan Christodoro

/s/ Odysseas Kostas	Director	March 21, 2016
Odysseas Kostas

/s/ Jennifer McNealey	Director	March 21, 2016
Jennifer McNealey

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enzon Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzon Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 21, 2016

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$11,672	$34,562
Other current assets	107	478
Total current assets	11,779	35,040
Deferred tax assets	11,111	-

Total assets	$22,890	$35,040

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$90	$181
Accrued expenses and other current liabilities	205	458
Accrued lease termination costs	4,506	-
Accrued dividends payable	-	4,417
Total current liabilities	4,801	5,056
Accrued rent liability	-	381
Total liabilities	4,801	5,437

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at December 31, 2015 and 44,174,456 shares at December 31, 2014	441	441
Additional paid-in capital	96,914	130,065
Accumulated deficit	(79,266)	(100,903)
Total stockholders’ equity	18,089	29,603
Total liabilities and stockholders’ equity	$22,890	$35,040

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
Revenues:
Royalties	$17,258	$31,038
Miscellaneous income	198	135
Total revenues	17,456	31,173

Operating expenses:
General and administrative	2,150	2,383
Lease termination costs	4,506	-
Total operating expenses	6,656	2,383

Operating income	10,800	28,790

Other income (expense):
Other, net, primarily gain on sale of assets	-	61

Income before income tax expense (benefit)	10,800	28,851

Income tax expense (benefit)	(10,837)	56

Net income	$21,637	$28,795

Income per common share
Basic	$0.49	$0.65
Diluted	$0.49	$0.65
Weighted average number of shares
Basic	44,197	44,125
Diluted	44,220	44,245
Special cash dividend paid per common share	$0.85	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2013	44,086	$441	$134,512	$(129,698)	$5,255
Net income	-	-	-	28,795	28,795
Stock-based compensation - withholding taxes	89	-	(30)	-	(30)
Common stock dividend	-	-	(4,417)	-	(4,417)
Balance, December 31, 2014	44,175	$441	$130,065	$(100,903)	$29,603
Net income	-	-	-	21,637	21,637
Stock-based compensation - withholding taxes	40	-	(6)	-	(6)
Common stock dividend	-	-	(33,145)	-	(33,145)
Balance, December 31, 2015	44,215	$441	$96,914	$(79,266)	$18,089

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$21,637	$28,795
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(11,111)	-
Gain on sale of assets	-	(61)
Changes in operating assets and liabilities:
Decrease in other current assets	371	33
Increase in accrued lease termination costs	4,506	-
Decrease in accounts payable	(91)	88)
Decrease in accrued expenses and other current liabilities	(253)	(934)
Increase in accrued dividends payable	-	4,417
Decrease in rent liability	(381)	-
Net cash provided by operating activities	14,678	32,338

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	151

Net cash provided by investing activities	-	151

Cash flows from financing activities:
Common stock dividends	(37,562)	(4,417)
Withholding taxes – stock-based compensation	(6)	(30)
Net cash used in financing activities	(37,568)	(4,447)
Net increase (decrease) in cash	(22,890)	28,042
Cash at beginning of year	34,562	6,520
Cash at end of year	$11,672	$34,562

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The Company also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until the Company’s rights to receive royalties on sales of these products expired in 2014. In addition, the Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 80% of the Company’s total royalty revenues for each of the years ended December 31, 2015 and 2014.

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

In March 2014, the Company entered into a novation agreement with Zhejiang Hisun Pharmaceutical Co., Ltd. ("Hisun") and Belrose (the “Novation Agreement”), pursuant to which the parties confirmed the novation of the Company’s Collaboration Agreement with Hisun to Belrose. As a consequence of the Novation Agreement, the Company received a gross amount of $550,000 from Hisun, the amount of a receivable previously written off, and paid $249,565 to Belrose. The recording of these transactions resulted in a net reduction of general and administrative expense of $300,435.

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

In June 2015, the Company delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that the Company believes became payable to it under such agreement with respect to certain of the Company’s patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed the Company’s claim to an immunity fee.  On August 14, 2015, the Company filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract (the “Complaint”). On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the Complaint. The Company currently intends to appeal this dismissal. While the Company continues to believe that an immunity fee is currently due and payable by Nektar and intends to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that the Company will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of December 31, 2015.

On February 4, 2016, the Company’s board of directors (the “Board”) adopted a Plan of Liquidation and Dissolution. See Note 16 Subsequent Events.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include legal and contractual contingencies, stock-based compensation, certain accrued expenses and income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Financial Instruments and Fair Value

The carrying values of cash, cash equivalents and other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2015 and 2014 due to their short-term nature. As of December 31, 2015, the Company held no cash equivalents or marketable securities.

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

(3)	Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “ Leases ” (topic 842).  The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company believes that ASU No. 2016-02 will not have a material effect on our consolidated financial statements and related disclosures.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)	Accrued Expenses and Other

Accrued expenses and other current liabilities consist of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Compensation	$15	$5
Professional and consulting fees	-	88
Rent	-	171
Other	190	194
	$205	$458

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 100,000 are designated as Series A in connection with the Section 382 Rights Plan discussed below.

Common Stock

As of December 31, 2015, the Company reserved 7,097,697 shares of its common stock for the non-qualified and incentive stock plans.

Share Repurchase Programs

On December 21, 2010, the Company announced that its Board of Directors had authorized a share repurchase program, under which the Company is authorized to repurchase up to $ 200.0 million of the Company’s outstanding common stock. No shares were repurchased during the years ended December 31, 2015 and 2014. Since the inception of this program, the cumulative number of shares repurchased and retired through December 31, 2015 amounted to 16,174,578 shares at a total cost of $153.4 million, or an average cost of approximately $ 9.48 per share. Since the third quarter of 2012, the Company has suspended repurchases under the share repurchase program and does not currently intend to resume repurchases under the share repurchase program.

Section 382 Rights Agreement

On April 30, 2014, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 14, 2014. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.50 per right. If issued, each fractional share of Series A Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on April 30, 2017 (unless that date is advanced or extended by the Board), (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the repeal of Section 382 or any successor statute or (iv) the beginning of a taxable year of the Company to which the Board determines that no net operating loss carryforward may be carried forward.

(6)	Miscellaneous Income

Sublease income in 2015 and 2014, aggregated approximately $198,000 and $135,000, respectively, relating, primarily, to Axcellerate, the Company's former subtenant at the Company’s former leased Piscataway, New Jersey facility. (See Note 15, Leases.)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)	Cash Dividend

On December 8, 2014, the Company was advised by NASDAQ that an ex-dividend date of January 8, 2015 had been established for the $0.10 special cash dividend per share that was announced by the Company on December 5, 2014. This special cash dividend per share was paid on January 28, 2015 to stockholders of record as of January 12, 2015.

On July 6, 2015, the Company was advised by NASDAQ that an ex-dividend date of August 13, 2015 had been established for the $0.50 special cash dividend per share that was announced by the Company on July 2, 2015. This special cash dividend was paid on August 12, 2015 to stockholders of record as of July 21, 2015.

On December 2, 2015, the Board declared a special cash dividend of $0.25 per share of common stock. This special cash dividend was paid on December 29, 2015 to stockholders of record as of December 14, 2015.

(8)	Income Per Common Share

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Income per common share information is as follows (in thousands, except per share amounts) for the years ended December 31, 2015 and 2014:

	2015	2014
Income per Common Share - Basic
Net income for year	$21,637	$28,795

Weighted average number of common shares outstanding	44,197	44,125

Basic income per share	$0.49	$0.65

Income per Common Share - Diluted
Net income for year	$21,637	$28,795

Weighted average number of common shares outstanding	44,197	44,125
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	23	120
Weighted-average common shares outstanding and common share equivalents	44,220	44,245

Diluted income per share	$0.49	$0.65

(9)	Restructurings

The Company incurred charges aggregating approximately $4.8 million in connection with its restructuring programs during the year ended December 31, 2013. No such charges were incurred in 2015 and 2014.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the changes in the Company’s accrued restructuring liabilities for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014

Balance, beginning of year	$268	$905
Payments made	-	(555)
Adjustments	-	(82)
Restructuring accruals	(268)	-

Balance, end of year	$-	$268

(10)	Stock Options

Through the Compensation Committee of the Company’s Board of Directors, the Company administers the 2011 Stock Option and Incentive Plan, which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon and its subsidiaries. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2015, the 2011 plan authorized equity-based awards for 5 million common shares of which about 4.4 million shares remain available for grant. Option grants remain outstanding from previous awards under a 2001 Incentive Stock Plan and an earlier 1987 Non-Qualified Stock Option Plan; however, there will be no further grants made pursuant to those plans.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013 Outside Director Compensation Plan

In connection with the special cash dividend that was paid on January 28, 2015 to stockholders of record as of January 12, 2015 (see Note 10), the Compensation Committee of the Board approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

In connection with the two special cash dividends declared and paid in 2015 (see Note 7), the Compensation Committee of the Board approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the activity in the Company’s outstanding Stock Option Plans, which include the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)

Outstanding at January 1, 2015	519	$4.08	2.53	$-
Granted at exercise prices which equaled the fair value on the date of grant	-	$-	-	-
Exercised	-	$-	-	-

		$-
Expired and forfeited	(171)	$3.13	-	-

Outstanding at December 31, 2015	348	$3.65	1.89	$-

Vested and expected to vest at December 31, 2015	348	$3.65	1.89	$-

Exercisable at December 31, 2015	323	$3.65	2.24	$-

As of December 31, 2015, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

No options were granted during the years ended December 31, 2015 and 2014.

In the years ended December 31, 2015 and 2014, the Company recorded no stock-based compensation related to stock options. The Company did not realize a net tax benefit related to stock-based compensation expense. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The Company received no cash from exercises of stock options in either of the years ended December 31, 2015 and 2014.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)	Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of nonvested shares as of December 31, 2015 and changes during the year ended December 31, 2015 is provided below (shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Nonvested	Fair Value
	Shares	Per Share
Nonvested at January 1, 2015	45	$6.33
Granted	-	$-
Vested	(45)	$2.55
Forfeited	-	$-
Adjustment pursuant to special dividend	-	$-
Nonvested at December 31, 2015	0	$-

The total grant-date fair value of nonvested shares that vested during the year ended December 31, 2015 was $ .1 million.

As of December 31, 2015, there was no unrecognized compensation cost related to nonvested shares that the Company expects to be recognized.

Shares were withheld to pay $0.03 million of taxes on behalf of the employees and resulted in a net incremental charge to additional paid in capital of $0.03 million in 2014.

(12)	Income Taxes

The components of the income tax provision (benefit) are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014
Current:
Federal	$272	$-
State and foreign	2	56
Total current	274	56
Deferred: Federal and State	(11,111)	-

Income tax provision (benefit)	$(10,837)	$56

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

	Year Ended December 31,
	2015	2014
Income tax benefit at federal statutory rate	$3,780	$10,097
Add (deduct) effect of:
Tax on earnings of foreign subsidiary	-	56
State income taxes, net of federal tax	1	-
Expiration of state tax credits	1,060	-
Expiration of capital loss carryforward	4,648	-
Increase (decrease) in beginning of period valuation allowance	(9,215)	(10,097)
Partial adjustment of valuation allowance	(11,111)	-

Income tax provision (benefit)	$(10,837)	$56

No federal income tax expense was incurred in relation to normal operating results due to the utilization of deferred tax assets to offset taxes that would otherwise accrue to operating income.

As of December 31, 2015 and 2014, the tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Federal and state net operating loss carryforward	$38,487	$45,221
Research and development credits carryforward	19,911	19,911
Basis difference in fixed Assets	2,604	2,915
Capital loss carryforwards	482	3,647
Share-based compensation	2,502	2,518
Federal alternative minimum tax credits	1,803	1,530
Accrued compensation	71	43
Other	1,819	1,109
Total gross deferred tax assets	67,679	76,894
Less valuation allowance	(56,568)	(76,894)
Net deferred tax assets	$11,111	$-

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2015, there was a partial reversal of the valuation allowance aggregating approximately $11.1 million. At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $109 million that expire in the years 2022 through 2031 and New Jersey state net operating loss carryforwards of approximately $29.2 million that expire in the years 2030 through 2031. Moreover, the Company has federal and New Jersey capital loss carryforwards of approximately $1.2 million that expire in 2016 through 2019. The Company also has federal research and development tax credit carryforwards of approximately $16.6 million for tax reporting purposes that expire in the years 2017 through 2031. In addition, the Company has $3.3 million of state research and development tax credit carryforwards that expire in the years 2019 through 2026. In addition, the Company has a federal alternative minimum tax credit of approximately $1.8 million. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. (See Note 16.)

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective October 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the Company’s net current deferred tax asset to net non-current deferred tax asset in the Company’s Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

At the end 2015, the Company has decided to reduce its valuation allowance (federal and state tax effected) by approximately $11.1 million (federal tax effected by approximately $9.5 million plus state tax effected reduction of approximately $1.6 million), based on the Company’s taxable income projections and assumptions and its history of at least two years of profitability.

The Company identified an ownership change that occurred at the beginning of 2010, which triggered a Section 382 annual limitation of $4.5 million. From the total net operating losses, approximately $79 million is available for current use, while the remaining amount of approximately $30 million will be available at the rate of $4.5 million per year. Based on these factors, the Company believes that it can generate sufficient income and not be limited to utilize net operating loss carryforwards and it is in a position to support a partial reversal of its valuation allowance.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada. In January 2015, the Company concluded an examination by the U.S. Internal Revenue Service, in connection with the tax years 2010 through 2011. The result of such examination was the reduction of federal net operating loss carryforwards aggregating approximately $1.8 million. State income tax returns for the states of New Jersey and Indiana are generally subject to examination for a period of 3-4 years after filing of the respective returns. Income tax returns for Canada are generally subject to examination for a period of 3-5 years after filing of the respective return. For federal purposes, tax years 2011 through 2013 are open and for New Jersey purposes, tax years 2011 through 2013 are currently open for examination. The New Jersey tax returns for those periods are currently under audit.

(13)	Significant Agreements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sigma-Tau Group

The Company sold its former specialty pharmaceutical business to Klee Pharmaceuticals Inc. (now known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and sigma-tau Finanziaria S.p.A. (collectively, the Sigma-Tau Group) in January 2010. In addition to the initial sale of assets which has been reflected in the Company’s financial statements for the year ended December 31, 2010, the sale agreement provides for certain potential future payments due to Enzon of up to $ 27.0 million contingent upon the achievement of the following regulatory approval-related milestones:

•	$ 5.0 million due for accelerated European Medicines Agency (EMA, formerly known as EMEA) approval, in addition to the amount due for non-accelerated EMA approval, for SC Oncaspar;

•	$ 5.0 million due for FDA approval for SS Oncaspar;

•	$ 7.0 million due for FDA approval for SC Oncaspar; and

•	$ 10.0 million due for non-accelerated EMA approval for SC Oncaspar.

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

Novation Agreement with Hisun and Belrose

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

(14)	Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15)	Leases

The Company’s former premises located at 20 Kingsbridge Road, Piscataway, New Jersey (the “Premises”) were leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended by that certain First Amendment to Lease dated as of November 13, 2001 (the “Prime Lease”), with BDG Kingsbridge L.L.C., predecessor-in-interest to Kingsbridge 2005, LLC (the “Prime Landlord”).. On November 13, 2013, the Company and Axcellerate Pharma, LLC (“Axcellerate”) entered into an amendment and restatement of the previously announced Agreement of Sublease, dated as of September 26, 2013, between the Company and Axcellerate (the “Amended and Restated Sublease Agreement”) to incorporate certain amendments requested by the Company’s Prime Landlord, as a condition to providing its consent to the sublease contemplated by the Amended and Restated Sublease Agreement (the “Sublease”). On November 14, 2013, the Company received the Prime Landlord’s consent to the Sublease. Accordingly, the term of the Sublease commenced on November 14, 2013 and was to expire on July 30, 2021, which is one day prior to the expiration of the Prime Lease. Pursuant to the Amended and Restated Sublease Agreement, the Company sublet to Axcellerate a portion of the Company’s premises consisting of approximately 30,000 rentable square feet of the Premises and a share of related parking areas (the “Sublease”). The rights of Axcellerate under the Sublease were to be subject to the terms of the Prime Lease. The monthly fixed rent payable by Axcellerate under the Sublease was as follows on a straight-line basis: (i) in year one, $ 10,417, (ii) in year two, $ 15,625, (iii) in year three, $ 20,833, (iv) in year four, $ 26,042 and (v) in each of years five through eight, $ 35,000. The Sublease also provided for Axcellerate to pay additional rent to cover its applicable share of real estate taxes, operating expenses, sewer and gas usage, water usage, electricity usage and certain other charges incurred by Axcellerate.

On February 4, 2016, the Company entered into (i) an agreement (the “Surrender and Release Agreement”) with the Prime Landlord and Axcellerate and (ii) a letter agreement with the Landlord (the “Letter Agreement”). The Surrender and Release Agreement and the Letter Agreement are intended to supersede the previously disclosed Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between the Company and the Prime Landlord. Pursuant to the Surrender and Release Agreement, (i) the Company’s Prime Lease, terminated effective as of February 4, 2016 (the “Termination Date”) and (ii) the Company’s Sublease became a direct lease between the Prime Landlord and Axcellerate effective as of the Termination Date. Pursuant to the Letter Agreement, from and after the Termination Date, the Prime Landlord has agreed to perform all of the Company’s obligations under the Sublease, the Prime Landlord has waived all claims against the Company in connection with the Prime Lease, the Sublease or the Premises and the Prime Landlord has released the Company from all liability in connection with the Prime Lease and the Sublease and, in exchange therefor, on the Termination Date, the Company paid $4.25 million to the Prime Landlord’s mortgage lender and approximately $204,000 to the Prime Landlord. The aggregate amount of these payments and related severance pay of approximately $52,000, aggregating approximately $4,506,000, have been accrued in the Company’s financial statements as of December 31, 2015.

See Note 16 for a description of the Company’s lease of new office space.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16)	Subsequent Events

On February 4, 2016, the Company’s Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, the Company’s Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company does not currently believe that the SEC is likely to grant such relief to the Company this year. Accordingly, after further consideration, the Company’s Board of Directors has determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Company’s Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by the Company’s stockholders and implemented by management, it is expected that the Company’s corporate existence will continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of the Company’s existing license arrangements that generate its royalty revenues. The Company’s future royalty revenues are forecasted to aggregate approximately $29 million from the beginning of 2016 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

On February 12, 2016, the Company became aware that a stockholder of the Company (the “Stockholder”) became an “Acquiring Person” under the Company’s Section 382 Rights Agreement adopted as of April 30, 2014 (the “Section 382 Rights Agreement”) as a result of the Stockholder becoming the beneficial owner of 4.99% or more of the outstanding shares of the Company’s common stock.

On February 22, 2016, the Company entered into a standstill agreement with the Stockholder, pursuant to which the Stockholder agreed that neither it nor any of its affiliates or associates will acquire any additional shares of the Company’s common stock, provided that if the Stockholder, together with all affiliates and associates thereof, becomes the beneficial owner of less than 4.99% of the then outstanding shares of the Company’s common stock, the Stockholder will not be prohibited from acquiring additional shares of the Company’s common stock so long as the Stockholder, together with all affiliates and associates thereof, does not at any time become the beneficial owner of 4.99% or more of the then outstanding shares of the Company’s common stock.

On February 22, 2016, the Company entered into an amendment to the Section 382 Rights Agreement, pursuant to which the Section 382 Rights Agreement was amended so that (i) neither the Stockholder nor any of its affiliates or associates shall be deemed to be an “Acquiring Person” solely as a result of the Stockholder becoming the beneficial owner of 4.99% or more of the outstanding shares of the Company’s common stock, provided that the Stockholder shall be deemed an Acquiring Person if the Stockholder, together with all affiliates and associates thereof, becomes the beneficial owner of any additional shares of the Company’s common stock unless, immediately prior to the time, and as a result, of becoming the beneficial owner of such additional shares, the Stockholder, together with all affiliates and associates thereof, is not the beneficial owner of 4.99% or more of the then outstanding shares of the Company’s common stock. For purposes of the preceding sentence, neither the Stockholder nor any of its affiliates or associates shall be deemed to become the beneficial owner of any additional shares solely as a result of a dividend or distribution paid or made by the Company on outstanding Common Stock or a split or subdivision of outstanding Common Stock, (ii) no Distribution Date shall be deemed to have occurred as a result of the Stockholder becoming the beneficial owner of 4.99% or more of the outstanding shares of the Company’s common stock and (iii) no Stock Acquisition Date shall be deemed to have occurred as a result of the Stockholder becoming the beneficial owner of 4.99% or more of the outstanding shares of the Company’s common stock.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

New Principal Executive Offices and Office Service Agreement with Regus

Commencing on March 1, 2016, the Company changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. The Company has entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The term of the agreement will continue until February 28, 2017. Under the agreement, in exchange for the Company’s right to use the office space at this location, the Company is required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209.

On March 18, 2016, George W. Hebard III tendered his resignation as Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary of the Company effective March 31, 2016.

On March 18, 2016, the Board of Directors of the Company appointed Andrew Rackear as Chief Executive Officer and Secretary of the Company effective March 31, 2016.