Form 10-K/A
period 2015-12-31
ENZON PHARMACEUTICALS, INC.
filed 2016-04-28
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 0-12957

Enzon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Commerce Drive (Suite 135), Cranford, New Jersey	07016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 980-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $.01 par value Senior A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

There were 44,214,603 shares of Common Stock issued and outstanding as of April 25, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 21, 2016 (the “Original 2015 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Except for Part III of the Original 2015 10-K, no other information included in the Original 2015 10-K has been amended by this Form 10-K/A.

Unless the context requires otherwise, references in this Form 10-K/A to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain biographical information regarding our current directors.

Jonathan Christodoro (age 40) – Mr. Christodoro was appointed as a director of our company on October 7, 2013 and as Chairman of our Board of Directors on November 20, 2013. Mr. Christodoro has served as a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds, since July 2012. Mr. Christodoro is responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital. Prior to joining Icahn Capital, from 2007 to 2012, Mr. Christodoro served in various investment and research roles at P2 Capital Partners, LLC. Prior to P2 Capital Partners, Mr. Christodoro served in various investment and research roles at Prentice Capital Management, LP and S.A.C. Capital Advisors, LP. Mr. Christodoro began his career as an investment banking analyst at Morgan Stanley, where he focused on merger and acquisition transactions across a variety of industries. Mr. Christodoro has been a director of: Cheniere Energy, Inc., a developer of natural gas liquefaction and export facilities and related pipelines, since August 2015; PayPal Holdings, Inc., a technology platform company that enables digital and mobile payments worldwide, since June 2015; Lyft, Inc., a mobile ride-sharing application, since May 2015; and Herbalife Ltd., a nutrition company, since April 2013. Mr. Christodoro was previously a director of eBay Inc., a global commerce and payments company, from March 2015 to July 2015, Hologic, Inc., a supplier of diagnostic, medical imaging and surgical products, from December 2013 to March 2016, and Talisman Energy Inc., an independent oil and gas exploration and production company, from December 2013 to May 2015. Mr. Christodoro received an M.B.A. from the University of Pennsylvania’s Wharton School of Business with Distinction, majoring in Finance and Entrepreneurial Management. Mr. Christodoro received a B.S. in Applied Economics and Management Magna Cum Laude with Honors Distinction in Research from Cornell University. Mr. Christodoro also served in the United States Marine Corps.

Odysseas Kostas, M.D. (age 41) – Dr. Kostas was appointed as a director of our company on September 25, 2013. Since January 2016, Dr. Kostas has been a senior analyst at Sarissa Capital Management LP, an investment firm focused on the health care industry. Prior to joining Sarissa Capital Management LP, Dr. Kostas covered the biotechnology and pharmaceutical industries, most recently as Director, at Evercore ISI (formerly known as International Strategy & Investment), a full service broker-dealer that provides macro and fundamental research, sales, and trading services to customers. Prior to that, Dr. Kostas was a consultant - senior associate analyst covering the biotechnology industry at Sanford C. Bernstein and Co. from May 2011 to August 2011. Prior to that, Dr. Kostas worked at the Greenwich Hospital/Yale New Haven Health as hospitalist from 2008 to 2011 and was member of hospital committees from 2003 to 2011. Dr. Kostas was also a member of the board of directors at Mast Therapeutics (then known as ADVENTRX Pharmaceuticals) from February 2010 to May 2011, and a strategy consultant at Mast Therapeutics from December 2008 to January 2009. Dr. Kostas has an M.D. from the University of Texas Southwestern Medical School, and a B.S. from Massachusetts Institute of Technology.

Jennifer I. McNealey (age 42) – Ms. McNealey was appointed as a director of our company on September 25, 2013. Since February 2015, Ms. McNealey has been Senior Director Investor Relations and serves as a member of the management team at Calithera Biosciences Inc. Prior to joining Calithera Biosciences Inc., Ms. McNealey served as an advisor to biotechnology companies. In 2005, Ms. McNealey founded Laurient LLC, a research company focused on the biotechnology and pharmaceutical industries, where she worked until 2012. Prior to founding Laurient LLC, Ms. McNealey served as a portfolio manager and biotechnology analyst at various firms, including Paramount Capital, Franklin Templeton, Amerindo Investment Advisors and Morgan Stanley Dean Witter Advisors. Ms. McNealey has a B.A. and an M.H.A. from Cornell University.

There are no family relationships among any of our directors or executive officers.

EXECUTIVE OFFICERS

Set forth below is certain biographical information regarding our current executive officers.

Andrew Rackear (age 62) – Mr. Rackear has served as our Chief Executive Officer and Secretary since March 31, 2016. Prior to that, since November 2013, Mr. Rackear provided consulting services to the Company. Mr. Rackear previously served as the Company’s Vice President and General Counsel from April 2010 to November 2013. Prior to that, Mr. Rackear served as Senior Vice President and General Counsel for NPS Pharmaceuticals, and Vice President and General Counsel for Chugai Pharma USA and Amersham Biosciences Corp, where he also served as President of North American Operations. Prior to that, Mr. Rackear engaged in litigation and commercial law practice at Marks & Murase and served as Associate General Counsel at Sharp Electronics Corp. Mr. Rackear holds a J.D. from New York University School of Law.

Richard L. Feinstein (age 72) – Mr. Feinstein has served as of our Vice President-Finance and Chief Financial Officer since March 31, 2016. Prior to that, Mr. Feinstein served as our Vice President - Finance and Principal Financial Officer since December 13, 2013. Mr. Feinstein is a retired partner of KPMG LLP and currently a private consultant providing management and financial advice to clients in a variety of industries. From September 2010 to July 2013, as a consultant, he was the Chief Financial Officer of Ameritrans Capital Corporation. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Mr. Feinstein previously served as a board member and chair of the audit committee of MKTG, Inc.; a board member and chief financial officer of the not-for-profit USA Fitness Corps.; a board member and chair of the audit committee of EDGAR Online, Inc., a board member and chair of the finance committee of the New York Road Runners and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University. Mr. Feinstein also served in the United States Marine Corps.

CORPORATE GOVERNANCE

Standing Committees of our Board of Directors (our “Board”)

Finance and Audit Committee

All three current members of our Board currently constitute the Finance and Audit Committee. Accordingly, our entire Board currently acts as the Finance and Audit Committee. When our Board acts as the Finance and Audit Committee, Mr. Christodoro acts as the Chairman of the Finance and Audit Committee. The Finance and Audit Committee held four meetings during the fiscal year ended December 31, 2015.

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

Compensation Committee

All three current members of our Board and currently constitute the Compensation Committee. Accordingly, our entire Board currently acts as the Compensation Committee. When our Board acts as the Compensation Committee, Ms. McNealey acts as the Chairwoman of the Compensation Committee. Our Board acting as the Compensation Committee held two meetings during the fiscal year ended December 31, 2015.

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

Governance and Nominating Committee

All three current members of our Board currently constitute the Governance and Nominating Committee. Accordingly, our entire Board currently acts as the Governance and Nominating Committee. When our Board acts as the Governance and Nominating Committee, Dr. Kostas acts as the Chairman of the Governance and Nominating Committee. Our Board acting as the Governance and Nominating Committee held no meetings during the fiscal year ended December 31, 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in our common stock by our executive officers and directors and owners of 10% or more of outstanding our common stock are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based solely on our review of these reports and written representations from certain reporting persons, during the fiscal year ended December 31, 2015, all such reports were filed in a timely manner.

Item 11. Executive Compensation

Named Executive Officers

The following individuals were our named executive officers for fiscal year 2015, whom we refer to in this Form 10-K/A as our named executive officers:

George W. Hebard III – During fiscal year 2015, Mr. Hebard served as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis at a rate of $250 per hour for each hour or portion of an hour worked, together with reimbursement for reasonable expenses incurred by him in performing his services pursuant to the terms of a separation agreement that was entered into on December 13, 2013. Mr. Hebard resigned as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary effective March 31, 2016.

Richard L. Feinstein – Mr. Feinstein currently serves as our Vice President - Finance and Chief Financial Officer. During fiscal year 2015, Mr. Feinstein served as our Vice President-Finance and Principal Financial Officer on a consulting basis at a rate of $225 per hour for each hour worked, together with reimbursement for reasonable out-of-pocket expenses incurred by him in performing his services pursuant to the terms of an independent contractor agreement that was entered into on December 13, 2013.

Historical Compensation of our Named Executive Officers

The following table sets forth information concerning compensation earned for services rendered to us by our named executive officers for fiscal year 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
George W. Hebard III	2015	—	—	—	—	40,250	40,250
Former Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary	2014	—	—	—	—	64,708	64,708

Richard L. Feinstein	2015	—	—	—	—	123,964	123,964
Vice President - Finance and Chief Financial Officer	2014	—	—	—	—	138,094	138,094

__________________

(1)	Neither Mr. Hebard nor Mr. Feinstein received a base salary for fiscal year 2015. See the “All Other Compensation” column for information regarding the fees and expenses that each of them received for services rendered as an executive officer on a consulting basis for fiscal year 2015.

(2)	All Other Compensation for fiscal year 2015 comprises the following:

•	For Mr. Hebard, $40,250 consists of fees and expenses related to his services rendered as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis.

•	For Mr. Feinstein, $123,964 consists of fees and expenses related to his services rendered as our Vice President - Finance and Principal Financial Officer pursuant to the terms of his December 13, 2013 independent contractor agreement.

All Other Compensation for fiscal year 2014 comprises the following:

•	For Mr. Hebard, $28,836 consists of CTO amounts paid out following cessation of his employment and the remaining $35,872 consists of fees and expenses related to his services rendered as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis.

•	For Mr. Feinstein, $138,094 consists of fees and expenses related to his services rendered as our Vice President - Finance and Principal Financial Officer.

Outstanding Equity Awards at December 31, 2015

The following table sets forth information with respect to unexercised options, and restricted stock awards and restricted stock units that have not vested for each of our named executive officers as of December 31, 2015. All of the information set forth in the following table reflects equitable adjustments that were approved by the Compensation Committee and made to then outstanding stock options and restricted stock units in connection with the special cash dividend of $1.60 per share of common stock that we paid on June 4, 2013, the special cash dividend of $0.45 per share of common stock that we paid on December 23, 2013, the special cash dividend of $0.10 per share of common stock that we paid on January 28, 2015, the special cash dividend of $0.50 per share of common stock that we paid on August 12, 2015 and the special cash dividend of $0.25 per share of common stock that we paid on December 29, 2015.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
George W. Hebard III(1)	55,125	18,375	18,375	2.13	11/7/2022	—	—	—	—
	3,432	—	—	3.23	2/27/2022	—	—	—	—
Richard L. Feinstein	—	—	—	—	—	—	—	—	—

__________________

(1)	Of Mr. Hebard’s unvested option awards, 18,375 options will vest on November 7, 2016 pursuant to his separation agreement.

Potential Payments Upon Termination or Change in Control

None of our named executive officers is covered by a severance or change in control agreement and, accordingly, none of our named executive officers would have been entitled to receive any termination or change in control-related payments as of December 31, 2015.

DIRECTOR COMPENSATION

Amended and Restated 2013 Outside Director Compensation Plan

Under the Amended and Restated 2013 Outside Director Compensation Plan, each non-employee director (i) receives an annual cash retainer of $30,000, (ii) for service as chair of the Finance and Audit Committee receives an additional annual cash retainer of $10,000 and (iii) for service as a member of the Finance and Audit Committee receives an additional annual cash retainer of $5,000. These annual cash retainers are payable quarterly at the end of each quarter.

Total Director Compensation

A summary of compensation paid to each of our directors during fiscal year ended December 31, 2015 is set forth below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Jonathan Christodoro	40,000	—	—	40,000
Odysseas Kostas	35,000	—	—	35,000
Jennifer I. McNealey	35,000	—	—	35,000

__________________

(1) As of December 31, 2015, none of our directors held any outstanding unvested restricted stock units.

(2) As of December 31, 2015, none of our directors held any outstanding stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2015 regarding shares of Common Stock that may be issued under our equity compensation plans consisting of the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	347,919	$3.65	3,252,067
Equity compensation plans not approved by security holders:	—	—	—
Total	347,919	$3.65	3,252,067

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the close of business on March 31, 2016 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each current director, (iii) each of our named executive officers and (iv) all of our current directors and current executive officers as a group. Information set forth in this table as to our directors, named executive officers and all directors and executive officers as a group is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules.

Name and Address of Beneficial Owner or Identity of Group(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Voting Stock Outstanding(3)

Jonathan Christodoro	—		—
Odysseas Kostas	—		—
Jennifer I. McNealey	—		—
George W. Hebard III	151,646	(4)	*
Richard L. Feinstein	—		—
Group comprised of Carl C. Icahn and affiliated entities	5,904,863	(5)	13.36%
BlackRock, Inc.	3,570,816	(6)	8.08%
Group comprised of Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation	3,501,585	(7)	7.92%
All Current Directors and Current Executive Officers as a group (5 persons)	176,646	(8)	*

__________________

*	Less than one percent

(1)	The address for each of the executive officers and directors listed in this table is c/o Enzon Pharmaceuticals, Inc., 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. With respect to each person set forth in the table, shares subject to stock options, if any, held by such person that were exercisable as of March 31, 2016 or will become exercisable within 60 days after March 31, 2016 and restricted stock units, if any, held by such person that vest within 60 days of March 31, 2016 are deemed to be outstanding and to be beneficially owned by such person for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

(3)	Based on 44,214,603 shares of common stock which were issued and outstanding as of the close of business on March 31, 2016. Each share of common stock is entitled to one vote. The percentage of voting stock outstanding for each person set forth in the table is calculated by dividing (i) the number of shares of common stock deemed to be beneficially held by such person as of March 31, 2016 by (ii) the sum of (A) the number of shares of common stock outstanding as of March 31, 2016, plus (B) the number of shares of common stock subject to stock options, if any, held by such person that were exercisable as of March 31, 2016 or will become exercisable within 60 days after March 31, 2016, plus (C) restricted stock units, if any, held by such person that vest within 60 days of March 31, 2016.

(4)	Includes 58,557 shares subject to options which were exercisable as of March 31, 2016 or which become exercisable within 60 days after March 31, 2016.

(5)	Information concerning stock ownership was obtained from Amendment No. 6 to the Schedule 13D filed with the SEC on November 13, 2012 by Carl C. Icahn and various entities affiliated with him. The address for Carl C. Icahn and entities affiliated with him is 767 Fifth Avenue, 47th Floor, New York, New York 10153. Mr. Icahn and entities affiliated with him have reported sole voting and dispositive power over all 5,904,863 shares.

(6)	Information concerning stock ownership was obtained from Amendment No. 7 to the Schedule 13G filed with the SEC on January 26, 2016. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. BlackRock, Inc. reported sole voting and dispositive power with respect to all 3,570,816 shares.

(7)	Information concerning stock ownership was obtained from the Schedule 13G filed with the SEC on February 12, 2016. The address for Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation is 800 Third Avenue, New York, New York 10022. Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation reported sole voting and dispositive power with respect to all 3,501,585 shares.

(8)	Includes 83,557 shares subject to options which were exercisable as of March 31, 2016 or which become exercisable within 60 days after March 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Our Board has adopted a formal written policy that we will not enter into any “related party transaction” (defined consistent with Item 404 of Regulation S-K under the Exchange Act) unless the Finance and Audit Committee or a comparable committee of disinterested directors approves such transaction. No member of the Finance and Audit Committee or comparable committee shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Finance and Audit Committee or comparable committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to our company. Since January 1, 2015, there have been no such related party transactions.

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

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by EisnerAmper LLP for professional services rendered for the fiscal years ended December 31, 2015 and 2014. Our Board, acting as the Finance and Audit Committee, considered whether the provision of these services by EisnerAmper LLP was compatible with maintaining each firm’s independence and concluded that EisnerAmper LLP was “independent.”

	EisnerAmper LLP
	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees(1)	$80,000	$80,000
Audit-Related Fees(2)	—	$8,000
All Other Fees(3)	$11,000	$30,430
Total Fees	$91,000	$118,430

__________________

(1)	For the fiscal years ended December 31, 2015 and December 31, 2014, “Audit Fees” paid or payable to EisnerAmper LLP related to services in connection with the audit of our annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.
(2)	For the fiscal year ended December 31, 2014, “Audit-Related Fees” paid or payable to EisnerAmper LLP consisted of fees related to an audit of the employee benefit plan of our company.
(3)	For the fiscal years ended December 31, 2015 and December 31, 2014, “All Other Fees” paid or payable to EisnerAmper LLP related to tax preparation services and tax consulting services.

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 has been submitted as a separate section of the Original 2015 10-K filed with the Securities and Exchange Commission on March 21, 2016.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K):

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

		+

+	Previously filed as an exhibit to the Original 2015 10-K filed with the Securities and Exchange Commission on March 21, 2016.
++	Filed herewith.
+++	Previously furnished as an exhibit to the Original 2015 10-K filed with the Securities and Exchange Commission on March 21, 2016.
*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.
**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 28, 2016	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: April 28, 2016	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Rackear	Chief Executive Officer and Secretary	April 28, 2016
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and	April 28, 2016
Richard L. Feinstein	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	April 28, 2016
Jonathan Christodoro

/s/ Odysseas Kostas	Director	April 28, 2016
Odysseas Kostas

/s/ Jennifer I. McNealey	Director	April 27, 2016
Jennifer I. McNealey