Form 10-Q
period 2016-03-31
ENZON PHARMACEUTICALS, INC.
filed 2016-05-09
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

_____________________

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

Shares of Common Stock outstanding as of May 5, 2016: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash	$9,735	$11,672
Other current assets	44	107
Total current assets	9,779	11,779
Deferred tax assets, net	10,083	11,111

Total assets	$19,862	$22,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$90
Accrued expenses and other current liabilities	256	205
Accrued lease termination costs	-	4,506

Total current liabilities	256	4,801

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at March 31, 2016 and December 31, 2015	441	441
Additional paid-in capital	96,914	96,914
Accumulated deficit	(77,749)	(79,266)
Total stockholders’ equity	19,606	18,089
Total liabilities and stockholders’ equity	$19,862	$22,890

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Revenues:
Royalties	$3,224	$5,205
Miscellaneous income	42	56
Total revenues	3,266	5,261

Operating expenses:
General and administrative	721	583
Total operating expenses	721	583

Operating income and income before income tax expense (benefit)	2,545	4,678

Income tax expense (benefit)	1,028	(2,495)
Net income	$1,517	$7,173

Earnings per common share:
Basic	$0.03	$0.16
Diluted	$0.03	$0.16

Weighted-average shares outstanding – basic	44,214	44,181
Weighted-average shares outstanding – diluted	44,214	44,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net income	$1,517	$7,173
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred tax expense (benefit)	1,028	(2,498)
Changes in operating assets and liabilities	(4,482)	(10)
Net cash (used in) provided by operating activities	(1,937)	4,665

Cash flows used in financing activities:
Withholding taxes – stock-based compensation	-	(6)
Common stock dividend	-	(4,417
Net cash used in financing activities	-	(4,423)

Net (decrease) increase in cash	(1,937)	242

Cash beginning of period	11,672	34,562

Cash end of period	$9,735	$34,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The Company also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until the Company’s rights to receive royalties on sales of these products expired in 2014. In addition, the Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 73% and 90% of the Company’s total royalty revenues for the three months ended March 31, 2016 and 2015, respectively, and approximately 80% of the Company’s total royalty revenues for each of the years ended December 31, 2015 and 2014.

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

Effective June 25, 2015, the Company and Sigma-Tau Pharmaceuticals, Inc., Defiante Farmaceutica, S.A. and Sigma-Tau Finanzaria, S.P.A. (collectively “Sigma-Tau”) agreed to settle, for $526,128, a claim by the Company that Sigma Tau inappropriately withheld $826,128 (the “Claim”) in rebate payments earned in the fourth quarter of 2014 and paid in the first quarter of 2015 that would otherwise have been due the Company as royalty payments. Sigma-Tau retained an amount equal to $826,128 that would, but for the Claim, be due and owing to the Company under the Agreement in the second quarter of 2015, but under the terms of the settlement agreed to pay to the Company $300,000 (the “Settlement Amount”). The Company agreed that upon receipt of such amount, it would not have a claim for $826,128 in royalties earned for the fourth quarter of 2014, provided that the Company maintains its right, upon written request to Sigma-Tau and through an independent accounting firm, to inspect the relevant records of Sigma-Tau at any time within the three-year period following the close of each calendar year for the purpose of verifying the accuracy of all payments or charges used to calculate royalties payable under the Company’s agreement with Sigma-Tau for such calendar year and to make a claim as a result of such inspection. The Company recorded the $300,000 as royalty revenue during the second quarter of 2015 and received such Settlement Amount on July 13, 2015.

In June 2015, the Company delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of its Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that the Company believes became payable to it under such agreement with respect to certain of the Company’s patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed the Company’s claim to an immunity fee.  On August 14, 2015, the Company filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract (the “Complaint”). On October 23, 2015, Nektar filed a motion to dismiss the Complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the Complaint. The Company has appealed this dismissal. The appeal is presently pending before the Supreme Court of the State of New York, Appellate Division. While the Company continues to believe that an immunity fee is currently due and payable by Nektar and intends to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that the Company will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of March 31, 2016.

The Company wound down its remaining research and development activities during 2013 and the Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

On February 4, 2016, the Company’s Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. As announced in the Company’s Current Report on Form 8-K filed on March 21, 2016, the Company’s Board of Directors has postponed seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Company’s Board of Directors.

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

(3)	New Accounting Pronouncements

During the first quarter of 2016, the FASB issued Accounting Standards Update 2016-01 (ASU No. 2016-01) “Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB issued this update to make limited amendments to the guidance in U. S. GAAP on the classification and measurement of financial instruments. This update significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The update will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company believes that ASU No. 2016-01 will not have a material effect on its consolidated financial statements and related disclosures.

Also, during the first quarter of 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The Company believes that ASU No. 2016-02 will not have a material effect on its consolidated financial statements and related disclosures.

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2016 and December 31, 2015 due to their short-term nature.

(5)	Supplemental Cash Flow Information

There were estimated federal income tax payments of $97,000 and estimated New Jersey income tax payments of $2,300 made during the three months ended March 31, 2016.

There were no income tax or interest payments made during the three months ended March 31, 2015.

(6)	Income Per Common Share

Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted income per share calculation would normally involve adjusting both the denominator and numerator as described here if the effect is dilutive. The denominator would include both the weighted average number of shares of common stock outstanding and common stock equivalents. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Income per common share information is as follows (in thousands, except per share amounts) for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Income Per Common Share – Basic:
Net income	$1,517	$7,173

Weighted-average common shares outstanding	44,214	44,181

Basic income per share	$0.03	$0.16

Income Per Common Share – Diluted:
Net income	$1,517	$7,173

Weighted-average common shares outstanding	44,214	44,181
Weighted-average incremental shares related to vesting of nonvested shares	-	46
Weighted-average common shares outstanding and common share equivalents	44,214	44,227

Diluted income per share	$0.03	$0.16

Shares issuable which could potentially dilute basic income per share in the future include 0.2 million shares for vesting of nonvested shares.

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended March 31, 2016, the Company incurred no stock-based compensation expense. No RSUs were outstanding as of March 31, 2016.

During the quarter ended March 31, 2015, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $6,000 of taxes on behalf of employees because RSUs vested during the quarter, which had a minimal effect on additional paid-in capital.

There were no options granted during the three months ended March 31, 2016 and no nonvested shares granted or outstanding during the three months ended March 31, 2016. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the three months ended March 31, 2016 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2016	348
Granted	-
Exercised and vested	-
Expired and forfeited	-
Outstanding at March 31, 2016	348

Options vested and expected to vest at March 31, 2016	348

Options exercisable at March 31, 2016	330

(8)	Income Taxes

During the three months ended March 31, 2016, the Company recorded $1,028,000 of income tax expense for U.S. federal income tax, substantially all of which related to a reduction of the Company’s net deferred tax assets.

After reducing its deferred tax assets by approximately $1,028,000 during the three months ended March 31, 2016, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not its remaining deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

During the three months ended March 31, 2015, the Company recorded $2,495,000 of income tax benefit for U.S. federal income tax provision for the first quarter of 2015, substantially all of which related to a reduction of a valuation allowance against the Company’s net deferred tax assets with a minimal offset attributable to minimum tax requirements and amounts due to a foreign jurisdiction.

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

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 73% and 90% of our total royalty revenues for the three months ended March 31, 2016 and 2015, respectively, and approximately 80% of our total royalty revenues in each of the years ended December 31, 2015 and 2014.

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

In September 2013, we entered into a sublease agreement (the “Sublease”) with an unrelated third party, (the “Subtenant”) pursuant to which we sublet a portion of our leased premises and parking areas located at 20 Kingsbridge Road, Piscataway, New Jersey (the “Leased Property”). The sublease commenced on November 14, 2013 and was to expire on July 30, 2021. The monthly fixed rent payable to us by the Subtenant was $10,417 in year one and escalated to $35,000 in each of years five through eight. The sublease also provided for the Subtenant to pay additional rent to cover its applicable share of various property-related expenses.

Effective June 25, 2015, we and Sigma-Tau Pharmaceuticals, Inc., Defiante Farmaceutica, S.A. and Sigma-Tau Finanzaria, S.P.A. (collectively “Sigma-Tau”) agreed to settle, for $526,128, a claim we made that Sigma Tau inappropriately withheld $826,128 (the “Claim”) in rebate payments earned in the fourth quarter of 2014 and paid in the first quarter of 2015 that would otherwise have been due us as royalty payments. Sigma-Tau retained an amount equal to $826,128 that would, but for the Claim, be due and owing to us under the Agreement in the second quarter of 2015, but under the terms of the settlement agreed to pay to us $300,000 (the “Settlement Amount”). We agreed that upon receipt of such amount, we would not have a claim for $826,128 in royalties earned for the fourth quarter of 2014, provided that we maintain our right, upon written request to Sigma-Tau and through an independent accounting firm, to inspect the relevant records of Sigma-Tau at any time within the three-year period following the close of each calendar year for the purpose of verifying the accuracy of all payments or charges used to calculate royalties payable under our agreement with Sigma-Tau for such calendar year and to make a claim as a result of such inspection. We recorded the $300,000 as royalty revenue during the second quarter of 2015 and received such Settlement Amount on July 13, 2015.

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to us under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the complaint. We have appealed this dismissal. The appeal is presently pending before the Supreme Court of the State of New York, Appellate Division. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of March 31, 2016.

On February 4, 2016, we entered into (i) an agreement (the “Surrender and Release Agreement”) with the landlord of the Leased Property (the “Landlord”) and the Subtenant and (ii) a letter agreement with the Landlord (the “Letter Agreement”). Pursuant to the Surrender and Release Agreement, (i) our lease agreement (the “Prime Lease”) with the Landlord terminated effective as of February 4, 2016 (the “Termination Date”) and (ii) our sublease agreement with the Subtenant became a direct lease between the Landlord and the Subtenant effective as of the Termination Date. Pursuant to the Letter Agreement, from and after the Termination Date, the Landlord agreed to perform all of our obligations under the sublease, the Landlord waived all claims against us in connection with the Prime Lease, the sublease or the Leased Property and the Landlord has released us from all liability in connection with the Prime Lease and the Sublease and, in exchange therefor, on the Termination Date, we paid $4.25 million to the Landlord’s mortgage lender and approximately $204,000 to the Landlord (together, the “Release Payments”). The Release Payments were recorded in 2015.

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The term of the agreement will continue until February 28, 2017. Under the agreement, in exchange for our right to use the office space at this location, we were required to pay Regus an initial service retainer of $2,418 and, thereafter, pay Regus a monthly fee of $1,209.

We wound down our remaining research and development activities during 2013. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. As announced in our Current Report on Form 8-K filed on March 21, 2016, our Board of Directors has postponed seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended March 31,
	2016	Percent Change	2015
Royalty revenue	$3.2	(39)%	$5.2

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for approximately 73% and 90% of our total royalty revenues for the three months ended March 31, 2016 and 2015, respectively. Royalty revenues from Merck have been declining sharply and this trend is expected to continue.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended
	March 31,		Dollar	Percent
PegIntron royalties from:	2016	2015	Change	Change
US sales	$0.33	$0.29	$0.04	14%
Foreign sales - Europe	0.55	1.10	(0.55)	(50)%
Foreign sales - Japan	0.02	0.84	(0.82)	(98)%
Foreign sales - Other	1.46	2.44	(0.98)	(40)%
Total	$2.36	$4.67	$(2.31)	(49.5)%

Miscellaneous Income

Miscellaneous income was $42,000 during the first quarter of 2016 and related, primarily, to sublease income.

Miscellaneous income was $56,000 during the first quarter of 2015 and related, primarily, to sublease income.

Operating Expenses:

General and Administrative:

	Three Months Ended March 31,
	2016	Percent Change	2015
General and administrative	$721,000	24%	$583,000

General and administrative expenses increased by approximately $138,000, or 24%, to approximately $721,000 for the first quarter of 2016 from approximately $583,000 for the first quarter of 2015. This increase in expense is substantially attributable to the professional fees, primarily legal fees, incurred in developing and evaluating our proposed plan of Liquidation and Dissolution.

Tax Expense (Benefit):

We incurred a tax expense of approximately $1.1 million in the first quarter of 2016. In the corresponding quarter the prior year, we realized a tax benefit of approximately $2.5 million from the partial reversal of a valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron). While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron, will be sufficient to fund our operations, at least, through March 31, 2017. However, our future royalty revenues are expected to decrease sharply over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

Cash was $9.7 million as of March 31, 2016, as compared to $11.7 million as of December 31, 2015. The decrease of approximately $2.0 million was primarily attributable to net cash used in payment of our lease termination liability, as partially offset by the increase in cash generated by our operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2016, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of March 31, 2016 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on a portion of our net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2016, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be substantially less than estimated.

•	We derive most of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

•	We may not be able to sustain profitability and we may incur losses over the next several years.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our past clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	We may not receive an Immunity Fee from Nektar for the sale of certain products.

•	We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license and other collaboration agreements that contain complex commercial terms that could result in disputes, litigation or indemnification liability that could cause the value of the Company and our assets and the market price of our common stock to decline.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease sharply over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	A small number of stockholders own a large percentage of our common stock and can influence the outcome of matters submitted to our stockholders for approval.

•	If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 21, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Repurchases

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through March 31, 2016 amounts to 16,174,568 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased at any time since 2012.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
10.1	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear*	(1)
10.2	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear*	+
10.3	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear*	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.
*	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
**	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 12, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 9, 2016	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 9, 2016	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
10.1	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear*	(1)
10.2	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear*	+
10.3	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear*	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.
*	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
**	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 12, 2013

