Form 10-Q
period 2016-06-30
ENZON PHARMACEUTICALS, INC.
filed 2016-08-10
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-12957

Enzon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State of incorporation)	(I.R.S. Employer Identification No.)

20 Commerce Drive (Suite 135), Cranford New Jersey	07016
(Address of principal executive offices)	(Zip Code)

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

Shares of Common Stock outstanding as of August 1, 2016: 43,866,611

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash	$11,231	$11,672
Other current assets	278	107
Total current assets	11,509	11,779
Deferred tax assets, net	9,282	11,111

Total assets	$20,791	$22,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$90
Accrued expenses and other current liabilities	150	205
Accrued lease termination costs	-	4,506

Total current liabilities	150	4,801

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 43,866,611 and 44,214,603 shares at June 30, 2016 and December 31, 2015, respectively	439	441
Additional paid-in capital	96,916	96,914
Accumulated deficit	(76,714)	(79,266)
Total stockholders’ equity	20,641	18,089
Total liabilities and stockholders’ equity	$20,791	$22,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Royalties	$2,272	$5,097	$5,496	$10,302
Miscellaneous income	-	95	42	151
Total revenues	2,272	5,192	5,538	10,453

Operating expenses:
General and administrative	436	516	1,157	1,099
Total operating expenses	436	516	1,157	1,099

Operating income and income before income tax expense (benefit)	1,836	4,676	4,381	9,354
Income tax expense (benefit)	801	894	1,829	(1,600)
Net income	$1,035	$3,782	$2,552	$10,954

Earnings per common share
Basic	$0.02	$0.09	$0.06	$0.25
Diluted	$0.02	$0.09	$0.06	$0.25

Weighted-average shares – basic	44,120	44,182	44,167	44,182
Weighted-average shares – diluted	44,120	44,215	44,167	44,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$2,552	$10,954
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	1,829	(1,682)
Changes in operating assets and liabilities	(4,822)	(418)
Net cash provided by (used in) operating activities	(441)	8,854

Cash flows from financing activities:
Withholding taxes – stock-based compensation	-	(6)
Common stock dividend	-	(4,417)
Net cash used in financing activities	-	(4,423)

Net increase (decrease) in cash	(441)	4,431

Cash at beginning of period	11,672	34,562

Cash at end of period	$11,231	$38,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(1) Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiary, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. In addition, the Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 72% and 67% of the Company’s total royalty revenues for the three months ended June 30, 2016 and 2015, respectively, approximately 73% and 79% of the Company’s total royalty revenues in the six-month periods ended June 30, 2016 and 2015, respectively, and approximately 80% of the Company’s total royalty revenues for each of the years ended December 31, 2015 and 2014.

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

In June 2015, the Company delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of its Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that the Company believes became payable to it under such agreement with respect to certain of the Company’s patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed the Company’s claim to an immunity fee.  On August 14, 2015, the Company filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract (the “Complaint”). On October 23, 2015, Nektar filed a motion to dismiss the Complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the Complaint. The Company has appealed this dismissal. The appeal is presently pending before the Supreme Court of the State of New York, Appellate Division. While the Company continues to believe that an immunity fee is currently due and payable by Nektar and intends to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that the Company will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of June 30, 2016.

The Company ended its remaining research and development activities during 2013 and the Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

On February 4, 2016, the Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. As announced in the Company’s Current Report on Form 8-K filed on March 21, 2016, the Board has postponed seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Board.

(2) Basis of Presentation

Interim Financial Statements

The accompanying condensed balance sheet as of December 31, 2015, which has been derived from the audited financial statements, and the interim unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

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

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. Accounting Standards Update No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but not before the original effective date of the standard. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

(4) Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2016 and December 31, 2015 due to their short-term nature.

(5) Supplemental Cash Flow Information

There were estimated federal income tax payments of $135,000 and estimated New Jersey income tax payments of $1,000 made during the six months ended June 30, 2016. The $135,000 represented an over estimate of taxes due and in the second quarter of 2016, such amount was recorded as a receivable, included in other current assets.

There were no income tax or interest payments made during the six months ended June 30, 2015.

No cash dividends were declared or paid during the six months ended June 30, 2016.

On June 30, 2015, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of the Company’s common stock. Accordingly, the Company accrued approximately $22.1 million at June 30, 2015 as a liability for this dividend. This dividend was paid on August 12, 2015.

(6) Income Per Common Share

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income Per Common Share – Basic:
Net income	$1,035	$3,782	$2,552	$10,954

Weighted-average common shares outstanding	44,120	44,182	44,168	44,182

Basic income per share	$0.02	$0.09	$0.06	$0.25

Income Per Common Share – Diluted:
Net income	$1,035	$3,782	$2,552	$10,954

Weighted-average common shares outstanding	44,120	44,182	44,167	44,182
Weighted-average incremental shares related to vesting of nonvested shares	-	33	-	46
Weighted-average common shares outstanding and common share equivalents	44,120	44,215	44,167	44,228

Diluted income per share	$0.02	$0.09	$0.06	$0.25

As of June 30, 2016, there are no shares issuable, which could potentially dilute basic EPS in the future for vesting of nonvested shares.

(7) Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the six months ended June 30, 2016, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $6,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the period, which had no effect on additional paid-in capital.

 During the six months ended June 30, 2015, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $6,000 of taxes on behalf of employees because RSUs vested during the period, which had a minimal effect on additional paid-in capital.

There were no options granted during the six months ended June 30, 2016 and no nonvested shares granted during the six months ended June 30, 2016. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the six months ended June 30,2016 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2016	348
Granted	-
Exercised and vested	-
Expired and forfeited	348
Outstanding at June 30, 2016	-

Options vested and expected to vest at June 30, 2016	-

Options exercisable at June 30, 2016	-

(8) Income Taxes

During the six months ended June 30, 2016, the Company recorded $1,829,042 of income tax expense for U.S. federal income tax, substantially all of which related to a reduction of the Company’s net deferred tax assets. Of this amount, approximately, $801,000, was recorded in the second quarter of 2016.

The Company continues to provide a partial valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that certain of its remaining deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

During the three months ended June 30, 2015, the Company recorded a tax provision of $894,000 for U.S. federal income tax provision for the second quarter of 2015.

During the six months ended June 30, 2015, the Company recorded $1,600,000 of net income tax benefit for U.S. federal income tax provision. This was substantially attributable to a reduction of a valuation allowance against the Company’s net deferred tax assets of approximately $2.5 million in the first quarter of 2015, as partially offset by the tax provision of $894,000 recorded in the second quarter of 2015.

(9) Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

(10) Subsequent Events

The Company’s common stock was delisted from Nasdaq on May 20, 2016 because the Company no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq listing rules. Effective August 9, 2016, the Company’s common stock has been quoted for trading on the OTCQX.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 72% and 67% of our total royalty revenues for the three months ended June 30, 2016 and 2015, respectively, and approximately 73% and 79% of our total royalty revenues for the six-month periods ended June 30, 2016 and 2015, respectively, and approximately 80% of our total royalty revenues in each of the years ended December 31, 2015 and 2014.

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

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to us under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the complaint. We have appealed this dismissal. The appeal is presently pending before the Supreme Court of the State of New York, Appellate Division. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of June 30, 2016.

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

Our common stock was delisted from Nasdaq on May 20, 2016 because we no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq listing rules. Effective August 9, 2016, our common stock has been quoted for trading on the OTCQX.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
Royalty revenue	$2.3	(55)	$5.1	$5.5	(47)	$10.3

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for approximately 72% and 67% of our total royalty revenues for the three months ended June 30, 2016 and 2015, respectively, and 73% and 79% of our total royalty revenues for the six-month periods ended June 30, 2016 and 2015, respectively. Royalty revenues from Merck have been declining sharply, primarily because of biosimilar competition, as have our royalties, generally, from other licensees, due to the continued expiration of patents in various countries and availability of alternative medications. This trend is expected to continue.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Six Months Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
PEGINTRON royalties from:	2016	2015	Change	Change	2016	2015	Change	Change
US sales	$0.26	$0.21	$0.05	24%	$0.58	$0.50	$0.08	16%
Foreign sales - Europe	0.39	0.79	(0.40)	-51%	0.91	1.89	(0.98)	-52%
Foreign sales - Japan	0.01	0.43	(0.42)	-98%	0.03	1.27	(1.24)	-98%
Foreign sales - Other	0.97	1.99	(1.02)	-51%	2.47	4.43	(1.96)	-44%
Total	$1.63	$3.42	$(1.79)	-52%	$3.99	$8.09	$(4.10)	-51%

Miscellaneous Income

Miscellaneous income was approximately $42,000 in the six months ended June 30, 2016, all of which was earned during the first quarter of 2016 and related, primarily, to sublease income.

Miscellaneous income was $151,000 and $95,000 for the six-month and three-month periods ended June 30, 2015, respectively, and related, primarily, to sublease income.

Operating Expenses:

General and Administrative (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	% Change	2015	2016	% Change	2015
General and administrative	$0.44	(15)	$0.52	$1.16	5%	$1.11

General and administrative expenses in the three months ended June 30, 2016 declined by $80,000, or 15%, to $440,000 from $520,000 for the second quarter of 2015. The decrease in rent expense of approximately $99,000 in the 2016 period was partially offset by increases in professional fees.

General and administrative expenses in the six months ended June 30, 2016 increased by $50,000, or 5%, to $1.16 million from $1.11 million for the first six months of 2015. The increase was due to professional fees, primarily, legal fees, incurred in developing and evaluating our proposed plan of Liquidation and Dissolution and fees in connection with transferring from Nasdaq to the OTC market, that more than offset the decrease in our rent and building related costs.

Tax Benefit:

We incurred a tax expense of approximately $1.8 million in the first half of 2016, of which approximately $.8 million was incurred during the second quarter of 2016.

We continue to provide a partial valuation allowance against its net deferred tax assets since we believe it is more likely than not that certain of our remaining deferred tax assets will not be realized. Our management will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

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

During the six months ended June 30, 2015, we recorded $1.6 million of net income tax benefit for U.S. federal income tax provision. This was substantially attributable to a reduction of the valuation allowance against our net deferred tax assets of approximately $2.5 million in the first quarter of 2015, as partially offset by the tax provision of $894,000 recorded in the second quarter of 2015.

Liquidity and Capital Resources

 Our current sources of liquidity are (i) our cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron). While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron, will be sufficient to fund our operations, at least, through June 30, 2017. However, our future royalty revenues are expected to decrease sharply over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

Cash was $11.2 million as of June 30, 2016, as compared to $11.7 million as of December 31, 2015. The decrease of approximately $.5 million was attributable to the net cash used in our operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2016, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of June 30, 2016 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on a portion of our net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2016, we believe, based on our projections, that it is more likely than not that a portion of our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be substantially less than estimated.

•	We derive most of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

•	We may not be able to sustain profitability and we may incur losses over the next several years.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our past clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	We may not receive an Immunity Fee from Nektar for the sale of certain products.

•	We depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license and other collaboration agreements that contain complex commercial terms that could result in disputes, litigation or indemnification liability that could cause the value of the Company and our assets and the market price of our common stock to decline.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease sharply over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Events with respect to our capital stock could cause the number of shares of our common stock outstanding to increase and thereby cause our stockholders to suffer significant dilution.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	A small number of stockholders own a large percentage of our common stock and can influence the outcome of matters submitted to our stockholders for approval.

•	Our common stock was recently delisted from The NASDAQ Stock Market and began being quoted for trading on the OTCQX, which may limit the liquidity of our common stock and increase its volatility.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015, as updated in “Item 1A. Risk Factors” of our subsequent quarterly report on Form 10-Q. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently hold no financial instruments.

We currently have no outstanding debt.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. The Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

The risk factor entitled “If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected” previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 21, 2016 is replaced with the following risk factor.

Our common stock was recently delisted from The NASDAQ Stock Market, which may limit the liquidity of our common stock and increase its volatility.

On May 20, 2016, our common stock was delisted from The NASDAQ Stock Market because we no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in The NASDAQ Stock Market listing rules. Effective August 9, 2016, our common stock has been quoted for trading on the OTCQX. The delisting of our common stock from The NASDAQ Stock Market may significantly affect the ability of investors to trade our common stock, and may negatively affect the value and liquidity of our common stock.

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

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 10, 2016	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: August 10, 2016	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

