Form 10-Q
period 2016-09-30
ENZON PHARMACEUTICALS, INC.
filed 2016-11-10
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Shares of Common Stock outstanding as of October 31, 2016: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015*
	(Unaudited)
ASSETS

Current assets:
Cash	$12,896	$11,672
Other current assets	234	107
Total current assets	13,130	11,779
Deferred tax assets, net	8,610	11,111

Total assets	$21,740	$22,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$90
Accrued expenses and other current liabilities	163	205
Accrued lease termination costs	-	4,506

Total current liabilities	163	4,801

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at September 30, 2016 and December 31, 2015, respectively	441	441
Additional paid-in capital	96,914	96,914
Accumulated deficit	(75,778)	(79,266)
Total stockholders’ equity	21,577	18,089
Total liabilities and stockholders’ equity	$21,740	$22,890

*	Derived from the audited December 31, 2015 consolidated balance sheet

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Royalties	$1,965	$3,766	$7,461	$14,068
Miscellaneous income	21	73	63	224
Total revenues	1,986	3,839	7,524	14,292

Operating expenses:
General and administrative	376	213	1,533	1,312
Lease termination costs	-	4,552	-	4,552

Total operating expenses	376	4,765	1,533	5,864

Operating income (loss) and income (loss) before income tax expense (benefit)	1,610	(926)	5,991	8,428

Income tax expense (benefit)	674	888	2,503	(712)
Net income (loss)	$936	$(1,814)	$3,488	$9,140

Earnings (loss) per common share
Basic	$0.02	$(0.04)	$0.08	$0.21
Diluted	$0.02	$(0.04)	$0.08	$0.21

Weighted-average shares – basic	44,214	44,182	44,214	44,182
Weighted-average shares – diluted	44,214	44,182	44,214	44,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net income	$3,488	$9,140
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	2,501	(848)
Changes in operating assets and liabilities	(4,765)	3,915
Net cash provided by operating activities	1,224	12,207

Cash flows from financing activities:

Withholding taxes – stock based compensation	-	(6)
Common stock dividend	-	(26,508)
Net cash used in financing activities	-	(26,514)

Net increase (decrease) in cash	1,224	(14,307)

Cash at beginning of period	11,672	34,562

Cash at end of period	$12,896	$20,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

 Enzon Pharmaceuticals, Inc. (together with its subsidiary, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. In addition, the Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 61% and 83% of the Company’s total royalty revenues for the three months ended September 30, 2016 and 2015, respectively, approximately 70% and 80% of the Company’s total royalty revenues in the nine-month periods ended September 30, 2016 and 2015, respectively, and approximately 80% and 79% of the Company’s total royalty revenues for each of the years ended December 31, 2015 and 2014, respectively.

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

In June 2015, the Company delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of its Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that the Company believes became payable to it under such agreement with respect to certain of the Company’s patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed the Company’s claim to an immunity fee.  On August 14, 2015, the Company filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract (the “Complaint”). On October 23, 2015, Nektar filed a motion to dismiss the Complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the Complaint. The Company appealed this dismissal. In an Order dated October 25, 2016, the Supreme Court of the State of New York, Appellate Division reversed the decision of the trial court and denied Nektar’s motion to dismiss the Complaint. The case was remanded to the trial court for further proceedings. While the Company continues to believe that an immunity fee is currently due and payable by Nektar and intends to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that the Company will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of September 30, 2016.

On February 4, 2016, the Company entered into (i) an agreement with the landlord (the “Landlord”) of our leased property at 20 Kingsbridge Road, Piscataway, New Jersey (the “Leased Property”) and the Company’s subtenant and (ii) a letter agreement with the Landlord (the “Letter Agreement”). Pursuant to a Surrender and Release Agreement, (i) our lease agreement (the “Prime Lease”) with the Landlord terminated effective as of February 4, 2016 (the “Termination Date”) and (ii) our sublease agreement with the subtenant became a direct lease between the Landlord and the subtenant effective as of the Termination Date. Pursuant to the Letter Agreement, from and after the Termination Date, the Landlord agreed to perform all of the Company’s obligations under the sublease, the Landlord waived all claims against the Company in connection with the lease, the sublease or the Leased Property and the Landlord has released the Company from all liability in connection with the lease and the sublease and, in exchange therefor, on the Termination Date, the Company paid $4.25 million to the Landlord’s mortgage lender and approximately $204,000 to the Landlord (together, the “Release Payments”). The Release Payments were recorded in 2015.

Commencing on March 1, 2016, the Company changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. The Company entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The term of the agreement will continue until February 28, 2017. Under the agreement, in exchange for the Company’s right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and, thereafter, pay Regus a monthly fee of $1,209.

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

In August 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective but will become effective for annual and interim periods beginning after December 15, 2017. The Company believes that ASU No. 2016-01 will not have a material effect on its consolidated financial statements and related disclosures.

In January 2016, FASB issued Accounting Standards Update 2016-01 (ASU No. 2016-01) “Recognition and Measurement of Financial Assets and Financial Liabilities.” The FASB issued this update to make limited amendments to the guidance in U. S. GAAP on the classification and measurement of financial instruments. This update significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The update will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company believes that ASU No. 2016-01 will not have a material effect on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The standard permits the use of either the retrospective or prospective transition method. The Company believes that ASU No. 2016-01 will not have a material effect on its consolidated financial statements and related disclosures.

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2016 and December 31, 2015 due to their short-term nature.

(5)	Supplemental Cash Flow Information

During the nine months ended September 30, 2016, there was an estimated federal income tax payment of $135,000 made and $1,500 of estimated New Jersey income tax payments made. The $135,000 represented an over estimate of taxes due and in the third quarter of 2016, such amount was recorded as a receivable, included in other current assets.

During the nine months ended September 30, 2015, the Company made federal income tax payments of $137,000.

There were no interest payments made during the nine months ended September 30, 2016 and 2015.

(6)	Income (Loss) Per Common Share

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income (Loss) Per Common Share – Basic:
Net income (loss)	$936	$(1,814)	$3,488	$9,140

Weighted-average common shares outstanding	44,214	44,182	44,214	44,182

Basic income (loss) per share	$0.02	$(0.04)	$0.08	$0.21

Income (Loss) Per Common Share – Diluted:
Net income (loss)	$936	$(1,814)	$3,488	$9,140

Weighted-average common shares outstanding	44,214	44,182	44,214	44,182
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	-	-	-	32
Weighted-average common shares outstanding and common share equivalents	44,214	44,182	44,214	44,214

Diluted income (loss) per share	$0.02	$(0.04)	$0.08	$0.21

As of September 30, 2016, there are no shares issuable, which could potentially dilute basic EPS in the future for vesting of nonvested shares.

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the nine months ended September 30, 2016 and 2015, the Company incurred no stock-based compensation expense. No RSUs were outstanding as of September 30, 2016.

Shares were withheld to pay approximately $6,000 of taxes on behalf of employees because RSUs vested during the nine months ended September 30, 2015, which had a minimal effect on additional paid-in capital.

There were no options granted during the nine months ended September 30, 2016 and 2015 and no nonvested shares granted during the nine months ended September 30, 2016 and 2015. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the nine months ended September 30, 2016 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2016	348
Granted	-
Exercised and vested	-
Expired and forfeited	(348)
Outstanding at September 30, 2016	-

Options vested and expected to vest at September 30, 2016	-

Options exercisable at September 30, 2016	-

(8)	Income Taxes

During the nine months ended September 30, 2016, the Company recorded $2,503,000 of income tax expense for U.S. federal income tax, substantially all of which related to a reduction of the Company’s net deferred tax assets. Of this amount, approximately, $674,000 was recorded in the third quarter of 2016.

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

During the nine months ended September 30, 2015, the Company recorded $712,000 of net income tax benefit for U.S. federal income tax provision. This was substantially attributable to a reduction of a valuation allowance against the Company’s net deferred tax assets of approximately $2.5 million in the first quarter of 2015, as partially offset by the tax provision of $1.78 million recorded in the second and third quarters of 2015.

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

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ® , Sylatron ® , Macugen ® and CIMZIA ® . We also had previously received royalty revenues from licensing arrangements related to sales of Oncaspar and Adagen until our rights to receive royalties on sales of these products expired in 2014. In addition, our rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 61% and 83% of our total royalty revenues for the three months ended September 30, 2016 and 2015, respectively, and approximately 70% and 80% of our total royalty revenues for the nine-month periods ended September 30, 2016 and 2015, respectively, and approximately 80% and 79% of our total royalty revenues in each of the years ended December 31, 2015 and 2014.

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

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to us under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the complaint. We appealed this dismissal. In an Order dated October 25, 2016, the Supreme Court of the State of New York, Appellate Division reversed the decision of the trial court and denied Nektar’s motion to dismiss the Complaint. The case was remanded to the trial court for further proceedings. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of September 30, 2016.

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

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
Royalty revenue	$2.0	(48)	$3.8	$7.5	(47)	$14.1

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron by Merck accounted for approximately 61% and 83% of our total royalty revenues for the three months ended September 30, 2016 and 2015, respectively, and approximately 70% and 80% of our total royalty revenues for the nine months ended September 30, 2016 and 2015, respectively. Royalty revenues from Merck have been declining sharply, primarily because of biosimilar competition, as have our royalties, generally, from other licensees, due to the continued expiration of patents in various countries and availability of alternative medications. This trend is expected to continue.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
PegIntron royalties from:	2016	2015	Change	Change	2016	2015	Change	Change
US sales*	$0.30	$0.24	$0.06	25%	$0.88	$0.74	$0.14	19%
Foreign sales - Europe	0.12	0.72	(0.60)	(83)%	1.03	2.61	(1.58)	(61)%
Foreign sales - Japan	0.01	0.38	(0.37)	(97)%	0.04	1.62	(1.58)	(98)%
Foreign sales - Other	0.78	1.83	(1.05)	(57)%	3.25	6.30	(3.05)	(48)%
Total	$1.21	$3.17	$(1.96)	(62)%	$5.20	$11.27	$(6.07)	(54)%

*	Our right to receive royalties on U.S. sales of PegIntron expires in 2016.

Miscellaneous Income

Miscellaneous income was approximately $63,000 and $21,000 for the nine months and three months ended September 30, 2016, respectively, and related, primarily, to sublease income.

Miscellaneous income was approximately $224,000 and $73,000 for the nine months and three months ended September 30, 2015, respectively, and related, primarily, to sublease income.

Operating Expenses:

General and Administrative (in millions of dollars):

	Three Months Ended September 30,			Nine months Ended September 30,
	2016	% Change	2015	2016	% Change	2015
General and administrative	$0.4	100	$0.2	$1.5	15	$1.3

General and administrative expenses increased by $.2 million, or 100%, to $0.4 million for the third quarter of 2016 from $0.2 million for the third quarter of 2015. This increase is primarily attributable to the reduction of general and administrative expense in the third quarter of 2015 due to the write-off of accrued rent in connection with our lease termination during that period.

General and administrative expenses in the nine months ended September 30, 2016 increased by $200,000, or 15%, to $1.5 million from $1.3 million for the first nine months of 2015. The increase was due to professional fees, primarily, legal fees, incurred in developing and evaluating our proposed plan of Liquidation and Dissolution, litigation in connection with Nektar and fees in connection with transferring from Nasdaq to the OTC market, that more than offset the decrease in our rent and building related costs.

Income Tax (Expense) Benefit

We incurred a tax expense of approximately $2.5 million in the first nine months of 2016, of which approximately $0.7 million was incurred during the third quarter of 2016. Substantially all of the income tax expense is related to a reduction of the Company’s net deferred tax assets, utilizing its net offering loss carryforwards. The income tax expense approximates expected statutory income tax rates.

We continue to provide a partial valuation allowance against our net deferred tax assets since we believe it is more likely than not that certain of our remaining deferred tax assets will not be realized. Our management will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

We incurred a tax expense of approximately $888,000 and realized a tax benefit of approximately $712,000, respectively, for the three and nine-month periods ended September 30, 2015. This resulted from the partial reversal of a valuation allowance against our deferred tax assets, which provided approximately $2.5 million in tax benefit during the first quarter of 2015, as partially offset by an aggregate tax provision of approximately $1.7 million in the second and third quarters of 2015.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron). While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron and our cash on hand, will be sufficient to fund our operations, at least, through September 30, 2017. However, our future royalty revenues are expected to decrease sharply over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

Cash was $12.9 million as of September 30, 2016, as compared to $11.7 million as of December 31, 2015. The increase of approximately $1.2 million was attributable to the net cash provided by operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2016, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of September 30, 2016 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on a portion of our net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2016, we believe, based on our projections, that it is more likely than not that a portion of our net deferred tax assets, including our net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1 Legal Proceedings.

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable to us under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, the we filed a summons and complaint against Nektar in the Supreme Court of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Supreme Court of the State of New York granted Nektar its motion to dismiss the complaint. We appealed this dismissal. In an Order dated October 25, 2016, the Supreme Court of the State of New York, Appellate Division reversed the decision of the trial court and denied Nektar’s motion to dismiss the Complaint. The case was remanded to the trial court for further proceedings. While we believe that an immunity fee is currently due and payable by Nektar and intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of September 30, 2016. See Note 9 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 21, 2016, as updated by our Quarterly Report on Form 10-K for the quarter ended June 30, 2016 filed on August 10, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through September 30, 2016 amounts to 16,174,568 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased at any time since 2012.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 10, 2016	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: November 10, 2016	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. (1)	*

*	Filed herewith.