Form 10-K
period 2016-12-31
ENZON PHARMACEUTICALS, INC.
filed 2017-03-24
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 0-12957

Enzon Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-2372868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Commerce Drive (Suite 135), Cranford, New Jersey	07016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 980-4500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, $0.01 par value	None
Series A Junior Participating Preferred Stock Purchase Rights

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

☐  Large accelerated filer    ☐  Accelerated filer    ☐  Non-accelerated filer    ☒  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes     ☒   No

The aggregate market value of the Common Stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $17,985,310 as of June 30, 2016, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.41 per share reported for such date. Shares of Common Stock held by each executive officer and director of the registrant as of June 30, 2016 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,214,603 shares of Common Stock issued and outstanding as of March 22, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2017 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2016, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2016 Annual Report on Form 10-K

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

Our website is located at www.enzon.com . Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, by calling (732) 980-4500, through the SEC’s website by clicking the SEC Filings link from the Investors and Media page on our website at www.enzon.com or directly from the SEC’s website at www.sec.gov . Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “we” or “us”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 64% and 80% of our total royalty revenues for each of the years ended December 31, 2016 and 2015, respectively.

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

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay a post-patent expiration immunity fee that we believe became payable under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. The Company appealed this dismissal and on October 25, 2016 the Appellate Division reversed and remanded the case to the trial court for further proceedings. On November 28, 2016, Nektar served an amended answer and counterclaim alleging that the patents at issue are unenforceable. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of December 31, 2016.

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

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The term of the agreement was to continue until February 28, 2017. Under the agreement, in exchange for our right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter paid Regus a monthly fee of $1,209. This agreement was renewed for another year to February 28, 2018 at a monthly fee of $1,229.

We wound down our remaining research and development activities during 2013 and we have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

Plan of Dissolution

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company concluded that the SEC was unlikely to grant such relief to the Company in 2016. Accordingly, after further consideration, our Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect the Company’s corporate existence to continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. Our future royalty revenues are forecasted to aggregate approximately $10.1 million from the beginning of 2017 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

ROYALTIES

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ® , Sylatron ® , Macugen ® and CIMZIA ® . PegIntron has been the largest source of our royalty income. Royalty revenues from sales of PegIntron accounted for approximately 64% and 80% of our total royalty revenues in each of the years ended December 31, 2016 and 2015, respectively. Our right to receive royalties on U. S. sales of PegIntron expired in 2016.

DRUG PRODUCT	PRIMARY OR TARGET INDICATIONS	DRUG MARKETER	ROYALTY EXPIRATION
PegIntron (peginterferon alfa-2b) Sylatron (peginterferon alfa 2b)	Chronic hepatitis C Melanoma	Merck	Expired in U.S.– 2016 Europe – 2018 Japan – 2021 Rest of world – varies by country

Macugen (pegaptanib sodium injection)	Neovascular (wet) age-related macular degeneration	Valeant Pharmaceuticals Inc. (“Valeant”) and Pfizer Inc.	Expired in U.S. – 2014 Expired in Great Britain – 2014 Rest of world – 2018

CIMZIA (certolizumab pegol)	Crohn’s disease, rheumatoid arthritis	UCB Pharma	Expired in U.S. – 2014 Expired in Great Britain – 2014 Rest of world – 2018

PegIntron is a PEG-enhanced version of Merck’s alpha interferon product, INTRON ® A, which is used both as a monotherapy and in combination with REBETOL ® (ribavirin) capsules for the treatment of chronic hepatitis C. Merck holds an exclusive worldwide license to PegIntron. We are entitled to receive royalties on Merck’s worldwide sales of PegIntron until certain expiration dates set forth in the license agreement. Our rights to receive royalties from sales of PegIntron expired in the U.S. in 2016 and are expected to expire in Europe in 2018 and expire in Japan in 2021. Merck is responsible for all manufacturing, marketing, and development activities for PegIntron. We designed PegIntron to allow for less frequent dosing and to yield greater efficacy, as compared to INTRON ® A. On March 29, 2011, the United States Food and Drug Administration (FDA) approved peginterferon alfa-2b (Sylatron®) to treat melanoma with nodal involvement after surgical resection.

Sales of PegIntron have been in decline since 2008. Products that compete with PegIntron have been and potentially will be introduced by other drug manufacturers. In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that don’t require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend.

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

PegIntron

PegIntron, marketed by Merck, competes directly with Hoffmann-La Roche’s PEGASYS. Merck and Hoffmann-La Roche have been the major competitors in the global interferon alfa market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively, and the PEGylated interferon-based combination therapy is a highly competitive market. On December 6, 2013, the U.S. Food and Drug Administration (FDA) approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. On October 10, 2014, the FDA approved Gilead’s Harvoni (ledipasvir/sofosbuvir), the first once-daily single tablet regimen for the treatment of genotype 1 chronic hepatitis C infection, eliminating the need for interferon and ribavirin. On November 18, 2014, the European Commission granted marketing authorization for Harvoni. On December 19, 2014, the FDA approved Abbvie’s all-oral treatment for hepatitis C, and on January 16, 2015, the European Commission granted marketing authorization for this treatment. In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that don’t require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend. We expect that the adoption of oral treatments for hepatitis C will have a negative impact on PegIntron revenues.

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

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have an extensive portfolio of issued U.S. patents, many of which have foreign counterparts. Of the patents owned or exclusively licensed by us, one relates to PegIntron. The patent related to PegIntron (peginterferon alfa-2b) expired in the U.S. in 2016 and will expire outside of the U.S. in 2018 (including any patent term extensions), except for Japan, where the patent was extended until 2021. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

In April 2013, pursuant to an asset purchase agreement, we sold to Belrose Pharma, Inc. (“Belrose”), all right, title and interest, including our patents, relating to PEG technology and our PEG-SN38 clinical candidate. As part of our agreement with Santaris, we assigned our rights to our LNA clinical candidates and other LNA compounds to Santaris.

In the field of SCA proteins, we have several U.S. and foreign patents and pending patent applications.

GOVERNMENT REGULATION

Although we are no longer engaged in clinical activities, our patent assignees are subject to various government regulatory processes.   The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements on the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state, local and foreign entities regulate research and development activities and the inspection, testing, manufacture, quality assurance, safety, effectiveness, labeling, packaging, storage, distribution, record-keeping, approval, and promotion of products. Drug products require regulatory approval before commercialization. In particular, therapeutic products for human use are subject to rigorous preclinical and clinical testing and other requirements of the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, implemented by the FDA, as well as similar statutory and regulatory requirements of foreign countries. Obtaining these marketing approvals and subsequently complying with ongoing statutory and regulatory requirements is costly and time consuming. Any failure by our collaborators, licensors or licensees to obtain, or any delay in obtaining, regulatory approval or in complying with post-approval requirements, could adversely affect our ability to receive product or royalty revenues.

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

EMPLOYEES AND EXECUTIVE OFFICERS

We currently have no employees. Our executive officers provide services to us on a consulting basis.

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

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution, pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company concluded that the SEC was not likely to grant such relief to the Company in 2016. Accordingly, after further consideration, our Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

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

We derive most of our royalty revenues from continued sales of PegIntron, which is marketed by Merck. Our right to receive royalties on U. S. sales of PegIntron expired in 2016. Royalty revenues from sales of PegIntron accounted for approximately 64% and 80% of our total royalty revenues in each of the years ended December 31, 2016 and 2015, respectively. Sales of PegIntron have been in decline since 2008. As a consequence, a continued decline in the sales of PegIntron could adversely affect our operating results and financial position. Worldwide sales of PegIntron declined 65% to $63 million in 2016 compared with $182 million in 2015, which was a decrease of 52% from 2014. As reported by Merck, sales declines were driven by lower volumes in nearly all regions as the availability of new therapeutic options resulted in continued loss of market share. We cannot assure you that Merck will continue to generate sales of PegIntron at levels that would enable us to receive royalties in amounts that are comparable with the amounts of royalties that we have received in recent years. The amount and timing of resources dedicated by Merck to the marketing of PegIntron is not within our control. In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that don’t require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend. Our royalty revenues will be negatively affected if sales of PegIntron are limited for any reason, including if Merck cannot market PegIntron effectively as a result of competitive, manufacturing, regulatory or other issues.

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

We may not receive an Immunity Fee from Nektar for the sale of certain products

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay an immunity fee that we believe became payable under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. The Company appealed this dismissal and on October 25, 2016 the Appellate Division reversed and remanded the case to the trial court for further proceedings. On November 28, 2016, Nektar served an amended answer and counterclaim alleging that the patents at issue are unenforceable. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar.

We may not be able to sustain profitability and we may incur losses over the next several years.

We have incurred losses in the past and have limited sources of revenues. Our revenues and operating results will likely fluctuate in future periods due to variations in our royalty revenues, which are expected to decline rapidly. In anticipation of the revenue decline, we have commensurately reduced our operating expenses, including the cessation of our research and development activities, elimination of our workforce, discontinuance of our significant lease commitment and the use of consultants in order to sustain profitability. However, with the sustained decline in revenue and the expectation of continued operating expenses, there can be no assurance that we will be successful in maintaining profitability.

Our rights to receive royalties on sales of PegIntron and sales of other drug products will eventually expire and we currently do not intend on acquiring new sources of royalty revenues.

Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country.   Our right to receive royalties on sales of PegIntron expired in the U.S. in 2016, and is expected to expire in Europe in 2018 and expire in Japan in 2021.   Other than our rights to received immunity fees, our rights to receive royalties under our agreement with Nektar relating to CIMZIA and Macugen expired in the U.S. and Great Britain in 2014 and will expire in other countries by 2018. We currently do not intend to acquire new sources of royalty revenues.   As a result, following expirations of our rights to receive royalties on sales of PegIntron and sales of other drug products, we may not have sufficient revenues to continue operations.

We may not realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a partial valuation allowance against our deferred income tax assets. The valuation allowance may fluctuate as conditions change. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOL carryforwards. To preserve our ability to utilize NOLs in the future without a Section 382 limitation, our Board of Directors adopted a Section 382 rights plan on April 30, 2014, which would be triggered upon certain transfers of our securities. There can be no assurance that we will not undergo an ownership change within the meaning of Section 382. See Note 11 to our Financial Statements, included in Item 8 in this document.

We have reallocated certain employment responsibilities and outsourced certain corporate functions, which make us more dependent on third-parties to perform these corporate functions.

We have outsourced certain corporate functions, which make us more dependent on third-parties for the performance of these functions. To the extent that we are unable to effectively reallocate employee responsibilities, retain key officers as consultants, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to manage the operations of our business effectively could be compromised.

We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

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

Our revenues depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

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

Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc. and the quotation of our common stock on the OTCQX market does not assure that a liquid trading market exists or will develop. Stocks traded on the OTCQX market generally have very limited trading volume and exhibit a wider spread between the bid/ask quotations than stocks traded on national exchanges. Moreover, a significant number of institutional investors have investment policies that prohibit them from trading in stocks on the OTCQX marketplace. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. This significantly limits the liquidity of our common stock and may adversely affect the market price of our common stock.

We do not currently, and are not expected in the future to, meet the listing standards of any national exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQX market. As a result, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time. In the future, our common stock could become subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock.

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

In April 2013, we announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. On December 5, 2014, our Board of Directors declared a special cash dividend of $0.10 per share, which was paid on January 28, 2015. In addition our Board of Directors declared dividends of $0.50 and $0.25 per share on July 2, 2015 and December 2, 2015, respectively. Such dividends were paid on August 12, 2015 and December 14, 2015, respectively. On November 14, 2016, our Board of Directors also declared a special cash dividend of $0.15 per share, which was paid on December 12, 2016. The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, and therefore our Board of Directors could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing royalties and our ability to manage expenses, including costs relating to our ongoing operations. Our future revenues from existing royalties are expected to decrease sharply over the next several years (and eventually cease altogether) due to eventual expirations over time of our right to receive royalties under the terms of our existing licensing arrangements. Future revenues from existing royalties may also decline due to decreases in the sales of the drug products for which we have the right to receive royalties. There is no assurance that we will have sufficient royalty revenues to be able to pay dividends in the future. Moreover, if we file a Plan of Dissolution, the applicable Delaware court may impose limitations on our ability to declare dividends prior to the final dissolution of the Company. Any inability to pay dividends could cause the market price of our common stock to decline significantly.

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

Further, we have in place a Section 382 rights plan, commonly known as a “poison pill”, that our Board of Directors adopted in April 2014 in an effort to preserve the value of our net operating loss carryforwards. The provisions described above, our Section 382 rights plan and provisions of Delaware corporate law relating to business combinations with interested stockholders may discourage, delay or prevent a third party from acquiring us. These provisions may also discourage, delay or prevent a third party from acquiring a large portion of our securities or initiating a tender offer, even if our stockholders might receive a premium for their shares in the acquisition over the then current market price.   (See Note 15 to our financial statements, included in Item 8, in this document.)

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since March 1, 2016, we have occupied the following office space pursuant to an office service agreement:

Location	Principal Use	Approx. Square Footage	Approx. Annual Rent	Expiration

20 Commerce Drive (Suite 135), Cranford, New Jersey	Executive offices	500	$15,000	February 28, 2018

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

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay a post-patent expiration immunity fee that we believe became payable under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. The Company appealed this dismissal and on October 25, 2016 the Appellate Division reversed and remanded the case to the trial court for further proceedings. On November 28, 2016, Nektar served an amended answer and counterclaim alleging that the patents at issue are unenforceable. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of December 31, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock was delisted from Nasdaq on May 20, 2016 because we no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq listing rules. Effective August 9, 2016, our common stock has been quoted for trading on the OTCQX market under the trading symbol “ENZN.”

The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2016 and December 31, 2015 as reported by The NASDAQ Stock Market or the OTCQX Markets Group, Inc., as applicable. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2016
First Quarter	$0.70	$0.39
Second Quarter	0.56	0.39
Third Quarter	0.42	0.37
Fourth Quarter (1)	0.50	0.31

Year Ended December 31, 2015
First Quarter (2)	$1.25	$0.90
Second Quarter	1.88	1.04
Third Quarter (3)	1.82	0.91
Fourth Quarter (4)	1.10	0.57

(1)	On December 12, 2016, we paid a special cash dividend of $0.15 per share of common stock.
(2)	On January 28, 2015, we paid a special cash dividend of $0.10 per share of common stock.
(3)	On August 12, 2015, we paid a special cash dividend of $0.50 per share of common stock.
(4)	On December 29, 2015, we paid a special cash dividend of $0.25 per share of common stock.

Holders

As of March 3, 2017, there were 941 holders of record of our common stock.

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

On December 4, 2014, the Board declared a special cash dividend of $0.10 per share of common stock. This special cash dividend per share was paid on January 28, 2015 to stockholders of record as of January 12, 2015.

On June 30, 2015, the Board declared a special cash dividend of $0.50 per share of common stock. This special cash dividend was paid on August 12, 2015 to stockholders of record as of July 21, 2015.

On December 2, 2015, the Board declared a special cash dividend of $0.25 per share of common stock. This special cash dividend was paid on December 29, 2015 to stockholders of record as of December 14, 2015.

 On November 14, 2016, the Board declared a special cash dividend of $0.15 per share of common stock. This special cash dividend was paid on December 12, 2016 to stockholders of record as of November 28, 2016.

Repurchase of Equity Securities

Common Stock

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2016 amounts to 16,174,578 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased in 2016 and 2015.

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

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ® , Sylatron ® , Macugen ® and CIMZIA ® . The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 64% and 80% of our total royalty revenues in each of the years ended December 31, 2016 and 2015, respectively. Our right to receive royalties on U. S. sales of PegIntron expired in 2016.

We were previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. In December 2012, we announced that our Board of Directors retained a financial advisor to review the possible sale or disposition of one or more corporate assets or a sale of our company and that our Board of Directors established a special committee to oversee our sale review process. In connection with our sale review process, we substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. In April 2013, we announced that we had concluded a review of the sale or disposition of one or more corporate assets or a sale of our company. The review did not result in a definitive offer to acquire our company or all or substantially all of our assets. In the same announcement, we also announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay a post-patent expiration immunity fee that we believe became payable under such agreement with respect to certain of our patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed our claim to an immunity fee.  On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. The Company appealed this dismissal and on October 25, 2016 the Appellate Division reversed and remanded the case to the trial court for further proceedings. On November 28, 2016, Nektar served an amended answer and counterclaim alleging that the patents at issue are unenforceable. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of December 31, 2016.

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

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. Under the agreement, in exchange for our right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209 until February 28, 2017. This agreement was renewed for another year, until February 28, 2018, for a monthly fee of $1,229.

We wound down our remaining research and development activities during 2013. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

Plan of Dissolution

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company concluded that the SEC was unlikely to grant such relief to the Company in 2016. Accordingly, after further consideration, our Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect the Company’s corporate existence to continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. The Company’s future royalty revenues are forecasted to aggregate approximately $10.1 million from the beginning of 2017 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

Results of Operations (in millions of dollars):

	For the Year Ended December 31,
	2016	2015
Revenues:
Royalties	$8.3	$17.3
Miscellaneous income	.1	.2
Total revenues	8.4	17.5
Operating expenses:
General and administrative	1.7	2.2
Lease termination	.1	4.5
Operating income	6.6	10.8
Income tax (expense) benefit	(7.7)	10.8
Net (loss) income	$(1.1)	$21.6

Overview

The following table summarizes our royalties earned in 2016 and 2015:

Royalty Revenues (in millions of dollars):

	For the Year Ended December 31,
		%
	2016	Change	2015

Royalty revenue	$8.3	(52)	$17.3

Most of our royalty revenues are derived from sales of PegIntron. Royalty revenues from sales of PegIntron accounted for approximately 64% and 80% of our total royalty revenues in both 2016 and 2015, respectively. Our right to receive royalties on U. S. sales of PegIntron expired in 2016.

In March 2017, Merck notified us that it had overpaid us approximately $1.02 million in royalties during the second and third quarters of 2016. This was due to a previous misunderstanding regarding the date on which our right to receive royalties from U. S. sales of PegIntron expired, which Merck now advises had occurred in February 2016. Merck has notified us that it intends to recover such overpayment from us by reducing future royalties to which we would otherwise be entitled from Merck until the full amount of the overpayment has been recouped. Consequently, it is expected that we will receive no payment from Merck during the first quarter of 2017.

The effect of this overpayment to Enzon’s revenue, net of a 25% interest, which we sold to a third party in 2007, was recorded in 2016 and amounted to a reduction of royalty revenues of approximately $770,000 and the incurrence of a liability of the same amount.

The following table summarizes our PegIntron royalties earned in 2016 and 2015:

PegIntron royalties from (in millions of dollars):

	For the Year Ended December 31,
		%
	2016	Change	2015

U.S. sales	$0.5	(58)	$1.2

Foreign sales – Europe	1.5	(53)	3.2

Foreign sales – Japan	-	(100)	1.8

Foreign sales – Other	3.4	(56)	7.7

Total	$5.4	(61)	$13.9

Other royalty revenues and certain licensing revenues relate to the application of our technology to third-party products including those under a cross-license agreement with Nektar Therapeutics, Inc. (Nektar) under which we receive a share of the royalties and licensing income received by Nektar. There are currently three third-party products for which Nektar has granted sublicenses to our PEGylation technology and for which we are participating in royalty and licensing income revenues: UCB’s CIMZIA for the treatment of Crohn’s disease and rheumatoid arthritis in the European Union and Valeant and Pfizer’s Macugen for the treatment of neovascular (wet) age-related macular degeneration. Our rights to to receive royalties on sales of Macugen and CIMZIA in the U.S. and Great Britain expired in 2014. As part of the January 2010 sale of our former specialty pharmaceutical business, we were also entitled to royalties from the purchaser of such business of 5 to 10 percent on incremental net sales above a 2009 baseline amount through 2014 from the four marketed drug products we sold to them, namely, Adagen ® , Oncaspar ® , Abelcet ® , and DepoCyt ® . The royalty rights to Adagen ® and Oncaspar ® expired in 2014.

Royalty revenues decreased approximately 52% in 2016 compared to 2015. This was driven by a 61% decrease in royalties on PegIntron and smaller decreases in royalties from Nektar and Sigma Tau. Worldwide sales of PegIntron declined 65% to $63 million in 2016 compared with $182 million in 2015, which was a decrease of 52% from 2014. As reported by Merck, sales declines were driven by lower volumes in nearly all regions, as the availability of new therapeutic options resulted in continued loss of market share.

Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. We derive most of our royalty revenues from sales of PegIntron, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Our rights to receive royalties from sales of PegIntron expired in the U.S. in 2016 and are expected to expire in Europe in 2018 and in Japan in 2021.

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

In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that don’t require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend.

Miscellaneous Income

Miscellaneous income in 2016 includes rental receipts aggregating approximately $42,000 and reimbursements from services providers of approximately $21,000. In 2015 miscellaneous income is comprised of approximately $200,000 in rental receipts. In each of the years, the rental receipts relate to the sublease of unused manufacturing and excess office facilities for which we had ongoing lease commitments. The underlying rental expense is reflected in general and administrative expense. In 2013, we entered into a sublease arrangement with an unrelated third party, pursuant to which we sublet a portion of our premises located at 20 Kingsbridge Road, Piscataway, New Jersey. In February 2016, we terminated this sublease and the related prime lease after paying lease termination fees aggregating approximately $4.5 million.

General and Administrative Expenses (in millions of dollars):

	For the Year Ended December 31,
		%
	2016	Change	2015

General and administrative expenses	$1.7	(23)	$2.2

For the year ended December 31, 2016, general and administrative expenses were $1.7 million, down 23% from $2.2 million in the prior year. The change in 2016 from 2015 was primarily from reductions in building-related expenses.

 In 2016, general and administrative expenses consist primarily of consulting fees for executive services, outside professional services for accounting, audit, tax, legal, and financing activities and patent filing fees. In 2015, other general and administrative expenses consist primarily of consulting fees for executive services, salaries and benefits for support functions; outside professional services for accounting, audit, tax, legal, and financing activities; patent filing fees and facilities costs.

Lease Termination Costs

In 2015, included in operating expenses, is approximately $4,506,000, primarily attributable to the one-time lump sum termination fee of approximately $4.5 million agreed upon in assignment, assumption, and release agreement between us and Kingsbridge 2005, LLC and a severance payment of approximately $52,000 in connection with the termination of our lease for our 20 Kingsbridge Road property that was concluded in February 2016. There was no comparable expense in 2016.

Income Taxes

At December 31, 2015, the Company decreased its valuation allowance (federal and state tax effected) by approximately $11.1 million, which resulted in a tax benefit of $10.8 million, due to projected royalty income of $29.4 million with minimal expenses.

At December 31, 2016, the Company revised its projected royalty income downward to $10.1 million. As a result, our revised projections, along with our current year’s income before income taxes, we recorded a deferred tax expense of approximately $7.7 million.

The decrease in projected revenues is significantly attributable to the steep decline in worldwide sales of PegIntron in 2016, as reported by Merck, due to increased competition from new therapeutic options and, consequently, a continued loss of market share. Similar market factors have negatively impacted the Company’s other licensed products. Additionally, Merck’s recoupment in 2017 of overpaid royalties in 2016, reduced projected revenues by approximately $.8 million.

These projections and beliefs are based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other things, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond the Company’s control. As a result there can be no assurance that the estimates and assumptions upon which theses projections and beliefs are based will prove accurate, that the projected results will be realized or that the actual results will not be substantially higher or lower than projected.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our existing cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology (primarily anticipated royalty revenues from sales of PegIntron). While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our existing cash on hand and anticipated royalty revenues, primarily anticipated royalty revenues from sales of PegIntron, will be sufficient to fund our operations, at least, through March 31, 2018. However, our future royalty revenues are expected to decrease sharply over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

Cash provided by operating activities represents net income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during 2016 was $2.6 million, as compared to cash provided by operating activities of $14.7 million in 2015. The decrease was due, primarily to the $22.8 million negative change in net income, as adjusted by the non-cash deferred tax benefit change of $7.7 million and an increase in accounts payable of approximately $680,000 (significantly attributable to an overpayment to us by Merck), as partially offset by a decrease of lease termination costs of $4.5 million.

Cash used in financing activities in 2016 amounted to $6.6 million compared with $37.6 million in 2015. This decrease was entirely attributable to the payments of approximately $6.6 million in dividends on our common stock in December 2016, as compared with aggregate dividend payments $37.6 million on our common stock that were paid in January, August and December 2015.

The net effect of the foregoing was a decrease of cash of approximately $4.1 million, from $11.7 million at December 31, 2015 to $7.6 million at December 31, 2016.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2016, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2016 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2016, we believe, based on our projections, that it is more likely than not that a portion of our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

Item 8. Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-26 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2016 our internal control over financial reporting was effective based on those criteria.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

/s/ Andrew Rackear	/s/ Richard L. Feinstein
Andrew Rackear	Richard L. Feinstein
Chief Executive Officer and Secretary	Vice President-Finance and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 24, 2017	March 24, 2017

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2016, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2016 to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2016, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2016 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2016, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2016 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2016, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2016 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2016, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2016 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(9)
2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(17)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(11)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(15)
4.1	Section 382 Rights Agreement, dated as of May 1, 2014, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(15)
4.2	First Amendment to Section 382 Rights Agreement, dated as of February 22, 2016, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(18)
4.3	Second Amendment to Section 382 Rights Agreement, dated as of December 8, 2016, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	+
10.1	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(12)
10.4	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.5	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.6	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(6)
10.7	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.8	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(4)
10.9	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.10	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(8)
10.11	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(8)
10.12	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(8)
10.13	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(8)
10.14	2011 Stock Option and Incentive Plan**	(10)
10.15	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.17	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.19	2007 Employee Stock Purchase Plan	(7)
10.20	Separation Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and George W. Hebard III**	(14)
10.21	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(14)
10.22	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(16)
10.23	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(18)

10.24	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	(18)
10.25	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(18)
10.26	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(13)
10.27	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.28	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

Referenced exhibit was previously filed with the Commission as an exhibit to the Company’s filing indicated below and is incorporated herein by reference to that filing:

(1)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed August 9, 2010

(2)	Current Report on Form 8-K filed May 19, 2006

(3)	Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed on September 26, 2002

(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed November 9, 2005

(5)	Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 filed February 9, 2005

(6)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 filed May 10, 2005

(7)	Registration Statement on Form S-8 (File No. 333-140282) filed January 29, 2007

(8)	Annual Report on Form 10-K for the year ended December 31, 2008 filed March 9, 2009

(9)	Current Report on Form 8-K filed November 12, 2009

(10)	Registration Statement on Form S-8 (File No. 333-174099) filed May 10, 2011

(11)	Annual Report on Form 10-K for the year ended December 31, 2012 filed March 18, 2013

(12)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed August 6, 2013

(13)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed November 12, 2013

(14)	Annual Report on Form 10-K for the year ended December 31, 2014 filed March 14, 2014

(15)	Current Report on Form 8-K filed May 1, 2014

(16)	Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed November 6, 2015

(17)	Current Report on Form 8-K filed February 9, 2016

(18)	Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed March 21, 2016

(19)	Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 9, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 24, 2017	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: March 24, 2017	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Rackear	Chief Executive Officer and Secretary	March 24, 2017
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and Chief Financial Officer	March 24, 2017
Richard L. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	March 24, 2017
Jonathan Christodoro

/s/ Odysseas Kostas	Director	March 24, 2017
Odysseas Kostas

/s/ Jennifer McNealey	Director	March 24, 2017
Jennifer McNealey

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enzon Pharmaceuticals, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzon Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 24, 2017

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$7,639	$11,672
Other current assets	270	107
Total current assets	7,909	11,779
Deferred tax assets	3,362	11,111

Total assets	$11,271	$22,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$770	$90
Accrued expenses and other current liabilities	170	205
Accrued lease termination costs	-	4,506
Total current liabilities	940	4,801

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2016 and 2015	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at December 31, 2016 and 2015	441	441
Additional paid-in capital	90,282	96,914
Accumulated deficit	(80,392)	(79,266)
Total stockholders’ equity	10,331	18,089
Total liabilities and stockholders’ equity	$11,271	$22,890

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015
Revenues:
Royalties	$8,314	$17,258
Miscellaneous income	63	198
Total revenues	8,377	17,456

Operating expenses:
General and administrative	1,679	2,150
Lease termination costs	54	4,506
Total operating expenses	1,733	6,656

Income before income tax expense (benefit)	6,644	10,800

Income tax expense (benefit)	7,770	(10,837)

Net income (loss)	$(1,126)	$21,637

Income (loss) per common share
Basic	$(0.03)	$0.49
Diluted	$(0.03)	$0.49
Weighted average number of shares
Basic	44,215	44,197
Diluted	44,215	44,220
Special cash dividend paid per common share	$0.15	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2014	44,175	$441	$130,065	$(100,903)	$29,603
Net income	-	-	-	21,637	21,637
Stock-based compensation - withholding taxes	40	-	(6)	-	(6)
Common stock dividend	-	-	(33,145)	-	(33,145)
Balance, December 31, 2015	44,215	$441	$96,914	$(79,266)	$18,089
Net loss	-	-	-	(1,126)	(1,126)
Common stock dividend	-	-	(6,632)	-	(6,632)
Balance, December 31, 2016	44,215	$441	$90,282	$(80,392)	$10,331

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,126)	$21,637
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision (benefit)	7,749	(11,111)
Changes in operating assets and liabilities:
(Decrease) increase in other current assets	(163)	371
(Decrease) increase in accrued lease termination costs	(4,506)	4,506
Increase (decrease) in accounts payable	680	(91)
Decrease in accrued expenses and other current liabilities	(35)	(253)
Decrease in rent liability	-	(381)
Net cash provided by operating activities	2,599	14,678

Cash flows from financing activities:
Common stock dividends	(6,632)	(37,562)
Withholding taxes – stock-based compensation	-	(6)
Net cash used in financing activities	(6,632)	(37,568)
Net decrease in cash	(4,033)	(22,890)
Cash at beginning of year	11,672	34,562
Cash at end of year	$7,639	$11,672

Supplemental cash flows disclosure:
Cash paid for income taxes	$135,000	$183,000

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The Company’s rights to receive royalties on sales of Macugen and CIMZIA expired in the U.S. and Great Britain in 2014. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 64% and 80% of the Company’s total royalty revenues for each of the years ended December 31, 2016 and 2015, respectively.

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

In June 2015, the Company delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay a post-patent expiration immunity fee that the Company believes became payable under such agreement with respect to certain of the Company’s patents that would be infringed by Nektar’s products (or those of Nektar’s licensees). To date, Nektar has disputed the Company’s claim to an immunity fee.  On August 14, 2015, the Company filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. The Company appealed this dismissal and on October 25, 2016 the Appellate Division reversed and remanded the case to the trial court for further proceedings. On November 28, 2016, Nektar served an amended answer and counterclaim alleging that the patents at issue are unenforceable. While the Company believes that an immunity fee is currently due and payable by Nektar and the Company intends to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that the Company will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of December 31, 2016.

On February 4, 2016, the Company’s board of directors (the “Board”) adopted a Plan of Liquidation and Dissolution, the implementation of which is being postponed. See Note 15 Other Corporate Events.

In March 2017, Merck notified the Company that it had overpaid the Company in 2016 for royalties on U.S. sales of PegIntron, the right to which had expired in February 2016. Accordingly, the Company recorded a liability to Merck in the amount of approximately $770,000. See Note 4.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include legal and contractual contingencies and income taxes. Although management bases its estimates on historical experience, relevant current information and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2016 and 2015 due to their short-term nature. As of December 31, 2016, the Company held no cash equivalents or marketable securities.

Revenue Recognition

Royalty revenues from the Company’s agreements with third parties are recognized when the Company can reasonably determine the amounts earned. In most cases, this will be upon notification from the third-party licensee, which is typically during the quarter following the quarter in which the sales occurred. The Company does not participate in the selling or marketing of products for which it receives royalties. No provision for uncollectible accounts is established upon recognition of revenues.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions. Interest and penalties, if any, related to unrecognized tax benefits, would be recognized as income tax expense.

Stock-Based Compensation Plans

The Company recognizes the cost of all share-based payment transactions at fair value. Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned.

The impact that share-based payment awards will have on the Company’s results of operations is a function of the number of shares awarded, the trading price of the Company’s stock at date of grant or modification and vesting, including the likelihood of achieving performance goals. Furthermore, the application of the Black-Scholes valuation model employs weighted average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk free interest rate, and dividends, if any, to determine fair value. Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

(3)	Recently Adopted Accounting Pronouncements

In March, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not believe the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends eight specific cash flow issues: 1.) Debt Prepayment or Debt Extinguishment Costs, 2.) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing, 3.) Contingent Consideration Payments Made after a Business Combination, 4.) Proceeds from the Settlement of Insurance Claims, 5.) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, 6.) Distributions Received from Equity Method Investees, 7.) Beneficial Interests in Securitization Transactions, 8.) Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not believe the adoption of the amendments in this ASU will have a material effect on our consolidated financial position and results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not believe the adoption of the amendments in this ASU will have a material effect on our consolidated financial position and results of operations.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients. ASU 2014-09 provides for a single five-step model to be applied to all revenue contracts with customers, as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU 2015-14, issued in August 2015, this ASU is effective fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not believe the adoption of this ASU will have a material effect on our consolidated financial position and results of operations.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

(4)	Accounts Payable, Accrued Expenses and Other

In March 2017, Merck notified the Company that it had overpaid Enzon approximately $1.02 million in royalties during the second and third quarters of 2016. This was due to a previous misunderstanding regarding the date on which the Company’s right to receive royalties from U. S. sales of PegIntron expired, which Merck now advises had occurred in February 2016. Merck has notified the Company that it intends to recover such overpayment from the Company by reducing future royalties to which the Company would otherwise be entitled from Merck until the full amount of the overpayment has been recouped. Consequently, it is expected that the Company will receive no payment from Merck during the first quarter of 2017.

The effect of this overpayment to Enzon’s revenue, net of a 25% interest, which the Company sold to a third party in 2007, was recorded in 2016 and amounted to a reduction of royalty revenues of approximately $770,000 and the incurrence of a liability of the same amount, which is reflected as accounts payable in the Company’s consolidated balance sheet at December 31, 2016.

Accrued expenses and other current liabilities consist of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Compensation	$-	$15
Professional and consulting fees	140	-
Other	30	190
	$170	$205

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 100,000 are designated as Series A in connection with the Section 382 Rights Plan discussed below.

Common Stock

As of December 31, 2016, the Company reserved 7,097,697 shares of its common stock for the non-qualified and incentive stock plans.

Section 382 Rights Agreement

On April 30, 2014, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 14, 2014. Accordingly, holders of the Company’s common stock own one preferred stock purchase right for each share of common stock owned by such holder. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events as set forth in the Section 382 rights plan. If the rights become exercisable, each right would initially represent the right to purchase from the Company one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, for a purchase price of $1.50 per right. If issued, each fractional share of Series A Junior Participating Preferred Stock would give the stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder of the Company, including any dividend, voting or liquidation rights. The rights will expire on the earliest of (i) the close of business on April 30, 2017, (ii) the time at which the rights are redeemed or exchanged under the Section 382 rights plan, (iii) the repeal of Section 382 or any successor statute or (iv) the beginning of a taxable year of the Company to which the Board determines that no net operating loss carryforward may be carried forward. Such rights are expected to be renewed prior to the stated expiration date.

(6)	Miscellaneous Income

Included in miscellaneous income in 2016 and 2015 was approximately $42,000 and $198,000 of sublease income, respectively, relating to the Company's former subtenant at the Company’s former leased Piscataway, New Jersey facility. (See Note 14, Leases.)

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

On November 14, 2016, the Board declared a special cash dividend of $0.15 per share of common stock. This special cash dividend was paid on December 12, 2016 to stockholders of record as of November 28, 2016.

(8)	Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Restricted stock awards and restricted stock units (collectively, nonvested shares) are not considered to be outstanding shares until the service or performance vesting period has been completed.

The diluted income (loss) per share calculation would normally involve adjusting the denominator as described here if the effect is dilutive. The denominator would include both the weighted average number of shares of common stock outstanding and common stock equivalents. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP).

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of calculating diluted earnings (loss) per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). During 2016, there were no common stock equivalents. Income (loss) per common share information is as follows (in thousands, except per share amounts) for the years ended December 31, 2016 and 2015:

	2016	2015
Income (Loss) per Common Share - Basic
Net (loss) income for year	$(1,126)	$21,637

Weighted-average number of common shares outstanding	44,215	44,197

Basic (loss) income per share	$(0.03)	$0.49

Income (Loss) per Common Share - Diluted
Net (loss) income for year	$(1,126)	$21,637

Weighted-average number of common shares outstanding	44,215	44,197
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	-	23
Weighted-average common shares outstanding and common share equivalents	44,215	44,220

Diluted (loss) income per share	$(0.03)	$0.49

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)	Stock Options

Through the Compensation Committee of the Company’s Board of Directors, the Company administers the 2011 Stock Option and Incentive Plan, which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon and its subsidiaries. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2016, the 2011 plan authorized equity-based awards for 5 million common shares of which about 4.4 million shares remain available for grant, however, there will be no further grants made pursuant to those plans.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the activity in the Company’s outstanding Stock Option Plans, which include the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)

Outstanding at January 1, 2016	348	$3.65	1.89	$-
Granted at exercise prices which equaled the fair value on the date of grant	-	$-	-	-
Exercised	-	$-	-	-

$-
Expired and forfeited	(348)	$3.65	-	-

Outstanding at December 31, 2016	-	$-	-	$-

Vested and expected to vest at December 31, 2016	-	$-	-	$-

Exercisable at December 31, 2016	-	$-	-	$-

As of December 31, 2016, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

No options were granted during the years ended December 31, 2016 and 2015.

In the years ended December 31, 2016 and 2015, the Company recorded no stock-based compensation related to stock options. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The Company received no cash from exercises of stock options in either of the years ended December 31, 2016 and 2015.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)	Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

The 2011 Stock Option and Incentive Plan and, prior to that, the 2001 Incentive Stock Plan provide for the issuance of restricted stock awards and restricted stock units (collectively, nonvested shares) to employees, officers and directors. However, there will be no further grants made pursuant to those plans and, as of December 31, 2016, there were no nonvested shares outstanding.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)	Income Taxes

The components of the income tax provision (benefit) are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015
Current:
Federal	$19	$272
State and foreign	2	2
Total current	21	274
Deferred:
Federal and state	7,749	(11,111)

Income tax provision (benefit)	$7,770	$(10,837)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

	Year Ended December 31,
	2016	2015
Income tax provision at federal statutory rate	$2,325	$3,780
Add (deduct) effect of:
State income taxes, net of federal tax	621	1
Expiration of state tax credits	3,303	1,060
Expiration of capital loss carryforward	-	4,648
Expiration of stock options	2,144	-
Permanent difference	57	-
Change in valuation allowance	(680)	(20,326)

Income tax provision (benefit)	$7,770	$(10,837)

No federal income tax expense was incurred in relation to normal operating results due to the utilization of deferred tax assets.

As of December 31, 2016 and 2015, the tax effects of temporary differences that give rise to the deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Federal and state net operating loss carryforward	$40,359	$38,487
Research and development credits carryforward	16,608	19,911
Basis difference in fixed assets	-	2,604
Capital loss carryforwards	482	482
Share-based compensation	-	2,502
Federal alternative minimum tax credits	1,801	1,803
Accrued compensation	-	71
Other	-	1,819
Total gross deferred tax assets	59,250	67,679
Less valuation allowance	(55,888)	(56,568)
Net deferred tax assets	$3,362	$11,111

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2016, there was a decrease in the overall valuation allowance of approximately ($680,000). The significant movements within the valuation allowance consist of: (a) approximately $5.0 million increase due to the impact on projected earnings from the decrease in projected revenues for the Company for the period beginning in 2017 and ending in 2021; (b) a decrease of about ($3.3 million) of state research and development tax credit carryforwards that have expired; (c) a decrease of about ($2.1 million) of stock option deferred tax assets due to expirations and cancellations and (d) a decrease of overall timing differences of about ($280,000).

The decrease in projected revenues is significantly attributable to the steep decline in worldwide sales of PegIntron noted in 2016, as reported by Merck, due to increased competition from new therapies and, consequently, a loss of market share. Similar market factors have negatively impacted the Company’s other licensed products.

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $106 million that expire in the years 2022 through 2031 and New Jersey state net operating loss carryforwards of approximately $33 million that expire in the years 2030 through 2031. The Company also has federal capital loss carryforwards of approximately $1.2 million that expire in 2018 and federal research and development tax credit carryforwards of approximately $16.6 million for tax reporting purposes that expire in the years 2017 through 2031. In addition, the Company has a federal alternative minimum tax credit of approximately $1.8 million. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

At the end 2015, the Company reduced its valuation allowance (federal and state tax effected) by approximately $11.1 million (federal tax effected by approximately $9.5 million plus state tax effected by approximately $1.6 million), based on the Company’s taxable income projections and assumptions and its history of at least two years of profitability.

The Company identified an ownership change that occurred at the beginning of 2010, which triggered a Section 382 annual limitation of $4.5 million. From the total net operating losses, approximately $84 million is available for current use, while the remaining amount of approximately $25 million will be available at the rate of $4.5 million per year. Based on these factors, the Company believes that it can generate sufficient income and not be limited to utilize net operating loss carryforwards.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company files income tax returns with the Internal Revenue Service and the state of New Jersey. In January 2015, the Company concluded an examination by the U.S. Internal Revenue Service, in connection with the tax years 2010 through 2011. The result of such examination was the reduction of federal net operating loss carryforwards aggregating approximately $1.8 million. State income tax returns for the state of New Jersey are generally subject to examination for a period of four years after filing. For federal purposes, tax years 2013 through 2015 are open and for New Jersey purposes, tax years 2011 through 2015 are currently open for examination. The audits of the New Jersey tax returns for years 2011 through 2013 were concluded with no change.

(12)	Significant Agreements

Merck Agreement

As a result of a November 1990 agreement, the Company’s PEGylation technology was used to develop an improved version of the product INTRON A, PegIntron. Merck is responsible for marketing and manufacturing PegIntron on an exclusive worldwide basis and the Company receives royalties on worldwide sales of PegIntron for all indications. The Company has no involvement in the selling or marketing of PegIntron. Merck’s obligation to pay the Company royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the first commercial sale of PegIntron in such country. The expiration occurred in 2016 in the U.S., and expirations are expected to occur in 2018 in Europe and 2021 in Japan. The royalty percentage to which the Company is entitled will be lower in any country where a PEGylated alpha-interferon product is being marketed by a third party in competition with PegIntron where such third party is not Hoffmann-La Roche. Either party may terminate the agreement upon a material breach of the agreement by the other party that is not cured within 60 days of written notice from the non-breaching party or upon declaration of bankruptcy by the other party. During the quarter ended September 30, 2007, the Company sold a 25 -percent interest in future royalties payable to it by Merck on net sales of PegIntron occurring after June 30, 2007.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Nektar Agreement

In January 2002, the Company entered into a PEGylation technology licensing agreement with Nektar under which the Company granted Nektar the right to grant sub-licenses for a portion of its patents related to its PEGylation technology to third-parties. Nektar had the right to sub-license Enzon’s patents that were defined in the January 2002 agreement and the Company will receive a royalty or a share of Nektar’s profits for any products that utilize the Company’s patented PEGylation technology. The Company’s receipt of royalties related to Nektar licenses ended in 2014. After the expiration of our sublicensed patents, we may be entitled to lesser immunity fees on a country-by-country and product-by- product basis for up to twelve years from the date of first sale of these drugs. Effective in January 2007, Nektar’s right to grant additional sublicenses was limited to a certain class of the Company’s PEGylation technology. Existing sublicenses granted by Nektar prior to January 2007 were unaffected. See Note 1 regarding litigation with Nektar.

(13)	Commitments and Contingent Liabilities

The Company has been involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial position, results of operations, or liquidity.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)	Leases

The Company’s former premises located at 20 Kingsbridge Road, Piscataway, New Jersey (the “Premises”) were leased by the Company pursuant to an agreement of lease dated as of April 1, 1995, as amended (The “Prime Lease”). On November 13, 2013, the Company and Axcellerate Pharma, LLC (“Axcellerate”) entered into an amendment and restatement of the previously announced Agreement of Sublease, dated as of September 26, 2013, between the Company and Axcellerate. The term of the sublease commenced on November 14, 2013 and was to expire on July 30, 2021, which is one day prior to the expiration of the Prime Lease. Pursuant to the sublease, the Company sublet to Axcellerate a portion of the Company’s premises and a share of related parking areas.

On February 4, 2016, the Company entered into (i) an agreement with the prime landlord and Axcellerate and (ii) a letter agreement with the landlord (the “Letter Agreement”). The Surrender and Release Agreement and the Letter Agreement were intended to supersede the previously disclosed Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between the Company and the prime landlord. Pursuant to the Surrender and Release Agreement, (i) the Company’s Prime Lease, terminated effective as of February 4, 2016 (the “Termination Date”) and (ii) the Company’s Sublease became a direct lease between the prime landlord and Axcellerate effective as of the Termination Date. Pursuant to the Letter Agreement, from and after the Termination Date, the prime landlord has agreed to perform all of the Company’s obligations under the sublease, the prime landlord has waived all claims against the Company in connection with the Prime Lease, the sublease or the Premises and the prime landlord has released the Company from all liability in connection with the Prime Lease and the sublease and, in exchange therefor, on the Termination Date, the Company paid $4.25 million to the prime landlord’s mortgage lender and approximately $204,000 to the prime landlord. The aggregate amount of these payments and related severance pay of approximately $52,000, aggregating approximately $4,506,000, were accrued in the Company’s financial statements as of December 31, 2015.

New Principal Executive Offices and Office Service Agreement with Regus

Commencing on March 1, 2016, the Company changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. The Company has entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The initial term of the agreement was until February 28, 2017. Under the agreement, in exchange for the Company’s right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209. This agreement was renewed for another year, to February 28, 2018, for a monthly fee of $1,229.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15)	Other Corporate Events

On February 4, 2016, the Company’s Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, the Company’s Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company concluded that the SEC was unlikely to grant such relief to the Company in 2016. Accordingly, after further consideration, the Company’s Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Company’s Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by the Company’s stockholders and implemented by management, it is expected that the Company’s corporate existence will continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of the Company’s existing license arrangements that generate its royalty revenues. The Company’s future royalty revenues are forecasted to aggregate approximately $10.1 million from the beginning of 2017 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

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

On February 22, 2016, the Company entered into an amendment to the Section 382 Rights Agreement, pursuant to which (i) neither the Stockholder nor any of its affiliates or associates shall be deemed to be an “Acquiring Person” solely as a result of the Stockholder becoming the beneficial owner of 4.99% or more of the outstanding shares of the Company’s common stock, provided that the Stockholder shall be deemed an Acquiring Person if the Stockholder, together with all affiliates and associates thereof, becomes the beneficial owner of any additional shares of the Company’s common stock unless, immediately prior to the time, and as a result, of becoming the beneficial owner of such additional shares, the Stockholder, together with all affiliates and associates thereof, is not the beneficial owner of 4.99% or more of the then outstanding shares of the Company’s common stock. For purposes of the preceding sentence, neither the Stockholder nor any of its affiliates or associates shall be deemed to become the beneficial owner of any additional shares solely as a result of a dividend or distribution paid or made by the Company on outstanding Common Stock or a split or subdivision of outstanding Common Stock, (ii) no Distribution Date shall be deemed to have occurred as a result of the Stockholder becoming the beneficial owner of 4.99% or more of the outstanding shares of the Company’s common stock and (iii) no Stock Acquisition Date shall be deemed to have occurred as a result of the Stockholder becoming the beneficial owner of 4.99% or more of the outstanding shares of the Company’s common stock.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED

 On November 29, 2016, the Company became aware that certain entities affiliated with Carl C. Icahn (the “Icahn Parties”) became an Acquiring Person under the Section 382 Rights Agreement as a result of certain Icahn Parties’ becoming the beneficial owner of an additional 694,023 shares of the Company’s common stock on November 28, 2016 (the “Additional Shares”).

On December 8, 2016, the Company entered into a standstill agreement with the Icahn Parties, pursuant to which the Icahn Parties agreed that neither they nor any of their respective affiliates or associates will acquire any additional shares of the Company’s common stock, provided that if the Icahn Parties, together with all affiliates and associates thereof, become the beneficial owner of less than 4.99% of the then outstanding shares of the Company’s common stock, none of the Icahn Parties will be prohibited from acquiring additional shares of the Company’s common stock so long as the Icahn Parties, together with all affiliates and associates thereof, do not at any time become the beneficial owner of 4.99% or more of the then outstanding shares of the Company’s common stock.

On December 8, 2016, the Company entered into an amendment to the Section 382 Rights Agreement, pursuant to which (i) none of the Icahn Parties nor any of their respective affiliates or associates shall be deemed to be an “Acquiring Person” as a result of the Icahn Parties’ becoming the beneficial owner of the Additional Shares, provided that the Icahn Parties shall thereafter be deemed an Acquiring Person if, after November 28, 2016, the Icahn Parties, together with all affiliates and associates thereof, become the beneficial owner of any additional shares of the Company’s common stock and thereby become the beneficial owner of 4.99% or more of the then outstanding shares of the Company’s common stock (except solely as a result of a dividend or distribution paid or made by the Company on outstanding Common Stock or a split or subdivision of outstanding Common Stock), (ii) no Distribution Date shall be deemed to have occurred as a result of the Icahn Parties’ becoming the beneficial owner of the Additional Shares and (iii) no Stock Acquisition Date shall be deemed to have occurred as a result of the Icahn Parties’ becoming the beneficial owner of the Additional Shares.

On March 18, 2016, George W. Hebard III tendered his resignation as Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary of the Company effective March 31, 2016.

On March 18, 2016, the Board of Directors of the Company appointed Andrew Rackear as Chief Executive Officer and Secretary of the Company effective March 31, 2016.

The Company’s common stock was delisted from Nasdaq on May 20, 2016 because the Company no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq listing rules. Effective August 9, 2016, the Company’s common stock has been quoted for trading on the OTCQX market of the OTC Market Group, Inc.

