Form 10-K/A
period 2016-12-31
ENZON PHARMACEUTICALS, INC.
filed 2017-04-28
CIK 727510

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

Title of Class
Common Stock, $0.01 par value Senior A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

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

There were 44,214,603 shares of Common Stock issued and outstanding as of April 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enzon Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its original Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 24, 2017 (the “Original 2016 10-K”) for the sole purpose of including the information required by Part III of Form 10-K. Except for Part III of the Original 2016 10-K, no other information included in the Original 2016 10-K has been amended by this Form 10-K/A.

Unless the context requires otherwise, references in this Form 10-K/A to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain biographical information regarding our current directors.

Jonathan Christodoro (age 41) – Mr. Christodoro has been a director of our company since October 7, 2013 and as the Chairman of our Board of Directors since November 20, 2013. Mr. Christodoro served as a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds, from July 2012 to February 2017. Mr. Christodoro was responsible for identifying, analyzing and monitoring investment opportunities and portfolio companies for Icahn Capital. Prior to joining Icahn Capital, Mr. Christodoro served in various investment and research roles at P2 Capital Partners, LLC, Prentice Capital Management, LP and S.A.C. Capital Advisors, LP. Mr. Christodoro began his career as an investment banking analyst at Morgan Stanley, where he focused on merger and acquisition transactions across a variety of industries. Mr. Christodoro has been a director of: Xerox Corporation, a provider of document management solutions, since June 2016; Cheniere Energy, Inc., a developer of natural gas liquefaction and export facilities and related pipelines, since August 2015; PayPal Holdings, Inc., a technology platform company that enables digital and mobile payments worldwide, since July 2015; Lyft, Inc., a mobile ride-sharing application, since May 2015; and Herbalife Ltd., a nutrition company, since April 2013. Mr. Christodoro was previously a director of: Hologic, Inc., a supplier of diagnostic, medical imaging and surgical products, from December 2013 to March 2016; eBay Inc., a global commerce and payments company, from March 2015 to July 2015; Talisman Energy Inc., an independent oil and gas exploration and production company, from December 2013 to May 2015; and American Railcar Industries, Inc., a railcar manufacturing company, from June 2015 to February 2017. American Railcar Industries is indirectly controlled by Carl C. Icahn. Mr. Icahn has or previously had non−controlling interests in each of Xerox, Cheniere, PayPal, eBay, Lyft, Hologic, Talisman, Enzon and Herbalife through the ownership of securities. Mr. Christodoro received an M.B.A from the University of Pennsylvania’s Wharton School of Business with Distinction, majoring in Finance and Entrepreneurial Management. Mr. Christodoro received a B.S. in Applied Economics and Management Magna Cum Laude with Honors Distinction in Research from Cornell University. Mr. Christodoro also served in the United States Marine Corps.

Odysseas Kostas, M.D. (age 42) – Dr. Kostas has been a director of our company since September 25, 2013. Since January 2016, Dr. Kostas has been a senior analyst at Sarissa Capital Management LP, an investment firm focused on the health care industry. Prior to joining Sarissa Capital Management LP, Dr. Kostas covered the biotechnology and pharmaceutical industries, most recently as Director, at Evercore ISI (formerly known as International Strategy & Investment), a full service broker-dealer that provides macro and fundamental research, sales, and trading services to customers. Previously, he practiced internal medicine as part of the Yale New Haven Health System and was engaged as a consultant to various biotechnology companies. In addition, from 2010 to 2011, Dr. Kostas served as a member of the board of directors of Mast Therapeutics (then known as ADVENTRX Pharmaceuticals). Dr. Kostas received his S.B. degree from the Massachusetts Institute of Technology and his M.D. degree from the University of Texas Southwestern Medical School.

Jennifer McNealey (age 43) – Ms. McNealey has been a director of our company since September 25, 2013. Since December 2016, Ms. McNealey has been Vice President, Investor Relations and Strategy of Calithera Biosciences, Inc. From February 2015 to December 2016, Ms. McNealey was Senior Director Investor Relations and serves as a member of the management team at Calithera Biosciences, Inc. Prior to joining Calithera Biosciences, Inc., Ms. McNealey served as an advisor to biotechnology companies. In 2005, Ms. McNealey founded Laurient LLC, a research company focused on the biotechnology and pharmaceutical industries, where she worked until 2012. Prior to founding Laurient LLC, Ms. McNealey served as a portfolio manager and biotechnology analyst at various firms, including Paramount Capital, Franklin Templeton, Amerindo Investment Advisors and Morgan Stanley Dean Witter Advisors. Ms. McNealey has a B.A. and an M.H.A. from Cornell University.

There are no family relationships among any of our directors or executive officers.

EXECUTIVE OFFICERS

Set forth below is certain biographical information regarding our current executive officers.

Andrew Rackear (age 63) – Mr. Rackear has served as our Chief Executive Officer and Secretary since March 31, 2016. Prior to that, since November 2013, Mr. Rackear provided consulting services to the Company. Mr. Rackear previously served as the Company’s Vice President and General Counsel from April 2010 to November 2013. Prior to that, Mr. Rackear served as Senior Vice President and General Counsel for NPS Pharmaceuticals, and Vice President and General Counsel for Chugai Pharma USA and Amersham Biosciences Corp, where he also served as President of North American Operations. Prior to that, Mr. Rackear engaged in litigation and commercial law practice at Marks & Murase and served as Associate General Counsel at Sharp Electronics Corp. Mr. Rackear holds a J.D. from New York University School of Law.

Mr. Rackear currently serves as our Chief Executive Officer and Secretary on a consulting basis at a rate of $285 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of a separation agreement, as amended.

Richard L. Feinstein (age 73) – Mr. Feinstein has served as our Vice President-Finance and Chief Financial Officer since March 31, 2016. Prior to that, Mr. Feinstein served as our Vice President - Finance and Principal Financial Officer since December 13, 2013. Mr. Feinstein is a retired partner of KPMG LLP and currently a private consultant providing management and financial advice to clients in a variety of industries. From September 2010 to July 2013, as a consultant, he was the Chief Financial Officer of Ameritrans Capital Corporation. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc., a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice-President and Chief Financial Officer for The Major Automotive Companies, Inc., formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein has served on boards of both publicly-held and not-for-profit enterprises. Mr. Feinstein previously served as a board member and chair of the audit committee of MKTG, Inc.; a board member and chief financial officer of the not-for-profit USA Fitness Corps; a board member and chair of the audit committee of EDGAR Online, Inc., a board member and chair of the finance committee of the New York Road Runners and a member of the executive committee of the Association for a Better New York. Mr. Feinstein, a certified public accountant, received a BBA degree from Pace University. Mr. Feinstein also served in the United States Marine Corps.

Mr. Feinstein currently serves as our Vice President-Finance and Chief Financial Officer on a consulting basis at a rate of $285 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of an independent contractor agreement, as amended.

CORPORATE GOVERNANCE

Director Independence

Although our common stock is no longer listed on The NASDAQ Stock Market (“NASDAQ”), our Board of Directors (our “Board”) continues to use the definition of independence set forth in the listing standards of NASDAQ in evaluating the independence of our directors. Our Board has determined that each current member of our Board is independent as defined by the listing standards of NASDAQ.

Meetings and Attendance

Our Board held ten meetings during fiscal year 2016. Each director attended at least 75% of the total number of meetings held during fiscal year 2016 by our Board and committees of our Board of which such director was a member.

Board Leadership Structure

Our Board is led by a Chairperson appointed by our Board annually. The Chairperson leads our Board in its role of providing advice to, and overseeing the performance of, our principal executive officer. Mr. Christodoro currently serves as the Chairman of the Board, and Andrew Rackear currently serves as our Chief Executive Officer. Our Board does not have a formal policy with respect to the separation of the positions of Chairperson and Chief Executive Officer. However, our Board believes that separating these positions allows the Chief Executive Officer to focus on day-to-day operations, while allowing the Chairperson to lead our Board in its primary role of review and oversight of management.

Communications with Directors

Stockholders may communicate directly with our directors. All communications should be sent in care of our Secretary at our address and should prominently indicate on the outside of the envelope that it is intended for our Board, for a specific non-employee director or a particular committee of our Board. If no director is specified, the communication will be forwarded to the entire Board.

Standing Committees of our Board

Finance and Audit Committee

All three current members of our Board currently constitute the Finance and Audit Committee. Accordingly, our entire Board currently acts as the Finance and Audit Committee. When our Board acts as the Finance and Audit Committee, Mr. Christodoro acts as the Chairman of the Finance and Audit Committee. The Finance and Audit Committee held four meetings during fiscal year 2016.

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

Compensation Committee

All three current members of our Board currently constitute the Compensation Committee. Accordingly, our entire Board currently acts as the Compensation Committee. When our Board acts as the Compensation Committee, Ms. McNealey acts as the Chairwoman of the Compensation Committee. Our Board acting as the Compensation Committee held one meeting during fiscal year 2016.

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

Governance and Nominating Committee

All three current members of our Board currently constitute the Governance and Nominating Committee. Accordingly, our entire Board currently acts as the Governance and Nominating Committee. When our Board acts as the Governance and Nominating Committee, Dr. Kostas acts as the Chairman of the Governance and Nominating Committee. Our Board acting as the Governance and Nominating Committee held one meeting during fiscal year 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in our common stock by our executive officers and directors and owners of 10% or more of outstanding our common stock are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based solely on our review of these reports and written representations from certain reporting persons, during fiscal year 2016, all such reports were filed in a timely manner.

Item 11. Executive Compensation

Named Executive Officers

The following individuals were our named executive officers for fiscal year 2016, whom we refer to in this Form 10-K/A as our named executive officers:

Andrew Rackear – On March 18, 2016, our Board appointed Mr. Rackear as our Chief Executive Officer and Secretary effective March 31, 2016. During fiscal year 2016, Mr. Rackear served as our Chief Executive Officer and Secretary on a consulting basis at a rate of $285 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of a separation agreement, as amended.

Richard L. Feinstein – Mr. Feinstein currently serves as our Vice President - Finance and Chief Financial Officer. During fiscal year 2016, Mr. Feinstein served as our Vice President-Finance and Principal Financial Officer on a consulting basis at a rate of $285 per hour for each hour worked, together with reimbursement for reasonable expenses incurred in performing his services, pursuant to the terms of an independent contractor agreement, as amended.

George W. Hebard III – Mr. Hebard formerly served as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary until his resignation effective March 31, 2016. During fiscal year 2016, until his resignation effective March 31, 2016, Mr. Hebard served as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis at a rate of $250 per hour for each hour worked, together with reimbursement for reasonable expenses incurred by him in performing his services, pursuant to the terms of a separation agreement.

Historical Compensation of our Named Executive Officers

The following table sets forth information concerning compensation earned for services rendered to us by our named executive officers for fiscal year 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Andrew Rackear(3)	2016	—	—	—	—	139,157	139,157
Chief Executive Officer and Secretary
Richard L. Feinstein	2016	—	—	—	—	159,506	159,506
Vice President - Finance and Chief Financial Officer	2015	—	—	—	—	123,964	123,964
George W. Hebard III(4)	2016	—	—	—	—	13,635	13,635
Former Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary	2015	—	—	—	—	40,250	40,250

(1)	None of our named executive officers for fiscal year 2016 received a base salary for fiscal year 2016 or 2015. See the “All Other Compensation” column for information regarding the fees and expenses that each of them received for services rendered as an executive officer on a consulting basis for fiscal years 2016 and 2015.
(2)	All Other Compensation for fiscal year 2016 comprises the following:
•	For Mr. Rackear, $139,157 consists of fees and expenses related to his services rendered as our Chief Executive Officer and Secretary on a consulting basis.
•	For Mr. Feinstein, $159,506 consists of fees and expenses related to his services rendered as our Vice President - Finance and Principal Financial Officer on a consulting basis.
•	For Mr. Hebard, $13,635 consists of fees related to his services rendered as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis.

All Other Compensation for fiscal year 2015 comprises the following:

•	For Mr. Feinstein, $123,964 consists of fees and expenses related to his services rendered as our Vice President - Finance and Principal Financial Officer on a consulting basis.
•	For Mr. Hebard, $40,250 consists of fees and expenses related to his services rendered as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary on a consulting basis.
(3)	Mr. Rackear was appointed as our Chief Executive Officer and Secretary in March 2016. Mr. Rackear was not a named executive officer for fiscal year 2015 and therefore no information is presented for fiscal year 2015.
(4)	Mr. Hebard resigned as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary effective March 31, 2016.

Outstanding Equity Awards at December 31, 2016

The following table sets forth information with respect to unexercised options, and restricted stock awards and restricted stock units that have not vested for each of our named executive officers as of December 31, 2016. All of the information set forth in the following table reflects equitable adjustments that were approved by the Compensation Committee and made to then outstanding stock options and restricted stock units in connection with the special cash dividend of $1.60 per share of common stock that we paid on June 4, 2013, the special cash dividend of $0.45 per share of common stock that we paid on December 23, 2013, the special cash dividend of $0.10 per share of common stock that we paid on January 28, 2015, the special cash dividend of $0.50 per share of common stock that we paid on August 12, 2015, the special cash dividend of $0.25 per share of common stock that we paid on December 29, 2015 and the special cash dividend of $0.15 per share of common stock that we paid on December 12, 2016.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($))	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andrew Rackear	25,000	—	—	1.64	1/17/2022	—	—	—	—
Richard L. Feinstein	—	—	—	—	—	—	—	—	—
George W. Hebard III(1)	55,125	—	—	1.13	3/31/2017	—	—	—	—
	3,432	—	—	2.23	3/31/2017	—	—	—	—

(1)	Mr. Hebard resigned as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary effective March 31, 2016.

Potential Payments Upon Termination or Change in Control

None of our named executive officers is covered by a severance or change in control agreement and, accordingly, none of our named executive officers would have been entitled to receive any termination or change in control-related payments as of December 31, 2016.

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

Total Director Compensation

A summary of compensation paid to each of our directors during fiscal year 2016 is set forth below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Jonathan Christodoro	40,000	—	—	40,000
Odysseas Kostas	35,000	—	—	35,000
Jennifer McNealey	35,000	—	—	35,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2016 regarding shares of Common Stock that may be issued under our equity compensation plans consisting of the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan and the 1987 Non-Qualified Stock Option Plan:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	347,919	$3.65	2,924,081
Equity compensation plans not approved by security holders:	—	—	—
Total	347,919	$3.65	2,924,081

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the close of business on April 1, 2017 concerning stock ownership of (i) each person known by us to own beneficially more than 5% of our outstanding common stock, (ii) each current director, (iii) each of our named executive officers and (iv) all of our current directors and current executive officers as a group. Information set forth in this table as to our directors, named executive officers and all directors and executive officers as a group is based upon information supplied by these individuals. Information in this table as to our greater than 5% stockholders is based solely upon the Schedules 13D or 13G filed by these stockholders with the SEC. Where information is based on a Schedule 13D or 13G, the number of shares owned is as of the date for which information was provided in such schedules.

Name and Address of Beneficial Owner or Identity of Group(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Voting Stock Outstanding(3)

Jonathan Christodoro	—		—
Odysseas Kostas	—		—
Jennifer McNealey	—		—
Andrew Rackear	25,000	(4)	*
Richard L. Feinstein	—		—
George W. Hebard III(5)	93,089		*
Group comprised of Carl C. Icahn and affiliated entities	5,279,109	(6)	11.9%
BlackRock, Inc.	1,823,851	(7)	4.1%
All Current Directors and Current Executive Officers as a group (5 persons)	25,000	(8)	*

*	Less than one percent

(1)	The address for each of the executive officers and directors listed in this table is c/o Enzon Pharmaceuticals, Inc., 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. With respect to each person set forth in the table, shares subject to stock options, if any, held by such person that were exercisable as of April 1, 2017 or will become exercisable within 60 days after April 1, 2017 and restricted stock units, if any, held by such person that vest within 60 days of April 1, 2017 are deemed to be outstanding and to be beneficially owned by such person for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all the shares beneficially owned, subject to community property laws where applicable.

(3)	Based on 44,214,603 shares of common stock which were issued and outstanding as of the close of business on April 1, 2017. Each share of common stock is entitled to one vote. The percentage of voting stock outstanding for each person set forth in the table is calculated by dividing (i) the number of shares of common stock deemed to be beneficially held by such person as of April 1, 2017 by (ii) the sum of (A) the number of shares of common stock outstanding as of April 1, 2017, plus (B) the number of shares of common stock subject to stock options, if any, held by such person that were exercisable as of April 1, 2017 or will become exercisable within 60 days after April 1, 2017, plus (C) restricted stock units, if any, held by such person that vest within 60 days of April 1, 2017.

(4)	Includes 25,000 shares subject to options which were exercisable as of April 1, 2017.

(5)	Mr. Hebard resigned as our Interim Principal Executive Officer, Interim Chief Operating Officer and Secretary effective March 31, 2016.

(6)	Information concerning stock ownership was obtained from Amendment No. 9 to the Schedule 13D filed with the SEC on November 29, 2016 by Carl C. Icahn and various entities affiliated with him. The address for Carl C. Icahn and entities affiliated with him is 767 Fifth Avenue, 47th Floor, New York, New York 10153. Mr. Icahn and entities affiliated with him have reported shared voting and dispositive power over all 5,279,109 shares.

(7)	Information concerning stock ownership was obtained from Amendment No. 8 to the Schedule 13G filed with the SEC on June 9, 2016. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055. BlackRock, Inc. reported sole voting and dispositive power with respect to all 1,823,851 shares.

(8)	Includes 25,000 shares subject to options which were exercisable as of April 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Our Board has adopted a formal written policy that we will not enter into any “related party transaction” (defined consistent with Item 404 of Regulation S-K under the Exchange Act) unless the Finance and Audit Committee or a comparable committee of disinterested directors approves such transaction. No member of the Finance and Audit Committee or comparable committee shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Finance and Audit Committee or comparable committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to our company. Since January 1, 2016, there have been no such related party transactions.

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

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following table sets forth the aggregate fees paid or payable for services provided to us by EisnerAmper LLP for professional services rendered for the fiscal years ended December 31, 2016 and 2015. Our Board, acting as the Finance and Audit Committee, considered whether the provision of these services by EisnerAmper LLP was compatible with maintaining each firm’s independence and concluded that EisnerAmper LLP was “independent.”

	EisnerAmper LLP
	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit Fees(1)	$89,250	$80,000
Audit-Related Fees	—	—
Tax Fees(2)	21,845	$11,000
All Other Fees	—	—
Total Fees	$111,095	$91,000

(1)	For fiscal years 2016 and 2015, “Audit Fees” paid or payable to EisnerAmper LLP related to services in connection with the audit of our annual consolidated financial statements, review of quarterly financial statements, issuance of consents, review of documents filed with the SEC and accounting consultations.

(2)	For fiscal years 2016 and 2015, “Tax Fees” paid or payable to EisnerAmper LLP related to tax preparation services and tax consulting services.

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 has been submitted as a separate section of the Original 2016 10-K filed with the Securities and Exchange Commission on March 24, 2017.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(9)
2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(17)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(11)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(15)
4.1	Section 382 Rights Agreement, dated as of May 1, 2014, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(15)
4.2	First Amendment to Section 382 Rights Agreement, dated as of February 22, 2016, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	(18)
4.3	Second Amendment to Section 382 Rights Agreement, dated as of December 8, 2016, by and between Enzon Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company	+
10.1	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(12)
10.4	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.5	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.6	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(6)
10.7	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.8	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(4)
10.9	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.10	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(8)
10.11	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(8)

10.12	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(8)
10.13	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(8)
10.14	2011 Stock Option and Incentive Plan**	(10)
10.15	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.17	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.19	2007 Employee Stock Purchase Plan	(7)
10.20	Separation Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and George W. Hebard III**	(14)
10.21	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(14)
10.22	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(16)
10.23	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(18)
10.24	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	(18)
10.25	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(18)
10.26	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(13)
10.27	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.28	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	++
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+++
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+++
101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Previously filed as an exhibit to the Original 2016 10-K filed with the Securities and Exchange Commission on March 24, 2017.
++	Filed herewith.
+++	Previously furnished as an exhibit to the Original 2016 10-K filed with the Securities and Exchange Commission on March 24, 2017.
*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.
**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: April 28, 2017	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: April 28, 2017	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Andrew Rackear	Chief Executive Officer and Secretary	April 28, 2017
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and Chief Financial Officer	April 28, 2017
Richard L. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	April 28, 2017
Jonathan Christodoro

/s/ Odysseas Kostas	Director	April 28, 2017
Odysseas Kostas

/s/ Jennifer McNealey	Director	April 28, 2017
Jennifer McNealey

