Form 10-Q
period 2017-03-31
ENZON PHARMACEUTICALS, INC.
filed 2017-05-11
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of Common Stock outstanding as of May 8, 2017: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$8,079	$7,639
Other current assets	281	270
Total current assets	8,360	7,909
Deferred tax assets, net	2,938	3,362

Total assets	$11,298	$11,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$134	$770
Accrued expenses and other current liabilities	188	170

Total current liabilities	322	940

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at March 31, 2017 and December 31, 2016	441	441
Additional paid-in capital	90,282	90,282
Accumulated deficit	(79,747)	(80,392)
Total stockholders’ equity	10,976	10,331
Total liabilities and stockholders’ equity	$11,298	$11,271

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Revenues:
Royalties	$1,440	$3,224
Miscellaneous income	-	42
Total revenues	1,440	3,266

Operating expenses:
General and administrative	349	721
Total operating expenses	349	721

Operating income and income before income tax expense	1,091	2,545

Income tax expense	446	1,028
Net income	$645	$1,517

Earnings per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted-average shares outstanding – basic	44,215	44,215
Weighted-average shares outstanding – diluted	44,215	44,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net income	$645	$1,517
Adjustments to reconcile net income to net cash provided by(used in) operating activities:
Deferred tax provision	424	1,028
Changes in operating assets and liabilities	(629)	(4,482)
Net cash provided by (used in) operating activities	440	(1,937)

Net increase (decrease) in cash	440	(1,937)

Cash beginning of period	7,639	11,672

Cash end of period	$8,079	$9,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The primary source of the Company’s royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 44% and 73% of the Company’s total royalty revenues for the three months ended March 31, 2017 and 2016, respectively, and approximately 64% and 80% of the Company’s total royalty revenues for the years ended December 31, 2016 and 2015, respectively.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2015, the Company delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay a post-patent expiration immunity fee that the Company believes became payable under such agreement. To date, Nektar has disputed the Company’s claim to an immunity fee.  On August 14, 2015, the Company filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. The Company appealed this dismissal and on October 25, 2016 the Appellate Division reversed and remanded the case to the trial court for further proceedings. On November 28, 2016, Nektar served an amended answer and counterclaim alleging that the patents at issue are unenforceable. On March 14, 2017, the Court denied the Company’s motion to dismiss Nektar’s counterclaim. While the Company believes that an immunity fee is currently due and payable by Nektar and the Company intends to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that the Company will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of March 31, 2017.

On February 4, 2016, the Company’s board of directors adopted a Plan of Liquidation and Dissolution, the implementation of which has been postponed. (See Note 10.)

In March 2017, Merck notified the Company that it had overpaid the Company in 2016 for royalties on U.S. sales of PegIntron, the right to which had expired in February 2016. Accordingly, the Company recorded a liability to Merck in the amount of approximately $770,000 as of December 31, 2016. In March 2017, Merck withheld royalties payments due of approximately $636,000 in order to recoup a portion of its 2016 overpayment. Accordingly, the Company recorded a corresponding reduction of the accounts payable liability. See Note 11.

(2)	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues

Royalties under the Company’s license agreements with third-parties and pursuant to the sale of its former specialty pharmaceutical business are recognized when reasonably determinable and earned through the sale of the product by the third-party and collection is reasonably assured. Notification from the third-party licensee of the royalties earned under the license agreement is the basis for royalty revenue recognition. This information generally is received from the licensees in the quarter subsequent to the period in which the sales occur.

(3)	New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606); Narrow-Scope Improvements and Practical Expedients. ASU 2014-09 provides for a single five-step model to be applied to all revenue contracts with customers, as well as requiring additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU 2015- 14, issued in August 2015, this ASU is effective fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial position and results of operations.

Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Financial Instruments and Fair Value

The carrying values of cash, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at March 31, 2017 and December 31, 2016 due to their short-term nature.

(5)	Supplemental Cash Flow Information

There were no income tax or interest payments made during the three months ended March 31, 2017.

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

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). Income per common share information is as follows (in thousands, except per share amounts) for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Income Per Common Share – Basic:
Net income	$645	$1,517

Weighted-average common shares outstanding	44,215	44,215

Basic income per share	$0.01	$0.03

Income Per Common Share – Diluted:
Net income	$645	$1,517

Weighted-average common shares outstanding	44,215	44,215
Weighted-average incremental shares related to vesting of nonvested shares	-	-
Weighted-average common shares outstanding and common share equivalents	44,215	44,215

Diluted income per share	$0.01	$0.03

At March 31, 2017 and 2016, there were 90,787 and 347,919 potentially dilutive securities outstanding that have been excluded from the calculation of dilutive weighted average shares outstanding, as they would be anti-dilutive .

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the quarter ended March 31, 2017 no options were granted and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of March 31, 2017.

There were no options granted during the three months ended March 31, 2016 and no nonvested shares granted or outstanding during the three months ended March 31, 2016. The Company uses historical data to estimate forfeiture rates.

Activity related to stock options and nonvested shares during the three months ended March 31, 2017 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2017	219
Granted	-
Exercised and vested	-
Expired and forfeited	(177)
Outstanding at March 31, 2017	42

Options vested and expected to vest at March 31, 2017	42

Options exercisable at March 31, 2017	42

(8)	Income Taxes

During the three months ended March 31, 2017, the Company recorded approximately $446,000 of income tax expense for U.S. federal and NJ state income tax, substantially all of which related to a reduction of the Company’s net deferred tax assets.

After reducing its deferred tax assets by approximately $424,000 during the three months ended March 31, 2017 for operations during the quarter, the Company continues to provide a valuation allowance against all of its deferred tax assets except for NOLs expected to be utilized in the 2018 and 2019 tax years as the Company believes it is more likely than not that these remaining deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

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

(9)	Commitments and Contingent Liabilities

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

(10)	Plan of Liquidation and Dissolution

On February 4, 2016, the Company’s Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281 (a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, the Company’s Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company concluded that the SEC was unlikely to grant such relief to the Company in 2016. Accordingly, after further consideration, the Company’s Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Company’s Board of Directors.

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

(11)	Royalty Revenues and Accounts Payable

In March 2017, Merck notified the Company that it had made a net overpayment to Enzon of approximately $770,000 in royalties during the second and third quarters of 2016. This was due to a previous misunderstanding regarding the date on which the Company’s right to receive royalties from U. S. sales of PegIntron expired, which Merck then advise had occurred in February 2016. Merck notified the Company that it intended to recover such overpayment from the Company by reducing future royalties to which the Company would otherwise be entitled from Merck until the full amount of the overpayment had been recouped. Accordingly, in the December 31, 2016 financial statements, the Company reduced its previously recorded revenues by the net $770,000 overpayment and recorded a corresponding liability to Merck in accounts payable.

During the quarter ended March 31, 2017, Merck reported a net $636,000 of PegIntron royalties as being earned by the Company and withheld that amount as a partial recoupment. Consequently, the Company reported that amount as royalty revenues and reduced its liability to Merck by the same amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The primary source of our royalty revenues is sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. Royalty revenues from sales of PegIntron accounted for approximately 44% and 73% of our total royalty revenues for the three months ended March 31, 2017 and 2016, respectively, and approximately 64% and 80% of our total royalty revenues the years ended December 31, 2016 and 2015, respectively.  Our right to receive royalties on U.S. sales of PegIntron expired in 2016.

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

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay a post-patent expiration immunity fee that we believe became payable under such agreement. To date, Nektar has disputed our claim to an immunity fee. On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract. On October 23, 2015, Nektar filed a motion to dismiss the complaint. On February 2, 2016, the Court granted Nektar’s motion to dismiss the complaint. The Company appealed this dismissal and on October 25, 2016 the Appellate Division reversed and remanded the case to the trial court for further proceedings. On November 28, 2016, Nektar served an amended answer and counterclaim alleging that the patents at issue are unenforceable. While we believe that an immunity fee is currently due and payable by Nektar and we intend to continue to pursue this claim, the outcome of such dispute is uncertain and there can be no assurance that we will be able to collect, in full or in part, the immunity fee or any future payments related thereto from Nektar. As such, no amounts have been recorded as of through March 31, 2017.

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

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended March 31,
	2017	Percent Change	2016
Royalty revenue	$1.4	(56)%	$3.2

Royalty revenues from sales of PegIntron by Merck accounted for approximately 44% and 73% of our total royalty revenues for the three months ended March 31, 2017 and 2016, respectively. Royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend.

Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. We derive a significant portion of our royalty revenues from sales of PegIntron, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Our rights to receive royalties from sales of PegIntron expired in the U.S. in 2016 and are expected to expire in Europe in 2018 and in Japan in 2021.

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

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended
	March 31,		Dollar	Percent
PegIntron royalties from:	2017	2016	Change	Change
US sales	$-	$0.33	$(0.33)	(100)%
Foreign sales - Europe	0.24	0.55	(0.31)	(57)%
Foreign sales - Japan	(0.06)	0.02	(0.08)	(404)%
Foreign sales - Other	0.46	1.46	(1.00)	(68)%
Total	$0.64	$2.36	$(1.72)	(73)%

Miscellaneous Income

There was no miscellaneous income during the first quarter of 2017.

Miscellaneous income was $42,000 during the first quarter of 2016 and related, primarily, to sublease income.

Operating Expenses:

General and Administrative:

	Three Months Ended March 31,
	2017	Percent Change	2016
General and administrative	$349,000	(52)%	$721,000

General and administrative expenses decreased by approximately $372,000, or 52%, to approximately $349,000 for the first quarter of 2017 from approximately $721,000 for the first quarter of 2016. This decrease in expense is substantially attributable to the decrease in rent expense and utility costs in connection with our lease termination as well as a decrease in professional fees, primarily legal fees, incurred in connection with the Plan of Liquidation and Dissolution that was adopted in February 2016.

Tax Expense:

We incurred a tax expense of approximately $446,000 in the first quarter of 2017. The effective tax rate for the three months ended March 31, 2017 was 40.9%, compared with 40.4% for the corresponding period in the prior year. In the corresponding quarter the prior year, we incurred a tax expense of approximately $1.0 million from the partial reversal of a valuation allowance against our deferred tax assets.

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

Cash was $8.1 million as of March 31, 2017, as compared to $7.6 million as of December 31, 2016. The increase of approximately $500,000 was primarily attributable to the net increase in cash generated by our operating activities.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2017, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. All applicable U.S. GAAP accounting standards effective as of March 31, 2017 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2017, we believe, based on our projections, that it is more likely than not that, except for $2.9 million of net operating losses, our deferred tax assets, including the remaining net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be substantially less than estimated.

•	We derive a significant portion of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

•	We may not be able to sustain profitability and we may incur losses over the next several years.

•	We may not receive an immunity fee from Nektar for the sale of certain products.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products will eventually expire and we currently do not intend on acquiring new sources of royalty revenues.

•	We may not realize our deferred income tax assets.

•	We have reallocated certain employment responsibilities and outsourced certain corporate functions, which make us more dependent on third-parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Our revenues depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease sharply over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.
*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: May 11, 2017	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: May 11, 2017	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.
*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

