Form 10-Q
period 2017-06-30
ENZON PHARMACEUTICALS, INC.
filed 2017-08-10
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Shares of Common Stock outstanding as of August 4, 2017: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$11,206	$7,639
Other receivable	3,500	-
Other current assets	127	270
Total current assets	14,833	7,909
Deferred tax assets, net	815	3,362

Total assets	$15,648	$11,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$363	$770
Accrued expenses and other current liabilities	124	170

Total current liabilities	487	940

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at June 30, 2017 and December 31, 2016	441	441
Additional paid-in capital	90,282	90,282
Accumulated deficit	(75,562)	(80,392)
Total stockholders’ equity	15,161	10,331
Total liabilities and stockholders’ equity	$15,648	$11,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Royalties	$6,775	$2,272	$8,215	$5,496
Miscellaneous income	-	-	-	42
Total revenues	6,775	2,272	8,215	5,538

Operating expenses:
General and administrative	337	436	686	1,157
Total operating expenses	337	436	686	1,157

Operating income and income before income tax expense	6,438	1,836	7,529	4,381
Income tax expense	2,253	801	2,699	1,829
Net income	$4,185	$1,035	$4,830	$2,552

Earnings per common share
Basic	$0.09	$0.02	$0.11	$0.06
Diluted	$0.09	$0.02	$0.11	$0.06

Weighted-average shares – basic	44,215	44,120	44,215	44,167
Weighted-average shares – diluted	44,215	44,120	44,215	44,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$4,830	$2,552
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	2,547	1,829
Changes in operating assets and liabilities	(3,810)	(4,822)

Net cash provided by (used in) operating activities	3,567	(441)

Net increase (decrease) in cash	3,567	(441)

Cash at beginning of period	7,639	11,672

Cash at end of period	$11,206	$11,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(1) Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The primary source of the Company’s royalty revenues in 2017 is the entrance into a Second Amendment (“Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Agreement”) with Nektar Therapeutics, Inc. (“Nektar”), which generated non-recurring royalty revenues of $7 million in the six months ended June 30, 2017 (see below).

Previously, the primary source of the Company’s royalty revenues was sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 5% and 72% of the Company’s total royalty revenues for the three months ended June 30, 2017 and 2016, respectively, and approximately 11% and 73% of the Company’s total royalty revenue in the six month periods ended June 30, 2017 and 2016, respectively, before adjustment for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments were recorded as decreases of royalty revenues aggregating $564,000 for each of the three and six month periods ending June 30, 2017, as discussed in Note 11.

The Company was previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. Beginning in December 2012, the Company’s Board of Directors (the “Board”), with outside consultants, began a review of the possible sale or disposition of one or more corporate assets or a sale of the Company. At that time, the Company suspended substantially all clinical development activities with a goal of conserving capital and maximizing value returned to the Company’s stockholders.   By April 2013, the review did not result in a definitive offer to acquire the Company or all or substantially all of the Company’s assets.  At the same time, the Company announced that its Board intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.  On February 4, 2016, the Company’s Board adopted a Plan of Liquidation and Dissolution, the implementation of which has been postponed. (See Note 10.)

Under the Company’s existing agreements with certain third party licensees, the Company may be entitled to (i) potential future milestone payments contingent upon the achievement of certain milestones with respect to several other drug products in various stages of clinical and preclinical development and (ii) potential future royalty payments related to any future sales of these drug products.  Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved.  The Company also has no control over the time, resources and effort that these third party licensees may devote to their programs and limited access to information regarding or resulting from such programs.   Accordingly, there can be no assurance that the Company will receive any of the milestone or royalty payments under these agreements.

As part of the Company’s sale of its former specialty pharmaceutical business that was completed in January 2010, the Company may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio from Sigma-Tau Finanziaria S.p.A. in July 2015. Based on Shire’s May 2, 2017 investor presentation, the Company understands that Shire anticipates filing a Biologics License Application (“BLA”) for SC Oncaspar with the FDA in the third quarter of 2017.  If FDA approval is obtained for SC Oncaspar, under its agreement, the Company would be entitled to a milestone payment of $7.0 million. There can be no assurance that Shire will file a BLA for SC Oncaspar with the FDA or that the FDA will approve the BLA, if filed.  Accordingly, there can be no assurance that the Company will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from its agreements with any of the Company’s other third party licensees. The Company will not recognize revenue until notification from Shire or any of the Company’s other third party licensees that the conditions necessitating payment of the milestone were satisfied and collection of the milestone payment is reasonably assured.

On June 26, 2017, the Company entered into the Second Amendment with Nektar, wherein Nektar agreed to buy-out all remaining payment obligations to the Company under the Agreement. In consideration for fully paid-up licenses under the Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay the Company the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Agreement, the first $3.5 million of which was paid within one business day of the effective date of the Second Amendment and the remaining $3.5 million of which will be paid within one business day of January 5, 2018. Accordingly, the Company recorded revenue of $7.0 million and an other receivable of $3.5 million in the second quarter of 2017. The Agreement also resulted in the dismissal with prejudice of all claims and counterclaims in the litigation with Nektar.

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

(3) New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides clarity, reduces the diversity in practice, and the cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, although early adoption is permitted. The Company does not believe that the updated standard will have a material effect on its financial statements.

 Other recent ASU's issued by the FASB and guidance issued by the Securities and Exchange Commission did not, or are not believed by management to, have a material effect on the Company’s present or future consolidated financial statements.

(4) Financial Instruments and Fair Value

The carrying values of cash, other receivables, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at June 30, 2017 and December 31, 2016 due to their short-term nature.

(5) Supplemental Cash Flow Information

There were no income tax or interest payments made during the six months ended June 30, 2017.

There were estimated federal income tax payments of $135,000 and estimated New Jersey income tax payments of $1,000 made during the six months ended June 30, 2016. The $135,000 represented an over estimate of taxes due. In the second quarter of 2016, such amount was recorded as a receivable, included in other current assets, and subsequently collected.

(6) Income Per Common Share

Basic earnings per common share is computed by dividing the income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Restricted stock units (nonvested shares) are not considered to be outstanding shares until the vesting criteria (service and/or performance) have been satisfied.

For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). There were no common stock equivalents during any of the periods presented. Income per common share information is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income Per Common Share – Basic and Diluted:
Net income	$4,185	$1,035	$4,830	$2,552

Weighted-average common shares outstanding	44,215	44,120	44,215	44,167

Basic and diluted income per share	$0.09	$0.02	$0.11	$0.06

As of June 30, 2017 and 2016, options for 41,787 and 218,719 shares, respectively, were outstanding that have been excluded from the calculation of diluted weighted average shares outstanding, as they would be anti-dilutive since the respective options’ strike price was greater than the current market price of the shares.

(7) Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the six months ended June 30, 2017, no options were granted and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of June 30, 2017.

During the six months ended June 30, 2016, the Company incurred no stock-based compensation expense. Shares were withheld to pay approximately $6,000 of taxes on behalf of employees because restricted stock units (RSUs) vested during the period, which had no effect on additional paid-in capital.

Activity related to stock options and nonvested shares during the six months ended June 30, 2017 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2017	219
Granted	-
Exercised and vested	-
Expired and forfeited	177
Outstanding at June 30, 2017	42

Options vested and expected to vest at June 30, 2017	42

Options exercisable at June 30, 2017	42

(8) Income Taxes

The Company incurred tax expense of approximately $2.7 million for the first half of 2017 of which approximately $2.3 million was incurred during the second quarter of 2017. The effective tax rate for the three-month period ended June 30, 2017 was 35% compared to 41.7% for the corresponding period in the prior year. The reduction in the rate is attributable to changes in projected income for the year.  In addition, the Company recorded tax expense of $1.4 million as a discrete item for the three-month period ended June 30, 2017 for the tax effect of projected income reduction in future years. The Company expects to continue to utilize the deferred tax asset through the remainder of 2017, resulting in an expected effective tax rate of approximately 30% for the year.

After reducing its deferred tax assets by approximately $2.5 million during six months ended June 30, 2017, the Company continues to provide a valuation allowance against all of its deferred tax assets except for NOLs expected to be utilized in the 2018 and 2019 tax years as the Company believes it is more likely than not that these remaining deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

During the six months ended June 30, 2016, the Company recorded approximately $1.8 million of income tax expense for U.S. federal and New Jersey state income tax, substantially all of which related to a reduction of the Company’s net deferred tax assets. Of this amount, approximately, $801,000, was recorded in the second quarter of 2016.

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

(10) Plan of Liquidation and Dissolution

On February 4, 2016, the Company’s Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281 (a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, the Company’s Board had considered, among other factors, the ability of the Company to obtain no-action relief from the SEC to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, the Company concluded that the SEC was unlikely to grant such relief to the Company in 2016. Accordingly, after further consideration, the Company’s Board determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by the Company’s Board.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by the Company’s stockholders and implemented by management, it is expected that the Company’s corporate existence will continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of the Company’s existing license arrangements that generate its royalty revenues. The Company’s future royalty revenues are forecasted to aggregate approximately $13 million from the beginning of 2017 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

(11) Royalty Revenues and Accounts Payable

In March 2017, Merck notified the Company that, during the second and third quarters of 2016, it had made an overpayment to Enzon of approximately $770,000 in royalties (net of a 25% royalty interest that the Company had previously sold). This was due to a previous misunderstanding regarding the date on which the Company’s right to receive royalties from U. S. sales of PegIntron expired, which Merck then advised had occurred in February 2016. Merck notified the Company that it intended to recover such overpayment from the Company by reducing future royalties to which the Company would otherwise be entitled from Merck until the full amount of the overpayment had been recouped. Accordingly, in the December 31, 2016 financial statements, the Company reduced its previously recorded revenues by the net $770,000 overpayment and recorded a corresponding liability to Merck in accounts payable.

During the three-month period ending March 31, 2017, Merck reported net royalties earned by the Company aggregated approximately $636,000 and withheld that amount as a partial recoupment of its overpayment. That left a balance due to Merck of approximately $134,000 at March 31, 2017.

During the second quarter of 2017, Merck reported net royalties earned by the Company of approximately $335,000. From this amount, Merck would have withheld approximately $134,000, as the balance of the recoupment of the previously reported overpayment. This would have left approximately $201,000 as due to the Company.

However, in the second quarter of 2017, Merck notified the Company that they discovered additional overpayments to the Company resulting from the inaccuracy as to the date on which the Company’s right to receive royalties from various countries’ sales of PegIntron expired. Such net overpayment to Enzon aggregated approximately $563,000 in royalties during 2015 and 2016. Merck notified the Company that it intended to recover such overpayment from the Company by reducing future royalties to which the Company would otherwise be entitled from Merck until the full amount of the overpayment had been recouped. Accordingly, in the June 30, 2017 financial statements, the Company reduced its previously recorded revenues by the net $563,000 overpayment. Merck withheld the $201,000 of the royalties otherwise due for the second quarter of 2017 as a partial recoupment. As a result, the Company recorded the $363,000 remaining to be recouped by Merck as a liability to Merck in accounts payable at June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron ®, Sylatron ®, Macugen ® and CIMZIA ®. The primary source of our royalty revenues in 2017 is the non-recurring $7.0 million of royalties resulting from our entrance into a Second Amendment (the “Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Agreement”) with Nektar Therapeutics, Inc. (“Nektar”). (See below.) Previously, the primary source of our royalty revenues was sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 5% and 72% of our total royalty revenues for the three months ended June 30, 2017 and 2016, respectively, and approximately 11% and 73% of our total royalty revenue in the six month periods ended June 30, 2017 and 2016, respectively, before adjustment for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments were recorded as decreases of royalty revenues aggregating $564,000 for each of the three and six month periods ending June 30, 2017, respectively, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

We were previously dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. In December 2012, we announced that our Board of Directors with outside consultants began a review of the possible sale or disposition of one or more corporate assets or a sale of our company. At that time, we substantially suspended all clinical development activities with a goal of conserving capital and maximizing value returned to our stockholders. In April 2013, we announced that we had concluded a review of the sale or disposition of one or more corporate assets or a sale of our company. The review did not result in a definitive offer to acquire our company or all or substantially all of our assets. In the same announcement, we also announced that our Board of Directors intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders.

In June 2015, we delivered notice to Nektar Therapeutics, Inc. (“Nektar”) asserting a breach of our Cross-License and Option Agreement with Nektar for Nektar’s failure to pay a post-patent expiration immunity fee that we believe became payable under such agreement. Nektar had disputed our claim to an immunity fee. On August 14, 2015, we filed a summons and complaint against Nektar in the Supreme Court of the State of New York for breach of contract (the “Nektar Litigation”).

On June 26, 2017, we entered into a Second Amendment to the Company’s Cross-License and Option Agreement (the “Agreement”) with Nektar ,wherein Nektar agreed to buy-out all remaining payment obligations to us under the Agreement, and in connection therewith, Nektar and we also agreed to settle the Nektar Litigation. In consideration for fully paid-up licenses under the Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the Nektar Litigation, Nektar agreed to pay us the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Agreement, the first $3.5 million of which was paid within one business day of the effective date of Agreement and the remaining $3.5 million of which will be paid within one business day of January 5, 2018.

Under our existing agreements with certain third party licensees, we may be entitled to (i) potential future milestone payments contingent upon the achievement of certain milestones with respect to several drug products in various stages of clinical and preclinical development and (ii) potential future royalty payments related to any future sales of these drug products.  Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved.  We also have no control over the time, resources and effort that these third party licensees may devote to their programs and limited access to information regarding or resulting from such programs.   Accordingly, there can be no assurance that the Company will receive any of the milestone or royalty payments under these agreements.

As part Enzon’s sale of its former specialty pharmaceutical business that was completed in January 2010, we may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio from Sigma-Tau Finanziaria S.p.A. in July 2015. Based on Shire’s May 2, 2017 investor presentation, we understand that Shire anticipates filing a Biologics License Application (“BLA”) for SC Oncaspar with the FDA in the third quarter of 2017.  If FDA approval is obtained for SC Oncaspar, under our agreement, we would be entitled to a milestone payment of $7.0 million. There can be no assurance that Shire will file a BLA for SC Oncaspar with the FDA or that the FDA will approve the BLA, if filed.  Accordingly, there can be no assurance that we will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from our agreements with any of Enzon’s other third party licensees. We will not recognize revenue until notification from Shire or any of our other third party licensees that the conditions necessitating payment of the milestone were satisfied and collection of the milestone payment is reasonably assured.

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

 Plan of Dissolution

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, we concluded that the SEC was unlikely to grant such relief to the Company in 2016. Accordingly, after further consideration, our Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect the Company’s corporate existence to continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. Our future royalty revenues are forecasted to aggregate approximately $13 million from the beginning of 2017 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by our management with respect to, among other matters, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond our control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
Royalty revenue	$7.4	222%	$2.3	$8.8	60%	$5.5
Less: Recoupment by Merck	(0.6)	N/A	-	(0.6)	N/A	-
	$6.8	196%	$2.3	$8.2	49%	$5.5

 Royalty revenues related to the Second Amendment of our agreement with Nektar aggregated $7.0 million in the second quarter of 2017. Royalty revenues from sales of PegIntron were negative in the first and second quarters of 2017 due to the recoupment by Merck of previously overpaid royalties and accounted for approximately 2% and 72% (before recoupment) of our total royalty revenues for the three months ended June 30, 2017 and 2016, respectively, and 9% and 73% (before recoupment) of our total royalty revenues for the six-month periods ended June 30, 2017 and 2016, respectively. Aside from the negative effects of the recoupments, royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Six Months Ended
	June 30,		Dollar	Percent	June 30,		Dollar	Percent
PEGINTRON royalties from:	2017	2016	Change	Change	2017	2016	Change	Change
US sales	$(0.03)	$0.26	$(0.29)	(111)%	$(0.03)	$0.58	$(0.61)	(105)%
Foreign sales - Europe	0.16	0.39	(0.23)	(59)%	0.42	0.91	(0.49)	(54)%
Foreign sales - Japan	0.01	0.01	0.00	0%	(0.05)	0.03	(0.08)	(266)%
Foreign sales - Other	0.19	0.97	(0.78)	(80)%	0.63	2.47	(1.84)	(75)%
Total	0.33	1.63	(1.30)	(130)%	0.97	3.99	(3.02)	(76)%
Less: Recoupment by Merck	(0.56)	-	(0.56)		(0.56)	-	(0.56)
	$(0.23)	$1.63	$(1.86)		$0.41	$3.99	$(3.58)

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

On June 26, 2017, we entered into a Second Amendment to our Cross-License and Option Agreement with Nektar wherein Nektar agreed to buy-out all remaining payment obligations to us under the Cross-License and Option Agreement, and in connection therewith, Nektar and we also agreed to settle prior litigation in which we had alleged a breach of contract for Nektar’s failure to pay a post-patent expiration immunity fee that we believe became payable under the Cross-License and Option Agreement. In consideration for fully paid-up licenses under the Cross-License and Option Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation, Nektar agreed to pay us the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Cross-License and Option Agreement, the first $3.5 million of which was paid within one business day of the effective date of the Second Amendment and the remaining $3.5 million of which will be paid within one business day of January 5, 2018. Accordingly, the Company recorded revenue of $7.0 million and an account receivable of $3.5 million in the second quarter of 2017.

Miscellaneous Income

There was no miscellaneous income for the three-month and six-month periods ended June 30, 2017.

Miscellaneous income was approximately $42,000 in the six months ended June 30, 2016, all of which was earned during the first quarter of 2016 and related, primarily, to sublease income.

Operating Expenses:

General and Administrative (in millions of dollars):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	% Change	2016	2017	% Change	2016
General and administrative	$0.34	(23)%	$0.44	$.69	(41)%	$1.16

General and administrative expenses in the three months ended June 30, 2017 declined by approximately $100,000, or 23%, to $340,000 from $440,000 for the second quarter of 2016. The decrease in expense is substantially attributable to the decrease in rent expense, utility costs and general insurance expense in connection with our lease termination as well as a decrease in professional fees, primarily legal and accounting fees, incurred in 2016 in connection with the Plan of Liquidation and Dissolution that was adopted in February 2016.

General and administrative expenses in the six months ended June 30, 2017 decreased by approximately $470,000, or 41%, to $690,000 from $1.16 million for the first six months of 2016. The decrease in expense is substantially attributable to the decrease in rent expense, utility costs and general insurance expense in connection with our lease termination as well as a decrease in professional fees, primarily legal and accounting fees, incurred in 2016 in connection with the Plan of Liquidation and Dissolution that was adopted in February 2016.

Tax Expense:

We incurred a tax expense of approximately $2.7 million in the first half of 2017, of which approximately $2.3 million was incurred during the second quarter of 2017. The effective tax rate for the six months ended June 30, 2017 was 36%, compared with 41.7% for the corresponding period in the prior year. The reduction in the effective tax rate is attributable to changes in projected income for the current year, in particular, for the effect of the $7 million in revenues related to the Second Amendment with Nektar. In addition, we recorded tax expense of $1.4 million as a discrete item for the three months ended June 30, 2017 for the tax effect of a decrease in the beginning of the year projection of income expected to be available in future years.

Liquidity and Capital Resources

 Our current sources of liquidity are our (i) cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology, including the $3.5 million due from Nektar. While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our cash on hand, collection of the $3.5 million receivable from Nektar and anticipated royalty revenues, will be sufficient to fund our operations, at least, through June 30, 2018. However, our future royalty revenues are expected to decrease sharply over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

In January 2010, we sold our former specialty pharmaceutical business to Klee Pharmaceuticals Inc. (later known as Sigma-Tau PharmaSource, Inc.), Defiante Farmacêutica, S.A and SigmaTtau Finanziaria S.p.A. (collectively, the Sigma-Tau Group). The sale agreement provided for certain potential future payments due to Enzon contingent upon the achievement of certain regulatory approval-related milestones.

As a result of a series of corporate transactions, the obligations contained in the sale agreement with the Sigma-Tau Group were assumed by Shire plc (“Shire”). Shire has disclosed that it intends to file a Biologics License Application (“BLA”) for SC Oncaspar with the FDA in the third quarter of 2017. Approval by the FDA would trigger a $7.0 million milestone for approval of SC Oncaspar. There can be no assurance that Shire will file a BLA or, if filed the FDA would approve such BLA. The Company would recognize revenue only upon notification from Shire that the conditions necessitating payment of the milestone were achieved and that payment was reasonably assured.

Cash was $11.2 million as of June 30, 2017, as compared to $7.6 million as of December 31, 2016. The increase of approximately $3.6 million was attributable to the net cash from our operating activities, particularly the $3.5 million received from Nektar.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2017, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2017 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2017, we believe, based on our projections, that it is more likely than not that, except for $4.0 million of net operating losses, our deferred tax assets, including the remaining net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

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

A more detailed discussion of these risks and uncertainties and other factors that could affect results is contained in our filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016, as updated in “Item 1A. Risk Factors” of our subsequent quarterly report on Form 10-Q. These risks and uncertainties and other factors should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Quarterly Report on Form 10-Q is as of the date of this report, unless otherwise indicated, and we undertake no duty to update this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

 There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: August 10, 2017	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: August 10, 2017	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

