Form 10-Q
period 2017-09-30
ENZON PHARMACEUTICALS, INC.
filed 2017-11-09
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Shares of Common Stock outstanding as of October 31, 2017: 44,214,603

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash	$4,320	$7,639
Other receivable	3,500	-
Other current assets	84	270
Total current assets	7,904	7,909
Deferred tax assets, net	1,149	3,362

Total assets	$9,053	$11,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$213	$770
Accrued expenses and other current liabilities	158	170

Total current liabilities	371	940

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at September 30, 2017 and December 31, 2016	441	441
Additional paid-in capital	83,650	90,282
Accumulated deficit	(75,409)	(80,392)
Total stockholders’ equity	8,682	10,331
Total liabilities and stockholders’ equity	$9,053	$11,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Royalties	$151	$1,965	$8,366	$7,461
Miscellaneous income	-	21	-	63
Total revenues	151	1,986	8,366	7,524

Operating expenses:
General and administrative	335	376	1,021	1,533
Total operating expenses	335	376	1,021	1,533

Operating (loss) income and (loss) income before income tax (benefit) expense	(184)	1,610	7,345	5,991

Income tax (benefit) expense	(337)	674	2,362	2,503
Net income	$153	$936	$4,983	$3,488

Earnings per common share
Basic	$0.00	$0.02	$0.11	$0.08
Diluted	$0.00	$0.02	$0.11	$0.08

Weighted-average shares – basic	44,215	44,214	44,215	44,214
Weighted-average shares – diluted	44,215	44,214	44,215	44,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$4,983	$3,488
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax provision	2,213	2,501
Changes in operating assets and liabilities	(3,883)	(4,765)
Net cash provided by operating activities	3,313	1,224

Cash flows from financing activities:
Common stock dividend	(6,632)	-
Net cash used in financing activities	(6,632)	-

Net (decrease) increase in cash	(3,319)	1,224

Cash at beginning of period	7,639	11,672

Cash at end of period	$4,320	$12,896

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Description of Business

 Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company”) receives royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron®, Sylatron®, Macugen® and CIMZIA®. The primary source of the Company’s royalty revenues in 2017 is the entrance into a Second Amendment (“Nektar Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Nektar License Agreement”) with Nektar Therapeutics, Inc. (“Nektar”), which generated non-recurring royalty revenues of $7 million in the nine months ended September 30, 2017 (see below).

Previously, the primary source of the Company’s royalty revenues was sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 100% and 61% of the Company’s total royalty revenues for the three months ended September 30, 2017 and 2016, respectively, and approximately 13% and 70% of the Company’s total royalty revenue in the nine-month periods ended September 30, 2017 and 2016, respectively, before adjustment for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments were recorded as decreases of royalty revenues aggregating $0 and $564,000 for the three and nine-month periods ending September 30, 2017, respectively, as discussed in Note 11.

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

As part of the Company’s sale of its former specialty pharmaceutical business that was completed in January 2010, the Company may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio from Sigma-Tau Finanziaria S.p.A. in July 2015. Based on Shire’s May 2, 2017 investor presentation, the Company believed that Shire anticipated filing a Biologics License Application (“BLA”) for SC Oncaspar with the FDA in the third quarter of 2017. As of September 30, 2017, there has been no public announcement by Shire of any such filing. If filed and FDA approval is obtained for SC Oncaspar, under its agreement, the Company would be entitled to a milestone payment of $7.0 million. There can be no assurance that Shire will file a BLA for SC Oncaspar with the FDA or that the FDA will approve the BLA, if filed.  Accordingly, there can be no assurance that the Company will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from its agreements with any of the Company’s other third party licensees. The Company will not recognize revenue until notification from Shire or any of the Company’s other third party licensees that the conditions necessitating payment of the milestone were satisfied and collection of the milestone payment is reasonably assured.

On June 26, 2017, the Company entered into the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to the Company under the Nektar License Agreement. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay the Company the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Nektar License Agreement, the first $3.5 million of which was paid within one business day of the effective date of the Nektar Second Amendment and the remaining $3.5 million will be paid within one business day of January 5, 2018. Accordingly, the Company recorded revenue of $7.0 million and a receivable of $3.5 million in the second quarter of 2017.

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

(3)    New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” relating to revenue recognition.  This new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This ASU, as amended, is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  The Company is currently assessing the impact of this update, but preliminarily believes that its adoption will not have a material impact on the Company’s consolidated financial statements.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

(4)    Financial Instruments and Fair Value

The carrying values of cash, other receivables, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets approximated their fair values at September 30, 2017 and December 31, 2016 due to their short-term nature.

(5)    Supplemental Cash Flow Information

There were no income tax or interest payments made during the nine months ended September 30, 2017.

There were estimated federal income tax payments of $135,000 and estimated New Jersey income tax payments of $1,500 made during the nine months ended September 30, 2016. The $135,000 represented an over estimate of taxes due in the third quarter of 2016, such amount was recorded as a receivable, included in other current assets, and subsequently collected.

On August 10, 2017, the Company’s Board of Directors declared a special cash dividend of $0.15 per share of the Company’s common stock. This dividend, aggregating approximately $6.6 million, was paid on September 26, 2017.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income Per Common Share – Basic and Diluted:
Net income	$153	$936	$4,983	$3,488

Weighted-average common shares outstanding	44,215	44,214	44,215	44,214

Basic and diluted income per share	$0.00	$0.02	$0.11	$0.08

As of September 30, 2017 and 2016, options for 41,787 and 218,719 shares, respectively, were outstanding that have been excluded from the calculation of diluted weighted average shares outstanding, as they would be anti-dilutive since the respective options’ strike price was greater than the current market price of the shares and/or there was a net loss for the three-month period ended September 30, 2017.

(7)    Stock-Based Compensation

Stock Options and Restricted Stock Units (RSUs or Nonvested Shares)

During the nine months ended September 30, 2017 and 2016, no options were granted and the Company incurred no stock-based compensation expense. No RSUs were outstanding as of September 30, 2017.

Activity related to stock options and nonvested shares during the nine months ended September 30, 2017 and related balances outstanding as of that date are reflected below (in thousands):

Stock
Options
Outstanding at January 1, 2017	219
Granted	-
Exercised and vested	-
Expired and forfeited	177
Outstanding at September 30, 2017	42

Options vested and expected to vest at September 30, 2017	42

Options exercisable at September 30, 2017	42

(8)    Income Taxes

The Company incurred tax expense of approximately $2.4 million for the nine months ended September 30, 2017 of which approximately $0.3 million in income tax benefit was incurred during the third quarter of 2017. The effective tax rate for the three-month period ended September 30, 2017 was 183% compared to 41.7% for the corresponding period in the prior year. The change in the rate is attributable to a pre-tax book loss for the quarter as well as changes in projected income for the year. The Company expects to continue to utilize the deferred tax asset through the remainder of 2017, resulting in an expected effective tax rate of approximately 39.1% for the year.

 After reducing its deferred tax assets by approximately $2.2 million during nine months ended September 30, 2017, the Company continues to provide a valuation allowance against all of its deferred tax assets except for NOLs expected to be utilized in the 2018 and 2019 tax years as the Company believes it is more likely than not that these remaining deferred tax assets will not be realized. Management of the Company will continue to assess the need for this valuation allowance and will make adjustments to it when appropriate.

During the nine months ended September 30, 2016, the Company recorded $2.5 million of income tax expense for U.S. federal income tax, substantially all of which related to a reduction of the Company’s net deferred tax assets. Of this amount, approximately, $674,000 was recorded in the third quarter of 2016.

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

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by the Company’s stockholders and implemented by management, it is expected that the Company’s corporate existence will continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of the Company’s existing license arrangements that generate its royalty revenues, unless extended by certain license events occurring. The Company’s future royalty revenues are forecasted to aggregate approximately $11 million from the beginning of 2017 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

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

In the third quarter of 2017, Merck again notified the Company that, based on rebates and returns of PegIntron products, they had deducted approximately $150,000 from aggregate royalties that were otherwise due to Enzon. This resulted in a net amount due to Enzon of $150,000, which was applied by Merck to the $363,000 liability to Merck. As a result, the Company recorded the $213,000 remaining to be recouped by Merck as a liability to Merck in accounts payable at September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Enzon,” the “Company,” “we,” “us,” or “our” and similar terms mean Enzon Pharmaceuticals, Inc. and its subsidiaries.

Overview

We receive royalty revenues from existing licensing arrangements with other companies primarily related to sales of four marketed drug products, namely, PegIntron®, Sylatron®, Macugen® and CIMZIA®. The primary source of our royalty revenues in 2017 is the non-recurring $7.0 million of royalties resulting from our entrance into a Second Amendment (the “Nektar Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Nektar License Agreement”) with Nektar Therapeutics, Inc. (“Nektar”). (See below.) Previously, the primary source of our royalty revenues was sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 100% and 61% of our total royalty revenues for the three months ended September 30, 2017 and 2016, respectively, and approximately 13% and 70% of our total royalty revenue in the nine-month periods ended September 30, 2017 and 2016, respectively, before adjustment for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments were recorded as decreases of royalty revenues aggregating $-0- and $564,000 for the three and nine-month periods ending September 30, 2017, respectively, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

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

On June 26, 2017, we entered into a Second Amendment to the Nektar License Agreement,wherein Nektar agreed to buy-out all remaining payment obligations to us under the Nektar License Agreement, and in connection therewith, Nektar and we also agreed to settle the Nektar Litigation. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the Nektar Litigation, Nektar agreed to pay us the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Agreement, the first $3.5 million of which was paid within one business day of the effective date of Nektar Second Amendment and the remaining $3.5 million of which will be paid within one business day of January 5, 2018.

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

As part Enzon’s sale of its former specialty pharmaceutical business that was completed in January 2010, we may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio from Sigma-Tau Finanziaria S.p.A. in July 2015. Based on Shire’s May 2, 2017 investor presentation, we believed that Shire anticipated filing a Biologics License Application (“BLA”) for SC Oncaspar with the FDA in the third quarter of 2017.  As of September 30, 2017, there has been no public announcement by Shire of any such filing. If such filing is made and FDA approval is obtained for SC Oncaspar, under our agreement, we would be entitled to a milestone payment of $7.0 million. There can be no assurance that Shire will file a BLA for SC Oncaspar with the FDA or that the FDA will approve the BLA, if filed.  Accordingly, there can be no assurance that we will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from our agreements with any of Enzon’s other third party licensees. We will not recognize revenue until notification from Shire or any of our other third party licensees that the conditions necessitating payment of the milestone were satisfied and collection of the milestone payment is reasonably assured.

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

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect the Company’s corporate existence to continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. Our future royalty revenues are forecasted to aggregate approximately $11 million from the beginning of 2017 through the end of 2021. This forecast is based upon a variety of estimates and numerous assumptions made by our management with respect to, among other matters, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond our control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

Throughout this Management’s Discussion and Analysis, the primary focus is on our results of operations, cash flows and financial condition. The percentage changes throughout the following discussion are based on amounts stated in thousands of dollars and not the rounded millions of dollars reflected in this section.

Results of Operations

Revenues:

Royalties  (in millions of dollars):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
Royalty revenue	$.15	93%	$2.0	$8.9	19%	$7.5
Less: Recoupment by Merck	-	N/A	-	(0.6)	N/A	-
	$.15	93%	$2.0	$8.3	11%	$7.5

Royalty revenues related to the Nektar Second Amendment aggregated $7.0 million in the second quarter of 2017. Royalty revenues from sales of PegIntron were negative in the second quarter of 2017 due to the recoupment by Merck of previously overpaid royalties and accounted for approximately 100% and 61% of our total royalty revenues for the three months ended September 30, 2017 and 2016, respectively, and 13% and 70% (before recoupment) of our total royalty revenues for the nine-month periods ended September 30, 2017 and 2016, respectively. Aside from the negative effects of the recoupments and substantial product returns and rebates in the third quarter of 2017, royalty revenues from Merck have been declining sharply. There are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, it is likely that sales of PegIntron-related products will continue their declining trend.

The following table summarizes our PegIntron royalties earned (in millions of dollars):

	Three Months Ended				Nine Months Ended
	September 30,		Dollar	Percent	September 30,		Dollar	Percent
PegIntron royalties from:	2017	2016	Change	Change	2017	2016	Change	Change
US sales	$(0.09)	$0.30	$(0.39)	(128)%	$(0.12)	$0.88	$(1.00)	(114)%
Foreign sales - Europe	0.17	0.12	0.05	40%	0.59	1.03	(0.44)	43%
Foreign sales - Japan	0.00	0.01	(0.01)	(79)%	(0.05)	0.04	(0.09)	(225)%
Foreign sales - Other	0.07	0.78	(0.71)	(92)%	0.70	3.25	(2.55)	(78)%
Total	$0.15	$1.21	$(1.06)	(88)%	$1.12	$5.20	$(4.08)	(78)%
Less: Recoupment by Merck	-	-			(0.56)	-	$(0.56)
	$0.15	$1.21	$(1.06)		$0.56	$5.20	$(4.71)

Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. Other than the non-recurring royalties resulting from the Nektar Second Amendment and potential future milestone payments with others, a significant portion of our royalty revenues is dependent upon sales of PegIntron, which have been in decline since 2008 and which recently suffered from returns and rebates. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Our rights to receive royalties from sales of PegIntron expired in the U.S. in 2016 and are expected to expire in Europe in 2018 and in Japan in 2021.

Other factors potentially affecting our royalty revenues include new or increased competition from products that may compete with the products for which we receive royalties and the effectiveness of marketing by our licensees.

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

Miscellaneous Income

There was no miscellaneous income for the three-month and nine-month periods ended September 30, 2017.

Miscellaneous income was approximately $63,000 and $21,000 for the nine months and three months ended September 30, 2016, respectively, and related, primarily, to sublease income.

Operating Expenses:

General and Administrative (in millions of dollars):

	Three Months Ended September 30,			Nine months Ended September 30,
	2017	% Change	2016	2017	% Change	2016
General and administrative	$0.34	(11)	$0.38	$1.02	(34)	$1.55

General and administrative expenses in the three months ended September 30, 2017 declined by approximately $41,000, or 11%, to $335,000 from $376,000 for the third quarter of 2016. The decrease in expense is substantially attributable to the approximate $50,000 decrease in corporate filings in 2017, as compared with 2016, as partially offset by a net increase in office expense and contracted services.

General and administrative expenses in the nine months ended September 30, 2017 decreased by approximately $532,000, or 34%, to $1.02 million from $1.55 million for the first nine months of 2017. The decrease in expense is substantially attributable to the decrease in rent expense, utility costs and general insurance expense in connection with our lease termination as well as a decrease in professional fees, primarily legal and accounting fees, incurred in 2016 in connection with the Plan of Liquidation and Dissolution that was adopted in February 2016.

Tax Expense:

We incurred a tax expense of approximately $2.4 million in the first nine months of 2017, of which approximately $0.3 million in income tax benefit was incurred during the third quarter of 2017. The effective tax rate for the nine months ended September 30, 2017 was 32.2%, compared with 41.7% for the corresponding period in the prior year. The reduction in the effective tax rate is attributable to the increase in projected income for the current year, of $3.9 million, which included the effect of the $7 million in revenues related to the Second Amendment with Nektar. In addition, we recorded tax expense of $1.4 million as a discrete item in the second quarter of 2017 for the tax effect of a decrease in the beginning of the year projection of income to be available in future years.

Liquidity and Capital Resources

  Our current sources of liquidity are our (i) cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology, including the remaining $3.5 million due from Nektar in January 2018. While we no longer have any research and development activities, we continue to retain rights to receive royalties from existing licensing arrangements with other companies. We believe that our cash on hand, collection of the $3.5 million receivable from Nektar and anticipated royalty revenues, will be sufficient to fund our operations, at least, through November 15, 2018. However, our future royalty revenues are expected to decrease sharply over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

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

Cash was $4.3 million as of September 30, 2017, as compared to $7.6 million as of December 31, 2016. The decrease of approximately $3.3 million was primarily attributable to the net cash provided by operating activities of approximately $3.3 million, as partially offset by cash used in financing activities of $6.6 million in connection with the special cash dividend that was paid to shareholders in September 2017.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2017, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the United States (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of September 30, 2017 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on deferred tax assets is provided for when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2017, we believe, based on our projections, that it is more likely than not that, except for $1.7 million of net operating losses, our deferred tax assets, including the remaining net operating losses from operating activities and stock option exercises, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not we will be able to sustain our position.

Forward-Looking Information and Factors That May Affect Future Results

 This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the Quarterly Report on Form 10-Q, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as the words “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including, but not limited to, the following risks and uncertainties:

•	The proposed dissolution and liquidation of the Company may not be completed in a timely manner or at all.

•	The amount we distribute to our shareholders as liquidating distributions, if any, pursuant to the Plan of Liquidation and Dissolution may be substantially less than estimated.

•	We derive a significant portion of our royalty revenues from continued sales of PegIntron, which have been in decline since 2008, in part, because there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon, and if sales of PegIntron continue to decline or sales of other drug products for which we receive royalty revenues materially decline, our results of operations and financial position could be materially harmed.

•	We may not be able to sustain profitability and we may incur losses over the next several years.

•	Our rights to receive royalties on sales of PegIntron and sales of other drug products will eventually expire and we currently do not intend on acquiring new sources of royalty revenues.

•	We may not realize our deferred income tax assets.

•	We have outsourced all corporate functions, which make us dependent on third-parties to perform these corporate functions.

•	We may be subject to a variety of types of product liability or other claims based on allegations that the use of our product candidates by participants in our previously conducted clinical trials has resulted in adverse effects, and our insurance may not cover all product liability or other claims.

•	Our revenues depend on patents and proprietary rights, which may offer only limited protection against potential infringement and the development of competing products.

•	We are party to license agreements whereby we may receive royalties from products subject to regulatory approval.

•	The price of our common stock has been, and may continue to be, volatile.

•	Our common stock is quoted on the OTCQX market of the OTC Markets Group, Inc., which has a very limited trading market and, therefore, market liquidity for our common stock is low and our stockholders’ ability to sell their shares of our common stock may be limited.

•	If we experience an "ownership change," as defined in Section 382 of the Internal Revenue Code of 1986, as amended, our ability to fully utilize our net operating loss carryforwards (“NOLs”) on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of those benefits.

•	The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law. Our ability to pay dividends in the future depends on, among other things, our future royalty revenues, which are expected to decrease sharply over the next several years, as well as our ability to manage expenses, including costs relating to our ongoing operations.

•	Anti-takeover provisions in our charter documents and under Delaware corporate law may make it more difficult to acquire us, even though such acquisitions may be beneficial to our stockholders.

•	The issuance of preferred stock may adversely affect rights of our common stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

 Our management, under the direction of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A. Risk Factors.

 There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed on March 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: November 9, 2017	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: November 9, 2017	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.	+

+	Filed herewith.

*	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

