Form 10-K
period 2017-12-31
ENZON PHARMACEUTICALS, INC.
filed 2018-03-21
CIK 727510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐   Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

☐ Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒ Smaller reporting company ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes     ☒   No

The aggregate market value of the Common Stock, $0.01 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $9,727,213 as of June 30, 2017, based upon the closing sale price quoted on the OTCQX market of the OTC Markets Group, Inc. of $0.22 per share reported for such date. Shares of Common Stock held by each executive officer and director of the registrant as of June 30, 2017 have been excluded in that such shares may be deemed to be owned by affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 44,214,603 shares of Common Stock issued and outstanding as of March 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

If the registrant files a definitive proxy statement relating to its 2018 Annual Meeting of Stockholders with the Commission not later than 120 days after December 31, 2017, portions of such definitive proxy statement will be incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. However, if such definitive proxy statement is not filed with the Commission in such 120-day period, the registrant will file an amendment to this Annual Report on Form 10-K with the Commission not later than the end of such 120-day period to include the information required by Part III of Form 10-K.

ENZON PHARMACEUTICALS, INC.

2017 Annual Report on Form 10-K

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

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ENZON PHARMACEUTICALS, INC.

PART I.

Item 1. Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, the “Company,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize our proprietary technology. In 2017, the primary source of our royalty revenues was the revenues from Nektar Therapeutics, Inc. (“Nektar”) pursuant to the entrance into a Second Amendment (“Nektar Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Nektar License Agreement”) with, Nektar, which generated non-recurring royalty revenues of $7 million (see below). The receipt of this $7 million satisfied all future obligations of royalty payments to us pursuant to the Nektar License Agreement.

Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). Prior to 2013, we were dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 7% and 64% of our total royalty revenues for each of the years ended December 31, 2017 and 2016, respectively, net of the effects of an adjustment for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments were recorded as a decrease of royalty revenues aggregating approximately $877,000 for the year ending December 31, 2017, as discussed in Note 4 to the Consolidated Financial Statements.

We wound down our remaining research and development activities during 2013 and we have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty revenues, in the form of periodic dividends to stockholders. On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 10 to the Consolidated Financial Statements.)

 Under our existing agreements with certain third party licensees, we may be entitled to (i) potential future milestone payments contingent upon the achievement of certain milestones with respect to several other drug products in various stages of clinical and preclinical development and (ii) potential future royalty payments related to any future sales of these drug products.  Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved.  We also have no control over the time, resources and effort that these third party licensees may devote to their programs and limited access to information regarding or resulting from such programs.   Accordingly, there can be no assurance that we will receive any of the milestone or royalty payments under these agreements.

As part of the our sale of our former specialty pharmaceutical business that was completed in January 2010, we may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio from Sigma-Tau Finanziaria S.p.A. in July 2015. In an investor presentation, Shire stated that it anticipated filing a Biologics License Application (“BLA”) for SC Oncaspar with the FDA in the fourth quarter of 2017. In February 2018, Shire indicated that it was in the registration stage and awaiting further regulatory action. If FDA approval is obtained for SC Oncaspar, under our agreement, we would be entitled to a milestone payment of $7.0 million. There can be no assurance that Shire will file a BLA for SC Oncaspar with the FDA or that the FDA will approve the BLA, if filed.  Accordingly, there can be no assurance that we will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from its agreements with any of our other third party licensees. We will not recognize revenue until notification from Shire or any of our other third party licensees until all current revenue recognition requirements are met.

On June 26, 2017, we entered into the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to us under the Nektar License Agreement. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay us the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Nektar License Agreement, the first $3.5 million of which was paid within one business day of the effective date of the Nektar Second Amendment and the remaining $3.5 million was to be paid within one business day of January 5, 2018. Accordingly, we recorded revenue of $7.0 million and a receivable of $3.5 million in the second quarter of 2017. The remaining payment of $3.5 million was received in December 2017.

Effective February 4, 2016, we entered into an agreement with our landlord and subtenant at our leased and subleased principal executive offices premises at 20 Kingsbridge Road, Piscataway, New Jersey. Accordingly, on that date, the sublease became a direct lease between the landlord and the subtenant. The landlord agreed that from and after that date, the landlord would take on all of our obligations under the sublease. Additionally, the landlord has waived all claims against us in connection with the prime lease, the sublease or the premises. The landlord has released us from all liability in connection with the prime lease and the sublease and, in exchange therefor, on February 4, 2016, we paid $4.25 million to the landlord’s mortgage lender and approximately $204,000 to the landlord.

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The term of the agreement was to continue until February 28, 2017. Under the agreement, in exchange for our right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter paid Regus a monthly fee of $1,209. This agreement was renewed twice and we are currently paying a monthly fee of $1,259 through February 28, 2019.

Plan of Dissolution

On February 4, 2016, our Board of Directors adopted the Plan of Liquidation and Dissolution pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, our Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect the Company’s corporate existence to continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. The Company has forecasted minimal or no royalty revenues for the years 2018 through 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

ROYALTIES

We currently receive royalty revenues from existing licensing arrangements with Merck primarily related to sales of two marketed drug products, namely, PegIntron ® and Sylatron ®. Until 2017, in recent years, royalty revenues from Merck were our primary source of revenues. In 2017, we earned $7 million in royalties from Nektar in connection with our entering into the Nektar Second Amendment. Royalty revenues from sales of PegIntron accounted for approximately 7% and 64% of our total royalty revenues in each of the years ended December 31, 2017 and 2016, respectively. Our right to receive royalties on U.S. sales of PegIntron expired in 2016.

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

Sales of PegIntron have been in decline since 2008. Products that compete with PegIntron have been and potentially will be introduced by other drug manufacturers. In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that don’t require interferon. As a result, we expect sales of PegIntron-related products to continue their declining trend.

We have out-licensed our proprietary PEGylation and single-chain antibody, or SCA, technologies on our own and through agreements with Nektar and Micromet AG (“Micromet”). Micromet was acquired by Amgen in 2012. Under our Cross-License and Option Agreement with Nektar, Nektar had the lead role in granting sublicenses for certain of our PEGylation patents and we receive royalties on sales of any approved product for which a sublicense has been granted. Pursuant to the Nektar Second Amendment, we are no longer entitled to any royalties or immunity fees from Nektar under the Nektar License Agreement.

 Under our existing agreements with certain third party licensees, we may be entitled to (i) potential future milestone payments contingent upon the achievement of certain milestones with respect to several other drug products in various stages of clinical and preclinical development and (ii) potential future royalty payments related to any future sales of these drug products.  Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved.  We also have no control over the time, resources and effort that these third party licensees may devote to their programs and limited access to information regarding or resulting from such programs.   Accordingly, there can be no assurance that we will receive any of the milestone or royalty payments under these agreements.

COMPETITION

PegIntron

PegIntron, marketed by Merck, competes directly with Hoffmann-La Roche’s PEGASYS. Merck and Hoffmann-La Roche have been the major competitors in the global interferon alfa market since the approval of their unmodified alpha interferon products, INTRON A and ROFERON-A, respectively, and the PEGylated interferon-based combination therapy is a highly competitive market. On December 6, 2013, the U.S. Food and Drug Administration (FDA) approved Gilead’s Sovaldi (sofosbuvir) 400 mg tablets, a once-daily oral nucleotide analog polymerase inhibitor for the treatment of chronic hepatitis C infection as a component of a combination antiviral treatment regimen. Sovaldi was approved in combination with peg-interferon alpha and ribavirin for genotype 1 and 4 patients, and in combination with ribavirin for genotype 2 and 3 patients. On January 17, 2014, the European Commission granted marketing authorization for Sovaldi. On October 10, 2014, the FDA approved Gilead’s Harvoni (ledipasvir/sofosbuvir), the first once-daily single tablet regimen for the treatment of genotype 1 chronic hepatitis C infection, eliminating the need for interferon and ribavirin. On November 18, 2014, the European Commission granted marketing authorization for Harvoni. On December 19, 2014, the FDA approved Abbvie’s all-oral treatment for hepatitis C, and on January 16, 2015, the European Commission granted marketing authorization for this treatment. In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that don’t require interferon. As a result, we expect sales of PegIntron-related products to continue their declining trend. We expect that the adoption of oral treatments for hepatitis C will have a negative impact on PegIntron revenues.

Sylatron

PegIntron was approved for melanoma in March 2011 under the brand name Sylatron®. Merck competes with marketed drugs sold by Bayer and by Bristol-Myers Squibb.

Macugen

Macugen, marketed by Valeant and Pfizer Inc., currently competes against several other therapies for the treatment of neovascular (wet) age-related macular degeneration (AMD). Additional treatments for AMD are in various stages of preclinical or clinical testing. If approved, these treatments would also compete with Macugen. Our rights to receive royalties on sales of Macugen expired in the U.S. and Great Britain in 2014. We believed we were entitled to receive an immunity fee for sales of Macugen after the expiration of our right to receive royalties.

CIMZIA

CIMZIA, which is marketed by UCB, currently competes against therapies for the treatment of moderate to severe rheumatoid arthritis and Crohn’s disease. CIMZIA is a biologic medicine that counteracts tumor necrosis factor (or TNF), which promotes inflammation of the joints in rheumatoid arthritis. Our rights to receive royalties on sales of CIMZIA expired in the U.S. and Great Britain in 2014. We believed we were entitled to receive an immunity fee for sales of Cimzia after the expiration of our right to receive royalties.

In 2017, we settled all current and future immunity fee claims with Nektar, pursuant to the Nektar Second Amendment, for a payment by Nektar of $7 million in consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

Patents are very important to us in establishing the proprietary rights to the products we have developed or licensed. The patent position of pharmaceutical or biotechnology companies can be uncertain and involve complex legal, scientific and factual questions. If our intellectual property positions are challenged, invalidated or circumvented, or if we fail to prevail in potential future intellectual property litigation, our business could be adversely affected. We have an extensive portfolio of issued U.S. patents, many of which have foreign counterparts. Of the patents owned or exclusively licensed by us, one relates to PegIntron. The patent related to PegIntron (peginterferon alfa-2b) expired in the U.S. in 2016 and will expire outside of the U.S. in 2018 (including any patent term extensions), except for Japan, where the patent was extended until 2021 and Chile, where the patent expires in 2024. Although we believe that our patents provide certain protection from competition, we cannot assure you that such patents will be of substantial protection or commercial benefit to us, will afford us adequate protection from competing products, or will not be challenged or declared invalid. In addition, we cannot assure you that additional U.S. patents or foreign patent equivalents will be issued to us.

Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country.

In April 2013, pursuant to an asset purchase agreement, we sold to Belrose Pharma, Inc. (“Belrose”), all right, title and interest, including our patents, relating to certain PEG technology and our PEG-SN38 clinical candidate.

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

PegIntron has been approved for treatment of hepatitis C in the European Union, the U.S., Japan and China, and for the treatment of hepatitis B in China. None of the product candidates we were developing prior to the termination of our clinical development activities were approved for marketing in the U.S. or elsewhere.

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

Risks Relating to the Company and its Operations

Until 2017, in recent years, we derived most of our royalty revenues from continued sales of PegIntron, which have been in sharp decline. In addition, our right to receive royalties on U.S. sales of PegIntron expired in 2016, which has negatively impacted our royalty revenues.

Until 2017, in recent years, we had derived most of our royalty revenues from continued sales of PegIntron, which is marketed by Merck. Our right to receive royalties on U. S. sales of PegIntron expired in 2016. Royalty revenues from sales of PegIntron accounted for approximately 7% and 64% of our total royalty revenues in each of the years ended December 31, 2017 and 2016, respectively. Sales of PegIntron have been in sharp decline in recent years and our right to receive royalties on U.S. sales of PegIntron expired in 2016, which adversely affected our operating results and financial position. As reported by Merck, sales declines were driven by lower volumes in nearly all regions as the availability of new therapeutic options resulted in continued loss of market share. We cannot assure you that Merck will continue to generate sales of PegIntron at levels that would enable us to receive royalties in amounts that are comparable with the amounts of royalties that we have received in recent years. The amount and timing of resources dedicated by Merck to the marketing of PegIntron is not within our control. In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that don’t require interferon. As a result, we expect that sales of PegIntron-related products will continue their declining trend. Our royalty revenues will be negatively affected if sales of PegIntron are limited for any reason, including if Merck cannot market PegIntron effectively as a result of competitive, manufacturing, regulatory or other issues.

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

Certain of our rights to receive royalties on sales of PegIntron and sales of other drug products have already expired and our remaining rights to receive royalties will expire in the near future and we currently do not intend to acquire new sources of royalty revenues.

Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Our right to receive royalties on sales of PegIntron expired in the U.S. in 2016, and is expected to expire in Europe in 2018 and expire in Japan in 2021. We currently do not intend to acquire new sources of royalty revenues. As a result, following expirations of our rights to receive royalties on sales of PegIntron and sales of other drug products or potential drug products, we may not have sufficient revenues to continue operations.

We may not realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a full valuation allowance against our deferred income tax assets. The valuation allowance may fluctuate as conditions change. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

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

We have outsourced all corporate functions, which makes us more dependent on third-parties to perform these corporate functions.

We have outsourced all corporate functions, which makes us more dependent on third-parties for the performance of these functions. To the extent that we are unable to effectively reallocate employee responsibilities, retain key officers as consultants, maintain effective internal control over financial reporting and effective disclosure controls and procedures, establish and maintain agreements with competent third-party contractors on terms that are acceptable to us, or effectively manage the work performed by any retained third-party contractors, our ability to manage the operations of our business effectively could be compromised.

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

The pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. If we are unable to obtain and enforce patent protection for our product candidates, the value of our intellectual property portfolio could be harmed. We have a portfolio of issued U.S. patents and filed applications, many of which have foreign counterparts. Although we believe that our patents provide certain protection from competition, such patents may not provide substantial protection or commercial benefit to us, or afford us adequate protection from competing products, and may be challenged or declared invalid. In addition, U.S. patents or foreign patent equivalents may not be issued to us in the future.

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

Legal or administrative proceedings may be necessary to enforce our intellectual property rights or to defend against claims of infringement. We have in the past been involved in patent litigation and other proceedings and we may become involved in additional patent litigation or proceedings in the future. If we become involved in any such litigation or proceeding, irrespective of the outcome, we may incur substantial costs, and such disputes could substantially delay or prevent our commercialization activities, which could materially harm our business, financial condition and results of operations.

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

Historically, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will continue to be volatile in the future. The market price of our common stock could be impacted due to a variety of factors, including, in addition to global and industry-wide events:

•	the level of revenues we generate from royalties we receive;
•	changes in our business plans;
•	the losses we may incur;
•	developments in patent or other proprietary rights owned or licensed by us, our collaborative partners or our competitors;
•	public concern as to the safety and efficacy of products developed by others; and
•	litigation.

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

In April 2013, we announced that our Board of Directors intends to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to our stockholders. The declaration of dividends is within the discretion of our Board of Directors, subject to any applicable limitations under Delaware corporate law, and therefore our Board of Directors could decide in the future not to declare dividends. In addition, our ability to pay dividends in the future depends on, among other things, our future revenues from existing and any future royalties and/or milestone payments and our ability to manage expenses, including costs relating to our ongoing operations. Our future revenues from existing royalties have decreased sharply over the last several years and are expected to continue to decrease sharply over the next several years (and eventually cease altogether) due to eventual expirations over time of our right to receive royalties under the terms of our existing licensing arrangements. Future revenues from existing royalties may also decline due to decreases in the sales of the drug products for which we have the right to receive royalties. There is no assurance that we will have sufficient royalty revenues to be able to pay dividends in the future. Moreover, if we file a Plan of Dissolution, the applicable Delaware court may impose limitations on our ability to declare dividends prior to the final dissolution of the Company. Any inability to pay dividends could cause the market price of our common stock to decline significantly.

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

Our previous Section 382 rights plan expired on April 30, 2017 and has not been replaced.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Since March 1, 2016, we have occupied the following office space pursuant to an office service agreement:

Location	Principal Use	Approx. Square Footage	Approx. Annual Rent	Expiration

20 Commerce Drive (Suite 135), Cranford, New Jersey	Executive offices	500	$15,000	February 28, 2019

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

On June 26, 2017, the Company entered into the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to the Company under the Nektar License Agreement. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay the Company the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Nektar License Agreement, the first $3.5 million of which was paid within one business day of the effective date of the Nektar Second Amendment and the remaining $3.5 million was paid in December 2017.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Since August 9, 2016, our common stock has been quoted for trading on the OTCQX market of the OTC Markets Group, Inc. under the trading symbol “ENZN.” Our common stock was previously listed on the Nasdaq Capital Market until it was delisted on May 20, 2016 because we no longer met the requirement to maintain a minimum bid price of $1.00 per share, as set forth in Nasdaq listing rules

The following table sets forth the high and low sale prices for our common stock during the years ended December 31, 2017 and December 31, 2016 as reported by The Nasdaq Stock Market or the OTC Markets Group, Inc., as applicable. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low

Year Ended December 31, 2017
First Quarter	$0.23	$0.13
Second Quarter	0.37	0.22
Third Quarter (1)	0.40	0.22
Fourth Quarter	0.34	0.03

Year Ended December 31, 2016
First Quarter	$0.70	$0.39
Second Quarter	0.56	0.39
Third Quarter	0.42	0.37
Fourth Quarter (2)	0.50	0.31

(1)	On September 28, 2017, we paid a special cash dividend of $0.15 per share of common stock.

(2)	On December 12, 2016, we paid a special cash dividend of $0.15 per share of common stock.

Holders

As of March 2, 2018, there were 919 holders of record of our common stock.

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

On August 10, 2017, the Board declared a special cash dividend of $0.15 per share of common stock. This special cash dividend was paid on September 28, 2017 to stockholders of record as of August 30, 2017.

Repurchase of Equity Securities

Common Stock

On December 21, 2010, our Board of Directors had authorized a share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. Since the inception of this share repurchase program, the cumulative number of shares repurchased and retired through December 31, 2017 amounts to 16,174,578 shares at a total cost of $153.4 million, or an average cost per share of approximately $9.48.

Since December 2012, we have suspended repurchases under the share repurchase program and do not currently intend to resume repurchases under the share repurchase program. Accordingly, no shares were repurchased in 2017 and 2016.

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

Overview

 Prior to 2017, the primary source of our royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). Prior to 2013, we were dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. We currently have no clinical operations and limited corporate operations. We have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 7% and 64% of our total royalty revenues for each of the years ended December 31, 2017 and 2016, respectively, net of the effects of an adjustment for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments for overpayments, rebates and returns were recorded as a decrease of royalty revenues aggregating approximately $877,000 for the year ending December 31, 2017, as discussed in Note 4 to our Consolidated Financial Statements.

We wound down our remaining research and development activities during 2013 and we have no intention of resuming any clinical development activities or acquiring new sources of royalty revenues.

In April 2013, we announced that we intended to distribute excess cash, expected to arise from royalty revenues, in the form of periodic dividends to stockholders. On February 4, 2016, our Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 15 to our Consolidated Financial Statements.)

 Under our existing agreements with certain third party licensees, we may be entitled to (i) potential future milestone payments contingent upon the achievement of certain milestones with respect to several other drug products in various stages of clinical and preclinical development and (ii) potential future royalty payments related to any future sales of these drug products.  Due to the challenges associated with developing and obtaining approval for drug products, there is substantial uncertainty whether any of these milestones will be achieved.  We also have no control over the time, resources and effort that these third party licensees may devote to their programs and limited access to information regarding or resulting from such programs.   Accordingly, there can be no assurance that we will receive any of the milestone or royalty payments under these agreements.

As part of the our sale of our former specialty pharmaceutical business that was completed in January 2010, we may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio from Sigma-Tau Finanziaria S.p.A. In an investor presentation, Shire stated that it anticipated filing a Biologics License Application (“BLA”) for SC Oncaspar with the FDA in the fourth quarter of 2017.  In February 2018, Shire indicated that it was in the registration stage and awaiting further regulatory action. If FDA approval is obtained for SC Oncaspar, under our agreement, we would be entitled to a milestone payment of $7.0 million. There can be no assurance that the FDA will approve the BLA.  Accordingly, there can be no assurance that we will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from its agreements with any of our other third-party licensees. Only after all current revenue recognition requirements are met, will we recognize revenue from Shire or any of our other third-party licensees.

On June 26, 2017, we entered into the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to us under the Nektar License Agreement. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay us the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Nektar License Agreement, the first $3.5 million of which was paid within one business day of the effective date of the Nektar Second Amendment and the remaining $3.5 million was to be paid within one business day of January 5, 2018. Accordingly, we recorded revenue of $7.0 million and a receivable of $3.5 million in the second quarter of 2017. The remaining payment of $3.5 million was received in December 2017.

Effective February 4, 2016, we entered into an agreement with our landlord and subtenant at our leased and subleased principal executive offices premises at 20 Kingsbridge Road, Piscataway, New Jersey. Accordingly, on that date, the sublease became a direct lease between the landlord and the subtenant. The landlord agreed that from and after that date, the landlord would take on all of our obligations under the sublease. Additionally, the landlord has waived all claims against us in connection with the prime lease, the sublease or the premises. The landlord has released us from all liability in connection with the prime lease and the sublease and, in exchange therefor, on February 4, 2016, we paid $4.25 million to the landlord’s mortgage lender and approximately $204,000 to the landlord.

Commencing on March 1, 2016, we changed the location of our principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. We entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The term of the agreement was to continue until February 28, 2017. Under the agreement, in exchange for our right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter paid Regus a monthly fee of $1,209. This agreement was renewed twice and we are currently paying a monthly fee of $1,259 through February 28, 2019.

Plan of Dissolution

On February 4, 2016, our Board of Directors adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), pursuant to which the Company would, subject to obtaining requisite stockholder approval, be liquidated and dissolved in accordance with Sections 280 and 281(a) of the General Corporation Law of the State of Delaware. In approving the Plan of Liquidation and Dissolution, our Board of Directors had considered, among other factors, the ability of the Company to obtain no-action relief from the Securities and Exchange Commission (the “SEC”) to suspend certain of the Company’s reporting obligations under the Securities Exchange Act of 1934, as amended, and the anticipated cost savings if such relief is granted by the SEC. Upon further review, our Board of Directors determined that it would be fair, advisable and in the best interests of the Company and its stockholders to postpone seeking stockholder approval of the Plan of Liquidation and Dissolution until a later time to be determined by our Board of Directors.

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by our stockholders and implemented by us, we expect the Company’s corporate existence to continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of our existing license arrangements that generate our royalty revenues. The Company has forecasted minimal or no royalty revenues for the years 2018 through 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

Results of Operations (in millions of dollars):

	For the Year Ended December 31,
	2017	2016
Revenues:
Royalties	$8.4	$8.3
Miscellaneous income	-	.1
Total revenues	8.4	8.4
Operating expenses:
General and administrative	1.4	1.7
Lease termination	-	.1
Operating income	7.0	6.6
Income tax expense	(1.6)	(7.7)
Net income (loss)	$5.4	$(1.1)

Overview

The following table summarizes our royalties earned in 2017 and 2016:

Royalty Revenues (in millions of dollars):

	For the Year Ended December 31,
		%
	2017	Change	2016

Royalty revenue	$8.4	1	$8.3

Until 2017, in recent years, our royalty revenues had been derived, primarily, from sales of PegIntron. In 2017, we earned total royalty revenues of approximately $8.7 million. Of this amount, $7 million came from Nektar in connection with Nektar’s buy-out of all of its remaining payment obligations to us. Royalty revenues from sales of PegIntron accounted for approximately 10% and 64% of our total royalty revenues in 2017 and 2016, respectively. Our right to receive royalties on U. S. sales of PegIntron expired in 2016.

 In March 2017, Merck notified us that it had overpaid us approximately $770,000 in royalties (net of a 25% royalty interest that we had previously sold) during the second and third quarters of 2016. This was due to a previous misunderstanding regarding the date on which the our right to receive royalties from U. S. sales of PegIntron expired, which Merck advised had occurred in February 2016. Merck notified us that it intended to recover such overpayment from us by reducing future royalties to which we would otherwise be entitled from Merck until the full amount of the overpayment has been recouped. Accordingly, at December 31, 2016, we recorded a liability to Merck of approximately $770,000.

In the second quarter of 2017, Merck notified us that they discovered additional overpayments to us resulting from their inaccuracy as to the date on which the our right to receive royalties from various countries’ sales of PegIntron expired. Such net overpayment to us aggregated approximately $564,000 in royalties during 2015 and 2016. Merck notified us that it intended to recover such overpayment from us by reducing future royalties to which we would otherwise be entitled from Merck until the full amount of the overpayment had been recouped. In the third quarter of 2017, Merck again notified us that, based on rebates and returns of PegIntron products, they had deducted a net amount of approximately $150,000 from aggregate royalties that were otherwise due to us. We took exception to certain of the deductions taken by Merck as being inappropriate. In the fourth quarter of 2017, Merck corrected such deductions and added a net $111,000, to the royalties that were otherwise due to the Company. The aggregate amount of royalties earned from Merck during 2017 was approximately $1.3 million. In March 2018, Merck notified us that an additional adjustment of approximately $313,000 was necessary, primarily, due to returns from sales in China in the fourth quarter of 2017. Merck will recoup this through deductions from future royalties otherwise payable to us. Accordingly, we recorded an aggregate reduction for overpayments, rebates and returns of approximately $1.6 million from the gross royalties earned during 2016 and 2017, leaving a balance due to Merck of approximately $225,000. This was recorded as a payable at December 31, 2017.

The following table summarizes our PegIntron royalties earned in 2017 and 2016:

PegIntron royalties from (in millions of dollars):

	For the Year Ended December 31,

	2017	2016

U.S. sales	$(0.1)	$1.3

Foreign sales – Europe	0.6	1.5

Foreign sales – Japan	-	-

Foreign sales – Other	0.8	3.4

Total before recoupment by Merck	1.3	6.2
Less: Recoupment by Merck	(0.8)	(0.8)

Total	$0.5	$5.4

Royalty revenues increased approximately 1% in 2017 compared to 2016. This was primarily due to a one-time settlement of $7.0 million with Nektar per the Nektar Second Amendment. This increase was offset by a 93% decrease in royalties on PegIntron, including recoupments of previously overpaid royalties, aggregating approximately $877,000 in 2017. As reported by Merck, in recent years, sales declines were driven by lower volumes in nearly all regions, as the availability of new therapeutic options resulted in continued loss of market share.

Our future revenues are heavily weighted towards royalties and revenues to be received from the use of our technology and are dependent upon numerous factors outside of our control. Until 2017, we derived most of our royalty revenues from sales of PegIntron, which have been in decline since 2008. Merck’s obligation to pay us royalties on sales of PegIntron terminates, on a country-by-country basis, upon the later of the date on which the last patent to contain a claim covering PegIntron expires in the country or 15 years after the date on which PegIntron was first approved for commercial marketing in such country. Our rights to receive royalties from sales of PegIntron expired in the U.S. in 2016 and are expected to expire in Europe in 2018 and in Japan in 2021.

Other factors potentially affecting our royalty revenues include new or increased competition from products that may compete with the products for which we receive royalties and the effectiveness of marketing by our licensees. Our rights to receive royalties and immunity fees on OMONTYS, CIMZIA and Macugen terminated as a result of us entering into the Nektar Second Amendment in 2017.

In addition, there are multiple oral drug therapies, both available and in development, that have been effective for treatment of hepatitis C that do not require interferon. As a result, we expect that sales of PegIntron-related products will continue their declining trend.

Miscellaneous Income

Miscellaneous income in 2016 of $63,000, includes rental receipts aggregating approximately $42,000 and reimbursements from service providers of approximately $21,000. There were no comparable amounts in 2017. In 2016, the underlying rental expense is reflected in general and administrative expense. In 2013, we entered into a sublease arrangement with an unrelated third party, pursuant to which we sublet a portion of our premises located at 20 Kingsbridge Road, Piscataway, New Jersey. In February 2016, we terminated this sublease and the related prime lease after paying lease termination fees aggregating approximately $4.5 million.

General and Administrative Expenses (in millions of dollars):

	For the Year Ended December 31,
		%
	2017	Change	2016

General and administrative expenses	$1.4	(18)	$1.7

For the year ended December 31, 2017, general and administrative expenses were $1.4 million, down 18% from $1.7 million in the prior year. The change in 2017 from 2016 was primarily from reductions in building-related expenses, professional fees and contracted services.

 In 2017 and 2016, general and administrative expenses consist primarily of consulting fees for executive services, outside professional services for accounting, audit, tax, legal, financing activities and patent filing fees.

Income Taxes

On December 22, 2017, the President of the United States signed and enacted comprehensive tax legislation into law, H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). Except for certain provisions, the Tax Act is effective for tax years beginning on or after January 1, 2018. The items having the most significant impact resulting from the Tax Act on our financial statements, include: the lowering of the U.S. federal corporate income tax rate, the repeal of the corporate alternative minimum tax, the treatment of alternative minimum tax credits as refundable tax credits and the remeasurement of certain deferred tax assets and related valuation allowances.

At December 31, 2017, as a result of the PegIntron market factors, previously discussed, we revised our projected future royalty revenues downward. As a result of this revision, the effects of our current year’s income and the recording of a long-term receivable of approximately $1.9 million for refundable alternative minimum tax credits, as well as a reclassification of deferred tax expense to current benefit, we recorded a deferred tax expense of approximately $3.4 million.

These projections and beliefs are based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other things, forecasted sales of the drug products for which we have the right to receive royalties and other matters, many of which are difficult to predict, are subject to significant uncertainties and are beyond the Company’s control. As a result there can be no assurance that the estimates and assumptions upon which these projections and beliefs are based will prove accurate, that the projected results will be realized or that the actual results will not be substantially higher or lower than projected.

Liquidity and Capital Resources

Our current sources of liquidity are (i) our existing cash on hand and (ii) anticipated royalty revenues from third-party sales of marketed drug products that utilize our proprietary technology. While we no longer have any research and development activities, we continue to retain rights to receive royalties and milestone payments from existing licensing arrangements with other companies. We believe that our existing cash on hand and anticipated royalty revenues will be sufficient to fund our operations, at least, through March 31, 2019. However, our future royalty revenues are expected to continue their sharp decrease over the next several years and there can be no assurance that we will receive amounts of royalty revenues as anticipated.

Cash provided by operating activities represents net income, as adjusted for certain non-cash items including the effect of changes in operating assets and liabilities. Cash provided by operating activities during 2017 was $6.5 million, as compared to cash provided by operating activities of $2.6 million in 2016. The increase was due, primarily to the $6.6 million increase in net income, as adjusted by the non-cash deferred tax provision change of $3.4 million and an increase of $1.9 million in alternative minimum tax credit, as partially offset by a decrease in accounts payable of approximately $545,000 (recoupment by Merck) and a decrease of lease termination costs of $4.5 million.

Cash used in financing activities amounted to $6.6 million in both 2017 and 2016. This was entirely attributable to the payments of approximately $6.6 million in dividends on our common stock in September 2017 and December 2016.

The net effect of the foregoing was a decrease of cash of approximately $161,000, from $7.6 million at December 31, 2016 to $7.5 million at December 31, 2017.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes. As of December 31, 2017, we were not involved in any off-balance sheet special purpose entity transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of December 31, 2017 have been taken into consideration in preparing the consolidated financial statements. The preparation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements.

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

Income Taxes

Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance on net deferred tax assets is provided for when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2017, we believe, based on our projections, that it is more likely than not that our net deferred tax assets, including our net operating losses from operating activities, will not be realized. We recognize the benefit of an uncertain tax position that we have taken or expect to take on the income tax returns we file if it is more likely than not that we will be able to sustain our position.

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

Item 8. Financial Statements and Supplementary Data

Financial statements and notes thereto appear on pages F-1 to F-25 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework - 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that as of December 31, 2017 our internal control over financial reporting was effective based on those criteria.

(d)	Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

/s/ Andrew Rackear	/s/ Richard L. Feinstein
Andrew Rackear	Richard L. Feinstein
Chief Executive Officer and Secretary	Vice President-Finance and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

March 21, 2018	March 21, 2018

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

If we file a definitive proxy statement relating to our 2018 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2017, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2017 to include the information required by this Item 10.

Item 11. Executive Compensation

If we file a definitive proxy statement relating to our 2018 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2017, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2017 to include the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file a definitive proxy statement relating to our 2018 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2017, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2017 to include the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

If we file a definitive proxy statement relating to our 2018 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2017, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2017 to include the information required by this Item 13.

Item 14. Principal Accounting Fees and Services

If we file a definitive proxy statement relating to our 2018 Annual Meeting of Stockholders with the SEC not later than 120 days after December 31, 2017, the information required by this Item 11 is incorporated herein by reference to such definitive proxy statement. However, if such definitive proxy statement is not filed with the SEC in such 120-day period, we will file an amendment to this Annual Report on Form 10-K with the SEC not later than 120 days after December 31, 2017 to include the information required by this Item 14.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Reference
Number	Description	No.
2.1	Asset Purchase Agreement, dated as of November 9, 2009, by and between Klee Pharmaceuticals, Inc., Defiante Farmacêutica, S.A. and Sigma-Tau Finanziaria S.p.A., on the one hand, and Enzon Pharmaceuticals, Inc., on the other hand	(9)
2.2	Plan of Liquidation and Dissolution of Enzon Pharmaceuticals, Inc. (adopted by the Board of Directors of Enzon Pharmaceuticals, Inc. on February 4, 2016)	(17)
3.1	Amended and Restated Certificate of Incorporation dated May 18, 2006, together with that Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 13, 2010	(1)
3.2	Second Amended and Restated By-Laws effective March 11, 2011, as amended by Amendment No. 1 to the Second Amended and Restated By-Laws effective February 15, 2013	(11)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Enzon Pharmaceuticals, Inc. filed with the Secretary of the State of Delaware on May 1, 2014	(15)
10.1	2001 Incentive Stock Plan, as amended and restated, of Enzon Pharmaceuticals, Inc.**	(2)
10.2	Development, License and Supply Agreement between Enzon, Inc. (now known as Enzon Pharmaceuticals, Inc.) and Schering Corporation; dated November 14, 1990, as amended*	(3)
10.3	Amended and Restated 2013 Outside Director Compensation Plan**	(12)
10.4	Form of Non-Qualified Stock Option Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.5	Form of Restricted Stock Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(5)
10.6	Form of Restricted Stock Unit Award Agreement for Executive Officers under the 2001 Incentive Stock Plan**	(6)
10.7	Form of Restricted Stock Unit Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.8	Form of Stock Option Award Agreement for Independent Directors under the 1987 Non-Qualified Stock Option Plan**	(4)
10.9	Form of Stock Option Award Agreement for Independent Directors under the 2001 Incentive Stock Plan**	(4)
10.10	Amendment to Outstanding Awards Under 2001 Incentive Stock Plan**	(8)
10.11	2001 Incentive Stock Plan Non-Qualified Stock Plan Terms and Conditions**	(8)
10.12	2001 Incentive Stock Plan Restricted Stock Unit Award Terms and Conditions**	(8)
10.13	2001 Incentive Stock Plan Restricted Stock Award Terms and Conditions**	(8)
10.14	2011 Stock Option and Incentive Plan**	(10)
10.15	Form of Non-Qualified Stock Option Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.17	Form of Restricted Stock Unit Award Agreement for Company Employees under the 2011 Stock Option and Incentive Plan**	(10)
10.18	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2011 Stock Option and Incentive Plan**	(10)
10.19	2007 Employee Stock Purchase Plan	(7)
10.20	Independent Contractor Agreement, dated as of December 13, 2013, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(14)
10.21	Assignment, Assumption and Release Agreement, dated as of September 11, 2015, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(16)
10.22	Amendment 1 to Independent Contractor Agreement, effective as of December 28, 2015, between Enzon Pharmaceuticals, Inc. and Richard L. Feinstein**	(18)

10.23	Agreement, dated as of December 29, 2015, among Kingsbridge 2005, LLC, Enzon Pharmaceuticals, Inc. and Axcellerate Pharma, LLC (executed by Enzon Pharmaceuticals, Inc. on February 4, 2016)	(18)
10.24	Letter Agreement, dated February 4, 2016, between Kingsbridge 2005, LLC and Enzon Pharmaceuticals, Inc.	(18)
10.25	Separation Agreement, dated as of September 27, 2013, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(13)
10.26	Amendment to Separation Agreement, dated as of January 1, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
10.27	Amendment 2 to Separation Agreement, dated as of March 31, 2016, between Enzon Pharmaceuticals, Inc. and Andrew Rackear**	(19)
21.1	Subsidiaries of Registrant	+
23.1	Consent of EisnerAmper LLP	+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	+
101	The following materials from Enzon Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements.	+

+	Filed herewith

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.

***	These certifications are not deemed filed by the Commission and are not to be incorporated by reference in any filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

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

ENZON PHARMACEUTICALS, INC.
(Registrant)

Dated: March 21, 2018	/s/ Andrew Rackear
Andrew Rackear
Chief Executive Officer and Secretary
(Principal Executive Officer)

Dated: March 21, 2018	/s/ Richard L. Feinstein
Richard L. Feinstein
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Rackear	Chief Executive Officer and Secretary	March 21, 2018
Andrew Rackear	(Principal Executive Officer)

/s/ Richard L. Feinstein	Vice President - Finance and Chief Financial Officer	March 21, 2018
Richard L. Feinstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jonathan Christodoro	Chairman of the Board	March 21, 2018
Jonathan Christodoro

/s/ Odysseas Kostas	Director	March 21, 2018
Odysseas Kostas

/s/ Jennifer McNealey	Director	March 21, 2018
Jennifer McNealey

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enzon Pharmaceuticals, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzon Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

Iselin, New Jersey

March 21, 2018

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$7,478	$7,639
Other current assets	94	270
Total current assets	7,572	7,909
Refundable tax credits receivable	1,940	-
Deferred tax assets	-	3,362

Total assets	$9,512	$11,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$225	$770
Accrued expenses and other current liabilities	143	170
Total current liabilities	368	940

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $0.01 par value, authorized 3,000,000 shares; no shares issued and outstanding at December 31, 2017 and 2016	-	-
Common stock - $0.01 par value, authorized 170,000,000 shares; issued and outstanding 44,214,603 shares at December 31, 2017 and 2016	442	442
Additional paid-in capital	83,649	90,281
Accumulated deficit	(74,947)	(80,392)
Total stockholders’ equity	9,144	10,331
Total liabilities and stockholders’ equity	$9,512	$11,271

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016
Revenues:
Royalties	$8,379	$8,314
Miscellaneous income	-	63
Total revenues	8,379	8,377

Operating expenses:
General and administrative	1,371	1,679
Lease termination costs	-	54
Total operating expenses	1,371	1,733

Income before income tax expense	7,008	6,644

Income tax expense	1,563	7,770

Net income (loss)	$5,445	$(1,126)

Income (loss) per common share
Basic	$0.12	$(0.03)
Diluted	$0.12	$(0.03)
Weighted average number of shares
Basic	44,215	44,215
Diluted	44,215	44,215

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional
	Number of	Par	Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total
Balance, December 31, 2015	44,215	$442	$96,913	$(79,266)	$18,089
Net loss	-	-	-	(1,126)	(1,126)
Common stock dividend	-	-	(6,632)	-	(6,632)
Balance, December 31, 2016	44,215	$442	$90,281	$(80,392)	$10,331
Net income	-	-	-	5,445	5,445
Common stock dividend	-	-	(6,632)	-	(6,632)
Balance, December 31, 2017	44,215	$442	$83,649	$(74,947)	$9,144

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$5,445	$(1,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax provision	3,362	7,749
Changes in operating assets and liabilities:
(Decrease) increase in other current assets	176	(163)
Increase in refundable tax credit receivable	(1,940)	-
Decrease in accrued lease termination costs	-	(4,506)
Increase (decrease) in accounts payable	(545)	680
Decrease in accrued expenses and other current liabilities	(27)	(35)
Net cash provided by operating activities	6,471	2,599

Cash flows from financing activities:
Common stock dividends	(6,632)	(6,632)
Net cash used in financing activities	(6,632)	(6,632)
Net decrease in cash	(161)	(4,033)
Cash at beginning of year	7,639	11,672
Cash at end of year	$7,478	$7,639

Supplemental cash flows disclosure:
Cash paid for income taxes	$-	$135,000

The accompanying notes are an integral part of these consolidated financial statements.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business

Enzon Pharmaceuticals, Inc. (together with its subsidiaries, “Enzon” or the “Company,” “we” or “us”), manages its sources of royalty revenues from existing licensing arrangements with other companies primarily related to sales of certain drug products that utilize Enzon’s proprietary technology. In 2017, the primary source of the Company’s royalty revenues was the revenues from Nektar Therapeutics, Inc. (“Nektar”) pursuant to the entrance into a Second Amendment (“Nektar Second Amendment”) to the Company’s Cross-License and Option Agreement (the “Nektar License Agreement”) with Nektar, which generated non-recurring royalty revenues of $7 million (see below). The receipt of this $7 million satisfied all future obligations of royalty payments pursuant to the Nektar License Agreement.

Prior to 2017, the primary source of the Company’s royalty revenues was derived from sales of PegIntron, which is marketed by Merck & Co., Inc. (“Merck”). Prior to 2013, the Company was dedicated to the research and development of innovative therapeutics for patients with high unmet medical needs. The Company currently has no clinical operations and limited corporate operations. The Company has no intention of resuming any clinical development activities or acquiring new sources of royalty revenues. Royalty revenues from sales of PegIntron accounted for approximately 7% and 64% of the Company’s total royalty revenues for each of the years ended December 31, 2017 and 2016, respectively, net of the effects of an adjustment for Merck’s recoupment of previously overpaid royalties. The effects of such recoupments for overpayments, rebates and returns were recorded as a decrease of royalty revenues aggregating approximately $877,000 for the year ending December 31, 2017, as discussed in Note 4.

In April 2013, the Company announced that it intended to distribute excess cash, expected to arise from ongoing royalty revenues, in the form of periodic dividends to stockholders. On February 4, 2016, the Company’s Board adopted a Plan of Liquidation and Dissolution (the “Plan of Liquidation and Dissolution”), the implementation of which has been postponed. (See Note 15 Other Corporate Events.)

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

The Company may be entitled to certain potential future milestone payments contingent upon the achievement of certain regulatory approval-related milestones with respect to Oncaspar from Shire plc (“Shire”), which assumed the milestone payment obligations when it acquired the Oncaspar product portfolio from Sigma-Tau Finanziaria S.p.A. in July 2015. In an investor presentation, Shire stated that it anticipated filing a Biologics License Application (“BLA”) for SC Oncaspar with the FDA in the fourth quarter of 2017. In February 2018, Shire indicated that it was in the registration stage and awaiting further regulatory action. If FDA approval is obtained for SC Oncaspar, under its agreement, the Company would be entitled to a milestone payment of $7.0 million. There can be no assurance that the FDA will approve the BLA. Accordingly, there can be no assurance that the Company will receive any of the milestone payments related to SC Oncaspar or any other such milestone payments resulting from its agreements with any of the Company’s other third party licensees. The Company will not recognize revenue from Shire or any of the Company’s other third party licensees until all current revenue recognition requirements are met.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On June 26, 2017, the Company entered into the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to the Company under the Nektar License Agreement. In consideration for fully paid-up licenses under the Nektar License Agreement and for the dismissal with prejudice of all claims and counterclaims asserted in the litigation with Nektar, Nektar agreed to pay the Company the sum of $7.0 million, which satisfies all future obligations of royalty payments pursuant to the Nektar License Agreement, the first $3.5 million of which was to be paid within one business day of the effective date of the Nektar Second Amendment and the remaining $3.5 million was to be paid by January 6, 2018. Accordingly, the Company recorded revenue of $7.0 million and a receivable of $3.5 million in the second quarter of 2017. The $3.5 million receivable was paid in full in December 2017.

 In March 2017, Merck notified the Company that it had overpaid it approximately $770,000 in royalties (net of a 25% royalty interest that the Company had previously sold) during the second and third quarters of 2016. This was due to a previous misunderstanding regarding the date on which the Company’s right to receive royalties from U. S. sales of PegIntron expired, which Merck advised had occurred in February 2016. Merck notified the Company that it intended to recover such overpayment from the Company by reducing future royalties to which the Company would otherwise be entitled from Merck until the full amount of the overpayment has been recouped. In the second quarter of 2017, Merck notified the Company that they discovered additional overpayments to the Company resulting from their inaccuracy as to the date on which the Company’s right to receive royalties from various countries’ sales of PegIntron expired. Such net overpayment to the Company aggregated approximately $564,000 in royalties during 2015 and 2016. Merck notified the Company that it intended to recover such overpayment from the Company by reducing future royalties to which the Company would otherwise be entitled from Merck until the full amount of the overpayment had been recouped. In the third quarter of 2017, Merck again notified the Company that, based on rebates and returns of PegIntron products, they had deducted approximately a net amount of $150,000 from aggregate royalties that were otherwise due to Enzon. This resulted in a net amount due to the Company of $150,000. As a result, the Company recorded the $213,000 remaining to be recouped by Merck in the third quarter of 2017. The Company took exception to certain of the deductions taken by Merck as being inappropriate. In the fourth quarter of 2017, Merck corrected such deductions and added a net $111,000, to the royalties that were otherwise due to the Company. In March 2018, Merck notified the Company that an additional adjustment of approximately $313,000 was necessary, primarily, due to returns from sales in China in the fourth quarter of 2017. See Note 4.

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

Financial Instruments and Fair Value

The carrying values of cash, other receivable, other current assets, accounts payable, accrued expenses and other current liabilities in the Company’s consolidated balance sheets approximated their fair values at December 31, 2017 and 2016 due to their short-term nature. As of December 31, 2017, the Company held no cash equivalents or marketable securities.

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

(3)	Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company does not believe the adoption of the amendments in this ASU will have a material effect on our consolidated financial position and results of operations.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” relating to revenue recognition.  This new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This ASU, as amended, is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  The Company has assessed the impact of this update and has concluded that its adoption will not have a material impact on the Company’s consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

(4)	Accounts Payable and Accrued Expenses

 In March 2017, Merck notified the Company that it had overpaid it approximately $770,000 in royalties (net of a 25% royalty interest that the Company had previously sold) during the second and third quarters of 2016. This was due to a previous misunderstanding regarding the date on which the Company’s right to receive royalties from U. S. sales of PegIntron expired, which Merck advised had occurred in February 2016. Merck notified the Company that it intended to recover such overpayment from the Company by reducing future royalties to which the Company would otherwise be entitled from Merck until the full amount of the overpayment has been recouped. Accordingly, at December 31, 2016, the Company recorded a liability to Merck of approximately $770,000.

In the second quarter of 2017, Merck notified the Company that they discovered additional overpayments to the Company resulting from their inaccuracy as to the date on which the Company’s right to receive royalties from various countries’ sales of PegIntron expired. Such net overpayment to the Company aggregated approximately $564,000 in royalties during 2015 and 2016. Merck notified the Company that it intended to recover such overpayment from the Company by reducing future royalties to which the Company would otherwise be entitled from Merck until the full amount of the overpayment had been recouped. In the third quarter of 2017, Merck again notified the Company that, based on rebates and returns of PegIntron products, they had deducted a net amount of approximately $150,000 from aggregate royalties that were otherwise due to Enzon. The Company took exception to certain of the deductions taken by Merck as being inappropriate. In the fourth quarter of 2017, Merck corrected such deductions and added a net $111,000, to the royalties that were otherwise due to the Company. The aggregate amount of royalties earned from Merck during 2017 was approximately $1.3 million. In March 2018, Merck notified the Company that an additional adjustment of approximately $313,000 was necessary, primarily, due to returns from sales in China in the fourth quarter of 2017. Merck will recoup this through deductions from future royalties otherwise payable to the Company. Accordingly, the Company recorded an aggregate reduction for overpayments, rebates and returns of approximately $1.6 million from the gross royalties earned during 2016 and 2017, leaving a balance due to Merck of approximately $225,000. This was recorded as a payable at December 31, 2017.

Accrued expenses and other current liabilities consist of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Professional and consulting fees	$142	$140
Other	1	30
	$143	$170

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)	Stockholders’ Equity

Preferred Stock

The Company has authorized 3,000,000 shares of preferred stock in one or more series of which 100,000 are designated as Series A in connection with the Section 382 Rights Plan discussed below.

Common Stock

As of December 31, 2017, the Company reserved 7,097,697 shares of its common stock for the non-qualified and incentive stock plans.

Section 382 Rights Agreement

On April 30, 2014, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 14, 2014. Such rights lapsed, unexercised, at the stated expiration date of April 30, 2017 and have not been replaced.

(6)	Miscellaneous Income

Included in miscellaneous income in 2016 was approximately $42,000 of sublease income, relating to the Company’s former subtenant at the Company’s former leased Piscataway, New Jersey facility. (See Note 14, Leases.)

There was no comparable amount in 2017.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)	Cash Dividend

On November 14, 2016, the Board declared a special cash dividend of $0.15 per share of common stock. This special cash dividend, aggregating approximately $6.6 million, was paid on December 12, 2016 to stockholders of record as of November 28, 2016.

On August 10, 2017, the Company’s Board of Directors declared a special cash dividend of $0.15 per share of the Company’s common stock. This special cash dividend, aggregating approximately $6.6 million, was paid on September 26, 2017 to stockholders of record as of August 30, 2017.

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

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For purposes of calculating diluted earnings (loss) per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and nonvested shares using the treasury stock method and shares issuable under the employee stock purchase plan (ESPP). During 2017 and 2016, there were no common stock equivalents. Income (loss) per common share information is as follows (in thousands, except per share amounts) for the years ended December 31, 2017 and 2016:

	2017	2016
Income (Loss) per Common Share - Basic
Net income (loss) for year	$5,445	$(1,126)

Weighted-average number of common shares outstanding	44,215	44,215

Basic income (loss) per share	$0.12	$(0.03)

Income (Loss) per Common Share - Diluted
Net income (loss) for year	$5,445	$(1,126)

Weighted-average number of common shares outstanding	44,215	44,215
Weighted-average incremental shares related to assumed exercise of stock options, vesting of nonvested shares, and ESPP	-	-
Weighted-average common shares outstanding and common share equivalents	44,215	44,215

Diluted income (loss) per share	$0.12	$(0.03)

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)	Stock Options

Through the Compensation Committee of the Company’s Board of Directors, the Company administers the 2011 Stock Option and Incentive Plan, which provides incentive and non-qualified stock option benefits for employees, officers, directors and independent contractors providing services to Enzon and its subsidiaries. Options granted to employees generally vest over four years from date of grant and options granted to directors vest after one year. The exercise price of the options granted must be at least 100 percent of the fair value of the Company’s common stock at the time the options are granted. Options may be exercised for a period of up to ten years from the grant date. As of December 31, 2017, the 2011 plan authorized equity-based awards for 5 million common shares of which about 4.4 million shares remain available for grant, however, there will be no further grants made pursuant to those plans.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013 Outside Director Compensation Plan

In connection with the special cash dividend that was paid on September 26, 2017 to stockholders of record as of August 30, 2017 (see Note 7), the Compensation Committee of the Board approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

In connection with the special cash dividend declared and paid in 2016 (see Note 7), the Compensation Committee of the Board approved equitable adjustments to the Company’s outstanding stock options and restricted stock units.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the activity in the Company’s outstanding Stock Option Plans, which include the 2011 Stock Option and Incentive Plan, the 2001 Incentive Stock Plan, and the 1987 Non-Qualified Stock Option Plan (options in thousands):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Options	Option	Term (years)	Value ($000)

Outstanding at January 1, 2017	219	$2.66	2.60	$-
Granted at exercise prices which equaled the fair value on the date of grant	-	-	-	-
Exercised	-	-	-	-

Expired and forfeited	(177)	-	-	-

Outstanding at December 31, 2017	42	$3.11	3.23	$-

Vested and expected to vest at December 31, 2017	42	$3.11	3.23	$-

Exercisable at December 31, 2017	42	$3.11	3.23	$-

As of December 31, 2017, there was no unrecognized compensation cost related to unvested options that the Company expects to recognize.

No options were granted during the years ended December 31, 2017 and 2016.

In the years ended December 31, 2017 and 2016, the Company recorded no stock-based compensation related to stock options. The Company’s policy is to use newly issued shares to satisfy the exercise of stock options.

The Company received no cash from exercises of stock options in either of the years ended December 31, 2017 and 2016.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)	Restricted Stock Awards and Restricted Stock Units (Nonvested Shares)

The 2011 Stock Option and Incentive Plan and, prior to that, the 2001 Incentive Stock Plan provide for the issuance of restricted stock awards and restricted stock units (collectively, nonvested shares) to employees, officers and directors. However, there will be no further grants made pursuant to those plans and, as of December 31, 2017, there were no nonvested shares outstanding.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)	Income Taxes

The components of the income tax provision are summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016
Current:
Federal	$(1,801)	$19
State and foreign	2	2
Total current	(1,799)	21
Deferred:
Federal and state	3,362	7,749

Income tax provision	$1,563	$7,770

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table represents the reconciliation between the reported income taxes and the income taxes that would be computed by applying the federal statutory rate (35%) to income before taxes (in thousands):

	Year Ended December 31,
	2017	2016
Income tax provision at federal statutory rate	$2,453	$2,325
Add (deduct) effect of:
State income taxes, net of federal tax	970	621
Refundable AMT credit	(1,801)	-
Effect of tax rate change as a result of 2017 Tax Cuts and Jobs Act	16,869	-
Expiration of state tax credits	-	3,303
Expiration of stock options	-	2,144
Permanent difference	-	57
Change in valuation allowance	(14,549)	(680)
Recognition of windfall NOLs	(2,379)	-

Income tax provision	$1,563	$7,770

No federal income tax expense was incurred in relation to normal operating results due to the utilization of deferred tax assets.

As of December 31, 2017 and 2016, the tax effects of temporary differences that give rise to the deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Federal and state net operating loss carryforward	$24,399	$40,359
Research and development credits carryforward	16,608	16,608
Capital loss carryforwards	332	482
Federal alternative minimum tax credits	-	1,801
Total gross deferred tax assets	41,339	59,250
Less valuation allowance	(41,339)	(55,888)
Net deferred tax assets	$-	$3,362

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among its numerous changes to the Internal Revenue Code, the Act reduces the U.S. federal corporate tax rate from 35% to 21%. As a result, the Company believes that the most significant impact on its consolidated financial statements will be a reduction of approximately $16.9 million for the deferred tax assets related to net operating losses and other assets. Such reduction is offset by changes to the Company’s valuation allowance.

In addition, the Act repeals the corporate alternative minimum tax (“AMT”) for years beginning after December 31, 2017 and allows companies with existing alternative minimum tax credit (“MTC”) carryforwards as of December 31, 2017 to receive refunds of the credits in tax years after 2017 and before 2022 in an amount equal to 50% (100% in 2021) of the excess MTC over the amount of the credit allowable for the year against regular tax liability.

As of December 31, 2016, the Company had approximately $1.8 million in MTC for which it had recorded a full valuation allowance. The Company generated approximately $140,000 in additional MTC in 2017 as a result of the limitation on alternative minimum tax NOL carryforwards to offset 2017 alternative minimum tax. As a result of the Act’s provision allowing for the refund of MTC beginning in 2018, the Company has released the valuation allowance on the minimum tax credits. The Company has recorded this as a current benefit, recognized in 2017, as well as reclassification of the MTC as a long-term receivable of approximately $1.9 million. The Company has completed the accounting for the tax impact of the Act as of December 31, 2017 and has recorded no provisional amounts.

A valuation allowance is provided when it is more likely than not that some portion of all of the deferred tax assets will not be realized. Because the Company has projected little or no taxable income for the years 2018 through 2021, it is more likely than not that the deferred tax assets will not be realized.

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $106 million that expire in the years 2022 through 2031 and New Jersey state net operating loss carryforwards of approximately $29 million that expire in the years 2030 through 2031. The Company also has federal capital loss carryforwards of approximately $1.2 million that expire in 2018 and federal research and development tax credit carryforwards of approximately $16.6 million for tax reporting purposes that expire in the years 2018 through 2020. The Company’s ability to use the net operating loss and research and development tax credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

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

 Nektar Agreement

See Note 1 regarding the Nektar Second Amendment, wherein Nektar agreed to buy-out all remaining payment obligations to the Company under the Nektar License Agreement.

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

New Principal Executive Offices and Office Service Agreement with Regus

Commencing on March 1, 2016, the Company changed the location of its principal executive offices to 20 Commerce Drive, Suite 135, Cranford, New Jersey, 07016. The Company has entered into an office service agreement with Regus Management Group, LLC (“Regus”) for use of office space at this location effective March 1, 2016. The initial term of the agreement was until February 28, 2017. Under the agreement, in exchange for the Company’s right to use the office space at this location, the Company was required to pay Regus an initial service retainer of $2,418 and thereafter pay Regus a monthly fee of $1,209. This agreement was renewed twice; most recently for another year, to February 28, 2019, for a monthly fee of $1,259.

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

If dissolution and liquidation of the Company pursuant to the Plan of Liquidation and Dissolution are approved by the Company’s stockholders and implemented by management, it is expected that the Company’s corporate existence will continue for the purpose of winding up its business and affairs through the year 2021, consistent with the expiration of the Company’s existing license arrangements that generate its royalty revenues. The Company has forecasted minimal or no royalty revenues for the years 2018 through 2021. This forecast is based upon a variety of estimates and numerous assumptions made by the Company’s management with respect to, among other matters, forecasted sales of the drug products for which the Company has the right to receive royalties, potential returns and rebates and other matters, many of which are difficult to predict, are subject to significant uncertainties, and are beyond the Company’s control. As a result, there can be no assurance that the estimates and assumptions upon which this forecast is based will prove accurate, that the projected results will be realized or that actual results will not be substantially higher or lower than forecasted.

ENZON PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 30, 2014, the Company’s Board of Directors adopted a Section 382 rights plan and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on May 14, 2014. The Section 382 Rights Agreement expired by its terms on April 30, 2017 and has not been replaced.

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

